Form 10QSB
period 1996-03-31
ANSAN INC
filed 1996-05-15
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x]    QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  -----------

                           Commission File No. 0-26422

                                   ANSAN, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                       94-3171943
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                        400 Oyster Point Blvd. Suite 435
                      South San Francisco, California 94080
                    (Address of Principal Executive Offices)

                                 (415) 635-0200
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X                    No

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                          Outstanding at May 15, 1996:
Common Stock, $.001 par value                        2,768,164 shares

                  Traditional Small Business Disclosure Format

                        Yes   X                     No

                              INDEX TO FORM 10-QSB

                                                                      PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

           Condensed Financial Statements:

           Condensed Balance Sheets as of March 31, 1996
             and December 31, 1995....................................3

           Condensed Statements of Operations for the Three
             Months ended March 31, 1996 and 1995.....................4

           Condensed Statements of Cash Flows for the Three
             Months ended March 31, 1996 and 1995.....................5

           Notes to Condensed Financial Statements....................7

           Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operation............9

PART II.  OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K................11

SIGNATURES  .........................................................12

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                                   ANSAN, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                                                             MARCH 31,           December 31,
                                                                                1996                 1995
                                                                         ------------------    -----------------
                                                                             (UNAUDITED)           (Note A)
Assets
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 118,778             $ 45,202
    Short-term investments                                                        3,362,278            3,809,110
    Prepaid expenses and other current assets                                        75,570              108,089
        Total current assets                                                      3,556,626            3,962,401

    Furniture and equipment, net                                                     77,299               18,244
                                                                                 $3,633,925          $ 3,980,645
                                                                         ==================    =================



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $ 105,277             $ 80,276
    Payable to Titan Pharmaceuticals, Inc.                                           66,348               57,791
    Accrued sponsored research expense                                               32,890               32,890
    Accrued legal expense                                                            50,000               50,000
    Other accrued liabilities                                                       130,773              117,006
                                                                         ------------------    -----------------
        Total current liabilities                                                   385,288              337,963


STOCKHOLDERS' EQUITY
    Common stock, at amounts paid in, $0.001 par value; 20,000,000 shares authorized, 2,768,164 shares issued
    and outstanding at March 31, 1996 and December 31, 1995                      10,678,061           10,678,061
    Deferred compensation                                                         (222,228)            (236,118)
    Deficit accumulated during the development stage                            (7,207,196)          (6,799,261)
        Total stockholders' equity                                                3,248,637            3,642,682
                                                                         ------------------    -----------------
                                                                                 $3,633,925           $3,980,645
                                                                         ==================    =================


Note A: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


H:\DOCS\BTPM_NY_\77\0048370.01

                                   ANSAN, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Period from
                                                                                       Incorporation
                                                   Three Months Ended                  (November 6,
                                                          March 31,                      1992) to
                                         -------------------------------------------
                                                                                         March 31,
                                               1996                 1995                   1996
                                         --------------------------------------      -----------------
COSTS AND EXPENSES:
   Research and development                      $ 257,362            $ 293,253             $5,056,815
   General and administrative                      199,581              134,199              1,856,413
Loss from operations                             (456,943)            (427,452)            (6,913,228)

Other income/(expenses)
   Interest income                                  49,008                    -                141,181
   Interest expense                                      -                    -              (435,149)

Net loss                                        $(407,935)           $(427,452)           $(7,207,196)
                                         =================    =================      =================

Net loss per share                                 $(0.17)
                                         =================

Shares used in calculating
   net loss per share                            2,404,404
                                         =================

Pro forma net loss per share                                            $(0.45)
                                                              =================

Shares used in calculating
   pro forma net loss per share                                         950,145
                                                              =================



H:\DOCS\BTPM_NY_\77\0048370.01

                                   ANSAN, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                PERIOD FROM
                                                                                               INCORPORATION
                                                                                               (NOVEMBER 6,
                                                              THREE MONTHS ENDED                 1992) TO
                                                                   MARCH 31                      MARCH 31,
                                                          1996                 1995                1996
                                                     ---------------     ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(407,935)           $(427,452)        $(7,207,196)
Adjustments to reconcile net loss to net cash used
    by operating activities
    Depreciation expense                                       5,288                    -               6,947
    Amortization of debt discount                                  -                    -             400,000
    Amortization of deferred compensation                     13,890                    -              55,556
    Forgiveness of stockholder receivable                          -                    -                 205
    Issuance of common stock in exchange
       for consulting services                                     -                    -              19,984
    Changes in operating assets and liabilities:
    Prepaid expenses and sponsored research                   32,519                    -            (75,570)
    Accounts payable                                          25,001             (24,367)             105,277
    Accrued legal                                                  -                    -              50,000
    Accrued sponsored research                                     -               26,658              32,890
    Other accrued liabilities                                 13,767              121,947             130,773
Net cash used in operating activities                      (317,470)            (303,214)         (6,481,134)
                                                     ---------------     ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and fixtures                      (64,343)                    -            (84,246)
    Purchase of short-term investments                      (53,168)                    -         (3,862,278)
    Proceeds from sale of short-term investments             500,000                    -             500,000
Net cash provided / (used) by investing activities           382,489                    -         (3,446,524)
                                                     ---------------     ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of series A preferred                   -                    -             992,592
       stock
    Proceeds from issuance of common stock, net                    -                    -           5,955,280
    Deferred offering costs                                        -             (45,000)                   -
    Proceeds from related party notes                              -                    -             220,000
    Payment on note from related party                             -                    -           (190,000)
    Issuance of notes payable                                      -                    -           1,025,000
    Repayment of note payable                                      -                    -         (1,425,000)
    Issuance of warrants to purchase common stock                  -                    -             400,000
    Proceeds from stockholder receivable                           -                    -               1,900
    Payable to Titan Pharmaceuticals, Inc.                     8,557              258,292           3,066,664
Net cash provided by financing activities                      8,557             213,292           10,046,436
                                                     ---------------     ----------------     ---------------



H:\DOCS\BTPM_NY_\77\0048370.01

                                   ANSAN, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Net increase (decrease) in cash and cash
   equivalents                                                73,576             (89,922)             118,778
Cash and cash equivalents, beginning of period                45,202               96,704                   -
Cash and cash equivalents, end of period                    $118,778               $6,782            $118,778
                                                     ===============     ================     ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE AND NONCASH
     FINANCING ACTIVITIES
Forgiveness of note payable to related party                    $  -                 $  -             $30,000
                                                     ===============     ================     ===============
Interest paid on related party notes                            $  -                 $  -              $4,409
                                                     ===============     ================     ===============
Conversion of payable to parent into Series A
     Preferred Stock                                            $  -                 $  -          $1,449,064
                                                     ===============     ================     ===============
Conversion of payable to parent into Common                     $  -                 $  -          $1,551,252
Stock
                                                     ===============     ================     ===============


H:\DOCS\BTPM_NY_\77\0048370.01

                                   ANSAN, INC.
                          (a development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The Company

Ansan, Inc. (the "Company") was incorporated in the State of Delaware on November 6, 1992 to engage in the development of analogs of butyric acid for the treatment of cancer, blood disorders and other serious diseases. The Company is in the development stage.

Relationship with Titan Pharmaceuticals, Inc.

Titan Pharmaceuticals, Inc. ("Titan"), a biopharmaceutical company engaged, through the operations of its subsidiaries and affiliates, in the development of new proprietary therapeutic products for use in the fields of cancer, immunology, viral diseases, and disorders of the central nervous system, was the Company's parent until the Company's initial public offering (the "IPO") in August 1995. Subsequent to the IPO, Titan's ownership interest was reduced to 44%. The Company had previously contracted with Titan for facilities and equipment, and certain executive, administrative, financial, regulatory, business development and human resource services. Subsequent to December 31, 1995 the Company contracts with Titan only for limited financial and administrative services. Titan has previously supplied working capital financing to the Company and may in the future provide such financing. As part of its affiliation with Titan, the Company and Titan have a number of mutual members of their boards of directors.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for fair presentation have been included. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on form 10-KSB.

The Company's activities since incorporation have consisted primarily of recruiting personnel, conducting research and development, performing business and financial planning and raising



H:\DOCS\BTPM_NY_\77\0048370.01

                                   ANSAN, INC.
                          (a development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

capital. Accordingly, the Company is considered to be in the development stage, and expects to incur increasing losses and require additional financial resources to achieve commercialization of its products.

The Company also depends on third parties to conduct certain research on the Company's behalf through various research arrangements. All of the Company's current products under development are the subject of license agreements that will require the payment of future royalties.

Net Loss Per Share

Net loss per share for the three months ended March 31, 1996 is computed using the weighted average number of common shares outstanding, reduced by the number of shares held in escrow (see Note 3 of the Notes to the Financial Statements included in the Company's 1995 Annual Report on Form 10-KSB). Common equivalent shares are excluded from the calculation as their effect is antidilutive.

Pro forma net loss per share for the three months ended March 31, 1995 is computed using the weighted average number of common shares outstanding, common equivalent shares from convertible preferred stock which automatically converted upon the closing of the Company's IPO, and certain other common equivalent shares as mandated by SEC Staff Accounting Bulletins.

H:\DOCS\BTPM_NY_\77\0048370.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those anticipated.

Results of Operations

                  The Company is in the development stage. Since its inception in November 1992, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through March 31, 1996, the Company has sustained cumulative losses of $(7,207,196). These losses have resulted from expenditures in connection with research and development and general and administrative activities including legal and professional activities.

                  Through March 31, 1996, research and development expenses have been, in the aggregate, $5,056,815 and general and administrative expenses have been, in the aggregate, $1,856,413. Total research and development expenses were approximately $257,000 during the three months ended March 31, 1996 (the "1996 Quarter"), compared with $293,000 for the three months ended March 31, 1995 (the 1995 "Quarter"), a decrease of approximately 12%. During 1995 the Company reorganized much of its research and development activities that are performed by outside vendors by establishing new vendor relationships, and moving some of the functions in-house. This has produced a cost savings to the Company.

                  Total general and administrative expenses were approximately $200,000 during the 1996 Quarter, compared with $134,000 for the 1995 Quarter, an increase of approximately 49%. The higher level of expenditures in the 1996 Quarter is associated with increased staffing levels. The Company had four full-time employees during the 1996 Quarter, compared with one full-time employee for the corresponding period in 1995.

                  Interest income was approximately $49,000 for the 1996 Quarter resulting from investment of the remaining proceeds from the Company's initial public offering (the "IPO") in August 1995. There was no interest income earned during the 1995 Quarter.

                  The Company expects to continue to incur substantial research and development costs in the future due to ongoing and new research and development programs, manufacturing of products for use in clinical trials, patent and regulatory activities, and preclinical and clinical testing of the Company's products. The Company also expects that general and administrative costs necessary to support clinical trials, research and development, manufacturing and the creation of a marketing and sales organization, if warranted, will increase in the future. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.




H:\DOCS\BTPM_NY_\77\0048370.01

Liquidity and Capital Resources

                  In August and September 1995, the Company completed the IPO which resulted in net proceeds to the Company, after deduction of underwriting discounts and commissions and other expenses of the IPO, of approximately $5,950,000. As of March 31, 1996, the Company had working capital of $3,171,338.

                  Titan Pharmaceuticals, Inc., the Company's principal stockholder ("Titan"), is a party to a master capital equipment lease, and the Company and three other majority-owned subsidiaries of Titan have entered into a sublease and assignment with Titan under such lease for which the Company is jointly and severally liable. At March 31, 1996, the amount outstanding under the equipment lease was $920,481 with current monthly payments of $30,459.

                  The Company believes that the proceeds from the IPO will provide the necessary liquidity and capital resources to sustain planned operations through 1996. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities or to curtail certain planned expenditures. In any event, the Company anticipates that it will require substantial additional financing after such time in order to continue its research and development activities, fund operating expenses, pursue regulatory approval, and build production, sales, and marketing activities, as necessary. There can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail its activities significantly or to cease operations altogether.

Release of Escrowed Shares and Options

                  In connection with the IPO, certain stockholders of the Company placed an aggregate of 363,760 shares of Common Stock (the "Escrow Shares"), and the current holders of certain options which are exercisable at less than the initial public offering price of $5.00 placed options to purchase 36,260 shares (the "Escrow Options"), into escrow pending the Company's attainment of certain revenue or share price goals. The Securities and Exchange Commission has taken the position with respect to the release of securities from escrow that in the event any of the shares or options are released from escrow to directors, officers, employees or consultants of the Company, the release will be treated, for financial reporting purposes, as a compensation expense to the Company. Accordingly, the Company will, in the event of the release of the Escrow Shares and Escrow Options recognize during the period in which the earnings or market price targets are met, what could be a substantial one-time charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity.


H:\DOCS\BTPM_NY_\77\0048370.01

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibits

   3.1*  --  Amended and Restated Certificate of Incorporation of the Registrant
   3.2*  --  Form of Amendment to Amended and Restated Certificate of
             Incorporation of the Registrant
   3.3*  --  By-laws of the Registrant
   4.3*  --  Form of Warrant Agreement
   4.4*  --  Form of Underwriter's Unit Purchase Option
   4.5*  --  Investor Rights Agreement between the Registrant and Titan
             Pharmaceutical, Inc.
   4.6*  --  Form of Option Agreement between the Registrant and Titan
             Pharmaceuticals, Inc.
  11     --  Statement Re Computation of Net Loss Per Share

- - ---------------------------


 * Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-92886)


         (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

H:\DOCS\BTPM_NY_\77\0048370.01

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TITAN PHARMACEUTICALS, INC.


May 15, 1996                     By:   /S/ S. MARK MORAN
                                      ----------------------------------------
                                       S. Mark Moran, President


May 15, 1995                     By:   /S/ JAMES AHLERS
                                      ----------------------------------------
                                       James Ahlers, Chief Accounting Officer







H:\DOCS\BTPM_NY_\77\0048370.01

                                  EXHIBIT INDEX


  3.1*  --   Amended and Restated Certificate of Incorporation of the Registrant
  3.2*  --   Form of Amendment to Amended and Restated Certificate of
             Incorporation of the Registrant
  3.3*  --   By-laws of the Registrant
  4.3*  --   Form of Warrant Agreement
  4.4*  --   Form of Underwriter's Unit Purchase Option
  4.5*  --   Investor Rights Agreement between the Registrant and Titan
             Pharmaceutical, Inc.
  4.6*  --   Form of Option Agreement between the Registrant and Titan
             Pharmaceuticals, Inc.
 11     --   Statement Re Computation of Net Loss Per Share

- - ---------------------------


 * Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-92886)







H:\DOCS\BTPM_NY_\77\0048370.01