Form 10QSB
period 1996-06-30
ANSAN INC
filed 1996-08-14
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x]    QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------      ---------------

                           Commission File No. 0-26422

                                   ANSAN, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                       94-3171943
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

                  Class                        Outstanding at July 31, 1996:
Common Stock, $.001
  par value                                              2,786,798 shares

                  Transitional Small Business Disclosure Format

                                  Yes                      No    X

                                               INDEX TO FORM 10-QSB

                                                                   PAGE
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Condensed Financial Statements:

 Condensed Balance Sheets as of June 30, 1996
   and December 31, 1995.............................................3

 Condensed Statements of Operations for the Three- and Six-
   Months ended June 30, 1996 and 1995...............................4

 Condensed Statements of Cash Flows for the Six
   Months ended June 30, 1996 and 1995...............................5

 Notes to Condensed Financial Statements.............................6

 Item 2.  Management's Discussion and Analysis
 or Plan of Operation................................................8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................11

Item 2.   Changes in Securities....................................11

Item 3.   Defaults Upon Senior Securities..........................11

Item 4.   Submission of Matters to a
                Vote of Security-Holders...........................11

Item 5.   Other Information........................................11

Item 6.   Exhibits and Reports on Form 8-K.........................11

SIGNATURES ........................................................12

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                   ANSAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                            JUNE 30,              DECEMBER 31,
                                                                             1996                    1995
                                                                       ------------------     -------------------
                                                                          (UNAUDITED)              (NOTE A)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $69,562                 $45,202
     Short-term investments                                                 3,002,393               3,809,110
     Prepaid expenses and other current assets                                 28,500                 108,089
          Total current assets                                              3,100,455               3,962,401

Furniture and equipment, net                                                   65,778                  18,244
                                                                           $3,166,233              $3,980,645
                                                                           ==========            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                        $118,442                 $80,276
     Payable to Titan Pharmaceuticals, Inc.                                    82,451                  57,791
     Accrued sponsored research expense                                             -                  32,890
     Accrued legal expense                                                     50,730                  50,000
     Other accrued liabilities                                                 46,792                 117,006
                                                                           ----------            ------------
          Total current liabilities                                           298,415                 337,963


STOCKHOLDERS' EQUITY
Common stock, at amounts paid in, $0.001 par value; 20,000,000 shares authorized, 2,768,164 and 2,786,798 shares issued and outstanding at December 31, 1995 and
June 30, 1996, respectively                                                10,687,037              10,678,061
Deferred compensation                                                        (208,339)               (236,118)
Deficit accumulated during the development stage                           (7,610,880)             (6,799,261)
          Total stockholders' equity                                        2,867,818               3,642,682
                                                                           $3,166,233              $3,980,645
                                                                        =============             ===========


Note A: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

                                   ANSAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                     Period from
                                               Three Months Ended                      Six Months Ended             Incorporation
                                                    June 30,                               June 30,                 (November 6,
                                     -------------------------------------   ----------------------------------       1992) to
                                                                                                                      June 30,
                                          1996                  1995                1996               1995             1996
                                     -------------         ---------------   ----------------     --------------    -------------

COSTS AND EXPENSES:
   Research and development              $205,614              $541,183           $462,976           $834,436         $5,262,429
   General and administrative             242,345               528,818            441,926            663,017          2,098,758
Loss from operations                     (447,959)           (1,070,001)          (904,902)        (1,497,453)        (7,361,187)

Other income/(expenses)
   Interest income                         44,275                13,250             93,283             13,250            185,456
   Interest expense                             -                     -                  -                  -          (435,149)

Net loss                                $(403,684)          $(1,083,251)         $(811,619)       $(1,510,703)       $(7,610,880)
                                     ============        ==============        ===========       ============       ============

Net loss per share                         $(0.17)               $(1.90)            $(0.34)            $(2.65)
                                     ============        ==============        ===========       ============

Shares used in calculating
   net loss per share                   2,407,885               569,672          2,406,145            569,672
                                     ============        ==============        ===========       ============

Pro forma net loss per share                                     $(1.14)                               $(1.59)
                                                          =============                          ============

Shares used in calculating
   pro forma net loss per share                                 950,145                               950,145
                                                          =============                          ============






                  See notes to condensed financial statements.

                                   ANSAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            PERIOD FROM
                                                                                                           INCORPORATION
                                                                                                            (NOVEMBER 6,
                                                                            SIX MONTHS ENDED                  1992) TO
                                                                                JUNE 30,                     MARCH 31,
                                                                     1996                  1995                1996
                                                               ----------------       --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(811,619)          $(1,510,703)       $(7,610,880)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation expense                                                    9,251                     -             10,910
Amortization of debt discount                                               -                     -            400,000
Amortization of deferred compensation                                  27,779                13,889             69,445
Forgiveness of stockholder receivable                                       -                     -                205
Issuance of common stock in exchange
   for consulting services                                                  -                     -             19,984
Changes in operating assets and liabilities:
Prepaid expenses and sponsored research                                79,589                     -           (28,500)
Accounts payable                                                       38,166               135,284            118,442
Accrued legal                                                             730                     -             50,730
Accrued sponsored research                                            (32,890)                                       -
Other accrued liabilities                                             (70,214)              194,934             46,792
Net cash used in operating activities                                (759,210)           (1,166,596)        (6,922,872)
                                                            -----------------       ---------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and fixtures                                    (56,785)                    -            (76,688)
Purchase of short-term investments                                    (93,283)                    -         (3,902,393)
Proceeds from sale of short-term investments                          900,000                     -            900,000
Net cash provided / (used) by investing activities                    749,932                     -         (3,079,081)
                                                            -----------------       ---------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of series A preferred stock                          -                     -            992,592
Proceeds from issuance of common stock, net                             8,976                     -          5,964,256
Deferred offering costs                                                     -              (210,065)                 -
Proceeds from related party notes                                           -                     -            220,000
Payment on note from related party                                          -                     -           (190,000)
Issuance of notes payable                                                   -             1,058,333          1,025,000
Repayment of note payable                                                   -                     -         (1,425,000)
Issuance of warrants to purchase common stock                               -               400,000            400,000
Proceeds from stockholder receivable                                        -                     -              1,900
Payable to Titan Pharmaceuticals, Inc.                                 24,660               366,504          3,082,767
Net cash provided by financing activities                              33,636             1,614,772         10,071,515
                                                            -----------------       ---------------      -------------

Net increase (decrease) in cash and cash
   equivalents                                                         24,360               448,176             69,562
Cash and cash equivalents, beginning of period                         45,202                96,704                  -
Cash and cash equivalents, end of period                              $69,562              $544,880            $69,562
                                                            =================       ===============      =============

SUPPLEMENTAL CASH FLOW DISCLOSURE AND NONCASH
     FINANCING ACTIVITIES
Forgiveness of note payable to related party                               $-                    $-            $30,000
                                                            =================       ===============      =============
Interest paid on related party notes                                       $-                    $-             $4,409
                                                            =================       ===============      =============
Conversion of payable to parent into Series A
     Preferred Stock                                                       $-                    $-         $1,449,064
                                                            =================       ===============      =============
Conversion of payable to parent into Common Stock                          $-                    $-         $1,551,252
                                                            =================       ===============      =============

                  See notes to condensed financial statements.

                                   ANSAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company
     -----------

     Ansan, Inc. (the "Company") was incorporated in the State of Delaware on November 6, 1992 to engage in the development of analogs of butyric acid for the treatment of cancer, blood disorders and other serious diseases. The Company is in the development stage.

     Relationship with Titan Pharmaceuticals, Inc.
     ---------------------------------------------

     Titan Pharmaceuticals, Inc. ("Titan"), a biopharmaceutical company engaged, through the operations of its subsidiaries and affiliates, in the development of new proprietary therapeutic products for use in the fields of cancer, immunology, viral diseases, and disorders of the central nervous system, was the Company's parent until the Company's initial public offering (the "IPO") in August 1995. Subsequent to the IPO, Titan's ownership interest was reduced to 44%. In August 1995, the company granted Titan a one year option to purchase up to 400,000 shares of Common Stock. In July 1996, the Company extended the option through September 8, 1996, in order to allow the Company and Titan an opportunity to renegotiate the terms of such option as well as other possible financing transactions. The Company had previously contracted with Titan for facilities and equipment, and certain executive, administrative, financial, regulatory, business development and human resource services. Subsequent to December 31, 1995 the Company has contracted with Titan only for limited financial and administrative services. Titan has previously supplied working capital financing to the Company and may in the future provide such financing. As part of its affiliation with Titan, the Company and Titan have a number of members in common of their respective boards of directors.

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-KSB. The Company's activities since incorporation have consisted primarily of conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage and expects to incur increasing losses and require additional financial resources to achieve commercialization of its products. The Company also depends on third parties to conduct certain research on the Company's behalf through various research arrangements. All of the Company's current products under development are the subject of license agreements that may require the payment of future royalties.

                                   ANSAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     Net Loss Per Share
     ------------------

     Net loss per share for the three- and six-month periods ended June 30, 1996 is computed using the weighted average number of common shares outstanding, reduced by the number of shares held in escrow (see Note 3 of the Notes to the Financial Statements included in the Company's 1995 Annual Report on Form 10-KSB). Common equivalent shares are excluded from the calculation as their effect is antidilutive. Pro forma net loss per share for the three- and six-month periods ended June 30, 1995 is computed using the weighted average number of common shares outstanding, common equivalent shares from convertible preferred stock which automatically converted upon the closing of the Company's IPO, and certain other common equivalent shares as mandated by SEC Staff Accounting Bulletins.

     Collaborative Agreements
     ------------------------

     In May of 1996, the Company signed a licensing agreement with Boehringer Ingelheim GmbH to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug apafant for all clinical indications. The company intends to proceed with the further development and, if possible, clinical testing of the drug. Pursuant to the agreement, the Company may be obligated to make future milestone and royalty payments to Boehringer Ingelheim GmbH. However, under certain circumstances, Boehringer Ingelheim GmbH may participate in the further development and commercialization of apafant and would, in such circumstances, be obligated to make milestone and royalty payments to Ansan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Statements in this report may contain forward-looking statements, involving risks and uncertainties that may or may not be identifiable in advance. Actual results may differ materially from those anticipated.

RESULTS OF OPERATIONS

         The Company is in the development stage. Since its inception in November 1992, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through June 30, 1996, the Company has sustained cumulative losses of $7,610,880. These losses have resulted from expenditures in connection with research and development and general and administrative activities, including legal and professional activities.

         Through June 30, 1996, research and development expenses since inception have been approximately $5,262,000 and general and administrative expenses since inception have been approximately $2,099,000. Total research and development expenses were approximately $206,000 and $463,000 during the three- and six-month periods ended June 30, 1996, respectively, compared with approximately $541,000 and $834,000 for the three- and six-month periods ended June 30, 1995, respectively, a decrease of approximately 62% and 44% for the three- and six-month periods, respectively. The higher level of expenditures in 1995 is attributed to costs incurred in anticipation of the Company's clinical trial that commenced in the first quarter of 1996. These costs included expenditures for preparation and compilation of investigational new drug applications (IND), toxicology studies and manufacturing. Also, during the second half of 1995 the Company reorganized much of its research and development activities that are performed by outside vendors by establishing new vendor relationships, and moving certain functions in-house. This reorganization has produced a cost savings to the Company.

         Total general and administrative expenses were approximately $242,000 and $442,000 during the three- and six-month periods ended June 30, 1996, respectively, compared with approximately $529,000 and $663,000 for the three- and six-month periods ended June 30, 1995, respectively, a decrease of approximately 54% and 33% for the three- and six-month periods, respectively. The higher level of expenditures in 1995 are associated, in part, with underwriting commissions and other costs associated with a private placement of debt. Interest income was approximately $44,000 and $93,000 for the three- and six-month periods ended June 30, 1996, respectively, compared with approximately $13,000 for both the three- and six-month periods ended June 30, 1995. This increase is the result from investment of the remaining proceeds from the Company's IPO in August 1995.

         The Company expects to continue to incur substantial research and development costs in the future due to ongoing and new research and development programs, manufacturing of products for use in clinical trials, patent and regulatory activities, and preclinical and clinical testing of the Company's products. In May of 1996, the Company signed a licensing agreement with

Boehringer Ingelheim GmbH to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug apafant for all clinical indications. The Company expects to incur substantial research and development costs related to this acquisition. The Company also expects that general and administrative costs necessary to support clinical trials, research and development, manufacturing and the creation of a marketing and sales organization, if warranted, will increase in the future. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

         In August and September 1995, the Company completed an IPO which resulted in net proceeds to the Company, after deduction of underwriting discounts and commissions and other expenses of the IPO, of approximately $5,950,000. As of June 30, 1996, the Company had working capital of approximately $2,802,000.

         In August 1995, the Company granted Titan, the Company's principal stockholder, a one-year option to purchase up to 400,000 shares of Common Stock. In July 1996, the Company extended the option through September 8, 1996, in order to allow the Company and Titan an opportunity to renegotiate the terms of such option as well as other possible financing transactions.

         Titan is a party to a master capital equipment lease, and the Company and three other majority-owned subsidiaries of Titan have entered into a sublease and assignment with Titan under such lease for which the Company is jointly and severally liable. At June 30, 1996, the amount outstanding under the equipment lease was $864,964 with current monthly payments of $30,459.

         The Company believes that the proceeds from the IPO will provide the necessary liquidity and capital resources to sustain planned operations through 1996. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities or to curtail certain planned expenditures. In any event, the Company anticipates that it will require substantial additional financing after such time in order to continue its research and development capabilities, fund operating expenses, pursue regulatory approval, and build production, sales, and marketing activities, as necessary. There can be no assurance as to the availability or terms of any additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail its activities significantly or to cease operations altogether.

RELEASE OF ESCROWED SHARES AND OPTIONS

         In connection with the IPO, certain stockholders of the Company placed an aggregate of 363,760 shares of Common Stock (the "Escrow Shares"), and the current holders of certain options which are exercisable at less than the initial public offering price of $5.00 placed options to purchase 36,260 shares (the "Escrow Options"), into escrow pending the Company's attainment of certain revenue or share price goals. The Securities and Exchange Commission has taken the position with respect to the release of securities from escrow that in the event any of the Escrow Shares or Escrow Options are released from escrow to directors, officers, employees or consultants of the Company, the release will be treated, for financial reporting purposes, as a compensation expense to the Company. Accordingly, the Company will, in the event of the release of the Escrow Shares and Escrow Options, recognize during the period in which the earnings or market price targets are met what could be a substantial one-time charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity.

                                     PART II

Item 1.  LEGAL PROCEEDINGS
                  Not Applicable

Item 2.  CHANGES IN SECURITIES
                  Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not Applicable

Item 5.  OTHER INFORMATION
                  Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  4.1   -Form of Unit Purchase Option *
              4.2   -Form of Warrant Agreement (including forms of Class A
                     and Class B Warrant Certificates) *
              4.3   -Escrow Agreement *

            10.11   -License Agreement dated May 31, 1996, between
                     Boehringer Ingelheim GmbH and the Registrant **

             11.0   -Statement re Computation of Earnings of Per Share

             27.0   -Financial Data Schedule

           * Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-92886)

           ** Confidential treatment has been requested with respect to portions of this exhibit.

         (b) No reports on Form 8-K were filed during the six months ended June 30, 1996.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ANSAN, INC.


By: /S/ S. Mark Moran                                   Date: August 13, 1996
   --------------------------------------------
      S. Mark Moran, President and
      Chief Executive Officer
      (Principal Executive Officer and
        Principal Financial Officer)