Form 10QSB
period 1996-09-30
ANSAN INC
filed 1996-11-13
CIK 946486

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


[x]    QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarter ended September 30, 1996.

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _____________ to _________


Commission File No.   0-26422


                             ANSAN PHARMACEUTICALS, INC.
          (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                   94-3171943
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                 Identification Number)

                          400 OYSTER POINT BLVD. SUITE 435
                        SOUTH SAN FRANCISCO, CALIFORNIA  94080
                       (Address of Principal Executive Offices)

                                    (415) 635-0200
                   (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  __X__   No  _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996: 2,826,798 shares of Common Stock oustanding, $0.001 par value.

Transitional Small Business Disclosure Format  Yes _____   No  __X__

                                 INDEX TO FORM 10-QSB


                                                                         PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Condensed Financial Statements:

    Condensed Balance Sheets as of September 30, 1996
      and December 31, 1995 .............................................  3

    Condensed Statements of Operations for the Three- and Nine-
      Months ended September 30, 1996 and 1995 and period from
      incorporation (November 6, 1992) to September 30, 1996 ............  4

    Condensed Statements of Cash Flows for the Nine
      Months ended September 30, 1996 and 1995 and period from
      incorporation (November 6, 1992) to September 30, 1996 ............  5

    Notes to Condensed Financial Statements .............................  6

    Item 2.  Management's Discussion and Analysis
    or Plan of Operation  ...............................................  9

PART II.  OTHER INFORMATION

    Item 5.   Recent Developments, Business
    Environment & Risk Factors .......................................... 12

    Item 6.   Exhibits and Reports on Form 8-K .......................... 15

SIGNATURES  ............................................................. 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                             ANSAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED BALANCE SHEETS

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1996           1995
                                                    ----------     ----------
                                                    (UNAUDITED)     (NOTE A)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                      $   51,387     $   45,202
     Short-term investments                          2,413,777      3,809,110
     Prepaid expenses and other current assets           9,718        108,089
                                                    ----------     ----------
          Total current assets                       2,474,882      3,962,401

Furniture and equipment, net                            76,035         18,244
                                                    ----------     ----------
                                                    $2,550,917     $3,980,645
                                                    ----------     ----------
                                                    ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                               $   97,085     $   80,276
     Payable to Titan Pharmaceuticals, Inc.             99,459         57,791
     Accrued sponsored research expense                  -             32,890
     Accrued legal expense                              50,730         50,000
     Other accrued liabilities                          53,120        117,006
                                                    ----------     ----------
          Total current liabilities                    300,394        337,963

STOCKHOLDERS' EQUITY
Common stock, at amounts paid in, $0.001 par value;
   20,000,000 shares authorized, 2,826,798 and
   2,768,164 shares issued and outstanding at
   September 30, 1996 and December 31, 1995,
   respectively                                     10,842,037     10,678,061
Deferred compensation                                 (194,450)      (236,118)
Deficit accumulated during the development stage    (8,397,064)    (6,799,261)
                                                    ----------     ----------
          Total stockholders' equity                 2,250,523      3,642,682
                                                    ----------     ----------
                                                    $2,550,917     $3,980,645
                                                    ----------     ----------
                                                    ----------     ----------

Note A: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             ANSAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                                                    Period from
                                                                                                   Incorporation
                                         Three Months Ended               Nine Months Ended         (November 6,
                                            September 30,                   September 30,             1992) to
                                     ---------------------------     ---------------------------    September 30,
                                        1996            1995             1996           1995            1996
                                     -----------     -----------     -----------     -----------     -----------
COSTS AND EXPENSES:
   Research and development          $   471,737     $   248,561     $   934,713     $ 1,082,997     $ 5,734,166
   General and administrative            350,830         168,258         792,756         831,275       2,449,588
                                     -----------     -----------     -----------     -----------     -----------
Loss from operations                    (822,567)       (416,819)     (1,727,469)     (1,914,272)     (8,183,754)
Other income/(expenses)
   Interest income                        36,383          32,689         129,666          32,689         221,839
   Interest expense                        -            (416,444)          -            (429,694)       (435,149)
                                     -----------     -----------     -----------     -----------     -----------
Net loss                             $  (786,184)    $  (800,574)    $(1,597,803)    $(2,311,277)    $(8,397,064)
                                     -----------     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------     -----------
Net loss per share                   $     (0.32)    $     (0.56)    $     (0.66)    $     (2.70)
                                     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------
Shares used in computation             2,431,299       1,433,264       2,414,530         857,536
                                     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------

Pro forma net loss per share                         $     (0.50)                    $     (1.99)
                                                     -----------                     -----------
                                                     -----------                     -----------
Shares used in calculating
   pro forma net loss per share                        1,590,413                       1,163,562
                                                     -----------                     -----------
                                                     -----------                     -----------

                    SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             ANSAN PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                         PERIOD FROM
                                                                                        INCORPORATION
                                                                                         (NOVEMBER 6,
                                                                NINE MONTHS ENDED          1992) TO
                                                                   SEPTEMBER 30,           MARCH 31,
                                                                1996          1995           1996
                                                            -----------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(1,597,803)  $(2,311,277)   $(8,397,064)
Adjustments to reconcile net loss to net cash used
   by operating activities
     Depreciation expense                                        15,193           532         16,852
     Amortization of debt discount                                 -          400,000        400,000
     Amortization of deferred compensation                       41,668        27,778         83,334
     Forgiveness of stockholder receivable                         -             -               205
     Issuance of common stock in exchange for consulting
        services                                                   -             -            19,984
     Issuance of common stock to employee                       155,000          -           155,000
   Changes in operating assets and liabilities:
     Prepaid expenses and sponsored research                     98,371          -            (9,718)
     Accounts payable                                            16,809       (15,398)        97,085
     Accrued legal                                                  730          -            50,730
     Accrued sponsored research                                 (32,890)         -              -
     Other accrued liabilities                                  (63,886)      (35,634)        53,120
                                                            -----------   -----------    -----------
Net cash used in operating activities                        (1,366,808)   (1,933,999)    (7,530,472)
                                                            -----------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture and equipment                       (72,984)      (15,248)       (92,887)
     Purchases of short-term investments                       (129,667)         -        (3,938,777)
     Proceeds from sale of short-term investments             1,525,000          -         1,525,000
                                                            -----------   -----------    -----------
Net cash provided by (used in) investing activities           1,322,349       (15,248)    (2,506,664)
                                                            -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of series A preferred stock            -             -           992,592
     Proceeds from issuance of common stock, net                  8,976     5,955,151      5,964,256
     Proceeds from related party notes                             -             -           220,000
     Payment on note from related party                            -             -          (190,000)
     Issuance of notes payable                                     -        1,025,000      1,025,000
     Repayment of note payable                                     -       (1,425,000)    (1,425,000)
     Issuance of warrants to purchase common stock                 -          400,000        400,000
     Proceeds from stockholder receivable                          -             -             1,900
     Payable to Titan Pharmaceuticals, Inc.                      41,668       316,804      3,099,775
                                                            -----------   -----------    -----------
Net cash provided by financing activities                        50,644     6,271,955     10,088,523
                                                            -----------   -----------    -----------
Net increase in cash and cash equivalents                         6,185     4,322,708         51,387
Cash and cash equivalents, beginning of period                   45,202        96,704           -
                                                            -----------   -----------    -----------
Cash and cash equivalents, end of period                    $    51,387   $ 4,419,412    $    51,387
                                                            -----------   -----------    -----------
                                                            -----------   -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE AND NONCASH
     FINANCING ACTIVITIES
Forgiveness of note payable to related party                $      -      $      -       $    30,000
                                                            -----------   -----------    -----------
                                                            -----------   -----------    -----------
Interest paid on related party notes                        $      -      $      -       $     4,409
                                                            -----------   -----------    -----------
                                                            -----------   -----------    -----------
Conversion of payable to parent into Series A
     Preferred Stock                                        $      -      $      -       $ 1,449,064
                                                            -----------   -----------    -----------
                                                            -----------   -----------    -----------
Conversion of payable to parent into Common Stock           $      -      $      -       $ 1,551,252
                                                            -----------   -----------    -----------
                                                            -----------   -----------    -----------

                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         ANSAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Ansan Pharmaceuticals, Inc. ("Ansan" or the "Company") was incorporated in the State of Delaware on November 6, 1992 to engage in the development of analogs of butyric acid for the treatment of cancer, blood disorders and other serious diseases. The Company is in the development stage.

RELATIONSHIP WITH TITAN PHARMACEUTICALS, INC

     Titan Pharmaceuticals, Inc. ("Titan"), a biopharmaceutical company engaged, through the operations of its subsidiaries and affiliates, in the development of new proprietary therapeutic products for use in the fields of cancer, immunology, viral diseases, and disorders of the central nervous system, was the Company's parent until the Company's initial public offering (the "IPO") in August 1995. Subsequent to the IPO, Titan's ownership interest was reduced to 44%. In August 1995, the company granted Titan a one-year option to purchase up to 400,000 shares of Common Stock. In July 1996, the Company extended the option through September 8, 1996. While Ansan has not extended this option, the companies continue to negotiate the terms of an additional investment from Titan. However, there is no guarantee such investment will take place. The Company had previously contracted with Titan for facilities and equipment, and certain executive, administrative, financial, regulatory, business development and human resource services. Subsequent to December 31, 1995, the Company has contracted with Titan only for limited financial and administrative services. Titan has previously supplied working capital financing to the Company and may in the future provide such financing. As part of its affiliation with Titan, the Company and Titan have a number of members in common of their respective boards of directors.

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-KSB.

     The Company's activities since incorporation have consisted primarily of conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage and expects to incur increasing losses and require additional financial resources to achieve commercialization of its

                         ANSAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


products. The Company also depends on third parties to conduct certain research on the Company's behalf through various research arrangements. All of the Company's current products under development are the subject of license agreements that may require the payment of future royalties.

NET LOSS PER SHARE

     Net loss per share for the three- and nine-month periods ended September 30, 1996 and the three-month period ended September 1995 is computed using the weighted average number of common shares outstanding, reduced by the number of shares held in escrow (see Release of Escrowed Shares and Options below). Common equivalent shares are excluded from the calculation as their effect is antidilutive.

     Pursuant to the SEC Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the Company's IPO have been included in the calculation of net loss per share for the nine-month period ended September 30, 1995 using the treasury stock method for stock options and the if-converted method for convertible preferred stock. Net loss per share and pro forma net loss per share is adjusted for the effect of escrow shares (see Relase of Escrowed Shares and Options below).

     Pro forma net loss per share for the three- and nine-month periods ended September 30, 1995 is computed using the weighted average number of common shares outstanding, common equivalent shares from convertible preferred stock which automatically converted upon the closing of the Company's IPO, and certain other common equivalent shares as mandated by SEC Staff Accounting Bulletins.

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

                         ANSAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


COLLABORATIVE AGREEMENTS

    In May of 1996, the Company signed a licensing agreement with Boehringer Ingelheim GmbH to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug Apafant for all clinical indications. The Company intends to proceed with the further development and, if possible, clinical testing of the drug. Pursuant to the agreement, the Company may be obligated to make future milestone and royalty payments to Boehringer Ingelheim GmbH. However, under certain circumstances, Boehringer Ingelheim GmbH may participate in the further development and commercialization of Apafant and, in such circumstances, would be obligated to make milestone and royalty payments to Ansan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from stated expectations. These risks and uncertainties include but are not limited to: timeliness of completion, if at all, of IND filings; FDA approval of IND's if filed; timeliness of commencement, if ever, of clinical trials; timeliness of completion, if ever, of clinical trials; changing requirements for regulatory approval; technological uncertainties; the impact of competitive products and pricing; future availability of capital; uncertainties arising from patents; and a number of other risks, including those described above, those set forth in the Company's 1995 annual report on form 10-KSB and other reports filed with the Securities and Exchange Commission; and those which may not be identifiable as yet.

RESULTS OF OPERATIONS

     The Company is in the development stage. Since its inception in November 1992, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through September 30, 1996, the Company has sustained cumulative losses of approximately $8,397,000. These losses have resulted from expenditures in connection with research and development and general and administrative activities, including legal and professional activities.

     Through September 30, 1996, research and development expenses since inception have been approximately $5,734,000 and general and administrative expenses since inception have been approximately $2,450,000. Research and development expenses for the three months ended September 30, 1996 ("1996 quarter") were approximately $472,000 compared with $249,000 for the three months ended September 30, 1995 ("1995 quarter"), an increase of 90%. The increase can be attributed to an issuance of stock to a member of management, a portion of which was allocated to research and development. The increase is also due to expenditures associated with the development of Ansan's newly acquired drug, Apafant, and the establishment of new development initiatives for AN9 topical and AN10 topical. Such expenditures include, but are not limited to, formulation development, chemistry, manufacturing and controls, pharmacology, and toxicology. For the nine months ended September 30, 1996 ("1996 nine months"), research and development expenses were $935,000 as compared to $1,083,000 for the nine months ended September 30, 1995 ("1995 nine months"), a decrease of 14%. The higher level of expenditures in 1995 is attributed to costs incurred in anticipation of the Company's clinical trial that commenced in the first quarter of 1996. These costs included expenditures for preparation and compilation of investigational new drug applications (IND), toxicology studies and manufacturing. Also, during the second half of 1995, the Company reorganized much of its research and development activities that are performed by outside vendors by establishing new vendor relationships, and moving certain functions in-house. This reorganization has produced a cost savings to the Company.

    General and administrative expenses for the 1996 quarter were approximately $351,000 compared with approximately $168,000 for the 1995 quarter, an increase of 109%. As noted above, the increase can be attributed to a charge to operations relating to the issuance of stock to a member of management, a portion of which was allocated to general and administrative expenses. In addition the 1996 quarter expenses reflect post-IPO expenditures such as investor relations and directors and officers insurance. For the 1996 nine months, general and administrative expenses were approximately $793,000 as compared to $831,000, a decrease of 5%. The decrease was due primarily to certain costs associated with a private placement of debt in 1995.

    Interest income was approximately $36,000 during the 1996 quarter as compared to approximately $33,000 during the 1995 quarter. For the 1996 nine months, interest income was approximately $130,000 compared with $33,000 for the 1995 nine months. This increase was a result of a substantial increase in the amount of cash and short-term investments subsequent to the Company's IPO in August 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

    In August and September 1995, the Company completed an IPO which resulted in net proceeds to the Company, after deduction of underwriting discounts and commissions and other expenses of the IPO, of approximately $5,950,000. As of September 30, 1996, the Company had working capital of approximately $2,174,000.

    In August 1995, the Company granted Titan, the Company's principal stockholder, a one-year option to purchase up to 400,000 shares of Common Stock. In July 1996, the Company extended the option through September 8, 1996. While Ansan has not extended this option, the companies continue to negotiate the terms of an additional investment from Titan. However, there is no guarantee such investment will take place.

    Titan is a party to a master capital equipment lease, and the Company and three other majority-owned subsidiaries of Titan have entered into a sublease and assignment with Titan under such lease for which the Company is jointly and severally liable. At September 30, 1996, the amount outstanding under the equipment lease was $807,211 with current monthly payments of $30,459.

    The Company believes that the proceeds from the IPO will provide the necessary liquidity and capital resources to sustain planned operations through the September 1997. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities or to curtail certain planned expenditures. In any event, the Company anticipates that it will require substantial additional financing after such time in order to continue its research and development capabilities, fund operating expenses, pursue regulatory approval, and build production, sales, and marketing activities, as necessary. There can be no assurance as to the availability or terms of any additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail its activities significantly or to cease operations altogether.

PART II. OTHER INFORMATION

ITEM 5.  RECENT DEVELOPMENTS, BUSINESS ENVIRONMENT & RISK FACTORS

     There have been a number of potentially significant developments relating to the progress and focus of the Company's programs.

PIVANEX INJECTION

     The Company is currently conducting a phase Ib safety and tolerability study of Pivanex-TM- Injection ("Pivanex") in patients with various cancers. Pivanex is a formulation of a patented analog of butyric acid (AN9). Nine patients have been enrolled to date and no serious adverse events have been reported. Recent animal data have suggested that when Pivanex is administered by vein the highest concentrations of drug may be available to treat tumors that are located in the lungs. Substantially less drug is available after intravenous administration to treat tumors located outside of the lung. As a consequence of these findings, an effort has been made recently to enroll patients with lung cancer in the current phase Ib study. Three patients with lung cancer have been enrolled to date. The other six patients enrolled previously had cancers located in sites other than the lungs (such as the colon or liver), and there was no objective evidence of response to treatment in these six patients.

     Of the three patients with lung cancer, one had squamous cell carcinoma. This patient was enrolled in August 1996. This patient subsequently received two courses of therapy with Pivanex. Following the first course, there was approximately a 50% reduction in the tumor volume as measured by an x-ray technique known as computerized tomography. A repeat x-ray after the second course showed no further decrease in tumor size. The patient remains under observation, and there are currently no plans for further treatment with Pivanex.

     The Company and the principal investigator of the clinical trial find this reported result encouraging. There can be no assurance, however, that the observed shrinkage of the tumor resulted from the administration of Pivanex, can be maintained for any meaningful duration or can be reproduced in other patients. Substantial additional clinical testing will be required to establish and verify the safety and efficacy of Pivanex. These trials will require at least two or more years to complete, and there can be no assurance that such trials will result in the regulatory approval required for the commercialization of Pivanex.

     Because of the animal findings regarding the availability of drug to treat tumors located in various tissues, the company is currently evaluating additional routes of administration for AN9 Injection, including the following:

     1) intraperitoneal administration for treatment of malignancies such as ovarian cancer (The Company has recently shown in laboratory testing that a solution of AN9 given by intraperitoneal administration improves the survival of animals having human ovarian cancers implanted in the peritoneal cavity.)

     2) intra-arterial infusions for the treatment of primary or metastatic livers cancers

AN9 TOPICAL

     It has been previously shown in laboratory testing that direct application of a solution of AN9 to human melanoma cells can inhibit growth of this type of cancer. Pursuant to this observation, the Company has been performing certain experiments to enable the filing of an Investigational New Drug Application ("IND") for a newly developed topical formulation of AN9 ("AN9 Topical"). The Company has recently met with the United State Food and Drug Administration ("FDA") regarding such an effort. As a result, the Company expects to file an IND in the first half of 1997. However, the Company must complete certain additional pharmacology and toxicology studies before an IND can be submitted, and there can be no assurance that these studies can be concluded successfully or in a timely manner. Accordingly, there can be no assurance that the IND will be filed in a timely manner or at all and no assurance that the FDA will ultimately approve the IND if one is filed.

AN10 TOPICAL

     In another new development, the Company is also pursuing a development program with a topical formulation of AN10 ("AN10 Topical"). Recent animal studies suggest that AN10 Topical may prove to have potential utility in reducing chemotherapy-induced alopecia, or hair loss, in patients with cancer. The Company expects to complete certain animal and laboratory testing and plans to file an IND for AN10 Topical during the first half of 1997. There can be no assurance that the ongoing animal and laboratory testing will be successful or will be completed in a timely manner. Accordingly, there can be no assurance that the IND will be filed in a timely manner or at all and no assurance that the FDA will approve the IND if one is filed.

NOVAHEME INJECTION

     The Company was recently awarded U. S. Patent No. 5,569,675 covering the use of the product Novaheme-TM- Injection ("AN10 Injection") for the treatment of serious blood disorders such as sickle cell disease or beta thalassemia. The Company is currently seeking a development partner for this product. There can be no assurance that the Company will be successful in identifying a suitable partner.

APAFANT INJECTION

     The Company is now conducting supplemental pharmacology testing of Apafant Injection, the compound recently licensed from Boehringer Ingelheim ("BI"). Apafant was originally developed by BI as an oral treatment for asthma. BI has previously conducted extensive clinical trials in the US and in other countries using the oral form of the drug. The Company is developing its own injectable form of the drug and intends to file an IND for Apafant Injection for acute pancreatitis in the first half of 1997. There can be no assurance that the IND will be filed in a timely manner or at all and no assurance that the FDA will approve the IND if one is filed.

SUMMARY

     These advances are encouraging and represent a significant expansion of the Company's programs under development. Additional research, development, preclinical and clinical testing will be required, however, in order to obtain regulatory approval for any of the Company's current product candidates. There can be no assurance that any products from the Company's expanded portfolio will be successfully developed, prove to be safe or efficacious, receive the requisite regulatory approvals, demonstrate substantial therapeutic benefits in the treatment of any disease or condition, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The Company intends to proceed with additional testing on each of the drug candidates, which may lead to the successful filing of IND's and the subsequent conduct of clinical trials. In addition, the company is actively seeking to acquire the rights to other compounds that will also require additional testing and clinical trials.

     The Company's current resources will not be sufficient to support all of these activities, and the Company will need to raise additional capital to pursue the planned development and commercialization of its portfolio of product candidates. The Company anticipates that existing capital resources will support operations through September 1997, but this period of time could be reduced if the Company more aggressively pursues the proposed laboratory and clinical testing of the existing product candidates. The Company is actively considering a number of alternatives in order to raise capital. Failure to raise sufficient capital would cause the Company to reduce development activities, to postpone development of one or more products or to sell or license one or more of its products to other companies or potentially to cease operations altogether. There can be no assurance that the Company will be successful in any of aforementioned fundraising efforts.

     This Form 10-QSB contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from stated expectations. These risks and uncertainties include but are not limited to: timeliness of completion, if at all, of IND filings, FDA approval of IND's if filed, timeliness of commencement, if ever, of clinical trials, timeliness of completion, if ever, of clinical trials, changing requirements for regulatory approval, technological uncertainties, the impact of competitive products and pricing, future availability of capital, uncertainties arising from patents, and a number of other risks, including those described above, those set forth in the Company's 1995 annual report on form 10-KSB and other reports file with the Securities and Exchange Commission, and those which may not be identifiable as yet.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  4.1    Form of Unit Purchase Option *
              4.2 Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates).*
              4.3    Escrow Agreement *
              10.11  License Agreement dated May 31, 1996, between
              Boehringer Ingelheim GmbH and the Registrant **
              11.0   Statement re Computation of Earnings of Per Share
              27.0   Financial Data Schedule

              *Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-92886)

              **Confidential treatment has been requested with respect to portions of this exhibit.

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the nine months ended September 30, 1996.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                   ANSAN PHARMACEUTICALS, INC.


November 12, 1996                  By: /s/ S. Mark Moran
                                       -----------------------------------------
                                           S. Mark Moran
                                           President and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)