Form 10KSB40
period 1996-12-31
ANSAN PHARMACEUTICALS INC
filed 1997-03-31
CIK 946486

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
     For the fiscal year ended December 31, 1996
                              ------------------

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
     For the transition period from               to
                                   --------------    ---------  ------

     Commission file number 0-26422
                           --------

                           ANSAN PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                          94-3171943
               --------                                          ----------
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

      400 OYSTER POINT BOULEVARD, SUITE 435, SOUTH SAN FRANCISCO, CA 94080
      --------------------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                 (415) 635-0200
             -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under  Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
       Title of Each Class                      on Which Registered
       -------------------                      -------------------
            None                                        None

        Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value      Class A Warrants       Class B Warrants
-----------------------------      ----------------       ----------------
     (Title of Class)              (Title of Class)       (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES     NO  X
                                                              ----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year.  $   0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 1997: $3,483,513

State the number of shares outstanding of each of the issuer's common equity as of March 24, 1997: 2,851,954 shares of Common Stock, $.001 par value.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

Ansan Pharmaceuticals, Inc. ("Ansan" or the "Company") is a development stage, biopharmaceutical company engaged in the acquisition and further development of drugs intended to treat cancer, blood disorders and other serious diseases. The Company attempts to in-license product candidates that are past the initial discovery stage. Such products have already undergone preliminary toxicity testing and have demonstrated some level of biological activity in animal experiments. The Company believes that acquiring products that meet such requirements may allow it to reduce product development time frames, reduce the research rejection rate due to safety and toxicity concerns, and achieve a higher probability of ultimate commercialization.

The Company was incorporated in Delaware in November 1992 and has been funded through private placements of its securities, as well as an initial public offering of its securities (the "IPO") in August and September 1995.

The Company will require substantial additional funds in order to conduct the several phases of clinical testing in human subjects necessary to complete development and to commercialize any of its present or future products.
There can be no assurance that additional funding will be available to the Company on acceptable terms, if at all. The Company's strategy may be to seek joint venture, licensing or other collaborative arrangements with one or more pharmaceutical companies which will bear certain costs of further development and the regulatory approval process necessary to commercialize therapeutics in the United States and in foreign markets. It is not anticipated that any of the Company's current product candidates will receive the requisite regulatory approval for commercialization in the United States for several years, if at all.

The statements in this report which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the results of research and development efforts, the results of preclinical and clinical testing, the effect of regulation by the United States Food and Drug Administration ("FDA") and other agencies, the impact of competitive products, product development, commercialization and technological difficulties, the results of financing efforts, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings.

PRODUCTS AND APPLICATIONS UNDER DEVELOPMENT

The Company's initial product candidates are novel synthetic analogs of butyric acid, a molecule occurring naturally in certain foods. The Company believes that these drugs may ultimately prove to be useful in the areas of oncology and hematology, and for the treatment of diseases and disorders characterized by abnormal cellular proliferation. Also, in May 1996, the Company signed a licensing agreement with Boehringer Ingelheim GmbH to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug apafant for all clinical indications. The Company believes that apafant may ultimately prove to be useful in the treatment of acute pancreatitis.

AN9

Chemotherapy, a major component of cancer treatment today, is increasingly used as an adjunct to other cancer therapies, such as radiation and surgery, to improve the efficacy of treatment. In addition, chemotherapy is usually the primary treatment against metastases, solid tumors, and cancers such as hematologic malignancies, which cannot be excised by surgery. Traditional chemotherapeutic agents are cytotoxic, that is, they function by killing actively dividing cells. Traditional cytotoxic chemotherapeutics, therefore, tend to kill cancer cells preferentially because cancer cells divide more often and more rapidly than most normal cells. Unfortunately, such agents may also kill rapidly dividing normal cells, including blood cells and cells of the intestinal lining, which may lead to side effects such as anemia, nausea, vomiting and risk of infection.

Cells change as they mature and differentiate, that is, reach their final shape, size and function. Cancer cells, however, often tend to be relatively immature or undifferentiated, which may lead to unregulated growth. Unlike traditional cytotoxic chemotherapy, "differentiation therapy" represents a relatively new direction in cancer research. It involves the development of agents that, in contrast to the function of cytotoxic agents, induce cancer cells to differentiate, mature and exhibit more normal growth properties.

Differentiation therapy may also lead to apoptosis, or what is known as normal "programmed cell death," resulting in the destruction of the cancer cells while, it is believed, sparing normal cells (whether or not they are rapidly dividing). Many members of the oncology community believe apoptosis to be a highly promising approach to cancer therapy, although it has yet to be confirmed as a therapeutic approach applicable across a broad range of tumor types. Consequently, there has been a concentrated effort to find "apoptotic drugs."

The Company believes AN9 may be such a drug. The Company also believes that apoptotic agents will reduce the debilitating side effects associated with traditional cancer therapies, including bone marrow depression, gastrointestinal effects, mucositis and alopecia (hair loss), and thus permit more extensive treatment. However, there can be no guarantee that any putative apoptotic agent will ultimately prove to be as broadly efficacious across different types of tumors as cytotoxic agents have proven to be in the past.

Preliminary experiments have suggested that the natural substance butyric acid might be a potential therapy with effects on differentiation and, potentially, apoptosis. IN VITRO testing has demonstrated butyric acid to be an effective anticancer agent, as reflected in differentiation of tumor cells and growth arrest, against a variety of human tumor cells, but, historically, its clinical utility has been hampered by rapid clearance and metabolism in tissue cell cultures, resulting in relatively low potency IN VIVO. In an effort to overcome the disadvantages associated with butyric acid, the Company's founding scientists undertook research designed to identify novel analogs of butyric acid which would show both better IN VIVO potency and possibly less rapid metabolic clearance than butyric acid itself. This effort led to the development of the Company's first novel analog of butyric acid, AN9, which in laboratory studies has exhibited significant IN VITRO potency and which also has useful pharmacokinetic properties such as rapid tissue uptake and uniform tissue distribution (including the ability to cross the blood brain barrier). Moreover, AN9 has also been shown to modulate the expression of the "cancer genes," C-MYC and C-JUN and to activate the expression of the putative tumor suppressor genes, RB and P53.

AN9 appears to demonstrate broad anticancer activity IN VITRO and to promote cellular differentiation, suggesting that AN9 may also lead to the cessation of growth and then apoptosis in cancer cells. The Company has also tested AN9 IN VITRO against a broad range of human cancer types and has documented its activity against numerous tumor cell lines, including, among others, leukemia, lung and colon carcinoma, melanoma, pancreatic carcinoma, breast and ovarian carcinoma. AN9 has also demonstrated anticancer activity in preclinical studies completed by Clinical Trials Research Center, an organization headed by Dr. Daniel Von Hoff. Dr. Von Hoff, who has advised the Company in scientific matters, evaluated AN9 for its anticancer activity against a number of clinical specimens collected from patients with solid tumors, including breast cancer, ovarian cancer and melanoma resistant to existing cytotoxic agents. These studies indicated that AN9 was more effective at inhibiting tumor cell growth in a substantially larger percentage of these specimens than were several currently marketed cytotoxic agents. While not active in all IN VIVO experimental settings, the efficacy of AN9 has also been demonstrated in animal models of lung cancer, melanoma and moncytic leukemia.

Because of their toxicity, traditional anticancer chemotherapeutic agents often must be given in cycles with prolonged "rest periods" between doses. This toxicity is often a limiting factor that prevents successful eradication of cancer cells. The Company believes that the potential for lower toxicity of AN9 may permit its administration for extended periods, thus potentially allowing a more successful eradication of cancer cells and prevention of recurrence.

PIVANEX-TM- INJECTION

Pivanex-TM- Injection ("Pivanex"), is an injectable formulation of AN9. While butyric acid has been shown to be an effective anticancer agent IN VITRO, clinical testing of butyric acid has been hindered by its low potency, rapid metabolic clearance and the suspected inability to achieve therapeutic levels in target tissues. The Company believes that Pivanex may have characteristics that overcome certain of these problems. Preclinical studies of Pivanex have demonstrated a reduction in metastatic spread of cancer cells, without unacceptable IN VIVO toxicity in animal studies. Furthermore, IN VITRO studies have shown anticancer activity of Pivanex against a broad range of animal cancer cell lines (lung, skin, white blood cell) and against certain human cancer cell lines (breast, ovarian, lung, colon and pancreatic cancers and melanoma). Positive results have been observed in certain IN VIVO animal studies as well although not in all models. Taken together, the data suggest that Pivanex development efforts could potentially result in an effective anticancer therapeutic agent with low toxicity. Clinical testing of Pivanex in cancer patients began in November 1995 pursuant to an Investigational New Drug Application ("IND") approved by the United States Food and Drug Administration ("FDA").

Animal data generated in parallel with the current clinical study of Pivanex have suggested that when Pivanex is administered by vein the highest concentrations of drug may be available to treat tumors that are located in the lungs. Substantially less drug is available after intravenous administration to treat tumors located outside of the lung. As a consequence of these findings, an effort has been made to enroll patients with lung cancer in the current clinical study. The Company performed an interim analysis of the current Pivanex clinical study in November 1996. Nine patients had been enrolled and no serious adverse events had been reported. Of the nine patients three had lung cancer. The other six patients enrolled previously had cancers located in sites other than the lungs (such as the colon or liver), and there was no objective evidence of response to treatment in these six patients.

Of the three patients with lung cancer, one had squamous cell carcinoma. This patient was enrolled in August 1996, and subsequently received two courses of therapy with Pivanex. Following the first course, there was approximately a 50% reduction in the tumor volume, as measured by an x-ray technique known as computerized tomography. A repeat x-ray after the second course showed no further decrease in tumor size.

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

Because of the animal findings regarding the availability of drug to treat tumors located in various tissues, the company is currently evaluating additional routes of administration for Pivanex, including:

    1. intraperitoneal administration for treatment of malignancies such as ovarian cancer (The Company has recently shown in laboratory testing that a solution of AN9 given by intraperitoneal administration improves the survival of animals having human ovarian cancers implanted in the peritoneal cavity.)

    2. intra-arterial infusions for the treatment of primary or metastatic livers cancers

AN9 TOPICAL

It has been previously shown in laboratory testing that direct application of a solution of AN9 to human melanoma cells can inhibit growth of this type of cancer. Pursuant to this observation, the Company has been performing certain experiments to enable the filing of an IND for a newly developed topical formulation of AN9 ("AN9 Topical"). The Company has met with the FDA regarding such an effort. As a result, the Company may decide to file an IND to proceed with clinical testing of AN9 Topical in the future. However, the Company must complete certain additional toxicology studies before an IND can be submitted, and there can be no assurance that these studies can be concluded successfully or in a timely manner. Accordingly, there can be no assurance that the IND will be filed in a timely manner or at all and no assurance that the FDA will ultimately approve the IND if one is filed.

AN10

NOVAHEME-TM- INJECTION

Novaheme Injection ("Novaheme") is an intravenous formulation of AN10, another novel analog of butyric acid, that the Company is developing for the treatment of -Beta--hemoglobinopathies. These are genetic disorders that impair one's ability to produce adult hemoglobin ("HbA"), the oxygen-carrying protein of red blood cells. The most common of the -Beta--hemoglobinopathies are -Beta--thalassemia and sickle-cell anemia. In normal adults, HbA comprises more than 99% of hemoglobin. Patients suffering from -Beta--thalassemia produce little or no HbA, while those with sickle-cell anemia produce structurally aberrant HbA. Complications of sickle-cell anemia include stroke, aplastic crisis, pain and swelling, bacterial infections and organ damage. Currently, medical efforts to treat sickle-cell anemia are directed towards intervention in acute crises and prevention of respiratory infections. Patients with severe symptoms may require several hospitalizations a year. Patients with -Beta--thalassemia require transfusions to sustain life, but the onset of iron overload may result in disability or death in many patients by early adulthood. To date, no effective conventional therapy exists for -Beta--thalassemia, and treatment is limited to management of symptoms and complications of both the disease and its treatments.

Limited clinical studies have demonstrated that agents which increase cellular levels of fetal hemoglobin ("HbF") reduce disease symptoms in patients with sickle-cell anemia. Whether the change in HbF levels is the proximate cause of, or in any way a contributing factor to, the reduction in symptoms is not certain. In laboratory tests, Novaheme appears to markedly increase levels of HbF expression, as well as the percentage of blood cells that express HbF, and is distributed widely when given intravenously, with certain dosing regimens. In addition, EX VIVO studies conducted on a human red blood cell line have shown Novaheme to be more potent than butyric acid, hydroxyurea, and isobutyramide in increasing HbF levels. While these results are encouraging, there can be no assurance that EX VIVO increases in HbF will predict similar changes IN VIVO, will predict improvement in symptoms, or that patients will otherwise benefit from such changes.

The Company was recently awarded U. S. Patent No. 5,569,675 covering the use of Novaheme for the treatment of serious blood disorders such as sickle cell disease or -Beta--thalassemia. The Company is currently seeking a development partner for this product. There can be no assurance that the Company will be successful in identifying a suitable partner.

AN10 TOPICAL

The Company is also pursuing a development program with a topical formulation of AN10 ("AN10 Topical"). Recent animal studies suggest that AN10 Topical may prove to have potential utility in reducing chemotherapy-induced alopecia, or hair loss, in patients with cancer. The Company expects to complete certain animal and laboratory testing, and plans to file an IND for AN10 Topical during the first half of 1997. There can be no assurance that the ongoing animal and laboratory testing will be successful or will be completed in a timely manner. Accordingly, there can be no assurance that the IND will be filed in a timely manner or at all, and no assurance that the FDA will approve the IND if one is filed.

APAFANT

Apafant was originally developed by Boehringer Ingelheim as an oral treatment for asthma. Boehringer Ingelheim has previously conducted extensive clinical trials in the US and in other countries using the oral form of the drug.

Ansan is now pursuing a development program for an injectable formulation of apafant for the treatment of acute pancreatitis. Acute pancreatitis is an inflammation of the pancreas. Its causes include gallstones, alcohol abuse and infection. Patients with moderate to severe pancreatitis receive only supportive care in an intensive care unit. During an episode of pancreatitis, patients are at risk of organ failure, including loss of lung, kidney and liver function. In a significant number of cases pancreatitis is fatal. There is currently no FDA approved therapy for the treatment of pancreatitis.

Apafant is a platelet activating factor ("PAF") antagonist. PAF is an inflammatory substance produced in the body that is known to play a role in acute pancreatitis. In certain experiments, acute pancreatitis, and the resulting end organ damage and failure, can be induced in laboratory animals by the injection of PAF. Treatment with apafant has been demonstrated to protect laboratory animals in certain models of PAF-induced organ damage, as well as other models of multiple organ system failure. The Company believes that a drug that can prevent organ damage and failure could be beneficial in treating patients with pancreatitis.

The Company plans file an IND for apafant for acute pancreatitis during 1997. There can be no assurance that the IND will be filed in a timely manner or at all and no assurance that the FDA will approve the IND if one is filed.

LICENSE AGREEMENTS

The Company has obtained, from Bar-Ilan Research and Development Co., Ltd. ("Bar-Ilan") in Israel, an exclusive worldwide license (the "Bar-Ilan License"), to a United States patent and corresponding foreign patents and patent applications covering AN9 and other butyric acid analogs, and a United States patent directed to the use of AN10 and other butyric acid analogs to treat hemaglobinopathies. The Bar-Ilan License provides for the payment by the

Company to Bar-Ilan of royalties based on sales of products and processes incorporating the licensed technology, subject to minimum annual amounts which commenced in 1995, as well as a percentage of any income derived from any sublicense of the licensed technology. The Company must also pay all costs and expenses incurred in patent prosecution and maintenance. The minimum annual royalty for 1996 was $15,000, and will increase annually. The minimum annual royalty will be $20,000 and $25,000 for 1997 and 1998 respectively and $60,000 per annum for 1999 and beyond.

The Company must also satisfy certain other terms and conditions set forth in the Bar-Ilan License in order to retain its license rights thereunder, including the use of reasonable best efforts to bring any products developed under the License Agreement, to market and to continue diligent marketing efforts for the life of the license, the timely commencement of toxicology testing on small and large animals, the development of and compliance with a detailed business plan and the timely payment of royalty fees. If the Company fails to comply with such terms and conditions as set forth in the License Agreement, its rights thereunder for individual product opportunities could be terminated.

In May of 1996, the Company signed a licensing agreement with Boehringer Ingelheim to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug apafant for all clinical indications. Pursuant to the agreement, the Company may be obligated to make future milestone and royalty payments to Boehringer Ingelheim. However, under certain circumstances, Boehringer Ingelheim may participate in the further development and commercialization of apafant and, in such circumstances, would be obligated to make milestone and royalty payments to Ansan.

SCIENTIFIC ADVISORS

Since the Company's inception, the Company has sought the advisory services of a number of scientists, researchers and clinicians with extensive experience in the Company's fields of interest (the "Scientific Advisors"). The Scientific Advisors have assisted the Company in identifying scientific and product development opportunities, in reviewing and evaluating with management the progress of research programs, and in recruiting and evaluating scientists and other employees. It is expected that the Scientific Advisors will continue to meet with management and key scientific employees of the Company in groups or individually on an informal basis.

PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend, in part, on its ability, and the ability of its licensor(s), to obtain protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The Company has obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to the Company's potential products which have been licensed by the Company from Bar-Ilan, or that it may license from others in the future, will result in patents being issued, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that any rights granted thereunder will afford additional competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and/or technologies, duplicate any of the Company's products or technologies, or, if patents are issued to, or licensed by, the Company, design around such patents. There also can be no assurance that the validity of any of the patents licensed to the Company would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. The Company could incur substantial costs in defending itself in suits brought against it or any of its licensors, or in suits in which the Company may assert, against others, patents in which the Company has rights. Should the Company's products or technologies be found to infringe patents issued to third parties, the manufacture, use, and sale of the Company's products could be enjoined and the Company could be required to pay substantial damages. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties, in connection with the development and use of its products and technologies. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

The Company is aware of the existence of prior art references which may affect the validity of certain claims in the issued patent, which claims broadly cover AN10, among other compounds. Reexamination of such patent by the U.S. Patent and Trademark Office ("PTO"), in light of these references, may be necessary in order to obtain valid claims which are both free of the prior art and which specifically cover AN10. In the course of preparing for reexamination or otherwise, additional prior art may be uncovered which might affect the validity of such proposed narrow claims. Such art would need to be brought to the attention of the PTO, in connection with any reexamination. Moreover, there can be no assurance that the PTO will grant a request for reexamination, or if granted, that such reexamination will result in the issuance of the desired claims.
In any event, given that the already-uncovered prior art references relate to compounds but not to methods of treatment, the existence of such references would not, as a matter of U.S. patent law, be expected to affect any claims directed to the use of AN10 to treat fetal hemoglobinopathies as covered in U.S. Patent No. 5,569,675 issued in October 1996, which the Company has licensed from Bar-Ilan.

The Company is also aware of other patents (the "Perrine patents") which appear to cover the administration of butyric acid, during gestation or infancy, to ameliorate -Beta--globin disorders, including sickle cell anemia and -Beta--thalassemia, by increasing the level of fetal hemoglobin. To the extent that AN10 converts to butyric acid and in the event the Company's commercial activities include administration of AN10 during gestation and/or infancy, such activities could give rise to issues of infringement of the Perrine patents.

The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, advisors, and others. There can be no assurance that employees of the Company, consultants, advisors, or others, will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary information of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

SUPPLIERS

The Company currently obtains from outside suppliers the supplies (I.E., drug substance) of Pivanex and Novaheme necessary to create the formulations for use in its research and development efforts. The Company believes that such drug substances are relatively easy and inexpensive to synthesize when compared with many other products on the market or currently in development by others and that there are numerous vendors that could manufacture Pivanex and Novaheme. Nevertheless, there can be no assurance that such vendors will, in fact, agree to perform the requested activities for the Company. There can be no assurance, furthermore, that the Company will not experience delays or other supply problems that may materially adversely affect the Company's research and development efforts or that the Company will be able to obtain an alternate source of supply on a timely basis.

MANUFACTURING AND MARKETING

The Company neither has nor may have in the foreseeable future the resources to manufacture or directly market on a commercial scale any products that it may develop. In connection with its research and development activities, the Company may seek to enter into collaborative arrangements with larger pharmaceutical, health care or chemical companies to assist in funding the substantial development costs associated with bringing drug products to market. These entities may also be responsible for commercial scale manufacturing, which will be subject to applicable FDA regulations (see "Government Regulation"). The Company anticipates that such arrangements may involve the granting by it of exclusive or semi-exclusive rights to sell specific products to specified market segments or in particular geographic territories in exchange for a royalty or other financial considerations.

To date, the Company has not entered into any commercial manufacturing or marketing agreements for any of its proposed products. There can be no assurance that the Company will be able to enter into any such arrangements on favorable terms, or at all. Such collaborative marketing arrangements, whether licenses, joint ventures or otherwise, may result in lower revenues than would otherwise be generated if the Company conducted the marketing of its own products. To the extent that the Company ultimately determines to undertake commercial scale manufacturing or direct marketing activities, it will require substantial additional personnel and financial resources.

COMPETITION

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in the development and commercialization of therapeutic agents designed for the treatment of the same diseases and disorders targeted by the Company. Many of the competitors of the Company have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process.

The Company is aware that Alpha Therapeutics Corporation ("Alpha") is currently developing, through technology covered by the Perrine patents, a butyrate-related treatment for blood disorders that would directly compete with the Company's Novaheme product. The Company has also become aware of recently published clinical results regarding arginine butyrate, another butyrate-related treatment for blood disorders that would directly compete with the Company's Novaheme product, which results suggest that when arginine butyrate is given intravenously for several weeks to a small number of patients, it does not significantly increase blood hemoglobin levels. There can be no assurance that Novaheme will prove to be more efficacious in the treatment of blood disorders than the drug under development by Alpha or than arginine butyrate or that, in the event that Novaheme is approved for commercialization, that Novaheme will gain wider market acceptance than the Alpha product. In addition, Novaheme will face competition from hydroxyurea, a therapeutic agent currently marketed for other indications and which has just completed clinical testing for the treatment of blood disorders. Although the Company believes that hydroxyurea will only have limited effectiveness in the treatment of hemoglobinopathies since initial studies have shown it to be toxic and, in certain experimental models, less effective than Novaheme at increasing the EX VIVO expression of HbF levels, there can be no assurance that Novaheme will ultimately prove to be more efficacious at treating blood disorders than hydroxyurea or that, in the event that Novaheme is approved for commercialization, that it will gain wider market acceptance than hydroxyurea.

In addition, colleges, universities, governmental agencies and other public and private research organizations are likely to continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with the technologies being developed by the Company. These institutions also compete with the Company in recruiting highly qualified scientific personnel. The Company expects therapeutic developments in the areas of oncology and hematology to occur at a rapid rate and competition to intensify as advances in this field are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities.

GOVERNMENT REGULATION

The Company's research and development activities are, and the production and marketing of the Company's products will be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal to permit products to be imported into or exported out of the United States, refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

In order to obtain FDA approval of a new drug, the Company generally must submit proof of purity, potency, safety and efficacy, among others. In most cases, such proof entails extensive clinical and preclinical laboratory tests. The testing and preparation of necessary applications is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in reviewing submitted applications, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals, which difficulties or costs could delay or preclude the Company from marketing any products it may develop. The processing of those applications by the FDA is a lengthy process and may also take several years. Any future failure to obtain or delay in obtaining such approvals could adversely affect the ability of the Company to market its proposed products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which any such products could be marketed. Further, a marketed drug and its manufacturer are subject to continued review, and later discovery of previously unknown problems may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. In addition, new government regulations may be established that could delay or prevent regulatory approval of the products under development.

The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on its approvals. These requirements could cause it to be more difficult or expensive to sell the products, and could therefore restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit such technologies.

The Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of new drugs. The procedure for obtaining FDA approval to market a new drug involves several steps. Initially, the manufacturer must conduct preclinical animal testing to demonstrate that the product does not pose an unreasonable risk to human subjects in clinical studies. Upon completion of such animal testing, an IND must be filed with the FDA before clinical studies may begin. An IND application consists of, among other things, information about the proposed clinical trials. Once the IND is approved (or if FDA fails to act within 30 days), the clinical trials may begin.

Human clinical trials on drugs are typically conducted in three sequential phases, although the phases may overlap. Phase I trials typically consist of testing the product in a small number of healthy volunteers or in patients, primarily for safety in one or more doses. During Phase II, in addition to safety, the efficacy of the product is evaluated in up to several hundred patients and sometimes more. Phase III trials typically involve additional testing for safety and efficacy in an expanded patient population at multiple test sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

The results of the preclinical and clinical testing on new drugs are submitted to the FDA in the form of a new drug application ("NDA") for new drugs. The NDA approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if applicable regulatory requirements are not satisfied. Product approvals, if granted, may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

There can be no assurance that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures and furnish a competitive advantage to more substantially capitalized companies with which the Company expects to compete. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted.

RELATIONSHIP WITH TITAN PHARMACEUTICALS, INC.

The Company was founded as a wholly-owned subsidiary of Titan
Pharmaceuticals, Inc. ("Titan"). Certain officers and directors of Titan serve as directors of the Company. Since the Company's inception, Titan has provided certain executive, administrative, financial, business development and regulatory services to the Company.

In March 1997, the Company entered into a financing agreement with Titan.
The agreement included an initial payment to the Company of $1,000,000 in exchange for a one-year note issued to Titan. Titan may convert the note into Ansan common stock at a predetermined price for a period of ninety days. In conjunction with the financing agreement, Titan was issued an option to purchase additional common stock of the Company at a predetermined price for a period of ninety days. As part of the financing agreement Titan will, under certain circumstances, acquire additional rights to purchase Ansan common stock, and under other circumstances, be obligated to purchase Ansan common stock. (See "Item 12 - Certain Relationships and Related Transactions" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management.")

EMPLOYEES

The Company currently has seven full-time employees. The Company's future success depends in significant part upon the continued service of its key scientific personnel and executive officers and its continuing ability to attract and retain highly qualified scientific and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company occupies approximately 3,000 square feet of leased administrative space at 400 Oyster Point Boulevard, South San Francisco, California 94080, pursuant to a lease that expires in January 1999. The monthly lease payment is approximately $4,500.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is not involved in any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On October 22, 1996, the Company held its Annual Meeting of shareholders. Matters voted upon at the meeting and the number of affirmative votes, negative votes, withheld votes and abstentions cast with respect to each such matter were as follows:

                                                Affirmative       Withheld
                                                   Votes           Votes
                                                -----------       --------
1.  Election of the Company's Directors:

    Louis R. Bucalo, M.D.                        2,346,793          7,700
    S. Mark Moran, M.D.                          2,346,793          7,700
    Lindsay A. Rosenwald, M.D.                   2,346,793          7,700
    Peter M. Kash                                2,346,793          7,700
    Richard Sperber                              2,346,793          7,700
    Alan R. Timms, Ph.D.                         2,346,793          7,700
    Ilan Cohn, Ph.D.                             2,346,793          7,700
    David Naveh, Ph.D.                           2,346,793          7,700

                                                Affirmative       Withheld
                                                   Votes           Votes          Abstentions
                                                -----------       --------        -----------
2.  Approval of an amendment to the
    Company's Certificate of Incorporation
    to change the name of the Company
    to Ansan Pharmaceuticals, Inc:               2,344,993          3,500             6,000

3.  Approval and ratification of the
    appointment of Ernst & Young LLP as
    independent auditors:                        2,340,993          5,500             8,000


                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       (a) The Company's Units, Common Stock and Warrants trade on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbols ANSNU, ANSN, ANSNW and ANSNZ respectively, since August 8, 1995. The following sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Stock Market:

                                      HIGH         LOW
                                      ----         ---
     1996
     ----
     First Quarter . . . . . . . . . .$5.250      $3.625
     Second Quarter. . . . . . . . . .$5.125      $4.000
     Third Quarter . . . . . . . . . .$4.750      $2.500
     Fourth Quarter. . . . . . . . . .$3.125      $2.000

     1997
     ----
     First Quarter (through March 24).$3.000      $2.000

       (b) The number of holders of record of the Company's Common Stock as of March 24, 1997 is twelve.

       (c) The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, the results of ongoing research and development activities and preclinical testing, the results of clinical trials and the availability of additional financing through corporate partnering arrangements or other sources.

RESULTS OF OPERATIONS

Since its inception in November 1992, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From the inception through December 31, 1996, the Company has incurred an accumulated deficit of $9,080,000. These losses have resulted from expenditures for research and development and general administrative activities including legal and professional activities, and are expected to continue for the foreseeable future. Through December 31, 1996, research and development expenses totaled $5,584,000, and general and administrative expenses totaled $2,914,000.

Research and Development expenses for 1996 were $1,181,000, as compared to $1,421,000 for 1995, a decrease of $240,000, or 17%. The higher level of expenditures in 1995 is attributed to costs incurred in anticipation of the Company's clinical trial that commenced in the first quarter of 1996. These costs included expenditures for preparation and compilation of the IND, toxicology studies and manufacturing. Also, during the second of half of 1995, the Company reorganized much of its research and development activities that are performed by outside vendors by establishing new vendor relationships, and moving certain functions in-house. This reorganization has resulted in a cost savings to the Company.

General and administrative expenses for 1996 were $1,257,000, as compared to $1,048,000 for 1995, an increase of $209,000, or 20%. The increase can be attributed to an issuance of stock to a member of management, a portion of which was allocated to general and administrative expenses. In addition, the 1996 expenses reflect post-IPO expenditures such as investor relations and directors and officers insurance.

As a result of the foregoing expenses, the Company incurred an operation loss of $2,438,000 during 1996 compared with $2,469,000 during 1995. The Company expects to continue to incur substantial research and development costs in the future as a result of funding ongoing (i) research and development programs, (ii) manufacturing of products for use in clinical trials, (iii) patent and regulatory related expenses, and (iv) preclinical and clinical testing. The Company also expects that general and administrative costs necessary to support such research and development activities will increase. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

Other income includes interest income of $157,000 during 1996 as compared to $78,000 during 1995. The increase was a result of a substantial increase in the amount of cash and short-term investments subsequent to the Company's IPO in August 1995. Interest expense was $431,000 during 1995 which included a non-cash charge of $400,000 relating to a discount attributed to Class A Warrants issued in a bridge financing of debt securities prior to the Company's IPO.

In May 1996, the Company signed a license agreement with Boehringer Ingelheim GmbH to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug apafant for all clinical indications.

The Company's business is subject to significant risks including, but not limited to, the success of its research and development efforts, obtaining and enforcing patents important to the Company's business, competition from other products and lengthy as well as expensive regulatory approval process. It is not anticipated that the Company will have the resources necessary to conduct the several phases of clinical testing in human subjects necessary to complete development and to commercialize any products. The Company's strategy will continue to seek public or private financing through the sale of securities or corporate partnering arrangements. There can be no assurance that financing through the sale of securities or corporate partnering arrangements. There can be no assurance that financing from such sources or others will be available. Additional expenses, delays, or losses of opportunity that may arise out of these and other risks could have a materiel adverse impact on the Company's financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Ansan is party to a master capital equipment lease, and the Company and three other majority-owned subsidiaries of Titan have entered into a sublease and assignment with Titan under such lease for which the Company is jointly and severally liable. At December 31, 1996, the amount outstanding under the equipment lease was $747,000, with monthly payments of $30,459.

In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. The Debenture bears interest at prime plus 2% and is due in March 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

In the event the Debenture is converted to equity, Ansan will grant Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 additional shares at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, clinical trials, and increased administrative and fundraising activities over at least the next several years. While the Company believes that its current capital resources will be sufficient to sustain its planned operations for approximately one year, the company will be required to seek additional financing to continue its activities beyond that period. However, the Company's capital requirements may change depending on numerous factors including, but not limited to, the progress of research and development programs, the results of clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products, and the status of competitive products. In addition, expenditures will be dependent upon the establishment of collaborative relationships with other companies, the availability of financing, and other factors. In any event, the Company anticipates that it will require substantial additional financing in the future. There can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to out-license rights it would prefer to retain, or to significantly curtail its activities or cease operations.

ITEM 7.   FINANCIAL STATEMENTS.

See Index to Consolidated Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company.

  Name                              Age        Position
  ------                            ---        --------
  Louis R. Bucalo, M.D.(1)........   38        Chairman of the Board of
                                               Directors
  Vaughan H.J. Shalson............   51        President, Chief Executive
                                               Officer and Director
  Lindsay A. Rosenwald, M.D. .....   41        Director
  Richard Sperber(1)(2)...........   55        Director
  Ilan Cohn, Ph.D. ...............   42        Director
  David Naveh, Ph.D. .............   44        Director
------------
(1) Member of Compensation Committee.
(2) Member of Audit Committee.

LOUIS R. BUCALO, M.D., is a co-founder of the Company and has served as a director of the Company since its inception in November 1992. Dr. Bucalo has served as Chairman of the Board since May 1994. He served as President of the Company from November 1992 until December 1993. Dr. Bucalo also serves as Titan's President and Chief Executive Officers and is a member of Titan's Board of Directors. Dr. Bucalo serves as Chairman of the Board of each of Titan's affiliated companies, except Theracell, and as Chief Executive Officer of ProNeura. From July 1990 to April 1992, Dr. Bucalo was Associate Director of Clinical Research at Genentech, Inc., a biotechnology company. Dr. Bucalo holds an M.D. from Stanford University and a B.A. in biochemistry from Harvard University.

VAUGHAN H.J. SHALSON has served as the Company's President and Chief Executive Officer and as a director since February 1997. From December 1991 until May 1993, Mr. Shalson served as President and Chief Executive Officer of Molecular Devices Corporation, a manufacturer of bio-analytical instrumentation. From June 1993 until January 1997, Mr. Shalson was an independent consultant, providing service to early-stage biopharmaceutical companies. Mr. Shalson holds an M.B.A from Harvard University and a B.A. in mechanical engineering from Cambridge University.

LINDSAY A. ROSENWALD, M.D., is a co-founder of the Company and has served as a director of the Company since its inception in November 1992. Dr. Rosenwald co-founded Interneuron Pharmaceuticals, Inc. in October 1988 and has served as its Chairman since February 1989. Dr. Rosenwald has been the Chairman and President of The Castle Group, Ltd., a New York medical venture capital firm ("Castle"), since October 1991, and the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992. Prior thereto, Dr. Rosenwald was a Managing Director, Corporate Finance at D.H. Blair & Co., Inc. Dr. Rosenwald also is a director of BioCryst Pharmaceuticals, Inc. and Sparta Pharmaceuticals, Inc., both of which are public companies, and is Chairman of the Board or a director of a number of privately held companies founded by Castle in the biotechnology or pharmaceutical fields.

RICHARD SPERBER has been a director of the Company since May 1994. Mr. Sperber has been President and Chief Executive Officer of The Global Medicines Group Inc., a consulting firm, since 1991. Mr. Sperber served as Director, Business Development and Strategic Planning and as a member of the Board of Directors of Glaxo Pharmaceuticals U.K., Ltd. from 1988 to 1991.

ILAN COHN, PH.D., has been a director of the Company since October 1995. Dr. Cohn is a principal in the law firm of Reinhold Cohn and Partners in Tel Aviv, Israel.

DAVID NAVEH, PH.D., has been a director of the Company since May 1996. Dr. Naveh has served as Director of Process Technology for Bayer Corporation since September 1992. From 1988 to September 1992, Dr. Naveh served as Director of Biotechnology Operations of Centocor, Inc., a biotechnology company which manufactures antibodies.

Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. (See "Item 10 - Executive Compensation - Employment Agreements.")

BOARD COMMITTEES AND DESIGNATED DIRECTORS

The Board of Directors has a Compensation Committee which makes recommendations to the Board concerning salaries and incentive compensation for officers and employees of the Company and may administer the Company's stock option plans. The Board of Directors also has an Audit Committee which reviews the results and scope of the audit and other accounting related matters.

The Company has agreed, if requested by D.H. Blair Investment Banking Corp., the underwriter of the IPO, to nominate a designee to the Company's Board of Directors for a period of five years ending August 8, 2000.

DIRECTOR COMPENSATION

Non-employee directors receive $1,000 for each Board and committee meeting attended and are reimbursed for their expenses in attending such meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor. In addition, directors are entitled to receive options ("Director Options") pursuant to the Company's 1995 Stock Option Plan. Director Options are exercisable in four equal annual installments commencing six months from the date of grant and expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners, are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION.

    The following Summary Compensation Table sets forth the compensation earned by S. Mark Moran, the Company's Chief Executive Officer, for the fiscal year ended December 31, 1995 and 1996 (the "Named Officer").

                          SUMMARY COMPENSATION TABLE


                                    Annual Compensation          Long-Term Compensation
Name and                            -------------------          ----------------------
Principal                                                          Stock          Stock
Position                 Year        Salary     Bonus            Awards ($)    Options (#)
------------------------------------------------------------------------------------------
S. Mark Moran, M.D.(1).. 1995       $138,750   $120,000              -            62,846
  President and CEO..... 1996       $190,657   $157,185           155,000         82,317


(1)  Dr. Moran resigned from the Company effective February 14, 1997.

                      OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants made to the Named Officer for the fiscal year ended December 31, 1996. No stock appreciation rights were granted to this individual during such year.


                                                                 Individual Grant
                                                   --------------------------------------
                                                    Number of
                                                    Securities
                                                    Underlying    % of Total     Exercise
                                                     Options    Options Granted   or Base
                                     Expiration      Granted    to Employees in    Price
NAME                                    Date          (#)(1)      Fiscal Year    ($/sh)(2)
------------------------------------------------------------------------------------------
S. Mark Moran, M.D. ...............     7/06          82,317          77.0%         $2.88


(1) Vesting with respect the above grant commenced upon the date of grant in July 1996. A total of 6,860 were vested immediately upon the date of grant. The balance of the option vests as to 1/48 of the remaining shares at the commencement of each of the first 48 months following the grant.

(2) The exercise price may be paid in cash, in shares of Common Stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996 with respect to the Named Officer. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.


                                              Number of Securities                       Value of
                                             Underlying Unexercised            Unexercised In-The-Money
                           Shares            Options at FY-End (#)                Options at FY-End(1)
                          Acquired        ------------------------------------------------------------------
Name                   on Exercise(#)     Exercisable    Unexercisable(2)    Exercisable    Unexercisable(2)
----------------------------------------------------------------------------------------------------
S. Mark Moran, M.D....     22,040             18,320           104,803            $2,088          $21,579


(1) Based on the fair market value of the Company's Common Stock at year-end, $2.00 per share, less the exercise price payable for such shares.

(2) Options are immediately exercisable for some option shares; however, since a portion of the shares purchasable upon exercise of the options are subject to repurchase by the Company at the original exercise price per share upon the optionee's cessation of service, such options are deemed unexercisable for purposes of this table.

                            EMPLOYMENT AGREEMENTS

In February 1997, the Company entered into an employment agreement with Vaughan H.J. Shalson, the President and Chief Executive Officer of the Company (the "Shalson Employment Agreement"), pursuant to which the Company is obligated to pay Mr. Shalson an annual base salary of $185,000, subject to annual increases in accordance with Company policies, in addition to an automatic cost of living adjustment based upon the consumer price index. In addition, under the terms of the Shalson Employment Agreement, the Company is obligated to pay Mr. Shalson a bonus equal to 4% of the net proceeds paid to the Company by institutional investors and corporate partners he secures within the first two years of his employment. Such payments are subject to a limitation of 8% of the total net proceeds received by the Company for any such investment when combined with other fees payable to third parties in connection with any such financing and certain other exceptions contained in the agreement. The Company also issued to Mr. Shalson, pursuant to the Shalson Employment Agreement, options to purchase an aggregate of 132,000 shares of the Company's Common Stock, at an exercise price of $3.00 per share. The options granted will vest as to 16,500 shares on August 15, 1997 and the balance of 115,500 shares will vest in forty-two equal monthly installments thereafter. The Shalson Employment Agreement provides that in the event Mr. Shalson's employment is terminated without good cause (as defined), the Company will pay Mr. Shalson severance equal to six months' base salary if the termination occurs during the first two years and 12 months' base salary for a termination thereafter, subject in the latter case to offset by other salary received by Mr. Shalson.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company's Board is comprised of Dr. Bucalo and Mr. Sperber. Mr. Sperber was not at any time during the fiscal year ended December 31, 1996, or at any other time, an officer or employee of the Company. Mr. Sperber does not serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. Dr. Bucalo, who serves as Chairman of the Board of Directors of the Company, is also President, Chief Executive Officer and a member of the Board of Directors of Titan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 21, 1997 regarding the ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of each class of outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and
(iv) all executive officers and directors of the Company as a group:


                                             Shares Beneficially      Percent of Shares
Name and Address of Beneficial Owner (1)             Owned            Beneficially Owned
----------------------------------------------------------------------------------------
Titan Pharmaceuticals, Inc.(2)                     1,879,320                 53.4%
Louis R. Bucalo, M.D.(3)(4)                        1,894,372                 53.6%
Vaughan H.J. Shalson(3)                                -                       *
Lindsay A. Rosenwald, M.D.(4)(6)(7)                1,879,655                 53.4%
Richard Sperber(5)                                     8,223                   *
Ilan Cohn, Ph.D.(5)                                    3,200                   *
David Naveh,Ph.D.(5)                                   1,950                   *
All executive officers and directors
as a group (six persons)                           1,908,080                 53.8%
    *less than 1%.


(1) Includes such individuals' or entity's escrowed shares. In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of Common Stock of the Company, subject to options (including escrowed options) held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.
(2)  Includes 333,333 shares issuable upon the conversion of the Debenture.
     Also includes 333,333 shares issuable upon the exercise of the First Option. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."
(3) The address of such individual is c/o Ansan, Inc., 400 Oyster Point Boulevard, Suite 435, South San Francisco, California 94080.
(4)  Includes 1,212,654 shares owned of record by Titan and includes
     333,333 shares issuable upon the conversion of the Debenture.
     Also includes 333,333 shares issuable upon the exercise of the First Option. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources." Dr. Bucalo is President and Chief Executive Officer and a member of Titan's Board of Directors and Dr. Rosenwald is a member of Titan's Board of Directors. As a result, each of Drs. Rosenwald and Bucalo may be deemed to share voting or investment power with respect to such shares. Each of these individuals, however, disclaims beneficial ownership with respect to such shares.
(5)  Represents shares issuable on the exercise of outstanding options.
(6)  Includes 335 shares issuable on the exercise of outstanding options.
(7) The address of such individual is c/o Paramount Capital Ltd., 375 Park Avenue, New York, New York 10152.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Louis R. Bucalo, Chairman of the Company's Board of Directors, is also President, Chief Executive Officer and a member of the Board of Directors of Titan, the majority stockholder of the Company. Lindsay A. Rosenwald, a director of the Company, is also a member of the Board of Directors of Titan.

In 1992, Titan purchased 327,446 shares of Common Stock of the Company for nominal consideration. In May 1994, Titan purchased 532,651 shares of the Company's Series A Preferred Stock for $992,592 in cash and the forgiveness of a debt in the amount of $1,449,064, which shares were converted into 532,651 shares of Common Stock upon completion of the IPO. In connection with Titan's purchase of the Series A Preferred Stock of the Company, Titan was granted the right, exercisable in prescribed circumstances, to demand or to participate in certain registrations of the Company's securities under the Securities Act of 1933.

From its inception in November 1992 until May 1995, the Company received loans from Titan to enable it to fund its operations. At March 31, 1995, the aggregate amount of such loans outstanding was $1,551,252. Upon the closing of the IPO, the March 31, 1995 balance was converted into shares of the Company's Common Stock at the conversion rate of $4.40 per share. From April 1995 through May 1995, Titan made additional non-interest bearing working capital advances to the Company in the aggregate amount of $108,280, which amount were repaid with cash.

Since the Company's inception, Titan has provided certain executive, administrative, financial, business development and regulatory services to the Company. The Company pays Titan for such services on a quarterly basis. The Company also pays for any out-of-pocket expenses incurred by Titan in providing the services to the Company. During the period from inception through December 31, 1993, the year ended December 31, 1994, the year ended December 31, 1995, and the year ended December 31, 1996, the Company incurred expenses in the aggregate of approximately $205,000, $523,000, $376,000 and $57,000 respectively, pursuant to the services arrangement. Furthermore, the Company uses certain facilities and equipment leased by Titan and reimburses Titan on a quarterly basis for the expenses incurred by Titan with respect to such use, in addition to having entered an assignment and sublease with Titan, along with the other subsidiaries of Titan, under the equipment lease to which Titan is a party. At December 31, 1996, the amount outstanding under the equipment lease was approximately $747,000.

In July 1994, Louis R. Bucalo, Chairman of the Board of the Company, received options to purchase 15,052 shares of Common Stock at an exercise price of $.29 per share.

In May 1994, nine members of Titan's Board of Directors, including Lindsay A. Rosenwald a director of the Company, each received options under the Company's 1993 Stock Option Plan to purchase 335 shares of Common Stock at an exercise price of $.29 per share.

In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. The Debenture bears interest at prime plus 2% and is due in March 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

In the event the Debenture is converted to equity, Ansan will grant Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 additional shares at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company has adopted a policy that all future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     3.1*   --  Amended and Restated Certificate of Incorporation of the
                Registrant
     3.2*   --  Form of Amendment to Amended and Restated Certificate of
                Incorporation of the Registrant
     3.3*   --  By-laws of the Registrant
     4.1*   --  Form of Bridge Note
     4.2*   --  Bridge Warrant Agreement
     4.3*   --  Form of Warrant Agreement
     4.4*   --  Form of Underwriter's Unit Purchase Option
     4.5*   --  Investor Rights Agreement, dated May 31, 1994, between the
                Registrant and Titan Pharmaceuticals, Inc.
     4.6*   --  Form of Option Agreement between the Registrant and Titan
                Pharmaceuticals, Inc.
     10.1*  --  License Agreement between the Registrant and Bar-Ilan
                Research and Development Company, Ltd. dated October 31, 1992
     10.2*  --  Restated 1993 Stock Option Plan
     10.3*  --  1995 Stock Option Plan
     10.4*  --  Employment Agreement between the Registrant and S. Mark
                Moran dated February 24, 1995, amended as of May 4, 1995
     10.5*  --  Master Equipment Lease between Titan Pharmaceuticals, Inc.
                and Phoenix Leasing Incorporated, dated February 15, 1995 and
                Sublease and Acknowledgment of Assignment between Titan
                Pharmaceuticals, Inc. and Registrant, dated February 10, 1996
     10.6*  --  Employment Agreement between Registrant and Ada Rephaeli dated March 30, 1993; amended by letter as of December 22, 1994
     10.7*  --  Form of Escrow Agreement by and between the Registrant,
                Continental Stock Transfer & Trust Company and certain
                securityholders of the Registrant
     10.8*  --  Form of Indemnification Agreement
     10.9*  --  Conversion Agreement, dated May 23, 1995, between the
                Registrant and Titan Pharmaceuticals, Inc.
     10.10**--  Lease for Registrant's facility
    +10.11***-- License Agreement dated May 31, 1996, between Boehringer
                Ingelheim GmbH and the Registrant
      11.1  --  Statement of Computation of Net Loss Per Share
      27    --  Financial Data Schedule
--------------------
* Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-92886)

** Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

*** Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.

+ Confidential treatment has been granted with respect to portion of this exhibit.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the three months ended December 31, 1996.

                           ANSAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS  . . . . . . . . . .     F-2

FINANCIAL STATEMENTS

  BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-3

  STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .     F-4


  STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) . . . . .     F-5

  STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . . .     F-7

  NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . .     F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Ansan Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Ansan Pharmaceuticals, Inc. (a development stage company) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for the years then ended and for the period from incorporation (November 6, 1992) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ansan Pharmaceuticals, Inc. (a development stage company) at December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended and for the period from incorporation (November 6, 1992) to December 31, 1996 in conformity with generally accepted accounting principles.

                                                  ERNST & YOUNG LLP

Palo Alto, California
February 21, 1997

                           ANSAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                                                           December 31,
                                                             --------------------------------------
                                                                   1995                    1996
                                                             --------------            ------------
Assets
Current assets:
   Cash and cash equivalents                                 $       45,202            $    245,778
   Short-term investments                                         3,809,110               1,500,000
   Prepaid expenses and other current assets                        108,089                  83,760
                                                             --------------            ------------
             Total current assets                                 3,962,401               1,829,538
Furniture and equipment, net                                         18,244                  93,936
                                                             --------------            ------------
                                                             $    3,980,645            $  1,923,474
                                                             --------------            ------------
                                                             --------------            ------------

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                          $       80,276            $     91,041
   Payable to Titan Pharmaceuticals, Inc.                            57,791                 117,881
   Accrued sponsored research                                        32,890                  36,330
   Accrued legal fees                                                50,000                  26,327
   Other accrued liabilities                                        117,006                  62,457
                                                             --------------             -----------
     Total current liabilities                                      337,963                 334,036

Commitments

Stockholders' Equity
     Common stock, $0.001 par value per share;  20,000,000
       shares authorized: 2,768,164 and 2,845,108 shares
       issued and outstanding at December 31, 1995 and
       1996, respectively                                        10,678,061              10,850,017
     Deferred compensation                                         (236,118)               (180,561)
     Deficit accumulated during the development stage            (6,799,261)             (9,080,018)
                                                             --------------             -----------
         Total stockholders' equity                               3,642,682               1,589,438
                                                             --------------             -----------
                                                             $    3,980,645             $ 1,923,474
                                                             --------------             -----------
                                                             --------------             -----------



                           See accompanying notes.
                                      F-3

                           ANSAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                                           Period from
                                                                                                          Incorporation
                                                                                                           (November 6
                                                                   Year Ended December 31,                   1992) to
                                                           ----------------------------------------         December 31,
                                                                   1995                   1996                   1996
                                                           ----------------       -----------------     ------------------
Costs and expenses:
   Research and development (1)                            $      1,410,762       $       1,181,089     $        5,583,853
   Sponsored research and development
      and license fees- stockholder                                  10,000                  -                     396,689
   General and administrative (1)                                 1,047,795               1,257,365              2,914,197
                                                           ----------------        ----------------      -----------------
           Total costs and expenses and
              loss from operations                               (2,468,557)             (2,438,454)            (8,894,739)

Other income (expense):
   Interest income                                                   77,891                 157,697                249,870
   Interest expense                                                (430,740)                 -                    (435,149)
                                                           ----------------        ----------------      -----------------
       Other income (expense) - net                                (352,849)                157,697               (185,279)
                                                           ----------------        ----------------      -----------------
         Net loss                                          $     (2,821,406)       $     (2,280,757)     $      (9,080,018)
                                                           ----------------        ----------------      -----------------
                                                           ----------------        ----------------      -----------------

Pro forma net loss per share                               $         (1.93)
                                                           ----------------
                                                           ----------------

Shares used in computing pro forma net loss per share             1,464,713
                                                           ----------------
                                                           ----------------

Net loss per share                                                                  $         (0.94)
                                                                                    ---------------
                                                                                    ---------------

Shares used in computing net loss per share                                               2,431,447
                                                                                    ---------------
                                                                                    ---------------


 (1) See Note 6 for description of related party transactions.




                         See accompanying notes.
                                  F-4

                          ANSAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
         STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


                                                                                            Amount       Deficit      Stockholders'
                                                                                          Receivable   Accumulated        Equity
                                   Preferred Stock        Common Stock                           from      During the          (Net
                                  -----------------   --------------------    Deferred      Stock-     Development      Capital
                                   Shares     Amount   Shares     Amount    Compensation    Holders       Stage        Deficiency)
                                  -------- ---------- -------- -----------  -------------- ----------- -------------  -------------
Issuance of common stock to
    parent for amount
    receivable in November
    1992 at $0.0058
    per share                         -     $    -         327,446  $    1,900   $    -    $  (1,900)   $    -         $     -
Issuance of common stock
    for amount receivable
    in January 1993 at
    $0.0058 per share                 -          -          17,234         100        -         (100)        -               -
Forgiveness of note payable
    to related party                  -          -            -         30,000        -           -          -             30,000
Net loss, inception through
    December 31, 1993                 -          -            -            -          -           -       (849,963)      (849,963)
                                  --------  ---------- ----------- -----------  ----------- ---------    ---------     ----------
Balances at December 31, 1993         -          -         344,680      32,000        -        (2,000)    (849,963)      (819,963)
Cash received in April 1994
    for settlement of
    stockholder receivable            -          -            -            -          -         1,900         -             1,900
Issuance of common stock in
    May 1994 at $0.46 per share
    in exchange for amount
    receivable and services           -          -          43,276      20,089        -          (105)        -            19,984
Issuance of Series A preferred
    stock to parent for cash
    and conversion of debt in
    May 1994 for $4.58 per share   532,651   2,441,656        -             -         -            -          -         2,441,656
Net loss - Year ended
    December 31, 1994                 -          -            -             -         -            -     (3,127,892)   (3,127,892)
                                  --------  ---------- ----------- -----------  ----------- ---------  ------------  ------------
Balance at December 31, 1994       532,651  $2,441,656     387,956 $    52,089  $     -     $    (205) $ (3,977,855) $ (1,484,315)
Issuance of warrants associated
    with bridge financing
    in June of 1995                   -          -         -           400,000        -            -          -           400,000
Deferred compensation                 -          -         -           277,784     (277,784)       -          -              -
Amortization of deferred
    compensation                      -          -         -              -          41,666        -          -            41,666
Issuance of common stock to
    parent upon conversion of
    debt in August 1995 for
    $4.40 per share                   -          -         352,557   1,551,252        -            -          -         1,551,252
Conversion of Series A
    preferred stock to common
    stock in August 1995          (532,651) (2,441,656)    532,651   2,441,656        -            -          -              -
Issuance of common stock and
    warrants at $5.00 per unit
    in initial public offering
    in August 1995 net of
    issuance costs of $1,393,100     -           -       1,300,000   5,106,900        -            -          -         5,106,900
Issuance of common stock and
    warrants at $5.00 per unit
    from exercises of
    underwriter's over-
    allotment option in
    September 1995                   -           -         195,000     848,250        -            -           -          848,250
Cash received from underwriter
    purchase of 130,000 common
    stock options at $0.001
    per share                        -           -            -            130        -            -           -              130
Forgiveness of stockholder
   receivable in December 1995       -           -            -           -           -           205          -              205
Net loss - Year ended
   December 31, 1995                 -           -            -           -           -            -     (2,821,406)   (2,821,406)
                                  --------  ---------- ----------- -----------  ----------- ---------    ----------    ----------
Balances at December 31, 1995        -           -       2,768,164  10,678,061  (236,118)          -     (6,799,261)    3,642,682




                             See accompanying notes
                                      F-5

                          ANSAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
         STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


                                                                                            Amount       Deficit    Stockholders'
                                                                                           Receivable  Accumulated     Equity
                                   Preferred Stock       Common Stock                           from      During the       (Net
                                  -----------------   --------------------    Deferred       Stock-    Development     Capital
                                   Shares     Amount   Shares     Amount    Compensation     Holders      Stage       Deficiency)
                                  -------- ---------- -------- -----------  -------------- ----------- ------------- -------------
Issuance of common stock to
    employee in September 1996
    as compensation                  -          -       40,000     155,000         -              -            -            155,000
Issuance of shares of common
    stock for cash upon
    exercise of stock option
    grants at $0.06 to $0.58
    per share in July through
    December 1996                    -          -       36,944      16,956         -               -           -             16,956
Amortization of deferred
    compensation                     -          -          -         -             55,557          -           -             55,557
Net loss - Year ended
    December 31, 1996                -          -          -         -             -               -        (2,280,757)  (2,280,757)
                                  --------  -------- ---------  -----------   -----------      ---------   -----------   ----------
Balance at December 31, 1996         -      $   -    2,845,108  $10,850,017   $  (180,561)     $   -       $(9,080,018)  $1,589,438
                                  --------  -------- ---------  -----------   -----------      ---------   -----------   ----------
                                  --------  -------- ---------  -----------   -----------      ---------   -----------   ----------



                            See accompanying notes
                                      F-6

                          ANSAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS


                                                                                                          Period from
                                                                                                         Incorporation
                                                                      Year Ended December 31,             (November 6,
                                                                 ---------------------------------           1992 to
                                                                     1995                 1996          December 31, 1996)
                                                                 -------------       -------------      ------------------
Cash flows from operating activities
Net loss                                                         $ (2,821,406)       $ (2,280,757)      $      (9,080,018)
Adjustments to reconcile net loss to net cash used
   in operating activities
   Depreciation expense                                                 1,659              22,324                  23,983
   Amortization of debt discount                                      400,000                 -                   400,000
   Amortization of deferred compensation                               41,666              55,557                  97,223
   Forgiveness of stockholder receivable                                  205                 -                       205
   Issuance of common stock in exchange
       for consulting services                                           -                    -                    19,984
   Grant of common stock to employee                                     -                155,000                 155,000
   Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                     (108,089)             24,329                 (83,760)
       Accounts payable                                               (18,630)             10,765                  91,041
       Accrued sponsored research                                    (143,110)              3,440                  36,330
       Accrued legal fees                                              50,000             (23,673)                 26,327
       Other accrued liabilities                                      103,853             (54,549)                 62,457
                                                                 ------------         -----------         ---------------
Net cash used in operating activities                              (2,493,852)         (2,087,564)             (8,251,228)
                                                                 ------------         -----------         ---------------
Cash flows from investing activities
       Purchase of furniture and equipment                            (19,903)            (98,016)               (117,919)
       Purchase of short-term investments                          (3,809,110)         (4,940,890)             (8,750,000)
       Sales of short-term investments                                   -              7,250,000               7,250,000
                                                                 ------------         -----------         ---------------
Net cash provided by (used in) investing activities                (3,829,013)          2,211,094              (1,617,919)
                                                                 ------------         -----------         ---------------
Cash flows from financing activities
       Proceeds from issuance of Series A preferred stock                -                   -                    992,592
       Proceeds from issuance of common stock                       5,955,280              16,956               5,972,236
       Proceeds from related party notes                                 -                   -                    220,000
       Payment on related party notes                                    -                   -                   (190,000)
       Issuance of notes payable                                    1,025,000                -                  1,025,000
       Repayment of note payable                                   (1,425,000)               -                 (1,425,000)
       Issuance of warrants to purchase common stock                  400,000                -                    400,000
       Proceeds from stockholder receivable                              -                   -                      1,900
       Payable to Titan Pharmaceuticals, Inc.                         316,083              60,090               3,118,197
                                                                 ------------         -----------         ---------------
Net cash provided by financing activities                           6,271,363              77,046              10,114,925
                                                                 ------------         -----------         ---------------
Net increase (decrease) in cash and cash equivalents                  (51,502)            200,576                 245,778
Cash and cash equivalents, beginning of period                         96,704              45,202                    -
                                                                 ------------         -----------         ---------------

Cash and cash equivalents, end of period                         $     45,202         $   245,778         $       245,778
                                                                 ------------         -----------         ---------------
                                                                 ------------         -----------         ---------------
Supplemental cash flow disclosure
Forgiveness of note payable to related party                     $       -            $      -            $        30,000
                                                                 ------------         -----------         ---------------
                                                                 ------------         -----------         ---------------
Interest paid on related party notes                             $       -            $      -            $         4,409
                                                                 ------------         -----------         ---------------
                                                                 ------------         -----------         ---------------
Conversion of payable to Titan into Series A preferred stock     $       -            $      -            $     1,449,064
                                                                 ------------         -----------         ---------------
                                                                 ------------         -----------         ---------------
Interest paid on bridge notes                                    $     29,694         $      -            $        29,694
                                                                 ------------         -----------         ---------------
                                                                 ------------         -----------         ---------------
Conversion of payable to Titan into common stock                 $  1,551,252         $      -            $     1,551,252
                                                                 ------------         -----------         ---------------
                                                                 ------------         -----------         ---------------


                            See accompanying notes
                                       F-7

                          ANSAN PHARMACEUTICALS, INC
                        (a development stage company)
                        NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

     Ansan Pharmaceuticals, Inc. (the "Company") was incorporated in the State of Delaware on November 6, 1992 to engage in the development of analogs of butyric acid for the treatment of cancer, blood disorders and other serious diseases.

    RELATIONSHIP WITH TITAN PHARMACEUTICALS, INC.

     Titan Pharmaceuticals, Inc. ("Titan"), a biopharmaceutical company engaged, through the operations of its subsidiaries and affiliates, in the development of new proprietary therapeutic products for use in the fields of cancer, immunology, viral diseases, and disorders of the central nervous system, was the Company's parent until the Company's initial public offering (the "Offering") in August 1995 (see Note 5). Immediately subsequent to the Offering, Titan's interest was reduced to a 44%. Through December 31, 1996, the Company contracted with Titan for facilities and equipment, and certain administrative, financial, regulatory, business development and human resource services. Titan has previously supplied working capital financing to the Company and may in the future provide such financing. At December 31, 1996, Titan owned approximately 43% of Ansan. Certain members of Titan's management and/or Board of Directors are also members of the Company's Board of Directors.

    BASIS OF PRESENTATION

     The Company's activities since incorporation have primarily consisted of recruiting personnel, conducting research and development, preclinical and clinical studies, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage, and expects to incur increasing losses and require additional financial resources to achieve commercialization of its products.

   The Company is engaged in a number of long-term development projects which involve experimental technologies. The Company has incurred losses since inception of $9.1 million and expects such losses to continue for at least the next several years. The projects may require substantial expenditures and take a number of years to develop prior to commercialization. Therefore, the Company will need to obtain additional funds to continue its research and development activities, fund operating expenses, pursue regulatory approval, and build production, sales, and marketing activities, as necessary. Sources of capital may include the issuance of equity or debt securities to Titan or others (See Note 8), and collaborative agreements. Management believes sufficient capital will be available to achieve planned business objectives through at least 1997.

   In May 1995, the board of directors and stockholders of the Company authorized a 0.1723399-for-one reverse stock split. Prior to the Offering, each share of Series A preferred stock and common stock were split into
0.1723399 shares of preferred stock and common stock, respectively. The accompanying financial statements are adjusted to reflect the stock split on a retroactive basis.

    USE OF ESTIMATES

     The preparation of the financial statements in accordance with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents included $11,808 in money market funds at December 31, 1996.

     At December 31, 1995 and 1996, the Company had $3,809,000 and $1,500,000, respectively, of auction rate preferred stock (preferred stock in money market mutual funds), classified as "available for sale." These amounts are stated at cost which approximate estimated fair value. The Company has not realized any gains or losses on its investments.

    FURNITURE AND EQUIPMENT

     Furniture and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized over the remaining period of the lease.

    STOCK-BASED COMPENSATION

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and to adopt the "disclosure only" alternative described in SFAS 123 in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    SPONSORED RESEARCH

     Research and development expenses under sponsored research arrangements are recognized as the related services are performed, generally ratably over the period of service. Payments for license fees are expensed when paid.

    NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common equivalent shares (stock options, warrants and preferred stock) issued during the period commencing 12 months prior to March 31, 1995 at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and the if-converted method for the assumed conversion of the payable to Titan as of March 31, 1995). However, shares to be held in escrow are not treated as outstanding for any period (see Note 5.) Net loss per share calculated on this basis for the year ended December 31, 1995 was $2.28

     Pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than 12 months prior to the IPO that automatically converted upon completion of the Company's IPO (using the if-converted method) from the original date of issuance.

2.  FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following at December 31:


                                                               1995            1996
                                                               ----            ----
Furniture and office equipment . . . . . . . . . . . .     $    11,521     $   57,834
Leasehold improvements . . . . . . . . . . . . . . . .              --         19,817
Computer equipment. . . . . . . . . . . . . . . . . .            8,382         40,268
                                                           -----------     ----------
                                                                19,903        117,919
Less accumulated depreciation and amortization . . . .          (1,659)       (23,983)
                                                           -----------     ----------
Furniture and equipment, net . . . . . . . . . . . . .      $   18,244     $   93,936
                                                           -----------     ----------
                                                           -----------     ----------


     Depreciation expense was $1,659 and $22,323 for the years ended December 31, 1995 and 1996, respectively.

3.  SPONSORED RESEARCH AND LICENSE AGREEMENTS

     In July 1994, the Company entered into a research agreement with a university. Under the terms of the agreement, the Company agreed to fund research of $105,700 through December 31, 1994. The agreement was extended six months beyond the original term to allow for completion of the scope of the research program. During the year ended December 31, 1995, the Company incurred sponsored research expenses of $62,000 related to this agreement.

     In 1992, the Company entered into research and license agreements with Bar-Ilan Research and Development Company, Ltd. ("Bar-Ilan"), an entity located in Israel. The research agreement expired during 1994. Pursuant to the license agreement, the Company receives certain exclusive worldwide licenses to inventions and confidential information related to the research program in exchange for the research funding and specified royalties on future sales and/or sublicensing arrangements. To maintain license exclusivity, the Company made royalty payments of $10,000 and $15,000 in 1995 and 1996, respectively. The Company is obligated to make minimum royalty payments of $20,000 in 1997, $25,000 in 1998 and $60,000 in each calendar year thereafter. In connection with this license agreement, Bar-Ilan also entered into a stock purchase agreement with the Company.

     In May 1996, the Company signed a licensing agreement with Boehringer Ingelheim GmbH ("Boehringer") to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug ApafantTM for all clinical indications. The Company intends to proceed with further development and, if possible, clinical testing of the drug. Pursuant to the agreement, the Company made a license payment of $50,000 in 1996, and may be obligated to make future milestone and royalty payments to Boehringer.
 However, under certain circumstances, Boehringer may participate in further development and commercialization of ApafantTM and, in such circumstances, would be obligated to make milestone and royalty payments to Ansan.

4.  LEASES

     The Company leases facilities under an operating lease that expires in December 1998. Rent expense totaled $56,831 for the year ended December 31, 1996. Future minimum lease payments total $54,479 for the years ending December 31, 1997 and 1998.

5.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK

     In May 1994, the Company issued 532,651 shares of Series A Preferred Stock to Titan for cash of $992,592 and in exchange for forgiveness of a payable to Titan of $1,449,064. Concurrent with the Offering, the preferred stock automatically converted into 532,651 shares of common stock.

    UNIT OFFERING

     In August 1995, the Company issued 1,300,000 units, at $5.00 per unit in the Offering. Each unit consisted of one share of common stock, one redeemable class A warrant, and one class B warrant. The net proceeds (after underwriter's discount and expenses, and other costs associated with the Offering) totaled $5,107,000. At the closing of the Offering, all of the Company's outstanding preferred stock automatically converted into 532,651 shares of common stock, and the Company issued 352,557 shares of common stock to Titan in exchange for forgiveness of $1,551,252 of intercompany debt. In September 1995 the Company issued an additional 195,000 units, at $5.00 per share, in accordance with the underwriter's over-allotment option. The net proceeds from the exercise of the underwriter's over-allotment option (after underwriter's discount and expenses) totaled $848,250. Each class A warrant entitles the holder to purchase one share of common stock and one class B warrant at an exercise price of $6.50 per share. Each class B warrant entitles the holder to purchase one share of common stock an exercise price of $8.75 per share.

     In connection with the Offering, the holders of the Company's common stock and options to purchase common stock placed, on a pro rata basis, 363,740 shares and options to purchase 36,260 shares of common stock into escrow (the "Escrow Shares" and "Escrow Options", respectively). The Escrow Shares and Escrow Options are not transferable or assignable; however, the Escrow Shares may be voted. Holders of Escrow Options may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow. The Escrow Shares and Escrow Options will be released from escrow if, and only if, certain earnings or market price criteria have been met. If the conditions are not met by March 31, 2000, the Escrow Shares and Escrow Options will be canceled and contributed to the Company's capital.

     The release of Escrow Shares and Escrow Options held by employees, officers, directors, consultants and their relatives will be deemed compensatory. Accordingly, the Company will recognize as compensation expense, during the period in which the earnings or market price targets are met, a one-time charge to reflect the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity.

    BRIDGE LOAN WARRANTS

     In May and June 1995, the Company completed a bridge financing with gross proceeds of $1,425,000. In conjunction with the bridge notes, the Company issued class A warrants to purchase an aggregate of 712,500 shares of Common Stock. In 1995, the Company recognized a $400,000 charge related to the issuance of the warrants. The principal and accrued interest on the bridge notes were repaid out of the proceeds from the Offering.

     COMMON STOCK

      During 1996, the Company issued 40,000 shares of common stock to an employee, resulting in $323,000 in compensation expense.

     STOCK PURCHASE AGREEMENTS

      Through December 31, 1996, the Company has issued 18,095 shares of common stock to officers, employees and consultants under stock purchase agreements. Certain shares are subject to repurchase by the Company, as determined by the board of directors, at the original issuance price. The repurchase rights will lapse as the shares vest over a period of five years from the issuance date. During 1996, the Company exercised its repurchase rights with respect to 804 shares. At December 31, 1996, 1,178 shares are subject to repurchase.

    STOCK OPTION PLAN

     Under the Company's 1993 Stock Option Plan which was amended and restated (the "1993 Plan"), pursuant to which incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, consultants and affiliates of the Company. A total of 141,710 shares of Common Stock has been reserved and authorized for issuance under the 1993 Plan. No further options will be granted under the Company's 1993 Plan. In May 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Option Plan"). A total of 150,000 shares of Common Stock are reserved and authorized for issuance under the 1995 Option Plan.

     Options granted under the 1993 and 1995 Plans expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an affiliate company, in which case the maximum term is five years from the date of grant. The exercise price shall be at least 100%, 85% and 110% of the fair value of the stock subject to the option on the grant date, as determined by the board of directors, for incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company or affiliate company, respectively. Options granted under the 1993 Option Plan are exercisable immediately upon grant, however, the shares issuable upon exercise of the options are subject to repurchase by the Company. Such repurchase rights will lapse as the shares vest over a period of five years from the date of grant.

Activity under the 1993 and 1995 Option Plans is summarized below:


                                                           Outstanding Options
                                       Shares              -------------------
                                   Available for    Number of               Price Per        Weighted Avg.
                                       Grant          Shares                  Share         Exercise Price
                                       -----          ------                  -----         --------------
Balance at December 31, 1994           66,533         75,177              $0.29 - $0.46          $0.31
   Additional shares authorized       150,000             --                   --                 --
   Options granted                    (85,918)         85,918             $ 0.46 - $5.00          $1.34
   Options canceled                    31,325         (31,325)                  $0.29             $0.29
                                   ----------       ---------
Balance at December 31, 1995          161,940         129,770              $0.29 - $5.00          $0.99
   Options granted                   (127,117)        127,177              $2.88 - $3.38          $2.93
   Options exercised                       --         (33,152)             $0.29 - $0.58          $0.50
   Options canceled                    14,509         (14,509)             $0.29 - $0.46          $0.42
                                   ----------       ---------
Balance at December 31, 1996           49,332         209,226              $0.29 - $5.00          $2.29
                                   ----------       ---------
                                   ----------       ---------


     The Company recorded deferred compensation of $277,784 for the difference between the grant price and the deemed fair value of the Company's common stock for certain options granted in the 12-month period prior to the offering. The deferred compensation is being amortized to expense over the vesting period of the options.

     From incorporation through December 31, 1994, the Company issued options for 12,066 shares outside the 1993 Plan at exercise prices ranging from $0.06 to $0.29. These options are exercisable immediately upon grant; however, the shares issuable upon exercise of the options are subject to repurchase by the Company. Such repurchase right will lapse as the shares vest over a period of three to five years from the date of grant.

     The following table summarizes information about options outstanding at December 31, 1996:


                                               Options Outstanding         Options Exercisable
                                               -------------------         -------------------
       Range of                          Weighted Avg.     Weighted Avg.  Options   Weighted Avg.
       Exercise           Options          Remaining         Exercise    Currently    Exercise
        Prices          Outstanding    Contractual Life       Price     Exercisable     Price
        ------          -----------    ----------------       -----     -----------     -----
$  0.06 - $  0.29         33,200               7.13          $  0.24       25,329      $  0.23
      $  0.58             40,806               8.25          $  0.58        4,145      $  0.58
$  2.88 - $  5.00        142,117               9.42          $  3.15       34,310      $  3.18
                         -------                                           ------
                         216,123               8.85          $  2.22       63,784      $  1.88
                         -------                                           ------
                         -------                                           ------


     Of the 129,770 options outstanding at December 31, 1995, 36,607 were exercisable at that date. All options granted under the 1993 Plan are immediately exercisable, of which 44,532 shares of common stock underlying the options as of December 31, 1996 would be subject to repurchase by the Company should certain options be exercised and the optionee's employment or consulting relationship terminate.

    STOCK COMPENSATION

     The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding the net and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1996 and 1995: weighted-average volatility factor of 0.7; no expected dividend payments; weighted-average risk-free interest rates in effect of 6.27% and 6.00%, respectively; and a weighted-average expected life of 4.04 and 4.46, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1995 and 1996 was $0.77 and $1.54, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's pro forma information is as follows:

                                                 December 31,
                                                 ------------
                                         1995                  1996
                                         ----                  ----
Pro forma net loss                  $ (2,842,935)       $  (2,372,568)
Pro forma net loss per share        $      (1.94)       $       (0.98)

     Because SFAS 123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1998.

6.  RELATED PARTY TRANSACTIONS

     On May 31, 1994, the Company entered into an agreement with Titan providing for the allocation of costs by Titan to the Company for certain services provided during 1994 and 1995 in managing the affairs of the Company, consisting primarily of occupancy and equipment charges. These expenses are allocated among Titan and Titan's subsidiaries and affiliates based upon the relative percentage of effort expended by Titan on each subsidiary's affairs and relative use of assets held by Titan, including those under a master capital equipment lease. Management believes these allocations to be reasonable.

     Research and development expenses allocated to the Company from Titan were approximately $114,000 for the year ended December 31, 1995. General and administrative expenses allocated to the Company were $398,000 and $57,000 for the years ended December 31, 1995 and 1996, respectively.

     No interest has been charged on the net payable to Titan. Activity under the payable to Titan is summarized as follows:

                                                                                    Period From
                                                                                    November 6,
                                                       Year Ended     Year Ended      1992 to
                                                      December 31,   December 31,   December 31,
                                                          1995           1996            1996
                                                          ----           ----            ----
Beginning balance                                    $  1,292,960     $  57,791     $         --
Corporate cost allocations                                375,867        56,865        1,160,940
Working capital advances to the Company                   181,678         3,225        2,198,719
Repayment of debt to Titan                               (241,462)           --         (241,462)
Conversion of payable to Titan into capital stock      (1,551,252)           --       (3,000,316)
                                                     ------------     ---------     ------------
Ending balance                                       $     57,791     $ 117,881     $    117,881
                                                     ------------     ---------     ------------
                                                     ------------     ---------     ------------
Average balance during the period                    $    830,972     $  87,836     $    592,024
                                                     ------------     ---------     ------------
                                                     ------------     ---------     ------------


     LEASE COMMITMENT

      Titan is party to a master capital equipment lease, pursuant to which the Company and three other Titan majority-owned subsidiaries are jointly and severally liable under a sublease and assignment agreement for monthly payments (currently totaling $30,459) under the lease, should Titan be unable to service the equipment lease. As of December 31, 1996, the amount outstanding under the lease was approximately $747,000.

7.  INCOME TAXES

     As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $8,600,000. The Company also had federal research and development tax credit carryforwards of approximately $200,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2008 through 2011, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                     December 31,
                                                     ------------
                                                1995             1996
                                                ----             ----
Net operating loss carryforwards          $   2,200,000     $  3,100,000
Research credit carryforwards                   100,000          200,000
Capitalized research and development            300,000          300,000
Valuation allowance                          (2,600,000)      (3,600,000)
                                          -------------     ------------
                                          $          --     $         --
                                          -------------     ------------
                                          -------------     ------------

     The net valuation allowance increased by $1,000,000 during the year ended December 31, 1995.

8.  SUBSEQUENT EVENTS

    UNAUDITED

     In March 1997, Titan and Ansan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. The Debenture bears interest at prime plus 2% and is due in March 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire on additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

     In the event the Debenture is converted to equity, Ansan will grant Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date of grant to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 additional shares at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ANSAN PAHRMACEUTICALS, INC.


Date:  March 27, 1997              By:  /s/Vaughan H.J. Shalson
                                       --------------------------------------
                                        Vaughan H.J. Shalson
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/Louis R. Bucalo                 Chairman of the Board         March 27, 1997
----------------------------       of Directors
Louis R. Bucalo, M.D.





/s/Vaughan H.J. Shalson            President, Chief Executive    March 27, 1997
----------------------------       Officer and Director
Vaughan H.J. Shalson               (Principal Executive,
                                   Financial and
                                   Accounting Officer)



/s/Lindsay A. Rosenwald            Director                      March 27, 1997
----------------------------
Lindsay A. Rosenwald, M.D.





/s/Richard Sperber                 Director                      March 27, 1997
----------------------------
Richard Sperber





/s/Ilan Cohn                       Director                      March 27, 1997
----------------------------
Ilan Cohn, Ph.D.





/s/David Naveh                     Director                      March 27, 1997
----------------------------
David Naveh, Ph.D.