Form 10QSB
period 1997-03-31
ANSAN PHARMACEUTICALS INC
filed 1997-05-05
CIK 946486

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[x]    QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarter ended March 31, 1997.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _________to __________

Commission File No.   0-26422
                   ----------

                            ANSAN PHARMACEUTICALS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                       94-3171943
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                          400 OYSTER POINT BLVD. SUITE 435
                      SOUTH SAN FRANCISCO, CALIFORNIA  94080
                      --------------------------------------
                      (Address of Principal Executive Offices)

                                 (415) 635-0200
                                 --------------
                   (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ------   ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 1997: 2,851,954 shares of Common Stock outstanding, $0.001 par value.

Transitional Small Business Disclosure Format Yes      No  X
                                                 -----   -----

                              INDEX TO FORM 10-QSB


                                                                          PAGE


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Financial Statements:

         Condensed Balance Sheets as of March 31, 1997 and
           December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Statements of Operations for the Three Months ended
           March 31, 1997 and 1996 and period from
           incorporation (November 6, 1992) to March 31, 1997  . . . . . .  4

         Condensed Statements of Cash Flows for the Three
           Months ended March 31, 1997 and 1996 and period from
           incorporation (November 6, 1992) to March 31, 1997  . . . . . .  5

         Notes to Condensed Financial Statements . . . . . . . . . . . . .  6

         Item 2.  Management's Discussion and Analysis
           or Plan of Operation  . . . . . . . . . . . . . . . . . . . . .  8

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           ANSAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                              March 31,     December 31,
                                                                1997            1996
                                                            ------------    -------------
                                                             (Unaudited)      (Note A)
Assets
Current assets:
     Cash and cash equivalents                               $ 1,188,816     $   245,778
     Short-term investments                                    1,000,000       1,500,000
     Prepaid expenses and other current assets                    59,758          83,760
                                                            ------------    ------------
          Total current assets                                 2,248,574       1,829,538
Furniture and equipment, net                                      96,603          93,936
                                                            ------------    ------------
                                                             $ 2,345,177     $ 1,923,474
                                                            ------------    ------------
                                                            ------------    ------------


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                        $   181,375     $    91,041
     Payable to Titan Pharmaceuticals, Inc.                      136,915         117,881
     Accrued sponsored research expense                           25,620          36,330
     Accrued legal expense                                         7,100          26,327
     Other accrued liabilities                                    13,547          62,457
                                                            ------------    ------------
          Total current liabilities                              364,557         334,036

Noncurrent debenture payable to Titan Pharmaceuticals, Inc.    1,000,000              --


Stockholders' equity
Common stock, at amounts paid in, $0.001 par value;
   20,000,000 shares authorized, 2,849,887 and 2,845,108
   shares issued and outstanding at March 31, 1997 and
   December 31, 1996, respectively                            10,699,996      10,850,017
Deferred compensation                                                 --        (180,561)
Deficit accumulated during the development stage              (9,719,376)     (9,080,018)
                                                            ------------    ------------
          Total stockholders' equity                             980,620       1,589,438
                                                            ------------    ------------
                                                             $ 2,345,177     $ 1,923,474
                                                            ------------    ------------
                                                            ------------    ------------


Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         ANSAN PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Period from
                                                                  Incorporation
                                          Three Months Ended      (November 6,
                                               March 31,            1992) to
                                       -------------------------    March 31,
                                            1997        1996          1997
                                       -------------------------  --------------


COSTS AND EXPENSES:

   Research and development             $  382,945   $  257,362     $ 5,966,798
   Sponsored research and development
        and license fees- stockholder           --           --         396,689
   General and administrative              271,779      199,581       3,185,976
                                       -----------   ----------   -------------
Loss from operations                      (654,724)    (456,943)     (9,549,463)


Other income/(expenses)
   Interest income                          18,507       49,008         268,377
   Interest expense                         (3,141)          --        (438,290)
                                       -----------   ----------   -------------

Net loss                                $ (639,358)  $ (407,935)    $(9,719,376)
                                       -----------   ----------   -------------
                                       -----------   ----------   -------------
Net loss per share                      $    (0.26)  $    (0.17)
                                       -----------   ----------
                                       -----------   ----------
Shares used in computation               2,483,904    2,404,404
                                       -----------   ----------
                                       -----------   ----------




                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           ANSAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             PERIOD FROM
                                                                                            INCORPORATION
                                                                                             (NOVEMBER 6,
                                                                 THREE MONTHS ENDED            1992) TO
                                                                      MARCH 31,                MARCH 31,
                                                                1997           1996              1997
                                                           -------------  -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (639,358)     $(407,935)       $(9,719,376)
Adjustments to reconcile net loss to net cash used
   by operating activities
     Depreciation expense                                          8,096          5,288             32,079
     Amortization of debt discount                                    --             --            400,000
     Write off deferred compensation                              26,718                            26,718
     Amortization of deferred compensation                            --         13,890             97,223
     Forgiveness of stockholder receivable                            --             --                205
     Issuance of common stock in exchange for consulting
        services                                                      --             --             19,984
     Grant of common stock to employee                                --             --            155,000
   Changes in operating assets and liabilities:
     Prepaid expenses and sponsored research                      24,002         32,519            (59,758)
     Accounts payable                                             90,334         25,001            181,375
     Accrued legal                                               (19,227)            --             17,103
     Accrued sponsored research                                  (10,710)            --             15,617
     Other accrued liabilities                                   (48,910)        13,767             13,547
                                                           -------------  -------------     --------------
Net cash used in operating activities                           (569,055)      (317,470)        (8,820,283)
                                                           -------------  -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture and equipment                        (10,763)       (64,343)          (128,682)
     Purchases of short-term investments                      (1,200,000)       (53,168)        (9,950,000)
     Proceeds from sale of short-term investments              1,700,000        500,000          8,950,000
                                                           -------------  -------------     --------------
Net cash provided by (used in) investing activities              489,237        382,489         (1,128,682)
                                                           -------------  -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of series A preferred stock               --             --            992,592
     Proceeds from issuance of common stock, net                   3,822             --          5,976,058
     Proceeds from related party notes                                --             --            220,000
     Proceeds from issuance of debenture to Titan
        Pharmaceuticals, Inc.                                  1,000,000             --          1,000,000
     Payment on note from related party                               --             --           (190,000)
     Issuance of notes payable                                        --             --          1,025,000
     Repayment of note payable                                        --             --         (1,425,000)
     Issuance of warrants to purchase common stock                    --             --            400,000
     Proceeds from stockholder receivable                             --             --              1,900
     Payable to Titan Pharmaceuticals, Inc.                       19,034          8,557          3,137,231
                                                           -------------  -------------     --------------
Net cash provided by financing activities                      1,022,856          8,557         11,137,781
                                                           -------------  -------------     --------------
Net increase in cash and cash equivalents                        943,038         73,576          1,188,816
Cash and cash equivalents, beginning of period                   245,778         45,202                 --
                                                           -------------  -------------     --------------
Cash and cash equivalents, end of period                     $ 1,188,816      $ 118,778        $ 1,188,816
                                                           -------------  -------------     --------------
                                                           -------------  -------------     --------------

SUPPLEMENTAL CASH FLOW DISCLOSURE AND NONCASH
     FINANCING ACTIVITIES
Forgiveness of note payable to related party                 $        --      $      --        $    30,000
                                                           -------------  -------------     --------------
                                                           -------------  -------------     --------------
Interest paid on related party notes                         $        --      $      --        $     4,409
                                                           -------------  -------------     --------------
                                                           -------------  -------------     --------------
Conversion of payable to parent into Series A
     Preferred Stock                                         $        --      $      --        $ 1,449,064
                                                           -------------  -------------     --------------
                                                           -------------  -------------     --------------
Interest paid on bridge notes                                $        --      $      --        $    29,694
                                                           -------------  -------------     --------------
                                                           -------------  -------------     --------------
Conversion of payable to parent into Common Stock            $        --      $      --        $ 1,551,252
                                                           -------------  -------------     --------------
                                                           -------------  -------------     --------------

                              SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

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

RELATIONSHIP WITH TITAN PHARMACEUTICALS, INC

     Titan Pharmaceuticals, Inc. ("Titan"), a biopharmaceutical company engaged, through the operations of its subsidiaries and affiliates, in the development of new proprietary therapeutic products for use in the fields of cancer, immunology, viral diseases, and disorders of the central nervous system, was the Company's parent until the Company's initial public offering (the "IPO") in August 1995. Subsequent to the IPO, Titan's ownership interest was reduced to approximately 43%.

     In March 1997, Ansan and Titan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. The Debenture bears interest at prime plus 2% and is due in April 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

      In the event the Debenture is converted to equity, Ansan will grant Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date of grant to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 shares of Ansan common stock at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

     The Company contracts with Titan for limited financial and administrative services. Titan has previously supplied working capital financing to the Company and may in the future provide such financing. As part of its affiliation with Titan, the Company and Titan have a number of members in common of their respective boards of directors.

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

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

NET LOSS PER SHARE

     Net loss per share for the three months ended March 31, 1997 and 1996 is computed using the weighted average number of common shares outstanding, reduced by the number of shares held in escrow (see Release of Escrowed Shares and Options below). Common equivalent shares are excluded from the calculation as their effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 as the Company incurred net losses in those periods and, accordingly, the calculation of earnings per share for those periods excluded stock options as their effect was antidilutive.

RELEASE OF ESCROWED SHARES AND OPTIONS

     In connection with the IPO, certain stockholders of the Company placed an aggregate of 365,983 shares of Common Stock (the "Escrow Shares"), and the current holders of certain options which are exercisable at less than the initial public offering price of $5.00 placed options to purchase 34,017 shares (the "Escrow Options"), into escrow pending the Company's attainment of certain revenue or share price goals. The Securities and Exchange Commission has taken the position with respect to the release of securities from escrow that in the event any of the Escrow Shares or Escrow Options are released from escrow to directors, officers, employees or consultants of the Company, the release will be treated, for financial reporting purposes, as a compensation expense to the Company. Accordingly, the Company will, in the event of the release of the Escrow Shares and Escrow Options, recognize during the period in which the earnings or market price targets are met what could be a substantial one-time charge which would substantially increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from stated expectations. These risks and uncertainties include but are not limited to: timeliness of completion, if at all, of IND filings; FDA approval of IND's if filed; timeliness of commencement, if ever, of clinical trials; timeliness of completion, if ever, of clinical trials; changing requirements for regulatory approval; technological uncertainties; the impact of competitive products and pricing; future availability of capital; uncertainties arising from patents; and a number of other risks, including those described above, those set forth in the Company's 1996 annual report on form 10-KSB and other reports filed with the Securities and Exchange Commission; and those which may not be identifiable as yet.

RESULTS OF OPERATIONS

     The Company is in the development stage. Since its inception in November 1992, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through March 31, 1997, the Company has sustained cumulative losses of approximately $9,719,000. These losses have resulted from expenditures in connection with research and development and general and administrative activities, including legal and professional activities.

     Through March 31, 1997, research and development expenses since inception have been approximately $6,363,000 and general and administrative expenses since inception have been approximately $3,186,000. Research and development expenses for the three months ended March 31, 1997 (the "1997 quarter") were approximately $383,000 compared with $257,000 for the three months ended March 31, 1996 (the "1996 quarter"), an increase of 49%. The increase is due to expenditures associated with the development of Ansan's newly acquired drug, Apafant, and the establishment of new development initiative for AN10 topical. Such expenditures include, but are not limited to, formulation development, chemistry, manufacturing and controls, pharmacology, and toxicology.

     General and administrative expenses for the 1997 quarter were approximately $272,000 compared with approximately $200,000 for the 1996 quarter, a increase of 36%. The increase is due to additional overhead needed to support the Company's additional development programs.

     Interest income was approximately $19,000 during the 1997 quarter as compared to approximately $49,000 during the 1996 quarter. The decrease is the result of the Company having less capital available for investment during the 1997 Quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

     In August and September 1995, the Company completed an IPO which resulted in net proceeds to the Company, after deduction of underwriting discounts and commissions and other expenses of the IPO, of approximately $5,950,000. As of March 31, 1997, the Company had working capital of approximately $1,884,000.

     In March 1997, Ansan and Titan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which is convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. The Debenture bears interest at prime plus 2% and is due in April 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option (the "First Option") to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The First Option expires on June 21, 1997.

     In the event the Debenture is converted to equity, Ansan will grant Titan two additional options (respectively, the "Second Option" and the "Third Option"). The Second Option will be exercisable for two years from the date of grant to purchase up to 1,630,000 shares of Ansan common stock at an exercise price of $3.75 per share. The Third Option will be exercisable through August 8, 2000 to purchase up to 500,000 shares of Ansan common stock at an exercise price of $6.50 per share. Titan will be obligated to exercise the Second Option for the purchase of specified numbers of shares in the event Titan's outstanding Class A Warrants are exercised, provided Ansan has not completed public or private equity financings resulting in specified gross proceeds prior to the date such a purchase obligation arises.

     Titan is a party to a master capital equipment lease, and the Company and three other majority-owned subsidiaries of Titan have entered into a sublease and assignment with Titan under such lease for which the Company is jointly and severally liable. At March 31, 1997, the amount outstanding under the equipment lease was $684,644 with current monthly payments of $30,459.

     The Company believes that it has the necessary capital to sustain planned operations through the March 1998. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities or to curtail certain planned expenditures. In any event, the Company anticipates that it will require substantial additional financing after such time in order to continue its research and development capabilities, fund operating expenses, pursue regulatory approval, and build production, sales, and marketing activities, as necessary. There can be no assurance as to the availability or terms of any additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail its activities significantly or to cease operations altogether.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                10.12 Financing agreement between the Registrant and Titan Pharmaceuticals, Inc. dated March 21, 1997

                11.1    Statement of Computation of Net Loss Per Share


          (b)   Reports on Form 8-K
                No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                              ANSAN PHARMACEUTICALS, INC.


May 5, 1997                   By: /s/ Vaughan H.J. Shalson
                                 ------------------------------
                                   Vaughan H.J. Shalson
                                   President and Chief Executive Officer
                                   (Principal Executive Officer and Principal
                                   Financial Officer)