Form 10-Q
period 1997-06-30
ANSAN PHARMACEUTICALS INC
filed 1997-07-28
CIK 946486

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                              --------------------

[x]      QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarter ended June 30, 1997

                                       or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _________________to ________

Commission File No. 0-26422
                    -------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                              --
No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 25, 1997: 2,851,954 shares of Common Stock outstanding, $0.001 par value.

Traditional Small Business Disclosure Format. Yes      X         No________
                                                  ---------------

                              INDEX TO FORM 10-QSB

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Financial Statements:

          Condensed Balance Sheets
            June 30, 1997 and December 31, 1996..........................   3

          Condensed Statements of Operations
            Three months and six months ended June 30, 1997
            and 1996 and period from incorporation (November 6, 1992)
            to June 30, 1997.............................................   4

          Condensed Statements of Cash Flows
            Three months and six months ended June 30, 1997
            and 1996 and period from incorporation (November 6, 1992)
            to June 30, 1997.............................................   5

          Notes to Condensed Financial Statements........................   6

          Item 2.  Management's Discussion and Analysis
          or Plan of Operation...........................................   9

PART II.  OTHER INFORMATION
          Item 6. Exhibits and Reports on Form 8-K.......................  11

SIGNATURES...............................................................  12

PART I. FINANCIAL INFORMATION

                          ANSAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

                                                              June 30,         December 31,
                                                                1997              1996
                                                           ------------        -----------
                                                            (Unaudited)          (Note A)
Assets
Current assets:
  Cash and cash equivalents                                $    497,790        $   245,778
  Short-term investments                                      1,200,000          1,500,000
  Prepaid expenses and other current assets                      32,559             83,760
                                                           ------------        -----------
    Total current assets                                      1,730,349          1,829,538
Furniture and equipment, net                                     87,856             93,936
                                                           ------------        -----------
                                                           $  1,818,205        $ 1,923,474
                                                           ============        ===========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                         $    137,338        $    91,041
  Payable to Titan Pharmaceuticals, Inc.                        189,300            117,881
  Accrued sponsored research                                        -               36,330
  Accrued legal fees                                              5,935             26,327
  Other accrued liabilities                                      11,370             62,457
  Debenture payable to Titan Pharmaceuticals, Inc.            1,000,000                -
                                                           ------------        -----------
    Total current liabilities                                 1,343,943            334,036

Commitments

Stockholders' Equity
  Common stock, at amounts paid in                           10,699,996         10,850,017
  Deferred compensation                                             -             (180,561)
  Deficit accumulated during the development stage          (10,225,734)        (9,080,018)
                                                           ------------        -----------
    Total stockholders' equity                                  474,262          1,589,438
                                                           ------------        -----------
                                                           $  1,818,205        $ 1,923,474
                                                           ============        ===========

Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                          ANSAN PHARMACEUTICALS,INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         Three Months Ended                 Six Months Ended
                                              June 30,                           June 30,                  (November 6,
                                    -------------------------           -------------------------            1992) to
                                                                                                             June 30,
                                    1997                 1996           1997                 1996              1997
                                    -------------------------           -------------------------          ------------
Costs and expenses:
   Research and development         $  244,487    $  205,614           $   627,432    $   462,976          $  6,607,974
   General and administrative          256,750       242,345               528,529        441,926             3,442,726
                                    ----------    ----------           -----------    -----------          ------------
Loss from operations                  (501,237)     (447,959)           (1,155,961)      (904,902)          (10,050,700)

Other income/(expenses)
   Interest income                      21,053        44,275                39,560         93,283               289,430
   Interest expense                    (26,174)            -               (29,315)             -              (464,464)
                                    ----------    ----------           -----------    -----------          ------------
Net loss                            $ (506,358)   $ (403,684)          $(1,145,716)   $  (811,619)         $(10,225,734)
                                    ==========    ==========           ===========    ===========          ============

Net loss per share                  $    (0.20)   $    (0.17)          $     (0.46)   $     (0.34)
                                    ==========    ==========           ===========    ===========

Shares used in calculating
   net loss per share                2,485,971     2,407,885             2,484,937      2,406,145
                                    ==========    ==========           ===========    ===========

                            See accompanying notes.

                          ANSAN PHARMACEUTICALS, INC.
                         (a development stage company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                    Period from
                                                                                                                   Incorporation
                                                                       Six Months Ended                            (November 6,
                                                                          June 30,                                    1992 to
                                                               1997                        1996                    June 30, 1997
                                                             -----------                  ---------                -------------
Cash flows from operating activities
Net loss                                                     $(1,145,716)                 $(811,619)               $(10,225,734)
Adjustments to reconcile net loss to net cash used
  in operating activities
  Depreciation expense                                            16,843                      9,251                      40,826
  Amortization of debt discount                                      -                          -                       400,000
  Amortization of deferred compensation                           26,718                     27,779                     123,941
  Forgiveness of stockholder receivable                              -                          -                           205
  Issuance of common stock in exchange
    for consulting services                                          -                          -                        19,984
  Grant of common stock to employee                                  -                          -                       155,000
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                     51,201                     79,589                     (32,559)
    Accounts payable                                              46,297                     38,166                     137,338
    Accrued sponsored research                                   (36,330)                       730                          -
    Accrued legal fees                                           (20,392)                   (32,890)                      5,935
    Other accrued liabilities                                    (51,087)                   (70,214)                     11,370
                                                             -----------                  ---------                ------------
Net cash used in operating activities                         (1,112,466)                  (759,208)                 (9,363,694)
                                                             -----------                  ---------                ------------
Cash flows from investing activities
  Purchase of furniture and equipment                            (10,763)                   (56,785)                   (128,682)
  Purchase of short-term investments                          (1,400,000)                   (93,283)                (10,150,000)
  Sales of short-term investments                              1,700,000                    900,000                   8,950,000
                                                             -----------                  ---------                ------------
Net cash provided by (used in) investing activities              289,237                    749,932                  (1,328,682)
                                                             -----------                  ---------                ------------
Cash flows from financing activities
  Proceeds from issuance of Series A preferred stock                 -                          -                       992,592
  Proceeds from issuance of common stock                           3,822                      8,976                   5,976,058
  Proceeds from related party notes                                  -                          -                       220,000
  Proceeds from issuance of debenture to Titan                 1,000,000                        -                     1,000,000
    Pharmaceuticals, Inc.
  Payment on related party notes                                     -                          -                      (190,000)
  Issuance of notes payable                                          -                          -                     1,025,000
  Repayment of note payable                                          -                          -                    (1,425,000)
  Issuance of warrants to purchase common stock                      -                          -                       400,000
  Proceeds from stockholder receivable                               -                          -                         1,900
  Payable to Titan Pharmaceuticals, Inc.                          71,419                     24,660                   3,189,616
                                                             -----------                  ---------                ------------
Net cash provided by financing activities                      1,075,241                     33,636                  11,190,166
                                                             -----------                  ---------                ------------
Net increase (decrease) in cash and cash equivalents             252,012                     24,360                     497,790
Cash and cash equivalents, beginning of period                   245,778                     45,202                          -
                                                             -----------                  ---------                ------------
Cash and cash equivalents, end of period                     $   497,790                  $  69,562                $    497,790
                                                             ===========                  =========                ============


                            See accompanying notes.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Ansan, Inc. (the "Company") was incorporated in the State of Delaware on November 6, 1992 to engage in the development of analogs of butyric acid for the treatment of cancer, blood disorders and other serious diseases. The Company is in the development stage.

Relationship with Titan Pharmaceuticals, Inc.

     Titan Pharmaceuticals, Inc. ("Titan"), a biopharmaceutical company engaged, through the operations of its subsidiaries and affiliates, in the development of new proprietary therapeutic products for use in the fields of cancer, immunology, viral diseases, and disorders of the central nervous system, was the Company's parent until the Company's initial public offering (the "IPO") in August 1995. Subsequent to the IPO, Titan's ownership interest was reduced to 43%.

     In March 1997, Ansan and Titan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which was convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. Titan did not convert the Debenture prior to June 21, 1997. The Debenture bears interest at prime plus 2% and is due in April 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The option expired unexercised on June 21, 1997.

     The Company contracts with Titan for limited financial and administrative services. Titan has previously supplied working capital financing to the Company and may in the future provide such financing. As part of its affiliation with Titan, the Company and Titan have a number of members in common of their respective boards of directors.

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

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

Net Loss Per Share

     Net loss per share for the three- and six-month periods ended June 30, 1996 and June 30, 1997 is computed using the weighted average number of common shares outstanding, reduced by the number of shares held in escrow (see Release of Escrowed Shares and Options below). Common equivalent shares are excluded from the calculation as their effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in reported earnings per share for the three and six month periods ended June 30, 1997 and June 30, 1996, as the Company incurred net losses in those periods, and accordingly, the calculation of earnings per share for those periods excluded stock options as their effect was antidilutive.

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

2. SUBSEQUENT EVENTS

 Proposed Merger With Discovery Laboratories, Inc.

     In July of 1997 the Company entered into an Agreement and Plan of Reorganization and Merger with Discovery Laboratories, Inc. ("Discovery"), a privately-held development stage biotechnology company, pursuant to which Discovery will be merged with and into Ansan. The parties also entered into a Stock Purchase Agreement pursuant to which Discovery has purchased shares of a new class of convertible preferred stock of Ansan for aggregate cash consideration of $1,300,000, representing a common stock equivalent price of approximately $1.40 per share.

     In connection with these transactions, Ansan has entered into a sublicense agreement with Titan. Pursuant to the agreement, and contingent upon completion of the merger, Titan will receive an exclusive worldwide sublicense to certain butyrate compounds licensed by Ansan for certain indications in exchange for Titan's payment of a 2% royalty on net sales and Titan's transfer to Ansan of all its equity holdings in Ansan.

    The closing of the merger is subject to customary closing conditions, including approval by the stockholders of Ansan and Discovery. If the merger is completed, it is anticipated that the shareholders of Discovery will be issued securities representing approximately 90% of the outstanding stock of the combined entity. In the event the merger is not completed, the preferred stock held by Discovery may, under certain circumstances, be convertible into shares of common stock representing 51% of Ansan's then outstanding shares. In such circumstances, Ansan would have the right to redeem the preferred stock for $1,300,000 plus a redemption premium of $13,000 per month that the stock is outstanding.

    The following selected unaudited pro forma balance sheet data gives effect as of June 30, 1997, to the $1,300,000 investment, made by Discovery, pursuant to the Stock Purchase Agreement.

                                June 30, 1997    Adjustment   June 30, 1997
                                 (unaudited)                   (pro forma)

Current Assets                     $1,730,349    $1,300,000      $3,030,349
Furniture and Equipment                87,856                        87,856
                                   ----------                 -------------
Total Assets                        1,818,205                     3,118,205
                                   ==========                 =============

Total Liabilities                   1,343,943                     1,343,943
Total Stockholders' Equity            474,262    $1,300,000       1,774,262
                                   ----------                 -------------
Total Liabilities and
Stockholders' Equity               $1,818,205                    $3,118,205
                                   ==========                 =============


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          This Form 10-QSB contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from stated expectations. These risks and uncertainties include but are not limited to: timeliness of completion, if ever, of the merger with Discovery Laboratories, Inc.; timeliness of completion, if at all, of IND filings; FDA approval of IND's if filed; timeliness of commencement, if ever, of clinical trials; timeliness of completion, if ever, of clinical trials; changing requirements for regulatory approval; technological uncertainties; the impact of competitive products and pricing; future availability of capital; uncertainties arising from patents; and a number of other risks, including those described above, those set forth in the Company's 1996 annual report of form 10-KSB and other reports filed with the Securities and Exchange Commission; and those which may not be identifiable as yet.

Results of Operations

          The Company is in the development stage. Since its inception in November 1992, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through June 30, 1997, the Company has sustained cumulative losses of approximately $10,226,000. These losses have resulted from expenditures in connection with research and development and general and administrative activities, including legal and professional activities.

          Through June 30, 1997, research and development expenses since inception have been approximately $6,608,000 and general and administrative expenses since inception have been approximately $3,443,000. Total research and development expenses were approximately $244,000 and $627,000 during the three- and six-month periods ended June 30, 1997, respectively, compared with approximately $206,000 and $463,000 for the three- and six-month periods ended June 30, 1996, respectively, an increase of approximately 18% and 35% for the three- and six-month periods, respectively. The increases are due to expenditures associated with the development initiatives for AN10 topical and Apafant. Such expenditures include, but are not limited to, formulation development, chemistry, manufacturing and controls, pharmacology and toxicology.

          Total general and administrative expenses were approximately $257,000 and $529,000 during the three- and six-month periods ended June 30, 1997, respectively, compared with approximately $242,000 and $442,000 for the three- and six-month periods ended June 30, 1996, respectively, an increase of approximately 6% and 20% for the three- and six-month periods, respectively. The increase is due to additional overhead needed to support the Company's additional development programs.

          Interest income was approximately $21,000 and $40,000 for the three- and six-month periods ended June 30, 1997, respectively, compared with approximately $44,000 and $93,000 for the three- and six-month periods ended June 30, 1996. This decrease is the result of declining cash balances. The Company has also incurred interest expense of approximately $29,000 for the six months ended June 30, 1997, related to the $1,000,000 note payable to Titan (see

Liquidity and Capital Resources). The Company had no interest bearing debt for the comparable period in 1996.

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

Liquidity and Capital Resources

          In August and September 1995, the Company completed an IPO which resulted in net proceeds to the Company, after deduction of underwriting discounts and commissions and other expenses of the IPO, of approximately $5,950,000. As of June 30, 1997, the Company had working capital of approximately $386,000.

          In March 1997, Ansan and Titan entered into an agreement for financing pursuant to which Titan advanced Ansan $1,000,000 in return for a debenture (the "Debenture") which was convertible at any time prior to June 21, 1997 into 333,333 shares of common stock. Titan did not convert the Debenture prior to June 21, 1997. The Debenture bears interest at prime plus 2% and is due in April 1998. In connection with the issuance of the Debenture, Ansan granted Titan an option to acquire an additional 333,333 shares of Ansan common stock for an aggregate purchase price of $1,000,000. The option expired unexercised on June 21, 1997.

          In July of 1997 the Company entered into an Agreement and Plan of Reorganization and Merger with Discovery Laboratories, Inc. ("Discovery"), a privately-held development stage biotechnology company, pursuant to which Discovery will be merged with and into Ansan. The parties also entered into a Stock Purchase Agreement pursuant to which Discovery has purchased shares of a new class of convertible preferred stock of Ansan for aggregate cash consideration of $1,300,000, representing a common stock equivalent price of approximately $1.40 per share.

          In connection with these transactions, Ansan has entered into a sublicense agreement with Titan. Pursuant to the agreement, and contingent upon the completion of the merger, Titan will receive an exclusive worldwide sublicense to certain butyrate compounds licensed by Ansan for certain indications in exchange for Titan's payment of a 2% royalty on net sales and Titan's transfer to Ansan of all its equity holdings in Ansan.

     The closing of the merger is subject to customary closing conditions, including approval by the stockholders of Ansan and Discovery. If the merger is completed, it is anticipated that the shareholders of Discovery will be issued securities representing approximately 90% of the outstanding stock of the combined entity. In the event the merger is not completed, the preferred stock held by Discovery may, under certain circumstances, be convertible into shares of common stock representing 51% of Ansan's then outstanding shares. In such circumstances, Ansan would have the right to redeem the preferred stock for $1,300,000 plus a redemption premium of $13,000 per month that the stock is outstanding.

     The Company believes that it has necessary capital to sustain planned operations through March 1998. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities or to curtail certain planned expenditures. In any event, the Company anticipates that it will require substantial additional financing after such time in order to continue its research and development capabilities, fund operating expenses, pursue regulatory approval, and build production, sales, and marketing activities, as necessary. There can be no assurance as to the availability or terms of any additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail its activities significantly or to cease operations altogether.

                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits
               11.1  Statement of Computation of Net Loss Per Share
               27    Financial Data Schedule

(b)            Reports of Form 8-K

               No reports on Form 8-K were filed during the six months ended June 30, 1997.

                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ANSAN PHARMACEUTICALS, INC.

          July 28, 1997               By: /s/Vaughan H.J. Shalson
                                          -----------------------
                                          Vaughan H.J. Shalson
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                          Financial Officer)