Form 10QSB
period 1997-09-30
ANSAN PHARMACEUTICALS INC
filed 1997-11-14
CIK 946486

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[x]       QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarter ended September 30, 1997

                                      or

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _____________ to ________

Commission File No. 0-26422

                          ANSAN PHARMACEUTICALS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                   94-3171943
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                       400 Oyster Point Blvd. Suite 435
                    South San Francisco, California  94080
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                (650) 635-0200
                                --------------
               (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes _X_   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1997: 2,851,954 shares of Common Stock outstanding, $0.001 par value.

Traditional Small Business Disclosure Format. Yes _X_   No ___

                             INDEX TO FORM 10-QSB

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Financial Statements:

          Condensed Balance Sheets
               September 30, 1997 and December 31, 1996.................... 3

          Condensed Statements of Operations
            Three months and nine months ended September 30, 1997
            and 1996 and period from incorporation (November 6, 1992)
            to September 30, 1997.......................................... 4

          Condensed Statements of Cash Flows
            Three months and nine months ended September 30, 1997
            and 1996 and period from incorporation (November 6, 1992)
            to September 30, 1997.......................................... 5

          Notes to Condensed Financial Statements.......................... 6

          Item 2.  Management's Discussion and Analysis
          or Plan of Operation............................................. 9

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.......................11

SIGNATURES.................................................................12

PART I. FINANCIAL INFORMATION

                          ANSAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         1997           1996
                                                    -------------   ------------
                                                     (Unaudited)      (Note A)
Assets
Current assets:
 Cash and cash equivalents                           $    274,157   $   245,778
 Short-term investments                                 2,200,000     1,500,000
 Prepaid expenses and other current assets                  5,308        83,760
                                                    -------------   -----------
   Total current assets                                 2,479,465     1,829,538
Deferred financing costs                                  386,368            -
Furniture and equipment, net                               79,010        93,936
                                                    -------------   -----------
                                                     $  2,944,843   $ 1,923,474
                                                    -------------   -----------
                                                    -------------   -----------

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                                    $    244,898   $    91,041
 Payable to Titan Pharmaceuticals, Inc.                   232,004       117,881
 Accrued sponsored research                                    -         36,330
 Accrued legal fees                                            -         26,327
 Other accrued liabilities                                 17,415        62,457
 Debenture payable to Titan Pharmaceuticals, Inc.       1,000,000           -
                                                    -------------   -----------
  Total current liabilities                             1,494,317       334,036

Commitments

Stockholders' Equity
 Common stock, at amounts paid in                      10,699,996    10,850,017
 Preferred stock, at amounts paid in                    1,300,000           -
 Deferred compensation                                         -       (180,561)
 Deficit accumulated during the development stage     (10,549,470)   (9,080,018)
                                                    -------------   ------------
  Total stockholders' equity                            1,450,526     1,589,438
                                                    -------------   ------------
                                                     $  2,944,843   $ 1,923,474
                                                    -------------   ------------
                                                    -------------   ------------


Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                              See accompanying notes

                          ANSAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                            Three Months Ended           Nine Months Ended        (November 6,
                                              September 30,                September 30,            1992) to
                                        -----------------------     ---------------------------   September 30,
                                           1997          1996           1997           1996            1997
                                        -----------------------     ---------------------------   --------------
COSTS AND EXPENSES
   Research and development             $ 131,953      $ 471,737     $   759,385    $   934,713   $   6,739,927
   General and administrative             196,690        350,830         725,219        792,756       3,639,416
                                        ---------      ---------     -----------    -----------   -------------
Loss from operations                     (328,643)      (822,567)     (1,484,604)    (1,727,469)    (10,379,343)

Other income/(expenses)
   Interest income                         32,949         36,383         72,509         129,666         322,379
   Interest expense                       (28,042)            -         (57,357)             -        (492,506)
                                        ---------      ---------     -----------    -----------   -------------
Net loss                                $(323,736)     $(786,184)    $(1,469,452)   $(1,597,803)  $(10,549,470)
                                        ---------      ---------     -----------    -----------   -------------
                                        ---------      ---------     -----------    -----------   -------------

Net loss per share                      $   (0.13)     $   (0.32)    $     (0.59)   $     (0.66)
                                        ---------      ---------     -----------    -----------
                                        ---------      ---------     -----------    -----------

Shares used in calculating
   net loss per share                   2,485,971      2,431,299       2,485,282      2,414,530
                                        ---------      ---------     -----------    -----------
                                        ---------      ---------     -----------    -----------


                             See accompanying notes

                          ANSAN PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                     Period from
                                                                                     Incorporation
                                                           Nine Months Ended       (November 6, 1992
                                                             September 30,                 to
                                                           1997         1996       September 30, 1997
                                                      ------------   -----------   ------------------
Cash flows from operating activities
Net loss                                              $(1,469,452)   $(1,597,803)     $(10,549,470)
Adjustments to reconcile net loss to net cash used
 in operating activities
 Depreciation expense                                      25,689         15,193            49,672
 Amortization of debt discount                                 -              -            400,000
 Amortization of deferred compensation                     26,718         41,668           123,941
 Forgiveness of stockholder receivable                         -              -                205
 Issuance of common stock in exchange
  for consulting services                                      -              -             19,984
 Grant of common stock to employee                             -         155,000           155,000
 Changes in operating assets and liabilities:
  Prepaid expenses and other current assets                78,452         98,371            (5,308)
  Deferred financing costs                               (386,368)            -           (386,368)
  Accounts payable                                        153,857         16,809           244,898
  Accrued sponsored research                              (36,330)           730                -
  Accrued legal fees                                      (26,327)       (32,890)               -
  Other accrued liabilities                               (45,042)       (63,886)           17,415
                                                      -----------    -----------      ------------
Net cash used in operating activities                  (1,678,803)    (1,366,808)       (9,930,031)
                                                      -----------    -----------      ------------
Cash flows from investing activities
 Purchase of furniture and equipment                      (10,763)       (72,984)         (128,682)
 Purchase of short-term investments                    (3,100,000)      (129,667)      (11,850,000)
 Sales of short-term investments                        2,400,000      1,525,000         9,650,000
                                                      -----------    -----------      ------------
Net cash provided by (used in) investing activities      (710,763)     1,322,349        (2,328,682)
                                                      -----------    -----------      ------------
Cash flows from financing activities
 Proceeds from issuance of Series A preferred stock     1,300,000             -          2,292,592
 Proceeds from issuance of common stock                     3,822          8,976         5,976,058
 Proceeds from related party notes                             -              -            220,000
 Proceeds from issuance of debenture to Titan           1,000,000             -          1,000,000
  Pharmaceuticals, Inc.
 Payment on related party notes                                -              -           (190,000)
 Issuance of notes payable                                     -              -          1,025,000
 Repayment of note payable                                     -              -         (1,425,000)
 Issuance of warrants to purchase common stock                 -              -            400,000
 Proceeds from stockholder receivable                          -              -              1,900
 Payable to Titan Pharmaceuticals, Inc.                   114,123         41,668         3,232,320
                                                      -----------    -----------      ------------
Net cash provided by financing activities               2,417,945         50,644        12,532,870
                                                      -----------    -----------      ------------
Net increase (decrease) in cash and cash equivalents       28,379          6,185           274,157
Cash and cash equivalents, beginning of period            245,778         45,202               -
                                                      -----------    -----------      ------------
Cash and cash equivalents, end of period              $   274,157    $    51,387      $   274,157
                                                      -----------    -----------      ------------
                                                      -----------    -----------      ------------


                             See accompanying notes

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Ansan, Inc. (the "Company") was incorporated in the State of Delaware on November 6, 1992 to engage in the development of analogs of butyric acid for the treatment of cancer, blood disorders and other serious diseases. The Company is in the development stage.

RELATIONSHIP WITH TITAN PHARMACEUTICALS, INC.

     Titan Pharmaceuticals, Inc. ("Titan"), a biopharmaceutical company engaged, through the operations of its subsidiaries and affiliates, in the development of new proprietary therapeutic products for use in the fields of cancer, immunology, viral diseases, and disorders of the central nervous system, was the Company's parent until the Company's initial public offering (the "IPO") in August 1995. Subsequent to the IPO, Titan's ownership interest was reduced to 43%. At September 30, 1997, Titan owned approximately 32% of the Company.

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

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

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

NET LOSS PER SHARE

     Net loss per share for the three- and nine-month periods ended September 30, 1996 and September 30, 1997 is computed using the weighted average number of common shares outstanding, reduced by the number of shares held in escrow (see Release of Escrowed Shares and Options below). Common equivalent shares are excluded from the calculation as their effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in reported earnings per share for the three and nine month periods ended September 30, 1997 and September 30, 1996, as the Company incurred net losses in those periods, and accordingly, the calculation of earnings per share for those periods excluded stock options as their effect was antidilutive.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from stated expectations. These risks and uncertainties include but are not limited to: timeliness of completion, if ever, of the merger with Discovery Laboratories, Inc.; timeliness of completion, if at all of IND filings; FDA approval of IND's if filed; timeliness of commencement, if ever, of clinical trials; timeliness of completion, if ever, of clinical trials; changing requirements for regulatory approval; technological uncertainties; the impact of competitive products and pricing; future availability of capital; uncertainties arising from patents; and a number of other risks, including those described above, those set forth in the Company's 1996 annual report on form 10-KSB and other reports filed with the Securities and Exchange Commission; and those which may not be identifiable as yet.

RESULTS OF OPERATIONS

     The Company is in the development stage. Since its inception in November 1992, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through September 30, 1997, the Company has sustained cumulative losses of approximately $10,550,000. These losses have resulted from expenditures in connection with research and development and general and administrative activities, including legal and professional activities.

     Through September 30, 1997, research and development expenses since inception have been approximately $6,740,000 and general and administrative expenses since inception have been approximately $3,639,000. Total research and development expenses were approximately $132,000 and $759,000 during the three- and nine-month periods ended September 30, 1997, compared with approximately $472,000 and $935,000 for the three- and nine-month periods ended September 30, 1996, a decrease of approximately 258% and 23% for the three- and nine-month periods, respectively. The higher level of expenditures during the three- and nine-month periods ended September 30, 1996 can be largely attributed to an issuance of stock to a member of management, a portion of which was allocated to research and development.
     Total general and administrative expenses were approximately $197,000 and $725,000 during the three- and nine-month periods ended September 30, 1997, compared with approximately $351,000 and $793,000 for the three- and nine-month periods ended September 30, 1996, a decrease of approximately 78% and 9% for the three- and nine-month periods, respectively. The higher level of expenditures during the three- and nine-month periods ended September 30, 1996 can also be largely attributed to the issuance of stock to a member of management, a portion of which was allocated to general and administrative expenses.

     Interest income was approximately $33,000 and $73,000 for the three- and nine-month periods ended September 30, 1997, respectively, compared with approximately $36,000 and $130,000 for the three- and nine-month periods ended September 30, 1996. This decrease is the result of declining cash balances. The Company has also incurred interest expense of approximately $57,000 for the nine months ended September 30, 1997, related to the $1,000,000 note payable to Titan (see Liquidity and Capital Resources). The Company had no interest bearing debt for the comparable period in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     In August and September 1995, the Company completed an IPO which resulted in net proceeds to the Company, after deduction of underwriting discounts and commissions and other expenses of the IPO, of approximately $5,950,000. As of September 30, 1997, the Company had working capital of approximately $985,000.

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

     The Company believes that it has necessary capital to sustain planned operations through July 1998. In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities or to curtail certain planned expenditures. In any event, the Company anticipates that it will require substantial additional financing after such time in order to continue its research and development capabilities, fund operating expenses, pursue regulatory approval, and build production, sales, and marketing activities, as necessary. There can be no assurance as to the availability or terms of any additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail its activities significantly or to cease operations altogether.

                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          11.1 Statement of Computation of Net Loss Per Share
          27   Financial Data Schedule

     (b) A current report on Form 8-K was filed with the Securities and Exchange Commission on July 21, 1997.

                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ANSAN PHARMACEUTICALS, INC.

         November 13, 1997        By: /s/ Vaughan H.J. Shalson
                                      -----------------------------------------
                                          Vaughan H.J. Shalson
                                          President and Chief Executive Officer
                                          (Principal Executive Officer )

         November 13, 1997        By: /s/ James M. Ahlers
                                      -----------------------------------------
                                          Director of Finance & Operations
                                          (Principal Financial and Accounting
                                          Officer)