Form 10KSB/A
period 1997-12-31
DISCOVERY LABORATORIES INC /DE/
filed 1998-04-30
CIK 946486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                 AMENDMENT NO. 1


  /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                               1934 (Fee required)
                   For the fiscal year ended December 31, 1997

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                           of 1934 (No fee required)
            For the transition period from          to

                         Commission file number 0-26422
                          DISCOVERY LABORATORIES, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                         94-3171943

(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

            509 MADISON AVENUE, 14TH FLOOR, NEW YORK, NEW YORK 10022

           (Address of Principal Executive Offices Including Zip Code)

                                 (212) 223-9504

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year.  $   0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 1998: $30,941,8821

State the number of shares outstanding of each class of the issuer's common equity as of March 24, 1998: 3,175,955 shares of Common Stock, par value.


--------
1 Outstanding shares of the issuer's Series B Convertible Preferred Stock, par value $0.001 per share, are valued on the basis of the number of shares of the issuer's Common Stock, par value $0.001 per share, into which such preferred shares are convertible.

The undersigned registrant hereby amends the following items of its Report on Form 10-K for the year ended December 31, 1997 as set forth below.

ITEM 7.   FINANCIAL STATEMENTS

NOTE L - SUBSEQUENT EVENTS

On March 5, 1998, the Company entered into an agreement and plan of reorganization and merger with ATI and ATI Acquisition Corp. ("Acquisition Sub"), a wholly owned subsidiary of the Company (the "ATI Merger Agreement"). Pursuant to the ATI Merger Agreement, subject to receipt of approval of the stockholders of the Company and ATI and the fulfillment of other conditions, Acquisition Sub will merge (the "ATI Merger") with and into ATI in a transaction in which (i) ATI will be the surviving corporation, (ii) the existing holders of ATI common stock will receive 3.91 shares of common stock for each share of ATI common stock held by such holders and (iii) certain outstanding ATI options will be assumed by Discovery and will become exercisable for 3.91 shares of common stock per share of ATI common stock for which such options are presently exercisable (the "ATI Transaction"). Pending the closing of the merger, the Company will be managed by ATI's management team pursuant to a management agreement entered into simultaneously with the execution of the ATI Merger Agreement (the "Management Agreement"). The Company has agreed to pay to ATI 50% of the salary expense attributable to the ATI management team during the period from the execution of the ATI Merger Agreement through the date of any termination or abandonment of the transactions contemplated by the ATI Merger Agreement if the ATI Merger is not consummated due to a breach of the ATI Merger Agreement by Discovery or its stockholders. Members of ATI's management team (the "ATI Management Members") will be issued options to purchase an aggregate of 338,500 shares of the Company's common stock in connection with the ATI Merger and additional options to purchase an aggregate of 335,000 shares subject to the achievement of certain corporate milestones. Upon execution of the ATI Management Agreement, ATI Management Members were granted options to purchase an aggregate of 126,500 shares of the Company's common stock, which will vest on the earlier of the consummation of the ATI Merger or on the termination of the ATI Management Agreement by the Company in the absence of a material breach thereof by ATI, provided that in the case of the ATI Management Members other than its President, such options shall vest over a three-year period in the event the ATI Merger is completed. If the ATI Merger has not occurred by July 15, 1998 due to action or inaction by the Company, its management or its stockholders, all such options shall be immediately vested in full.

Pro forma results of operations of the Company, giving effect to the ATI Merger as if it had occurred at the beginning of 1997 would not differ from the historical consolidated results of the Company as the operations of ATI have been included in the consolidated results of the Company. A substantial nonrecurring charge for in-process research and development which will be recorded by the Company upon consummation of the ATI Merger.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Item 9 is hereby amended as follows:

Section 16(a) of the Exchange Act requires the Company's directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% Holders are required by SEC regulations to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during fiscal 1997 its directors, officers and 10% Holders complied with all substantive filing requirements under Section 16(a) of the Exchange Act except that Paramount Capital Asset Management, Inc. ("PCAM") and The Aries Fund, a Cayman Island Trust (the "Aries Fund") did not timely file Form 3's reporting beneficial ownership of more than ten percent of a class of equity securities of the Company. A Form 5 was timely filed by each of the Aries Fund and PCAM.

ITEM 10.   EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by the persons who served as Discovery's chief executive officer during the last completed fiscal year (the "Named Officers" for services rendered in all capacities to Discovery for each of the last three completed fiscal years). No other executive officer earned compensation in excess of $100,000 for services rendered to the Company during the last completed fiscal year, and no executive officer who would have otherwise been included in such table resigned or terminated employment during that year.

                                                   Summary Compensation Table

                                                     Annual Compensation       Long Term Compensation Awards

                                                                                                  Securities
Name and                                                        Other Annual      Restricted      Underlying      All Other
Principal Position         Year       Salary        Bonus       Compensation    Stock Award(s)   Options/SARs    Compensation
------------------         ----       ------        -----       ------------    --------------   ------------    ------------
                                       ($)           ($)            ($)              ($)              (#)            ($)
James S. Kuo, M.D.         1997    $175,000      $50,000(1)          --               --            77,831            --
President, Chief           1996    $102,708      $30,000(1)          --              (2)              --              --
Executive Officer &        1995          ---          ---            --               --              --              --
Director

Vaughan Shalson            1997    $150,013           --             --               --              --             (3)
Former President and       1996          --           --             --               --              --              --
Chief Executive Officer    1995          --           --             --               --              --              --

S. Mark Moran, M.D.        1997    $ 43,885           --             --               --              --              --
Former President and       1996    $190,657      $157,185            --            $120,000         27,439            --
Chief Executive Officer    1995    $138,750      $120,000           ---               --            20,948            --


(1) Bonus amounts earned by Dr. Kuo with respect to 1996 and 1997 were paid to Dr. Kuo in 1997 and 1998, respectively.

(2) In May 1996, Old Discovery issued 340,000 shares of Old Common Stock, par value $0.001 per share ("Old Discovery Common Stock") to Dr. Kuo at a purchase price of $0.002. At the time of issuance, there was no market for such shares. Such shares were converted into 132,313 shares of Discovery Common Stock as a result of the 1997 Merger and the Reverse Split.

(3) Mr. Shalson is entitled to six months' salary as a severance payment pursuant to his employment agreement with the Company, as amended. $15,417 of such amount is included in his 1997 salary amount.

                      Option Grants In Last Fiscal Year(1)

The following table contains information concerning the stock option grants made to the Named Officers for the fiscal year ended December 31, 1997. No stock appreciation rights were granted to these individuals during such year.

                                            Number of Securities        % of Total Options
                                              Underlying Options      Granted to Employees       Exercise or Base
          Name            Expiration Date          Granted                in Fiscal Year          Price ($/sh)(2)
          ----            ---------------          -------                --------------          ---------------
James S. Kuo, M.D.(3)         1/20/07               77,831                    21.8%                    $0.51
Vaughan Shalson             111/25/99               60,666                    17.0%                    $4.50
S. Mark Moran, M.D.             --                    --                       --                        --

(1) Based on combined issuances by the Company and Old Discovery. The options granted to Dr. Kuo during 1997 vest according to the following schedule: 25% as of January 1, 1997 and 2.1% on the last day of each month commencing January 31, 1997. The options granted to Mr. Shalson during 1997 are vested and exercisable immediately.

(2) The exercise price of options issued by Discovery and options issued by Old Discovery may be paid in cash, in shares of Common Stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. Discovery may also finance the exercise of options issued by Discovery by loaning the optionee sufficient funds to pay the exercise price for the purchased shares.

(3) Represents options granted to Dr. Kuo as Chief Executive Office of Old Discovery and assumed by the Company in the Merger.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1997 with respect to the Named Officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                           Number of Securities Underlying                Value of Unexercised
                     Shares Acquired      Unexercised Options at FY-End (#)         In The Money Options at FY-End(1)
       Name          on Exercise(#)      Exercisable      Unexercisable(2)        Exercisable     Unexercisable(2)
       ----          --------------      -----------      ----------------        -----------     ----------------
James S. Kuo, M.D.          --             38,915             38,915(3)             $130,948               $130,948
Vaughn Shalson              --             60,666                --                    0                     --
S. Mark Moran            2,000              --                   --                   --                     --


(1) Based on the fair market value of the Common Stock at year-end, $3.875 per share, less the exercise price payable for such shares.

(2) Will become fully vested and exercisable upon Dr. Kuo's termination in connection with the Merger.

EMPLOYMENT AGREEMENTS

In March 1996, Old Discovery entered into a three-year employment agreement with Dr. Kuo (the "Kuo Employment Agreement"). The Kuo Employment Agreement was assumed by the Company in connection with the 1997 Merger. Pursuant to the Kuo Employment Agreement, Dr. Kuo received a salary of $145,000 per annum during 1996 and a salary of $175,000 per annum during

1997. Dr. Kuo received cash bonuses of $30,000 with respect to fiscal year 1996 and $50,000 with respect to fiscal year 1997. Pursuant to his employment agreement, Dr. Kuo is entitled to health and life insurance coverage for his family. On March 20, 1996, under the Kuo Employment Agreement, Dr. Kuo purchased 340,000 shares of Common Stock of Old Discovery for $0.002 per share. Such shares were converted into 132,313 shares of Common Stock in the 1997 Merger. A portion of such shares of Common Stock are subject to the Company's right of repurchase in the event that Dr. Kuo's employment is terminated prior to the end of the three-year term of the Kuo Employment Agreement; provided, however, that in the event that Dr. Kuo's employment is terminated subsequent to the Merger, and certain conditions are satisfied, the Company's right to repurchase such shares will lapse.

In June 1996, Old Discovery entered into manager agreements with Mr. Kanzer and Mr. Myrianthopoulos (the "Manager Agreements"). Pursuant to Mr. Kanzer's Manager Agreement, which was assumed by the Company in the 1997 Merger, Mr. Kanzer is entitled to $3,000 per month, while such Manager Agreement remains in effect. Such Manager Agreement is terminable at any time by the Company. Mr. Myrianthopoulos' Manager Agreement, pursuant to which he was entitled to receive $1,500 per month, was terminated in June 1996 when Mr. Myrianthopoulos became a full-time employee of Old Discovery.

Upon consummation of the Merger, Dr. Capetola will become the President and Chief Executive Officer of Discovery and the remaining ATI Management Members will assume executive positions at Discovery corresponding to their present positions with ATI and on substantially their present terms, including compensation terms.

The employment agreements between ATI and the remaining ATI Management Members (the "ATI Management Members' Employment Agreements"), provide for aggregate base compensation in the amount of $829,000 for each year of their respective three year employment terms. Pursuant to the ATI Management Members' Employment Agreements, the ATI Management Members are eligible to receive incentive bonuses at the discretion of, and in amounts to be determined by, ATI's Chief Executive Officer. The ATI Management Members' Employment Agreements also provide that such employees are entitled to health and disability benefits and life insurance in the amount of the employee's annual base compensation. In the event of termination without cause, the ATI Management Members' Employment Agreements typically provide for severance payments of either 3 or 6 months subject to set-off.

DIRECTOR COMPENSATION

Pursuant to Discovery's 1995 Stock Option Plan, non-employee Directors of Discovery are entitled to receive an award of options for the purchase of 1,667 shares of Common Stock upon their election to the Board of Directors of Discovery (the "Discovery Board") and an annual award of options for the purchase of 333 shares of Common Stock following each annual meeting of stockholders at which they are reelected. Director options are exercisable at a price per share of Common Stock equal to the fair market value of the Common Stock on the date of grant, become exercisable in four equal annual installments commencing six months from the date of grant and expire upon the earlier of ten years after the date of grant or 90 days after the termination of the Director's service on the Discovery Board. In addition, each Discovery Director receives cash compensation in the amount of $1,000 per quarter, $1,000 for each meeting of the Board of Directors attended in person and $500 for each meeting of the Board of Directors attended telephonically. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

Assuming approval by Discovery's stockholders of the 1998 Discovery Laboratories, Inc. Stock Incentive Plan (the "1998 Stock Incentive Plan") at the 1998 Annual Meeting, each individual who has previously served as a non-employee Board member of Discovery or ATI and who is to serve as a non-employee Board member of the Company following the Merger will automatically be granted at that meeting a stock option to purchase 10,000 shares of Common Stock.. Each individual who first becomes a non-employee member of the Board of the Company or any of its subsidiaries after the date of the 1998 Annual Meeting, whether through election by the stockholders or appointment by the Board, will receive, at the time of such initial election or appointment, an automatic option grant for 20,000 shares of Common Stock and, in addition, following each annual meeting of stockholders at which they are reelected, will receive an option grant under the Automatic Option Grant Program of such plan for 10,000 option shares provided that such individual has served as a non-employee Board member for at least six months. Each such option will have an exercise price equal to 60% of the fair market value of Discovery Common Stock on such date and will have a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a Director of the Company. Each option will be immediately exercisable for all of the option shares. However, the option shares will be subject to repurchase by the Company, at the exercise price paid per share, in the event of the optionee's termination of service prior to vesting in the shares. The optionee will vest in the option shares in four equal annual installments commencing six months after the date of grant.

In the event the Merger is not approved by the stockholders at the 1998 Annual Meeting, the 1998 Stock Incentive Plan will not be implemented and the Directors of Discovery will continue to receive option grants, as described above, under Discovery's 1995 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company's Board is comprised of Mr. McDade and Dr. Rogers. Neither Mr. McDade nor Dr. Rogers was at any time during the fiscal year ended December 31, 1997, or at any other time, an officer or employee of the Company. Neither Mr. McDade nor Dr. Rogers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth certain information, as of March 31, 1998, regarding the beneficial ownership of the Common Stock and Series B Preferred Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock or the Series B Preferred Stock, (ii), by each of the named executive officers and directors of the Company and (iii) by all officers and directors of the Company as a group.

MANAGEMENT

                                                                    NUMBER OF
        NAME AND ADDRESS OF BENEFICIAL                              SHARES
        OWNER                                                       BENEFICIALLY    PERCENTAGE OF CLASS
        (1)                                     TITLE OF STOCK      OWNED           BENEFICIALLY OWNED
        -------------------------------------   --------------      ------------    ------------------
        Steve H. Kanzer, C.P.A., Esq. (2)      Common Stock            215,531              6.69%
        787 Seventh Avenue, 48th Floor
        New York, NY 10019




        James S. Kuo, M.D. (3)                 Common Stock            240,145              7.31%
        509 Madison Avenue, 14th Floor
        New York, NY 10022

        Evan Myrianthopoulos (4)               Common Stock            112,540              3.50%
        509 Madison Avenue, 14th Floor
        New York, NY 10022

        David Crockford (5)                    Common Stock             58,916              1.82%
        509 Madison Avenue, 14th Floor
        New York, NY 10022

        Juerg F. Geigy, Esq.                   Common Stock             13,620                *
        44 Elisabethenstrasse
        CH-4051 Basel, Switzerland

        Max Link, Ph.D.                        Common Stock             13,620                *
        230 Central Park West, Apt.14A
        New York, NY  10024

        Herbert H. McDade, Jr. (6)             Common Stock             13,620                *
        Access Pharmaceuticals
        660 White Plains Road, Suite 400
        Tarrytown, NY  10591

        Mark C. Rogers, M.D. (6)               Common Stock             18,485                *
        4406 W. Cornwallis Road
        Durham, NC  27705

        Vaughn H.J. Shalson (7)                Common Stock             60,666              1.87%
        39939 Stevenson Common
        Apt K-3063
        Freemont, CA 94538

        Richard Sperber (8)                    Common Stock              9,274                 *
        304 West 75th Street, Suite 16H
        New York, NY  10023

        David Naveh, Ph.D. (9)                 Common Stock              7,600                 *
        Bayer Corporation
        800 Dwight Way
        P.O. Box 1986
        Berkeley, CA 94701-1986

        All Discovery directors and            Common Stock            764,018              24.06%
        officers as a group (11 persons)

PRINCIPAL STOCKHOLDERS

                                                                    NUMBER OF
        NAME AND ADDRESS OF BENEFICIAL                              SHARES
        OWNER                                                       BENEFICIALLY    PERCENTAGE OF CLASS
        (1)                                     TITLE OF STOCK      OWNED           BENEFICIALLY OWNED
        -------------------------------------   --------------      ------------    ------------------

        The Aries Fund, a Cayman Island        Common Stock           337,105            9.77%
        Trust (10)
        c/o Mees Pierson (Cayman) Limited
        P.O. Box 2003                          Series B Preferred     173,250            7.82%
        British American Centre, Phase 3       Stock
        Dr. Roy's Drive
        George Town, Grand Cayman

        RAQ, LLC (11)                          Common Stock         1,001,739           31.54%
        787 Seventh Avenue, 48th Floor
        New York, NY 10019
                                                                               7



        Lindsay A. Rosenwald, M.D.(11)         Common Stock         1,636,753           42.95%
        787 Seventh Avenue, 48th Floor
        New York, NY 10019                     Series B Preferred     326,298           14.18%
                                               Stock

        Paramount Capital Asset                Common Stock           481,578           13.49%
          Management, Inc. (11)
        787 Seventh Avenue, 48th Floor         Series B Preferred     247,500           11.13%
        New York, NY 10019                     Stock

--------------------------
* Represents less than 1%.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act") and includes voting and investment power with respect to shares of Common Stock and Series B Preferred Stock. Shares of Common Stock and Series B Preferred Stock subject to options or warrants currently exercisable or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 15,566 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1997 and 30,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1998, all of which are immediately exercisable. Shares of Common Stock subject to such options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to such options remain subject to the Company's right to repurchase at the exercise price paid per share. Does not include an additional 35,413 shares of Common Stock owned by certain family members of Mr. Kanzer, as to which Mr. Kanzer disclaims beneficial ownership.

(3) Includes 11,026 shares that are subject to the Company's right to repurchase in the event Dr. Kuo's employment with the Company is terminated prior to expiration of such right. The Company's right to repurchase lapses at quarterly intervals over Dr. Kuo's three year employment term expiring April 1999. In addition, in the event that Dr. Kuo's employment is terminated subsequent to the Merger, and certain conditions are satisfied, the Company's right to repurchase such shares will lapse. Also includes 77,831 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1997 and 30,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1998, all of which are immediately exercisable. Shares of Common Stock subject to such options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to such options remain subject to the Company's right to repurchase at the exercise price paid per share.

(4) Includes 11,675 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1997 and 30,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1998, all of which are immediately exercisable. Shares of Common Stock subject to such options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to such options remain subject to the Company's right to repurchase at the exercise price paid per share. Does not include an additional 1,906 shares of Common Stock owned by Mr. Myrianthopoulos' brother, as to which Mr. Myrianthopoulos disclaims beneficial ownership.

(5) Consists of 38,916 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1997 and 20,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1998, all of which are immediately exercisable. Shares of Common Stock subject to such options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to such options remain subject to the Company's right to repurchase at the exercise price paid per share.

(6) Consists of 13,620 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

(7) Consists of 60,666 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

(8) Consists of 9,274 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

(9) Consists of 7,600 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

(10) Beneficial ownership of Common Stock includes (i) 245,168 shares issuable on the conversion of Series B Preferred Stock, (ii) 6,129 shares issuable upon exercise of warrants, all of which are exercisable within 60 days of the date hereof, and (iii) 24,516 shares issuable on the conversion of Series B Preferred Stock issuable on the exercise of warrants, all of which are exercisable within 60 days of the date hereof.

         Beneficial ownership of Series B Preferred Stock includes 15,750 shares issuable on the exercise of warrants, all of which are exercisable within 60 days of the date hereof.

(12) Dr. Rosenwald is Chairman, President and sole stockholder of PCAM. PCAM is the general partner of Aries Domestic and the investment manager of Aries Fund. As a consequence of these relationships, each of Dr. Rosenwald and PCAM may be deemed to share beneficial ownership of the Common Stock and Series B Preferred Stock beneficially owned by Aries. Dr. Rosenwald is also the Managing Member of RAQ, LLC and, accordingly, may be deemed to have beneficial ownership of the Common Stock beneficially owned by RAQ, LLC. Dr. Rosenwald disclaims beneficial ownership of any securities issuable upon exercise of warrants granted to employees of Paramount Capital, Incorporated ("Paramount Capital").

PCAM's and Dr. Rosenwald's beneficial ownership of Common Stock includes (i) 350,240 shares issuable upon conversion of Series B Preferred Stock held by Aries, (ii) 8,755 shares issuable upon exercise of warrants exercisable for Common Stock held by Aries, all of which are exercisable within 60 days of the date hereof, and (iii) 35,023 shares issuable upon exercise of warrants exercisable for Series B Preferred Stock held by Aries, all of which are exercisable within 60 days of the date hereof. Dr. Rosenwald's beneficial ownership also includes (iv) 111 shares issuable upon exercise of outstanding options held by Dr. Rosenwald, (v) 30,665 shares issuable upon exercise of warrants exercisable for Common Stock held by Dr. Rosenwald and (vi) 122,659 shares issuable upon exercise of warrants exercisable for Series B Preferred Stock, all of which are exercisable within 60 days of the date hereof.

PCAM's and Dr. Rosenwald's beneficial ownership of Series B Preferred Stock includes 22,500 shares issuable upon exercise of warrants exercisable for Series B Preferred Stock held by Aries, all of which are exercisable within 60 days of the date hereof. Dr. Rosenwald's beneficial ownership also includes 78,798 shares issuable upon exercise of warrants exercisable for Series B Preferred Stock held by Dr. Rosenwald.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 5, 1998, Discovery entered into the Merger Agreement with ATI and Acquisition Sub relating to the Merger and, concurrently therewith, entered into the Management Agreement with ATI.

Simultaneously with and as a condition to the closing of the 1997 Merger, the Company repaid to Titan, which was a 32% stockholder of the Company at such time, all outstanding indebtedness of Discovery to Titan (including indebtedness under a convertible debenture in the original principal amount of $1 million purchased by Titan in March 1997) pursuant to agreements (the "Titan Agreements") reached between Discovery and Titan at the time the merger agreement relating to the 1997 Merger was executed. Such indebtedness aggregated approximately $1,200,000. Also pursuant to the Titan Agreements, upon effectiveness of the 1997 Merger, (i) all of the capital stock of Discovery owned by Titan was surrendered to Discovery for cancellation (other than certain shares of capital stock currently held in escrow which will be cancelled upon their release from escrow) and (ii) Discovery's rights pursuant to the Bar-Ilan License Agreement underlying certain drug products that had been subject to development efforts by Discovery prior to the Merger were transferred to Titan in exchange for Titan's agreement to pay a 2% royalty to Discovery on any sales of such drug products.

From Discovery's inception until the closing of the 1997 Merger, Titan provided certain executive, administrative, financial, business development and regulatory services to Discovery. During the year ended December 31, 1996, and the year ended December 31, 1997, Discovery incurred expenses in the aggregate of approximately $57,000 and $35,400, respectively, pursuant to the services arrangement. Discovery has in the past used certain facilities and equipment leased by Titan and reimbursed Titan for the expenses incurred by Titan with respect to such use, in addition to having entered an assignment and sublease with Titan, along with the other subsidiaries of Titan, under such equipment lease. Discovery's liability with respect to such equipment lease has been terminated.

In October 1996, ATI entered into a consulting agreement with The Sage Group pursuant to which The Sage Group will be paid a monthly consulting fee of $7,500 through March 1998, subject to quarterly performance evaluation by the Chief Executive Officer of ATI. Richard Power, a director of ATI, is a principal and the executive director of The Sage Group.

Pursuant to a private equity offering conducted during June through November 1996 (the "Unit Offering") in which Paramount Capital acted as placement agent for Old Discovery, Old Discovery raised aggregate gross proceeds of approximately $22,002,000. In connection with services rendered by Paramount Capital as placement agent for the Unit Offering, and pursuant to a placement agency agreement (the "Placement Agency Agreement") entered into by Old Discovery and Paramount Capital, Old Discovery paid Paramount Capital cash commissions of approximately $1,980,000 and a non-accountable expense allowance of approximately $880,000. In addition, Old Discovery issued placement warrants to Paramount Capital that were assumed by the Company in the 1997 Merger and are currently exercisable for 220,026 shares of Series B Convertible Preferred Stock at an exercise price of $11 per share and 85,624 shares of Common Stock at an exercise price of $0.64 per share. Pursuant to the Placement Agency Agreement, on November 7, 1996, Old Discovery and Paramount Capital entered into a financial advisory agreement (the "Financial Advisory Agreement"), pursuant to which Paramount Capital receives a monthly retainer of $4,000 per month for a minimum of 24 months (all of which was pre-paid by Discovery), plus expenses and success fees. The Financial Advisory Agreement was assumed by Discovery in the 1997 Merger.

Old Discovery agreed to indemnify Paramount Capital and certain related parties with respect to liabilities arising out of the Unit Offering under the Federal securities laws pursuant to the Placement Agency Agreement. Old Discovery also agreed to indemnify Paramount Capital and certain related parties with respect to liabilities arising out of services rendered pursuant to the Financial Advisory Agreement. Discovery assumed such obligations in connection with the 1997 Merger.

Lindsay A. Rosenwald, M.D., is the Managing Member of RAQ, LLC, a principal stockholder of Discovery. In May 1993, Old Discovery issued a total of 1,132,500 shares of its common stock (equivalent to 440,720 shares of Common Stock) to Dr. Rosenwald for $0.002 per share. Dr. Rosenwald subsequently transferred these shares to RAQ, LLC. In March 1996, Old Discovery issued an additional 1,595,100 shares of its common stock (equivalent to 620,744 shares of Common Stock) to RAQ, LLC at a price per share equivalent to $0.002.

Dr. Rosenwald is also the sole stockholder of PCAM (which in turn is the general partner of the Aries Domestic Fund, L.P. ("Aries Domestic") and the investment manager of The Aries Fund, a Cayman Island Trust ("Aries Fund" and, together with Aries Domestic, "Aries")) and the Chairman of the Board of Directors, Chief Executive Officer, President and sole stockholder of Paramount Capital. Dr. Rosenwald is also a director of Titan and, prior to the 1997 Merger, was a director of Discovery. Steven H. Kanzer, C.P.A., Esq., the Chairman of the Board of Directors and a stockholder of Discovery, is a Senior Managing Director of Paramount Capital and Senior Managing Director--Head of Venture Capital of Paramount Investments. Kenneth Johnson, the Director of Business Development and an option holder of Discovery, is a Technology Associate of an affiliate of Paramount Capital. Evan Myrianthopolous, Chief Financial Officer of Discovery, was previously a Technology Associate of Paramount Capital Investments, LLC. Steven Birnbaum, Discovery's Project Manager for the ST-630 program for postmenopausal osteoporosis, was previously employed by Paramount Investments as a Technology Associate. Paramount Capital acted as placement agent in connection with Titan's private equity placement during 1993 and in connection therewith received fees (including a non accountable expense allowance) totaling $2,306,100. In 1995, Paramount Capital received $148,500 in fees as placement agent for a subsequent private equity placement by Titan.

During 1995 and the first quarter of 1996, Dr. Rosenwald provided loans to Old Discovery in the aggregate amount of $17,794, the proceeds of which were used for salary and administration purposes. Dr. Rosenwald contributed such loans to the capital of Old Discovery prior to the initiation of the Unit Offering. Dr. Rosenwald had guaranteed a credit facility provided by Fleet Bank in favor of Old Discovery in an amount up to $350,000. The proceeds of these loans were used by Old Discovery in connection with its entry into a license agreement and for general operating and working capital purposes. The outstanding balance of such loans, $201,000, was repaid in September 1996 using a portion of the proceeds of the Unit Offering.

In February 1995, Old Discovery issued a total of 194,250 shares of its common stock (equivalent to 75,593 shares of Common Stock) at a per share price equivalent to $0.002 to Mr. Kanzer and an additional 85,000 shares (equivalent to 33,078 shares of Common Stock) at such price to certain family member of Mr. Kanzer. In March 1996, Old Discovery issued an additional 242,500 shares of its common stock (equivalent to 94,370 shares of Common Stock) to Mr. Kanzer at such price. In February 1995, Old Discovery issued an additional 1,500 shares of its common stock and in March 1996 issued an additional 123,500 shares of its common stock (equivalent to 583 shares of Common Stock and 48,061 shares of Common Stock, respectively) to Mr. Myrianthopoulos at such price. In

September 1996, Old Discovery issued an additional 62,000 shares of its common stock (equivalent to 24,127 shares of Common Stock) to Mr. Myrianthopoulos at such price in recognition of his identification and introduction of the SurfaxinTM technology to Old Discovery, which preceded his employment by Old Discovery. In September 1996, Old Discovery issued 50,000 shares of its common stock (equivalent to 19,458 shares of Common Stock) to Steve Birnbaum at such price.

In October 1996, Harris Kanzer, who is the father of Steve H. Kanzer, purchased 6,000 shares of Old Discovery's common stock (equivalent to 2,333 shares of Common Stock) and 6,000 shares of preferred stock (equivalent to 6,000 shares of Series B Preferred Stock) from Old Discovery in the Unit Offering.

Discovery has agreed pursuant to its charter documents to indemnify its Directors to the maximum extent permissible under the General Corporation Law of the State of Delaware (the "DGCL").

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DISCOVERY LABORATORIES, INC.

Date:  April 30, 1998           By: /s/ Robert J. Capetola, Ph.D
                                        --------------------------------
                                        Robert J. Capetola, Ph.D
                                        Acting Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                        NAME & TITLE                               DATE

                               /s/ James S. Kuo, M.D.
                               -------------------------------
                               James S. Kuo, M.D.                        April 30, 1998
                               Director

                               /s/ Evan Myrianthopoulos
                               --------------------------------
                               Evan Myrianthopoulos
                               Chief Financial Officer                   April 30, 1998
                               (Principal Accounting Officer)

                               /s/ Steve H. Kanzer, C.P.A., Esq.
                               --------------------------------
                               Steve H. Kanzer, C.P.A., Esq.
                               Chairman of the Board                     April 30, 1998


                               ---------------------------------
                               Mark C. Rogers, M.D.
                               Director                                  April 30, 1998

                               /s/ Herbert McDade, Jr.
                               ---------------------------------
                               Herbert McDade, Jr.
                               Director                                  April 30, 1998


                               ---------------------------------
                               Max Link, Ph.D.
                               Director                                  April 30, 1998

                               /s/ David Naveh, Ph. D.
                               --------------------------------
                               David Naveh, Ph.D.
                               Director                                  April 30, 1998

                               --------------------------------
                               Juerg Geigy, Esq.
                               Director                                  April 30, 1998

                               /s/ Richard Sperber
                               --------------------------------
                               Richard Sperber
                               Director                                  April 30, 1998