Form 10QSB
period 1998-03-31
DISCOVERY LABORATORIES INC /DE/
filed 1998-05-15
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ___________

                        Commission file number 000-26422
                        --------------------------------


                          DISCOVERY LABORATORIES, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                94-3171943
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                               No.)

        509 Madison Avenue, 14th Floor                        10022
              New York, New York
   (Address of principal executive offices)                (Zip Code)

       Registrants's telephone number, including area code: (212) 223-9504

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of May 14, 1998, 3,175,955 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: |_| Yes      |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements
           CONSOLIDATED BALANCE SHEETS -- As of
            December 31, 1997 and March 31, 1998 (unaudited) ...........  Page 3


           CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) -- For the Three
            Months Ended March 31, 1997 and March 31, 1998; and for the
            Period from May 18, 1993 (Inception) through
            March 31, 1998 .............................................  Page 4


           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -- For the Three
            Months Ended March 31, 1997 and March 31, 1998 and for the Period from May 18, 1993 (Inception) through
            March 31, 1998 .............................................  Page 5
           Notes to Financial Statements ...............................  Page 7

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations ............  Page 9

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings. ...................................... Page 10
      Item 2.  Change in Securities. ................................... Page 11
      Item 3.  Defaults Upon Senior Securities. ........................ Page 11
      Item 4.  Submission of Matters to a Vote of Security Holders. .... Page 11
      Item 5.  Other Information. ...................................... Page 11
      Item 6.  Exhibits and Reports on Form 8-K. ....................... Page 11


      Signatures ....................................................... Page 12

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                          March 31,     December 31,
                                                            1998            1997
ASSETS
Current assets:
  Cash and cash equivalents                            $  5,858,000    $  6,297,000
  Investments                                             3,502,000       4,957,000
  Prepaid expenses                                          104,000         190,000
                                                       ------------    ------------

      Total current assets                                9,464,000      11,444,000

Furniture and equipment, net of depreciation                150,000         181,000
Deferred acquisition costs                                   54,000
Security deposits                                            30,000          30,000
                                                       ------------    ------------

                                                       $  9,698,000    $ 11,655,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $    816,000    $    565,000
                                                       ------------    ------------


Dividends payable on preferred stock                        289,000         238,000
                                                       ------------    ------------

Minority interest in preferred stock of subsidiary        2,039,000       2,039,000
                                                       ------------    ------------

Commitments

Stockholders' Equity:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 2,200,256 shares issued and
    outstanding (liquidation preference $29,703,000)          2,000           2,000
  Common stock, $.001 par value; 20,000,000
   authorized; 3,175,955 shares issued and
   outstanding                                                3,000           3,000
  Additional paid-in capital                             21,464,000      21,464,000
  Deficit accumulated during the development stage      (14,915,000)    (12,656,000)
                                                       ------------    ------------

      Total stockholders' equity                          6,554,000       8,813,000
                                                       ------------    ------------
                                                       $  9,698,000    $ 11,655,000
                                                       ============    ============


See notes to financial statements        Page 3

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                             May 18, 1993
                                                                             (Inception)
                                                   Three Months Ended          Through
                                                        March 31,              March 31,
                                                  1998           1997            1998
                                              ----------------------------    ------------
Interest income                               $    124,000    $    222,000    $  1,402,000
                                              ------------    ------------    ------------
Expenses:
  Write-off of acquired inprocess research
    and development and supplies                 5,863,000
  Research and development                       1,709,000         832,000       6,627,000
  General and administrative                       647,000         398,000       3,193,000
  Interest                                                                          11,000
                                              ------------    ------------    ------------

      Total expenses                             2,356,000       1,221,000      15,694,000
                                              ------------    ------------    ------------

                                                (2,232,000)       (999,000)    (14,652,000)

Minority interest in net loss of subsidiary         24,000                          26,000
                                              ------------    ------------    ------------

Net loss                                      $ (2,208,000)   $   (999,000)   $(14,626,000)
                                              ============    ============    ============


Net loss per share  basic and diluted         $      (0.69)   $      (0.38)
                                              ============    ============

Weighted average number of common shares
outstanding                                      3,182,957       2,619,011
                                               ============    ============


See notes to financial statements      Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   May 18, 1993
                                                        Three Months Ended         (Inception)
                                                            March 31,                Through
                                                  ----------------------------       March 31,
                                                      1998            1997             1998
                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                        $ (2,208,000)   $   (999,000)   $(14,626,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Write-off of acquired in-process
       research and development and supplies                                         5,863,000
      Write-off of licenses                                                            683,000
      Depreciation and amortization                      8,000           9,000          72,000
      Changes in:
        Prepaid expenses                                86,000          (7,000)        (73,000)
        Accounts payable and accrued expenses          251,000        (133,000)        610,000
        Other assets                                   (15,000)        (30,000)
      Expenses paid on behalf of company                                                18,000
      Employee stock compensation                                                       42,000
      Reduction of research and development
        supplies                                                                     (161,000)
                                                  ------------    ------------    ------------
    Net cash used in operating activities           (1,863,000)     (1,145,000)     (7,602,000)
                                                  ------------    ------------    ------------

Cash flows from investing activities:
  Acquisition of furniture and equipment                (2,000)        (20,000)       (199,000)
  Proceeds from disposal of furniture and
    equipment                                           25,000                          25,000
  Acquisition of licenses                             (711,000)
  Purchase of investments                             (685,000)     (1,187,000)    (21,288,000)
  Proceeds from sale or maturity of investments      2,140,000                      18,191,000
  Net cash payments on merger                                                       (1,454,000)
                                                  ------------    ------------    ------------

    Net cash provided by (used in) investing
     activities                                      1,478,000      (1,207,000)     (5,436,000)
                                                  ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds on private placements of units, net
    of expenses                                                        (11,000)     18,925,000
  Deferred acquisition costs                           (54,000)                        (54,000)
  Collections on stock subscriptions and
    proceeds on exercise of stock options                                               25,000
                                                  ------------    ------------    ------------


See notes to financial statements      Page 5

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)


    Net cash (used in) provided by financing
      activities                                       (54,000)        (11,000)     18,896,000
                                                  ------------    ------------    ------------

Net (decrease) increase in cash and cash
equivalents                                           (439,000)     (2,363,000)      5,858,000
Cash and cash equivalents - beginning of period      6,297,000       4,336,000               0
                                                  ------------    ------------    ------------

Cash and cash equivalents - end of period         $  5,858,000    $  1,973,000    $  5,858,000
                                                  ============    ============    ============

Noncash transactions:
Accrued dividends on ATI preferred stock          $     51,000                    $    289,000
                                                  ============                    ============


See notes to financial statements      Page 6

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company"), formerly known as Ansan Pharmaceuticals, Inc. ("Ansan"), was incorporated in Delaware on November 6, 1992 and was a wholly owned subsidiary of Titan Pharmaceuticals, Inc. ("Titan"). The Company was formed to license and develop pharmaceutical products to treat a variety of human diseases. In August 1995, Ansan issued its securities in an initial public offering and ceased to be a wholly-owned subsidiary of Titan. In November 1997, Ansan merged (the "1997 Merger") with Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), and was the surviving corporate entity. Subsequent to the 1997 Merger, Ansan changed its name to Discovery Laboratories, Inc. Pursuant to the 1997 Merger, each outstanding share of Old Discovery's common stock was converted into 1.167471 shares of the Company's common stock and each share of Old Discovery's Series A convertible preferred stock was converted into one share of the Company's Series B preferred stock (the "Exchange Ratios"). The Company also assumed all outstanding options and warrants to purchase Old Discovery's common stock and Series A preferred stock which became exercisable for the Company's common stock and Series B preferred stock, respectively, based on the Exchange Ratios. In connection with the 1997 Merger, the Company and Titan entered into arrangements providing for the relinquishment by the Company of rights to certain drug compounds and the transfer of such rights to Titan in exchange for (i) a 2% net royalty payable by Titan to the Company from net sales of such drug compounds and (ii) the cancellation of all Ansan common stock owned by Titan. On consummation of the 1997 Merger, 13,000 shares of Ansan Series A preferred stock held by Old Discovery were cancelled.

The 1997 Merger was accounted for as a reverse acquisition with Old Discovery as the acquirer for financial reporting purposes since Old Discovery's stockholders owned approximately 92% of the merged entity on a fully diluted basis. The consolidated financial statements include the historical accounts of Old Discovery and its majority owned subsidiary Acute Therapeutics, Inc. ("ATI") and the accounts of Ansan from November 25, 1997 (the date of acquisition). The assets and liabilities of Ansan acquired are recorded at fair value on the date of the 1997 Merger. The difference between the fair value of the net assets acquired and value of the common stock issued plus 1997 Merger-related costs has been attributed to in-process research and development and has been recorded as an expense upon acquisition.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and ATI. All intercompany balances and transactions have been eliminated.

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

The Company's activities since incorporation have primarily consisted of conducting research and development, performing business and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage, and expects to incur increasing losses and require additional financial resources to achieve commercialization of its products.

The Company also depends on third parties to conduct research on the Company's behalf through various research agreements. All of the Company's current products under development are subject to license agreements that will require the payment of future royalties.

Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods and common shares issuable for little or no cash consideration. Potential common shares are not included in the calculation of the net loss per share as their effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reflects the historical results of Old Discovery as the 1997 Merger was accounted for as a reverse acquisition with Old Discovery as the acquirer for financial reporting purposes.

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $14,652,000 as of March 31, 1998. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is currently engaged in the development and commercialization of investigational drugs that have previously been tested in humans or animals. The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development, including, without limitation, a Phase 1/2 clinical trial of SuperVent(TM) for the treatment of cystic fibrosis ("CF") that was commenced by Discovery on March 17, 1997 (and, if such clinical trial is successfully completed, a Phase 2 clinical trial of SuperVent(TM) for the treatment of chronic bronchitis), a Phase 2 clinical trial of SurfaxinTM for the treatment of meconium aspiration syndrome ("MAS") that was commenced by ATI on May 27, 1997 and a pivotal Phase 2/3 clinical trial of SurfaxinTM for the treatment of acute respiratory distress syndrome ("ARDS"). Discovery initiated on December 5, 1997 a Phase 1 clinical study of ST-630 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States. Any clinical trials of the Company's products in development that have not yet commenced will require the receipt of the United States Food and Drug Administration (the "FDA") approvals, and there can be no assurance as to the receipt or the timing of such approvals.

In March 1997, ATI entered into an agreement with Cook Imaging Corporation ("Cook") for the manufacture of SurfaxinTM to be used in clinical trials. In February 1998, ATI and Cook entered into an agreement to provide additional batches of SurfaxinTM for further clinical trials. ATI does not currently intend to seek a long-term agreement with Cook and is exploring alternatives for the commercial manufacture of Surfaxin(TM).

Proposed Merger

The Company, its newly formed subsidiary, ATI Acquisition Corp. ("Acquisition Corp."), and ATI have entered into an Agreement and Plan of Merger dated as of March 5, 1998, as amended on May 1, 1998 (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company will acquire all outstanding shares of the common stock, par value $0.001 per share, of ATI ("ATI Common Stock") through a merger of Acquisition Corp. into ATI (the "1998 Merger"). The Company and ATI have also entered into a

Management Agreement dated as of March 5, 1998 (the "Management Agreement") providing for the management of the Company by the ATI management team pending completion of the 1998 Merger. Pursuant to the Management Agreement, members of the ATI management team have been granted options to purchase 126,500 shares of the Company's Common Stock, par value $0.001 per share ("Company Common Stock"), subject to vesting.

The Merger Agreement provides that the stockholders of ATI will be issued 3.90 shares of Company Common Stock in exchange for each share of ATI Common Stock held by the stockholders of ATI prior to the 1998 Merger (the "Exchange Ratio"). Certain outstanding options for the purchase of ATI Common Stock will be assumed by the Company and will become exercisable for Company Common Stock on the basis of the Exchange Ratio. In addition, pursuant to employment agreements to be entered into with the Company, the ATI management team will be granted, in the aggregate, options to purchase (i) 338,500 shares of Company Common Stock, subject to vesting, (ii) 175,000 shares of Company Common Stock at such time as the market capitalization of the Company exceeds $75 million and (iii) 160,000 shares of Company Common Stock upon consummation of a corporate partnering deal having a total value of at least $20 million. The Company Common Stock to be issued to ATI stockholders and the options to be assumed in the 1998 Merger, together with the options to be issued to ATI management members pursuant to their employment agreements with the Company and the options granted pursuant to the Management Agreement, will represent approximately 24.5% of the Company Common Stock on a fully-diluted basis.

The closing of the 1998 Merger, which is expected to occur as soon as practicable after the Company's Annual Meeting of Stockholders scheduled for June 16, 1998, is subject to customary closing conditions, including approval by the stockholders of the Company and ATI. The Merger is further conditioned upon, among other things, (i) the execution of employment agreements by Robert J. Capetola, Ph.D., currently Chief Executive Officer of ATI, and other key executives of ATI and (ii) the election at the Annual Meeting of a Board of Directors of the Company consisting of six of the Company's current directors (three of whom are also directors of ATI) and four of ATI's current directors.

Liquidity

Due to commencement of the recently announced Phase 2/3 clinical trial of SurfaxinTM for the treatment of ARDS, the Company anticipates that its current resources will permit it to meet its business objectives until approximately the first quarter of 1999. The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and abilities of the Company to establish collaborative arrangements with other organizations, and as such there can be no assurance that the Company will not be required to raise additional capital prior to the first quarter of 1999 (or that it would be successful in doing so) or, in general, that the Company will be able to achieve its business objectives.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Change in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits:

            27.1   Financial Data Schedule

            (b) Reports on Form 8-K:

            Four reports on Form 8-K and two amendments on Form 8-K/A were filed by the Company during the three months ended March 31, 1998. A report was filed on January 16, 1998 relating to a change in the Company's certifying accountant and an amendment to that report was filed on January 27, 1998 relating to the absence of any disagreements with the former accountants as described in Item 304(a)(1)(iv) or Regulation S-B. An amendment to a report dated November 25, 1997 was filed on February 6, 1998 relating to an Agreement and Plan of Merger dated as of July 16, 1997 in connection with the 1997 Merger in order to provide certain financial statements and pro forma financial information that was impracticable to provide at the time the Company filed the original current report. A report was filed on February 9, 1998 relating to a press release dated February 5, 1998 announcing that the Company had executed a letter of intent to acquire all outstanding shares of common stock of its majority-owned subsidiary, ATI. On March 11, 1998 a report was filed relating to the execution of a definitive Agreement and Plan of Merger dated as of March 5, 1998 among the Company, ATI Acquisition Corp. and ATI. A report was filed on March 27, 1997 relating to a letter dated March 19, 1998 in which a director of the Company announced his intention to resign from the Board of Directors of the Company.

            Signatures

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Discovery Laboratories, Inc.
                                                     (Registrant)


Date: May 14, 1998
                                                  /s/ Robert J. Capetola
                                               ------------------------------
                                               Robert J. Capetola, Ph.D.
                                               Acting Chief Executive Officer


Date: May 14, 1998
                                                 /s/ Evan Myrianthopoulos
                                               ------------------------------
                                               Evan Myrianthopoulos
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)