Form 10KSB
period 1997-12-31
DISCOVERY LABORATORIES INC /DE/
filed 1998-05-22
CIK 946486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

  |X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                               1934 (Fee required)
                   For the fiscal year ended December 31, 1997
                   -------------------------------------------

 |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

          For the transition period from     to
                                             --

                         Commission file number 0-26422
                         ------------------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
                                              amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 1998: $30,941,882(1)

State the number of shares outstanding of each class of the issuer's common equity as of March 24, 1998: 3,175,955 shares of Common Stock, par value.

----------
(1) Outstanding shares of the issuer's Series B Convertible Preferred Stock, par value $0.001 per share, are valued on the basis of the number of shares of the issuer's Common Stock, par value $0.001 per share, into which such preferred shares are convertible.

Unless the context otherwise requires, (i) all references to the "Company" include Discovery Laboratories, Inc. ("Discovery") and its majority-owned subsidiary, Acute Therapeutics, Inc. ("ATI"), (ii) all references to the Company's activities, results of operations and financial condition prior to November 25, 1997 relate to Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), a predecessor to the Company, insofar as business activities relating to the SuperVent(TM), Surfaxin(TM) and ST-630 products described herein are concerned and (iii) all references to the Company's common stock, par value $.001 per share (the "Common Stock") are to the Company's Common Stock after giving effect to the 1-for-3 reverse split of the Common Stock effected on November 25, 1997. See Item 1 and Item 4 in this Annual Report on Form 10-KSB (this "Report").

When used in this Report, the words "estimate", "project", "intend", "forecast", "anticipate" and similar expressions are intended to identify forward-looking statements. In addition, certain other statements set forth in this Report, including, without limitation, statements concerning the Company's research and development programs, the possibility of submitting regulatory filings for the Company's products under development, the seeking of joint development or licensing arrangements with pharmaceutical companies or others, the research and development of particular compounds and technologies for particular indications and the period of time for which the Company's existing resources will enable the Company to fund its operations and to meet the continuing listing requirements for the quotation of its securities on the Nasdaq SmallCap Market and the possibility of contracting with other parties additional licenses to develop, manufacture and market commercially viable products, are forward-looking and based upon the Company's current belief as to the outcome, occurrence and timing of future events or current expectations and plans. All such statements involve significant risks and uncertainties. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize its product candidates, including, among other things, the ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each state of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there also can be no assurance that these statements included in the Report will prove to be accurate. In light of the significant uncertainties inherent in these statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved; in fact, actual results could differ materially from those contemplated by such forward-looking statements. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company is a development stage pharmaceutical company that is focused on acquiring, developing and commercializing proprietary, investigational drugs that have previously been tested in humans or animals. The Company's strategy is to conduct preclinical and clinical studies on investigational drugs licensed from third parties, either alone or in collaboration with corporate partners. The Company may also seek to enter into collaborations with corporate partners for manufacturing and marketing of such drugs.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

SuperVent(TM)

The Company is developing SuperVent(TM) as a stable, aerosolized, multidimensional therapy for airway diseases such as cystic fibrosis ("CF") and chronic bronchitis, which are characterized by inflammation, injurious oxidation and excessive sputum. CF is a progressive, lethal respiratory disease that afflicts approximately 23,000 patients in the United States and a comparable number in Europe. It is the most common lethal genetic disease among Caucasians. CF results from a genetic defect in the CFTR gene. The CFTR gene codes for a membrane protein responsible for the transport of chloride ions. Because of this genetic defect, CF mucus is excessively viscous and adherent to airway walls. Destruction of the lungs of CF patients occurs gradually as the inability to clear mucus from the lungs leads to blockage of the airways usually beginning in the smaller airways and alveoli. A new therapy which minimizes the pulmonary complications of CF would have a major impact on the length and quality of life of its patients.

SuperVent's(TM) active component is tyloxapol, a compound which has been safely used as an emulsifying agent in drug formulations by the United States pharmaceutical industry for over 40 years. Experimental research conducted by consultants to the Company indicates that tyloxapol may possess biological activities beyond its well-recognized emulsification properties. Tyloxapol is thought to have three mechanisms of action: anti-inflammatory activity, anti-oxidant activity and mucolytic activity. This combination of pharmacological activities is not presently found in any single, safe, effective therapy for CF or chronic bronchitis in the United States.

The Company's clinical development plan for SuperVent(TM) is to focus first on CF. In September 1995, the United States Food and Drug Administration (the "FDA") approved, subject to certain modifications, a physician-sponsored investigational new drug application ("IND") to begin a clinical trial of SuperVent(TM) for use in treating CF. The trial, which commenced on March 17, 1997 at the University of Utah Health Sciences Center, is designed to determine whether aerosolized SuperVent(TM) holds promise as a low toxicity, anti-inflammatory, anti-oxidant and mucolytic agent for the treatment of CF. The preliminary results from this clinical trial in normal healthy volunteers have indicated that the compound had no significant effects on any objective measure of safety (although coughing was noted by several subjects at the highest doses tested). Assuming the successful completion of the Phase 1/2 trial, Discovery intends to commence a multi-center, randomized, double-blinded, placebo-controlled, Phase 3 clinical trial in CF and to file an additional IND to commence a Phase 2 clinical trial for the treatment of chronic bronchitis.

Surfaxin(TM)

ATI is developing sinapultide, a proprietary, synthetic lung surfactant that was invented at The Scripps Research Institute ("Scripps"), under the brand name "Surfaxin"(TM) for the treatment of several conditions characterized by insufficient surfactant. Lung surfactants are protein-phospholipid complexes which coat the alveoli (air sacs) of the lungs. Lung surfactants lower surface tension in expiration and raise it during inspiration to prevent the collapse of alveoli. Replacement surfactants are currently used mainly to treat idiopathic respiratory distress syndrome ("IRDS"). Infants with this condition, as well as infants born with meconium (a component of the fetal bowel) in their lungs, which can lead to meconium aspiration syndrome ("MAS"), typically suffer from insufficient surfactant that can lead to a life-threatening loss of pulmonary function. Similarly, patients with acute respiratory distress syndrome ("ARDS"), which can result from trauma, smoke inhalation, head injury and a variety of other events, typically suffer from surfactant deficiency.

The potential market for synthetic lung surfactants is substantial. The incidence of ARDS is approximately 150,000 patients per year in the United States. IRDS affects 40,000 to 50,000 infants per year in the United States. Twenty to forty percent of infants with IRDS develop debilitating bronchopulmonary dysplasia requiring extended ventilatory support and hospitalization. MAS affects approximately 26,000 newborn infants per year in the United States.

Surfaxin(TM) is an aqueous suspension of lipid vesicles containing the novel synthetic peptide sinapultide. Surfaxin(TM) is patterned after human Surfactant Protein B, shown to have the greatest surfactant activity in humans. The product was exclusively licensed by Scripps to Johnson & Johnson, Inc. ("J&J"), which, together with its wholly owned subsidiary, Ortho Pharmaceutical Corporation ("Ortho"), engaged in development activities with respect to sinapultide. ATI acquired the exclusive worldwide sublicense to the sinapultide technology from J&J and Ortho in October 1996.

In July 1992, an IND submitted by Scripps relating to the use of Surfaxin(TM) to treat IRDS was approved by the FDA. J&J subsequently completed a multi-center, Phase 2 clinical trial of Surfaxin(TM) in 47 infants with IRDS. This trial demonstrated safety and efficacy comparable to that of the bovine-derived surfactant, Survanta(TM), marketed by Ross Laboratories. In September 1994, an IND was submitted by J&J relating to the use of Surfaxin(TM) to treat ARDS and was subsequently approved by the FDA. Both the IRDS IND and the ARDS IND have been transferred to ATI. ATI subsequently received FDA approval to amend the approved ARDS IND and re-initiate Phase 1 clinical trials of Surfaxin(TM) for the treatment of ARDS. The ARDS trial commenced on August 15, 1997 at Sharp Memorial Hospital in San Diego, California. ATI amended the existing IRDS IND to permit the initiation of a Phase 2 clinical trial of Surfaxin(TM) to treat MAS on May 27, 1997 at Thomas Jefferson University Hospital in Philadelphia.

ATI and Scripps are parties to a sponsored research agreement (the "Sponsored Research Agreement") pursuant to which ATI will contribute $460,000 to Scripps' Surfaxin(TM) research efforts through October 1998. ATI has an option to acquire an exclusive worldwide license to technology developed under the agreement, which it is required to exercise within 180 days from receipt of notice from Scripps of the development of such technology. Scripps will own all technology that it develops pursuant to work performed under the proposed Sponsored Research Agreement. ATI has the right to receive 50% of the net royalty income received by Scripps for inventions jointly developed by ATI and Scripps to the extent ATI does not exercise its option with respect to such inventions. ATI has entered into consulting agreements with certain key research personnel at Scripps.

ST-630

ST-630 is being developed by the Company for use in treating postmenopausal osteoporosis. Postmenopausal osteoporosis is a disease of postmenopausal women characterized by decreased bone mass which leads to reduced bone strength and an increased risk of fractures. ST-630 is an analog of the active circulating vitamin D hormone, calcitriol, modified to increase its potency and lengthen its circulating half-life. As a class, vitamin D analogs are commonly used therapies in Europe and Japan for osteoporosis. In aggregate, this class of compounds is believed to generate several hundred million dollars in worldwide sales for osteoporosis.

Published studies have confirmed the efficacy of vitamin D analogs in increasing bone mass and decreasing fractures. Vitamin D analogs, however, have not been well accepted in the United States due to certain side effects in the compounds currently marketed. Specifically, prior studies of vitamin D analogs have been associated with hypercalcemia in a percentage of patients.

Hypercalcemia is elevated calcium levels in the blood above a generally accepted range. No vitamin D analogs are currently marketed for osteoporosis in the United States.

In November 1997, the Company filed an IND with the FDA to initiate Phase 1 clinical studies of ST-630 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States. On December 5, 1997, the Company initiated an initial safety and dose-ranging study of ST-630 in healthy normal volunteers and postmenopausal women either with or without osteoporosis at Covance Clinical Research Unit Inc. in Madison, Wisconsin. The Company has recently completed a Phase 1 clinical study of ST-630 in healthy normal volunteers and determined that ST-630 does represent a risk of hypercalcemia at any dosage levels that may prove efficacious for treating postmenopausal osteoporosis. Based upon the complete results of the dose-ranging study, the Company may then either seek to further optimize the delivery of ST-630 by testing one or more alternative means of delivery or, assuming acceptable results, seek to initiate a large-scale, multi-center clinical trial in the United States. The Company has access to preclinical data generated by Sumitomo Pharmaceuticals ("Sumitomo") and Taisho Pharmaceuticals ("Taisho") with respect to ST-630 pursuant to the terms of the licensing arrangements described herein.

OTHER TECHNOLOGIES IN PRODUCT PORTFOLIO

In addition to the products under development described above, the Company has rights to certain drug compounds that are not currently under active development by the Company.

Apafant Injection

Apafant was originally developed by Boehringer Ingelheim GmbH ("Boehringer Ingelheim") as an oral treatment for asthma. Boehringer Ingelheim had previously conducted extensive clinical trials in the United States and in other countries using the oral form of the drug. In May 1996, the Company entered into a license agreement with Boehringer Ingelheim pursuant to which the Company has pursued a development program for an injectable formulation of Apafant ("Apafant Injection") for the treatment of acute pancreatitis.

Acute pancreatitis is a sudden inflammation of the pancreas caused by, among other things, gallstones, alcohol abuse and infection. Patients with moderate to severe pancreatitis receive only supportive care in an intensive care unit. During an episode of acute pancreatitis, patients are at risk of organ failure including loss of lung, kidney and liver function. In a significant number of cases, acute pancreatitis is fatal. There is currently no FDA approved therapy for the treatment of acute pancreatitis.

Apafant is a platelet activating factor ("PAF") antagonist. PAF is an inflammatory substance produced in the body that is thought to play a role in acute pancreatitis. In certain experiments, acute pancreatitis and the resulting end organ damage and failure can be induced in laboratory animals by the injection of PAF. Treatment with Apafant has been demonstrated to protect laboratory animals in certain models of PAF-induced organ damage, as well as other models of multiple organ system failure. The Company believes that a drug that can prevent organ damage and failure could be beneficial in treating patients with acute pancreatitis.

The Company met with the FDA on November 7, 1996 for a pre-IND meeting to discuss its plans to study Apafant Injection for the treatment of patients with acute pancreatitis. Discovery filed an IND on September 9, 1997 to initiate a Phase 1b/2 clinical trial in patients with acute pancreatitis. To support its IND, Discovery is relying on preclinical and clinical safety data provided by Boehringer Ingelheim that were obtained with the oral and nasal forms of Apafant for other indications. There is no assurance that upon review of the IND, the FDA will approve the Company's proposed clinical trial of Apafant. The Company's development activities with respect to Apafant took place prior to the Company's merger with Old Discovery (see "History; Completion of Merger"), and the Company's present management team is evaluating the Apafant program.

AN10

AN10 is a novel analog of butyric acid licensed by Discovery from Bar-Ilan Research & Development Co., Ltd. ("Bar-Ilan"). Recent animal studies suggest that the topical form of AN10 ("AN10 Topical") may prove to have potential utility in reducing chemotherapy-induced alopecia, or hair loss, in patients with cancer. In addition, an intravenous formulation of AN10, Novaheme Injection, may have potential for the treatment of beta-hemoglobinopathies as suggested by limited clinical studies that have demonstrated that agents which increase cellular levels of fetal hemoglobin may reduce disease symptoms in patients with sickle-cell anemia, a beta hemoglobinopathy.

Discovery is investigating the possibility of outlicensing the topical form of AN10 Topical and Novaheme Injection to other companies willing to pursue development of these products. There can be no assurance that Discovery will proceed with such plans or will be successful in identifying a suitable sublicensee. The regulatory status of AN10 and Novaheme Injection, among other factors, will impact Discovery's ability to enter into such outlicensing agreements.

LICENSING ARRANGEMENTS; PATENTS AND PROPRIETARY RIGHTS

CMHA License Agreement: SuperVent(TM)/Tyloxapol

The Company has obtained the core technology relating to SuperVent(TM) pursuant to a license agreement with the Charlotte-Mecklenberg Hospital Authority (the "CMHA License Agreement"). The CMHA License Agreement grants the Company an exclusive worldwide license under two issued United States patents (United States Patent No. 5,474,760 and United States Patent No. 5,512,270) and two pending United States patent applications held by CMHA, and any later-issued United States and any foreign patents based on or issuing from the issued patents and the pending patent applications. The issued United States patents expire in 2013. The United States patents cover methods of using tyloxapol, the active compound in SuperVent(TM), to treat cystic fibrosis and methods of treating diseases caused by oxidant species, such as myocardial infarction, stroke and ARDS. The two pending United States patent applications relate to the use of tyloxapol as an anti-inflammatory and anti-oxidant agent.

Tyloxapol, the active compound in SuperVent(TM) was the subject of an issued United States composition of matter patent which expired in 1965. The patents and patent applications licensed to the Company differ from the expired patent, inter alia, in that one patent application covers proprietary pharmaceutical formulations containing high concentrations of tyloxapol and the other patents and patent applications cover uses of tyloxapol to treat certain diseases. Although the Company believes that high concentration formulations of tyloxapol will represent the most practical means to deliver the active compound, there can be no assurance that any patent application covering this formulation will issue or that the compound will not prove similarly effective in lower concentrations which are not covered by any of the Company patent applications.

J&J License Agreement: Surfaxin(TM)

ATI has received an exclusive, worldwide sublicense from J&J (the "J&J License Agreement") to commercialize Surfaxin(TM) for the diagnosis, prevention or treatment of disease. The J&J License Agreement is a sublicense under certain patent rights previously licensed to J&J by Scripps (the

"Scripps Patent Rights") and a license under certain other patent rights held by Ortho (the "Ortho Patent Rights"). The Scripps Patent Rights consist of three issued United States patents and two pending United States applications. The three issued patents are United States Patent No. 5,407,914, U.S. Patent No. 5,260,273 and U.S. Patent No. 5,164,369. These patents relate to synthetic pulmonary surfactants (including Surfaxin(TM)), certain related polypeptides and a method of treating respiratory distress syndrome with these surfactants. The first of these patents will expire in 2009. The two pending United States applications relate to pulmonary surfactants, related polypeptides, liposomal surfactant compositions and methods of treating respiratory distress syndromes with these surfactants and compositions. The Ortho Patent Rights consist of certain pending United States patent applications which relate to methods of manufacturing certain peptides which may be used in the manufacture of Surfaxin(TM). J&J is responsible for filing, prosecuting and maintaining the Ortho Patent Rights.

WARF License Agreement: ST-630

Pursuant to an agreement (the "WARF License Agreement") with the Wisconsin Alumni Research Foundation ("WARF"), the Company has an exclusive license within all countries in the Western hemisphere in the field of prevention, treatment, amelioration or cure of bone disease, under U.S. Patent No. 4,358,406 (the "ST-630 Patent") covering the compound ST-630 and U.S. Patent No. 5,571,802 (the "ST-630 Use Patent") covering a method for treating postmenopausal osteoporosis. In addition, the Company has options to extend the exclusive license to the remaining countries of the world with the exception of Japan. The Company options expire on January 1, 2002.

The ST-630 Patent will expire in July 2001, which the Company anticipates will be prior to receipt of any marketing approval for ST-630 in the United States. The ST-630 Use Patent, which expires in 2014, is limited to claims relating to a method of treating postmenopausal osteoporosis in humans having such disease with an effective dosage of ST-630. These claims do not include claims relating to the use of ST-630 to treat other metabolic bone disorders, such as age-related osteoporosis (which occurs in men and women) and renal osteodystrophy. At the Company's request, WARF filed an application to pursue additional claims relating to the use of ST-630 to treat other metabolic bone diseases. However, there can be no assurance that any patent containing such additional claims will issue in the United States or elsewhere. United States and foreign patents covering certain processes relating to the manufacture of vitamin D analogs, which have been nonexclusively licensed to the Company under the WARF License Agreement, will expire on various dates up to 2005.

Boehringer Ingelheim License: Apafant

In 1996, the Company signed an agreement (the "Boehringer Ingelheim License Agreement") with Boehringer Ingelheim to acquire the rights in the United States and the European Union to develop a new intravenous formulation of Apafant for all clinical indications other than asthma. Pursuant to the agreement, the Company may be obligated to make future milestone and royalty payments to Boehringer Ingelheim. However, such license may be required to be reconveyed to Boehringer Ingelheim in the event that Boehringer Ingelheim exercises an option granted in the Boehringer Ingelheim License Agreement, following which Boehringer Ingelheim would have the right to develop and commercialize Apafant and would be obligated to make milestone and royalty payments to the Company. Should Boehringer Ingelheim exercise this option and then fail to pursue development of Apafant on a good faith efforts basis consistent with good business judgment in any of certain countries, then the rights to Apafant in the country with respect to which the failure occurs shall again revert to the Company.

Bar-Ilan License: AN1O

The Company's rights with respect to the development of AN10 were obtained pursuant to an exclusive worldwide license with Bar-Ilan (the "Bar-Ilan License Agreement") to a United States patent and corresponding foreign patents and patent applications directed to the use of AN10 and other butyric acid analogs in the fields, among others, of beta-hemoglobinopathies and alopecia.

The Company is aware of the existence of prior art references which may affect the validity of certain claims in the issued butyrate patent, which claims broadly cover AN10, among other compounds. Reexamination or reissue of such patent by the United States Patent & Trademark Office (the "PTO"), in light of these references, may be necessary in order to obtain valid claims which are both free of the prior art and which specifically cover AN10. In any event, given that the already-uncovered prior art references relates to compounds but not to methods of treatment, the existence of such references would not, as a matter of United States patent law, be expected to affect any claims directed to the use of AN10 to treat beta-hemoglobinopathies as covered in United States Patent No. 5,569,675.

The Company is also aware of other patents (the "Perrine patents") which appear to cover the administration of butyric acid, during gestation or infancy, to ameliorate beta-hemoglobinopathies disorders, including sickle cell anemia and beta-thalassemia, by increasing the level of fetal hemoglobin. To the extent that AN10 converts to butyric acid and in the event the Company's or its licensees' commercial activities include administration of AN10 during gestation and/or infancy, such activities could give rise to issues of infringement of the Perrine patents.

The existence of prior art references, and the possibility that administration of AN10 during gestation and/or infancy could suggest issues of patent infringement, may affect the Company's ability to outlicense AN10 Topical and Novaheme to other companies for further development of these products.

Risk of Loss of Technology/Technological Uncertainty and Obsolescence

The Company must satisfy the terms and conditions set forth in the license agreements described above in order to retain its license rights thereunder, including but not limited to diligent pursuit of product development and the timely payment of royalty fees (including, with respect to certain such agreements, minimum royalty payments), milestone payments and other amounts. If the Company fails to comply with such terms and conditions as set forth in such license agreements, its rights thereunder for individual product opportunities could be terminated.

The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents. The Company's success will depend, in part, on its ability, and the ability of its licensor(s), to obtain protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The Company has obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. There can be no assurance that patent applications relating to the Company's potential products which have been licensed to date, or that it may license from others in the future, will result in patents being issued, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that any rights granted thereunder will afford additional competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and/or technologies, duplicate any of the Company's products or technologies, or, if patents are issued to, or licensed by, the Company, design around such patents. There also can be no assurance that the validity of any of the patents licensed to the Company, would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. The Company could incur substantial costs in defending itself in suits brought against it or any of its licensors, or in suits in which the Company may assert, against others, patents in which the Company has rights. Should the Company's products or technologies be found to infringe patents issued to third parties, the manufacture, use, and sale of the Company's products could be enjoined and the Company could be required to pay substantial damages. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties, in connection with the development and use of its products and technologies. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

The Company also relies on trade secrets and proprietary know-how. The Company requires all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information to third parties and require disclosure and assignment to the Company of rights to their ideas, developments, discoveries and inventions. In addition, the Company seeks to obtain such agreements from its consultants, advisors and research collaborators; however, such agreements may not be possible where such persons are employed by universities or other academic institutions that require assignment of employee inventions to them.

THIRD PARTY SUPPLIERS; MANUFACTURING AND MARKETING

To be successful, the Company's products must be manufactured in commercial quantities under good manufacturing practice ("GMP") requirements set by the FDA at acceptable costs. The FDA periodically inspects manufacturing facilities in the United States in order to assure compliance with applicable GMP requirements. Foreign manufacturers also are inspected by the FDA if their drugs are marketed in the United States. Failure of the foreign or domestic suppliers of Discovery's products or failure of the manufacturers of the Company's products to comply with GMP regulations or other FDA regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have any manufacturing capacity of its own but instead intends to rely on outside manufacturers to produce appropriate clinical grade material for its use in clinical studies for certain of its products.

The active compound in SuperVent(TM) is presently manufactured for several third parties pursuant to GMP standards by an affiliate of Sanofi-Winthrop, Inc. (Sanofi"), a multinational pharmaceutical company. Sanofi is the sole supplier of tyloxapol with GMP standard manufacturing capabilities and there are few alternative non-GMP approved sources of supply. Currently, the Company purchases bulk tyloxapol from Sanofi on an as-needed basis. Although Sanofi has sold a quantity of tyloxapol sufficient for the Company's proposed Phase 1/2 clinical trial of SuperVent(TM), the Company does not have an agreement with Sanofi to supply any additional material, either in connection with a Phase 3 clinical trial or, following regulatory approval, for marketing purposes. In addition, the Company does not intend to enter into an agreement for supply of the formulated drug containing tyloxapol unless it plans to initiate a Phase 3 clinical trial of tyloxapol for the treatment of CF. There can be no assurance that the Company will be able to enter into a supply agreement with Sanofi or a supplier of the formulated drug on terms acceptable to the Company, if at all. In such case, the Company would be required to seek alternate manufacturing sources capable of producing tyloxapol and the formulated drug. There can be no assurance that the Company will be able to identify and contract with alternative manufacturers on terms acceptable to it, if at all. Any interruption in the supply of tyloxapol would have a material adverse effect on the Company's business, financial condition and results of operations.

ATI has acquired from J&J experimental compounds, the sinapultide and manufacturing equipment needed to produce and meet its requirements for clinical supplies of Surfaxin(TM). In March 1997, ATI entered into an agreement with Cook Imaging Corporation ("Cook") for the manufacture of Surfaxin(TM) to be used in clinical trials. In February 1998, ATI and Cook entered into an agreement to provide additional batches of Surfaxin(TM) for further clinical trials. ATI does not intend to seek a long-term agreement with Cook and is exploring alternatives for the commercial manufacture of Surfaxin(TM). Failure to identify and reach an agreement with a third party manufacturer would substantially delay ATI's development of Surfaxin(TM) and could have a material adverse effect on Discovery's business, financial condition and results of operations.

Tetrionics, Inc. ("Tetrionics") manufactures, formulates and supplies the Company with GMP-grade ST-630 for the Company's investigational and commercial purposes on an as-needed basis. Tetrionics presently manufactures and supplies ST-630 to Penederm, Inc., in the United States for investigational topical use for the treatment of psoriasis. The Company does not have a long-term supply agreement with Tetronics or any other suppliers for ST-630. Any interruption of the Company's supply of ST-630 could substantially delay the Company's development efforts with respect to ST-630 and could have a material adverse effect on the Company's business, financial condition and results of operations.

Pursuant to the Boehringer Ingelheim License Agreement, Boehringer Ingelheim has in the past provided the Company with quantities of Apafant sufficient to meet the Company's requirements. However, Boehringer Ingelheim has advised the Company that it will not be in a position to meet the Company's Apafant requirements in the future. There can be no assurance that the Company will not experience delays or other supply problems that may materially adversely affect the Company's research and development efforts with respect to Apafant or that The Company will be able to obtain an alternate source of supply on a timely basis. Apafant Injection is currently manufactured by Pharmaceutical Development Center ("PDC"). There can be no assurance that PDC will agree to manufacture these products to meet the Company's future needs to supply its clinical trials. It is anticipated that prior to marketing, if any, a new commercial manufacturer of Apafant Injection will need to be identified, qualified under GMP standards, and its manufacturing process validated in a manner acceptable to regulatory authorities. There can be no assurance that a new manufacturer can be identified, qualified and validated on a timely basis.

The active compound (AN10) in The Company's AN10 Topical product has previously been manufactured by Chemsyn. The Company has no long-term agreement with Chemsyn for the production of AN10. AN10 Topical is currently manufactured by PDC. The Company has no long-term agreement with PDC for the production of AN10 Topical or Novaheme.

It is the Company's long-term goal to market SuperVent(TM) for CF and possibly certain of its other products through a direct sales force (or, in the case of SuperVent(TM), possibly through the distribution capabilities of the Cystic Fibrosis Foundation), if and when any necessary regulatory approvals are obtained. The Company currently has no marketing and sales experience and no marketing or sales personnel. Unless a sales force is established, the Company will be dependent on corporate partners or other entities for the marketing and selling of its products. There can be no assurance that the Company will be able to enter into any satisfactory arrangements for the marketing and selling of its products. The inability of the Company to enter into such third party distribution, marketing and selling arrangements for its anticipated products could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

The Company is engaged in highly competitive fields of pharmaceutical research. Competition from numerous existing companies and others entering the fields in which the Company operates is intense and expected to increase. The Company expects to compete with, among others, conventional pharmaceutical companies. Most of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than the Company. Acquisitions of competing companies by large pharmaceutical or health care companies could further enhance such competitors' financial, marketing and other resources. Moreover, competitors that are able to complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before The Company could enjoy a significant competitive advantage. There are also existing therapies that may be expected to compete with the Company's products under development.

Genentech has marketed Pulmozyme(TM) in the United States and Canada as a CF therapy since early 1994. Pulmozyme(TM) reduces the viscosity of CF mucus by cleaving the DNA released from destroyed inflammatory, epithelial and bacterial cells which collect in mucus and contribute to its abnormal viscosity and adherence. The approximate yearly cost of Pulmozyme(TM) treatment for an average patient is $11,000. The Company believe that the high cost of this treatment may reduce its competitive profile as compared with SuperVent(TM).

Presently, there are no approved drugs that are specifically indicated for MAS or ARDS. Current therapy consists of general supportive care and mechanical ventilation. Three products are specifically approved for the treatment of IRDS. Exosurf(TM), marketed by Glaxo Wellcome, contains only phospholipids and synthetic organic detergents and no stabilizing protein or peptides. Survanta(TM), which has been shown to be more effective than Exosurf(TM) in clinical trials, is an extract of bovine lung that contains the cow version of Surfactant Protein B. Recently, Forest Laboratories has obtained an approvable letter from the FDA for its calf lung surfactant, Infasurf(TM), for use in IRDS. Although none of the three approved surfactants for IRDS is approved for ARDS, which is a significantly larger market, there are a significant number of other potential therapies in development for the treatment of ARDS that are not surfactant related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin(TM). The Company believes that synthetic surfactants such as Surfaxin(TM) will be far less expensive to produce than the animal-derived products approved for the treatment of IRDS.

There are numerous approved therapies for osteoporosis which will compete with ST-630. Such therapies include estrogen, which is of proven benefit in treating osteoporosis in postmenopausal women, but is associated with significant adverse effects (including increased breast and uterine cancer risk); Fosamax(TM) (alendronate), a drug of the bisphosphonate class marketed by Merck; Evista(TM) a selective estrogen receptor modulator marketed by Eli Lilly; and Miacalcin(TM), a nasally administered calcitonin marketed by Sandoz Pharmaceuticals. In addition, there are a number of therapies in development for osteoporosis that potentially will compete with ST-630.

The Company is aware that British Biotech plc ("BBP") is currently developing lexipafant, another platelet activating factor antagonist, for the treatment of patients with pancreatitis. BBP is currently engaged in Phase 3 clinical trials in the United States and had filed for marketing approval in the European Union although that approval will not be forthcoming pending review of the current Phase 3 study once completed. If lexipafant is approved prior to Apafant, it may increase the cost and time required to obtain approval of Apafant, or limit the indications for which Apafant may be marketed if it is approved. There can be no assurance that Apafant will prove more efficacious than lexipafant in treating patients with pancreatitis or, if approved, that Apafant will gain market acceptance.

The Company is aware that there are several additional butyrate-related treatments for blood disorders that would directly compete with the Company's Novaheme(TM) product under development and, therefore, potentially affect the Company's ability to outlicense such product.

GOVERNMENT REGULATION

The testing, manufacture, distribution, advertising and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing, any pharmaceutical products developed or licensed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and efficacy and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. The FDA review process can be lengthy and unpredictable, and the Company may encounter delays or rejections of its applications when submitted. If questions arise during the FDA review process, approval may take a significantly longer period of time. Generally, in order to gain FDA approval, a company first must conduct preclinical studies in a laboratory and in animal models to obtain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as part of an IND application that the FDA must review before human clinical trials of an investigational drug can start.

Clinical trials are normally done in three phases and generally take two to five years or longer to complete. Typically, clinical testing involves a three-phase process. Phase 1 consists of testing the drug product in a small number of humans to determine preliminary safety and tolerable dose range. Phase 2 involves larger studies to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated and to identify possible common adverse effects in a larger group of subjects. Phase 3 consists of additional controlled testing to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites, to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling.

After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. A New Drug Application ("NDA") submitted to the FDA generally takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. None of the Company's products under development have been approved for marketing in the United States or elsewhere. No assurance can be given that the Company will be able to obtain regulatory approval for any such products under development. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing their products, or limit the commercial use of the products, and thereby could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

The Company utilizes a product development strategy that involves contracting out research, development and manufacturing functions to third parties in order to minimize the expense and overhead associated with full-time employees. Consistent with this strategy, the Company has only 13 employees, two of whom devote only a portion of their time to the business of Discovery. The Company's future success depends in significant part upon the continued service of its key scientific personnel and executive officers and its continuing ability to attract and retain highly qualified scientific and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.

HISTORY; COMPLETION OF MERGER

On November 25, 1997, Old Discovery was merged (the "1997 Merger") with and into the Company pursuant to an Agreement and Plan of Merger (the "1997 Merger Agreement") dated as of July 16, 1997, between the Company and Old Discovery. The terms of the 1997 Merger included (i) the change of the name of the Company (which was named Ansan Pharmaceuticals, Inc. prior to the 1997 Merger) to Discovery Laboratories, Inc., and (ii) the reconstitution of the Board of Directors of the Company to initially include seven directors who were formerly directors of Old Discovery, two existing directors of the Company and one director nominated by D.H. Blair Investment Banking Corp. (who was also an existing director of the Company). Immediately following the consummation of the 1997 Merger, the Company effected a 1-for-3 reverse split (the "Reverse Split") of the outstanding common stock, par value $0.001 per share, of the Company (the Common Stock").

Concurrently with the execution of the 1997 Merger Agreement, the Company and Old Discovery entered into a stock purchase agreement pursuant to which Old Discovery acquired 13,000 shares of the Series A Convertible Preferred Stock of the Company for a purchase price of $1.3 million (the "Interim Investment"). Such Series A Convertible Preferred Stock was cancelled at the effective time of the 1997 Merger.

At the time the 1997 Merger Agreement was executed, Titan Pharmaceuticals, Inc. ("Titan"), which held securities representing approximately 44% of the voting power of the Company prior to Old Discovery's making of the Interim Investment, entered into an agreement with the Company providing that upon effectiveness of the 1997 Merger, the Company would sublicense certain rights to certain drug compounds under the Bar-Ilan License Agreement to Titan in exchange for the cancellation of all Common Stock owned by Titan and the provision of a 2% royalty payable by Titan to the Company from net sales of the drug compounds sublicensed by the Company to Titan. (This agreement was subsequently modified to permit Titan to enter into a direct license agreement with Bar-Ilan relating to the rights that would otherwise have been sublicensed by the Company. The Company is nevertheless entitled to the 2% royalty referenced above.) Additionally, the 1997 Merger Agreement provided that debt in the amount of approximately $1,200,000 would be repaid by the Company to Titan at the effective time of the 1997 Merger.

As a consequence of the 1997 Merger and the Reverse Split, (i) each share of the common stock, par value $0.001 per share, of Old Discovery ("Old Discovery Common Stock") was exchanged for 0.389157 shares of new Common Stock of the Company ("New Common Stock"), (ii) each share of Series A Convertible Preferred Stock, stated value $10.00 per share, of Old Discovery was exchanged for one share of Series B Convertible Preferred Stock, stated value $10.00 per share, of the Company

("Series B Preferred Stock") and (iii) each share of Series B Preferred Stock, which was convertible into 4.6698 shares of Common Stock prior to giving effect to the Reverse Split, became convertible into 1.5566 shares of New Common Stock.

As a consequence of the Reverse Split, (i) each share of Common Stock outstanding immediately prior to the 1997 Merger was exchanged for 1/3 of a share of New Common Stock, (ii) each Class A Warrant of the Company outstanding immediately prior to the 1997 Merger was exchanged for 1/3 of a new Class A Warrant and (iii) each Class B Warrant of the Company outstanding at such time was exchanged for 1/3 of a new Class B Warrant. Each new Class A Warrant is exercisable for one share of New Common Stock and one new Class B Warrant at an exercise price of $19.50 per new Class A Warrant. Each new Class B Warrant is exercisable for one share of New Common Stock at an exercise price of $26.25 per Class B Warrant.

RECENT EVENTS

1998 Merger Agreement

On March 5, 1998, Discovery, ATI Acquisition Corp., a newly-formed, wholly-owned subsidiary of Discovery ("Acquisition Sub"), and ATI entered into an Agreement and Plan of Merger (the "1998 Merger Agreement") providing for the acquisition by Discovery, through a merger of Acquisition Sub with and into ATI (the "1998 Merger"), of the minority interest in ATI presently held by ATI management members and consultants, the licensor of ATI's Surfaxin product and certain other parties. The 1998 Merger is subject to a number of conditions, including approval by the stockholders of Discovery and ATI. Pursuant to the 1998 Merger, each issued and outstanding share of the Common Stock, par value $0.001 per share, of ATI (the "ATI Common Stock") as to which appraisal rights are not perfected in accordance with the Delaware General Corporation Law (the "DGCL") will be converted into 3.91 shares of Common Stock (the "Exchange Ratio") and each issued and outstanding share of the Series B Preferred Stock, par value $0.001 per share, of ATI (the "ATI Series B Preferred Stock") will be converted into one share of a new series of preferred stock of Discovery (the "Discovery Series C Preferred Stock"). In addition, Discovery will assume certain outstanding options to purchase ATI Common Stock. Each such option that is assumed by Discovery will become exercisable for a number of shares of Common Stock equal to the number of shares of ATI Common Stock for which such option was previously exercisable multiplied by the Exchange Ratio at a per share exercise price equal to the original exercise price divided by the Exchange Ratio.

It is a condition to the consummation of the 1998 Merger that the following persons be elected to the Board of Directors of Discovery at Discovery's 1998 Annual Meeting: Steve H. Kanzer (who will continue to be Chairman of the Board of Discovery), Max Link and Mark Rogers, each of whom are presently directors of both Discovery and ATI; Richard Sperber, Herbert McDade and David Naveh, each of whom is presently a director of Discovery; and Robert J. Capetola, Milton Packer, Marvin Rosenthale and Richard Power, each of whom is presently a director of ATI. All such directors will serve until their successors have been duly elected and qualified or otherwise as provided by law.

After the Merger, Dr. Capetola, who is currently the Chairman and Chief Executive Officer of ATI, will be the Chief Executive Officer of the Company. Other principal officers of the Company, who are also currently officers of ATI, will be Harry Brittain, Vice President of Pharmaceutical and Chemical Development; Laurence B. Katz, Vice President of Project Management and Clinical Administration; Chris Schaber, Vice President of Regulatory Affairs and Quality Control; Huei Tsai, Vice President of Biometrics; Thomas E. Wiswell, Vice President of Clinical Research; and Lisa Mastroianni, Director of Clinical Research. Evan Myrianthopoulos, who is currently the Chief

Financial Officer of Discovery, will be Vice President of Finance following the 1998 Merger.

Upon consummation of 1998 the Merger, Dr. Capetola will become the Chief Executive Officer of the Company and the other members of ATI's management team (together with Dr. Capetola, the "ATI Management Members") will assume executive positions with the Company comparable to their present positions with ATI. Dr. Capetola will receive a $100,000 bonus upon execution of his employment agreement with the Company (the "New Capetola Employment Agreement") and a $50,000 bonus upon the execution of each partnering or similar arrangement involving Surfaxin(TM) having a value in excess of $10 million. He will be entitled to an initial base salary of $236,250 per annum. The remaining ATI Management Members will hold positions with Discovery on terms, including compensation terms, that are substantially similar to the terms of their present employment with ATI. Upon consummation of the 1998 Merger, options to purchase 338,500 shares of Common Stock will be granted pursuant to the employment agreements with the ATI Management Members.

The ATI Management Members will be entitled to the following aggregate milestone incentive payments (in each case in either cash or equity and allocated at the discretion of the Company's compensation committee following receipt of a recommendation from Dr. Capetola): $150,000 upon the successful completion of Phase 2 studies of any portfolio compound; $500,000 upon the successful completion of Phase 3 studies of any portfolio compound; and $1,000,000 upon the receipt of marketing approval in the United States for any portfolio compound. Each of the foregoing milestone payments shall be payable no more than once. In addition, the ATI Management Members shall be entitled, in the aggregate, to receive options for the purchase of 175,000 shares of Common Stock at such time as the market capitalization of the Company (based on the average closing price and amount of Common Stock outstanding over a 30-trading-day period) exceeds $75 million and options for the purchase of 160,000 shares of Common Stock upon consummation of a corporate partnering deal involving any portfolio compound having a total value of at least $20 million.

Management Agreement

Concurrently with the execution of the 1998 Merger Agreement, Discovery and ATI entered into a management agreement (the "Management Agreement") pursuant to which the ATI Management Members are managing both Discovery and ATI pending the closing of the 1998 Merger. In the event the 1998 Merger is not consummated on or prior to July 15, 1998 due to any breach by Discovery or its stockholders of their obligations under the 1998 Merger Agreement, Discovery shall pay to ATI on such date (or any earlier date of the abandonment of the transactions contemplated hereby) (the "Date of Termination") 50% of the salary expense attributable to the ATI Management Members from the date of execution of the 1998 Merger Agreement through the Date of Termination. Pursuant to the Management Agreement, the ATI Management Members have been granted options to purchase, in the aggregate, 126,500 shares of Common Stock. Such of the foregoing options as have been allocated to Dr. Capetola shall be fully vested upon the closing of the 1998 Merger and the remaining options shall vest in three equal installments on the first, second and third anniversaries of the 1998 Merger, provided that in the event the 1998 Merger is not consummated on or prior to July 15, 1998 due to the breach by Discovery or its stockholders of any of their obligations under the 1998 Merger Agreement, all of the options granted pursuant to the Management Agreement shall be immediately vested in full.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

The following important factors, among others, could cause the Company's actual results, performance, achievements, or industry results to differ materially from those expressed in the Company's forward-looking statements contained herein and presented elsewhere by management from time to time.

Development Stage of the Company; No Developed or Approved Products; Uncertainty of Future Profitability

The Company is a development stage company. The potential products upon which the Company intends to focus its development efforts are in the research and development stage and, accordingly, the Company has not begun to market or generate revenues from the commercialization of any of these products under development. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. Such clinical testing activities, together with resultant increases in general and administrative expenses, are expected to result in significant additional operating losses for the foreseeable future. The Company is not currently profitable and it is expected that the Company will not generate significant product revenues for the foreseeable future, if at all. It is expected that the Company will incur significant increasing operating losses over the next several years. To achieve profitable operations, the Company, alone or with others, must successfully develop and obtain regulatory approval for marketing its products.

The Company's operations will be subject to numerous risks associated with the establishment and development of products based upon innovative or novel technologies. As a result, the Company will be subject to the problems, delays, uncertainties and complications encountered in connection with newly founded development stage life science businesses. Some of these unanticipated problems may include development, regulatory, manufacturing, distribution and marketing difficulties that may be beyond the Company's financial or technical abilities to satisfactorily resolve. In particular, there can be no assurance that the Company's proposed drug products will not cause adverse effects that may prevent them from being marketed, regardless of their efficacy. Certain of the Company's initial drug candidates have not been the subject of Phase 1 clinical trials, the purpose of which include identifying adverse effects, or have not been the subject of such clinical trials at the dosage levels at which the Company anticipates they will be administered in treating the indications for which the Company is exploring their use. Moreover, those that have been the subject of previous clinical trials may be shown to have previously undetected adverse effects during the more extensive clinical trials that will be required prior to their becoming candidates for marketing approval by the FDA. There can be no assurance that the research and development activities funded by the Company will be successful, that products under development will prove to be safe and effective, that any of the preclinical or clinical development work will be completed, that the Company will ever achieve any of its NDA filing objectives with the FDA, that FDA approval will be attained for such products, that the anticipated products will be commercially viable or successfully marketed, that third parties do not hold proprietary rights that will preclude the Company from marketing its products, if any, or that, if the products under development are approved by the FDA, the Company will ever achieve significant revenues or profitable operations.

Need for Additional Financing; Issuance of Securities; Future Dilution

In the future, the Company will require substantial additional funding to conduct its research and product development activities and to manufacture and market, if approved by the FDA or corresponding foreign regulatory authorities, the products currently under development by the

Company and any other products that the Company may develop in the future. The Company may seek to raise further funds through collaborative ventures entered into with potential corporate partners and/or additional debt or equity financings. While the Company may seek to enter into collaborative ventures with corporate partners to fund some or all of its research and development activities, as well as to manufacture or market any products which may be successfully developed, the Company currently does not have any such arrangements with corporate partners. The Company has not made arrangements to obtain any additional financing and there can be no assurance that the Company will be able to obtain adequate additional financing on acceptable terms, if at all, or that any such additional financing would not result in significant dilution of stockholders' interests. Failure by the Company to enter into collaborative ventures or to receive additional funding to complete its proposed product development programs would have a material adverse effect on the Company. If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations.

There are currently 2,200,256 shares of Series B Preferred Stock outstanding. Based on the current conversion price, each share of Series B Preferred Stock is convertible at the option of the holder thereof into approximately 1.56 shares of Common Stock of the Company. The conversion price in effect immediately prior to the first anniversary of the effective time of the Merger (the "Reset Date") will be adjusted effective as of the Reset Date if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding the Reset Date is less than 135% of such conversion price. Any such reset of the conversion price applicable to the Series B Preferred Stock could increase the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible to a maximum of 3.12 shares and would have a dilutive effect on the holders of the Company's capital stock.

Extensive Government Regulation; Uncertainty of FDA and Other Governmental Approval of Products Under Development

The testing, manufacture, distribution, advertising and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing, any pharmaceutical products developed or licensed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and effectiveness and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and will give larger companies with greater financial resources a competitive advantage over the Company. The FDA review process can be lengthy, and the Company may encounter delays or rejections of its applications when submitted. If questions arise during the FDA review process, approval may take a significantly longer period of time. Generally, in order to gain FDA approval, a company must conduct preclinical studies in a laboratory and in animal models to obtain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as part of an IND that the FDA must review before human clinical trials of an investigational drug can start. Clinical trials are normally done in three phases and generally take two to five years or longer to complete.

Upon completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained before the new drug product can be sold. NDAs submitted to the FDA generally take one to three years to be approved. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. None of the Company's products under development have been approved for marketing in the United States or elsewhere (nor has testing been completed). No assurance can be given that the Company will be able to obtain regulatory approval for any such products under development. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing the Company's products under development, or limit the commercial use of such products, and thereby could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Others for Clinical Development of, Regulatory Approvals for, and Manufacturing and Marketing of Pharmaceutical Products

The Company's strategy has been, and will be, to seek to enter into collaborative agreements with pharmaceutical companies for the research and development, clinical testing, manufacturing, marketing and commercialization of certain of its products. The Company will therefore be dependent upon obtaining such partners and the expertise and dedication of sufficient resources by third parties to develop and commercialize certain of its proposed products. The Company may in the future grant to its collaborative partners, if any, rights to license and commercialize any pharmaceutical products developed under these collaborative agreements and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company expects to rely on its collaborative partners to conduct research and clinical trials, manufacture, market and commercialize certain of its products. Although the Company believes that its collaborative partners may have an economic motivation to commercialize the pharmaceutical products which they may license from the Company, the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. There can be no assurance that the Company will be successful in establishing any collaborative arrangements, or that, if established, such future partners will be successful in developing and commercializing products or that the Company will derive any revenues from such arrangements.

The Company has entered into clinical research agreements with University of Utah Health Sciences Center ("UHSC") for clinical trials of SuperVent(TM) in the treatment of CF; with for clinical trials of Surfaxin(TM) to treat ARDS; and with Covance Clinical Research Unit for clinical trials of ST-630 to treat postmenopausal osteoporosis. ATI and Scripps have entered into a sponsored research agreement whereby ATI is supporting continuing research regarding Surfaxin(TM) for a two-year period ending in October 1998. The Company has not entered into any collaborative arrangements with respect to its other products under development.

Technological Uncertainty and Obsolescence

The market for biotechnology is characterized by rapidly changing technology and evolving industry standards. The Company's future success will depend upon its ability to develop and commercialize its existing products and to develop new products and applications. There can be no assurance that the Company will successfully complete the development of the Company's current or future products or that such products will achieve market acceptance. Any delay or failure of such products under development or any future product which may develop in achieving market acceptance would adversely affect the Company's business.

The Company's products under development are intended to treat diseases for which other technologies and proposed treatments are rapidly developing. There can be no assurance that any results of the Company's research and product development efforts will not be rendered obsolete by research efforts and technological activities of others, including the efforts and activities of governments, major research facilities and large multinational corporations.

Dependence on Patents, Licenses and Protection of Proprietary Rights; Risk of Loss of Technology

In order to justify the substantial investment of time and expense required to develop and commercialize its products, the Company will seek proprietary protection for its drug candidates so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend in part on the ability of the Company and its licensors to obtain effective patent protection for the Company's proprietary technologies and products, defend such patents, preserve its trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in other countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date, there has emerged no consistent policy at the United States Patent and Trademark Office ("PTO") regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents.

There are various United States and foreign patents and patent applications (including international applications filed under the Patent Cooperation Treaty) that have been issued or filed with respect to the products and technologies under development by the Company. These patents and patent applications have been licensed to the Company. Although the licensors under such licenses have retained control of the patent prosecution process, the Company is responsible for the expenses of prosecuting the patents and patent applications (i.e., the fees of patent counsel and any domestic or foreign filing fees that are applicable). Patent applications may be expected to remain pending for several years before the issuance of a patent, if any, and the prosecution of patent applications with respect to the Company's products may entail considerable expense to the Company.

There can be no assurance that patents will issue as a result of any of the pending patent applications relating to the Company's products and technologies or that the issued patents and any patents resulting from the pending patent applications will be sufficiently broad to afford protection to the Company against competitors with similar products and technologies. In addition, there can be no assurance that such patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon its avoidance of infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company will not be able to determine the inventions being claimed in pending patent applications filed by third parties. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of the proprietary rights of others. Defense and enforcement of patent claims can be expensive and time-consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or processes or cease altogether any related research and development activities or product sales, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company requires all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information to third parties and require disclosure and assignment to the Company of rights to such employees' ideas, developments, discoveries and inventions while so employed. In addition, the Company seeks to obtain such agreements from its consultants, advisors and research collaborators. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to any of the proposed projects of the Company, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. In addition, the Company will rely on trade secrets and proprietary know-how that it will seek to protect in part by confidentiality agreements with its employees, consultants, advisors or others. There can be no assurance that these agreements will not be breached, that the Company would obtain adequate remedies for any breach, or that the Company's trade secrets or proprietary know-how and will not otherwise become known or be independently developed by competitors in such a manner that the Company has no legal recourse.

The Company is dependent on licensing arrangements for access to its products under development, and the Company will be required to make certain payments and satisfy certain performance obligations in order to maintain the effectiveness of such licensing arrangements. The Company is responsible pursuant to its licensing agreements for the cost of filing and prosecuting patent applications and maintaining issued patents. If the Company does not meet its due diligence and/or financial obligations under its license agreements in a timely manner, the Company could lose the rights to its proprietary technology, which would have a material adverse effect on the Company.

See also "License Agreements; Patents and Proprietary Rights" in this Item 1.

Dependence on Third Party Suppliers; Lack of Manufacturing Capability

The Company does not have any manufacturing capacity of its own and the Company will be required to rely on outside manufacturers to produce appropriate clinical grade material for its use in clinical studies for certain of its products. Failure of the foreign or domestic suppliers of the Company's products or failure of the manufacturers of the Company's products to comply with GMP regulations or other FDA regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Third Party Suppliers; Marketing and Manufacturing" in this Item 1.

Lack of Marketing Capability and Experience

The Company currently has no marketing and sales experience and no marketing or sales personnel. Unless a sales force is established, the Company will be dependent on corporate partners or other entities for the marketing and selling of its products. There can be no assurance that the Company will be able to enter into any satisfactory arrangements for the marketing and sale of its products. The inability of the Company to successfully establish a sales force or enter into third party distribution, marketing and selling arrangements for its anticipated products would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel and Consultants

The Company will be highly dependent upon its officers and directors, as well as its scientific advisory board members, consultants and collaborating scientists. Since competent management personnel and personnel capable of performing the foregoing functions are in great demand, there can be no assurance that the Company will be able to attract and retain such personnel on a timely basis and on terms acceptable to the Company. It is anticipated that the Company's success will depend in large part upon attracting and retaining highly-skilled managerial and other employees.

No Assurance of Additional Products

Although the Company intends to devote substantial resources to the development and commercialization of some or all of the products under development, the Company intends to explore the acquisition and subsequent development and commercialization of additional pharmaceutical products and technologies. There can be no assurance that the Company will be able to identify any additional products or technologies, that it will be able to license any such technologies on acceptable terms or that, even if suitable products or technologies are identified, the Company will have sufficient resources to pursue any such products or technologies to commercialization.

Competition

The Company will be engaged in a highly competitive field. Competition from numerous existing companies and potential new entrants is intense and expected to increase. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than the Company. There can be no assurance that any products developed by the Company will be more effective than those developed and marketed by its competitors. Colleges, universities, governmental agencies and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with the technologies to be developed by the Company. These institutions will also compete with the Company in recruiting highly qualified scientific personnel. It is expected that therapeutic developments in the areas in which the Company will be active may occur at a rapid rate and that competition will intensify as advances in this field are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities. See "Competition" in this Item 1.

Risk of Product Liability; No Insurance Coverage

Should the Company successfully develop any products, the marketing of such products, through third party arrangements or otherwise, may expose the Company to product liability claims in the event that the use or misuse of pharmaceutical products manufactured by, or under license from, the Company results in adverse effects. The Company presently carries product liability insurance relating to its Phase 1/2 clinical trial of SuperVent(TM) and its Phase 2 Clinical trials of Surfaxin(TM) in treating ARDS and MAS. The Company may be required to obtain additional product liability insurance coverage prior to initiation of clinical trials of its other proposed products. It is expected that the Company will obtain product liability insurance coverage before commercialization of its proposed products. There can be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all. In addition, there can be no assurance that a product liability claim, even if the Company has insurance coverage, would not materially adversely affect the Company's business, financial condition and results of operations.

Uncertainty of Product Pricing and Reimbursement; Health Care Reform and Related Measures

The levels of revenues and profitability of pharmaceutical and/or biotechnology products and companies may be affected by efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. Presently, the United States Congress is considering a number of legislative and regulatory reforms that may affect companies engaged in the health care industry in the United States. Pricing constraints on the Company's products, if approved, could have a material adverse effect on the Company. While it cannot be predicted whether these proposals will be adopted or what effects such proposals may have on its business, the existence and pendency of such proposals could in general have a material adverse effect on the Company. In addition, the Company's ability to commercialize potential pharmaceutical and/or biotechnology products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's product candidates.

In the United States and elsewhere, successful commercialization of the Company's products will depend in part on the availability of reimbursement to the consumer from third party health care payers, such as government and private insurance plans. There can be no assurance that such reimbursement will be available or will permit price levels sufficient to realize an appropriate return on the Company's investment in product development. Third party health care payers are becoming increasingly cost conscious in determining which pharmaceutical products they will and will not reimburse. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

Control by Current Officers, Directors and Principal Stockholders

The directors, executive officers and principal stockholders of the Company beneficially own approximately 28% of the outstanding voting securities of the Company on an as converted basis. Accordingly, the Company's executive officers, directors, principal stockholders and certain of their affiliates have the ability to exert substantial influence over the election of the Company's Board of Directors and the outcome of issues submitted to the Company's stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise recover a premium for their shares over their current market prices.

Uncertainty of Listing on Nasdaq Small Cap Market; Possible Delisting from Nasdaq SmallCap Market; Market Illiquidity

To meet the current Nasdaq listing requirements for the Company's securities to continue to be listed on the Nasdaq SmallCap Market, the Company will have to maintain (a) (1) at least $2 million in net tangible assets, (2) $35 million in market capitalization, or (3) $500,000 in net income (over two of the last three years), (b) a public float of at least 500,000 shares valued at $1 million or more and (c) a minimum bid price of $1.003. In addition, the Company's Common Stock will have to be held by at least 300 holders and will have to have at least two active market makers. For purposes of determining compliance with the public float requirement, shares of stock held by officers, directors and 10%-or- greater stockholders are excluded.

If the Company is unable to satisfy the NASD's listing maintenance requirements, the Company's securities may be delisted from the Nasdaq SmallCap Market. In such event, trading, if any, in the Company's securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the NASD's "OTC Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of the transactions, reduction in securities analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than might otherwise be attained.

Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Common Stock

If the Company's securities were to be delisted from the Nasdaq SmallCap Market, they could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers in this offering to sell any of the securities acquired hereby in the secondary market.

The Commission has adopted regulations which define a "penny stock" to be an equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The foregoing required penny stock restrictions will not apply to the Company's securities if such securities continue to be listed on the Nasdaq SmallCap Market and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the existing or proposed rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

Certain Interlocking Relationships; Potential Conflicts of Interest

Steve H. Kanzer, the Chairman of the Board of Directors, is a full-time officer of Paramount Capital, Incorporated ("Paramount Capital") and of Paramount Capital Investments, LLC ("Paramount Investments"), an affiliate of Paramount Capital. In addition, Kenneth Johnson, the Director of Business Development of the Company, is a Technology Associate of Paramount Investments. Each of these individuals devotes only a portion of his time to the business of the Company. Paramount Capital acted as placement agent for Old Discovery in a private equity offering conducted during June through November 1996 (the "Unit Offering"). Paramount Investments is a merchant banking firm specializing in biotechnology companies. In the regular course of its business, Paramount Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. The DGCL requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtained from a person who is not an affiliate in an arm's-length transaction. Nevertheless, Paramount Investments is not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, and there can be no assurance that any biomedical or pharmaceutical product or technology identified by Paramount Investments or any other affiliates of Paramount Capital or Paramount Investments in the future will be made available to the Company.

Certain of the officers, directors, consultants, and advisors to the Company may from time to time serve as officers, directors, consultants or advisors to other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company.

Potential Adverse Effect of Shares Eligible for Future Sale

The Company has outstanding approximately (i) 3,175,955 shares of Common Stock;
(ii) 2,200,256 shares of Series B Preferred Stock convertible into 3,424,980 shares of Common Stock; (iii) 735,833 Class A Warrants to purchase an aggregate of 735,833 shares of Common Stock and 735,833 Class B Warrants to purchase an additional 735,833 shares of Common Stock; (iv) 498,333 Class B Warrants to purchase 498,333 shares of Common Stock; (v) a unit purchase option to purchase an aggregate of 173,333 shares of Common Stock, assuming exercise of the underlying warrants; (vi) outstanding options to purchase 630,993 shares of Common Stock; (vii) warrants to purchase 220,026 shares of Series B Preferred Stock; and (viii) warrants to purchase 85,625 shares of Common Stock. The Company also has 18,341 shares of Common Stock reserved for issuance upon exercise of options issuable under stock option plans. Holders of the Company's warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by warrants and options. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected. The holders of the unit purchase options and certain stockholders have certain demand and "piggy-back" registration rights with respect to their securities. Exercise of such rights could involved substantial expense to the Company.

No prediction can be made as to the effect, if any, that the availability of such shares for sale will have on the market prices that may be quoted from time to time on the Nasdaq SmallCap Market. Nevertheless, the possibility that substantial amounts of the Company's Common Stock may be sold in the public market may adversely effect the prevailing market prices for the Company's Common Stock and could impair the Company's ability to raise capital in the future through the sale of equity securities. Actual sales or the prospect of future sales of shares of the Company's Common Stock under Rule 144 or otherwise may have a depressive effect upon the price of the Company's Common Stock and the market therefor.

Antitakeover Effects of Provisions of the Certificate of Incorporation and Delaware Law

The Company's Certificate of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock, of which 2,200,256 shares will be outstanding and of which 220,026 shares will be reserved for issuance upon the exercise of warrants. The Board of Directors of the Company will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the Board of Directors of the Company could authorize the issuance of a series of preferred stock which would grant to holders the preferred right to the assets of the Company upon liquidation, the right to receive dividend coupons before dividends would be declared to Common stockholders, and the right to the redemption of such shares, together with a premium, prior to the redemption of the Company's Common Stock. Common stockholders have no redemption rights. In addition, the Board could issue large blocks of preferred stock to fend against unwanted tender offers or hostile takeovers without further stockholder approval.

The Company is subject to Section 203 of the DGCL which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares and, as a consequence, they also may inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

Dividends Unlikely

The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends for the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently has its executive offices at 509 Madison Avenue, 14th Floor, New York, New York 10022. The Company's telephone number is (212) 223-9504 and its facsimile number is (212) 688-7978.

ATI currently has its executive offices at 3359 Durham Road, Doylestown, PA 18901. ATI's telephone number is (215) 794-3064 and its facsimile number is
(215) 794-3239.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of its business that would not, if determined adversely to the Company, have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On November 24, 1997, the Company held a special meeting of shareholders at which three proposals were submitted to a vote of the stockholders.

Proposal No. 1

Submitted as Proposal No. 1 at the special meeting was the approval of the 1997 Merger. The number of affirmative votes, negative votes, withheld votes, abstentions and broker non-votes with respect to Proposal No. 1 (without giving effect to the Reverse Split) were as follows:

                   Affirmative  Negative                  Broker
                         Votes     Votes  Abstentions  Non-Votes
                   -----------  --------  -----------  ---------
                     1,521,823    19,600       34,000    937,876

Proposal No. 2

Submitted as Proposal No. 2 at the special meeting was the approval of an amendment to the Company's certificate of incorporation to effect the Reverse Split. The number of affirmative votes, negative votes, abstentions and broker non-votes with respect to Proposal No. 2 (without giving effect to the Reverse Split) were as follows:

                   Affirmative  Negative                  Broker
                         Votes     Votes  Abstentions  Non-Votes
                   -----------  --------  -----------  ---------
                     2,511,294     2,000            0          0

Proposal No. 3

Submitted as Proposal No. 3 at the special meeting was an amendment to the Company's 1995 Stock Option Plan increasing the number of shares of Common Stock available for issuance thereunder. The number of affirmative votes, negative votes, abstentions and broker non-votes with respect to Proposal No. 3 (without giving effect to the Reverse Split) were as follows:

                   Affirmative  Negative                  Broker
                         Votes     Votes  Abstentions  Non-Votes
                   -----------  --------  -----------  ---------
                     1,510,623    29,800        3,500    969,376

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "DSCO." In addition, the Company's units (consisting of Common Stock, Class A Warrants and Class B Warrants), Class A Warrants and Class B Warrants are approved for listing on the Nasdaq SmallCap Market. As of March 24, 1998, the number of stockholders of record of the Common Stock was approximately 105, and the number of beneficial owners of shares of the Common Stock held in street name was approximately 465. As of March 24, 1998, there were approximately 3,175,955 shares of Common Stock outstanding.

The following table sets forth the quarterly price ranges of the Discovery Common Stock for the periods indicated, as reported by Nasdaq. The following price ranges are adjusted for the Reverse Split.

                                                                   Low      High
                                                                   ---      ----

First Quarter 1996.............................................  $10.88    15.75
Second Quarter 1996............................................   12.00    15.38
Third Quarter 1996.............................................    7.50    14.25
Fourth Quarter 1996............................................    6.00     9.38

First Quarter 1997.............................................    6.38   $ 9.75
Second Quarter 1997 ...........................................    3.75     6.00
Third Quarter 1997.............................................    3.56     6.00
Fourth Quarter 1997............................................    3.75    10.31

First Quarter 1998 (through March 24)..........................    3.94     9.00

The Company has not paid dividends on the Discovery Common Stock. It is anticipated that the Company will not pay dividends on the Discovery Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion reflects the historical results of Old Discovery as the 1997 Merger was accounted for as a reverse acquisition with Old Discovery as the acquiror for financial reporting purposes.

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $12,418,000 as of December 31, 1997. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is currently engaged in the development and commercialization of investigational drugs that have previously been tested in humans or animals. The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development, including, without limitation, a Phase 1/2 clinical trial of SuperVent(TM) for the treatment of CF that was commenced by Discovery on March 17, 1997 (and, if such clinical trial is successfully completed, a Phase 2 clinical trial of SuperVent(TM) for the treatment of chronic bronchitis), a Phase 2 clinical trial of Surfaxin(TM) for the treatment of MAS that was commenced by ATI on May 27, 1997 and a Phase 2 clinical trial of Surfaxin((TM)) for the treatment of ARDS that was commenced by ATI on August 15, 1997. Discovery initiated on December 5, 1997 a Phase 1 clinical study of ST-630 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States. Any clinical trials of the Company's products in development that have not yet commenced will require the receipt of the FDA approvals, and there can be no assurance as to the receipt or the timing of such approvals.

On March 5, 1998, Discovery and ATI executed the 1998 Merger Agreement. Upon consummation of the 1998 Merger, the current holders of outstanding shares of ATI Common Stock will be issued approximately 1,004,870 shares of Common Stock, and outstanding options exercisable for ATI Common Stock that are assumed by Discovery will become exercisable, in the aggregate, for approximately 424,235 shares of Common Stock. In addition, upon consummation of the 1998

Merger, options to purchase an additional 338,500 shares of Common Stock will be granted pursuant to employment agreements with the Company's new management team and options for the purchase of an additional 335,000 shares of Common Stock upon the achievement of corporate milestones will also be granted to such persons. The Common Stock to be issued in the 1998 Merger, the shares of Common Stock purchasable upon exercise of the options to be issued and assumed in connection with the 1998 Merger and the shares of Common Stock purchasable upon exercise of the options issued pursuant to the Management Agreement will represent approximately 23% of the Common Stock on a fully-diluted basis (exclusive of the Company's Class A and Class B Warrants) immediately following the 1998 Merger.

Upon consummation of the 1998 Merger, Robert Capetola, Ph.D., the Chief Executive Officer of ATI, will become the Chief Executive Officer of Discovery and the other members of ATI's management team will assume executive positions with Discovery. Discovery's principal executive offices will be consolidated with ATI's Doylestown, Pennsylvania facilities following the 1998 Merger. On March 5, 1998, Discovery and ATI entered into the Management Agreement, which provides for the management of Discovery on an interim basis by the ATI management team pending the consummation of the 1998 Merger. Upon execution of the Management Agreement, members of the ATI management team were granted options exercisable, in the aggregate, for the purchase of 126,500 shares of Common Stock.

LIQUIDITY

The Company anticipates that its current resources will permit it to meet its business objectives until approximately June 1999. The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and abilities of the Company to establish collaborative arrangements with other organizations, and as such there can be no assurance that the Company will not be required to raise additional capital prior to June 1999 or, in general, that the Company will be able to achieve its business objectives.

ITEM 7. FINANCIAL STATEMENTS.

See Index to Consolidated Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 9, 1998, the Audit Committee of the Board of Directors of the Company reached a determination to retain Richard A. Eisner & Company, LLP ("RAE"), as the independent auditors to audit the Company's financial statements for fiscal year 1997. Prior to the 1997 Merger, RAE served as the independent auditors for Old Discovery. In addition, prior to the 1997 Merger, the Company's executive offices and principal accounting functions were located at the Company's prior executive offices in South San Francisco, California. The Company's annual audits for the years ended December 31, 1995 and 1996, conducted by its independent accountants, Ernst & Young, LLP ("Ernst & Young") were primarily staffed and performed out of Ernst & Young's Palo Alto, California office. As a consequence of the 1997 Merger, the executive offices and principal accounting functions of the Company have been relocated to New York City.

The Company believes that, with respect to the years ended December 31, 1995 and 1996 and the subsequent interim period through January 16, 1998, the Company did not have any disagreement on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

The 1995 and 1996 audit reports issued by Ernst & Young for the Company did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, in reissuing its audit report on the Company's 1996 financial statements in connection with the filing by the Company of its registration statement on Form S-4 filed with the Securities and Exchange Commission on August 25, 1997 (and the amendments thereto), Ernst & Young added an explanatory paragraph to such report with respect to the ability of the Company to continue as a going concern. During those years there were no events described in Item 304(a)(1)(iv)
(B) of Regulation S-B promulgated under the Act.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT

The following table sets forth the names and positions of all the executive officers and directors of Discovery and ATI as of March 24, 1998. Since March 5, 1998, Discovery has been managed by the executive officers of ATI pursuant to the Management Agreement. See Items 1 and 6 of this Report for a description of certain transactions relating to the Management Agreement.

Discovery

Name                           Age  Positions with the Company
----                           ---  --------------------------

James S. Kuo, M.D.             33   President, Chief Executive Officer and
                                    Director
Steve H. Kanzer, C.P.A., Esq.  34   Chairman of the Board of Directors
Evan Myrianthopoulos           33   Chief Financial Officer, Secretary and
                                    Director
David Crockford                52   Vice President of Regulatory Affairs
Juerg F. Geigy, Esq.           62   Director
Max Link, Ph.D                 54   Director
Herbert H. McDade, Jr.         70   Director
Mark C. Rogers, M.D.           54   Director
Richard Sperber                55   Director
David Naveh, Ph.D.             44   Director

ATI

Name                           Age     Positions with ATI
----                           ---     ------------------

Robert J. Capetola, Ph.D.      48      President, Chief Executive Officer and
                                       Chairman of the Board of Directors
Harry Brittain                 48      Vice President of Pharmaceutical and
                                       Chemical Development
Laurence B. Katz, Ph.D.        42      Vice President of Project Management and

                                       Clinical Administration
Chris Schaber                  31      Vice President of Regulatory Affairs and
                                       Quality Control
Huei Tsai                      58      Vice President of Biometrics
Thomas E. Wiswell, M.D.        45      Vice President of Clinical Research
Lisa Mastroianni               36      Director of Clinical Research
Steve H. Kanzer, C.P.A., Esq.  33      Director
James S. Kuo, M.D.             33      Director
Max Link, Ph. D.               57      Director
Milton Packer, M.D.            46      Director
Richard G. Power               68      Director
Mark G. Rogers, M.D.           54      Director
Marvin E. Rosenthale, Ph.D.    63      Director

James S. Kuo, M.D. has served as President, Chief Executive Officer and a Director of Discovery since the effective time of the 1997 Merger. From March 1996 until such time he held such positions with Old Discovery. He has been a Director of ATI since November 1996. Prior to joining Old Discovery, Dr. Kuo was employed from May 1995 to March 1996 by Pfizer, Inc., a multinational pharmaceutical company, as Associate Director of the Corporate Licensing and Development Division. At Pfizer, Dr. Kuo, was directly responsible for cardiovascular licensing and development, a business segment with approximately $2.9 billion in sales in 1995. Prior to his employment with Pfizer, Dr. Kuo, from September 1992 to May 1995, was Managing Director of Venture Analysis at HealthCare Investment Corporation, a venture capital fund which managed over $375 million in venture funds predominantly devoted to start up biopharmaceutical companies. Prior to his employment at HealthCare Investment Corporation, Dr. Kuo was Vice President of The Castle Group Ltd., a medical venture capital group. Dr. Kuo received his M.D. from The University of Pennsylvania School of Medicine and obtained his M.B.A. from The Wharton School of Business where he concentrated in health care management and finance. He received his B.A. in molecular biology from Haverford College and has conducted and published research at The Wistar Institute in Philadelphia.

Steve H. Kanzer, C.P.A., Esq. has served as Chairman of the Board of Directors of Discovery Laboratories, Inc. since the effective time of the 1997 Merger. From June 1996 until such time he was the Chairman of the Board of Old Discovery. He has been a Director of ATI since November 1996. Mr. Kanzer is also a Senior Managing Director of Paramount Capital, Inc. ("Paramount Capital"), a biotechnology investment bank, and Paramount Investments, LLC ("Paramount Investments"), a medical venture capital group that is an affiliate of Paramount Capital. Mr. Kanzer is a founder and currently a director of Boston Life Sciences, Inc. and Atlantic Pharmaceuticals, Inc. and is currently a director of Endorex, Inc. He has been a founder and director of several other public and private biotechnology companies including Avigen, Inc., Titan Pharmaceuticals, Inc. and Xenometrix, Inc. From October 1991 until January 1995, Mr. Kanzer was General Counsel of The Castle Group Ltd, an affiliate of Paramount Capital. From 1988 to 1991, Mr. Kanzer was an attorney at the law firm of Skadden, Arps, Meagher, Slate, & Flom. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. in Accounting from Baruch College. He devotes only a portion of his time to the business of the Company.

Evan Myrianthopoulos has served as Chief Financial Officer of Discovery since December 1997 and as Chief Operating Officer, Secretary and a Director of Discovery since the effective time of the 1997 Merger. From June 1996 until such time he held such positions (other than Chief Financial Officer) with Old Discovery. Prior to joining Old Discovery, he was a Technology Associate of Paramount Capital Investments, L.L.C. from December 1995 until January 1987. Before joining Paramount Capital Investments, LLC, Mr. Myrianthopoulos managed a hedge fund for S + M

Capital Management in Englewood Cliffs, New Jersey. The fund specialized in syndicate and secondary stock issues and also engaged in arbitrage of municipal and mortgage bonds. Prior to his employment with S + M Capital Management, Mr. Myrianthopoulos was employed at the New York Branch of National Australia Bank where he was Assistant Vice President of Foreign Exchange trading. Mr. Myrianthopoulos received a B.S. in Economics and Psychology from Emory University in 1986.

David R. Crockford has served as Vice President of Regulatory Affairs of Discovery since the effective time of the 1997 Merger and held such position with Old Discovery from November 1996 until such time. From December 1991 to November 1996, Mr. Crockford served as Vice President of Regulatory Affairs at Oncologix, Inc. and at Alpha I Biomedicals, Inc., where he was responsible for product development planning activities, from preclinical testing through clinical development and regulatory strategies and submissions of pulmonary and cancer therapeutics.

Robert J. Capetola, Ph.D. has served as Chairman and Chief Executive Officer of ATI since its inception in October 1996. From February 1994 to May 1996, Dr. Capetola was Managing Director of Delta Biotechnology, a subsidiary of Ohmeda Pharmaceutical Products Division, a division of The BOC Group, plc ("Ohmeda"), in the U.K. He also served on the Board of Directors of Delta Biotechnology. From December 1992 to September 1996, Dr. Capetola served as Vice President of Research and Development at Ohmeda. He served on Ohmeda's operating board and was responsible for all aspects of Ohmeda's research and development, including preclinical research and development, clinical development, biometrics and regulatory affairs. From 1977 to 1992, Dr. Capetola held a variety of positions as a drug discovery scientist at Johnson & Johnson Pharmaceutical Research Institute, including Senior Worldwide Director of Experimental Therapeutics. Dr. Capetola received his B.S. from the Philadelphia College of Pharmacy & Science and his Ph.D. in pharmacology from Hahnemann Medical College.

Harry G. Brittain, Ph.D., has served as the Vice President for Pharmaceutical and Chemical Development of ATI since November 1996. He is a graduate of Queens College (B.S., 1970; M.S., 1972), and of the City University of New York (Ph.D. in physical chemistry, 1975). He was a postdoctoral fellow at the University of Virginia, and has held faculty positions at Ferrum College and Seton Hall University. Prior to joining ATI, Dr,. Brittain served as Director of Pharmaceutical Development for the Pharmaceutical Products Division of Ohmeda, Inc. Before that, he worked at Bristol-Myers Squibb, where he led a variety of groups within the Analytical R&D department. His research interests include studies of molecular optical activity and chirality, development of pharmaceutical dosage forms, and the physical characterization of pharmaceutical materials. He has authored approximately 195 research publications, and is a member of the editorial boards of numerous journals.

Laurence B. Katz, Ph.D., has served as Vice President of Project Management and Clinical Administration of ATI since November 1996. Prior to joining the Company, Dr. Katz was employed from April 1993 to November 1996 by Ohmeda Pharmaceutical Products Division, a division of The BOC Group, as Senior Director of Project Management and Clinical Administration. At Ohmeda, Dr. Katz was project team leader for the inhaled nitric oxide project and was responsible for the administration of all clinical trials within the company. Previously, Dr. Katz was employed by Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, divisions of Johnson & Johnson, Inc. ("J&J"). While there he served as Senior Project Manager in the Project Planning & Management department from January 1990 to April 1993, and as a Principal Scientist in the Drug Discovery department from February 1983 to January 1990. Dr. Katz received a B.S. degree in biology from the University of Pennsylvania, his M.S. and Ph.D. degrees in pharmacology form the Philadelphia College of Pharmacy & Science, and was a post-doctoral research fellow at the University of Wisconsin-Madison.

Christopher J. Schaber has served as Vice President of Regulatory Affairs and Quality Assurance of ATI since November 1996. Prior to joining ATI, Mr. Schaber was employed from October 1994 to November 1996 by Ohmeda Pharmaceutical Products Division, a division of The BOC Group, as Director of Regulatory Affairs. At Ohmeda, Mr. Schaber was directly responsible for all regulatory strategies with the Food and Drug Administration and other Health Authority bodies. From 1989 to 1994, Mr. Schaber held a variety of regulatory positions of increasing importance with The Liposome Company, Inc. and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Mr. Schaber received his B.A. from Western Maryland College and his M.S. from Temple University. Mr. Schaber is currently pursuing his Ph.D. in Pharmaceutical Sciences-Regulatory Affairs with the Union Graduate School and is estimated to complete his doctoral program in May 1998. In 1994, Mr. Schaber also received his Regulatory Affairs Certification (RAC) from the Regulatory Affairs Professional Society.

Huei Tsai, Ph.D., has served as Vice President of Biometrics of ATI since February, 1997. Prior to joining ATI, Dr. Tsai was a statistical consultant after retiring from the position of Director of Biometrics and Clinical Information at Ohmeda Pharmaceutical Products Division, a division of The BOC Group. At Ohmeda, Dr. Tsai was responsible for all statistical, computer operations, database and data coordination. From 1994 to 1995, Dr. Tsai was a statistical consultant to a variety of companies, including Janssen Pharmaceutical Company. For seventeen years prior to that, Dr. Tsai held a variety of biostatistical positions at the Robert Wood Johnson Pharmaceutical Research Institute and Ortho Pharmaceutical Corporation (both wholly-owned subsidiaries of J&J), including Director of Biostatistics for Clinical Pharmacology. Dr. Tsai received a B.A. degree in economics from Tunghai University in 1962 and a Ph.D. in mathematical statistics from Oklahoma State University in 1976.

Max Link, Ph.D., has served as a Director of Discovery since the effective time of the 1997 Merger and was a Director of Old Discovery from 1996 until such time. He has been a Director of ATI since October 1996. Dr. Link has held a number of executive positions with pharmaceutical and health care companies. He currently serves on the Boards of Directors of three publicly-traded life science companies: Alexion Pharmaceuticals, Inc., Protein Design Labs, Inc., Human Genome Sciences, Inc., Cell Therapeutics, Inc., Procept, Inc. and Access Pharmaceuticals, Inc. From May 1993 until June 1994, Dr. Link was Chief Executive Officer of Corange Limited, the parent company of Boehringer Mannheim and DePuy, an orthopedic company. Prior to joining Corange, he served in a number of positions within Sandoz Pharma, Ltd., including Chief Executive Officer from 1987 until April 1992, and Chairman from April 1992 until May 1993.

Lisa Mastroianni, R.N., has served as Director of Clinical Research of ATI since January of 1997. Prior to joining the Company, Ms. Mastroianni was employed from November of 1994 to November of 1996 by Ohmeda Pharmaceutical Products Division, a division of The BOC Group as Senior Clinical Research Associate. At Ohmeda, Ms. Mastroianni was responsible for the management and completion of the Phase 2/3 clinical study in acute respiratory distress syndrome, supervision of internal personnel as well as management of a Contract Research Organization, and assisting in the development and management of a Phase 1 clinical study in congestive heart failure. Previously Ms. Mastroianni was employed by Sandoz Pharmaceuticals from March 1992 to November 1994 in their cardiovascular clinical research department and was responsible for monitoring Phase 3 lipid studies and managing and monitoring Phase 1 CHF studies. Ms. Mastroianni has her Bachelors degree in Nursing from Bloomfield College and has worked as a critical care nurse in a number of hospitals in the United States from 1985 to 1992.

Juerg F. Geigy, Esq. has served as a Director of Discovery since the effective time of the 1997 Merger and was a Director of Old Discovery from June 1996 until such time. Dr. Geigy is an attorney at law in Basel, Switzerland specializing in corporate and tax law, portfolio management and venture capital consulting. Dr. Geigy is a director of the following companies: Pitney Bowes (Switzerland) AG, U.S. Ventures S.A., Strategic Healthcare Investment Fund and Rothschild Bank AG. Dr. Geigy has been a director of J. Henry Schroder Bank AG, Biogen S. A., Bank Julius Baer International Limited, Baer Holding AG, Great Pacific Capital S.A. and Petroferm N.V. Dr. Geigy has also been a member of the Advisory Board of Massey Burch Investment Group, a Vice-Chairman and CEO of Rothschild Corporate Finance Ltd., Chief Executive Officer of Julius Baer Atlantic Limited and a member of the Management Committee of Bank Julius Baer & Co. AG. Dr. Geigy has held the position of Treasurer of the parent company of Ciba Geigy Ltd. and Group Treasurer of J.R. Geigy Limited.

Herbert H. McDade, Jr. has served as a Director of Discovery since the effective time of the 1997 Merger and was a Director of Old Discovery from June 1996 until such time. Mr. McDade is the Chairman of Access Pharmaceutical and a member of the Boards of Directors of two other publicly-held companies, Cytrx Corporation and Shaman Pharmaceuticals, and Clarion Pharmaceuticals, Inc., which is privately held. Mr. McDade was employed with the Upjohn Company for 20 years and for 14 years as President of Revlon Health Care International.

Mark C. Rogers, M.D. has served as a Director of Discovery since the effective time of the 1997 Merger and was a Director of Old Discovery from June 1996 until such time. Dr. Rogers has been Senior Vice President, Corporate Development and Chief Technology Officer at Perkin-Elmer Corporation since 1996. Prior to Perkin-Elmer, Dr. Rogers was the Vice Chancellor for Health Affairs, Executive Director and Chief Executive Officer of Duke University Hospital and Health Network from 1992 to 1996. Prior to his employment at Duke, Dr. Rogers was on the faculty of Johns Hopkins University for 15 years where he served as Distinguished Faculty Professor and Chairman of the Department of Anesthesiology and Critical Care Medicine, Associate Dean for Clinical Practice, Director of the Pediatric Intensive Care Unit and Professor of Pediatrics. Dr. Rogers received his M.D. from Upstate Medical Center and his M.B.A. from The Wharton School of Business. He received his B.A. from Columbia University and held a Fulbright Scholarship

Richard Sperber has been a Director of Discovery since May 1994. Mr. Sperber has been President and Chief Executive Officer of The Global Medicines Group Inc., a consulting firm, since 1991. From 1988 to 1991 Mr. Sperber was a Director and Head of Business Development and Strategic Planning for Glaxo Pharmaceuticals U.K. Ltd., a subsidiary of Glaxo Holdings plc. Prior to his employment at Glaxo, Mr. Sperber held a variety of positions including Area Director for Ayerst International, responsible for Southeast Asia, and Director of Marketing for Schering-Plough Corp. responsible for Canada, Japan, Australia and Southeast Asia. Mr. Sperber received his B.S. from the University of Denver and attended graduate school at Columbia University.

David Naveh, Ph.D. has been a Director of Discovery since May 1996. Dr. Naveh has served as Director of Process Technology for Bayer Corporation since September 1994 and was Director of Process Development from 1992 through 1994. Dr. Naveh was Director of Biotechnology Operations for Centocor from 1990 to 1992 and was Director of Purification for Centocor from 1989 to 1990. From 1984 to 1988, Dr. Naveh was a manager at Schering-Plough Corp. Dr. Naveh was on the faculty of the University of Wisconsin, Madison as Assistant Professor from 1982 to 1984. He received his B.Sc. and M.S. in 1990 from the Technion, Haifa, Israel and his Ph.D. from the University of Minnesota.

Richard G. Power is a Principal and Executive Director of The Sage Group, founded in 1994, which specializes in providing strategic and transactional services to the managements and boards of, and investors in, health care companies. He serves on the Board of Directors of The Quantum Group, and Neuromedica, Inc. From 1980 to 1994, Mr. Power served as President of R.G. Power &

Associates, Inc., which specializes in worldwide business development and financing strategy for the health care industry. From 1955 to 1980, Mr. Power held senior management positions with several pharmaceutical industry firms, including SmithKline, Searle and as a corporate officer at J&J Mr. Power received his B.A. from Loras College in 1951, and attended graduate school at the University of Wisconsin.

Marvin E. Rosenthale, Ph.D., has served as President and Chief Executive Officer of Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") from 1994 until 1997. He joined the ALRT joint venture formed by Allergan and Ligand, the entity through which they combined their resources to pursue the development of retinoid research and development prior to ALRT, in August 1993 as Vice President. Prior to joining ALRT, Dr. Rosenthale served as Vice President, Drug Discovery Worldwide, at R. W. Johnson Pharmaceutical Research Institute from 1990 to 1993. From 1977 to 1990, Dr. Rosenthale served in a variety of positions in drug discovery research for Ortho Pharmaceutical Corporation, including director of the divisions of pharmacology and biological research and executive director of drug discovery research. From 1960 to 1977, he served in various positions with Wyeth Laboratories. Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College & Hospital, an M.Sc. in pharmacology from Philadelphia College of Pharmacy and Science and a B.Sc. in pharmacy from Philadelphia College of Pharmacy.

Milton Packer, M.D. has served in a variety of roles since 1992 and currently is the Dickinson W. Richards, Jr. Professor of Medicine, Professor of Pharmacology, Chief of the Division of Circulatory Physiology at the Columbia University College of Physicians and Surgeons, and Director of the Heart Failure Center at the Columbia Presbyterian Hospital. He is also a Clinical Research Scholar at Columbia. Dr. Packer's major research is focused on the pathophysiology and treatment of heart failure. He is on the Executive Committee of both the American Heart Association and the American College of Cardiology. He is a primary consultant to the National Institutes of Health and the Food and Drug Administration on the management of heart failure and on matters related to cardiovascular research and drug development and health care policy. From 1988 to 1992, Dr. Packer was Professor of Medicine at the Mt. Sinai School of Medicine. Dr. Packer received his B.S. degree from the Pennsylvania State University in 1971 and his M.D. degree from the Jefferson Medical College in 1973.

Thomas E. Wiswell, M.D., has served as Vice President of Clinical Research of ATI since April 1997. Since 1993, he has been a Professor of Pediatrics at Jefferson Medical College at Thomas Jefferson University in Philadelphia, Pennsylvania. From 1988 to 1993, he was an Associate Professor of Pediatrics at the F. Edward Herbert School of Medicine in Bethesda, Maryland. He retired as a Lieutenant Colonel from the U.S. Army on June 30, 1993 after twenty years on active duty. Dr. Wiswell is a graduate of the United States Military Academy at West Point and the University of Pennsylvania Medical School.

All directors hold office until the next annual meeting of stockholders of Discovery or ATI, as the case may be, or until their successors have been elected and qualified. Officers serve at the discretion of the applicable Board of Directors. The Bylaws of each of Discovery and ATI provide that directors and officers shall be indemnified against liabilities arising from their service as directors or officers to the fullest extent permitted by the laws of the State of Delaware, which generally requires that the individual act in good faith and in a manner he or she reasonably believes to be in or not opposed to the best interests of Discovery or ATI, as the case may be.

ITEM 10. EXECUTIVE COMPENSATION

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

The remainder of the information required to be included in this Item is incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b) Reports On Form 8-K

Two reports on Form 8-K were filed by the Company during the three months ended December 31, 1997. One report was filed on November 28, 1997, relating to a press release dated November 26, 1997, announcing the completion of the 1997 Merger. The second report was filed on December 11, 1997, relating to a press release dated December 10, 1997, announcing the completion of the enrollment of ATI's Phase 1B clinical trial in ARDS.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DISCOVERY LABORATORIES, INC.

Date:  March 30, 1998      By: /s/ Robert J. Capetola, Ph.D.
                              --------------------------------------------------
                              Robert J. Capetola, Ph.D.
                              Acting Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                           Name & Title                      Date
 ---------                           ------------                      ----


/s/ James S. Kuo           James S. Kuo, M.D.                     March 30, 1998
                           Director

/s/ Evan Myrianthopoulos   Evan Myrianthopoulos                   March 30, 1998
                           Chief Financial Officer
                           (Principal Accounting Officer)


/s/ Steve H. Kanzer        Steve H. Kanzer, C.P.A., Esq.          March 30, 1998
                           Chairman of the Board


                           Mark C. Rogers, M.D.                   March 30, 1998
                           Director


                           Herbert McDade, Jr.                    March __, 1998
                           Director


/s/ Max Link               Max Link, Ph.D.                        March 30, 1998
                           Director


                           David Naveh, Ph.D.                     March __, 1998
                           Director


/s/ Juerg Geigy            Juerg Geigy, Esq.                      March 30, 1998
                           Director


/s/ Richard Sperber        Richard Sperber                        March 30, 1998
                           Director

                                  EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION

    2.1* Agreement and Plan of Merger dated as of March 5, 1998 among Discovery, ATI Acquisition Corp. and ATI.

                     Exhibit A: Form of Employment Agreement between Discovery and Robert Capetola, Ph.D.

                     Exhibit B: Form of Employment Agreement.

                     Exhibits C, D and E: Notices of Grant of Stock Option

                     Exhibit F: Form of Registration Rights Agreement among Discovery, Johnson & Johnson Development Corporation and The Scripps Research Institute.

                     Exhibit G: Form of Investment Agreement.

                     Exhibit H: Form of Lock-up Agreement among Discovery, ATI Acquisition Corp. and ATI.

                     Exhibit I: Form of Discovery 1998 Stock Option Plan.

    2.3** Agreement and Plan of Reorganization and Merger, dated as of July 16, 1997, by and between Discovery and Old Discovery.

    2.4**            Form of Affiliate's Agreement

    2.5** Form of Lock-Up Agreement executed by certain stockholders of Old Discovery that did not participate in the Unit Offering.

    2.6** Voting Agreement, dated as of August 4, 1997, by and between Old Discovery and Titan.

    2.7** Form of Voting Agreement between Discovery and certain stockholders of Old Discovery.

    2.8*** Form of Subscription Agreement by and between Discovery and Certain Purchasers of Series A Convertible Preferred Stock and Common Stock of Old Discovery.

    3.1* Restated Certificate of Incorporation of Discovery, as amended to date.

    3.2oo            By-laws of Discovery.

    10.1             Reference is made to Exhibit 2.1.

    10.2oo           Warrant Agreement, dated as of August 8, 1995 among
                     Discovery,

                     Continental Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp.

    10.3***+ Inventory Transfer/Stock Purchase Agreement dated October 28, 1996, among ATI, Johnson & Johnson Development Corporation ("JJDC"), The R.W. Johnson Pharmaceutical Research Institute and Ortho.

                     Schedule A: Summary of significant available inventory

                     Schedule B: Radiolabelled materials inventory

                     Exhibit A: Form of Registration Rights Agreement

                     Exhibit B: Form of Co-Sale Agreement

                     Exhibit C: Certificate of Designations for Series A Preferred Stock

                     Exhibit D: Certificate of Designations for Series B Preferred Stock

                     Schedule I: Capitalization

    10.4*** Investor Rights Agreement dated March 20, 1996, between Old Discovery and RAQ, LLC.

    10.5*** Registration Rights Agreement dated October 28, 1996, between ATI, JJDC, Ortho and Scripps.

    10.6* Co-Sale and Registration Agreement between Discovery and Thomas Kennedy M.D. dated March 20, 1996.

    10.7* Co-Sale and Registration Agreement between Discovery and John Hoidal M.D. dated March 20, 1996.

    10.8*** Co-Sale Agreement dated October 28, 1996, between ATI and certain shareholders.

    10.9* Employee Stock Purchase Agreement between Discovery and Steve Kanzer dated March 20, 1996.

    10.10* Employee Stock Purchase Agreement between Discovery and Steve Kanzer dated August 15, 1995.

    10.11* Employee Stock Purchase Agreement between Discovery and Evan Myrianthopoulos dated March 20, 1996.

    10.12* Employee Stock Purchase Agreement between Discovery and Evan Myrianthopoulos dated August 15, 1995.

    10.13*** Stock Purchase Agreement dated October 28, 1996, between ATI and Scripps.

    10.14***         Founder/Employee Stock Purchase Agreement dated October 10,

                     1996, between ATI and Robert Capetola, Ph.D.

    10.15*** Founder/Employee Stock Purchase Agreement dated October 10, 1996, between ATI and Charles Cochrane, M.D.

    10.16*** Founder/Employee Stock Purchase Agreement dated October 10, 1996, between ATI and Susan Revak.

    10.17*** Founder/Employee Stock Purchase Agreement dated October 10, 1996, between ATI and Sage Partners.

    10.18*+ License Agreement between Discovery and Bar-Ilan dated November 25, 1997.

    10.19** License Agreement dated May 31, 1996, between Boehringer Ingelheim and Discovery.

    10.20***+        License Agreement dated September 6, 1996, between
                     Discovery and WARF, as amended on October 31, 1996.

    10.21***+        Sublicense Agreement dated October 28, 1996 between ATI,
                     Johnson & Johnson, Inc. and Ortho.

    10.22***+        License Agreement between Discovery and The
                     Charlotte-Mecklenburg Hospital Authority dated March 20,
                     1996.

    10.23oo          Restated 1993 Stock Option Plan of Discovery.

    10.24oo          1995 Stock Option Plan of Discovery.

    10.25oo Form of Escrow Agreement by and between Discovery, Continental Stock Transfer & Trust Company and certain securityholders of Discovery.

    10.26oo          Form of Indemnification Agreement.

    10.27* Lease Agreement between Discovery and Newmark and Company Real Estate, Inc., dated May 29, 1997, for professional offices at 509 Madison Avenue, New York, New York.

    10.28* Lease Agreement between ATI and Kevin MacDonald and Marilyn MacDonald, dated November 8, 1996, for professional offices at 3359 Durham Road, Buckingham township, Pennsylvania, from November 11, 1996 to November 10, 2001.

    10.29*** Scientific Advisory & Consulting Agreement dated March 20, 1996, between Discovery and Dr. Thomas Kennedy.

    10.30*** Scientific Advisory & Consulting Agreement dated May 1, 1996, between Discovery and Dr. John Hoidal.

    10.31***+        Letter of Intent dated October 17, 1996, between Discovery
                     and

                     Robert Capetola, Ph.D.

    10.32***         Employment Agreement by and between Discovery and James S.
                     Kuo, M.D. dated April 4, 1996

    10.33*** Employment Agreement dated November 25, 1996, between Discovery and David Crockford.

    10.34*** Management Agreement dated June 1, 1996 by and between Discovery and Steve Kanzer.

    10.35* Consulting Agreement dated October 1, 1996 between Discovery and Hector deLuca

    10.36*** Employment Agreement dated October 1, 1996 between ATI and Robert J. Capetola, Ph.D.

    10.37***+        Consulting Agreement dated December 9, 1996 between ATI and
                     Dr. Charles Cochrane.

    10.38***+        Consulting Agreement dated December 9, 1996 between ATI and
                     Susan Revak.

    10.39*** Consulting Agreement dated December 9, 1996 between ATI and Zenaida Oades.

    10.40*** Consulting Agreement dated December 9, 1996 between ATI and Monica Cochrane.

    10.41*** Consulting Agreement dated October 28, 1996 between ATI and The Sage Group.

    10.42* Letter Agreement between ATI and the Sage Group signed November 4, 1996.

    10.43*** Financial Advisory Agreement dated November 8, 1996 between Discovery and Paramount Capital Incorporated.

    10.44***+        Clinical Product Development Agreement dated January 29,
                     1997, between Discovery and Cook Imaging Corporation.

    10.45***+        Clinical Product Development Agreement dated January 3,
                     1997, between ATI and Cook Imaging Corporation.

    10.46*+ First Amendment to the Clinical Product Development Agreement, effective January 3, 1997, between ATI and Cook Imaging Corporation, dated January 16, 1998.

    10.47***+        Research Funding and Option Agreement dated October 28,
                     1996, between Scripps and ATI, as amended by letter agreement dated February 26, 1997.

    10.48*** Employment Agreement dated as of February 16, 1997 between ATI and Huei Tsai, PH.D.

    10.49*** Employment Agreement dated as of June 1, 1997 between ATI and Thomas E. Wiswell, M.D.

    10.50***+        Clinical Testing Agreement dated as of February 24, 1997
                     between Discovery and the University of Utah.

    10.51*+ Clinical Development Services Agreement dated as of December 1, 1997 between Discovery and Covance Clinical Research Unit.

    10.52*+ Supply Agreement between ATI and Polypeptides Laboratories, Inc., dated December 10, 1997, for the processing of peptides.

    10.53* Employment Agreement between ATI and Harry G. Brittain, Ph.D., dated November 1, 1996

    10.54* Employment Agreement between ATI and Laurence B. Katz, Ph.D., dated November 18, 1996

    10.55* Employment Agreement between ATI and Lisa Mastroianni, R.N., dated January 2, 1997

    10.56*           Employment Agreement between ATI and Christopher J.
                     Schaber, R.A.C., dated November 4, 1996

    10.57*           Management Agreement between Discovery Laboratories, Inc.
                     and Acute Therapeutics, Inc. dated as of March 5, 1998.

    10.58* Letter Agreement between ATI and Lehman Brothers dated November 10, 1997.

    21.1*            Subsidiaries of Discovery.

    27.1*            Financial Data Schedule.

----------

*     Filed herewith.

** Incorporated by reference to Discovery's Registration Statement on Form S-4 (File No. 333- 34337).

*** Incorporated by reference to Discovery's Registration Statement on Form SB-2 (File No. 333-19375).

o Incorporated by reference to Discovery's Annual Report on Form 10-K-SB for the year ending December 31, 1995.

oo Incorporated by reference to Discovery's Registration Statement on Form SB-2 (File No. 33-92-886).

+ Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

   Independent auditors' report                                             F-2

   Balance sheet as of December 31, 1997                                    F-3

   Statements of operations for the years ended December
      31, 1997 and 1996 and the period May 18, 1993
      (inception) through December 31, 1997                                 F-4

   Statements of changes in stockholders' equity for the
      period May 18, 1993 (inception) through December 31, 1997             F-5

   Statements of cash flows for the years ended December 31,
      1997 and 1996 and the period May 18, 1993 (inception)
      through December 31, 1997                                             F-6

   Notes to financial statements                                            F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Discovery Laboratories, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Discovery Laboratories, Inc. and subsidiary (a development stage company) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended December 31, 1997, and the period from May 18, 1993 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Discovery Laboratories, Inc. and subsidiary as of December 31, 1997 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1997, and the period from May 18, 1993 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
January 26, 1998

With respect to Note L
March 5, 1998

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheet
December 31, 1997

ASSETS

Current assets:
   Cash and cash equivalents                                   $  6,297,000
   Investments                                                    4,957,000
   Prepaid expenses                                                 190,000
                                                               ------------

        Total current assets                                     11,444,000

Furniture and equipment, net of deprecation                         181,000
Security deposits                                                    30,000
                                                               ------------

                                                               $ 11,655,000
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                       $    565,000
                                                               ------------

Dividends payable on preferred stock                                238,000
                                                               ------------
Minority interest in preferred stock of
 subsidiary (Note H)                                              2,039,000
                                                               ------------

Commitments (Notes D, F, H[2] and K)

Stockholders' Equity (Notes A, G and J):
   Preferred stock, $.001 par value; 5,000,000
      shares authorized; 2,200,256 shares issued
      and outstanding (liquidation preference $29,703,000)            2,000
   Common stock, $.001 par value; 20,000,000
      authorized; 3,175,955 shares issued and outstanding             3,000
   Additional paid-in capital                                    21,464,000
   Deficit accumulated during the development stage             (12,656,000)
                                                               ------------
        Total stockholders' equity                                8,813,000
                                                               ------------
                                                               $ 11,655,000
                                                               ============


See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations

                                                                                    May 18, 1993
                                                              Year Ended             (Inception)
                                                              December 31,             Through
                                                      =========================     December 31,
                                                          1997          1996            1997
                                                      ===========   ===========     ============
Interest income                                       $   713,000   $   205,000     $    918,000
                                                      -----------   -----------     ------------
Expenses:
   Write-off of acquired in-process research
      and development and supplies                      3,663,000     2,200,000(1)     5,863,000
   Research and development                             4,378,000       540,000(1)     4,918,000
   General and administrative                           1,836,000       692,000        2,546,000
   Interest                                                              11,000           11,000
                                                      -----------   -----------     ------------

        Total expenses                                  9,877,000     3,443,000       13,338,000
                                                      -----------   -----------     ------------

                                                       (9,164,000)   (3,238,000)     (12,420,000)

Minority interest in net loss of subsidiary                               2,000            2,000
                                                      -----------   -----------     ------------

Net loss                                              $(9,164,000)  $(3,236,000)    $(12,418,000)
                                                      ===========   ===========     ============

Net loss per share - basic and diluted (Note B[9])    $     (3.42)  $     (1.96)
                                                      ===========   ===========

Weighted average number of common shares outstanding    2,678,803     1,647,923
                                                      ===========   ===========

(1)   Reclassified to be comparative to current year presentation.

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                        Common Stock     Preferred Stock                   Stock         Additional    During the
                                     -----------------  -----------------              Subscriptions      Paid-in      Development
                                       Shares   Amount   Shares    Amount  Receivable     Capital          Stage         Total
                                     ---------  ------  ---------  ------  ----------  -------------    ------------   -----------
Issuance of common shares,
   May 1993                            440,720  $1,000                      $(2,000)    $     1,000                    $         0
Net loss                                                                                                $     (1,000)       (1,000)
Expenses paid on behalf of the
   Company                                                                    1,000                                          1,000
                                     ---------  ------                      -------     -----------     ------------   -----------
Balance - December 31, 1993            440,720   1,000                       (1,000)          1,000           (1,000)            0
                                     ---------  ------                      -------     -----------     ------------   -----------
Net loss                                                                                                                         0
Balance - December 31, 1994            440,720   1,000                       (1,000)          1,000           (1,000)            0
Issuance of common shares,
   February 1995                       143,016                               (1,000)          1,000                              0
Net loss                                                                                                     (17,000)      (17,000)
Payment on stock subscriptions                                                2,000                                          2,000
Expenses paid on behalf of the
   Company                                                                                   18,000                         18,000
                                     ---------  ------                      -------     -----------     ------------   -----------
Balance - December 31, 1995            583,736   1,000                            0          20,000          (18,000)        3,000
Issuance of common shares,
   March 1996                        1,070,175   1,000                                        5,000                          6,000
Issuance of private placement units
   August, October and November
   1996                                856,138   1,000  2,200,256  $2,000                18,933,000                     18,936,000
Issuance of common shares for
   cash and compensation,
   September 1996                       82,502                                               42,000                         42,000
Exercise of stock options, July and
   October 1996                         19,458                                                7,000                          7,000
Net loss                                                                                                  (3,236,000)   (3,236,000)
                                     ---------  ------  ---------  ------   -------     -----------     ------------   -----------
Balance - December 31, 1996          2,612,009   3,000  2,200,256   2,000         0      19,007,000       (3,254,000)   15,758,000
Private placement expenses                                                                  (11,000)                       (11,000)
Issuance of common shares
   pursuant to merger                  546,433                                            2,459,000                      2,459,000
Exercise of stock options, July,
   August and October 1997              17,513                                                9,000                          9,000
Accumulated dividends on preferred
   stock                                                                                                    (238,000)     (238,000)
Net loss                                                                                                  (9,164,000)   (9,164,000)
                                     ---------  ------  ---------  ------   -------     -----------     ------------   -----------
Balance - December 31, 1997          3,175,955  $3,000  2,200,256  $2,000   $     0     $21,464,000     $(12,656,000)  $ 8,813,000
                                     =========  ======  =========  ======   =======     ===========     ============   ===========


See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows


                                                                                               May 18, 1993
                                                                         Year Ended             (Inception)
                                                                        December 31,             Through
                                                                 --------------------------    December 31,
                                                                     1997           1996           1997
                                                                 -----------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                      $(9,164,000)  $ (3,236,000)  $(12,418,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Write-off of acquired in-process research and
           development and supplies                                3,663,000      2,200,000      5,863,000
        Write-off of licenses                                        683,000                       683,000
        Depreciation and amortization                                 40,000         24,000         64,000
        Changes in:
           Prepaid expenses                                         (141,000)       (18,000)      (159,000)
           Accounts payable and accrued expenses                     129,000        230,000        359,000
           Other assets                                              (30,000)                      (30,000)
        Expenses paid on behalf of company                                                          18,000
        Employee stock compensation                                                  42,000         42,000
        Reduction of research and development supplies              (161,000)                     (161,000)
                                                                 -----------   ------------   ------------
           Net cash used in operating activities                  (4,981,000)      (758,000)    (5,739,000)
                                                                 -----------   ------------   ------------
Cash flows from investing activities:
   Acquisition of furniture and equipment                           (114,000)       (83,000)      (197,000)
   Acquisition of licenses                                                         (711,000)      (711,000)
   Purchase of investments                                        (7,539,000)   (13,064,000)   (20,603,000)
   Proceeds from sale or maturity of investments                  16,051,000                    16,051,000
   Net cash payments on merger                                    (1,454,000)                   (1,454,000)
                                                                 -----------   ------------   -------------
           Net cash provided by (used in) investing activities     6,944,000    (13,858,000)    (6,914,000)
                                                                 -----------   ------------   ------------
Cash flows from financing activities:
   Proceeds on private placements of units, net of expenses          (11,000)    18,936,000     18,925,000
   Collections on stock subscriptions and proceeds
      on exercise of stock options                                     9,000         13,000         25,000
                                                                 -----------   ------------   ------------
           Net cash (used in) provided by financing activities        (2,000)    18,949,000     18,950,000
                                                                 -----------   ------------   ------------
Net (decrease) increase in cash and cash equivalents              (1,961,000)     4,333,000      6,297,000
Cash and cash equivalents - beginning of period                    4,336,000          3,000              0
                                                                 -----------   ------------   ------------
Cash and cash equivalents - end of period                        $ 6,297,000   $  4,336,000   $  6,297,000
                                                                 ===========   ============   ============
Noncash transactions:
   Accrued dividends on ATI preferred stock                      $   238,000                  $    238,000
                                                                 ===========                  ============

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Discovery Laboratories, Inc. (the "Company"), formerly known as Ansan Pharmaceuticals, Inc. ("Ansan"), was incorporated in Delaware on November 6, 1992 and was a wholly owned subsidiary of Titan Pharmaceuticals, Inc. ("Titan"). The Company was formed to license and develop pharmaceutical products to treat a variety of human diseases. In August 1995, Ansan issued its securities in an initial public offering and ceased to be a subsidiary of Titan. In November 1997, Ansan merged (the "Merger") with Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), and was the surviving corporate entity. Subsequent to the Merger, Ansan changed its name to Discovery Laboratories, Inc. Pursuant to the Merger, each outstanding share of Old Discovery's common stock was converted into 1.167471 shares of the Company's common stock and each share of Old Discovery's Series A convertible preferred stock was converted into one share of the Company's Series B preferred stock (the "Exchange Ratios"). The Company also assumed all outstanding options and warrants to purchase Old Discovery's common stock and Series A preferred stock which became exercisable for the Company's common stock and Series B preferred stock, respectively, based on the Exchange Ratios. In connection with the Merger, the Company and Titan entered into arrangements providing for the relinquishment by the Company of rights to certain drug compounds and the transfer of such rights to Titan in exchange for (i) a 2% net royalty payable by Titan to the Company from net sales of such drug compounds (see Note F[3]), and (ii) the cancellation of all Ansan common stock owned by Titan. On consummation of the merger, 13,000 shares of Ansan Series A preferred stock held by Old Discovery were cancelled.

The Merger was accounted for as a reverse acquisition with Old Discovery as the acquirer for financial reporting purposes since Old Discovery's stockholders owned approximately 92% of the merged entity on a diluted basis. The consolidated financial statements include the historical accounts of Old Discovery and its majority owned subsidiary Acute Therapeutics, Inc. ("ATI") and the accounts of Ansan from November 25, 1997 (the date of acquisition). The assets and liabilities of Ansan acquired are recorded at fair value on the date of the merger. The difference between the fair value of the net assets acquired and value of the common stock issued plus merger related costs has been attributed to in-process research and development and has been recorded as an expense upon acquisition.

The following assets were acquired and the costs of the acquisition were as follows:

          Assets acquired:
             Cash                                                   $  281,000
             Investments                                               400,000
             Prepaid expenses                                           31,000
             Furniture and equipment                                    25,000
             In-process research and development                     3,663,000
                                                                    ----------

                                                                    $4,400,000
                                                                    ==========
          Acquisition costs:
             Assumption of accounts payable and
                accrued expenses                                    $  206,000

             Ansan Series A Preferred Stock (purchased
                by Old Discovery in July 1997 and
                cancelled upon completion of the Merger)             1,300,000

             Common stock issued to Ansan
                stockholders, 546,433 shares, at fair value          2,459,000

             Transaction costs                                         435,000
                                                                    ----------

                                                                    $4,400,000
                                                                    ==========

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE A - THE COMPANY AND BASIS OF PRESENTATION (CONTINUED)

The following pro forma unaudited financial information gives effect to the Merger as if it had occurred at the beginning of the respective periods. A nonrecurring charge of $3,663,000 for in-process research and development which was recorded by the Company upon consummation of the merger has not been considered in the pro forma results.

                                                              Year Ended
                                                              December 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
Interest income                                       $   811,000   $   363,000
                                                      -----------   -----------

Expenses:
   Research and development                             5,400,000     3,921,000
   General and administrative                           2,556,000     1,949,000
   Interest                                                              11,000
                                                      -----------   -----------

           Total expenses                               7,956,000     5,881,000

Minority interest in net loss of subsidiary                               2,000
                                                      -----------   -----------

Net loss                                              $(7,145,000)  $(5,516,000)
                                                      ===========   ===========

Net loss per common share - basic and diluted         $     (2.26)  $     (2.51)
                                                      ===========   ===========

Weighted average number of common
   shares outstanding                                  3,164,383      2,194,356
                                                      ===========   ===========

The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Acute Therapeutics, Inc. ("ATI"). All intercompany balances and transactions have been eliminated. No allocation of ATI's net loss for the year ended December 31, 1997, has been attributed to the minority interest since the accumulated losses exceed the minority's common equity interest.

Concurrently with the Merger, the Company's Board of Directors and stockholders approved a 1 for 3 reverse stock split of its common stock, Class A and Class B warrants and options to purchase shares of the Company's common stock (the "Reverse Split").

All references to shares and per share amounts have been adjusted to reflect the Exchange Ratios and the Reverse Split.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Cash and cash equivalents:

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[2]   Investments:

      The investments are classified as available for sale, and are comprised of United States government obligations and shares in a mutual fund which invests in income producing securities. Investments are recorded at fair value which approximates cost. Any appreciation/depreciation on these investments is recordable as a separate component of stockholders equity until realized.

[3]   Furniture and equipment:

      Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (five to seven years).

[4]   Licenses:

      Through March 1997 licenses were capitalized and were being amortized on a straight-line basis over their respective terms of 15 to 17 years. During the quarter ended June 30, 1997, the Company determined that since they will not pursue any alternative uses for the licenses, that all license costs would be written off as research and development costs.

[5]   Research and development:

      Research and development costs are charged to operations as incurred.

[6]   Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[7]   Long-lived assets:

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded.

[8]   Stock-based compensation:

      During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. See
      Note I to the financial statements for further information.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]   Net loss per share:

      During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" which had no effect on the previously reported net loss per share. Net loss per share is computed based on the weighted average number of common shares outstanding for the periods and common shares issuable for little or no cash consideration, adjusted to reflect the Exchange Ratios and the reverse stock split. Potential common shares not included in the calculation of net loss per share for the year ended December 31, 1997 as the effect would be anti-dilutive, are as follows (Notes G and I):

                                                                     Number of
                                                                     Potential
                                                                   Common Shares
                                                                   -------------

      Series B convertible preferred stock                           3,424,980
      Placement agent's warrants to acquire Series
       B convertible preferred stock                                   342,498
      Stock options                                                    371,993

[10]  Recent accounting pronouncements:

      Recently issued accounting pronouncements concerning disclosure of information about capital structure, reporting comprehensive income and disclosure about segments of an enterprise are not expected to have a material effect on the presentation of the Company's financial statements.

NOTE C - FURNITURE AND EQUIPMENT

At December 31, 1997 furniture and equipment comprised of the following:

           Furniture                                                   $ 59,000
           Equipment                                                    163,000
                                                                       --------

                                                                        222,000
           Less accumulated depreciation                                 41,000
                                                                       --------
                                                                       $181,000
                                                                       ========

NOTE D - EMPLOYMENT AGREEMENTS

An employment agreement with the Company's President and CEO provides for an annual salary of $175,000 through April 1999. An employment agreement with an executive officer provides for an annual salary of approximately $141,000 through November 1999. The agreements include the issuance of options, bonuses and salary increases, and contain renewal options.

The Company has also entered into two three year consulting agreements which provide for aggregate annual fees of approximately $48,000 through March 1999.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE E - INCOME TAXES

At December 31, 1997, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $14,600,000 expiring through 2011, that may be used to offset future taxable income. As a result of the ownership change pursuant to the Merger, Ansan's portion of the net operating loss carryforward of approximately $9,500,000 through November 1997, is limited in accordance with Section 382 of the Internal Revenue Code. Pursuant to Section 382 of the Internal Revenue Code, the utilization of these carryforwards may become further limited if certain ownership changes occur. The Company has research and development credit carryforwards of approximately $373,000 which expire in 2011. Ansan's portion of these credits of approximately $179,000 are also subject to a Section 382 limitation. There will be an annual amount available to offset future taxable income.

The principal difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforward for tax purposes is primarily due to the write-off of the acquired in-process research and development and supplies and certain research and development expenses which are not currently deductible for tax purposes. The Company has provided a valuation reserve against the full amount of the deferred tax asset of $7,354,000. The components of the deferred tax assets are net operating loss benefits of approximately $5,410,000, acquired in-process research and development and supplies write-off of approximately $765,000 and research and development costs not currently deducted and research credits of approximately $1,179,000. The valuation reserve is required since the likelihood of realization cannot be determined. The valuation reserve increased by approximately $6,124,000 and $1,223,000 for the years ended December 31, 1997 and 1996, respectively. The difference between the statutory federal income tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation reserve.

NOTE F - LICENSE AGREEMENTS

[1] In 1996, the Company entered into a license agreement with the Charlotte-Mecklenburg Hospital Authority for the use of the active compound in SuperVent, a therapy which the Company is clinically testing. The Company paid a license issue fee of $86,400 and has agreed to pay royalties on future sales and to pay future patent-related costs. The license expires upon expiration of the underlying patents.

[2] In 1996, the Company entered into a license agreement with the Wisconsin Alumni Research Foundation ("WARF") for the use of the patented compound ST-630 in the treatment of post-menopausal osteoporosis. The Company paid WARF an option fee of $25,000 in June 1996 and a license issue fee of $400,000 in October 1996 and is obligated to make future milestones payments aggregating $3,095,000 and pay royalties on future sales. The license expires upon expiration of the underlying patents.

[3] In 1992, the Company entered into research (which expired in 1994) and license agreements with Bar-Ilan Research and Development Company, Ltd. ("Bar-Ilan"), an entity located in Israel. Pursuant to the license agreement, the Company received certain exclusive worldwide licenses to inventions and confidential information related to the research program in exchange for the research funding and specified royalties on future sales and/or sublicensing arrangements. In November 1997, in connection with the Merger, the Company and Bar-Ilan agreed to enter into a new license agreement in order to permit certain of the Company's rights under the original Bar-Ilan license agreement to be licensed to Titan (see Note A). Pursuant to the new license agreement, the Company is obligated to pay royalties to Bar-Ilan on any of its sales of licensed products. To maintain license exclusivity, the Company is obligated to make minimum royalty payments of $25,000 in 1998 and $60,000 in each calendar year thereafter.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

      NOTE F - LICENSE AGREEMENTS (CONTINUED)

[3]   (continued)

      Bar-Ilan's agreement with Titan includes the obligation for making the minimum royalty payments in 1998 and thereafter to maintain license exclusively. In addition, the agreement includes future milestone payments aggregating $200,000 (to be shared equally by the Company and Titan, pursuant to a separate agreement between the Company and Titan, in the event both companies achieve the milestone) and royalties on future sales. In the event the agreement between Bar-Ilan and Titan is terminated, Bar-Ilan has the right to require the Company to assume all rights and obligations under the Titan agreement. The Company does not intend to pursue development of the compounds under the license agreement and is seeking to sublicense that technology.

[4] In May 1996, the Company signed a licensing agreement with Boehringer Ingelheim GmbH ("Boehringer") to acquire the rights in the United States and the European Union to develop a new intravenous formulation of the drug Apafant(TM) for all clinical indications. Pursuant to the agreement, the Company may be obligated to make future milestone and royalty payments to Boehringer. However, under certain circumstances, Boehringer may participate in further development and commercialization of Apafant(TM) and, in such circumstances, would be obligated to make milestone and royalty payments to the Company.

[5] See Note H[1] with respect to a sublicense agreement between ATI and Johnson & Johnson, Inc.

NOTE G - STOCKHOLDERS' EQUITY

Private placement:

In 1996, pursuant to a private placement offering, Old Discovery sold approximately 44 units (each unit consisting of securities converted in the Merger into 50,000 shares of Series B convertible preferred stock and 19,458 shares of common stock of the Company). Preferred stockholders have voting rights based upon the number of shares of common stock issuable upon conversion of the preferred shares. Each share of preferred stock is convertible at the option of the holders thereof into 1.556628 shares of common stock of the Company. The conversion rate will be adjusted under certain circumstances based on the future market price of the common stock. Net proceeds from the private placement approximated $19,000,000.

The placement agent for the offering received approximately $2,860,000 in cash plus warrants which, pursuant to the merger give the holders thereof the right to acquire 220,026 shares of Series B preferred stock at a price of $11 per share, through November 8, 2006 and to acquire 85,625 shares of common stock at a price of $0.64 per share, through November 8, 2006. The warrants contain certain anti-dilution provisions and may be exercised on a "net exercise" basis pursuant to a provision that does not require the payment of any cash to the Company.

Unit offering:

In August 1995, the Company issued an aggregate of 498,333 units (including 65,000 units pursuant to the underwriter's overallotment option) at $15.00 per unit in an initial public offering (the "Offering"). Each unit consisted of one share of common stock, one redeemable Class A warrant, and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock and one Class B warrant at an exercise price of $19.50 per share. Each Class B warrant entitles the holder to purchase one share of common stock an exercise price of $26.25 per share.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

Unit offering: (continued)

In connection with the Offering, the holders of the Company's common stock and options to purchase common stock placed, on a pro rata basis, 121,246 shares (including 115,491 shares held by the Company pending cancellation pursuant to the Merger (Note A)) and options to purchase 12,086 shares of common stock into escrow (the "Escrow Shares" and "Escrow Options", respectively). The Escrow Shares and Escrow Options are not transferable or assignable; however, the Escrow Shares may be voted. Holders of Escrow Options may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow. The Escrow Shares and Escrow Options will be released from escrow if, and only if, certain earnings or market price criteria have been met. If the conditions are not met by March 31, 2000, the Escrow Shares and Escrow Options will be cancelled and contributed to the Company's capital.

The release of Escrow Shares and Escrow Options held by employees, officers, directors, consultants and their relatives will be deemed compensatory. Accordingly, the Company will recognize as compensation expense, during the period in which the earnings or market price targets are met, a one-time charge to reflect the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the net loss. The amount of compensation expense recognized by the Company will not affect the total stockholders equity.

NOTE H - INVESTMENT IN ACUTE THERAPEUTICS, INC.

[1]   Formation of Acute Therapeutics, Inc.:

      On October 28, 1996, the Company invested $7.5 million in a newly formed subsidiary, ATI, in exchange for 600,000 shares of Series A convertible preferred stock of ATI, then representing 75% of the outstanding voting securities of ATI following such transaction.

      Concurrent with the Company's investment in ATI, Johnson & Johnson, Inc. ("J&J"), Ortho Pharmaceuticals, Inc. (a wholly owned subsidiary of J&J), and ATI entered into an agreement (the "J&J License Agreement") granting an exclusive license of Surfaxin(TM) technology to ATI in exchange for certain license fees ($200,000 of which was paid in November 1996), milestone payments aggregating $2,750,000, royalties and 40,000 shares of ATI common stock. J&J contributed its Surfaxin(TM) raw material inventory and manufacturing equipment to ATI in exchange for 2,200 shares of nonvoting Series B preferred stock of ATI having a $2.2 million liquidation preference and a $100 per share cumulative annual dividend. Dividends of $238,000 have accrued to the benefit of J&J through December 31, 1997. However, such dividends are only required to be paid upon liquidation of ATI or redemption of the preferred stock. The inventory and equipment were valued at $2,200,000 (the value of the preferred shares issued to J&J) and were charged to expense as their intended use is for research and development activities. The Scripps Research Institute ("Scripps") received 40,000 shares of common stock of ATI in exchange for its consent to the J&J License Agreement.

      In 1997, ATI and J&J determined that certain of the raw material inventory to be received pursuant to the J&J License Agreement was not available. ATI negotiated with J&J a price adjustment and proportionate reduction of the liquidation preference of the Series B preferred stock issued of approximately $161,000 and a corresponding reduction of 161 Series B preferred shares held by J&J. The price adjustment has been accounted as a credit to research and development expense in 1997.

      The co-founders (some of who are also consultants to ATI) of ATI purchased an aggregate of 120,000 shares of ATI common stock for $.01 per share and were granted options to purchase an aggregate of 44,800 shares of common stock of ATI at an exercise price of $.01 per share vesting after a five-year term, subject to acceleration and 40,000 shares of common stock of ATI at an exercise price of $.32 per share vesting in April 1997.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE H - INVESTMENT IN ACUTE THERAPEUTICS, INC. (CONTINUED)

[2]   Commitments:

      (a) In 1996, ATI entered into a four-year employment agreement with its President, Chief Executive Officer and Chairman of the Board of Directors providing for a base salary of $225,000 per year. The agreement includes additional payments in the aggregate amount of $150,000 on the completion of specified events and the issuance of bonuses in each year of employment. In 1996 and 1997, ATI also entered into three-year employment agreements with six employees providing for aggregate annual salaries of $829,000. Certain of these agreements provide for the issuance of bonuses at the discretion of ATI's Chief Executive Officer and the issuance of options to purchase ATI's common stock. The agreements expire on various dates through May 2000.

            ATI entered into various two-year consulting agreements providing for aggregate annual fees of $300,000 plus royalties on net commercial sales of licensed products sold by ATI or its sublicensees and an 18-month consulting agreement providing for monthly fees of $7,500.

      (b) ATI entered into a research funding and option agreement with Scripps to provide certain funding of research activities. The agreement is for an initial term of two years with renewal provisions for additional one year periods. The agreement provides for Scripps to grant an option to ATI to acquire an exclusive license for the application of technology developed from the research program. Pursuant to the agreement, in 1997 ATI paid Scripps $460,000, of which approximately $383,000 has been charged to research and development expense in 1997 and the balance of which will be charged to research and development expense in 1997.

      (c) In November 1997, ATI entered into a one year exclusive agreement with Lehman Brothers, Inc. ("Lehman") for financial advisory services. The agreement provides for ATI to pay Lehman a retainer of $100,000 of which $25,000 was paid through December 31, 1997.

      (d) ATI leases its office and laboratory space pursuant to an operating lease requiring aggregate annual payments of approximately $67,000 through November 2001.

[3]   ATI stock option plan:

      ATI adopted the 1996 Stock Option/Stock Issuance Plan (the "ATI Plan") consisting of a Discretionary Option Grant program for employees and an Automatic Option Grant Program under which option grants will automatically be made at periodic intervals to eligible nonemployee directors to purchase shares of common stock, in either case at an exercise price equal to at least 85% of the fair market value of the common stock on the grant date. Under the Discretionary Option Grant program, options will be granted to employees either as incentive stock options or nonstatutory options and will vest over a specified period of time (generally three to five years) as determined by the ATI Board of Directors. ATI has reserved 234,800 shares of common stock for issuance under these plans.

      In January 1998, ATI granted additional options to purchase 7,500 shares of common stock to eligible employees and nonemployees at $0.75 per share for a ten year term. ATI also granted a consultant an option to purchase 5,000 shares of common stock at $1.25 per share, which will vest on the occurance of certain events.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE I - STOCK OPTIONS

The Company's 1993 Stock Option Plan which was amended and restated (the "1993 Plan"), provided that incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, consultants and affiliates. No further options will be granted under the Company's 1993 Plan. In May 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Option Plan"). A total of 395,800 shares of common stock were reserved and authorized for issuance under the 1995 Option Plan.

Options granted under the 1993 and 1995 Plans expire no later than ten years from the date of grant, except when the grantee is a 10% shareholder of the Company or an affiliate company, in which case the maximum term is five years form the date of grant. The exercise price shall be at least 100%, 85% and 110% of the fair value of the stock subject to the option on the grant date, as determined by the board of directors, for incentive stock options, nonstatutory stock options and options granted to 10% shareholders of the Company or affiliate company, respectively. Options granted under the 1993 Option Plan are exercisable immediately upon grant, however, the shares issuable upon exercise of the options are subject to repurchase by the Company. Such repurchase rights will lapse as the shares vest over a period of five years from the date of grant.

On consummation of the Merger the Company assumed Old Discovery's outstanding options which were exchanged at the Exchange Ratio for options to purchase the Company's common stock (Note A). The pro forma effects of applying SFAS No. 123 and the stock options activity shown below are those of Old Discovery's 1996 Stock Option /Stock Issuance Plan (the "Discovery Plan") through the date of the Merger and the Plans described above after the Merger as the Merger was accounted for as a reverse acquisition.

The Company applies APB 25 in accounting for the Discovery Plan and the ATI Plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for each of the years ended December 31, 1997 and 1996 would have been approximately $9,219,000 or $3.44 per share and $3,246,000 or $1.97 per share, respectively. The fair value of the options granted are estimated at $0.24 and $0.28 per share for the Discovery Plan and the ATI Plan, respectively, for the year ended December 31, 1997, and $0.16 and $0.11 per share for the Discovery Plan and the ATI Plan, respectively, for the year ended December 31, 1996, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 0%, risk-free interest rate of 6.53% for 1997 and 6.51% for 1996, and expected life of ten years.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE I - STOCK OPTIONS (CONTINUED)

Additional information with respect to Old Discovery stock option activity is summarized as follows:

                                                                              Weighted-
                                                                  Weighted-    Average
                                                                   Average    Remaining
                                             Price                Exercise   Contractual
                                           Per Share    Shares     Price        Life
                                          -----------   -------   --------   -----------
Outstanding at January 1, 1996:
    Options granted                       $0.26-$0.51    38,916    $0.32
    Options exercised                      0.26-0.51    (19,458)    0.39
                                                        -------

Outstanding December 31, 1996:             0.26-0.51     19,458     0.26     8.42 years
                                                        -------
    Options granted                          0.51       257,589     0.51
    Options exercised                        0.51       (17,514)    0.51
    Options forfeited                        0.51        (5,999)    0.51
    Ansan options outstanding              0.18-4.50    118,459     4.19
                                                        -------

Options outstanding at December 31, 1997   0.18-4.50    371,993     1.67     6.61 years
                                                        =======

Options exercisable at December 31, 1997   0.18-4.50    252,912     1.80        6.49
                                                        =======

Additional information with respect to the ATI Plan stock option activity is summarized as follows:

                                                                              Weighted-
                                                                  Weighted-    Average
                                                                   Average    Remaining
                                             Price                Exercise   Contractual
                                           Per Share    Shares     Price        Life
                                          -----------   -------   --------   -----------
Outstanding at January 1, 1996:
    Options granted                       0.01-$0.32    144,800     $.22
                                                        -------

Outstanding at December 31, 1996:         0.01-0.32     144,800      .22      8.8 years
    Options granted                       0.32-0.75      52,000      .58
    Options exercised                       0.32         (2,000)     .32
                                                        -------

Outstanding at December 31, 1997          0.01-0.75     194,800      .32      8.9 years
                                                        =======

Options exercisable at December 31, 1997  0.32-0.75      89,500      .50      9.0 years
                                                        =======

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE J - STOCKHOLDERS' EQUITY

Common shares reserved for issuance:

The Company has reserved shares of common stock for issuance upon conversion of preferred stock and exercise of options as follows:

             (i)   Preferred stock (Note G)                         3,424,980
             (ii)  Stock option plan                                  395,800
             (iii) Old Discovery stock options                        253,534
             (iv)  Placement agent warrants (Note G):
                     Conversion of preferred stock                    342,498
                     Common stock                                      85,625
             (v)   Class A warrants                                   735,833
             (vi)  Class B warrants                                 1,234,167
             (vii) Underwriter's option                               173,333

NOTE K - COMMITMENTS

[1] In December 1997, the Company entered into an agreement with a clinical research institute for clinical studies to be performed on behalf of the Company. The agreement specifies payments to be made by the Company on the successful completion of certain phases of the study that aggregate to approximately $394,000, $50,000 of which was paid and charged to expense in 1997.

[2] In May 1997, the Company entered into an agreement to lease office space for a period of three years. Future minimum lease payments (excluding ATI's operating lease commitment (Note H[2])) are as follows:

                                                                Amount
                                                             -----------
             1998                                            $    91,000
             1999                                                 93,000
             2000                                                 47,000
                                                             -----------
                                                             $   231,000
                                                             ===========

Total rent expense for the years ended December 31, 1997 and 1996 was approximately $164,000 and $31,000, respectively.

NOTE L - SUBSEQUENT EVENTS

On March 5, 1998, the Company entered into an agreement and plan of reorganization and merger with ATI and ATI Acquisition Corp. ("Acquisition Sub"), a wholly owned subsidiary of the Company (the "ATI Merger Agreement"). Pursuant to the ATI Merger Agreement, subject to receipt of approval of the stockholders of the Company and ATI and the fulfillment of other conditions, Acquisition Sub will merge (the "ATI Merger") with and into ATI in a transaction in which (i) ATI will be the surviving corporation, (ii) the existing holders of ATI common stock will receive 3.91 shares of common stock for each share of ATI common stock held by such holders and (iii) certain outstanding ATI options will be assumed by Discovery and will become exercisable for 3.91 shares of common stock per share of ATI common stock for which such options are presently exercisable (the "ATI Transaction"). Pending the closing of the merger, the Company will be managed by ATI's management team pursuant to a management agreement entered into simultaneously with the execution of the ATI Merger Agreement (the "Management Agreement"). The Company has agreed to pay to ATI 50% of the salary expense attributable to the ATI management team during the period from the execution of the ATI Merger Agreement

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1997

NOTE L - SUBSEQUENT EVENTS (CONTINUED)

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

Pro forma results of operations of the Company, giving effect to the ATI Merger as if it had occurred at the beginning of 1997 and 1996 would not differ from the historical consolidated results of the Company as the operations of ATI have been included in the consolidated results of the Company. A nonrecurring charge of $5,199,000 for in-process research and development which will be recorded by the Company upon consummation of the ATI Merger, has not been considered in the pro forma results.