Form 10QSB
period 1998-06-30
DISCOVERY LABORATORIES INC /DE/
filed 1998-08-14
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                        Commission file number 000-26422
                        --------------------------------

                          DISCOVERY LABORATORIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   94-3171943
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

            3359 Durham Road
        Doylestown, Pennsylvania                         10022
(Address of principal executive offices)               (Zip Code)

       Registrants's telephone number, including area code: (215) 794-3064

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of August 11, 1998, 4,367,581 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:    |_| Yes    |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)
              CONSOLIDATED BALANCE SHEETS -- As of June 30,
                 1998 and December 31, 1997 ...........................   Page 3

              CONSOLIDATED STATEMENTS OF OPERATIONS -- For
                 the Three and Six Months Ended June 30,
                 1998 and June 30, 1997; and for the Period
                 from May 18, 1993 (Inception) through June
                 30, 1998 .............................................   Page 4

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- For
                 the Six Months Ended June 30, 1998 and June
                 30, 1997 and for the Period from May 18,
                 1993 (Inception) through June 30, 1998 ...............   Page 5

              Notes to Financial Statements ...........................   Page 7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........   Page 9

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings. ......................................  Page 10
      Item 2. Change in Securities. ...................................  Page 11
      Item 3. Defaults Upon Senior Securities. ........................  Page 11
      Item 4. Submission of Matters to a Vote of Security Holders. ....  Page 11
      Item 5. Other Information. ......................................  Page 12
      Item 6. Exhibits and Reports on Form 8-K. .......................  Page 12

      Signatures ......................................................  Page 13

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

                           Consolidated Balance Sheets
(Unaudited)

                                                              June 30,       December 31,
                                                               1998             1997
                                                               ----             ----
ASSETS

Current assets:
  Cash and cash equivalents                                $  3,384,000     $  6,297,000
  Investments                                                 3,549,000        4,957,000
  Prepaid expenses                                              100,000          190,000
                                                           ------------     ------------
    Total current assets                                      7,033,000       11,444,000

Furniture and equipment, net of deprecation                     157,000          181,000
Security deposits                                                30,000           30,000
                                                           ------------     ------------
                                                           $  7,220,000     $ 11,655,000
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                    $    886,000     $    565,000
                                                           ------------     ------------
Dividends payable on preferred stock                            340,000          238,000
                                                           ------------     ------------
Minority interest in preferred stock of subsidiary                             2,039,000
Redeemable Preferred Stock, $.001 par value; 2,039
  shared issued and outstanding (liquidation
  preference $2,039,000)                                      2,039,000
                                                           ------------     ------------
Commitments

Stockholders' Equity:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; 2,200,256 shares issued and outstanding
    (liquidation preference $29,703,000)                          2,000            2,000
  Common stock, $.001 par value; 20,000,000 authorized;
    4,209,455 shares issued and outstanding                       4,000            3,000
  Additional paid-in capital                                 29,466,000       21,464,000
  Deficit accumulated during the development stage          (25,517,000)     (12,656,000)
                                                           ------------     ------------
    Total stockholders' equity                                3,955,000        8,813,000
                                                           ------------     ------------
                                                           $  7,220,000     $ 11,655,000
                                                           ============     ============

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

                      Consolidated Statements of Operations

(Unaudited)

                                                                                                        May 18, 1993
                                                                                                         (Inception)
                                           Three Months Ended              Six Months Ended                Through
                                                June 30,                        June 30,                   June 30,
                                         1998             1997            1998             1997             1998
                                     ------------     -----------     ------------     ------------     ------------
Interest income                      $    102,000     $    84,000     $    226,000     $    306,000     $  1,144,000
                                     ------------     -----------     ------------     ------------     ------------

Expenses:
  Write-off of acquired
    in-process research
    and development and
    supplies                            8,230,000                        8,230,000                        14,093,000
  Research and development              1,648,000       1,434,000        3,357,000        2,257,000        8,275,000
  General and administrative              775,000         947,000        1,422,000        1,345,000        3,968,000
                                     ------------     -----------     ------------     ------------     ------------
  Interest                                                                                                    11,000
                                     ------------     -----------     ------------     ------------     ------------
    Total expenses                     10,653,000       2,381,000       13,009,000        3,602,000       26,347,000
                                     ------------     -----------     ------------     ------------     ------------
                                     ($10,551,000)     (2,297,000)    ($12,783,00)       (3,296,000)     (25,203,000)

Minority interest in net loss of
subsidiary                                                                  24,000                             26,000
                                     ------------     -----------     ------------     ------------     ------------
Net loss                             $(10,551,000)    $(2,297,000)    $(12,759,000)    $ (3,296,000)    $(25,117,000)

Net loss per share - basic and
diluted                              $     (3.14)     $     (0.88)    $      (3.90)    $      (1.26)

Weighted average number of common
shares outstanding                      3,361,000       2,619,000        3,275,000        2,619,000

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

            Consolidated Statements of Cash Flows
                         (Unaudited)

                                                                                             May 18, 1993
                                                                  Six Months Ended            (Inception)
                                                                      June 30,                  Through
                                                            -----------------------------       June 30,
                                                                1998             1997             1998
                                                            ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                                  $(12,759,000)    $ (3,296,000)    $(25,177,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Write-off of acquired in-process research and
        development and supplies                               8,230,000                        14,093,000
      Write-off of licenses                                                                        683,000
      Depreciation and amortization                               17,000           24,000           81,000
      Changes in:
        Prepaid expenses                                          90,000          (16,000)         (69,000)
        Accounts payable and accrued expenses                    321,000          (65,000)         680,000
        Other assets                                                              (15,000)         (30,000)
      Expenses paid on behalf of company                                                            18,000
      Employee stock compensation                                                                   42,000
      Reduction of research and development supplies                                              (161,000)
                                                            ------------     ------------     ------------
    Net cash used in operating activities                     (4,101,000)      (2,540,000)      (9,840,000)
                                                            ------------     ------------     ------------

Cash flows from investing activities:
  Acquisition of furniture and equipment                         (19,000)         (52,000)        (216,000)
  Proceeds from disposal of furniture and equipment               25,000                            25,000
  Acquisition of licenses                                                                         (711,000)
  Purchase of investments                                       (732,000)      (2,613,000)     (21,335,000)
  Proceeds from sale or maturity of investments                2,140,000        2,358,000       18,191,000
  Net cash payments on merger                                   (226,000)                       (1,680,000)
                                                            ------------     ------------     ------------
    Net cash provided by (used in) investing activities        1,188,000         (307,000)      (5,726,000)
                                                            ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds on private placements of units, net of
    Expenses                                                                      (11,000)      18,925,000
  Collections on stock subscriptions and proceeds
    on exercise of stock options                                                                    25,000
                                                            ------------     ------------     ------------

    Net cash (used in) provided by financing activities                           (11,000)      18,950,000
                                                            ------------     ------------     ------------
Net (decrease) increase in cash and cash equivalents          (2,913,000)      (2,858,000)       3,384,000
Cash and cash equivalents - beginning of period                6,297,000        4,336,000
                                                            ------------     ------------     ------------
Cash and cash equivalents - end of period                   $  3,384,000     $  1,478,000     $  3,384,000
                                                            ============     ============     ============
Noncash transactions:
Accrued dividends on redeemable Series C preferred stock    $    102,000                      $    340,000
                                                            ============                      ============

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company"), formerly known as Ansan Pharmaceuticals, Inc. ("Ansan"), was incorporated in Delaware on November 6, 1992 and following formation was a wholly owned subsidiary of Titan Pharmaceuticals, Inc. ("Titan"). The Company was formed to license and develop pharmaceutical products to treat a variety of human diseases. In August 1995, Ansan issued its securities in an initial public offering and ceased to be a wholly-owned subsidiary of Titan. In November 1997, Ansan merged (the "1997 Merger") with Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), and was the surviving corporate entity. Subsequent to the 1997 Merger, Ansan changed its name to Discovery Laboratories, Inc. Pursuant to the 1997 Merger, each outstanding share of Old Discovery's common stock was converted into 1.167471 shares of the Company's common stock and each share of Old Discovery's Series A Convertible Preferred Stock was converted into one share of the Company's Series B Convertible Preferred Stock (the "Exchange Ratios"). The Company also assumed all outstanding options and warrants to purchase Old Discovery's common stock and Series A Convertible Preferred Stock, which options and warrants became exercisable for the Company's common stock and Series B Convertible Preferred Stock, respectively, based on the Exchange Ratios. In connection with the 1997 Merger, the Company and Titan entered into arrangements providing for the relinquishment by the Company of rights to certain drug compounds and the transfer of such rights to Titan in exchange for
(i) a 2% net royalty payable by Titan to the Company from net sales of such drug compounds and (ii) the cancellation of all common stock of the Company owned by Titan. On consummation of the 1997 Merger, 13,000 shares of preferred stock of the Company held by Old Discovery were cancelled.

The 1997 Merger was accounted for as a reverse acquisition with Old Discovery as the acquirer for financial reporting purposes since Old Discovery's stockholders owned approximately 92% of the merged entity on a fully diluted basis. The consolidated financial statements include the historical accounts of Old Discovery and Acute Therapeutics, Inc. ("ATI") (which was a majority-owned subsidiary of the Company until June 16, 1998, when the Company acquired the then outstanding minority interest in ATI) and the accounts of the Company from November 25, 1997 (the date of acquisition). The assets and liabilities acquired pursuant to the 1997 Merger are recorded at their fair values on the date of the 1997 Merger. The difference between the fair value of the net assets acquired and the value of the common stock issued plus 1997 Merger-related costs has been attributed to in-process research and development and has been recorded as an expense upon acquisition.

On June 16, 1998, the shareholders of the Company, at the Annual Meeting of Stockholders, ratified the merger of a wholly-owned subsidiary of the Company with ATI (the "1998 Merger). Pursuant to the 1998 Merger, each outstanding share of ATI's common stock was exchanged for 3.90 shares of the Company's common stock (the "1998 Exchange Ratio") and each share of ATI's Series B preferred stock was converted into one share of the Company's Series C preferred stock. All outstanding options for the purchase of ATI Common Stock were assumed by the Company and are presently exercisable for shares of the Company's common stock on the basis of the 1998 Exchange Ratio. Pursuant to employment agreements entered into with the Company in connection with the 1998 Merger, the ATI management team was granted, in the aggregate, options to purchase (i) 338,500 shares of the Company's common stock, subject to vesting, (ii) 175,000 shares of the Company common stock at such time as the market capitalization of the Company exceeds $75 million and (iii) 160,000 shares of the Company's common stock upon consummation of a corporate partnering deal having a total value of at least $20 million. In addition, pursuant to a management agreement entered into between the Company and ATI at the time the merger agreement relating to the 1998 Merger was executed, the former members of the ATI management team were granted options to purchase 126,500 shares of the Company's common stock.

The historical consolidated financial position of the Company includes the accounts of ATI. The value of the common stock of the Company issued to ATI's common stockholders plus the assumption of the outstanding ATI options and merger related costs has been attributed to in-process research and development and has been recorded as an expense upon acquisition.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

The cost of the 1998 Merger is as follows:

            Common stock issued to ATI stockholders
            (1,033,500 shares at fair value)                          $5,038,000

            Fair value of common stock issuable on
            exercise of options to purchase ATI common
            stock (net of exercise proceeds)                           2,966,000

            Transaction costs                                         $  226,000
                                                                      ----------
                                                                      $8,230,000
                                                                      ==========

The following pro forma statement of operations gives effect to the 1998 Merger as if it had occurred at the beginning of the respective periods. A non-recurring charge of $8,230,000 for in-process research and development has not been considered in the pro forma results:

                                                   Six  Months Ended June 30,
                                                    1998                1997
                                                    ----                ----

            Net loss                            $(4,553,000)        $(3,296,000)
                                                -----------         -----------
            Net loss per common share-
            basic and diluted                   $     (1.08)        $     (0.90)
                                                -----------         -----------
            Weighed average number of
            common shares outstanding             4,222,000           3,646,000
                                                -----------         -----------

The pro forma results are not indicative of the results that would have actually been achieved had the merger taken place as of January 1, 1998 or January 1, 1997 or of the results which may occur in the future.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and ATI. All intercompany balances and transactions have been eliminated.

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods and common shares issuable for little or no cash consideration. Common shares issuable upon the exercise of options and warrants and the conversion of convertible securities are not included in the calculation of the net loss per share as their effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the words "estimate", "project", "intend", "forecast", "anticipate" and similar expressions are intended to identify forward-looking statements. In addition, certain other statements set forth in this report, including, without limitation, statements concerning the Company's research and development programs, the possibility of submitting regulatory filings for the Company's products under development, the seeking of joint development or licensing arrangements with pharmaceutical companies or others, the research and development of particular compounds and technologies for particular indications and the period of time for which the Company's existing resources will enable the Company to fund its operations and the possibility of contracting with other parties additional licenses to develop, manufacture and market commercially viable products, are forward-looking and based upon the Company's current belief as to the outcome, occurrence and timing of future events or current expectations and plans. All such statements involve significant risks and uncertainties. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize its product candidates, including, among other things, the ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each state of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there also can be no assurance that these statements included in the report will prove to be accurate. In light of the significant uncertainties inherent in these statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved; in fact, actual results could differ materially from those contemplated by such forward-looking statements. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.

The following discussion principally reflects the historical results of Old Discovery as the 1997 Merger was accounted for as a reverse acquisition with Old Discovery as the acquirer for financial reporting purposes.

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $25,177,000 as of June 30, 1998. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is currently engaged in the development and commercialization of investigational drugs for critical care that have previously been tested in humans or animals. The Company anticipates that during the next 12

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

months it will conduct substantial research and development of its products under development. A Phase 2 clinical trial of Surfaxin(TM) for the treatment of meconium aspiration syndrome ("MAS") was commenced on May 27, 1997 and a pivotal Phase 2/3 clinical trial of Surfaxin(TM) for the treatment of acute respiratory distress syndrome ("ARDS") was commenced on July 14, 1998. A Phase 1/2 clinical trial of SuperVent(TM) for the treatment of cystic fibrosis ("CF") was commenced on March 17, 1997. Part A of such clinical trial was completed on March 31, 1998, and if such clinical trial is successfully completed in its entirety, a Phase 2 clinical trial of SuperVent(TM) for the treatment of chronic bronchitis will be pursued. On December 5, 1997 a Phase 1 clinical study of ST-630 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis [in the United States] was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. Any clinical trials of the Company's products in development that have not yet commenced will require the receipt of approvals by the United States Food and Drug Administration (the "FDA"), and there can be no assurance as to the receipt or the timing of such approvals.

Liquidity

The Company anticipates that its current resources will permit it to meet its business objectives until approximately the second quarter of 1999. The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and the ability of the Company to establish collaborative arrangements with other organizations. As such there can be no assurance that the Company will not be required to raise additional capital prior to the second quarter of 1999 (or that it would be successful in doing so) or, in general, that the Company will be able to achieve its business objectives.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 2. Change in Securities.

            None.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 16, 1998 the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were submitted to a vote of the stockholders:

Election of Directors

Each of the ten nominees for the Board of Directors was elected:

                                       For                    Withheld
                                       ---                    --------
      Robert Capetola            4,392,787                      48,918
      Steve H. Kanzer            4,392,787                      48,918
      Max Link                   4,392,787                      48,918
      Richard Sperber            4,373,329                      68,376

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

      Herbert McDade             4,373,329                      68,376
      David Naveh                4,373,329                      68,376
      Milton Packer              4,392,787                      48,918
      Marvin Rosenthale          4,392,787                      48,918
      Richard Power              4,373,329                      68,376
      Mark Rogers                4,392,787                      48,918

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Approval of the 1998 Merger

The stockholders approved the 1998 Merger:

      Affirmative         Negative                                Broker
            Votes            Votes         Abstentions         Non-Votes
            -----            -----         -----------         ---------
        3,898,854           41,125              16,953           484,773

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Approval of 1998 Stock Incentive Plan

The stock holders approved the adoption of the Company's 1998 Stock Issuance
Plan:

      Affirmative         Negative                                Broker
            Votes            Votes         Abstentions         Non-Votes
            -----            -----         -----------         ---------
        3,826,084          137,241               3,222           475,158

Item 5. Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits:

            27.1 Financial Data Schedule

            (b) Reports on Form 8-K:

            There were no reports on Form 8-K filed by the Company during the three months ended June 30, 1998.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

            Signatures

            In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Discovery Laboratories, Inc.
                                                (Registrant)


Date: August 13, 1998                   /s/ Robert J. Capetola
                                        ----------------------------------------
                                        Robert J. Capetola, Ph.D.
                                        Chief Executive Officer


Date: August 13, 1998                   /s/ Evan Myrianthopoulos
                                        ----------------------------------------
                                        Evan Myrianthopoulos
                                        Vice President, Finance
                                        (Principal Financial and
                                        Accounting Officer)