Form 10QSB
period 1998-09-30
DISCOVERY LABORATORIES INC /DE/
filed 1998-11-16
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                        Commission file number 000-26422

                         -------------------------------

                          DISCOVERY LABORATORIES, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        94-3171943
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification  No.)

 350 South Main Street, Suite 307
  Doylestown, Pennsylvania                                   18901
 (Address of principal executive offices)                 (Zip Code)

       Registrants' telephone number, including area code: (215) 340-4699

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of November 13, 1998, 4,407,658 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (unaudited)
            CONSOLIDATED BALANCE SHEETS -- As of
              September 30, 1998 and December 31, 1997 ................  Page 3

            CONSOLIDATED STATEMENTS OF OPERATIONS -- For
              the Three and Nine Months Ended September 30,
              1998 and September 30, 1997; and for the
              Period from May 18, 1993 (Inception) through
              September 30, 1998 ......................................  Page 4

            CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the
              Three and Nine Months Ended September 30,
              1998 and September 30, 1997 and for the
              Period from May 18, 1993 (Inception) through
              September 30, 1998 ......................................  Page 5

            Notes to Financial Statements .............................  Page 6

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........  Page 8

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings. ........................................  Page 11

    Item 2. Change in Securities. .....................................  Page 11

    Item 3. Defaults Upon Senior Securities. ..........................  Page 11

    Item 4. Submission of Matters to a Vote of Security
            Holders. ..................................................  Page 11

    Item 5.  Other Information. .......................................  Page 11

    Item 6.  Exhibits and Reports on Form 8-K. ........................  Page 11


    Signatures ........................................................  Page 12

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                       September 30,      December 31,
                                                           1998               1997
                                                           ----               ----
ASSETS

Current assets:
   Cash and cash equivalents                            $  2,701,000      $  6,297,000
   Investments                                             2,926,000         4,957,000
   Prepaid expenses                                          200,000           190,000
                                                        ------------      ------------

      Total current assets                                 5,827,000        11,444,000

Furniture and equipment, net of deprecation                  168,000           181,000
Security deposits                                             33,000            30,000
                                                        ------------      ------------

                                                        $  6,028,000      $ 11,655,000
                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $    939,000      $    565,000
                                                        ------------      ------------

Dividends payable on preferred stock                                           238,000
                                                        ------------      ------------

Minority interest in preferred stock of subsidiary                           2,039,000
                                                        ------------      ------------


Stockholders' Equity:
   Preferred Stock, $.001 par value; 5,000,000
   shares authorized:
      Series C Redeemable;                                 2,226,000      $
           2,039 shares issued and outstanding
           (liquidation preference $2,226,000)
      Series B Convertible;
           2,143,005 shares issued and outstanding
           (liquidation preference $28,930,568)                                  2,000
   Common stock, $.001 par value; 20,000,000 shares
      authorized;
      4,399,065 shares issued and outstanding                  5,000             3,000
   Treasury Stock (16,150 shares at cost)                    (51,000)               --
   Additional paid-in capital                             29,696,000        21,464,000
   Deficit accumulated during the development stage      (26,789,000)      (12,656,000)
                                                        ------------      ------------

      Total stockholders' equity                           5,089,000         8,813,000
                                                        ------------      ------------

                                                        $  6,028,000      $ 11,655,000
                                                        ============      ============


See notes to financial statements    Page 3

                       Consolidated Statements of Operations
                                    (Unaudited)

                                                                                               May 18, 1993
                                                                                               (Inception)
                                  Nine Months Ended                Three Months Ended             Through
                                    September 30,                     September 30,            September 30,
                                1998             1997             1998             1997             1998
                            ------------     ------------     ------------     ------------     ------------

Interest income             $    353,000     $    594,000     $    127,000     $    288,000     $  1,271,000
                            ------------     ------------     ------------     ------------     ------------

Expenses:
   Write-off of acquired
      in-process research
      and development
      and supplies             8,230,000                                                          14,093,000
   Research and
      development              4,203,000        3,503,000          846,000        1,246,000        9,121,000
   General and
      administrative           1,925,000        1,535,000          503,000          190,000        4,471,000
   Interest                                                                                           11,000
                            ------------     ------------     ------------     ------------     ------------

      Total expenses          14,358,000        5,038,000        1,349,000        1,436,000       27,696,000
                            ------------     ------------     ------------     ------------     ------------

                            $(14,005,000)      (4,444,000)      (1,222,000)      (1,148,000)     (26,425,000)

Minority interest in net
loss of subsidiary                24,000                                                              26,000
                            ------------     ------------     ------------     ------------     ------------

Net loss                    $(13,981,000)    $ (4,444,000)    $ (1,222,000)    $ (1,148,000)    $(26,399,000)

Net loss per share -
basic and diluted           $      (3.85)    $      (1.69)    $      (0.28)    $      (0.43)

Weighted average number
of common shares
outstanding                    3,635,000        2,630,000        4,356,000        2,625,000


See notes to financial statements    Page 4

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      May 18, 1993
                                                         Nine Months Ended            (Inception)
                                                           September 30,                Through
                                                 -------------------------------      September 30,
                                                     1998                1997             1998
                                                 ------------       ------------     ------------
Cash flows from operating activities:
  Net loss                                       $(13,981,000)      $ (4,444,000)    $(26,399,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Write-off of acquired in-process
        research and Development and supplies       8,230,000                          14,093,000
      Write-off of licenses                                              683,000          683,000
      Depreciation and amortization                    27,000             48,000           91,000
      Changes in:
        Prepaid expenses                              (10,000)           (20,000)        (169,000)
        Accounts payable and accrued expenses         374,000            (30,000)         733,000
        Other assets                                   (3,000)           217,000          (33,000)
      Expenses paid on behalf of company                                                   18,000
      Employee stock compensation                                                          42,000
      Reduction of research and development
        supplies                                                                         (161,000)
                                                                                     ------------
    Net cash used in operating activities          (5,363,000)        (3,546,000)     (11,102,000)
                                                 ------------       ------------     ------------

Cash flows from investing activities:
  Investment in Ansan Pharmaceuticals, Inc.                           (1,300,000)
  Acquisition of furniture and equipment              (39,000)           (54,000)        (236,000)
  Proceeds from disposal of furniture and
    equipment                                          25,000                              25,000
  Acquisition of licenses                                                                (711,000)
  Purchase of investments                            (732,000)        (2,613,000)     (21,335,000)
  Proceeds from sale or maturity of
    investments                                     2,763,000          4,044,000       18,814,000
  Net cash payments on merger                        (226,000)          (327,000)      (1,680,000)
                                                 ------------       ------------     ------------

    Net cash provided by (used in) investing
      activities                                    1,791,000           (250,000)      (5,123,000)
                                                 ------------       ------------     ------------

Cash flows from financing activities:
  Proceeds on private placements of units,
    net of Expenses                                                      (11,000)      18,925,000
  Purchase of treasury stock                          (51,000)                            (51,000)
  Collections on stock subscriptions and
    proceeds on exercise of stock options              27,000              7,000           52,000
                                                 ------------       ------------     ------------

    Net cash (used in) provided by financing
      activities                                      (24,000)            (4,000)      18,926,000
                                                 ------------

Net (decrease) increase in cash and cash
  equivalents                                      (3,596,000)         3,800,000        2,701,000
Cash and cash equivalents - beginning of
  period                                            6,297,000          4,336,000
                                                 ------------       ------------

Cash and cash equivalents - end of period        $  2,701,000       $    536,000     $  2,701,000

Noncash transactions:
Accrued dividends on redeemable Series C preferred stock


See notes to financial statements    Page 5

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

On June 16, 1998, the shareholders of the Company, at the Company's 1997 Annual Meeting of Stockholders, approved the merger of a wholly-owned subsidiary of the Company with ATI (the "1998 Merger). Pursuant to the 1998 Merger, each outstanding share of ATI's common stock was exchanged for 3.90 shares of the Company's common stock (the "1998 Exchange Ratio") and each share of ATI's Series B preferred stock was converted into one share of the Company's Series C preferred stock. All outstanding options for the purchase of ATI Common Stock were assumed by the Company and are presently exercisable for shares of the Company's common stock on the basis of the 1998 Exchange Ratio. Pursuant to employment agreements entered into with the Company in connection with the 1998 Merger, the ATI management team was granted, in the aggregate, options to purchase (i) 338,500 shares of the Company's common stock, subject to vesting,
(ii) 175,000 shares of the Company common stock at such time as the market capitalization of the Company exceeds $75 million and (iii) 160,000 shares of the Company's common stock upon consummation of a corporate partnering deal having a total value of at least $20 million. In addition, pursuant to a management agreement entered into between the Company and ATI at the time the merger agreement relating to the 1998 Merger was executed, the former members of the ATI management team were granted options to purchase 126,500 shares of the Company's common stock.

The historical consolidated financial position of the Company includes the accounts of ATI. The value of the common stock of the Company issued to ATI's common stockholders plus the assumption of the outstanding ATI options and merger related costs has been attributed to in-process research and development and has been recorded as an expense upon acquisition.

The cost of the 1998 Merger is as follows:

           Common stock issued to ATI
           stockholders (1,033,500 shares
           at fair value)                                    $ 5,038,000

           Fair value of common stock
           issuable on exercise of options
           to purchase ATI common stock
           (net of exercise proceeds)                          2,966,000

           Transaction costs                                 $   226,000
                                                              ----------

                                                             $ 8,230,000
                                                              ==========

The following pro forma statement of operations gives effect to the 1998 Merger as if it had occurred at the beginning of the respective periods. A non-recurring charge of $8,230,000 for in-process research and development has not been considered in the pro forma results:

                                                Nine Months Ended September 30,
                                                     1998              1997
                                                     ----              ----
           Net loss                            $  (5,775,000)    $  (4,444,000)
           Net loss per common
           share-basic and diluted             $       (1.35)    $       (1.21)
           Weighed average number
           of common shares outstanding            4,267,000         3,657,000
                                               -------------     -------------

The pro forma results are not indicative of the results that would have actually been achieved had the merger taken place as of January 1, 1998 or January 1, 1997 or of the results which may occur in the future.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and ATI. All intercompany balances and transactions have been eliminated.

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

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

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $26,399,000 as of September 30, 1998. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is currently engaged in the development and commercialization of investigational drugs for critical care that have previously been tested in humans or animals. The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development. A pivotal Phase

2/3 clinical trial of Surfaxin(TM) for the treatment of acute respiratory distress syndrome/acute lung injury ("ARDS/ALI") was commenced on July 14, 1998. Of the 48 clinical sites identified by the Company for participation in the ARDS/ALI trial, 30 facilities have completed all internal review board and other approvals. The Company anticipates that the remaining facilities will have completed such approvals, and that all participating facilities will have been supplied with drug product by mid-December 1998. To date, ten patients have been enrolled in the ARDS/ALI trial.

A Phase 2A clinical trial of Surfaxin(TM) for the treatment of meconium aspiration syndrome ("MAS") was commenced on May 27, 1997. The MAS trial was terminated in October 1998 upon the expiration of the life of the Surfaxin(TM) drug product used in the trial. The Company intends to analyze the results on the Phase 2A MAS trial and believes that such will yield sufficient data to support a Phase 2B clinical trial of Surfaxin(TM) for the treatment of MAS.

A Phase 1/2 clinical trial of SuperVent(TM) for the treatment of cystic fibrosis ("CF") was commenced on March 17, 1997. Part A of such clinical trial was completed on March 31, 1998. The Company is in the process of revising the design of its clinical investigation of SuperVent(TM) for the treatment of CF and anticipates that a Phase 2 clinical trial will be commenced during the first quarter of 1999.

On December 5, 1997 a Phase 1 clinical study of DSC103 (formerly known as ST-630) as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. It is the Company's present intention to seek to develop DSC103 through a corporate partnering arrangement rather than directly.

In May 1996, the Company entered into a license agreement with Boehringer Ingelheim GmbH pursuant to which the Company previously pursued a development program for an injectable formulation of Apafant for the treatment of acute pancreatitis. During the third quarter of 1998, the Company determined to discontinue all development and sublicensing efforts with respect to Apafant.

The Company is currently planning a Phase 3 clinical trial of Surfaxin(TM) for the treatment of infant (idiopathic) respiratory distress syndrome during 1999. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the receipt of approvals by the United States Food and Drug Administration (the "FDA"). There can be no assurance as to the receipt or the timing of such approvals.

In addition to its clinical research activities, the Company dedicates substantial efforts to the development of manufacturing processes for its Surfaxin(TM) product. During 1998, Dr. Harry Brittain, the Company's Vice President, Pharmaceutical and Chemical Development, developed a method for reducing the viscosity of the original product formulation which renders the product more efficacious and easier to deliver. The Company has the capability to manufacture Surfaxin(TM) in large quantities for the adult market.

During October 1998, the FDA granted the Company fast track approval status for the ARDS/ALI and MAS indications. Fast track status facilitates the development and expedites the review of new drugs intended for treatment of life-threatening conditions for which there is presently no medical option. The FDA Office of Orphan Products Development (the "OOPD") has designated Surfaxin(TM) as an orphan drug for the treatment of MAS and ARDS/ALI. During October 1998, the OOPD awarded Discovery a renewable Orphan Products Development Grant, ranging from $194,390 for the first year to $583,170 over three years, to finance the Company's MAS trial.

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

Year 2000 Compliance

With the new millenium approaching, many institutions around the world are reviewing and modifying their computer systems to ensure that they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors with data functions use only two digits to identify a year in the date field with the assumption that the first two digits are always "19". Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction.

The Company is working to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process date-sensitive information. The systems include database , networking and accounting software licensed by the Company. The Company does not use equipment with embedded chip technology that is date sensitive. Although the Company has not yet completed its assessment of its internal operations, the Company has been advised by the vendors of its office and networking software that the Company will receive vendor certifications confirming that these systems are Year 2000 compliant. The Company has previously been advised that its accounting software package is Year 2000 compliant. If such software does not in fact prove to be Year 2000 compliant, the Company would experience temporary administrative disruptions but such disruptions would not threaten or materially interfere with the Company's drug development activities.

The Company intends to make inquiries of suppliers and other third parties with whom it has significant business relationships in order to determine whether such third parties have undertaken measures to ensure that their information technology systems will be Year 2000 compliant insofar as the Company is concerned. These third parties include contract manufacturing facilities utilized by the Company to produce Surfaxin(TM) and SuperVent(TM), contract laboratories at which stability testing of raw drug product is performed, facilities at which the Company's clinical trials are being undertaken and the Company's transfer agent. The Company intends to transfer manufacturing and stability testing activities away from any contract manufacturing facilities or contract laboratories that have not confirmed Year 2000 compliant status by May of 1999. If the contract manufacturing or contract laboratory facilities utilized by the Company fail to achieve Year 2000 compliance, it is unlikely that the Company would be materially affected since in most instances recordkeeping or backup recordkeeping is maintained in hard copy. It is possible, however, that data transmitted electronically to the FDA under such circumstances would be inconsistent with submitted documentation, which in turn could result in the Company receiving a citation from the FDA. The potential consequences of a Year 2000 compliance failure on the part of a hospital or other facility participating in the Company's clinical trials range from the possible need to eliminate data points generated by specific facilities to delay in completion and evaluation of such trials, and could also result in a need for further dialogue with the FDA regarding clinical trial integrity if a significant problem were to emerge.

The Company's Year 2000 project is expected to be substantially completed by June 30, 1999. The Company believes that completing the program within the time-frame it set for itself will avoid any adverse impact on its operating systems. Assuming that the Company is not required to incur transfer costs as a result of any failure of its vendors to achieve Year 2000 compliance in a timely fashion, the Company anticipates that the cost of implementing its Year 2000 program will be limited to out-of-pocket costs related to making inquiries of, and receiving and reviewing confirmations from, third parties. The Company currently estimates that such costs will not exceed $10,000.

The Company has purchased back-up electrical generators to ensure that temperature sensitive materials that are critical to the Company's drug development efforts will not be harmed by any power outages at its Doylestown, Pennsylvania facility. Although not purchased with a view toward Year 2000-related risks, these generators are available to address any interruptions in electrical service related to Year 2000 compliance problems experienced by local utilities. The Company intends to develop contingency plans to address any other Year 2000 compliance risks that are uncovered by its continuing evaluation efforts.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 2. Change in Securities.

            None.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

            During August 1998, the Company's Board of Directors approved the adoption of a shareholder rights plan. Adoption of the shareholder rights plan is contingent upon approval of the plan by holders of a 66.67% of the Company's Series B Convertible Preferred Stock. During September 1998, the Company solicited the written consent of the holders of such preferred stock to the adoption of the rights plan. The Company has not yet obtained the requisite consents for the implementation of the rights plan.

Item 5. Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits:

            27.1   Financial Data Schedule

            (b) Reports on Form 8-K:

            A report on Form 8-K relating to the approval by the Company's Board of Directors of the adoption of a shareholder rights plan was filed by the Company on August 21, 1998.

            Signatures

            In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Discovery Laboratories, Inc.
                                                         (Registrant)


Date: November 13, 1998                            /s/ Robert J. Capetola
                                                   --------------------------
                                                   Robert J. Capetola, Ph.D.
                                                   Chief Executive Officer


Date: November 13, 1998                            /s/ Evan Myrianthopoulos
                                                   --------------------------
                                                   Evan Myrianthopoulos
                                                   Vice President, Finance
                                                   (Principal Financial and
                                                   Accounting Officer)