Form 10KSB
period 1998-12-31
DISCOVERY LABORATORIES INC /DE/
filed 1999-04-09
CIK 946486

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

          For the fiscal year ended December 31, 1998

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

        350 SOUTH MAIN STREET, SUITE 307, DOYLESTOWN, PENNSYLVANIA 18901

           (Address of Principal Executive Offices Including Zip Code)

                                 (215) 340-4699

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

As of April 7, 1999, 4,014,843 shares of the registrant's common stock, par value $0.001 per share, were outstanding (exclusive of shares of such common stock owned by each director and executive officer and each person who beneficially owns 10% or more of the outstanding shares of common stock). The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to average bid and asked price of such common equity on the Nasdaq SmallCap Market on April 7, 1999 was $7,527,831. The aggregate market value of all of the registrant's outstanding common stock (6,360,747 shares) and the registrant's 1,712,386 outstanding shares of Series B Convertible Preferred Stock (convertible into 5,331,096 shares of common stock), valued on an as-converted basis and including shares of common stock held by each director and executive officer and each person who beneficially owns 10% or more of the outstanding shares of common stock of the registrant, was $21,922,206 computed by reference to the closing price of such common equity on the Nasdaq SmallCap Market on April 7, 1999. Shares of common stock beneficially owned by each director and executive officer and each person who beneficially owns 10% or more of the outstanding shares of common stock have been excluded from the calculations set forth in the first two sentence of this paragraph in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive.

Transitional Small Business Disclosure Format:  YES      NO  X

Unless the context otherwise requires, (i) all references to the "Company" include Discovery Laboratories, Inc. ("Discovery") and its wholly-owned subsidiary, Acute Therapeutics, Inc. ("ATI"), (ii) all references to the Company's activities, results of operations and financial condition prior to November 25, 1997 relate to Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), a predecessor to the Company, insofar as business activities relating to the SuperVentTM, SurfaxinTM and DSC-103 products described herein are concerned and (iii) all references to the Company's common stock, par value $0.001 per share (the "Common Stock") are to the Company's Common Stock after giving effect to a 1-for-3 reverse split of the Common Stock effected on November 25, 1997. See Item 1 and Item 4 in this Annual Report on Form 10-KSB (this "Report").

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for neonatal use in critical care hospital settings. The Company is also developing its lead product candidate for the treatment of acute respiratory distress syndrome and acute lung injury ("ARDS/ALI"). The Company's two lead drug candidates are directed towards respiratory indications. The Company may also seek to enter into collaborations with corporate partners for manufacturing and marketing of such drugs.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

SurfaxinTM

Discovery's lead product is SurfaxinTM, a protein-phospholipid formulation containing the proprietary, synthetic peptide sinapultide, for the treatment of several conditions characterized by insufficient surfactant. Lung surfactants are protein-phospholipid complexes which coat the alveoli (air sacs) of the lungs. Lung surfactants lower surface tension in expiration and raise it during inspiration to prevent the collapse of alveoli. Replacement surfactants are currently approved only for treating idiopathic respiratory distress syndrome ("IRDS"). Infants with this condition, as well as infants born with meconium (a component of the fetal bowel) in their lungs, which can lead to meconium aspiration syndrome ("MAS"), typically suffer from insufficient surfactant that can lead to a life-threatening loss of pulmonary function. Patients with ARDS/ALI, which can result from trauma, smoke inhalation, head injury, pneumonia and a variety of other events, typically suffer from surfactant deficiency as well.

The potential market for synthetic lung surfactants is substantial. The incidence of ARDS/ALI is approximately 240,000 patients per year in the United States. IRDS affects 40,000 to 50,000 infants per year in the United States. Twenty to forty percent of infants with IRDS develop debilitating bronchopulmonary dysplasia requiring extended ventilatory support and hospitalization. MAS affects approximately 26,000 newborn infants per year in the United States.

SurfaxinTM is an aqueous suspension of lipid vesicles containing the novel synthetic peptide sinapultide, which was invented at The Scripps Research Institute ("Scripps"). SurfaxinTM is patterned after human Surfactant Protein B, shown to have the greatest surfactant activity in humans. The product was exclusively licensed by Scripps to Johnson & Johnson, Inc. ("J&J"), which, together with its wholly owned subsidiary, Ortho Pharmaceutical Corporation ("Ortho"), engaged in development activities with respect to sinapultide. ATI acquired the exclusive worldwide sublicense to the sinapultide technology from J&J and Ortho in October 1996.

In July 1992, an investigational new drug application ("IND") submitted by Scripps relating to the use of SurfaxinTM to treat IRDS was approved by the United States Food and Drug Administration (the "FDA"). J&J subsequently completed a multi-center, Phase 2 clinical trial of SurfaxinTM in 47 infants with IRDS. This trial demonstrated safety and efficacy. In September 1994, an IND was submitted by J&J relating to the use of SurfaxinTM to treat ARDS and was subsequently approved by the FDA. Both the IRDS IND and the ARDS IND have been transferred to ATI. ATI subsequently received FDA approval to amend the approved ARDS IND and re-initiate Phase 1 clinical trials of SurfaxinTM for the treatment of ARDS. The ARDS trial commenced on August 15, 1997 at Sharp Memorial Hospital in San Diego, California. ATI amended the existing IRDS IND to permit the initiation of a Phase 2 clinical trial of SurfaxinTM to treat MAS on May 27, 1997 at Thomas Jefferson University Hospital in Philadelphia. This trial was completed and results were announced on February 4, 1999. Discovery also commenced a pivotal Phase 2/3 clinical trial in ARDS/ALI in July 1998. This trial was recently amended to be submitted for IRB approval and is intended to enroll approximately 540 patients and be conducted at up to 43 clinical sites nationwide.

ATI and Scripps were parties to a sponsored research agreement (the "Sponsored Research Agreement") that expired during February 1999 pursuant to which ATI contributed $460,000 to Scripps' SurfaxinTM research efforts per annum. ATI has an option to acquire an exclusive worldwide license to technology developed under the agreement prior to its expiration, which it is required to exercise within 180 days from receipt of notice from Scripps of the development of such technology. ATI has not received any notice of development of technology pursuant to the Sponsored Research Agreement. Scripps will own all technology that it developed pursuant to work performed under the Sponsored Research Agreement. ATI has the right to receive 50% of the net royalty income received by Scripps for inventions jointly developed by ATI and Scripps to the extent ATI does not exercise its option with respect to such inventions.

SuperVentTM

The Company is developing SuperVentTM as a stable, aerosolized, multidimensional therapy for airway diseases such as cystic fibrosis ("CF") and chronic bronchitis, which are characterized by inflammation, injurious oxidation and excessive sputum. CF is a progressive, lethal respiratory disease that afflicts approximately 23,000 patients in the United States and a comparable number in Europe. It is the most common lethal genetic disease among Caucasians. CF results from a genetic defect in the CFTR gene. The CFTR gene codes for a membrane protein responsible for the transport of chloride ions. Because of this genetic defect, CF mucus is excessively viscous and adherent to airway walls. Destruction of the lungs of CF patients occurs gradually as the inability to clear mucus from the lungs leads to blockage of the airways usually beginning in the smaller airways and alveoli. A new therapy which minimizes the pulmonary complications of CF would have a major impact on the length and quality of life of its patients.

SuperVent'sTM active component is tyloxapol, a compound which has been safely used as an emulsifying agent in drug formulations by the United States pharmaceutical industry for over 40 years. Experimental research conducted by consultants to the Company indicates that tyloxapol may possess biological activities beyond its well-recognized emulsification properties. In vitro studies conducted by the inventors demonstrated that tyloxapol has three mechanisms of action: anti-inflammatory activity, anti-oxidant activity and mucoactive activity. This combination of pharmacological activities is not presently found in any single, safe, effective therapy for CF or chronic bronchitis in the United States.

The Company's clinical development plan for SuperVentTM is to focus first on CF. In September 1995, the FDA approved, subject to certain modifications, a physician-sponsored IND to begin a clinical trial of SuperVentTM for use in treating CF. The trial commenced on March 17, 1997 at the University of Utah Health Sciences Center and is designed to determine whether aerosolized SuperVentTM holds promise as a low toxicity, anti-inflammatory, anti-oxidant and mucolytic agent for the treatment of CF. Part A of such clinical trial was completed on March 31, 1998. The results from this clinical trial in normal healthy volunteers have indicated that the compound had no significant effects on any objective measure of safety (although coughing was noted by several subjects at the highest doses tested). The Company is in the process of revising the design of its clinical investigation of SuperVent(TM) for the treatment of CF.

DSC-103

DSC-103 (formerly known as ST-630) is being developed by the Company for use in treating postmenopausal osteoporosis. Postmenopausal osteoporosis is a disease of postmenopausal women characterized by decreased bone mass which leads to reduced bone strength and an increased risk of fractures. DSC-103 is an analog of the active circulating vitamin D hormone, calcitriol, modified to increase its potency and lengthen its circulating half-life. As a class, vitamin D analogs are commonly used therapies in Europe and Japan for osteoporosis. In aggregate, this class of compounds is believed to generate several hundred million dollars in worldwide sales for osteoporosis.

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

In November 1997, the Company filed an IND with the FDA to initiate Phase 1 clinical studies of DSC-103 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States. On December 5, 1997, the Company initiated an initial safety and dose-ranging study of DSC-103 in healthy normal volunteers and postmenopausal women either with or without osteoporosis at Covance Clinical Research Unit Inc. in Madison, Wisconsin. The Company completed that clinical study and determined that DSC-103 does not represent a risk of hypercalcemia at any dosage levels that may prove efficacious for treating postmenopausal osteoporosis. The Company has access to preclinical data generated by Sumitomo Pharmaceuticals ("Sumitomo") and Taisho Pharmaceuticals ("Taisho") with respect to DSC-103 pursuant to the terms of the licensing arrangements described herein.

Because DSC-103 does not meet the critical care focus of Discovery, it is the Company's intention to seek a pharmaceutical partner to further develop DSC-103 for metabolic bone diseases.

OTHER TECHNOLOGIES

The Company has previously been involved in the development of additional technologies, including an injectible form of Apafant, a platelet activating factor antagonist, for the treatment of acute pancreatitis ("Apafant Injection") and AN10, a novel analog of butyric acid, for treatment of chemotherapy-induced alopecia (in topical form) and beta-hemoglobinopathies (in intravenous form). The Company's development activities with respect to Apafant Injection and AN10 took place prior to the Company's merger with Old Discovery (see "History; Completion of Merger"). During the fourth quarter of 1998, the Company determined not to proceed with the development of Apafant Injection and AN10 and has returned the rights previously licensed with respect to those drug products to the licensors.

LICENSING ARRANGEMENTS; PATENTS AND PROPRIETARY RIGHTS

J&J License Agreement: SurfaxinTM

ATI has received an exclusive, worldwide sublicense from J&J (the "J&J License Agreement") to commercialize SurfaxinTM for the diagnosis, prevention or treatment of disease. The J&J License Agreement is a sublicense under certain patent rights previously licensed to J&J by Scripps (the "Scripps Patent Rights") and a license under certain other patent rights held by Ortho (the "Ortho Patent Rights"). The Scripps Patent Rights consist of three issued United States patents and two pending United States applications. The three issued patents are United States Patent No. 5,407,914, U.S. Patent No. 5,260,273 and U.S. Patent No. 5,164,369. These patents relate to synthetic pulmonary surfactants (including SurfaxinTM), certain related polypeptides and a method of treating respiratory distress syndrome with these surfactants. The first of these patents will expire in 2009. The two pending United States applications relate to pulmonary surfactants, related polypeptides, liposomal surfactant compositions and methods of treating respiratory distress syndromes with these surfactants and compositions. The Ortho Patent Rights consist of certain pending United States patent applications which relate to methods of manufacturing certain peptides which may be used in the manufacture of SurfaxinTM. J&J is responsible for filing, prosecuting and maintaining the Ortho Patent Rights.

CMHA License Agreement: SuperVentTM/Tyloxapol

The Company has obtained the core technology relating to SuperVentTM pursuant to a license agreement with the Charlotte-Mecklenberg Hospital Authority (the "CMHA License Agreement"). The CMHA License Agreement grants the Company an exclusive worldwide license under two issued United States patents (United States Patent No. 5,474,760 and United States Patent No. 5,512,270) and two pending United States patent applications held by CMHA, and any later-issued United States and any foreign patents based on or issuing from the issued patents and the pending patent applications. The issued United States patents expire in 2013. The United States patents cover methods of using tyloxapol, the active compound in SuperVentTM, to treat cystic fibrosis and methods of treating diseases caused by oxidant species, such as myocardial infarction, stroke and ARDS. The two pending United States patent applications relate to the use of tyloxapol as an anti-inflammatory and anti-oxidant agent.

Tyloxapol, the active compound in SuperVentTM was the subject of an issued United States composition of matter patent which expired in 1965. The patents and patent applications licensed to the Company differ from the expired patent, inter alia, in that one patent application covers proprietary pharmaceutical formulations containing high concentrations of tyloxapol and the other patents and patent applications cover uses of tyloxapol to treat certain diseases. Although the Company believes that high concentration formulations of tyloxapol will represent the most practical means to deliver the active compound, there can be no assurance that any patent application covering this formulation will issue or that the compound will not prove similarly effective in lower concentrations which are not covered by any of the Company's patent applications.

WARF License Agreement: DSC-103

Pursuant to an agreement (the "WARF License Agreement") with the Wisconsin Alumni Research Foundation ("WARF"), the Company has an exclusive license within all countries in the Western hemisphere in the field of prevention, treatment, amelioration or cure of bone disease, under U.S. Patent No. 4,358,406 (the "DSC-103 Patent") covering the compound DSC-103 and U.S. Patent No. 5,571,802 (the "DSC-103 Use Patent") covering a method for treating postmenopausal osteoporosis. In addition, the Company has options to extend the exclusive license to the remaining countries of the world with the exception of Japan. The Company options expire on January 1, 2002.

The DSC-103 Patent will expire in July 2001, which the Company anticipates will be prior to receipt of any marketing approval for DSC-103 in the United States. The DSC-103 Use Patent, which expires in 2014, is limited to claims relating to a method of treating postmenopausal osteoporosis in humans having such disease with an effective dosage of DSC-103. These claims do not include claims relating to the use of DSC-103 to treat other metabolic bone disorders, such as age-related osteoporosis (which occurs in men and women) and renal osteodystrophy. At the Company's request, WARF filed an application to pursue additional claims relating to the use of DSC-103 to treat other metabolic bone diseases. However, there can be no assurance that any patent containing such additional claims will issue in the United States or elsewhere. United States and foreign patents covering certain processes relating to the manufacture of vitamin D analogs, which have been nonexclusively licensed to the Company under the WARF License Agreement, will expire on various dates up to 2005.

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

The active compound in SuperVentTM is presently manufactured for several third parties pursuant to GMP standards by an affiliate of Sanofi-Winthrop, Inc. (Sanofi"), a multinational pharmaceutical company. Sanofi is the sole supplier of tyloxapol with GMP standard manufacturing capabilities and there are few alternative non-GMP approved sources of supply. Currently, the Company purchases bulk tyloxapol from Sanofi on an as-needed basis. Although Sanofi has sold a quantity of tyloxapol sufficient for the Company's proposed Phase 1/2 clinical trial of SuperVentTM, the Company does not have an agreement with Sanofi to supply any additional material, either in connection with a Phase 3 clinical trial or, following regulatory approval, for marketing purposes. In addition, the Company does not intend to enter into an agreement for supply of the formulated drug containing tyloxapol unless it plans to initiate a Phase 3 clinical trial of tyloxapol for the treatment of CF. There can be no assurance that the Company will be able to enter into a supply agreement with Sanofi or a supplier of the formulated drug on terms acceptable to the Company, if at all. In such case, the Company would be required to seek alternate manufacturing sources capable of producing tyloxapol and the formulated drug. There can be no assurance that the Company will be able to identify and contract with alternative manufacturers on terms acceptable to it, if at all. Any interruption in the supply of tyloxapol would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has acquired from J&J experimental compounds, the sinapultide and manufacturing equipment needed to produce and meet its requirements for clinical supplies of SurfaxinTM. In addition, the Company has entered into an agreement with Taylor Pharmaceuticals, Inc. for the manufacture of SurfaxinTM for use in the Company's planned clinical trials.

It is the Company's long-term goal to market SuperVentTM for CF and possibly certain of its other products through a direct sales force (or, in the case of SuperVentTM, possibly through the distribution capabilities of the Cystic Fibrosis Foundation), if and when any necessary regulatory approvals are obtained. The Company currently has no marketing and sales experience and no marketing or sales personnel. Unless a sales force is established, the Company will be dependent on corporate partners or other entities for the marketing and selling of its products. There can be no assurance that the Company will be able to enter into any satisfactory arrangements for the marketing and selling of its products. The inability of the Company to enter into such third party distribution, marketing and selling arrangements for its anticipated products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Presently, there are no approved drugs that are specifically indicated for MAS or ARDS/ALI. Current therapy consists of general supportive care and mechanical ventilation. Four products are specifically approved for the treatment of IRDS. CurosurfTM, marketed in Europe by Ares-Serono and Chiesi, is a porcine lung extract. ExosurfTM, marketed by Glaxo Wellcome, contains only phospholipids and synthetic organic detergents and no stabilizing protein or peptides. SurvantaTM, which has been shown to be more effective than ExosurfTM in clinical trials, is an extract of bovine lung that contains the cow version of Surfactant Protein B. Recently, Forest Laboratories has obtained an approvable letter from the FDA for its calf lung surfactant, InfasurfTM, for use in IRDS. Although none of the four approved surfactants for IRDS is approved for ARDS, which is a significantly larger market, there are a significant number of other potential therapies in development for the treatment of ARDS that are not surfactant related. Any of these various drugs or devices could significantly impact the commercial opportunity for SurfaxinTM. The Company believes that synthetic surfactants such as SurfaxinTM will be far less expensive to produce than the animal-derived products approved for the treatment of IRDS.

Genentech has marketed PulmozymeTM in the United States and Canada as a CF therapy since early 1994. PulmozymeTM reduces the viscosity of CF mucus by cleaving the DNA released from destroyed inflammatory, epithelial and bacterial cells which collect in mucus and contribute to its abnormal viscosity and adherence. The approximate yearly cost of PulmozymeTM treatment for an average patient is $11,000. The Company believe that the high cost of this treatment may reduce its competitive profile as compared with SuperVentTM.

There are numerous approved therapies for osteoporosis which will compete with DSC-103. Such therapies include estrogen, which is of proven benefit in treating osteoporosis in postmenopausal women, but is associated with significant adverse effects (including increased breast and uterine cancer risk); FosamaxTM (alendronate), a drug of the bisphosphonate class marketed by Merck; EvistaTM a selective estrogen receptor modulator marketed by Eli Lilly; and MiacalcinTM, a nasally administered calcitonin marketed by Sandoz Pharmaceuticals. In addition, there are a number of therapies in development for osteoporosis that potentially will compete with DSC-103.

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

EMPLOYEES

The Company has 16 full-time employees and 1 part-time employee. The Company's future success depends in significant part upon the continued service of its key scientific personnel and executive officers and its continuing ability to attract and retain highly qualified scientific and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.

RECENT EVENTS; COMPLETION OF MERGERS

Stock and Warrant Placement

From March 31 through April 7, 1999, the Company sold to certain investors, in transactions exempt from registration under the Securities Act pursuant to
Section 4(2) thereof and Regulation D thereunder (the "1999 Financing"), shares of Common Stock and a newly created class of warrants of the Company (the "Class C Warrants") for an aggregate purchase price of $950,000. An additional $50,000 has been subscribed for pursuant to the 1999 Financing. Investors in the 1999 Financing received, for each $100,000 invested, 53,191 shares of Common Stock at a purchase price of $1.88 and 53,191 Class C Warrants, each of which is exercisable for the purchase of a share of Common Stock for an exercise price of $2.30 at any time prior to the seventh anniversary of the issuance of such warrant.

Investors in the 1999 Financing will be entitled to receive additional shares of Common Stock for no additional consideration and to have the exercise price applicable to the Class C Warrants reduced if, within 150 days from the effective dates of the respective purchases pursuant the 1999 Financing, the Company (i) shall sell shares of Common Stock in a private offering at less than $1.88 per share, (ii) shall sell, in a private offering, any shares of capital stock or equity derivatives of the Company that are convertible into, or exercisable for, shares of Common Stock at a conversion price or exercise price less than $1.88 per shares or (iii) shall not have either (a) raised at least $2 million through the sale of equity or equity derivatives or (b) entered into any corporate partnering arrangement having a value of at least $10 million. In addition, if the average of the closing prices for the 20 trading days preceding the date that is 150 days from the effective date of a purchase in the 1999 Financing is less than $1.88, the investor will receive a number of additional shares of Common Stock sufficient to reduce such investor's per share purchase price to the average of the lowest three closing prices of the Common Stock during such period and the exercise price applicable to such investor's Class C Warrants will be reduced. In no event will the effective purchase price of Common Stock sold in the 1999 Financing be reduced below $0.86 per share, and in no event will the exercise price applicable to the Class C Warrants be reduced below $2.15, pursuant to any of the foregoing adjustments.

1998 Merger

On June 16, 1998, Discovery completed the acquisition of the then outstanding minority interest in ATI through the merger of a transitory subsidiary of Discovery with and into ATI (the "1998 Merger"). Pursuant to the 1998 Merger, each issued and outstanding share of the Common Stock, par value $0.001 per share, of ATI (the "ATI Common Stock") was converted into 3.90 shares (the "Exchange Ratio") of Discovery's Common Stock and each issued and outstanding share of the Series B Preferred Stock, par value $0.001 per share, of ATI (the "ATI Series B Preferred Stock") was converted into one share of the Series C Preferred Stock, par value $0.001 per share, of Discovery (the "Discovery Series C Preferred Stock"). In addition, Discovery assumed all options to purchase ATI Common Stock outstanding prior to the 1998 Merger. Each such option became exercisable for a number of shares of Common Stock equal to the number of shares of ATI Common Stock for which such option was exercisable prior to the 1998 Merger multiplied by the Exchange Ratio at a per share exercise price equal to the original exercise price divided by the Exchange Ratio.

Upon consummation of 1998 the Merger, (i) Dr. Capetola became the Chief Executive Officer of the Company, (ii) the other members of ATI's management team prior to the 1998 Merger (together with Dr. Capetola, the "ATI Management Members") assumed executive positions with the Company comparable to their present positions with ATI and (iii) the Board of Directors of Discovery was reconstituted to consist of its present members.

Dr. Capetola received a $100,000 bonus upon the closing of the 1998 Merger pursuant to an employment agreement with the Company executed at the Closing of the 1998 Merger (the "Capetola Employment Agreement"). Pursuant to the Capetola Employment Agreement, Dr. Capetola is entitled to a base salary of $247,500 per annum and a $50,000 bonus upon the execution of each partnering or similar arrangement involving SurfaxinTM having a value in excess of $10 million. Upon consummation of the 1998 Merger, options to purchase 338,500 shares of Common Stock were granted pursuant to the employment agreements with Dr. Capetola and the other ATI Management Members. See "Executive Compensation--Employment Agreements".

Pursuant to the terms of the executive employment agreements executed in connection with the 1998 Merger, the ATI Management Members are entitled to the discretionary milestone incentive payments, payable in either cash or equity, as determined in the discretion of the Company's compensation committee. In addition, the ATI Management Members have been issued, in the aggregate, (i) options for the purchase of 175,000 shares of Common Stock which vest at such time as the market capitalization of the Company (based on the average closing price and amount of Common Stock outstanding over a 30-trading-day period) exceeds $75 million and (ii) options for the purchase of 160,000 shares of Common Stock which vest upon consummation of a corporate partnering deal involving any portfolio compound having a total value of at least $20 million (the options described in clauses (i) and (ii) are referred to collectively herein as the "Contingent Milestone Options").

Concurrently with the execution of the merger agreement relating to the 1998 Merger, Discovery and ATI entered into a management agreement (the "Management Agreement") pursuant to which the ATI Management Members managed both Discovery and ATI pending the closing of the 1998 Merger. Pursuant to the Management Agreement, the ATI Management Members were granted options to purchase, in the aggregate, 126,500 shares of Common Stock. Such of the foregoing options as were allocated to Dr. Capetola became fully vested upon the closing of the 1998 Merger and the remaining options vest in three equal installments on the first, second and third anniversaries of the 1998 Merger.

1997 Merger

On November 25, 1997, Old Discovery was merged (the "1997 Merger") with and into the Company. Pursuant to the 1997 Merger, the name of the Company was changed from Ansan Pharmaceuticals, Inc. to Discovery Laboratories, Inc. Immediately following the consummation of the 1997 Merger, the Company effected a 1-for-3 reverse split (the "Reverse Split") of the outstanding Common Stock.

As a consequence of the 1997 Merger and the Reverse Split, (i) each share of the common stock, par value $0.001 per share, of Old Discovery ("Old Discovery Common Stock") was exchanged for 0.389157 shares of Common Stock, (ii) each share of Series A Convertible Preferred Stock, stated value $10.00 per share, of Old Discovery was exchanged for one share of Series B Convertible Preferred Stock, stated value $10.00 per share, of the Company ("Series B Preferred Stock") and (iii) each share of Series B Preferred Stock, which was convertible into 4.6698 shares of Common Stock prior to giving effect to the Reverse Split, became convertible into 1.5566 shares of New Common Stock.

As a consequence of the Reverse Split, (i) each share of Common Stock outstanding immediately prior to the 1997 Merger was exchanged for 1/3 of a share of new Common Stock, (ii) each Class A Warrant of the Company outstanding immediately prior to the 1997 Merger was exchanged for 1/3 of a new Class A Warrant and (iii) each Class B Warrant of the Company outstanding at such time was exchanged for 1/3 of a new Class B Warrant. Accordingly, (a) each presently outstanding Class A Warrant is exercisable for one share of Common Stock and one Class B Warrant at an exercise price of $19.50 per Class A Warrant and (b) each presently outstanding Class B Warrant is exercisable for one share of Common Stock at an exercise price of $26.25 per Class B Warrant.

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

Development Stage of the Company; No Developed or Approved Products; Uncertainty of Future Profitability

The Company is a development stage company. The potential products upon which the Company intends to focus its development efforts are in the research and development stage and, accordingly, the Company has not begun to market or generate revenues from the commercialization of any of these products under development. The Company's products under development will require`significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. Such clinical testing activities, together with resultant increases in general and administrative expenses, are expected to result in significant additional operating losses for the foreseeable future. The Company is not currently profitable and it is expected that the Company will not generate significant product revenues for the foreseeable future, if at all. It is expected that the Company will incur significant increasing operating losses over the next several years. To achieve profitable operations, the Company, alone or with others, must successfully develop and obtain regulatory approval for marketing its products.

The Company's operations will be subject to numerous risks associated with the establishment and development of products based upon innovative or novel technologies. As a result, the Company will be subject to the problems, delays, uncertainties and complications encountered in connection with newly founded development stage life science businesses. Some of these unanticipated problems may include development, regulatory, manufacturing, distribution and marketing difficulties that may be beyond the Company's financial or technical abilities to satisfactorily resolve. In particular, there can be no assurance that the Company's proposed drug products will not cause adverse effects that may prevent them from being marketed, regardless of their efficacy. Although the Company's initial drug candidates have been the subject of certain clinical trials, it is possible that these drug candidates may be shown to have previously undetected adverse effects during the more extensive clinical trials that will be required prior to their becoming candidates for marketing approval by the FDA. There can be no assurance that the research and development activities funded by the Company will be successful, that products under development will prove to be safe and effective, that any of the preclinical or clinical development work will be completed, that the Company will ever achieve any of its NDA filing objectives with the FDA, that FDA approval will be attained for such products, that the anticipated products will be commercially viable or successfully marketed, that third parties do not hold proprietary rights that will preclude the Company from marketing its products, if any, or that, if the products under development are approved by the FDA, the Company will ever achieve significant revenues or profitable operations.

Need for Additional Financing; Issuance of Securities; Future Dilution

The Company will require substantial additional funding to conduct its research and product development activities and to manufacture and market, if approved by the FDA or corresponding foreign regulatory authorities, the products currently under development by the Company and any other products that the Company may develop in the future. The Company intends to seek to raise further funds through collaborative ventures entered into with potential corporate partners and/or additional debt or equity financings. While the Company intends to seek to enter into collaborative ventures with corporate partners to fund some or all of its research and development activities, as well as to manufacture or market any products which may be successfully developed, the Company currently does not have any such arrangements with corporate partners and there can be no assurance that any such arrangements can be obtained. The Company has not entered into arrangements to obtain any additional financing and there can be no assurance that the Company will be able to obtain adequate additional financing on acceptable terms, if at all, or that any such additional financing would not result in significant dilution of stockholders' interests. Failure by the Company to enter into collaborative ventures or to receive additional funding to complete its proposed product development programs would have a material adverse effect on the Company and could ultimately cause the Company to cease to qualify for listing of its securities on the Nasdaq SmallCap Market. See "Possible Delisting From Nasdaq SmallCap Market; Market Illiquidity". If additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations.

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

Dependence on Others for Clinical Development of, Regulatory Approvals for, and Manufacturing and Marketing of Pharmaceutical Products

The Company's strategy has been, and will be, to seek to enter into collaborative agreements with pharmaceutical companies for the research and development, clinical testing, manufacturing, marketing and commercialization of certain of its products. The Company will therefore be dependent upon obtaining such partners and the expertise and dedication of sufficient resources by third parties to develop and commercialize certain of its proposed products. The Company may in the future grant to its collaborative partners, if any, rights to license and commercialize any pharmaceutical products developed under these collaborative agreements and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company expects to rely on its collaborative partners to conduct research and clinical trials, manufacture, market and commercialize certain of its products. Although the Company believes that its collaborative partners may have an economic motivation to commercialize the pharmaceutical products which they may license from the Company, the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. There can be no assurance that the Company will be successful in establishing any collaborative arrangements, or that, if established, such future partners will be successful in developing and commercializing products or that the Company will derive any revenues from such arrangements. The Company is not a party to any collaborative arrangements with respect to its products under development.

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

See also "License Agreements; Patents and Proprietary Rights" in this Item 1.

Dependence on Third Party Suppliers and Manufacturers

The Company does not have any manufacturing capacity of its own and the Company will be required to rely on outside manufacturers, including Taylor Pharmaceuticals, Inc., to produce appropriate clinical grade material for its use in clinical studies for certain of its products. Failure of the foreign or domestic suppliers of the Company's products or failure of the manufacturers of the Company's products to comply with GMP regulations or other FDA regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Third Party Suppliers; Marketing and Manufacturing" in this Item 1.

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

Risk of Product Liability; No Insurance Coverage

Should the Company successfully develop any products, the marketing of such products, through third party arrangements or otherwise, may expose the Company to product liability claims in the event that the use or misuse of pharmaceutical products manufactured by, or under license from, the Company results in adverse effects. The Company presently carries product liability insurance relating to its clinical trials of SuperVentTM and its clinical trials of SurfaxinTM in treating ARDS and MAS. The Company may be required to obtain additional product liability insurance coverage prior to initiation of other clinical trials. It is expected that the Company will obtain product liability insurance coverage before commercialization of its proposed products. There can be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all. In addition, there can be no assurance that a product liability claim, even if the Company has insurance coverage, would not materially adversely affect the Company's business, financial condition and results of operations.

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

Control by Current Officers, Directors and Principal Stockholders

The directors, executive officers and principal stockholders of the Company hold approximately 23% of the outstanding voting securities of the Company on an as converted basis. Accordingly, the Company's executive officers, directors, principal stockholders and certain of their affiliates have the ability to exert substantial influence over the election of the Company's Board of Directors and the outcome of issues submitted to the Company's stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise recover a premium for their shares over their current market prices.

Possible Delisting from Nasdaq SmallCap Market; Market Illiquidity

To meet the current Nasdaq listing requirements for the Company's securities to continue to be listed on the Nasdaq SmallCap Market, the Company will have to maintain (a) (1) at least $2 million in net tangible assets, (2) $35 million in market capitalization, or (3) $500,000 in net income (over two of the last three years), (b) a public float of at least 500,000 shares valued at $1 million or more and (c) a minimum bid price of $1. In addition, the Company's Common Stock will have to be held by at least 300 holders and will have to have at least two active market makers. For purposes of determining compliance with the public float requirement, shares of stock held by officers, directors and 10%-or-greater stockholders are excluded.

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

Certain Interlocking Relationships; Potential Conflicts of Interest

Mark Rogers, M.D., a Director of the Company, is the President of Paramount Capital Incorporated ("Paramount Capital"). Steve H. Kanzer, the Chairman of the Board of Directors, was a full-time officer of Paramount Capital and of Paramount Capital Investments, LLC ("Paramount Investments"), an affiliate of Paramount Capital, until March, 1998. Paramount Capital acted as placement agent for Old Discovery in a private equity offering conducted during June through November 1996 (the "Unit Offering") and acted as financial advisor to the Company until October 1998. Paramount Investments is a merchant banking firm specializing in biotechnology companies. In the regular course of its business, Paramount Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Paramount Investments is not obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, and there can be no assurance that any biomedical or pharmaceutical product or technology identified by Paramount Investments or any other affiliates of Paramount Capital or Paramount Investments in the future will be made available to the Company.

Certain of the officers, directors, consultants, and advisors to the Company may from time to time serve as officers, directors, consultants or advisors to other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company.

Potential Adverse Effect of Shares Eligible for Future Sale

The Company has outstanding approximately (i) 6,360,747 shares of Common Stock;
(ii) 1,712,386 shares of Series B Preferred Stock convertible into 5,331,095 shares of Common Stock; (iii) 735,833 Class A Warrants to purchase an aggregate of 735,833 shares of Common Stock and 735,833 Class B Warrants to purchase an additional 735,833 shares of Common Stock; (iv) 498,333 Class B Warrants to purchase 498,333 shares of Common Stock; (v) 292,553 Class C Warrants to purchase an aggregate of 292,553 shares of Common Stock, (vi) a unit purchase option to purchase an aggregate of 173,333 shares of Common Stock, assuming exercise of the underlying warrants; (vii) outstanding options to purchase 2,301,509 shares of Common Stock; (viii) warrants to purchase 220,026 shares of Series B Preferred Stock; and (ix) warrants to purchase 75,087 shares of Common Stock. In addition 2,039 shares of Series C Preferred Stock, which are convertible into additional shares of Common Stock under certain circumstances based on the liquidation value of the Series C Preferred Stock and the market price of the Common Stock, are presently outstanding. Holders of the Company's warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by warrants and options. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected. The holders of the unit purchase options and certain stockholders have certain demand and "piggy-back" registration rights with respect to their securities. Exercise of such rights could involved substantial expense to the Company.

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

Antitakeover Effects of Provisions of the Certificate of Incorporation and Delaware Law

The Company's Certificate of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock, of which 1,714,425 shares are outstanding and of which 220,026 shares are reserved for issuance upon the exercise of warrants. The Board of Directors of the Company will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the Board of Directors of the Company could authorize the issuance of a series of preferred stock which would grant to holders the preferred right to the assets of the Company upon liquidation, the right to receive dividend coupons before dividends would be declared to Common stockholders, and the right to the redemption of such shares, together with a premium, prior to the redemption of the Company's Common Stock. Common stockholders have no redemption rights. In addition, the Board could issue large blocks of preferred stock to fend against unwanted tender offers or hostile takeovers without further stockholder approval.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently has its executive offices at 350 South Main Street, Suite 307, Doylestown, Pennsylvania 18901. The Company's telephone number is (215) 340-4699 and its facsimile number is (215) 340-3940.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of its business that would not, if determined adversely to the Company, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

No matters were submitted to a vote of securityholders during the fourth quarter of 1998.

During August 1998, the Board of Directors of Discovery approved the adoption of a shareholder rights plan, contingent upon approval of the plan by holders of a 66.67% of the Series B Convertible Preferred Stock. During September 1998, the Company solicited the written consent of the holders of such preferred stock to the adoption of the rights plan. The Company did not obtain the requisite consents for the implementation of the rights plan and has discontinued such solicitation.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "DSCO." In addition, the Company's units (consisting of Common Stock, Class A Warrants and Class B Warrants), Class A Warrants and Class B Warrants are approved for listing on the Nasdaq SmallCap Market. As of April 7, 1999, the number of stockholders of record of the Common Stock was approximately 130, and the number of beneficial owners of shares of the Common Stock was approximately
956. As of April 7, 1999, there were approximately 6,360,747 shares of Common Stock were issued and outstanding. In addition, as of such date, 1,712,386 shares of Series B Preferred Stock, convertible into 5,331,000 shares of Common Stock, were issued and outstanding and 2,039 shares of Series C Preferred Stock (which are convertible into additional shares of Common Stock under certain circumstances based on the liquidation value of the Series C Preferred Stock and the market price of the Common Stock) were issued and outstanding.

The following table sets forth the quarterly price ranges of the Common Stock for the periods indicated, as reported by Nasdaq. The following price ranges are adjusted for the Reverse Split.

                                                          Low          High
                                                          ---          ----

First Quarter 1997......................................  6.38       $ 9.75
Second Quarter 1997 ....................................  3.75         6.00
Third Quarter 1997......................................  3.56         6.00
Fourth Quarter 1997.....................................  3.75        10.31

First Quarter 1998......................................  3.94         9.00
Second Quarter 1998 ....................................  4.00         5.38
Third Quarter 1998......................................  2.00         4.38
Fourth Quarter 1998.....................................  1.69         4.88

First Quarter 1999 (through March 15)...................  2.13         4.00

The Company has not paid dividends on the Common Stock. It is anticipated that the Company will not pay dividends on the Common Stock in the foreseeable future. Under the terms of the Series B Preferred Stock, so long as 50% of the shares of Series B Preferred Stock is outstanding, the Company may not, without the affirmative vote or consent of the holders of at least 66.67% of all outstanding Series B Preferred Stock voting separately as a class, declare any dividend or distribution on the Common Stock or any other class or series of preferred stock.

In September 1998, the Company issued to a financial advisor shares of Common Stock in satisfaction of certain financial obligations to such financial advisor. The issuance of such Common Stock was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. In addition, such financial advisor represented its intention to acquire the securities for investment and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued in such transactions. Such financial advisor had adequate access, through its negotiations with the Company, to information about the Company. Moreover, such financial advisor represented to the Company, and the Company believed, that it was sophisticated and experienced in financial matters.

In November 1998, the Company agreed to issue to a legal advisor shares of Common Stock in satisfaction of certain financial obligations to such legal advisor. The issuance of such Common Stock was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. In addition, such legal advisor represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are required to be affixed to the stock certificates issued in such transactions. Such legal advisor had adequate access, through its negotiations with the Company, to information about the Company. Moreover, such legal advisor represented to the Company, and the Company believed, that it was sophisticated and experienced in financial matters.

In November 1998, the Company agreed to issue to a consultant shares of Common Stock in satisfaction of certain financial obligations to such consultant. The issuance of such Common Stock was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. In addition, such consultant represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are required to be affixed to the stock certificates issued in such transactions. Such consultant had adequate access, through its negotiations with the Company, to information about the Company. Moreover, such consultant represented to the Company, and the Company believed, that it was sophisticated and experienced in financial matters.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion reflects the historical results of Old Discovery as the 1997 Merger was accounted for as a reverse acquisition with Old Discovery as the acquiror for financial reporting purposes.

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and had incurred a cumulative net loss of approximately $28,089,000 as of December 31, 1998. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is currently engaged in the development and commercialization of drugs for critical care that are intended to be used in a hospital setting. The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development. A pivotal Phase 2/3 clinical trial of SurfaxinTM for the treatment of acute respiratory distress syndrome/acute lung injury ("ARDS/ALI") was commenced on July 14, 1998. All of the 43 clinical sites identified by the Company for participation in the ARDS/ALI trial have completed all internal review board and other approvals relating to the original protocol for the trial. The protocol was recently amended and the Company is in the process of obtaining internal review board approvals relating to the amended protocol. The Company anticipates that at all participating facilities will have been supplied with drug product by June 1999. To date, 14 patients have been enrolled in the ARDS/ALI trial.

A Phase 2A clinical trial of SurfaxinTM for the treatment of meconium aspiration syndrome ("MAS") was commenced on May 27, 1997. The MAS trial was terminated in October 1998 upon the expiration of the life of the SurfaxinTM drug product used in the trial. The Company intends to analyze the results on the Phase 2A MAS trial and believes that such results will yield sufficient data to support a Phase 2B clinical trial of SurfaxinTM for the treatment of MAS.

A Phase 1/2 clinical trial of SuperVent(TM) for the treatment of cystic fibrosis ("CF") was commenced on March 17, 1997. Part A of such clinical trial was completed on March 31, 1998. The Company is in the process of revising the design of its clinical investigation of SuperVent(TM) for the treatment of CF.

On December 5, 1997 a Phase 1 clinical study of DSC-103 (formerly known as ST-630) as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. It is the Company's present intention to seek to develop DSC103 through a corporate partnering arrangement rather than directly.

The Company is currently planning a Phase 3 clinical trial of SurfaxinTM for the treatment of infant (idiopathic) respiratory distress syndrome during 1999. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the receipt of approvals by the United States Food and Drug Administration (the "FDA"). There can be no assurance as to the receipt or the timing of such approvals.

During the fourth quarter of 1998, the Company determined not to proceed with the development of Apafant Injection and AN10 and has returned the rights previously licensed with respect to those drug products to the licensors.

In addition to its clinical research activities, the Company dedicates substantial efforts to the development of manufacturing processes for its SurfaxinTM product. During 1998, Dr. Harry Brittain, the Company's Vice President, Pharmaceutical and Chemical Development, developed a method for reducing the viscosity of the original product formulation which renders the product more efficacious and easier to deliver. The Company has the capability through contract manufacturers to manufacture SurfaxinTM in large quantities for the adult market.

During October 1998, the FDA granted the Company fast track approval status for the ARDS/ALI and MAS indications. Fast track status facilitates the development and expedites the review of new drugs intended for treatment of life-threatening conditions for which there is presently no medical option. The FDA Office of Orphan Products Development (the "OOPD") has designated SurfaxinTM as an orphan drug for the treatment of MAS and ARDS/ALI. During October 1998, the OOPD awarded Discovery a renewable Orphan Products Development Grant, ranging from $194,390 for the first year to $583,170 over three years, to finance the Company's MAS trial.

Liquidity

The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and the ability of the Company to establish collaborative arrangements with other organizations. During March and April 1999, the Company received subscriptions for $1 million in new equity financing of which $950,000 has been closed to date. The Company will be required to raise additional capital in order to meet its business objectives, and there can be no assurance that it will be successful in doing so or, in general, that the Company will be able to achieve its business objectives. The Company has eliminated certain positions and taken other steps to reduce its use of cash pending the raising of additional equity capital, which the Company intends to pursue during the first half of 1999. The Company believes that such reduced use of cash will not interfere with the achievement of the Company's business objectives and, accordingly, that its current resources will permit it to meet its business objectives until the first quarter of 2000. In the event that the Company does not achieve certain financing and/or corporate partnering objectives during the Summer of 1999, the Company intends to further reduce its use of cash so that its cash resources will be sufficient to continue operations into the second quarter of 2000.

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

The Company is working to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process date-sensitive information. The systems include database, networking and accounting software licensed by the Company. The Company does not use equipment with embedded chip technology that is date sensitive. Although the Company has not yet completed its assessment of its internal operations, the Company has been advised by the vendors of its office and networking software that the Company will receive vendor certifications confirming that these systems are Year 2000 compliant. The Company has previously been advised that its accounting software package is Year 2000 compliant. If such software does not in fact prove to be Year 2000 compliant, the Company would experience temporary administrative disruptions but such disruptions would not threaten or materially interfere with the Company's drug development activities.

The Company has made inquiries of suppliers and other third parties with whom it has significant business relationships in order to determine whether such third parties have undertaken measures to ensure that their information technology systems will be Year 2000 compliant insofar as the Company is concerned. These third parties include contract manufacturing facilities utilized by the Company to produce SurfaxinTM and SuperVentTM, contract laboratories at which stability testing of raw drug product is performed, facilities at which the Company's clinical trials are being undertaken and the Company's transfer agent. The Company intends to transfer manufacturing and stability testing activities away from any contract manufacturing facilities or contract laboratories that have not confirmed Year 2000 compliant status by May of 1999. If the contract manufacturing or contract laboratory facilities utilized by the Company fail to achieve Year 2000 compliance, it is unlikely that the Company would be materially affected since in most instances recordkeeping or backup recordkeeping is maintained in hard copy. It is possible, however, that data transmitted electronically to the FDA under such circumstances would be inconsistent with submitted documentation, which in turn could result in the Company receiving a citation from the FDA. The potential consequences of a Year 2000 compliance failure on the part of a hospital or other facility participating in the Company's clinical trials range from the possible need to eliminate data points generated by specific facilities to delay in completion and evaluation of such trials, and could also result in a need for further dialogue with the FDA regarding clinical trial integrity if a significant problem were to emerge.

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

ITEM 7.  FINANCIAL STATEMENTS.

See Index to Consolidated Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has retained Richard A. Eisner & Company, LLP ("RAE"), as the independent auditors to audit the Company's financial statements for fiscal year 1999. RAE was also retained to audit the Company's financial statements for fiscal year 1998. Prior to the 1997 Merger, RAE served as the independent auditors for Old Discovery. In addition, prior to the 1997 Merger, the Company's executive offices and principal accounting functions were located at the Company's prior executive offices in South San Francisco, California. The Company's annual audits for the years ended December 31, 1995 and 1996, conducted by its independent accountants, Ernst & Young, LLP ("Ernst & Young") were primarily staffed and performed out of Ernst & Young's Palo Alto, California office. As a consequence of the 1997 Merger, the executive offices and principal accounting functions of the Company were relocated to New York City and, as a consequence of the 1998 Merger, were subsequently relocated to Doylestown, Pennsylvania.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT

The following table sets forth the names and positions of all the executive officers and directors of the Company as of April 7, 1999.

Discovery

Name                             Age      Positions with the Company
----                             ---      --------------------------

Robert J. Capetola, Ph.D.        49      President, Chief Executive Officer
                                             and Director
Steve H. Kanzer, C.P.A., Esq.    35      Chairman of the Board of Directors
Harry Brittain, Ph.D.            49      Vice President of Pharmaceutical and
                                              Chemical Development
Laurence B. Katz, Ph.D.          44      Vice President of Project Management
                                               and Clinical Administration
Lisa Mastroianni                 37      Director of Clinical Research
Evan Myrianthopoulos             34      Vice President, Finance and Secretary
Christopher J. Schaber           32      Vice President of Regulatory Affairs
                                              and Quality Control
Huei Tsai, Ph.D.                 59      Vice President of Biometrics
Thomas E. Wiswell, M.D.          47      Vice President of Clinical Research
Cynthia Davis                    30      Controller
Max Link, Ph.D.                  55      Director
Herbert H. McDade, Jr.           71      Director
Mark C. Rogers, M.D.             55      Director
Richard Sperber                  58      Director
David Naveh, Ph.D.               45      Director
Milton Packer, M.D.              46      Director
Richard G. Power.                68      Director
Marvin E. Rosenthale, Ph.D.      63      Director

Robert J. Capetola, Ph.D. has served as President, Chief Executive Officer and a Director of the Company since the effective time of the 1998 Merger and prior to that time served us Chairman and Chief Executive Officer of ATI from its inception in October 1996. From February 1994 to May 1996, Dr. Capetola was Managing Director of Delta Biotechnology, a subsidiary of Ohmeda Pharmaceutical Products Division, a division of The BOC Group, plc ("Ohmeda"), in the U.K. He also served on the Board of Directors of Delta Biotechnology. From December 1992 to September 1996, Dr. Capetola served as Vice President of Research and Development at Ohmeda. He served on Ohmeda's operating board and was responsible for all aspects of Ohmeda's research and development, including preclinical research and development, clinical development, biometrics and regulatory affairs. From 1977 to 1992, Dr. Capetola held a variety of positions as a drug discovery scientist at Johnson & Johnson Pharmaceutical Research Institute, including Senior Worldwide Director of Experimental Therapeutics. Dr. Capetola received his B.S. from the Philadelphia College of Pharmacy & Science and his Ph.D. in pharmacology from Hahnemann Medical College.

Steve H. Kanzer, C.P.A., Esq. has served as Chairman of the Board of Directors of Discovery Laboratories, Inc. since the effective time of the 1997 Merger. From June 1996 until such time he was the Chairman of the Board of Old Discovery. He has been a Director of ATI since November 1996. Mr. Kanzer is also President and Chief Executive Officer of the Institute for Drug Research, Inc., a specialty pharmaceutical and drug development company headquartered in Budapest, Hungary. Mr. Kanzer is a founder and currently a director of Boston Life Sciences, Inc. and Atlantic Pharmaceuticals, Inc. and is currently a director of Endorex, Inc. He has been a founder and director of several other public and private biotechnology companies including Avigen, Inc., Titan Pharmaceuticals, Inc. and Xenometrix, Inc. Mr. Kanzer was a Senior Managing Director of Paramount Capital Incorporated and Paramount Capital Investments, LLC until March 1998. From October 1991 until January 1995, Mr. Kanzer was General Counsel of The Castle Group Ltd, an affiliate of Paramount Capital. From 1988 to 1991, Mr. Kanzer was an attorney at the law firm of Skadden, Arps, Meagher, Slate, & Flom. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. in Accounting from Baruch College. He devotes only a portion of his time to the business of the Company.

Harry G. Brittain, Ph.D., has served as the Vice President for Pharmaceutical and Chemical Development of the Company since the effective time of the 1998 Merger. Prior to such time, he held such position with ATI commencing in November 1996. He is a graduate of Queens College (B.S., 1970; M.S., 1972), and of the City University of New York (Ph.D. in physical chemistry, 1975). He was a postdoctoral fellow at the University of Virginia, and has held faculty positions at Ferrum College and Seton Hall University. Prior to joining ATI, Dr,. Brittain served as Director of Pharmaceutical Development for the Pharmaceutical Products Division of Ohmeda, Inc. Before that, he worked at Bristol-Myers Squibb, where he led a variety of groups within the Analytical R&D department. His research interests include studies of molecular optical activity and chirality, development of pharmaceutical dosage forms, and the physical characterization of pharmaceutical materials. He has authored approximately 195 research publications, and is a member of the editorial boards of numerous journals.

Laurence B. Katz, Ph.D., has served as Vice President of Project Management and Clinical Administration of the Company since the effective time of the 1998 Merger. Prior to such time, he held such position with ATI commencing in November 1996. Prior to joining the Company, Dr. Katz was employed from April 1993 to November 1996 by Ohmeda Pharmaceutical Products Division, a division of The BOC Group, as Senior Director of Project Management and Clinical Administration. At Ohmeda, Dr. Katz was project team leader for the inhaled nitric oxide project and was responsible for the administration of all clinical trials within the company. Previously, Dr. Katz was employed by Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, divisions of Johnson & Johnson, Inc. ("J&J"). While there he served as Senior Project Manager in the Project Planning & Management department from January 1990 to April 1993, and as a Principal Scientist in the Drug Discovery department from February 1983 to January 1990. Dr. Katz received a B.S. degree in biology from the University of Pennsylvania, his M.S. and Ph.D. degrees in pharmacology form the Philadelphia College of Pharmacy & Science, and was a post-doctoral research fellow at the University of Wisconsin-Madison.

Lisa Mastroianni, R.N., has served as Director of Clinical Research of the Company since the effective time of the 1998 Merger. Prior to such time, she held such position with ATI commencing in January of 1997. Prior to joining the Company, Ms. Mastroianni was employed from November of 1994 to November of 1996 by Ohmeda Pharmaceutical Products Division, a division of The BOC Group as Senior Clinical Research Associate. At Ohmeda, Ms. Mastroianni was responsible for the management and completion of the Phase 2/3 clinical study in acute respiratory distress syndrome, supervision of internal personnel as well as management of a Contract Research Organization, and assisting in the development and management of a Phase 1 clinical study in congestive heart failure. Previously Ms. Mastroianni was employed by Sandoz Pharmaceuticals from March 1992 to November 1994 in their cardiovascular clinical research department and was responsible for monitoring Phase 3 lipid studies and managing and monitoring Phase 1 CHF studies. Ms. Mastroianni has her Bachelors degree in Nursing from Bloomfield College and has worked as a critical care nurse in a number of hospitals in the United States from 1985 to 1992.

Evan Myrianthopoulos has served as Vice President, Finance of the Company since the effective time of the 1998 Merger. He served as Chief Financial Officer of Discovery from December 1997 until June 1998 and as Chief Operating Officer of Discovery from the effective time of the 1997 Merger until June 1998. From June 1996 until November 1997 he served as Chief Operating Officer and Director of Old Discovery. Prior to joining Old Discovery, he was a Technology Associate of Paramount Capital Investments, L.L.C. from December 1995 until January 1987. Before joining Paramount Capital Investments, LLC, Mr. Myrianthopoulos managed a hedge fund for S + M Capital Management in Englewood Cliffs, New Jersey. The fund specialized in syndicate and secondary stock issues and also engaged in arbitrage of municipal and mortgage bonds. Prior to his employment with S + M Capital Management, Mr. Myrianthopoulos was employed at the New York Branch of National Australia Bank where he was Assistant Vice President of Foreign Exchange trading. Mr. Myrianthopoulos received a B.S. in Economics and Psychology from Emory University in 1986.

Christopher J. Schaber has served as Vice President of Regulatory Affairs and Quality Assurance of the Company since the effective time of the 1998 Merger. Prior to such time, he held such position with ATI commencing in November 1996. Prior to joining ATI, Mr. Schaber was employed from October 1994 to November 1996 by Ohmeda Pharmaceutical Products Division, a division of The BOC Group, as Director of Regulatory Affairs. At Ohmeda, Mr. Schaber was directly responsible for all regulatory strategies with the Food and Drug Administration and other Health Authority bodies. From 1989 to 1994, Mr. Schaber held a variety of regulatory positions of increasing importance with The Liposome Company, Inc. and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Mr. Schaber received his B.A. from Western Maryland College and his M.S. from Temple University. Mr. Schaber is currently pursuing his Ph.D. in Pharmaceutical Sciences-Regulatory Affairs with the Union Graduate School and is estimated to complete his doctoral program in 1999. In 1994, Mr. Schaber also received his Regulatory Affairs Certification (RAC) from the Regulatory Affairs Professional Society.

Huei Tsai, Ph.D., has served as Vice President of Biometrics of the Company since the effective time of the 1998 Merger. Prior to such time, he held such position with ATI commencing in February 1997. Prior to joining ATI, Dr. Tsai was a statistical consultant after retiring from the position of Director of Biometrics and Clinical Information at Ohmeda Pharmaceutical Products Division, a division of The BOC Group. At Ohmeda, Dr. Tsai was responsible for all statistical, computer operations, database and data coordination. From 1994 to 1995, Dr. Tsai was a statistical consultant to a variety of companies, including Janssen Pharmaceutical Company. For seventeen years prior to that, Dr. Tsai held a variety of biostatistical positions at the Robert Wood Johnson Pharmaceutical Research Institute and Ortho Pharmaceutical Corporation (both wholly-owned subsidiaries of J&J), including Director of Biostatistics for Clinical Pharmacology. Dr. Tsai received a B.A. degree in economics from Tunghai University in 1962 and a Ph.D. in mathematical statistics from Oklahoma State University in 1976.

Thomas E. Wiswell, M.D., has served as Vice President of Clinical Research of the Company since the effective time of the 1998 Merger and, prior to that time, held such position with ATI commencing in April 1997. Since 1993, he has been a Professor of Pediatrics at Jefferson Medical College at Thomas Jefferson University in Philadelphia, Pennsylvania. From 1988 to 1993, he was an Associate Professor of Pediatrics at the F. Edward Herbert School of Medicine in Bethesda, Maryland. He retired as a Lieutenant Colonel from the U.S. Army on June 30, 1993 after twenty years on active duty. Dr. Wiswell is a graduate of the United States Military Academy at West Point and the University of Pennsylvania Medical School.

Cynthia Davis has served as Controller of Discovery since the effective time of the 1998 Merger and was Controller of ATI from October 1996 until such time. Ms. Davis was an office manager with ERD Environmental Group from September 1991 until September 1996. Ms. Davis received her A.A. degree from Lansdale School of Business in May, 1989.

Max Link, Ph.D., has served as a Director of Discovery since the effective time of the 1997 Merger and was a Director of Old Discovery from October 1996 until such time. He has been a Director of ATI since October 1996. Dr. Link has held a number of executive positions with pharmaceutical and health care companies. He currently serves on the Boards of Directors of five publicly-traded life science companies: Alexion Pharmaceuticals, Inc., Protein Design Labs, Inc., Human Genome Sciences, Inc., Cell Therapeutics, Inc., Procept, Inc. and Access Pharmaceuticals, Inc. From May 1993 until June 1994, Dr. Link was Chief Executive Officer of Corange Limited, the parent company of Boehringer Mannheim and DePuy, an orthopedic company. Prior to joining Corange, he served in a number of positions within Sandoz Pharma, Ltd., including Chief Executive Officer from 1987 until April 1992, and Chairman from April 1992 until May 1993.

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

Mark C. Rogers, M.D. has served as a Director of Discovery since the effective time of the 1997 Merger and was a Director of Old Discovery from June 1996 until such time. Dr. Rogers has been the President of Paramount Capital, Incorporated since June, 1998. From May 1996 until June, 1998, Dr. Rogers was Senior Vice President, Corporate Development and Chief Technology Officer at Perkin-Elmer Corporation. Prior to that time, Dr. Rogers was the Vice Chancellor for Health Affairs, Executive Director and Chief Executive Officer of Duke University Hospital and Health Network from 1992 to 1996. Prior to his employment at Duke, Dr. Rogers was on the faculty of Johns Hopkins University for 15 years where he served as Distinguished Faculty Professor and Chairman of the Department of Anesthesiology and Critical Care Medicine, Associate Dean for Clinical Practice, Director of the Pediatric Intensive Care Unit and Professor of Pediatrics. Dr. Rogers received his M.D. from Upstate Medical Center and his M.B.A. from The Wharton School of Business. He received his B.A. from Columbia University and held a Fulbright Scholarship

Richard Sperber has been a Director of Discovery since May 1994. Mr. Sperber has been President and Chief Executive Officer of The Global Medicines Group Inc., a consulting firm, since 1991. From 1988 to 1991 Mr. Sperber was a Director and Head of Business Development and Strategic Planning for Glaxo Pharmaceuticals U.K. Ltd., a subsidiary of Glaxo Holdings plc. Prior to his employment at Glaxo, Mr. Sperber held a variety of positions including Area Director for Ayerst International, responsible for Southeast Asia, and Director of Marketing for Schering-Plough Corp. responsible for Canada, Japan, Australia and Southeast Asia. Mr. Sperber received his B.S. from the University of Denver and attended graduate school at Columbia University.

David Naveh, Ph.D. has been a Director of Discovery since May 1996. Dr. Naveh is Chief Technical Officer, Bayer Biologics Worldwide. Previously, Dr. Naveh has served as Director of Process Technology and was Director of Process Development of Bayer Corporation beginning in 1992. Dr. Naveh was Director of Biotechnology Operations for Centocor from 1990 to 1992 and was Director of Purification for Centocor from 1989 to 1990. From 1984 to 1988, Dr. Naveh was a manager at Schering-Plough Corp. Dr. Naveh was on the faculty of the University of Wisconsin, Madison as Assistant Professor from 1982 to 1984. He received his B.Sc. and M.S. in 1980 from the Technion, Haifa, Israel and his Ph.D. in 1982 from the University of Minnesota.

Richard G. Power has been a Director of Discovery since the effective time of the 1998 Merger and a Director of ATI since October 1996. Mr. Power is a Principal and Executive Director of The Sage Group, founded in 1994, which specializes in providing strategic and transactional services to the managements and boards of, and investors in, health care companies. He serves on the Board of Directors of The Quantum Group, and Neuromedica, Inc. From 1980 to 1994, Mr. Power served as President of R.G. Power & Associates, Inc., which specializes in worldwide business development and financing strategy for the health care industry. From 1955 to 1980, Mr. Power held senior management positions with several pharmaceutical industry firms, including SmithKline, Searle and as a corporate officer at J&J. Mr. Power received his B.A. from Loras College in 1951, and attended graduate school at the University of Wisconsin.

Marvin E. Rosenthale, Ph.D., has been a Director of Discovery since the effective time of the 1998 Merger and a Director of ATI since October 1996. He has served as President and Chief Executive Officer of Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") from 1994 until 1997. He joined the ALRT joint venture formed by Allergan and Ligand, the entity through which they combined their resources to pursue the development of retinoid research and development prior to ALRT, in August 1993 as Vice President. Prior to joining ALRT, Dr. Rosenthale served as Vice President, Drug Discovery Worldwide, at R. W. Johnson Pharmaceutical Research Institute from 1990 to 1993. From 1977 to 1990, Dr. Rosenthale served in a variety of positions in drug discovery research for Ortho Pharmaceutical Corporation, including director of the divisions of pharmacology and biological research and executive director of drug discovery research. From 1960 to 1977, he served in various positions with Wyeth Laboratories. Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College & Hospital, an M.Sc. in pharmacology from Philadelphia College of Pharmacy and Science and a B.Sc. in pharmacy from Philadelphia College of Pharmacy.

Milton Packer, M.D. has been a Director of Discovery since the effective time of the 1998 Merger and a Director of ATI since October 1996. He has served in a variety of roles since 1992 and currently is the Dickinson W. Richards, Jr. Professor of Medicine, Professor of Pharmacology, Chief of the Division of Circulatory Physiology at the Columbia University College of Physicians and Surgeons, and Director of the Heart Failure Center at the Columbia Presbyterian Hospital. He is also a Clinical Research Scholar at Columbia. Dr. Packer's major research is focused on the pathophysiology and treatment of heart failure. He is on the Executive Committee of both the American Heart Association and the American College of Cardiology. He is a primary consultant to the National Institutes of Health and the Food and Drug Administration on the management of heart failure and on matters related to cardiovascular research and drug development and health care policy. From 1988 to 1992, Dr. Packer was Professor of Medicine at the Mt. Sinai School of Medicine. Dr. Packer received his B.S. degree from the Pennsylvania State University in 1971 and his M.D. degree from the Jefferson Medical College in 1973.

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

Section 16(a) of the Exchange Act requires Discovery's directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of Discovery's equity securities ("10% Holders") to file with the SEC initial reports of ownership and reports of changes in ownership of Discovery's Common Stock and other equity securities of Discovery. Directors, officers and 10% Holders are required by SEC regulations to furnish Discovery with copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to Discovery, Discovery believes that during fiscal 1998 its directors, officers and 10% Holders complied with all substantive filing requirements under Section 16(a) of the Exchange Act except that Steve H. Kanzer, Evan Myrianthopoulos, Max Link, Mark Rogers and Herbert McDade did not timely Form 5's relating to certain option grants.

ITEM 10.   EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by the persons who served as Discovery's chief executive officer during the last completed fiscal year and the four most highly compensated officers of Discovery other than the chief executive officer (the "Named Officers") for services rendered in all capacities to Discovery for each of the last three completed fiscal years. No executive officer who would have otherwise been included in such table resigned or terminated employment during that year.


                           Summary Compensation Table

                                                         Annual Compensation         Long Term Compensation Awards

                                                                                                        Securities
Name and                                                             Other Annual      Restricted       Underlying       All Other
Principal Position            Year       Salary         Bonus        Compensation    Stock Award(s)    Options/SARs    Compensation
------------------            ----       ------         -----        ------------    --------------    ------------    ------------
                                           ($)           ($)              ($)              ($)            (#)(1)            ($)

Robert J. Capetola,           1998        $231,094     $160,000(2)        --               --             271,840           --
Ph.D.                         1997        $225,000     $ 50,000(3)        --               --               --              --
President, Chief Executive    1996         $56,250         --             --               --               --              --
Officer and Director

James S. Kuo, M.D.            1998         $71,094         --             --               --              30,000       87,500 (6)
President, Chief Executive    1997        $175,000     $ 50,000(4)        --               (5)             77,831           --
Officer and Director          1996        $102,708     $ 30,000(4)        --               --                --             --

Harry Brittain                1998        $143,667     $ 40,000           --               --              93,344           --
Vice President                1997        $142,000     $  5,000           --               --                --             --
                              1996         $23,267         --             --               --                --             --

Laurence B. Katz              1998        $143,458         --             --               --              93,344           --
Vice President                1997        $142,000     $  5,000           --               --                --             --
                              1996         $17,750         --             --               --                --             --

Christopher Schaber           1998        $133,333     $ 12,000           --               --              93,344           --
Vice President                1997        $125,000     $ 27,340(7)        --               --                --             --
                              1996         $17,548                        --               --                --             --

Thomas Wiswell                1998        $200,000         --             --               --              93,344           --
Vice President                1997        $116,667     $  7,000           --               --                --             --
                              1996         --              --             --               --                --             --


(1)  Includes Contingent Milestone Options.
(2) $60,000 represents 1997 bonus paid in 1998; $100,000 - represents signing bonus for Discovery contract signed 06/98.
(3)  $50,000 represents 1996 signing bonus paid in 1997.
(4) Bonus amounts earned by Dr. Kuo with respect to 1996 and 1997 were paid to Dr. Kuo in 1997 and 1998, respectively.
(5) In May 1996, Old Discovery issued 340,000 shares of Old Common Stock, par value $0.001 per share ("Old Discovery Common Stock") to Dr. Kuo at a purchase price of $0.002. At the time of issuance, there was no market for such shares. Such shares were converted into 132,313 shares of Common Stock as a result of the 1997 Merger and the Reverse Split.
(6)  Represents a 50% of a total $175,000 severance payment.
(7)  $5,340 represents 1996 bonus paid in 1997.


                      Option Grants In Last Fiscal Year (1)

The following table contains information concerning the stock option grants (including grants of Contingent Milestone Options) made to the Named Officers for the fiscal year ended December 31, 1998. No stock appreciation rights were granted to these individuals during such year.

                                                    Number of Securities       % of Total Options
                                                      Underlying Options      Granted to Employees       Exercise or Base
             Name                 Expiration Date          Granted               in Fiscal Year          Price ($/sh)(2)
             ----                 ---------------          -------               --------------          ---------------

Robert J. Capetola, Ph.D            3/05/08                43,010                    3.77%                    $4.06
                                    6/16/08               115,090                   10.08%                    $4.44
                                    6/16/08                59,500                    5.21%                    $4.44
                                    6/16/08                54,240                    4.75%                    $4.44

James S. Kuo, M.D.                  1/02/08                30,000                    2.63%                    $3.94


Harry Brittain                      3/05/08                14,813                    1.30%                    $4.06
                                    6/16/08                39,638                    3.47%                    $4.44
                                    6/16/08                20,493                    1.79%                    $4.44
                                    6/16/08                18,400                    1.61%                    $4.44

Laurence B. Katz                    3/05/08                14,813                    1.30%                    $4.06
                                    6/16/08                39,638                    3.47%                    $4.44
                                    6/16/08                20,493                    1.79%                    $4.44
                                    6/16/08                18,400                    1.61%                    $4.44

Christopher Schaber                 3/05/08                14,813                    1.30%                    $4.06
                                    6/16/08                39,638                    3.47%                    $4.44
                                    6/16/08                20,493                    1.79%                    $4.44
                                    6/16/08                18,400                    1.61%                    $4.44

Thomas Wiswell                      3/05/08                14,813                    1.30%                    $4.06
                                    6/16/08                39,638                    3.47%                    $4.44
                                    6/16/08                20,493                    1.79%                    $4.44
                                    6/16/08                18,400                    1.61%                    $4.44


(1) The options granted to Dr. Kuo during 1998 are fully vested.

(2) The exercise price of options issued by Discovery may be paid in cash, in shares of Common Stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. Discovery may also finance the exercise of options issued by Discovery by loaning the optionee sufficient funds to pay the exercise price for the purchased shares.

               Aggregate Option Exercises In Last Fiscal Year And
                         Fiscal Year-End Option Values

The following table sets forth information concerning option exercises and option holdings (including Contingent Milestone Options) for the fiscal year ended December 31, 1998 with respect to the Named Officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                     Number of Securities Underlying              Value of Unexercised
                                                    Unexercised Options at FY-End (#)      In The Money Options at FY-End(1)
                               Shares Acquired      ---------------------------------      ---------------------------------
            Name               on Exercise(#)       Exercisable      Unexercisable           Exercisable     Unexercisable
            ----               --------------       -----------      -------------           -----------     -------------

Robert J. Capetola, Ph.D           98,280             367,623          113,740                 $46,202            --
James S. Kuo, M.D.(3)
Harry Brittain                       --               107,831             --                  $165,001            --
Laurence B. Katz                   15,600             42,205            66,739                 $29,810          $9,937
Christopher Schaber                  --               53,905            70,639                 $59,621          $19,874
Thomas Wiswell                       --               53,905            70,639                 $59,621          $19,874
                                     --               64,630            79,414                 $83,187          $40,405



(1) Based on the fair market value of the Common Stock at year-end, $2.63 per share, less the exercise price payable for such shares.

Employment Agreements

Dr. Capetola has been retained as President and Chief Executive Officer of the Company for a four-year period that commenced June 16, 1998. Pursuant to the Capetola Employment Agreement, Dr. Capetola is currently entitled to a base salary of $245,700 per annum and a minimum increase in such base salary of 5% per annum. Dr. Capetola is entitled to a minimum annual bonus equal to 20% of his base salary and received a $100,000 signing bonus upon execution of the Capetola Employment Agreement. Dr. Capetola is also entitled to a $50,000 bonus upon the execution of each partnering or similar arrangement involving Surfaxin having a value to the Company in excess of $10 million and a discretionary bonus, as determined by the Compensation Committee, to be paid in either cash or equity, upon the completion of Phase 2 or 3 clinical trials or the receipt of marketing approval with respect to any portfolio compound of the Company.

The Company has agreed to provide Dr. Capetola with $2 million in life insurance and long-term disability insurance, subject to a combined premium cap of $15,000 per year, during the term of the Capetola Employment Agreement.

The Capetola Employment Agreement has a term of four years expiring June 15, 2002. In the event the Capetola Employment Agreement is terminated prior to such date without cause, Dr. Capetola will be entitled to severance pay equal to 18 months of his base salary, which will not be subject to set-off for any compensation received by Dr. Capetola from subsequent employment. Dr. Capetola has agreed not to engage in certain activities competitive with the business of the Company for a period of 18 months following any termination of his employment with the Company.

Pursuant to employment agreements with the Company executed simultaneously with the closing of the 1998 Merger, each of Harry Brittan, Ph.D., the Company's Vice President of Pharmaceutical and Chemical Development, Christopher J. Schaber, the Company's Vice President of Regulatory Affairs and Quality Control, Laurence
B. Katz, the Company's Vice President of Project Management and Clinical Administration, and Thomas Wiswell, the Company's Vice President of Clinical Research, has been retained for a term of three years ending June 15, 2001 at the following respective base salaries currently in effect: $151,410; $153,000; $151,410; and $204,000. Mr. Brittain was paid a $40,000 relocation bonus purusant to the terms of his employment agreement and Mr. Schaber is paid an annual tuition reimbursement payment in the amount of $12,000. Each such officer is entitled to a discretionary year-end cash bonus and a discretionary bonus to be paid in either cash or equity upon the completion of Phase 2 or 3 clinical trials or the receipt of marketing approval with respect to any portfolio compound of the Company, in each case as determined by the Compensation Committee.

In the event Dr. Wiswell's employment agreement is terminated by Dr. Wiswell for good cause, Dr. Wiswell will be entitled to severance pay equal to six months of his base salary, which will not be subject to set-off for any compensation received by Dr. Wiswell from subsequent employment. In the event Dr. Brittain's, Mr. Schaber's or Dr . Katz's employment is terminated by the Company without good cause, such officer will be entitled to severance pay equal to six months of his base salary, which will be subject to set-off for any compensation received from subsequent employment during the severance period. Each of Dr. Brittain, Mr. Schaber, Dr. Katz and Dr. Wiswell has agreed not to engage in activities competitive with the business of the Company for a period of 18 months following any termination of his employment with the Company, provided that in the case of Dr. Wiswell, such agreement will be inapplicable if his employment is terminated by the Company without good cause or by Dr. Wiswell for cause.

Director Compensation

Pursuant to Discovery's 1998 Stock Incentive Plan, non-employee Directors of Discovery are entitled to receive an award of options for the purchase of 20,000 shares of Common Stock upon their election to the Board of Directors of Discovery (the "Discovery Board") and an annual award of options for the purchase of 10,000 shares of Common Stock following each annual meeting of stockholders at which they are reelected provided they have served for at least six months prior to such meeting. Each such option has an exercise price equal to 60% of the fair market value of Common Stock on its date of grant and has a maximum term of ten years, subject to earlier termination should the optionee cease to serve as a Director of the Company. Each option is immediately exercisable for all of the option shares. However, the option shares are subject to repurchase by the Company, at the exercise price paid per share, in the event of the optionee's termination of service prior to vesting in the shares. Director options vest in four equal annual installments commencing six months after the date of grant. In addition, each Discovery Director receives cash compensation in the amount of $1,500 per quarter, $1,000 for each meeting of the Board of Directors attended in person and $500 for each meeting of the Board of Directors attended telephonically. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's Board is comprised of Dr. Rosenthale, Mr. McDade and Mr. Kanzer. Neither Dr. Rosenthale nor Mr. McDade was at any time during the fiscal year ended December 31, 1997, or at any other time, an officer or employee of the Company. Mr. Kanzer serves as Chairman of the Board of Discovery. Neither Dr. Rosenthale, Mr. McDade nor Mr. Kanzer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth certain information, as of April 7, 1999, regarding the beneficial ownership of the Common Stock and Series B Preferred Stock (i) by each of the executive officers and directors of the Company, (ii) by all officers and directors of the Company as a group and (iii) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock or the Series B Preferred Stock.

Management



                                                                    Number of
                                                                    Shares
      Name and Address of Beneficial                                Beneficially    Percentage of Class
      Owner (1)                              Title of Stock         Owned           Beneficially Owned
      ---------                              --------------         -----           ------------------


      Robert J. Capetola, Ph.D.(2)           Common Stock              812,703             12.08%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      James S. Kuo, M.D. (3)                 Common Stock              240,145              3.71%
      Myriad Genetics, Incorporated
      320 Wakara Way
      Salt Lake City, Utah  84106

      Steve H. Kanzer, C.P.A., Esq. (4)      Common Stock              235,530              3.67%
      Institute for Drug Research, Inc.
      787 Seventh Avenue, 48th Floor
      New York, New York 10019

      Evan Myrianthopoulos (5)               Common Stock              154,040              2.39%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Cynthia Davis (6)                      Common Stock               61,821              1.00%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Lisa Mastroianni  (7)                  Common Stock               41,503                *
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Thomas Wiswell (8)                     Common Stock              160,751              2.47%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Chris Schaber (9)                      Common Stock              157,351              2.43%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Laurence Katz (10)                     Common Stock              158,351              2.44%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Harry Brittain (11)                    Common Stock              157,851              2.44%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Marvin Rosenthale (12)                 Common Stock               25,600                *
      14 Burning Tree Road
      Newport Beach, California 92660



                                                                    Number of
                                                                    Shares
      Name and Address of Beneficial                                Beneficially    Percentage of Class
      Owner (1)                              Title of Stock         Owned           Beneficially Owned
      ---------                              --------------         -----           ------------------
      Huei Tsai, Ph. D. (13)                 Common Stock              167,851              2.59%
      350 South Main Street, Suite 307
      Doylestown, Pennsylvania  18901

      Milton Packer (12)                     Common Stock               25,600                *
      Columbia University.
      College of Physicians
      630 West 168th Street
      New York, New York 10032

      Richard Power (14)                     Common Stock               28,268                *
      The Sage Group
      245 Route 22 West, Suite 304
      Bridgewater, New Jersey 08807

      Herbert McDade (15)                    Common Stock               23,619                *
      1421 Partridge Place North
      Boynton Beach, Florida 33436

      Max Link, Ph.D. (16)                   Common Stock               56,819                *
      230 Central Park West, Apt.14A
      New York, New York  10024

      Mark C. Rogers, M.D. (17)              Common Stock               59,683                *
      Paramount Capital Incorporated
      787 Seventh Avenue, 48th Floor
      New York, New York 10019

      Richard Sperber (18)                   Common Stock               19,274                *
      11 Island Avenue, Suite 403
      Miami Beach, Florida 33139

      David Naveh, Ph.D. (19)                Common Stock               21,600                *
      Bayer Corporation
      800 Dwight Way
      P.O. Box 1986
      Berkeley, California 94701-1986

      All Discovery directors and officers   Common Stock            2,608,360              32.96%
      as a group (11 persons)

-------------

* Less than 1%.

Principal Stockholders

                                                                    Number of
                                                                    Shares
      Name and Address of Beneficial                                Beneficially    Percentage of Class
      Owner  (1)                               Title of Stock       Owned           Beneficially Owned
      -------------------------------------    --------------       ------------    ------------------

      The Aries Master Fund, a Cayman        Common Stock            1,053,567              14.40%
      Island Exempted Company (20)
      c/o Mees Pierson (Cayman) Limited
      P.O. Box 2003                          Series B Preferred        173,250              10.03%
      British American Centre, Phase 3       Stock
      Dr. Roy's Drive
      George Town, Grand Cayman

      Aries Domestic Fund, L.P.(21)          Common Stock              448,384               6.62%
      787 Seventh Avenue, 48th Floor
      New York, NY 10019

      RAQ, LLC (22)                          Common Stock            1,001,739              17.11%
      787 Seventh Avenue, 48th Floor
      New York, NY 10019


                                                                    Number of
                                                                    Shares
      Name and Address of Beneficial                                Beneficially    Percentage of Class
      Owner  (1)                               Title of Stock       Owned           Beneficially Owned
      -------------------------------------    --------------       ------------    ------------------


      Lindsay A. Rosenwald, M.D.(22)         Common Stock            2,779,784              36.64%
      787 Seventh Avenue, 48th Floor
      New York, NY 10019                     Series B Preferred        326,298              17.99%
                                             Stock

      Paramount Capital Asset                Common Stock            1,501,952              19.44%
        Management, Inc. (22)
      787 Seventh Avenue, 48th Floor         Series B Preferred        247,500              14.27%
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

(2) Includes 21,793 shares of Common Stock issuable on the exercise of outstanding options granted on April 17, 1997; 43,010 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 115,090 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 187,730 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable and fully vested.

         Does not include 113,740 shares of Common Stock underlying Contingent Milestone Options.

(3) Includes 77,831 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1997 and 30,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1998, all of which are immediately exercisable and fully vested.

(4) Includes 15,566 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1997; 30,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1998; and 20,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999. Shares of Common Stock subject to such options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to such options remain subject to the Company's right to repurchase at the exercise price paid per share. Does not include an additional 35,413 shares of Common Stock owned by certain family members of Mr. Kanzer, as to which Mr. Kanzer disclaims beneficial ownership.

(5) Includes 11,675 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1997; 30,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1998; and 40,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to such options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to such options remain subject to the Company's right to repurchase at the exercise price paid per share. Does not include an additional 1,906 shares of Common Stock owned by Mr. Myrianthopoulos' brother, as to which Mr. Myrianthopoulos disclaims beneficial ownership.

(6) Includes 1,950 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1997; 8,775 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1998; 4,428 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 11,848 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 28,270 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on March 5, 1998 vest in three equal annual installments, the first installment of which will vest on the first year anniversary of June 16, 1998. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Does not include 13,785 shares of Common Stock underlying Contingent Milestone Options.

(7) Includes 7,800 shares of Common Stock issuable on the exercise of outstanding options granted on January 2, 1997; 4,326 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 11,577 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 10,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on March 5, 1998 vest in three equal annual installments, the first installment of which will vest on the first year anniversary of June 16, 1998. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Does not include 11,137 shares of Common Stock underlying Contingent Milestone Options.

(8) Includes 3,900 shares of Common Stock issuable on the exercise of outstanding options granted on April 17, 1997; 46,800 shares of Common Stock issuable on the exercise of outstanding options granted on June 2, 1997; 14,813 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 39,638 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 40,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on March 5, 1998 vest in three equal annual installments, the first installment of which will vest on the first year anniversary of June 16, 1998. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Does not include 38,893 shares of Common Stock underlying Contingent Milestone Options.

(9) Includes 31,200 shares of Common Stock issuable on the exercise of outstanding options granted on October 28, 1996; 14,813 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 39,638 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 40,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on March 5, 1998 vest in three equal annual installments, the first installment of which will vest on the first year anniversary of June 16, 1998. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Does not include 38,893 shares of Common Stock underlying Contingent Milestone Options.

(10) Includes 31,200 shares of Common Stock issuable on the exercise of outstanding options granted on October 28, 1996; 14,813 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 39,638 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 40,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on March 5, 1998 vest in three equal annual installments, the first installment of which will vest on the first year anniversary of June 16, 1998. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Does not include 38,893 shares of Common Stock underlying Contingent Milestone Options.

(11) Includes 15,600 shares of Common Stock issuable on the exercise of outstanding options granted on October 28, 1996; 14,813 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 39,638 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 40,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on March 5, 1998 vest in three equal annual installments, the first installment of which will vest on the first year anniversary of June 16, 1998. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Does not include 38,893 shares of Common Stock underlying Contingent Milestone Options.

(12) Consists of 7,800 shares of Common Stock issuable on the exercise of outstanding options granted on November 1, 1996; 7,800 shares of Common Stock issuable on the exercise of outstanding options granted on January 30, 1998; and 10,000 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on June 16, 1998 vest in four successive equal annual installments over the optionee's period of service, beginning six months after the option grant date. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in three equal annual installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(13) Includes 31,200 shares of Common Stock issuable on the exercise of outstanding options granted on February 16, 1997; 14,183 shares of Common Stock issuable on the exercise of outstanding options granted on March 5, 1998; 39,638 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998; and 40,000 shares of Common Stock issuable on the exercise of outstanding options granted on January 1, 1999, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on March 5, 1998 vest in three equal annual installments, the first installment of which will vest on the first year anniversary of June 16, 1998. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in thirty-six equal monthly installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Does not include 38,893 shares of Common Stock underlying Contingent Milestone Options.

(14) Includes 4,368 shares of Common Stock issuable on the exercise of outstanding options granted on October 10, 1996 and 10,000 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998, all of which are immediately exercisable. Shares of Common Stock subject to the options granted on June 16, 1998 vest in four successive equal annual installments over the optionee's period of service, beginning six months after the option grant date. Shares of Common Stock subject to the remaining options vest twenty five percent at the time of grant with the balance vesting in three equal annual installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(15) Includes 13,619 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

         Also includes 10,000 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998, all of which are immediately exercisable and which vest in four successive equal annual installments over the optionee's period of service, beginning six months after the option grant date. Unvested shares of Common Stock subject to the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(16) Includes 23,400 shares of Common Stock issuable on the exercise of outstanding options granted on October 28, 1996 and 3,891 shares of Common Stock issuable on the exercise of outstanding options granted on September 1, 1996, all of which are immediately exercisable. Shares of Common Stock subject to the foregoing options vest twenty five percent at the time of grant with the balance vesting in three equal annual installments upon the optionee's successive completion of service with the Company. Unvested shares of Common Stock subject to the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

         Also includes 10,000 shares of Common Stock which vest in four successive equal annual installments over the optionee's period of service, beginning six months after June 16, 1998. Unvested shares of such Common Stock remain subject to the Company's right to repurchase such shares at the exercise price paid per share.

(17) Includes 13,619 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

         Also includes 10,000 shares of Common Stock issuable on the exercise of outstanding options granted on June 16, 1998, all of which are immediately exercisable and which vest in four successive equal annual installments over the optionee's period of service, beginning six months after the option grant date and 31,200 shares of Common Stock issuable on the exercise of outstanding options granted on October 28, 1996 which vest twenty five percent at the time of grant with the balance vesting in three equal annual installments upon the optionee's successive completion of service with the Company, all of which are also immediately exercisable. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(18) Includes 9,274 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

         Also includes 10,000 shares of Common Stock which vest in four successive equal annual installments over the optionee's period of service, beginning six months after June 16, 1998. Unvested shares of such Common Stock remain subject to the Company's right to repurchase such shares at the exercise price paid per share.

(19) Includes 7,600 shares of Common Stock issuable on the exercise of outstanding options, all of which are immediately exercisable and fully vested.

         Also includes 10,000 shares of Common Stock which vest in four successive equal annual installments over the optionee's period of service, beginning six months after June 16, 1998. Unvested shares of such Common Stock remain subject to the Company's right to repurchase such shares at the exercise price paid per share.

(20) Beneficial ownership of Common Stock includes (i) 490,338 shares issuable on the conversion of Series B Preferred Stock, (ii) 6,129 shares issuable upon exercise of warrants, all of which are exercisable within 60 days of the date hereof, (iii) 49,034 shares issuable on the conversion of Series B Preferred Stock issuable on the exercise of warrants, all of which are exercisable within 60 days of the date hereof and (iv) 204,787 shares issuable upon exercise of Series C Warrants issued in the 1999 Financing, all of which are exercisable within 60 days of the date hereof.

         Beneficial ownership of Series B Preferred Stock includes 15,750 shares issuable on the exercise of warrants, all of which are exercisable within 60 days of the date hereof.

(21) Beneficial ownership of Common Stock includes (i) 210,245 shares issuable on the conversion of Series B Preferred Stock, (ii) 2,626 shares issuable upon exercise of warrants, all of which are exercisable within 60 days of the date hereof, (iii) 21,014 shares issuable on the conversion of Series B Preferred Stock issuable on the exercise of warrants, all of which are exercisable within 60 days of the date hereof and (iv) 87,766 shares issuable upon exercise of Series C Warrants issued in the 1999 Financing, all of which are exercisable within 60 days of the date hereof.

(22) Dr. Rosenwald is Chairman, President and sole stockholder of Paramount Capital Asset Management, Inc. ("PCAM"). PCAM is the general partner of Aries Domestic Fund, L.P. ("Aries Domestic") and the investment manager of The Aries Master Fund, a Cayman Island Exempted Company ("Aries Fund" and, together with Aries Domestic, "Aries"). As a consequence of these relationships, each of Dr. Rosenwald and PCAM may be deemed to share beneficial ownership of the Common Stock and Series B Preferred Stock beneficially owned by Aries. Dr. Rosenwald is also the Managing Member of RAQ, LLC and, accordingly, may be deemed to have beneficial ownership of the Common Stock beneficially owned by RAQ, LLC. Dr. Rosenwald disclaims beneficial ownership of any securities issuable upon exercise of warrants granted to employees of Paramount Capital, Incorporated ("Paramount Capital").

         PCAM's and Dr. Rosenwald's beneficial ownership of Common Stock includes (i) 700,483 shares issuable upon conversion of Series B Preferred Stock held by Aries, (ii) 8,755 shares issuable upon exercise of warrants exercisable for Common Stock held by Aries, all of which are exercisable within 60 days of the date hereof, (iii) 70,048 shares issuable upon exercise of warrants exercisable for Series B Preferred Stock held by Aries, all of which are exercisable within 60 days of the date hereof and (iv) 292,553 shares issuable upon exercise of Series C Warrants issued in the 1999 Financing, all of which are exercisable within 60 days of the date hereof. Dr. Rosenwald's beneficial ownership also includes (v) 111 shares issuable upon exercise of outstanding options held by Dr. Rosenwald, (vi) 30,664 shares issuable upon exercise of warrants exercisable for Common Stock held by Dr. Rosenwald and (vii) 245,318 shares issuable upon exercise of warrants exercisable for Series B Preferred Stock, all of which are exercisable within 60 days of the date hereof.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March and April 1999, the Company placed $1,000,000 in Common Stock and Class C Warrants with investors that included Aries Domestic Fund, L.P. and The Aries Master Fund, each of which was, or was affiliated with, a 5%-or-greater beneficial owner of the Common Stock. See "Recent Events; Completion of Mergers" in Item 1 of this Report.

The Company leases its principal executive offices from Huei Tsai, Ph.D., the Vice President of Biometrics of the Company. Pursuant to such lease, the Company pays Dr. Tsai base rent of $186,200 per annum (subject to escalation in subsequent years) and is liable for its proportionate share of real estate taxes levied and certain operation and maintenance expenses incurred with respect to the building in which the Company's offices are located. The Company believes that the terms of its lease with Dr. Tsai are comparable to the terms that would be obtained form an unrelated third party lessor. The space leased by the Company was renovated in part by a construction company owned by the spouse of Cynthia Davis, the Controller of the Company. The cost of such portion of the renovations was approximately $60,000, of which $25,000 was paid by Dr. Tsai pursuant to the terms of the Company's space lease.

In October 1996, ATI entered into a consulting agreement with The Sage Group pursuant to which The Sage Group was paid a monthly consulting fee of $7,500 through March 1998. The Company's consulting arrangement with The Sage Group was modified in April 1998 to provide for a monthly payment of $4,000, and to make such agreement terminable at any time upon 30 days' notice by the Company. In October 1998, such consulting agreement was further modified to provide that twice the amount of the reduced portion of the consulting fee (i.e., $3,500 per month commencing with October 1998) would be paid to The Sage Group upon consummation of a corporate partnering transaction.

In November 1997, ATI entered into a second agreement with The Sage Group relating to the provision of introductions to and the negotiation of partnering transactions with potential strategic partners. Upon the consummation of any strategic partnering transaction with an entity introduced by The Sage Group. The Sage Group will be entitled to receive options for the purchase of 19,000 shares of Common Stock at fair market value. Richard Power, a director of ATI, is a principal and the executive director of The Sage Group.

Simultaneously with and as a condition to the closing of the 1997 Merger, the Company repaid to Titan Pharmaceuticals, Inc. ("Titan"), which was a 32% stockholder of Discovery at such time, all outstanding indebtedness of Discovery to Titan (including indebtedness under a convertible debenture in the original principal amount of $1 million purchased by Titan in March 1997) pursuant to agreements (the "Titan Agreements") reached between Discovery and Titan at the time the merger agreement relating to the 1997 Merger was executed. Such indebtedness aggregated approximately $1,200,000. Also pursuant to the Titan Agreements, upon effectiveness of the 1997 Merger, (i) all of the capital stock of Discovery owned by Titan was surrendered to Discovery for cancellation (other than certain shares of capital stock currently held in escrow which will be cancelled upon their release from escrow) and (ii) Discovery's rights pursuant to the a license underlying certain drug products that had been subject to development efforts by Discovery prior to the 1997 Merger were transferred to Titan in exchange for Titan's agreement to pay a 2% royalty to Discovery on any sales of such drug products. Discovery's development efforts with respect to such drug products have since been abandoned.

From Discovery's inception until the closing of the 1997 Merger, Titan provided certain executive, administrative, financial, business development and regulatory services to Discovery. During the year ended December 31, 1997, Discovery incurred expenses in the aggregate of approximately $35,400 pursuant to the services arrangement. Discovery has in the past used certain facilities and equipment leased by Titan and reimbursed Titan for the expenses incurred by Titan with respect to such use, in addition to having entered an assignment and sublease with Titan, along with the other subsidiaries of Titan, under such equipment lease. Discovery's liability with respect to such equipment lease has been terminated.

Pursuant to a private equity offering conducted during June through November 1996 (the "Unit Offering") in which Paramount Capital acted as placement agent for Old Discovery, Old Discovery raised aggregate gross proceeds of approximately $22,002,000. In connection with services rendered by Paramount Capital as placement agent for the Unit Offering, and pursuant to a placement agency agreement (the "Placement Agency Agreement") entered into by Old Discovery and Paramount Capital, Old Discovery paid Paramount Capital cash commissions of approximately $1,980,000 and a non-accountable expense allowance of approximately $880,000. In addition, Old Discovery issued placement warrants to Paramount Capital that were assumed by the Company in the 1997 Merger and are currently exercisable for 220,026 shares of Series B Convertible Preferred Stock at an exercise price of $11 per share and 85,624 shares of Common Stock at an exercise price of $0.64 per share. Pursuant to the Placement Agency Agreement, on November 7, 1996, Old Discovery and Paramount Capital entered into a financial advisory agreement (the "Financial Advisory Agreement"), pursuant to which Paramount Capital received a monthly retainer of $4,000 per month through December 1998 (all of which was pre-paid by Discovery), plus expenses and success fees. The Financial Advisory Agreement was assumed by Discovery in the 1997 Merger.

Dr. Lindsay Rosenwald, M.D. is the sole stockholder of PCAM (which in turn is the general partner of the Aries Domestic Fund, L.P. ("Aries Domestic") and the investment manager of The Aries Fund, a Cayman Island Trust ("Aries Fund" and, together with Aries Domestic, "Aries")) and the Chairman of the Board of Directors, Chief Executive Officer, President and sole stockholder of Paramount Capital. Dr. Rosenwald is also a director of Titan and, prior to the 1997 Merger, was a director of Discovery.

Mark Rogers, M.D., a Director of the Company, is the President of Paramount Capital. Steve H. Kanzer, the Chairman of the Board of Directors, was a full-time officer of Paramount Capital and of Paramount Capital Investments, LLC ("Paramount Investments"), an affiliate of Paramount Capital, until March 1998.

Discovery has agreed pursuant to its charter documents to indemnify its Directors to the maximum extent permissible under the General Corporation Law of the State of Delaware.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b)     Reports On Form 8-K

Two reports on Form 8-K were filed by the Company during the three months ended December 31, 1998. One report was filed on November 13, 1998, relating to publishing an interim report to shareholders. The second report was filed on December 11, 1998, relating to an adjustment to the conversion price of the Series B Preferred Stock effected in accordance with its terms.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)


Contents


                                                                                                          Page
                                                                                                          ----
Consolidated Financial Statements

   Independent auditors' report                                                                            F-2

   Balance sheet as of December 31, 1998                                                                   F-3

   Statements of operations for the years ended December 31, 1998 and 1997 and the
      period from May 18, 1993 (inception) through December 31, 1998                                       F-4

   Statements of changes in stockholders' equity for the period from May 18, 1993 (inception)
      through December 31, 1998                                                                            F-5

   Statements of cash flows for the years ended December 31, 1998 and 1997 and the
      period from May 18, 1993 (inception) through December 31, 1998                                       F-6

   Notes to financial statements                                                                           F-7


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Discovery Laboratories, Inc.
Doylestown, Pennsylvania

We have audited the accompanying consolidated balance sheet of Discovery Laboratories, Inc. and subsidiary (a development stage company) as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998, and the period from May 18, 1993 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Discovery Laboratories, Inc. and subsidiary as of December 31, 1998 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1998, and the period from May 18, 1993 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
February 24, 1999

With respect to the last paragraph of Note A, April 7, 1999

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheet
December 31, 1998

ASSETS
Current assets:
   Cash and cash equivalents                                                                         $  1,474,000
   Marketable securities                                                                                2,544,000
   Prepaid expenses and other current assets                                                              203,000
                                                                                                     ------------
           Total current assets                                                                         4,221,000

Property and equipment, net of depreciation                                                               326,000
Security deposits                                                                                          18,000
                                                                                                     ------------
                                                                                                     $  4,565,000
                                                                                                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                             $  1,088,000
                                                                                                     ------------
Commitments (Notes E and H)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
      Series B convertible; 1,946,881 shares issued and outstanding (liquidation preference                 2,000
        $26,282,000)
      Series C redeemable convertible; 2,039 shares issued and outstanding (liquidation
        preference $2,277,000)                                                                          2,277,000
   Common stock, $.001 par value; 20,000,000 authorized; 5,085,281 shares issued                            5,000
   Treasury stock (15,600 shares of common stock at cost)                                                 (39,000)
   Additional paid-in capital                                                                          29,842,000
   Unearned portion of compensatory stock options                                                        (124,000)
   Deficit accumulated during the development stage                                                   (28,505,000)
   Accumulated other comprehensive income:  unrealized gain on marketable securities
      available for sale                                                                                   19,000
                                                                                                     ------------
           Total stockholders' equity                                                                   3,477,000
                                                                                                     ------------
                                                                                                     $  4,565,000
                                                                                                     ============

See notes to financial statements                                           F-3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations

                                                                                                               May 18, 1993
                                                                                  Year Ended                    (Inception)
                                                                                  December 31,                    Through
                                                                        -------------------------------         December 31,
                                                                              1998              1997                1998
                                                                        -----------------------------------------------------
Interest income                                                         $    394,000        $   713,000        $    1,312,000
                                                                        ------------        -----------        --------------
Expenses:
   Write-off of acquired in-process research and development
      and supplies                                                         8,220,000          3,663,000            14,083,000
   Research and development                                                5,055,000          4,378,000             9,973,000
   General and administrative                                              2,788,000          1,836,000             5,334,000
   Interest                                                                                                            11,000
                                                                        ------------        -----------        --------------
        Total expenses                                                    16,063,000          9,877,000            29,401,000
                                                                        ------------        -----------        --------------
                                                                         (15,669,000)        (9,164,000)          (28,089,000)
Minority interest in net loss of subsidiary                                   24,000                                   26,000
                                                                        ------------        -----------        --------------
Net loss                                                                 (15,645,000)        (9,164,000)          (28,063,000)

Other comprehensive income:
   Unrealized gain on marketable securities available for sale                19,000                                  19,000
                                                                        ------------        -----------        -------------
Total comprehensive loss                                                $(15,626,000)       $(9,164,000)       $ (28,044,000)
                                                                        ============        ===========        =============
Net loss per share - basic and diluted (Note B[9])                            $(4.02)            $(3.42)
                                                                              ======             ======
Weighted average number of common shares
   outstanding                                                             3,896,000          2,679,000
                                                                           =========          =========
                                                                                                                         F-4

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
May 18, 1993 (Inception) Through December 31, 1998




                                                    Common Stock          Treasury Stock
                                                  -----------------     ------------------
                                                  Shares     Amount     Shares      Amount
                                                  -------   --------    ------      ------
Issuance of common shares, May 1993               440,720   $ 1,000
Net loss
Expenses paid on behalf of the Company
                                               ----------   -------
Balance - December 31, 1993                       440,720     1,000
Net loss
                                               ----------   -------
Balance - December 31, 1994                       440,720     1,000
Issuance of common shares, February 1995          143,016
Net loss
Payment on stock subscriptions
Expenses paid on behalf of the Company
                                               ----------   -------
Balance - December 31, 1995                       583,736     1,000
Issuance of common shares, March 1996           1,070,175     1,000
Issuance of private placement units August,
   October and November 1996                      856,138     1,000
Issuance of common shares for cash and
   compensation, September 1996                    82,502
Exercise of stock options, July and October        19,458
1996
Net loss
                                               ----------   -------
Balance - December 31, 1996                     2,612,009     3,000
Private placement expenses
Issuance of common shares pursuant to
   Ansan Merger                                   546,433
Exercise of stock options, July, August and
   October 1997                                    17,513
Accumulated dividends on preferred stock
Net loss
                                               ----------   -------
Balance - December 31, 1997                     3,175,955     3,000
Issuance of common shares pursuant to
   ATI Merger                                   1,033,500     1,000
Fair value of common stock issuable on
   exercise of ATI options
Series C preferred stock issued pursuant to
   ATI Merger
Accrued dividends payable on Series C
   preferred stock at time of ATI Merger
Common stock issued in settlement of
   Series C preferred stock dividends              49,846
Exercise of stock options, July and
   December 1998                                  131,676
Series B preferred stock converted                685,103     1,000
Noncash exercise of private placement
   warrants                                         9,201
Dividends payable on Series C preferred stock
Treasury stock acquired                                                  (31,750) $ (90,000)
Treasury stock issued in payment for services                             16,150     51,000
Unrealized gain on marketable securities
   available for sale
Fair value of options granted
Amortization of unearned portion of
   compensatory stock options
Net loss
                                               ----------   -------    ---------  ---------
Balance - December 31, 1998                     5,085,281   $ 5,000      (15,600) $ (39,000)
                                               ==========   =======    =========  =========

[RESTUB]

                                                               Preferred Stock
                                                 ----------------------------------------
                                                      Series B               Series C             Stock        Additional
                                                 ------------------     -----------------     Subscriptions      Paid-in
                                                 Shares      Amount     Shares     Amount       Receivable       Capital
                                                 ------      ------     ------     ------      ------------    -----------
Issuance of common shares, May 1993                                                             $ (2,000)      $      1,000
Net loss
Expenses paid on behalf of the Company                                                             1,000
                                                                                              ----------       ------------
Balance - December 31, 1993                                                                       (1,000)             1,000
Net loss
Balance - December 31, 1994                                                                       (1,000)             1,000
Issuance of common shares, February 1995                                                          (1,000)             1,000
Net loss
Payment on stock subscriptions                                                                     2,000
Expenses paid on behalf of the Company                                                                               18,000
                                                                                              ----------       ------------
Balance - December 31, 1995                                                                            0             20,000
Issuance of common shares, March 1996                                                                                 5,000
Issuance of private placement units August,
   October and November 1996                    2,200,256   $ 2,000                                              18,933,000
Issuance of common shares for cash and
   compensation, September 1996                                                                                      42,000
Exercise of stock options, July and October                                                                           7,000
1996
Net loss
                                               ----------   ---------                         ----------       ------------
Balance - December 31, 1996                     2,200,256      2,000                                   0         19,007,000
Private placement expenses                                                                                          (11,000)
Issuance of common shares pursuant to
   Ansan Merger                                                                                                   2,459,000
Exercise of stock options, July, August and
   October 1997                                                                                                       9,000
Accumulated dividends on preferred stock
Net loss
                                               ----------   ---------                         ----------       ------------
Balance - December 31, 1997                     2,200,256      2,000                                   0         21,464,000
Issuance of common shares pursuant to
   ATI Merger                                                                                                     5,037,000
Fair value of common stock issuable on
   exercise of ATI options                                                                                        2,966,000
Series C preferred stock issued pursuant to
   ATI Merger                                                            2,039   $ 2,039,000
Accrued dividends payable on Series C
   preferred stock at time of ATI Merger                                             238,000
Common stock issued in settlement of
   Series C preferred stock dividends                                               (204,000)                       204,000
Exercise of stock options, July and
   December 1998                                                                                                     30,000
Series B preferred stock converted               (253,375)                                                           (1,000)
Noncash exercise of private placement
   warrants
Dividends payable on Series C preferred stock                                        204,000
Treasury stock acquired
Treasury stock issued in payment for services
Unrealized gain on marketable securities
   available for sale
Fair value of options granted                                                                                       142,000
Amortization of unearned portion of
   compensatory stock options
Net loss
                                               ----------   ---------  -------   -----------  ----------       ------------
Balance - December 31, 1998                     1,946,881   $ 2,000      2,039   $ 2,277,000    $      0       $ 29,842,000
                                               ==========   =======    =======   ===========    ========       ============

[RESTUB]

                                                Unearned                          Deficit
                                               Portion of      Accumulated      Accumulated
                                              Compensatory        Other         During the
                                                 Stock        Comprehensive     Development
                                                 Options           Income           Stage         Total
                                              -------------    ------------     ------------   ------------
Issuance of common shares, May 1993                                                            $          0
Net loss                                                                        $      (1,000)       (1,000)
Expenses paid on behalf of the Company                                                                1,000
                                                                                -------------  ------------
Balance - December 31, 1993                                                            (1,000)            0
Net loss                                                                                                  0
Balance - December 31, 1994                                                            (1,000)            0
Issuance of common shares, February 1995                                                                  0
Net loss                                                                              (17,000)      (17,000)
Payment on stock subscriptions                                                                        2,000
Expenses paid on behalf of the Company                                                               18,000
                                                                                -------------  ------------
Balance - December 31, 1995                                                           (18,000)        3,000
Issuance of common shares, March 1996                                                                 6,000
Issuance of private placement units August,
   October and November 1996                                                                     18,936,000
Issuance of common shares for cash and
   compensation, September 1996                                                                      42,000
Exercise of stock options, July and October                                                           7,000
1996
Net loss                                                                           (3,236,000)   (3,236,000)
                                                                                -------------  ------------
Balance - December 31, 1996                                                        (3,254,000)   15,758,000
Private placement expenses                                                                          (11,000)
Issuance of common shares pursuant to
   Ansan Merger                                                                                   2,459,000
Exercise of stock options, July, August and
   October 1997                                                                                       9,000
Accumulated dividends on preferred stock                                             (238,000)     (238,000)
Net loss                                                                           (9,164,000)   (9,164,000)
                                                                                -------------  ------------
Balance - December 31, 1997                                                       (12,656,000)    8,813,000
Issuance of common shares pursuant to
   ATI Merger                                                                                     5,038,000
Fair value of common stock issuable on
   exercise of ATI options                                                                        2,966,000
Series C preferred stock issued pursuant to
   ATI Merger                                                                                     2,039,000
Accrued dividends payable on Series C
   preferred stock at time of ATI Merger                                                            238,000
Common stock issued in settlement of
   Series C preferred stock dividends                                                                     0
Exercise of stock options, July and
   December 1998                                                                                     30,000
Series B preferred stock converted                                                                        0
Noncash exercise of private placement
   warrants                                                                                               0
Dividends payable on Series C preferred stock                                        (204,000)            0
Treasury stock acquired                                                                             (90,000)
Treasury stock issued in payment for services                                                        51,000
Unrealized gain on marketable securities
   available for sale                                             $19,000                            19,000
Fair value of options granted                  $ (142,000)                                                0
Amortization of unearned portion of
   compensatory stock options                      18,000                                            18,000
Net loss                                                                          (15,645,000)  (15,645,000)
                                              -----------     -----------       -------------  ------------
Balance - December 31, 1998                    $ (124,000)        $19,000       $ (28,505,000) $  3,477,000
                                               ==========         =======       =============  ============

See notes to financial statements                                           F-5

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows

                                                                                                                 May 18, 1993
                                                                                       Year Ended                (Inception)
                                                                                      December 31,                  Through
                                                                             ------------------------------       December 31,
                                                                                  1998             1997                1998
                                                                             -------------      -----------      -------------
Cash flows from operating activities:
   Net loss                                                                  $(15,645,000)      $(9,164,000)     $ (28,063,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Write-off of acquired in-process research and
           development and supplies                                             8,220,000         3,663,000         14,083,000
        Write-off of licenses                                                                       683,000            683,000
        Depreciation and amortization                                              65,000            40,000            129,000
        Compensatory stock options                                                 18,000                               18,000
        Changes in:
           Prepaid expenses and other current assets                              (13,000)         (141,000)          (172,000)
           Accounts payable and accrued expenses                                  523,000           129,000            882,000
           Other assets                                                            12,000           (30,000)           (18,000)
        Expenses paid on behalf of company                                                                              18,000
        Expenses paid using treasury stock                                         51,000                               51,000
        Employee stock compensation                                                                                     42,000
        Reduction of research and development supplies                                             (161,000)          (161,000)
                                                                             ------------       -----------      -------------
                  Net cash used in operating activities                        (6,769,000)       (4,981,000)       (12,508,000)
                                                                             ------------       -----------      -------------
Cash flows from investing activities:
   Acquisition of property and equipment                                         (235,000)         (114,000)          (432,000)
   Proceeds from disposal of property and equipment                                25,000                               25,000
   Acquisition of licenses                                                                                            (711,000)
   Purchase of marketable securities                                             (142,000)       (7,539,000)       (20,745,000)
   Proceeds from sale or maturity of marketable securities                      2,574,000        16,051,000         18,625,000
   Net cash payments on merger                                                   (216,000)       (1,454,000)        (1,670,000)
                                                                             ------------       -----------      -------------
                  Net cash provided by (used in) investing activities           2,006,000         6,944,000         (4,908,000)
                                                                             ------------       -----------      -------------
Cash flows from financing activities:
   Proceeds on private placements of units, net of expenses                                         (11,000)        18,925,000
   Purchase of treasury stock                                                     (90,000)                             (90,000)
   Collections on stock subscriptions and proceeds on exercise
      of stock options                                                             30,000             9,000             55,000
                                                                             ------------       -----------      -------------
                  Net cash (used in) provided by financing activities             (60,000)           (2,000)        18,890,000
                                                                             ------------       -----------      -------------
Net (decrease) increase in cash and cash equivalents                           (4,823,000)        1,961,000          1,474,000
Cash and cash equivalents - beginning of period                                 6,297,000         4,336,000
                                                                             ------------       -----------      -------------
Cash and cash equivalents - end of period                                    $  1,474,000       $ 6,297,000      $   1,474,000
                                                                             ============       ===========      =============
Noncash transactions:
   Accrued dividends on Series C preferred stock                             $    204,000       $   238,000      $     442,000
   Series C preferred stock dividends paid using common
      stock                                                                  $    204,000                        $     204,000

                                                                                                                           F-6

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Discovery Laboratories, Inc. (the "Company"), formerly known as Ansan Pharmaceuticals, Inc. ("Ansan"), was incorporated in Delaware on November 6, 1992 and was a wholly owned subsidiary of Titan Pharmaceuticals, Inc. ("Titan"). The Company was formed to license and develop pharmaceutical products to treat a variety of human diseases. In August 1995, Ansan issued its securities in an initial public offering and ceased to be a wholly owned subsidiary of Titan. In November 1997, Ansan merged (the "Ansan Merger") with Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), and was the surviving corporate entity. Subsequent to the Ansan Merger, Ansan changed its name to Discovery Laboratories, Inc. Pursuant to the Ansan Merger, each outstanding share of Old Discovery's common stock was converted into 1.167471 shares of the Company's common stock and each share of Old Discovery's Series A convertible preferred stock was converted into one share of the Company's Series B preferred stock (the "Ansan Exchange Ratios"). The Company also assumed all outstanding options and warrants to purchase Old Discovery's common stock and Series A preferred stock which became exercisable for the Company's common stock and Series B preferred stock, respectively, based on the Ansan Exchange Ratios. In connection with the Ansan Merger, the Company and Titan entered into arrangements providing for the relinquishment by the Company of rights to certain drug compounds and the transfer of such rights to Titan in exchange for
(i) a 2% net royalty payable by Titan to the Company from net sales of such drug compounds and (ii) the cancellation of all Ansan common stock owned by Titan. On consummation of the merger, 13,000 shares of Ansan Series A preferred stock held by Old Discovery were cancelled.

The Ansan Merger was accounted for as a reverse acquisition with Old Discovery as the acquirer for financial reporting purposes since Old Discovery's stockholders owned approximately 92% of the merged entity on a diluted basis. The consolidated financial statements include the accounts of Ansan from November 25, 1997 (the date of acquisition). The assets and liabilities acquired in the Ansan Merger were recorded at fair value on the date of the merger. The difference between the fair value of the net assets acquired and value of the common stock issued plus merger related costs was attributed to in-process research and development and was recorded as an expense upon acquisition.

The following assets were acquired and the costs of the acquisition were as follows:

     Assets acquired:
        Cash                                                     $  281,000
        Investments                                                 400,000
        Prepaid expenses                                             31,000
        Furniture and equipment                                      25,000
        In-process research and development                       3,663,000
                                                                 ----------
                                                                 $4,400,000
                                                                 ==========
     Acquisition costs:
        Assumption of accounts payable and
           accrued expenses                                      $  206,000

        Ansan Series A preferred stock (purchased by
           Old Discovery in July 1997 and cancelled
           upon completion of the Ansan Merger)                   1,300,000

        Common stock issued to Ansan
           stockholders, 546,433 shares, at fair value            2,459,000

        Transaction costs                                           435,000
                                                                 ----------
                                                                 $4,400,000
                                                                 ==========

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE A - THE COMPANY AND BASIS OF PRESENTATION  (CONTINUED)

In June 1998, ATI Acquisition Corp., a wholly owned subsidiary of the Company merged with and into a then majority owned subsidiary of the Company, Acute Therapeutics, Inc. ("ATI") with ATI being the surviving entity (the "ATI Merger"). ATI had been formed in October 1996 upon the Company's investment of $7,500,000 in exchange for 600,000 shares of ATI Series A preferred stock, representing 75% of the voting securities of ATI. Pursuant to the ATI Merger, each outstanding share of ATI's common stock was exchanged for 3.90 shares of the Company's common stock (the "ATI Exchange Ratio") and each share of ATI's Series B preferred stock was converted into one share of the Company's Series C preferred stock. All outstanding options to purchase ATI common stock were assumed by the Company and are exercisable for shares of the Company's common stock on the basis of the ATI Exchange Ratio. Pursuant to employment agreements entered into with the Company in connection with the ATI Merger, ATI management was granted, in the aggregate, options to purchase (i) 338,500 shares of the Company's common stock, subject to vesting and (ii) 335,000 shares of the Company's common stock subject to the achievement of certain corporate milestones. As the options for the 335,000 shares are variable options, the Company will incur a charge at each reporting date until the options are fully vested for the excess, if any of the market price of the Company's common stock over the exercise price of the options. In addition, pursuant to a management agreement entered into between the Company and ATI at the time the merger agreement relating to the ATI Merger was executed, the members of ATI management were granted options to purchase 126,500 shares of the Company's common stock.

The historical consolidated financial position of the Company includes the accounts of ATI. The value of the common stock of the Company issued to ATI's common stockholders plus the assumption of the outstanding ATI options and merger related costs has been attributed to in-process research and development upon management's evaluation and has been recorded as an expense upon acquisition.

The cost of the ATI Merger is as follows:

   Common stock issued to ATI stockholders (1,033,500 shares at
      fair value)*                                                    $5,038,000
   Fair value of common stock issuable on exercise of options to
      purchase ATI common stock net of exercise proceeds               2,966,000
   Transaction costs                                                     216,000
                                                                      ----------
                                                                      $8,220,000
                                                                      ==========
    * No discount from market value was recognized in determining the fair value of the common stock issued. The lack of a discount had no effect on financial position.

The following pro forma unaudited statement of operations gives effect to the mergers as if they had occurred at the beginning of the respective periods. A nonrecurring charge of $3,663,000 related to the Ansan Merger and $8,220,000 related to the ATI Merger for in-process research and development has not been considered in the pro forma results.

                                                             Year Ended
                                                             December 31,
                                                    ----------------------------
                                                        1998            1997
                                                    ------------     -----------
   Net loss                                         $(7,431,000)    $(7,145,000)
                                                    ===========     ===========
   Net loss per common share - basic and diluted         $(1.70)         $(1.70)
                                                         ======          ======
   Weighted average number of common shares
      outstanding                                     4,370,000       4,198,000
                                                      =========       =========

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE A - THE COMPANY AND BASIS OF PRESENTATION  (CONTINUED)

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ATI. All intercompany balances and transactions have been eliminated. No allocation of ATI's net loss for the year ended December 31, 1997 had been attributed to the minority interest since the accumulated losses exceed the minority's common equity interest.

As reflected in the accompanying financial statements, since inception, the Company has incurred substantial losses from operations. As a result of the start-up nature of its business, the Company can expect to continue incurring substantial operating losses for at least the next several years and significant additional financing will be required. The Company currently is exploring alternate ways to raise financing to fund its continued research and development activities. From March 31, 1999 through April 7, 1999, the Company received $950,000 from the sale of 505,320 shares of common stock and warrants to purchase an additional 505,320 shares of common stock at $2.30 per share. An additional 26,596 shares of common stock and 26,596 warrants to purchase common stock have been subscribed for $50,000. Additional shares of common stock may be issued and the exercise price of warrants may be adjusted under certain circumstances as specified in the respective stock purchase agreements. In addition, management of the Company has taken steps to reduce the Company's uses of cash and may take such further action, as may be necessary, if it is unsuccessful in raising additional equity capital. Continuation of the Company is dependent on its ability to obtain additional financing and, ultimately, on its ability to achieve profitable operations. There is no assurance however, that such financing will be available or that the Company's efforts will ultimately be successful.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and cash equivalents:

       The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

[2]    Marketable securities:

       The investments are classified as available for sale, and are comprised of United States government obligations and shares in a mutual fund which invests in income producing securities. Investments are carried at fair or market value. Any appreciation/depreciation on these investments is recorded as a separate component of stockholders' equity until realized.

[3]    Property and equipment:

       Furniture and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (five to seven years). Leasehold improvements are amortized over the lower of (a) term of the lease or (b) useful life of the improvements.

[4]    Licenses:

       Through March 1997, licenses were capitalized and were being amortized on a straight-line basis over their respective terms of 15 to 17 years. During the quarter ended June 30, 1997, the Company determined that since they will not pursue any alternative uses for the licenses, that all license costs would be written off as research and development costs.

[5]    Research and development:

       Research and development costs are charged to operations as incurred. Certain of the Company's research and development efforts are funded by a grant awarded to the Company by the Food and Drug Administration. Draw downs of the grant are accounted for as a reduction to research and development expense. In 1998, the amount funded was approximately $27,000.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

[8]    Stock-based compensation:

       The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. See Note G to the financial statements for further information.

[9]    Net loss per share:

       Net loss per share is computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" and is based on the weighted average number of common shares outstanding for the periods and common shares issuable for little or no cash consideration. Potential common shares not included in the calculation of net loss per share for the years ended December 31, 1998 and 1997, as the effect would be anti-dilutive, are as follows (Notes G and F):

                                                          Number of Potential
                                                             Common Shares
                                                        -----------------------
                                                          1998          1997
                                                        ---------    ----------
           Series B convertible preferred stock         6,061,000    6,850,000*
           Series C convertible preferred stock           932,000
           Placement agent's warrants to acquire
              Series B convertible preferred stock        685,000      685,000*
           Stock options                                1,886,000      372,000

           * Adjusted for conversion rate reset

[10]    Comprehensive income:

        During 1998, the Company adopted Statement of Financial accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Accordingly, the Company revised the format of its consolidated statements of operations to include total comprehensive income. The adoption of this statement had no effect on the Company's results of operations.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE C - PROPERTY AND EQUIPMENT

At December 31, 1997 property and equipment comprised of the following:

           Leasehold improvements                          $ 64,000
           Furniture                                         53,000
           Equipment                                        315,000
                                                           --------
                                                            432,000
           Less accumulated depreciation                   (106,000)
                                                           --------
                                                          $ 326,000
                                                          =========

NOTE D - INCOME TAXES

At December 31, 1998, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $23,000,000 expiring through 2018, that may be used to offset future taxable income. As a result of the ownership change pursuant to the Ansan Merger, Ansan's portion of the net operating loss carryforward of approximately $9,500,000 through November 1997, is limited in accordance with Section 382 of the Internal Revenue Code. Pursuant to Section 382 of the Internal Revenue Code, the utilization of these carryforwards may become further limited if certain ownership changes occur. The Company has research and development credit carryforwards of approximately $566,000 which expire in 2018. Ansan's portion of these credits of approximately $179,000 are also subject to a Section 382 limitation. There will be an annual amount available to offset future taxable income.

The principal difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforward for tax purposes is primarily due to the write-off of the acquired in-process research and development and supplies and certain research and development expenses which were not deducted for tax purposes. The Company has provided a valuation reserve against the full amount of the deferred tax asset of $9,278,000 since realization of this benefit is not certain. The components of the deferred tax assets are net operating loss carryforwards of approximately $8,362,000, research and development expenses of approximately $350,000 and research and development credits of approximately $566,000. The valuation reserve increased by approximately $1,924,000 and $6,124,000 for the years ended December 31, 1998 and 1997, respectively. The difference between the statutory federal income tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance.

NOTE E - LICENSE AGREEMENTS

[1] Concurrent with the Company's original investment in ATI, Johnson & Johnson, Inc. ("J&J"), Ortho Pharmaceuticals, Inc. (a wholly owned subsidiary of J&J), and ATI entered into an agreement (the "J&J License Agreement") granting an exclusive license of Surfaxin(TM) technology to New ATI in exchange for certain license fees ($200,000 of which was paid in November 1996), milestone payments aggregating $2,750,000, royalties and 40,000 shares of ATI common stock. J&J contributed its Surfaxin(TM) raw material inventory and manufacturing equipment to ATI in exchange for 2,200 shares of nonvoting Series B preferred stock of New ATI having a $2.2 million liquidation preference and a $100 per share cumulative annual dividend. The inventory and equipment were valued at $2,200,000 (the value of the preferred shares issued to J&J) and were charged to expense as their intended use is for research and development activities. The Scripps Research Institute ("Scripps") received 40,000 shares of common stock of New ATI in exchange for its consent to the J&J License Agreement.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE E - LICENSE AGREEMENTS  (CONTINUED)

[1] (continued)

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

[2] ATI entered into a research funding and option agreement with Scripps to provide certain funding of research activities. The agreement was for an initial term of two years with renewal provisions for additional one year periods. The agreement provides for Scripps to grant an option to ATI to acquire an exclusive license for the application of technology developed from the research program. Pursuant to the agreement, New ATI paid Scripps $460,000 in 1997 and 1998.

[3] In 1996, the Company entered into a license agreement with the Charlotte-Mecklenburg Hospital Authority for the use of the active compound in SuperVent, a therapy which the Company is clinically testing. The Company paid a license issue fee of $86,400 and has agreed to pay royalties on future sales and to pay future patent-related costs. The license expires upon expiration of the underlying patents.

[4] In 1996, the Company entered into a license agreement with the Wisconsin Alumni Research Foundation ("WARF") for the use of the patented compound ST-630 (now known as DSC 103) in the treatment of post-menopausal osteoporosis. The Company paid WARF an option fee of $25,000 in June 1996 and a license issue fee of $400,000 in October 1996 and is obligated to make future milestones payments aggregating $3,095,000 and pay royalties on future sales. The license expires upon expiration of the underlying patents. The Company is currently seeking a development partner with respect to this compound.

NOTE F - STOCKHOLDERS' EQUITY

Private placement:

In 1996, pursuant to a private placement offering, Old Discovery sold approximately 44 units (each unit consisting of securities converted in the Ansan Merger into 50,000 shares of Series B convertible preferred stock and 19,458 shares of common stock of the Company). Preferred stockholders have voting rights based upon the number of shares of common stock issuable upon conversion of the preferred shares. Pursuant to the terms of the offering, on December 1, 1998, the conversion rate was adjusted whereby, each share of preferred stock is now convertible at the option of the holders into 3.11 shares of common stock of the Company. Net proceeds from the private placement approximated $19,000,000. The Company is restricted from declaring dividends or distributions on its common stock without the approval of the holders of at least 66.67% of the outstanding Series B shares as long as there is in excess of 1,100,000 Series B shares outstanding.

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

Unit offering:

In August 1995, Ansan issued an aggregate of 498,333 units (including 65,000 units pursuant to the underwriter's overallotment option) at $15.00 per unit in an initial public offering (the "Offering"). Each unit consisted of one share of common stock, one redeemable Class A warrant, and one Class B warrant. Each Class A warrant entitles the holder to purchase one share of common stock and one Class B warrant at an exercise price of $19.50 per share. Each Class B warrant entitles the holder to purchase one share of common stock an exercise price of $26.25 per share.

In connection with the Offering, the holders of the Ansan's common stock and options to purchase common stock placed, on a pro rata basis, 121,246 shares (including 115,491 shares held by the Company pending cancellation pursuant to the Ansan Merger (Note A)) and options to purchase 12,086 shares of common stock into escrow (the "Escrow Shares" and "Escrow Options", respectively). The Escrow Shares and Escrow Options are not transferable or assignable; however, the Escrow Shares may be voted. Holders of Escrow Options may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow. The Escrow Shares and Escrow Options will be released from escrow if, and only if, certain earnings or market price criteria have been met. If the conditions are not met by March 31, 2000, the Escrow Shares and Escrow Options will be cancelled and contributed to the Company's capital.

The release of Escrow Shares and Escrow Options held by employees, officers, directors, consultants and their relatives will be deemed compensatory. Accordingly, the Company will recognize as compensation expense, during the period in which the earnings or market price targets are met, a one-time charge to reflect the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the net loss. The amount of compensation expense recognized by the Company will not affect the total stockholders' equity.

Common shares reserved for issuance:

The Company has reserved shares of common stock for issuance upon conversion of preferred stock and exercise of options as follows:

           (i)   Series B preferred stock                     6,061,000
           (ii)  Series C preferred stock                       932,000
           (iii) Stock option plan                            1,886,000
           (iv)  Placement agent warrants:
                   Conversion of preferred stock                685,000
                   Common stock                                  75,000
           (v)   Class A warrants                               736,000
           (vi)  Class B warrants                             1,234,000
           (vii) Underwriter's option                           173,000

Treasury stock/common stock issued for services:

During 1998, the Company's Board of Directors approved a stock repurchase program wherein the Company would buy its own shares from the open market and use such shares to settle indebtedness. Such shares are accounted for as treasury stock.

During 1998, the Company acquired 31,750 shares of common stock for approximately $90,000 and issued 16,150 of such shares (market value on date of issue $51,000) in settlement of $51,000 of services rendered. Further, the Company agreed to issue 22,400 shares of treasury stock in settlement of $38,500 of indebtedness. The remaining 6,800 shares required to settle such indebtedness will be new common shares issued.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

Series C preferred stock:

The Company's Series C redeemable convertible preferred stock is convertible at the option of the holder into common stock at a conversion price equal to the market price of the common stock, as defined. Such shares are redeemable at liquidation value upon the occurrence of certain events. The liquidation value is payable at the option of the Company in either cash or shares of common stock. Series C stockholders are entitled to dividends of 10% per annum to be paid only upon liquidation or redemption.

NOTE G - STOCK OPTIONS

Ansan's 1993 Stock Option Plan which was amended and restated (the "1993 Plan"), provided that incentive stock options may be granted to employees, and nonstatutory stock options may be granted to employees, directors, consultants and affiliates. In May 1995, Ansan adopted the 1995 Stock Option Plan (the "1995 Plan"). No further options will be granted under the 1993 Plan or 1995 Plan.

Options granted under the 1993 Plan and 1995 Plan expire no later than ten years from the date of grant, except when the grantee is a 10% stockholder of the Company or an affiliate company, in which case the maximum term is five years from the date of grant. The exercise price shall be at least 100%, 85% and 110% of the fair value of the stock subject to the option on the grant date, as determined by the Board of Directors, for incentive stock options, nonstatutory stock options and options granted to 10% stockholders of the Company or affiliate company, respectively. Options granted under the 1993 Plan are exercisable immediately upon grant, however, the shares issuable upon exercise of the options are subject to repurchase by the Company. Such repurchase rights lapse as the shares vest over a period of five years from the date of grant.

On consummation of the Ansan Merger, the Company assumed Old Discovery's outstanding options which were exchanged at the Ansan Exchange Ratio for options to purchase the Company's common stock (Note A).

In March 1998, the Company adopted its 1998 Stock Incentive Plan which includes three equity programs (the "1998 Plan"). Under the Discretionary Option Grant Program, options to acquire shares of the Company's common stock may be granted to eligible persons who are employees, nonemployee directors, consultants and other independent advisors. Pursuant to the Stock Issuance Program, such eligible persons may be issued shares of the Company's common stock directly, and under the Automatic Option Grant Program, eligible directors will automatically receive option grants at periodic intervals at an exercise price equal to 60% of fair market value per share on the date of the grant. The maximum number of shares of common stock initially reserved for issuance over the term of the plan shall not exceed 1,400,959.

The pro forma effects of applying SFAS No. 123 and the stock options activity shown below are those of the 1998 Plan, Old Discovery's 1996 Stock Option/Stock Issuance Plan through the date of the Ansan Merger and the 1993 Plan and 1995 Plan after the Ansan Merger as the Ansan Merger was accounted for as a reverse acquisition.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE G - STOCK OPTIONS  (CONTINUED)

The Company applies APB 25 in accounting for stock options and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for each of the years ended December 31, 1998 and 1997 would have been approximately $16,371,000 or $4.20 per share and $9,219,000 or $3.44 per share, respectively. The weighted average fair value of the options granted are estimated at $2.63 and $0.24 per share, respectively, for the years ended December 31, 1998 and 1997, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 40% and 0%, risk-free interest rate of 5.53% for 1998 and 6.53% for 1997, and expected life of ten years.

Additional information with respect to Old Discovery stock option activity is summarized as follows:

                                                                   Year Ended December 31,
                           ---------------------------------------------------------------------------------------------------------
                                                   1998                                                  1997
                           ----------------------------------------------------   --------------------------------------------------
                                                                     Weighted                                             Weighted
                                                       Weighted       Average                                Weighted      Average
                              Price                     Average      Remaining       Price                   Average      Remaining
                               Per                     Exercise     Contractual       Per                    Exercise    Contractual
                              Share         Shares       Price         Life          Share        Shares      Price         Life
                           ------------   ----------   --------     -----------   -----------    --------    ---------   -----------
Outstanding beginning
    of year                $0.18-$4.50      371,993      $1.67                    $0.26-$0.51      19,458      $0.26
Options granted            $0.19-$4.87    1,027,400       4.18                       $0.51        257,589       0.51
Options exercised         $0.0026-$2.66    (131,676)      0.23                       $0.51        (17,514)      0.51
Options forfeited                                                                    $0.51         (5,999)      0.51
Ansan options
    outstanding                                                                   $0.18-$4.50     118,459       4.19
ATI options
    assumed               $0.0026-$0.32     618,345       0.43
                                          ---------                                               -------
Options outstanding
    at end of year        $0.0026-$4.87   1,886,062      $2.23      8.73 years    $0.18-$4.50     371,993      $1.67     6.61 years
                                          =========                                               =======
Options exercisable
    at end of year        $0.0026-$4.87   1,512,062      $2.28      8.76 years    $0.18-$4.50     252,912      $1.80     6.49 years
                                          =========                                               =======


NOTE H - COMMITMENTS

[1] In June 1998, the Company entered into employment agreements with nine officers providing for an aggregate annual salary of $1,230,000. The agreements expire on various dates through June 2002 and provide for the issuance of annual and milestone bonuses and the granting of options on the Company's achieving certain milestones.

[2] In December 1997, the Company entered into an agreement with a clinical research institute for clinical studies to be performed on behalf of the Company. The agreement specifies payments to be made by the Company on the successful completion of certain phases of the study that aggregate to approximately $394,000, $250,000 and $50,000 of which was paid and charged to expense in 1998 and 1997, respectively.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1998



NOTE H - COMMITMENTS  (CONTINUED)

[3] In July 1998, the Company entered into a seven year lease agreement to lease office and laboratory space in premises owned by a Company officer/stockholder. Future minimum annual rents for this lease is as follows:

           1999                       $ 128,000
           2000                         130,000
           2001                         133,000
           2002                         137,000
           2003                         142,000
           2004                         146,000
           2005                         100,000
                                      ---------
                                      $ 916,000
                                      =========

      The Company also leases additional office space pursuant to a three year lease entered into in May 1997. Such office space is currently being subleased at substantially the same terms and for the remaining period of the Company's commitment.

      Total net rent expense for the years ended December 31, 1998 and 1997 was approximately $175,000 and $164,000, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DISCOVERY LABORATORIES, INC.

Date:  April 7, 1999       By:          /s/ Robert J. Capetola
                                            ----------------------------------
                                            Robert J. Capetola, Ph.D
                                            Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                      Name & Title                               Date
         ---------                                      ------------                               ----


/s/ Robert J. Capetola                          Robert J. Capetola, Ph.D.
---------------------------------               Chief Executive Officer                            April 7, 1999

/s/ Evan Myrianthopoulos                        Evan Myrianthopoulos
---------------------------------               Vice President, Finance                            April 7, 1999


/s/ Cynthia Davis                               Cynthia Davis
---------------------------------               Controller                                         April 7, 1999
                                                (Principal Accounting Officer)

/s/ Steve Kanzer                                Steve H. Kanzer, C.P.A., Esq.
---------------------------------               Chairman of the Board                              April 7, 1999

                                                Milton Packer
---------------------------------               Director                                           April 7, 1999


/s/ Richard Power                               Richard Power
---------------------------------               Director                                           April 7, 1999


/s/ Marvin Rosenthale                           Marvin Rosenthale
---------------------------------               Director                                           April 7, 1999


/s/ Mark Rogers                                 Mark C. Rogers, M.D.
---------------------------------               Director                                           April 7, 1999


/s/ Herbert McDade, Jr.                         Herbert McDade, Jr.
---------------------------------               Director                                           April 7, 1999



         Signature                                      Name & Title                               Date
         ---------                                      ------------                               ----




/s/ M. Link                                     Max Link, Ph.D.
---------------------------------               Director                                           April 7, 1999


/s/ David Naveh                                 David Naveh, Ph.D.
---------------------------------               Director                                           April 7, 1999


/s/ Richard Sperber                             Richard Sperber
---------------------------------               Director                                           April 7, 1999



                                  EXHIBIT INDEX

               EXHIBIT NO.                 DESCRIPTION

2.1* Agreement and Plan of Merger dated as of March 5, 1998 among Discovery, ATI Acquisition Corp. and ATI.

2.2** Agreement and Plan of Reorganization and Merger, dated as of July 16, 1997, by and between Discovery and Old Discovery.

3.1*              Restated Certificate of Incorporation of Discovery.

3.2               Certificate of Designation of Series C Preferred Stock.

4.1               Form of Class C Warrant.

3.3oo             By-laws of Discovery.

10.1              Reference is made to Exhibits 2.1 and 2.2.

10.2oo Warrant Agreement, dated as of August 8, 1995 among Discovery, Continental Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp.

10.3oo Form of Escrow Agreement by and between Discovery, Continental Stock Transfer & Trust Company and certain securityholders of Discovery.

10.4oo            Form of Indemnification Agreement.

10.5*** Investor Rights Agreement dated March 20, 1996, between Old Discovery and RAQ, LLC.

10.6*** Registration Rights Agreement dated October 28, 1996, between ATI, JJDC, and Scripps.

10.7***+ Inventory Transfer/Stock Purchase Agreement dated October 28, 1996, among ATI, Johnson & Johnson Development Corporation ("JJDC"), The R.W. Johnson Pharmaceutical Research Institute and Ortho.

10.8***+ Sublicense Agreement dated October 28, 1996 between ATI, Johnson & Johnson, Inc. and Ortho.

10.9***+          License Agreement between Discovery and The
                  Charlotte-Mecklenburg Hospital Authority dated March 20, 1996.

10.10***+         License Agreement dated September 6, 1996, between Discovery and WARF, as amended on October 31, 1996.

10.11*+           License Agreement between Discovery and Bar-Ilan dated
                  November 25, 1997.

10.12oo           Restated 1993 Stock Option Plan of Discovery.

10.13oo           1995 Stock Option Plan of Discovery.

10.14****         1998 Stock Incentive Plan of Discovery.

10.15* Management Agreement between Discovery Laboratories, Inc. and Acute Therapeutics, Inc. dated as of March 5, 1998.

10.16* Lease Agreement between Discovery and Newmark and Company Real Estate, Inc., dated May 29, 1997, for professional offices at 509 Madison Avenue, New York, New York.

10.17 Sublease dated as of August 25, 1998 among the Company, Milan Entertainment, Inc. and Entertainment Management Group, Inc.

10.18 Indenture of Lease dated as of July 1, 1998 between SLTI1, LLC and Acute Therapeutics, Inc.

10.19+ Pharmaceutical Services Contract dated August 15, 1997 between McKesson BioServices and the Company, as amended.

10.20+ Agreement dated as of August 16, 1998 between the Company and Pharmalytic, Inc.

10.21 Agreement dated November 25, 1998 between the Company and Brobeck, Phleger & Harrison LLP.

10.22 Letter Agreement dated September 15, 1998 between the Company and Lehman Brothers.

10.23 Letter Agreement dated November 18, 1998 between the Company and Charles Cochrane.

10.24 Letter Agreement dated January 4, 1999 between the Company and Yi, Tuan & Brunstein.

10.25             Agreement dated January 12, 1999 between the Company and KCSA
                  Worldwide.

10.26 Independent Contractor Agreement dated as of November 19, 1997 between ATI and The Sage Group.

10.27+ Development Agreement dated as of March 30, 1998 between ATI and Taylor Pharmaceuticals, Inc.

10.28 Registration Rights Agreement dated as of June 16, 1998 among the Company, Johnson & Johnson Development Corporation ("JJDC") and Scripps.

10.29 Stock Exchange Agreement dated as of June 16, 1998 between the Company and JJDC.

10.30 Letter Agreement dated July 28, 1998 between the Company and Robinson Lerer Montgomery.

10.31+ Letter Agreement dated April 27, 1998 between the Company and KPMG Peat Marwick LLP, as amended.

10.32***+         Research Funding and Option Agreement dated October 28, 1996, between Scripps and ATI, as amended by letter agreement dated
                  February 26, 1997.

10.33+ Amendment No 1 to Research Funding and Option Agreement dated March 1, 1998.

10.34***+         Clinical Testing Agreement dated as of February 24, 1997
                  between Discovery and the University of Utah.

10.35*+ Clinical Development Services Agreement dated as of December 1, 1997 between Discovery and Covance Clinical Research Unit.

10.36*+ Supply Agreement between ATI and Polypeptides Laboratories, Inc., dated December 10, 1997, for the processing of peptides.

10.37*            Letter Agreement between ATI and Lehman Brothers dated
                  November 10, 1997.

10.38***+         Clinical Product Development Agreement dated January 29, 1997, between Discovery and Cook Imaging Corporation.

10.39***+         Clinical Product Development Agreement dated January 3, 1997, between ATI and Cook Imaging Corporation.

10.40* First Amendment to the Clinical Product Development Agreement, effective January 3, 1997, between ATI and Cook Imaging Corporation, dated January 16, 1998.

10.41 Employment Agreement dated October 1, 1996 between ATI and Robert J. Capetola, Ph.D.

10.42 Employment Agreement between Discovery and Harry G. Brittain, Ph.D., dated June 16, 1998

10.43 Employment Agreement between Discovery and Laurence B. Katz, Ph.D., dated June 16, 1998

10.44 Employment Agreement between Discovery and Lisa Mastroianni, R.N., dated June 16, 1998

10.45             Employment Agreement between Discovery and Christopher J.
                  Schaber, R.A.C., dated June 16, 1998

10.46 Employment Agreement dated as of June 16, 1998 between Discovery and Huei Tsai, PH.D.

10.47 Employment Agreement dated as of June 16, 1998 between Discovery and Thomas E. Wiswell, M.D.

10.48 Employment Agreement dated as of June 16, 1998 between the Company and Evan Myrianthopoulos.

10.49 Employment Agreement dated as of June 16, 1998 between the Company and Cynthia Davis.

10.50             Form of Intellectual Property and Confidential Information
                  Agreement.

10.51*** Management Agreement dated June 1, 1996 by and between Discovery and Steve Kanzer.

10.52***+         Consulting Agreement dated December 9, 1996 between ATI and
                  Dr. Charles Cochrane.

10.53***+         Consulting Agreement dated December 9, 1996 between ATI and
                  Susan Revak.

10.54*** Consulting Agreement dated October 28, 1996 between ATI and The Sage Group.

10.55 Amendment No. 1 to Letter Agreement dated as of April 30, 1998 to Consulting Agreement dated October 28, 1996 between ATI and The Sage Group.

10.56 Letter amendment dated October 7, 1998 to Consulting Agreement dated October 28, 1996 between ATI and The Sage Group.

10.57             Form of Stock Purchase Agreement.

16.1*****         Letter dated January 28, 1998 from Ernst & Young LLP to the
                  Securities and Exchange Commission.

21.1*             Subsidiaries of Discovery.

23.1              Consent of Richard A. Eisner & Company, LLP

27.1              Financial Data Schedule.

-------------------------------

* Incorporated by reference to Discovery's Annual Report on Form 10-KSB for the year ending December 31, 1997.

** Incorporated by reference to Discovery's Registration Statement on Form S-4 (File No. 333- 34337).

*** Incorporated by reference to Discovery's Registration Statement on Form SB-2 (File No. 333-19375).

****              Incorporated by reference to Discovery's Proxy Statement on
                  Schedule 14A dated May 6, 1998.

***** Incorporated by reference to Discovery's Current Report on form 8-K/A dated January 16, 1998.

o Incorporated by reference to Discovery's Annual Report on Form 10-K-SB for the year ending December 31, 1995.

oo Incorporated by reference to Discovery's Registration Statement on Form SB-2 (File No. 33-92-886).

+ Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted and filed separately with the Commission.