Form 10QSB
period 1999-03-31
DISCOVERY LABORATORIES INC /DE/
filed 1999-05-14
CIK 946486

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

                                       or

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
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

As of May 10, 1999, 6,382,311 shares of Common Stock, par value $.001 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: |_| Yes    |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
    Item 1.  Financial Statements (unaudited)
             CONSOLIDATED BALANCE SHEETS --
               As of March 31, 1999 (unaudited) and
               December 31, 1998 ......................................   Page 3

             CONSOLIDATED STATEMENTS OF OPERATIONS --
               For the Three Months Ended March 31, 1999
               (unaudited) and March 31, 1998; and for the
               Period from May 18, 1993 (Inception) through
               March 31, 1999 (unaudited) .............................   Page 4

             CONSOLIDATED STATEMENTS OF CASH FLOWS --
               For the Three Months Ended March 31, 1999
               (unaudited) and March 31, 1998 and for the
               Period from May 18, 1993 (Inception) through
               March 31, 1999 (unaudited) .............................   Page 5

             Notes to Financial Statements ............................   Page 6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ............   Page 7


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ........................................  Page 10

    Item 2.  Change in Securities .....................................  Page 10

    Item 3.  Defaults Upon Senior Securities ..........................  Page 10

    Item 4.  Submission of Matters to a Vote of Security Holders ......  Page 10

    Item 5.  Other Information ........................................  Page 10

    Item 6.  Exhibits and Reports on Form 8-K. ........................  Page 10

    Signatures ........................................................  Page 11

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheets
(Unaudited)

                                                                          March 31,    December 31,
                                                                            1999          1998
                                                                            ----          ----
ASSETS

Current assets:
  Cash and cash equivalents                                             $    951,000   $ 1,474,000
  Marketable Securities                                                    1,463,000     2,544,000
  Stock Subscriptions and other receivables                                  803,000
  Prepaid expenses                                                            77,000       203,000
                                                                        ------------   -----------

      Total current assets                                                 3,294,000     4,221,000

Property and equipment, net of deprecation                                   321,000       326,000
Security deposits                                                             18,000        18,000
                                                                        ------------   -----------

                                                                        $  3,633,000   $ 4,565,000
                                                                        ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                 $  1,301,000   $ 1,088,000
                                                                        ------------   -----------

Commitments

Stockholders' Equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized:
    Series B convertible; 1,712,387 and 1,946,881 shares                       2,000         2,000
    issued and outstanding at March 31, 1999 and December 31,
    1998, respectively (liquidation preference $23,117,000
    at March 31, 1999)
    Series C redeemable convertible; 2,039 shares issued                   2,328,000     2,277,000
    and outstanding (liquidation preference $2,328,000)
  Common stock, $.001 par value; 20,000,000 authorized;                        6,000         5,000
    6,331,829 shares issued
  Treasury stock (at cost 2,000 and 15,600 shares of                          (5,000)      (39,000)
    common stock at March 31, 1999 and December 31,
    1998, respectively)
  Additional paid-in capital                                              30,675,000    29,842,000
  Unearned portion of compensatory stock options                            (116,000)     (124,000)
  Deficit accumulated during the development stage                       (30,574,000)  (28,505,000)
  Accumulated other comprehensive income: unrealized
    gain on marketable securities available for sale                          16,000        19,000
                                                                        ------------   -----------

      Total stockholders' equity                                           2,332,000     3,477,000
                                                                        ------------   -----------

                                                                        $  3,633,000   $ 4,565,000
                                                                        ============   ===========


See notes to financial statements                                         Page 3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

                                                                           May 18, 1993
                                                                           (Inception)
                                                   Three Months Ended        Through
                                                        March 31,           March 31,
                                                 ----------------------
                                                    1999        1998           1999
                                               -----------   ----------   ------------
Interest income                                $    37,000      124,000   $  1,349,000
                                               -----------   ----------   ------------
Expenses:
  Write-off of acquired in-process research
    and development and supplies                                            14,083,000
  Research and development                       1,419,000    1,709,000     11,392,000
  General and administrative                       636,000      647,000      5,970,000
  Interest                                                                      11,000
                                               -----------   ----------   ------------
      Total expenses                             2,055,000    2,356,000     31,456,000
                                               -----------   ----------   ------------
                                                (2,018,000)  (2,232,000)   (30,107,000)

Minority interest in net loss of subsidiary                      24,000         26,000
                                               -----------   ----------   ------------
Net loss                                        (2,018,000)  (2,208,000)   (30,081,000)

Other comprehensive income:
  Unrealized gain on marketable securities
   available for sale                               (3,000)           0         16,000
                                               -----------   ----------   ------------

Total comprehensive loss                       $(2,021,000)  (2,208,000)  $(30,065,000)
                                               ===========   ==========   ============

Net loss per share - basic and diluted              $(0.36)      $(0.69)
                                                    ======       ======

Weighted average number of common shares
outstanding                                      5,613,000    3,183,000
                                                 =========    =========


See notes to financial statements                                         Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)

                                                                             May 18, 1993
                                                   Three Months Ended        (Inception)
                                                        March 31,              Through
                                                --------------------------     March 31,
                                                   1999           1998           1999
                                                -----------    -----------   ------------
Cash flows from operating activities:
  Net loss                                      $(2,018,000)   $(2,208,000)  $(30,081,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Write-off of acquired in-process
        research and development and supplies                                  14,083,000
      Write-off of licenses                                                       683,000
      Depreciation and amortization                  19,000          8,000        148,000
      Compensatory stock options                      8,000                        26,000
      Changes in:
        Accounts Receivable - Other                  (3,000)                       (3,000)
        Prepaid expenses                            126,000         86,000        (46,000)
        Accounts payable and accrued expenses       282,000        251,000      1,164,000
        Other assets                                               (15,000)       (18,000)
      Expenses paid on behalf of company                                           18,000
      Expenses paid using treasury stock                                           51,000
      Employee stock compensation                                                  42,000
      Reduction of research and development
        supplies                                                  (161,000)      (161,000)
                                                -----------    -----------   ------------
        Net cash used in operating activities    (1,586,000)    (1,863,000)   (14,094,000)
                                                -----------    -----------   ------------

Cash flows from investing activities:
  Acquisition of furniture and equipment            (14,000)        (2,000)      (446,000)
  Proceeds from disposal of furniture and
    equipment                                                      25,000         25,000
  Acquisition of licenses                                         (711,000)      (711,000)
  Purchase of investments                                         (685,000)   (20,745,000)
  Proceeds from sale or maturity of investments   1,078,000      2,140,000     19,703,000
  Net cash payments on merger                                            0     (1,670,000)
                                                -----------    -----------   ------------
        Net cash provided by (used in)
          investing activities                    1,064,000      1,478,000     (3,844,000)
                                                -----------    -----------   ------------
Cash flows from financing activities:
  Proceeds on private placements of units, net
    of expenses                                                          0     18,925,000
  Deferred acquisition costs                                       (54,000)             0
  Purchase of treasury stock                         (5,000)                     (95,000)
  Collections on stock subscriptions and
    proceeds on exercise of stock options             4,000              0         59,000
                                                -----------    -----------   ------------
        Net cash (used in) provided by
          financing activities                       (1,000)       (54,000)    18,889,000
                                                -----------    -----------   ------------
Net (decrease) increase in cash and cash
  equivalents                                      (523,000)      (439,000)       951,000
Cash and cash equivalents - beginning of period   1,474,000      6,297,000
                                                -----------    -----------   ------------

Cash and cash equivalents - end of period       $   951,000    $ 5,858,000   $    951,000
                                                ===========    ===========   ============
Noncash transactions:

  Accrued dividends on ATI preferred stock      $    51,000                  $    493,000
  Accounts Payable settled using treasury stock      39,000                        39,000
  Common stock issued for subscriptions
    receivable                                      800,000                       800,000
  Common stock issued to settle payables             30,000                        30,000


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

In June 1998, ATI Acquisition Corp., a wholly owned subsidiary of the Company, merged with and into a then majority owned subsidiary of the Company, Acute Therapeutics, Inc. ("ATI"), with ATI being the surviving entity (the "ATI Merger"). Pursuant to the ATI Merger, each outstanding share of ATI's common stock was exchanged for 3.90 shares of the Company's common stock (the "ATI Exchange Ratio") and each share of ATI's Series B preferred stock was converted into one share of the Company's Series C preferred stock. All outstanding options to purchase ATI common stock were assumed by the Company and are exercisable for shares of the Company's common stock on the basis of the ATI Exchange Ratio. Pursuant to employment agreements entered into with the Company in connection with the ATI Merger, ATI management was granted, in the aggregate, options to purchase (i) 338,500 shares of the Company's common stock, subject to vesting, and (ii) 335,000 shares of the Company common stock, subject to the achievement of certain corporate milestones. As the options for the 335,000 shares are variable options, the Company will incur a charge at each reporting date until the options are fully vested for the excess, if any of the market price of the Company's common stock over the exercise price of the options. In addition, pursuant to a management agreement entered into between the Company and ATI at the time the merger agreement relating to the ATI Merger was executed, the members of ATI management were granted options to purchase 126,500 shares of the Company's common stock.

The historical consolidated financial position of the Company includes the accounts of ATI. The value of the common stock of the Company issued to ATI's common stockholders plus the assumption of the outstanding ATI options and merger related costs has been attributed to in-process research and development upon managements evaluation and has been recorded as an expense upon acquisition.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ATI. All intercompany balances and transactions have been eliminated.

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on form 10-KSB.

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

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $30,081,000 as of March 31, 1999. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for neonatal use in critical care hospital settings. The Company is also developing its lead product candidate for the treatment of acute respiratory distress syndrome and acute lung injury ("ARDS/ALI"). The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development. A pivotal Phase 2/3 clinical trial of Surfaxin(TM) for the treatment of ARDS/ALI was commenced on July 14, 1998. All of the 43 clinical sites identified by the Company for participation in the ARDS/ALI trial have completed all internal review board and other approvals relating to the original protocol for the trial. The protocol was recently amended and the Company is in the process of obtaining internal review board approvals relating to the amended protocol. The Company anticipates that at all participating facilities will have been supplied with drug product by June 1999. To date, 14 patients have been enrolled in the ARDS/ALI trial.

A Phase 2A clinical trial of Surfaxin(TM) for the treatment of meconium aspiration syndrome ("MAS") was commenced on May 27, 1997. The MAS trial was terminated in October 1998 upon the expiration of the life of the Surfaxin(TM) drug product used in the trial. The Company intends to analyze the results on the Phase 2A MAS trial and believes that such results will yield sufficient data to support a Phase 2B or a Phase 2/3 clinical trial of Surfaxin(TM) for the treatment of MAS.

The Company is currently planning a Phase 3 clinical trial of Surfaxin(TM) for the treatment of respiratory distress syndrome (RDS) in premature infants during 1999. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the receipt of approvals by the United States Food and Drug Administration (the "FDA"). There can be no assurance as to the receipt or the timing of such approvals.

A Phase 1/2 clinical trial of SuperVent(TM) for the treatment of cystic fibrosis ("CF") was commenced on March 17, 1997. Part A of such clinical trial was completed on March 31, 1998. The Company is in the process of revising the design of its clinical investigation of SuperVent(TM) for the treatment of CF.

On December 5, 1997 a Phase 1 clinical study of DSC-103 (formerly known as ST-630) as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. It is the Company's present intention to seek to develop DSC-103 through a corporate partnering arrangement rather than directly.

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

Liquidity

The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and the ability of the Company to establish collaborative arrangements with other organizations. During March and April 1999, the Company received subscriptions for $1 million in new equity financing. As of April 9, 1999, the Company had received all proceeds from such subscriptions. The Company will be required to raise additional capital in order to meet its business objectives, and there can be no assurance that it will be successful in doing so or, in general, that the Company will be able to achieve its business objectives. The Company has eliminated certain positions and taken other steps to reduce its use of cash pending the raising of additional equity capital, which the Company intends to pursue during the first half of 1999. The Company believes that such reduced use of cash will not interfere with the achievement of the Company's major business objectives and, accordingly, that its current resources will permit it to meet its business objectives until the first quarter of 2000. In the event that the Company does not achieve certain financing and/or corporate partnering objectives during the Summer of 1999, the Company intends to further reduce its use of cash so that its cash resources will be sufficient to continue operations into the second quarter of 2000.

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

The Company has made inquiries of suppliers and other third parties with whom it has significant business relationships in order to determine whether such third parties have undertaken measures to ensure that their information technology systems will be Year 2000 compliant insofar as the Company is concerned. These third parties include contract manufacturing facilities utilized by the Company to produce Surfaxin(TM) and SuperVent(TM), contract laboratories at which stability testing of raw drug product is performed, facilities at which the Company's clinical trials are being undertaken and the Company's transfer agent. The Company has confirmed Year 2000 compliant status of all contract manufacturing and contract laboratory facilities utilized by the Company. The status of its clinical trial sites is still under evaluation. The potential consequences of a Year 2000 compliance failure on the part of a hospital or other facility participating in the Company's clinical trials range from the possible need to eliminate data points generated by specific facilities to delay in completion and evaluation of such trials, and could also result in a need for further dialogue with the FDA regarding clinical trial integrity if a significant problem were to emerge.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES.

        From March 31 through April 7, 1999, the Company sold to certain investors shares of Common Stock and a newly created class of warrants of the Company (the "Class C Warrants") for an aggregate purchase price of $1,000,000 (the "1999 Financing"). Investors in the 1999 Financing received, for each $100,000 invested, 53,192 shares of Common Stock at a purchase price of $1.88 and 53,192 Class C Warrants, each of which is exercisable for the purchase of a share of Common Stock for an exercise price of $2.30 at any time prior to the seventh anniversary of the issuance of such warrant. The issuance of these securities was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof and Regulation D thereunder because such issuance did not involve a public offering. Investors in the 1999 represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. The investors in the 1999 Financing had adequate access to information about the Company. Moreover, such investors represented to the Company, and the Company believed, that they were experienced in financial matters.

        Investors in the 1999 Financing will be entitled to receive additional shares of Common Stock for no additional consideration and to have the exercise price applicable to the Class C Warrants reduced if, within 150 days from the effective dates of the respective purchases pursuant the 1999 Financing, the Company (i) shall sell shares of Common Stock in a private offering at less than $1.88 per share, (ii) shall sell, in a private offering, any shares of capital stock or equity derivatives of the Company that are convertible into, or exercisable for, shares of Common Stock at a conversion price or exercise price less than $1.88 per share or (iii) shall not have either (a) raised at least $2 million through the sale of equity or equity derivatives or (b) entered into any corporate partnering arrangement having a value of at least $10 million. In addition, if the average of the closing prices for the 20 trading days preceding the date that is 150 days from the effective date of a purchase in the 1999 Financing is less than $1.88, the investor will receive a number of additional shares of Common Stock sufficient to reduce such investor's per share purchase price to the average of the lowest three closing prices of the Common Stock during such period and the exercise price applicable to such investors Class C Warrants will be reduced. In no event will the effective purchase price of Common Stock sold in the 1999 Financing be reduced below $0.86 per share, and in no event will the exercise price applicable to the Class C Warrants be reduced below $2.15, pursuant to any of the foregoing adjustments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

              27.1  Financial Data Schedule.

        (b) Reports on Form 8-K:

              None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Discovery Laboratories, Inc.
                                                (Registrant)

Date: May 14, 1999                            /s/ Robert J. Capetola
                                              ---------------------------------
                                              Robert J. Capetola, Ph.D.
                                              President/Chief Executive
                                              Officer

Date: May 14, 1999                            /s/ Evan Myrianthopoulos
                                              ---------------------------------
                                              Evan Myrianthopoulos
                                              Vice President, Finance
                                              (Principal Financial Officer)

Date: May 14, 1999                            /s/ Cynthia Davis
                                              ---------------------------------
                                              Cynthia Davis
                                              Controller
                                              (Principal Accounting Officer)