Form 10QSB
period 1999-06-30
DISCOVERY LABORATORIES INC /DE/
filed 1999-08-18
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of August 13, 1999, 9,064,889 shares of Common Stock, par value $.001 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)
            CONSOLIDATED BALANCE SHEETS --
               As of June 30, 1999 (unaudited) and December 31, 1998 ... Page 3

            CONSOLIDATED STATEMENTS OF OPERATIONS --
               For the Three and Six Months Ended June 30, 1999
               (unaudited) and June 30, 1998; and for the Period
               from May 18, 1993 (Inception) through June 30, 1999
               (unaudited) ............................................. Page 4

            CONSOLIDATED STATEMENTS OF CASH FLOWS --
               For the Six Months Ended June 30, 1999 (unaudited) and
               June 30, 1998 and for the Period from May 18, 1993
               (Inception) through June 30, 1999 (unaudited) ........... Page 5

            Notes to Financial Statements .............................. Page 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................... Page 7

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings. .......................................... Page 11
  Item 2.  Change in Securities. ....................................... Page 11
  Item 3.  Defaults Upon Senior Securities. ............................ Page 11
  Item 4.  Submission of Matters to a Vote of Security Holders. ........ Page 12
  Item 5.  Other Information. .......................................... Page 12
  Item 6.  Exhibits and Reports on Form 8-K. ........................... Page 12

  Signatures ........................................................... Page 13

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheets
(Unaudited)

                                                                                           June 30,          December 31,
                                                                                             1999                1998
                                                                                             ----                ----
ASSETS

Current assets:
   Cash and cash equivalents                                                          $         729,000    $      1,474,000
   Marketable Securities                                                                      1,467,000           2,544,000
   Stock Subscriptions and other receivables                                                      7,000
   Inventory (Note 1)                                                                           575,000             575,000
   Prepaid expenses                                                                              62,000             203,000
                                                                                      -----------------    ----------------

        Total current assets                                                                  2,840,000           4,796,000

Property and equipment, net of deprecation                                                      320,000             326,000
Security deposits                                                                                18,000              18,000
                                                                                      -----------------    ----------------

                                                                                      $       3,178,000    $      5,140,000
                                                                                      =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                              $       1,088,000    $      1,088,000
                                                                                      -----------------    ----------------

Commitments

Stockholders' Equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized: Series B convertible; 1,617,505 and 1,946,881 shares issued and outstanding at June
      30, 1999 and December 31, 1998, respectively (liquidation preference
      $21,836,000 at June 30, 1999)                                                               2,000               2,000
      Series C redeemable convertible; 2,039 shares issued and outstanding
      (liquidation preference $2,328,000)                                                     2,379,000           2,277,000
   Common stock, $.001 par value; 20,000,000 authorized; 6,743,218 and 5,085,281 shares issued and outstanding at June 30, 1999 and December 31, 1998
      respectively                                                                                7,000               5,000
   Treasury stock (at cost 2,000 and 15,600 shares of common stock at June 30, 1999
      and December 31, 1998, respectively)                                                       (5,000)            (39,000)
   Additional paid-in capital                                                                30,917,000          29,842,000
   Unearned portion of compensatory stock options                                               (37,000)           (124,000)
   Deficit accumulated during the development stage (Note 1)                                (31,753,000)        (27,930,000)
   Prior period adjustment                                                                      575,000
   Accumulated other comprehensive income:  unrealized gain on marketable
      securities available for sale                                                               5,000              19,000
                                                                                      -----------------    ----------------

        Total stockholders' equity                                                            2,090,000           4,052,000
                                                                                      -----------------    ----------------

                                                                                      $       3,178,000    $      5,140,000
                                                                                      =================    ================


See notes to financial statements                                         Page 3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

                                                                                                         May 18, 1993
                                                                                                         (Inception)
                                               Three Months Ended              Six Months Ended            Through
                                                    June 30,                       June 30,                June 30,
                                         ----------------------------    ----------------------------    ------------
                                             1999            1998            1999            1998            1999
                                         ------------    ------------    ------------    ------------    ------------
Interest income                          $     30,000         102,000    $     67,000         226,000    $  1,379,000
                                         ------------    ------------    ------------    ------------    ------------

Expenses:
   Write-off of acquired in-process
       research and development and
       supplies                                             8,230,000                       8,230,000      13,508,000
   Research and development                   472,000       1,648,000       1,891,000       3,357,000      11,864,000
   General and administrative                 686,000         775,000       1,322,000       1,422,000       6,656,000
   Interest                                                                                                    11,000
                                         ------------    ------------    ------------    ------------    ------------

        Total expenses                      1,158,000      10,653,000       3,213,000      13,009,000      32,039,000
                                         ------------    ------------    ------------    ------------    ------------

                                           (1,128,000)    (10,551,000)     (3,146,000)    (12,783,000)    (30,660,000)

Minority interest in net loss of
subsidiary                                                          0                          24,000          26,000
                                         ------------    ------------    ------------    ------------    ------------

Net loss                                   (1,128,000)    (10,551,000)     (3,146,000)    (12,759,000)    (30,634,000)

Other comprehensive income:
   Unrealized gain on marketable
securities available for sale                  (2,000)              0          (5,000)              0          14,000
                                         ------------    ------------    ------------    ------------    ------------

Total comprehensive loss                 $ (1,130,000)    (10,551,000)   $ (3,151,000)    (12,759,000)   $(30,620,000)
                                         ============    ============    ============    ============    ============

Net loss per share - basic and diluted   $      (0.18)   $      (3.14)   $      (0.51)   $      (3.90)
                                         ============    ============    ============    ============

Weighted average number of common
shares outstanding                          6,597,000       3,361,000       6,121,000       3,275,000
                                         ============    ============    ============    ============


See notes to financial statements                                         Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                    May 18, 1993
                                                                          Six Months Ended           (Inception)
                                                                               June 30,                Through
                                                                    ----------------------------      June 30,
                                                                        1999            1998            1999
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                         $ (3,146,000)   $(12,759,000)   $(30,634,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Write-off of acquired in-process research and
           development and supplies                                                    8,230,000      13,508,000
        Write-off of licenses                                                                            683,000
        Depreciation and amortization                                     39,000          17,000         168,000
        Compensatory stock options                                       124,000                         142,000
        Changes in:
           Prepaid expenses and other current assets                     135,000          90,000         (37,000)
           Accounts payable and accrued expenses                          69,000         321,000         951,000
           Other assets                                                                                  (18,000)
        Expenses paid on behalf of company                                                                18,000
        Expenses paid using treasury stock                                                                51,000
        Employee stock compensation                                                                       42,000
        Reduction of research and development supplies                                                  (161,000)
                                                                    ------------    ------------    ------------

           Net cash used in operating activities                      (2,780,000)     (4,101,000)    (15,287,000)
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of furniture and equipment                                (33,000)        (19,000)       (465,000)
   Proceeds from disposal of furniture and equipment                                      25,000          25,000
   Acquisition of licenses                                                                              (711,000)
   Purchase of investments                                                              (732,000)    (20,745,000)
   Proceeds from sale or maturity of investments                       1,063,000       2,140,000      19,688,000
   Net cash payments on merger                                                          (226,000)     (1,670,000)
                                                                    ------------    ------------    ------------

           Net cash provided by (used in) investing activities         1,030,000       1,188,000      (3,878,000)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds on private placements of units, net of expenses                                           18,925,000
   Purchase of treasury stock                                             (5,000)                        (95,000)
   Collections on stock subscriptions and proceeds on exercise of
       stock options                                                   1,009,000               0       1,064,000
                                                                    ------------    ------------    ------------

           Net cash (used in) provided by financing activities         1,004,000               0      19,894,000
                                                                    ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                    (745,000)     (2,913,000)        729,000
Cash and cash equivalents - beginning of period                        1,474,000       6,297,000
                                                                    ------------    ------------    ------------

Cash and cash equivalents - end of period                           $    729,000    $  3,384,000    $    729,000
                                                                    ============    ============    ============

Noncash transactions:
   Accrued dividends on ATI preferred stock                         $    102,000    $    102,000    $    544,000
   Accounts Payable settled using treasury stock                          39,000                          39,000
   Common stock issued to settle payables                                 30,000                          30,000
   Preferred Stock issued for inventory                                                                  575,000


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

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on form 10-KSB.

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

Correction of Error and Restatement of Previously Issued Financial Statements

In October 1996, pursuant to a licensing agreement with Johnson & Johnson, Inc.'s ("J&J") wholly owned subsidiary Ortho Pharmaceuticals, Inc., J&J contributed manufacturing equipment and raw material inventory in exchange for 2,039 shares (originally 2,200 shares) of the Company's non-voting Series B preferred stock which had a liquidation preference of $ 2,039,000. The equipment and inventory was charged to operations as acquired in-process research and development and supplies during the year ended December 31, 1996. However, certain of this raw material inventory, valued at approximately $ 575,000, which was then located at the vendor and had an alternative future use in that the inventory could be sold to other users and, was in excess of the quantity required for the Company's research and development purposes, and thereby the Company had arranged with the vendor to defer delivery of the product. Previously issued financial statements have been restated to reflect capitalizing such inventory effective December 31, 1996 and a corresponding reduction in deficit accumulated during the development stage.

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

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $30,634,000 as of June 30, 1999. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for neonatal use in critical care hospital settings. The Company is also developing its lead product candidate for the treatment of acute respiratory distress syndrome and acute lung injury ("ARDS/ALI"). The Company anticipates that during the next 12 months it will conduct substantial research and development of its compounds.

SURFAXIN(R) (lucinactant)

Meconium Aspiration Syndrome (MAS)

The Company recently finished a Phase 2 clinical trial in MAS in full-term newborns. This 22-patient trial showed an improvement in oxygenation parameters and a three-day savings on mechanical ventilation. Based on the results of this trial, the Company is planning a pivotal Phase 3 trial in MAS. This trial is expected to be a multi-centered, randomized trial versus patients on standard of care since there are no FDA approved therapies available to treat MAS. An Orphan Products Development Grant awarded to the Company by the FDA Office of Orphan Products Development is expected to contribute significantly to the costs of this trial.

Respiratory Distress Syndrome (RDS)

The Company is currently planning to commence a Phase 3 clinical trial of Surfaxin(R) for the treatment of RDS in premature infants during 1999. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the receipt of approvals by the United States Food and Drug Administration (the "FDA") and/or world health authorities. There can be no assurance as to the receipt or the timing of such approvals.

Acute Respiratory Distress Syndrome/Acute Lung Injury (ARDS/ALI)

A pivotal Phase 2/3 clinical trial of Surfaxin(R) for the treatment of ARDS/ALI was commenced on July 14, 1998. All of the 43 clinical sites identified by the Company for participation in the ARDS/ALI trial have completed all internal review board and other approvals relating to the original protocol for the trial. The protocol was recently amended and the Company is in the process of obtaining internal review board approvals relating to the amended protocol. To date, 14 patients have been enrolled in the ARDS/ALI trial.

SUPERVENT(TM) (tyloxapol)

Cystic Fibrosis (CF)

The Company has completed a Phase 1 trial in normal healthy volunteers and has determined a dose (1.25%) that did not produce significant adverse effects. A Phase 2A trial in CF patients was recently initiated where the intent is to show inhibition of inflammatory pulmonary events in these patients.

DSC-103

On December 5, 1997 a Phase 1 clinical study of DSC-103 (formerly known as ST-630) as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. On July 30, 1999 the Company announced that it had completed a licensing deal for DSC-103 with YuYu Industrial Company, Ltd. of Korea. The deal is the first one completed by Discovery for DSC-103. The privately owned YuYu Industrial, Ltd. currently markets the natural hormonal form of vitamin D, calcitriol, in the Korean pharmaceutical market. The sublicense agreement is royalty based and includes small upfront fees and milestones. As part of the agreement, YuYu has agreed to an exclusive supply agreement whereby they will purchase DSC-103 drug substance from Discovery. It is the Company's present intention to seek to develop DSC-103 through a corporate partnering arrangement rather than directly.

Liquidity

The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and the ability of the Company to establish collaborative arrangements with other organizations. During March and April, 1999, the Company received proceeds totaling $1 million from a private equity financing with primarily existing investors. On July 29, the Company completed a second private placement totaling $2.45 million through a private placement of equity. The Company will be required to raise additional capital in order to meet its business objectives, and there can be no assurance that it will be successful in doing so or, in general, that the Company will be able to achieve its business objectives. The Company has eliminated certain positions and taken other steps to reduce its use of cash pending the raising of additional equity capital, which the Company intends to pursue during the first half of 1999. The Company believes that such reduced use of cash will not interfere with the achievement of the Company's major business objectives and, accordingly, that its current resources will permit it to meet its business objectives until the first quarter of 2000. In the event that the Company does not achieve certain financing and/or corporate partnering objectives during the Fall of 1999, the Company intends to further reduce its use of cash so that its cash resources will be sufficient to continue operations into the third quarter of 2000.

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

The Company has made inquiries of suppliers and other third parties with whom it has significant business relationships in order to determine whether such third parties have undertaken measures to ensure that their information technology systems will be Year 2000 compliant insofar as the Company is concerned. These third parties include contract manufacturing facilities utilized by the Company to produce Surfaxin(R) and SuperVentTM, contract laboratories at which stability testing of raw drug product is performed, facilities at which the Company's clinical trials are being undertaken and the Company's transfer agent. The Company has confirmed Year 2000 compliant status of all contract manufacturing and contract laboratory facilities utilized by the Company. The status of its clinical trial sites is still under evaluation. The potential consequences of a Year 2000 compliance failure on the part of a hospital or other facility participating in the Company's clinical trials range from the possible need to eliminate data points generated by specific facilities to delay in completion and evaluation of such trials, and could also result in a need for further dialogue with the FDA regarding clinical trial integrity if a significant problem were to emerge.

The Company's Year 2000 project is substantially complete . Assuming that the Company is not required to incur transfer costs as a result of any failure of its vendors to achieve Year 2000 compliance in a timely fashion, the Company anticipates that the cost of implementing its Year 2000 program will be limited to out-of-pocket costs related to making inquiries of, and receiving and reviewing confirmations from, third parties. The Company currently estimates that such costs will not exceed $10,000.

The Company has purchased back-up electrical generators to ensure that temperature sensitive materials that are critical to the Company's drug development efforts will not be harmed by any power outages at its Doylestown, Pennsylvania facility. Although not purchased with a view toward Year 2000-related risks, these generators are available to address any interruptions in electrical service related to Year 2000 compliance problems experienced by local utilities. The Company has developed contingency plans to address any other Year 2000 compliance risks that are uncovered by its continuing evaluation efforts.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGE IN SECURITIES.

From March 31 through April 7, 1999, the Company sold to certain investors shares of Common Stock and a newly created class of warrants of the Company (the "Class C Warrants") for an aggregate purchase price of $1,000,000 (the "April Financing"). Investors in the April Financing received, for each $100,000 invested, 53,192 shares of Common Stock at a purchase price of $1.88 and 53,192 Class C Warrants, each of which was exercisable for the purchase of a share of Common Stock for an exercise price of $2.30 at any time prior to the seventh anniversary of the issuance of such warrant. Pursuant to price adjustment provisions extended to investors in the April Financing, as a consequence of the Unit Offering, described below, investors in the April Financing received an aggregate of 294,531 additional shares of Common Stock for no additional consideration and the per share exercise price applicable to the Class C Warrants has been reduced from $2.30 to $2.15. The issuance of the securities received by investors in the April Financing was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof and Regulation D thereunder because such issuance did not involve a public offering. Investors in the April Financing represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. The investors in the April Financing had adequate access to information about the Company. Moreover, such investors represented to the Company, and the Company believed, that they were experienced in financial matters.

Investors in the April Financing will be entitled to receive additional shares of Common Stock for no additional consideration and to have the exercise price applicable to the Class C Warrants reduced if, within 150 days from the effective dates of the respective purchases pursuant the April Financing, the Company (i) shall sell shares of Common Stock in a private offering at less than $1.21 per share, or (ii) shall sell, in a private offering, any shares of capital stock or equity derivatives of the Company that are convertible into, or exercisable for, shares of Common Stock at a conversion price or exercise price less than $1.21 per share. In no event will the effective purchase price of Common Stock sold in the April Financing be reduced below $0.86 per share, pursuant to the foregoing adjustments.

On July 28, 1999, the Company received $2.45 million in gross proceeds when it completed a private offering of Units (the "Unit Offering"), at a per Unit price of $500,000, consisting of (a) a number of shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), equal to $500,000 divided by $1.21, which was the average closing bid price of the Common Stock for the five trading days immediately preceding the Closing Date (the "Closing Bid Price"), and (b) an equal number of the Company's Class D Warrants, each of which entitles the holder thereof to purchase a share of Common Stock at any time prior to the close of business on July 27, 2004 at a per share purchase price equal to 110% of the Closing Bid Price. Pursuant to a placement agency agreement with the Company, Paramount Capital, Inc. ("Paramount"), which acted as placement agent with respect to the Unit Offering, received $171,500 in cash commissions and was reimbursed for certain expenses incurred by Paramount in connection with the Unit Offering. In addition, Paramount received options (the "Placement Options") to acquire 0.49 Units at a per Unit exercise price of $550,000 as partial compensation for its services in connection with the Unit Offering.

Pursuant to the terms of the subscription agreements entered into with the investors in the Unit Offering, the Company is obligated to file by August 28, 1999 a registration statement covering the shares of Common Stock (i) included in the Units and (ii) subject to the Class D Warrants included in the Units (including, in each case, Units subject to the Placement Options). Pursuant to the terms of the April Financing, investors in the April Financing are entitled to have included in such registration statement the shares of Common Stock received by them in such private placement (including the shares of Common Stock subject to the Class C Warrants issued in such private placement). Certain other holders of piggyback registration rights may elect to include shares of Common Stock in such registration statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 28, 1999 the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters (each of which were described in further detail in the Company's Proxy Statement on Schedule 14A relating to the Annual Meeting) were submitted to a vote of the stockholders:

      1.    Election of Directors

            Each of the nine nominees for the Board of Directors was elected:

                                                     For              Withheld
                                                     ---              --------

                  Robert Capetola, Ph.D.          8,722,526            27,136
                  Steve H. Kanzer, Esq.           8,722,526            27,136
                  Max Link, Ph.D.                 8,687,502            62,159
                  Richard Power                   8,687,502            62,159
                  Marvin Rosenthale, Ph.D.        8,722,526            27,136
                  Herbert McDade, Jr.             8,722,526            27,136
                  Mark Rogers, M.D.               8,722,526            27,136
                  David Naveh, Ph.D.              8,722,526            27,136
                  Richard Sperber                 8,687,502            62,159

      2. Consideration and approval of an amendment to the Company's 1998 Stock Incentive Plan (the "1998 Plan") that increases the number of shares of Common Stock available under the 1998 Plan from 1,406,024 to 2,200,959 shares.

            The stockholders approved the amendment of the Company's 1998 Stock Incentive Plan:

                        Affirmative                 Negative                                              Broker
                           Votes                     Votes                   Abstentions                Non-Votes
                    ---------------------     ---------------------      ---------------------     ---------------------
                         4,841,087                   97,424                     7,300                   3,803,851

      3. Consideration and approval of a proposed Stock Purchase Agreement between the Corporation and Crescent International Limited.

            The stockholders approved the proposed Stock Purchase Agreement:

                        Affirmative                 Negative                                              Broker
                           Votes                     Votes                   Abstentions                Non-Votes
                    ---------------------     ---------------------      ---------------------     ---------------------
                         4,881,087                   46,133                     17,721                  3,803,851

            Notwithstanding stockholder approval of such Stock Purchase Agreement, the Company has deferred entering into such Stock Purchase Agreement.

      4. Consideration and approval of an amendment to the Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock available for issuance by the Corporation from 20 million to 35 million.

            The stockholders approved the amendment of the Company's Restated Certificate of Incorporation:

                        Affirmative                 Negative
                           Votes                     Votes                   Abstentions
                    ---------------------     ---------------------      ---------------------
                         8,662,727                   74,352                     12,583

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

                                          Discovery Laboratories, Inc.
                                            (Registrant)


Date:   August 16, 1999                   /s/ Robert J. Capetola
                                          ---------------------------------
                                          Robert J. Capetola, Ph.D.
                                          President/Chief Executive Officer


Date:   August 16, 1999                   /s/ Evan Myrianthopoulos
                                          ---------------------------------
                                          Evan Myrianthopoulos
                                          Vice President, Finance
                                          (Principal Financial Officer)


Date:   August 16, 1999                   /s/ Cynthia Davis
                                          ---------------------------------
                                          Cynthia Davis
                                          Controller
                                          (Principal Accounting Officer)