Form 10QSB/A
period 1999-03-31
DISCOVERY LABORATORIES INC /DE/
filed 1999-08-26
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

The undersigned registrant ereby amends to following items of its Report on Form 10-QSB for the period ended March 31, 1999 as set for the below.

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)
             CONSOLIDATED BALANCE SHEETS --
               As of March 31, 1999 (unaudited) and December 31, 1998 ....Page 3

             CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three Months
               Ended March 31, 1999 (unaudited) and March 31, 1998; and for the Period from May 18,
               1993 (Inception) through March 31, 1999 (unaudited) .......Page 4

             CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Three Months
               Ended March 31, 1999 (unaudited) and March 31, 1998 and for the Period from May 18,
               1993 (Inception) through March 31, 1999 (unaudited) .......Page 5

             Notes to Financial Statements ...............................Page 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .....................Page 7

PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K. ......................Page 10

        Signatures ......................................................Page 11

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheets
(Unaudited)

                                                                                     March 31,     December 31,
                                                                                       1999            1998
                                                                                       ----            ----
ASSETS

Current assets:
   Cash and cash equivalents                                                       $    951,000    $  1,474,000
   Marketable Securities                                                              1,463,000       2,544,000
   Stock Subscriptions and other receivables                                            803,000
   Inventory (Note 1)                                                                   575,000         575,000
   Prepaid expenses                                                                      77,000         203,000
                                                                                   ------------    ------------

       Total current assets                                                           3,869,000       4,796,000

Property and equipment, net of deprecation                                              321,000         326,000
Security deposits                                                                        18,000          18,000
                                                                                   ------------    ------------

                                                                                   $  4,208,000    $  5,140,000
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                           $  1,301,000    $  1,088,000
                                                                                   ------------    ------------

Commitments

Stockholders' Equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized: Series B convertible; 1,712,387 and 1,946,881 shares issued and outstanding at March
     31, 1999 and December 31, 1998, respectively (liquidation preference
     $23,117,000 at March 31, 1999)                                                       2,000           2,000
     Series C redeemable convertible; 2,039 shares issued and
     outstanding (liquidation preference $2,328,000)                                  2,328,000       2,277,000
   Common stock, $.001 par value; 20,000,000 authorized; 6,331,829 and 5,085,281 shares issued and outstanding at March 31, 199
     and December 31, 1998, respectively                                                  6,000           5,000
   Treasury stock (at cost 2,000 and 15,600 shares of common stock
     at March 31, 1999 and December 31, 1998, respectively)                              (5,000)        (39,000)
   Additional paid-in capital                                                        30,675,000      29,842,000
   Unearned portion of compensatory stock options                                      (116,000)       (124,000)
   Deficit accumulated during the development stage                                 (29,999,000)    (27,930,000)
   Accumulated other comprehensive income:  unrealized gain on
     marketable securities available for sale                                            16,000          19,000
                                                                                   ------------    ------------

       Total stockholders' equity                                                     2,907,000       4,052,000
                                                                                   ------------    ------------

                                                                                   $  4,208,000    $  5,140,000
                                                                                   ============    ============


See notes to financial Statements                                         Page 3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

                                                                                        May 18, 1993
                                                               Three Months Ended       (Inception)
                                                                   March 31,              Through
                                                        ----------------------------      March 31,
                                                             1999            1998           1999
                                                        ------------    ------------    ------------
Interest income                                         $     37,000         124,000    $  1,349,000
                                                        ------------    ------------    ------------

Expenses:
   Write-off of acquired in-process research
     and development and supplies                                                         13,508,000
   Research and development                                1,419,000       1,709,000      11,392,000
   General and administrative                                636,000         647,000       5,970,000
   Interest                                                                                   11,000
                                                        ------------    ------------    ------------

       Total expenses                                      2,055,000       2,356,000      30,881,000
                                                        ------------    ------------    ------------

                                                          (2,018,000)     (2,232,000)    (29,532,000)

Minority interest in net loss of subsidiary                                   24,000          26,000
                                                        ------------    ------------    ------------

Net loss                                                  (2,018,000)     (2,208,000)    (29,506,000)

Other comprehensive income:
   Unrealized gain on marketable securities available
   for sale                                                   (3,000)              0          16,000
                                                        ------------    ------------    ------------

Total comprehensive loss                                $ (2,021,000)     (2,208,000)   $(29,490,000)
                                                        ============    ============    ============

Net loss per share - basic and diluted                  $      (0.36)   $      (0.69)
                                                        ============    ============

Weighted average number of common shares outstanding       5,613,000       3,183,000
                                                        ============    ============


See notes to financial Statements                                         Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                          May 18, 1993
                                                                 Three Months Ended       (Inception)
                                                                     March 31,              Through
                                                           ----------------------------     March 31,
                                                                 1999           1998           1999
                                                           ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                $ (2,018,000)   $ (2,208,000)   $(29,506,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Write-off of acquired in-process research and
         development and supplies                                                            13,508,000
       Write-off of licenses                                                                    683,000
       Depreciation and amortization                             19,000           8,000         148,000
       Compensatory stock options                                 8,000                          26,000
       Changes in:
         Accounts Receivable - Other                             (3,000)                         (3,000)
         Prepaid expenses                                       126,000          86,000         (46,000)
         Accounts payable and accrued expenses                  282,000         251,000       1,164,000
         Other assets                                                           (15,000)        (18,000)
       Expenses paid on behalf of company                                                        18,000
       Expenses paid using treasury stock                                                        51,000
       Employee stock compensation                                                               42,000
       Reduction of research and development supplies                          (161,000)       (161,000)
                                                           ------------    ------------    ------------

         Net cash used in operating activities               (1,586,000)     (1,863,000)    (14,094,000)
                                                           ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of furniture and equipment                       (14,000)         (2,000)       (446,000)
    Proceeds from disposal of furniture and equipment                            25,000          25,000
   Acquisition of licenses                                                     (711,000)       (711,000)
   Purchase of investments                                                     (685,000)    (20,745,000)
   Proceeds from sale or maturity of investments              1,078,000       2,140,000      19,703,000
   Net cash payments on merger                                                        0      (1,670,000)
                                                           ------------    ------------    ------------

         Net cash provided by (used in) investing
         activities                                           1,064,000       1,478,000      (3,844,000)
                                                           ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds on private placements of units, net of
     expenses                                                                         0      18,925,000
    Deferred acquisition costs                                                  (54,000)              0
   Purchase of treasury stock                                    (5,000)                        (95,000)
   Collections on stock subscriptions and proceeds
     on exercise of stock options                                 4,000               0          59,000
                                                           ------------    ------------    ------------

         Net cash (used in) provided by financing
         activities                                              (1,000)        (54,000)     18,889,000
                                                           ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents           (523,000)       (439,000)        951,000
Cash and cash equivalents - beginning of period               1,474,000       6,297,000
                                                           ------------    ------------    ------------

Cash and cash equivalents - end of period                  $    951,000    $  5,858,000    $    951,000
                                                           ============    ============    ============

Noncash transactions:
   Accrued dividends on ATI preferred stock                $     51,000                    $    493,000
   Accounts Payable settled using treasury stock                 39,000                          39,000
   Common stock issued for subscriptions receivable             800,000                         800,000
   Common stock issued to settle payables                        30,000                          30,000
   Preferred stock issued for inventory                                                         575,000


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

Correction of Error and Restatement of Previously Issued Financial Statements

In October 1996, pursuant to a licensing agreement with Johnson & Johnson, Inc.'s ("J&J") wholly owned subsidiary Ortho Pharmaceuticals, Inc., J&J contributed manufacturing equipment and raw material inventory in exchange for 2,039 shares (originally 2,200 shares) of the Company's non-voting Series B preferred stock which had a liquidation preference of $ 2,039,000. The equipment and inventory was charged to operations as acquired in-process research and development and supplies during the year ended December 31, 1996. However, certain of this raw material inventory, valued at approximately $575,000, which was then located at the vendor had an alternative future use in that the inventory could be sold to other users and was in excess of the quantity required for the Company's research and development purposes. The Company had arranged with the vendor to defer delivery of the product. Previously issued financial statements have been restated to reflect capitalizing such inventory effective December 31, 1996 and a corresponding reduction in deficit accumulated during the development stage.

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

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $29,506,000 as of March 31, 1999. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

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

                                               Discovery Laboratories, Inc.
                                                      (Registrant)


                                               /s/ Robert J. Capetola
Date:  August 25, 1999                         ---------------------------------
                                               Robert J. Capetola, Ph.D.
                                               President/Chief Executive Officer


                                               /s/ Evan Myrianthopoulos
Date:  August 25, 1999                         ---------------------------------
                                               Evan Myrianthopoulos
                                               Vice President, Finance
                                               (Principal Financial Officer)


                                               /s/ Cynthia Davis
Date:  August 25, 1999                         ---------------------------------
                                               Cynthia Davis
                                               Controller
                                               (Principal Accounting Officer)