Form 10KSB/A
period 1998-12-31
DISCOVERY LABORATORIES INC /DE/
filed 1999-08-27
CIK 946486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                 AMENDMENT NO. 1

 |X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                               1934 (Fee required)

                   For the fiscal year ended December 31, 1998
                   -------------------------------------------

 |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
               For the transition period from ________ to ________

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

              350 SOUTH MAIN STREET, SUITE 307 DOYLESTOWN, PA 18901

           (Address of Principal Executive Offices Including Zip Code)

                                 (215) 340-4699
                                 --------------

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

                          Common Stock, $.001 par value
                     Class A Warrants       Class B Warrants
                     Class C Warrants       Class D Warrants
                     (Title of Class)       (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 25, 1999: $17,978,721(1).

State the number of shares outstanding of each class of the issuer's common equity as of August 13, 1999: 9,014,771 shares of Common Stock, par value $.001 per share.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: YES |_| NO |X|

--------
(1) Outstanding shares of the issuer's Series B Convertible Preferred Stock, par value $0.001 per share, are valued on the basis of the number of shares of the issuer's Common Stock, par value $0.001 per share, into which such preferred shares are convertible.

The undersigned registrant hereby amends the following items of its Report on Form 10-K for the year ended December 31, 1998 as set forth below.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $27,469,000 as of December 31, 1998. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

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

Acute Respiratory Distress Syndrome/Acute Lung Injury (ARDS/ALI)

A pivotal Phase 2/3 clinical trial of Surfaxin(R) for the treatment of ARDS/ALI was commenced on July 14, 1998. All of the 43 clinical sites identified by the Company for participation in the ALI/ALI trial have completed all internal review board and other approvals relating to the original protocol for the trial. The protocol was recently amended and the Company is in the process of obtaining internal review board approvals relating to the amended protocol. To date, 14 patients have been enrolled in the ARDS/ALI trial.

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

Liquidity

The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and the ability of the Company to establish collaborative arrangements with other organizations. During March and April, 1999, the Company received proceeds totaling $1 million from a private equity financing with primarily existing investors. On July 29, the Company completed a second private placement totaling $2.45 million through a private placement of equity. The Company will be required to raise additional capital in order to meet its business objectives, and there can be no assurance that it will be successful in doing so or, in general, that the Company will be able to achieve its business objectives. The Company has eliminated certain positions and taken other steps to reduce its use of cash. The Company believes that such reduced use of cash will not interfere with the achievement of the Company's major business objectives and, accordingly, that its current resources will permit it to meet its business objectives until the first quarter of 2000. In the event that the Company does not achieve certain financing and/or corporate partnering objectives during the Fall of 1999, the Company intends to further reduce its use of cash so that its cash resources will be sufficient to continue operations into the third quarter of 2000.

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

ITEM 7. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998
Contents

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

   Independent Auditors' Consent                                            F-25

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

Richard A. Eisner & Company, LLP

New York, New York
February 24, 1999

With respect to the last paragraph of Note A
April 7, 1999

Consolidated Balance Sheet

December 31, 1998

ASSETS
Current assets:
   Cash and cash equivalents                                                                  $  1,474,000
   Marketable securities                                                                         2,544,000
   Inventory                                                                                       575,000
   Prepaid expenses and other current assets                                                       203,000
                                                                                              ------------

           Total current assets                                                                  4,796,000

Property and equipment, net of depreciation                                                        326,000
Security deposits                                                                                   18,000
                                                                                              ------------

                                                                                              $  5,140,000
                                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                      $  1,088,000
                                                                                              ------------

Commitments (Notes F and I)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
      Series B convertible; 1,946,881 shares issued and outstanding (liquidation preference
        $26,282,000)                                                                                 2,000
      Series C redeemable convertible; 2,039 shares issued and outstanding (liquidation
        preference $2,277,000)                                                                   2,277,000
   Common stock, $.001 par value; 20,000,000 authorized; 5,085,281 shares issued                     5,000
   Treasury stock (15,600 shares of common stock at cost)                                          (39,000)
   Additional paid-in capital                                                                   29,842,000
   Unearned portion of compensatory stock options                                                 (124,000)
   Deficit accumulated during the development stage                                            (27,930,000)
   Accumulated other comprehensive income:  unrealized gain on marketable securities
      available for sale                                                                            19,000
                                                                                              ------------

           Total stockholders' equity                                                            4,052,000
                                                                                              ------------

                                                                                              $  5,140,000
                                                                                              ============

Consolidated Statements of Operations

                                                                                                 May 18, 1993
                                                                           Year Ended             (Inception)
                                                                          December 31,              Through
                                                                 ============================    December 31,
                                                                     1998            1997            1998
                                                                 ============    ============    ============
Interest income                                                  $    394,000    $    713,000    $  1,312,000
                                                                 ------------    ------------    ------------
Expenses:
   Write-off of acquired in-process research and development
      and supplies                                                  8,220,000       3,663,000      13,508,000
   Research and development                                         5,055,000       4,378,000       9,973,000
   General and administrative                                       2,788,000       1,836,000       5,334,000
   Interest                                                                                            11,000
                                                                 ------------    ------------    ------------

        Total expenses                                             16,063,000       9,877,000      28,826,000
                                                                 ------------    ------------    ------------

                                                                  (15,669,000)     (9,164,000)    (27,514,000)

Minority interest in net loss of subsidiary                            24,000                          26,000
                                                                 ------------    ------------    ------------

Net loss                                                          (15,645,000)     (9,164,000)    (27,488,000)

Other comprehensive income:
   Unrealized gain on marketable securities available for sale         19,000                          19,000
                                                                 ------------    ------------    ------------

Total comprehensive loss                                         $(15,626,000)   $ (9,164,000)   $(27,469,000)
                                                                 ============    ============    ============
Net loss per share - basic and diluted (Note C[9])               $      (4.02)   $      (3.42)
                                                                 ============    ============

Weighted average number of common shares
         Outstanding                                                3,896,000       2,679,000
                                                                 ============    ============

                     See notes to financial statements

Consolidated Statements of Changes in Stockholders' Equity

May 18, 1993 (Inception) Through December 31, 1998

                                                                                                       Preferred Stock
                                                                                         ------------------------------------------
                                                 Common Stock        Treasury Stock           Series B               Series C
                                             -------------------  --------------------   ------------------   ---------------------
                                               Shares     Amount   Shares      Amount     Shares     Amount    Shares     Amount
                                             ---------   -------  ---------  ---------   ---------  -------   -------   -----------
Issuance of common shares, May 1993            440,720   $ 1,000
Net loss
Expenses paid on behalf of the Company
                                             ---------   -------
Balance - December 31, 1993                    440,720     1,000
Net loss
                                             ---------   -------
Balance - December 31, 1994                    440,720     1,000
Issuance of common shares, February 1995       143,016
Net loss
Payment on stock subscriptions
Expenses paid on behalf of the Company
                                             ---------   -------
Balance - December 31, 1995                    583,736     1,000
Issuance of common shares, March 1996        1,070,175     1,000
Issuance of private placement units August,
   October and November 1996                   856,138     1,000                         2,200,256  $ 2,000
Issuance of common shares for cash and
   Compensation, September 1996                 82,502
Exercise of stock options, July and October
   1996                                         19,458
Net loss
                                             ---------   -------                         ---------  -------
Balance - December 31, 1996                  2,612,009     3,000                         2,200,256    2,000
Private placement expenses
Issuance of common shares pursuant to
   Ansan Merger                                546,433
Exercise of stock options, July, August and
   October 1997                                 17,513
Accumulated dividends on preferred stock
Net loss
                                             ---------   -------                         ---------  -------
Balance - December 31, 1997                  3,175,955     3,000                         2,200,256    2,000
Issuance of common shares pursuant to
   ATI Merger                                1,033,500     1,000
Fair value of common stock issuable on
   Exercise of ATI options
Series C preferred stock issued pursuant to
   ATI Merger                                                                                                   2,039   $ 2,039,000
Accrued dividends payable on Series C
   Preferred stock at time of ATI Merger                                                                                    238,000
Common stock issued in settlement of
   Series C preferred stock dividends           49,846                                                                     (204,000)
Exercise of stock options, July and
   December 1998                               131,676
Series B preferred stock converted             685,103     1,000                          (253,375)
Noncash exercise of private placement
   Warrants                                      9,201
Dividends payable on Series C preferred
   stock                                                                                                                    204,000
Treasury stock acquired                                             (31,750) $ (90,000)
Treasury stock issued in payment for
services                                                             16,150     51,000
Unrealized gain on marketable securities
   available for sale
Fair value of options granted
Amortization of unearned portion of
         compensatory stock options
Net loss
                                             ---------   -------  ---------  ---------   ---------  -------   -------   -----------
Balance - December 31, 1998                  5,085,281   $ 5,000    (15,600) $ (39,000)  1,946,881  $ 2,000     2,039   $ 2,277,000
                                             =========   =======  =========  =========   =========  =======   =======   ===========

                                                                            Unearned                     Deficit
                                                                           Portion of    Accumulated   Accumulated
                                                Stock       Additional   Compensatory      Other        During the
                                            Subscriptions     Paid-in        Stock     Comprehensive   Development
                                              Receivable      Capital       Options        Income         Stage            Total
                                              --------      -----------   ----------      -------     -------------    ------------
Issuance of common shares, May 1993           $ (2,000)     $     1,000                                                $          0
Net loss                                                                                              $      (1,000)         (1,000)
Expenses paid on behalf of the Company           1,000                                                                        1,000
                                              --------      -----------                               -------------    ------------
Balance - December 31, 1993                     (1,000)           1,000                                      (1,000)              0
Net loss                                                                                                                          0
                                              --------      -----------                               -------------    ------------
Balance - December 31, 1994                     (1,000)           1,000                                      (1,000)              0
Issuance of common shares, February 1995        (1,000)           1,000                                                           0
Net loss                                                                                                    (17,000)        (17,000)
Payment on stock subscriptions                   2,000                                                                        2,000
Expenses paid on behalf of the Company                           18,000                                                      18,000
                                              --------      -----------                               -------------    ------------
Balance - December 31, 1995                          0           20,000                                     (18,000)          3,000
Issuance of common shares, March 1996                             5,000                                                       6,000
Issuance of private placement units August,
   October and November 1996                                 18,933,000                                                  18,936,000
Issuance of common shares for cash and
   Compensation, September 1996                                  42,000                                                      42,000
Exercise of stock options, July and October
   1996                                                           7,000                                                       7,000
Net loss                                                                                                 (2,661,000)     (2,661,000)
                                              --------      -----------                               -------------    ------------
Balance - December 31, 1996                          0       19,007,000                                  (2,679,000)     16,333,000
Private placement expenses                                      (11,000)                                                    (11,000)
Issuance of common shares pursuant to
   Ansan Merger                                               2,459,000                                                   2,459,000
Exercise of stock options, July, August and
   October 1997                                                   9,000                                                       9,000
Accumulated dividends on preferred stock                                                                   (238,000)       (238,000)
Net loss                                                                                                 (9,164,000)     (9,164,000)
                                              --------      -----------                               -------------    ------------
Balance - December 31, 1997                          0       21,464,000                                 (12,081,000)      9,388,000
Issuance of common shares pursuant to
   ATI Merger                                                 5,037,000                                                   5,038,000
Fair value of common stock issuable on
   Exercise of ATI options                                    2,966,000                                                   2,966,000
Series C preferred stock issued pursuant to
   ATI Merger                                                                                                             2,039,000
Accrued dividends payable on Series C
   Preferred stock at time of ATI Merger                                                                                    238,000
Common stock issued in settlement of
   Series C preferred stock dividends                           204,000                                                           0
Exercise of stock options, July and
   December 1998                                                 30,000                                                      30,000
Series B preferred stock converted                               (1,000)                                                          0
Noncash exercise of private placement
   Warrants                                                                                                                       0
Dividends payable on Series C preferred
   stock                                                                                                   (204,000)              0
Treasury stock acquired                                                                                                     (90,000)
Treasury stock issued in payment for
services                                                                                                                     51,000
Unrealized gain on marketable securities
   available for sale                                                                     $19,000                            19,000
Fair value of options granted                                   142,000   $ (142,000)                                             0
Amortization of unearned portion of
         compensatory stock options                                           18,000                                         18,000
Net loss                                                                                                (15,645,000)    (15,645,000)
                                              --------      -----------   ----------      -------     -------------    ------------
Balance - December 31, 1998                   $      0      $29,842,000   $ (124,000)     $19,000     $ (27,930,000)   $  4,052,000
                                              ========      ===========   ==========      =======     =============    ============

Consolidated Statements of Cash Flows

                                                                                                        May 18, 1993
                                                                                  Year Ended            (Inception)
                                                                                 December 31,             Through
                                                                        ----------------------------    December 31,
                                                                            1998            1997            1998
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                             $(15,645,000)   $ (9,164,000)   $(27,488,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Write-off of acquired in-process research and
           development and supplies                                        8,220,000       3,663,000      13,508,000
        Write-off of licenses                                                                683,000         683,000
        Depreciation and amortization                                         65,000          40,000         129,000
        Compensatory stock options                                            18,000                          18,000
        Changes in:
           Prepaid expenses and other current assets                         (13,000)       (141,000)       (172,000)
           Accounts payable and accrued expenses                             523,000         129,000         882,000
           Other assets                                                       12,000         (30,000)        (18,000)
        Expenses paid on behalf of company                                                                    18,000
        Expenses paid using treasury stock                                    51,000                          51,000
        Employee stock compensation                                                                           42,000
        Reduction of research and development supplies                                      (161,000)       (161,000)
                                                                        ------------    ------------    ------------

                  Net cash used in operating activities                   (6,769,000)     (4,981,000)    (12,508,000)
                                                                        ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of property and equipment                                    (235,000)       (114,000)       (432,000)
   Proceeds from disposal of property and equipment                           25,000                          25,000
   Acquisition of licenses                                                                                  (711,000)
   Purchase of marketable securities                                        (142,000)     (7,539,000)    (20,745,000)
   Proceeds from sale or maturity of marketable securities                 2,574,000      16,051,000      18,625,000
   Net cash payments on merger                                              (216,000)     (1,454,000)     (1,670,000)
                                                                        ------------    ------------    ------------

                  Net cash provided by (used in) investing activities      2,006,000       6,944,000      (4,908,000)
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds on private placements of units, net of expenses                                  (11,000)     18,925,000
   Purchase of treasury stock                                                (90,000)                        (90,000)
   Collections on stock subscriptions and proceeds on exercise
      of stock options                                                        30,000           9,000          55,000
                                                                        ------------    ------------    ------------

                  Net cash (used in) provided by financing activities        (60,000)         (2,000)     18,890,000
                                                                        ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                      (4,823,000)      1,961,000       1,474,000
Cash and cash equivalents - beginning of period                            6,297,000       4,336,000
                                                                        ------------    ------------    ------------

Cash and cash equivalents - end of period                               $  1,474,000    $  6,297,000    $  1,474,000
                                                                        ============    ============    ============
Noncash transactions:
         Accrued dividends on Series C preferred stock                  $    204,000    $    238,000    $    442,000
         Series C preferred stock dividends paid using common
                  Stock                                                 $    204,000                    $    204,000
         Preferred stock issued for inventory                                                           $    575,000

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

                                                              Year Ended
                                                             December 31,
                                                      ------------------------
                                                          1998         1997
                                                      -----------  -----------

      Net loss                                        $(7,431,000) $(7,145,000)
                                                      ===========  ===========

      Net loss per common share - basic and diluted   $     (1.70) $     (1.70)
                                                      ===========  ===========

      Weighted average number of common shares
         Outstanding                                    4,370,000    4,198,000
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

NOTE B - RETROACTIVE ADJUSTMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In October 1996, pursuant to a licensing agreement with Johnson & Johnson, Inc.'s ("J&J") wholly owned subsidiary of Ortho Pharmaceuticals, Inc., J&J contributed manufacturing equipment and raw material inventory in exchange for 2,039 shares (originally 2,200 shares) of the Company's non-voting Series B preferred stock which had a liquidation preference of $2,039,000. The equipment and inventory was charged to operations as acquired in-process research and development and supplies during the year ended December 31, 1996. However, certain of this raw material inventory, valued at approximately $575,000, which was then located at the vendor, had an alternative future use. Such inventory could have been sold to other users and, was in excess of the estimated quantity required for the Company's research and development purposes. The Company had arranged with the vendor to defer delivery of the product. Previously issued financial statements have been restated to reflect capitalizing such inventory effective December 31, 1996 and a corresponding reduction in deficit accumulated during the development stage.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

[8]   Stock-based compensation:

      The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. See Note H to the financial statements for further information.

[9]   Net loss per share:

      Net loss per share is computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" and is based on the weighted average number of common shares outstanding for the periods and common shares issuable for little or no cash consideration. Potential common shares not included in the calculation of net loss per share for the years ended December 31, 1998 and 1997, as the effect would be anti-dilutive, are as follows (Notes H and G):

                                                        Number of Potential
                                                           Common Shares
                                                       ---------------------
                                                          1998        1997
                                                       ---------   ---------

      Series B convertible preferred stock             6,061,000   6,850,000*
      Series C convertible preferred stock               932,000
      Placement agent's warrants to acquire Series B
         convertible preferred stock                     685,000     685,000*
      Stock options                                    1,886,000     372,000

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

NOTE D - PROPERTY AND EQUIPMENT

At December 31, 1997 property and equipment comprised of the following:

      Leasehold improvements          $  64,000
      Furniture                          53,000
      Equipment                         315,000
                                      ---------

                                        432,000
      Less accumulated depreciation    (106,000)
                                      ---------

                                      $ 326,000
                                      =========

NOTE E - INCOME TAXES

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

NOTE F - LICENSE AGREEMENTS

[1] Concurrent with the Company's original investment in ATI, Johnson & Johnson, Inc. ("J&J"), Ortho Pharmaceuticals, Inc. (a wholly owned subsidiary of J&J), and ATI entered into an agreement (the "J&J License Agreement") granting an exclusive license of Surfaxin(TM) technology to New ATI in exchange for certain license fees ($200,000 of which was paid in November 1996), milestone payments aggregating $2,750,000, royalties and 40,000 shares of ATI common stock. J&J contributed its Surfaxin(TM) raw material inventory and manufacturing equipment to ATI in exchange for 2,200 shares of nonvoting Series B preferred stock of New ATI having a $2.2 million liquidation preference and a $100 per share cumulative annual dividend. The inventory and equipment were valued at $2,200,000 (the value of the preferred shares issued to J&J) and were originally charged to expense in full (See Note B). The Scripps Research Institute ("Scripps") received 40,000 shares of common stock of New ATI in exchange for its consent to the J&J License Agreement.

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

NOTE H - STOCK OPTIONS

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

Additional information with respect to Old Discovery stock option activity is summarized as follows:

                                                                   Year Ended December 31,
                          --------------------------------------------------------------------------------------------------------
                                                   1998                                                 1997
                          ---------------------------------------------------    -------------------------------------------------
                                                                   Weighted                                             Weighted
                                                       Weighted     Average                                 Weighted     Average
                              Price                     Average    Remaining        Price                    Average    Remaining
                               Per                     Exercise   Contractual        Per                    Exercise   Contractual
                              Share        Shares        Price        Life          Share       Shares        Price        Life
                          -------------  ----------    --------   -----------    -----------  ----------    --------   -----------
Outstanding beginning
    of year                 $0.18-$4.50     371,993      $1.67                   $0.26-$0.51      19,458      $0.26
Options granted             $0.19-$4.87   1,027,400       4.18                      $0.51        257,589       0.51
Options exercised         $0.0026-$2.66    (131,676)      0.23                      $0.51        (17,514)      0.51
Options forfeited                                                                   $0.51         (5,999)      0.51
Ansan options
    outstanding                                                                  $0.18-$4.50     118,459       4.19
ATI options
    assumed               $0.0026-$0.32     618,345       0.43
                                         ----------                                           ----------
Options outstanding
    at end of year        $0.0026-$4.87   1,886,062       2.23     8.73 years    $0.18-$4.50     371,993       1.67     6.61 years
                                         ==========                                           ==========
Options exercisable
    at end of year        $0.0026-$4.87   1,512,062       2.28     8.76 years    $0.18-$4.50     252,912       1.80     6.49 years
                                         ==========                                           ==========

NOTE I - COMMITMENTS

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

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-59945) pertaining to Discovery Laboraties, Inc. stock incentive and stock option plans of our report dated February 24, 1999 (with respect to the last paragraph of Note A, April 7, 1999) on our audit of the financial statements as of and for the year ended December 31, 1998 which report is included in the annual report on Form 10-KSB/A for the year ended December 31, 1998.


Richard A. Eisner & Company, LLP

New York, New York
August 26, 1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DISCOVERY LABORATORIES, INC.


Date: August 26, 1999       By: /s/ Robert J. Capetola
                                ----------------------
                                Robert J. Capetola, Ph.D
                                Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Name & Title                Date
        ---------                         ------------                ----


/s/ Robert J. Capetola          Robert J. Capetola, Ph.D.
                                Chief Executive Officer          August 26, 1999


/s/ Evan Myrianthopoulos        Evan Myrianthopoulos
                                Chief Financial Officer
                                (Principal Accounting Officer)   August 26, 1999


/s/ Cynthia Davis               Cynthia Davis
                                Controller
                                (Principal Accounting Officer)   August 26, 1999


/s/ Steve H. Kanzer             Steve H. Kanzer, C.P.A., Esq.
                                Chairman of the Board            August 26, 1999

                                Mark C. Rogers, M.D.
                                Director                         August 26, 1999

                                Herbert McDade, Jr.
                                Director                         August 26, 1999

/s/ Max Link                    Max Link, Ph.D.
                                Director                         August 26, 1999

/s/ David Naveh                 David Naveh, Ph.D.
                                Director                         August 26, 1999

/s/ Richard Power               Richard Power
                                Director                         August 26, 1999

                                Richard Sperber
                                Director                         August 26, 1999

/s/ Marvin Rosenthale           Marvin Rosenthale
                                Director                         August 26, 1999