Form 10QSB
period 1999-11-15
DISCOVERY LABORATORIES INC /DE/
filed 1999-11-15
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
                        Commission file number 000-26422


                          DISCOVERY LABORATORIES, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   94-3171943
(State or other jurisdiction of
   incorporation or organization)         (I.R.S. Employer Identification No.)

    350 South Main Street, Suite 307
       Doylestown, Pennsylvania                          18901
(Address of principal executive offices)               (Zip Code)

       Registrants' telephone number, including area code: (215) 340-4699

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of November 12, 1999, 9,679,964 shares of Common Stock, par value $.001 per share, were outstanding.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: /  / Yes  /X/ No

                          DISCOVERY LABORATORIES, INC.

                               Table of Contents


                                                                                                                Page


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         CONSOLIDATED BALANCE SHEETS --
             As of September 30, 1999 (unaudited) and December 31, 1998.......................................Page 3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
             For the Three and Nine Months Ended September 30, 1999 and September  30, 1998; and
             for the Period from May 18, 1993 (Inception) through September 30, 1999..........................Page 4

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (unaudited)--
             For the Nine Months Ended September 30, 1999.....................................................Page 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)--
             For the Nine Months Ended September 30, 1999 and September 30, 1998 and for the Period
             from May 18, 1993 (Inception) through September 30, 1999.........................................Page 6

         Notes to Financial Statements........................................................................Page 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.........................................................................................Page 7

PART II - OTHER INFORMATION

           Item 1.  Legal Proceedings. .......................................................................Page 11
           Item 2.  Change in Securities. ....................................................................Page 11
           Item 3.  Defaults Upon Senior Securities. .........................................................Page 11
           Item 4.  Submission of Matters to a Vote of Security Holders. .....................................Page 11
           Item 5.  Other Information. .......................................................................Page 11
           Item 6.  Exhibits and Reports on Form 8-K. ........................................................Page 12

           Signatures.........................................................................................Page 13

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development company)

Consolidated Balance Sheets

                                                                                      September 30,       December 31,
                                                                                           1999                 1998
                                                                                      (Unaudited)          -----------
                                                                                      -----------
ASSETS

Current assets:
    Cash and cash equivalents                                                          $  1,688,000         $  1,474,000
    Marketable Securities                                                                 1,405,000            2,544,000
    Other receivables                                                                        53,000
    Inventory                                                                               575,000              575,000
    Prepaid expenses                                                                         13,000              203,000
                                                                                       ------------         ------------

          Total current assets                                                            3,734,000            4,796,000

Property and equipment, net of depreciation                                                 438,000              326,000
Security deposits                                                                            18,000               18,000
                                                                                       ------------         ------------

                                                                                       $  4,190,000         $  5,140,000
                                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                              $    542,000         $  1,088,000
                                                                                       ------------         ------------

Commitments

Stockholders' Equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized:
       Series B convertible;  1,610,006 and 1,946,881 shares issued                           2,000                2,000
       and outstanding at September 30, 1999 and December 31, 1998, respectively
       (liquidation preference $21,735,000 at September 30, 1999)
       Series C redeemable convertible; 2,039 shares issued                               2,430,000            2,277,000
       and outstanding (liquidation preference $2,430,000)

    Common stock, $.001 par value; 20,000,000 authorized; 9,106,838                           9,000                5,000
       and 5,085,281 shares issued and outstanding at September 30, 1999 and December 31, 1998 respectively
    Treasury stock (at cost 2,000 and 15,600 shares of common stoc                           (5,000)             (39,000)
     at September 30, 1999 and December 31, 1998, respectively)

    Additional paid-in capital                                                           33,194,000           29,842,000
    Unearned portion of compensatory stock options                                          (37,000)            (124,000)
    Deficit accumulated during the development stage                                    (31,951,000)         (27,930,000)
    Accumulated other comprehensive income:
      unrealized gain on marketable securities available for sale                             6,000               19,000
                                                                                       ------------         ------------

          Total stockholders' equity                                                      3,648,000            4,052,000
                                                                                       ------------         ------------

                                                                                       $  4,190,000         $  5,140,000
                                                                                       ============         ============

See notes to financial statements                                      Page 3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)


                                                                                                                     May 18, 1993
                                                                                                                     (Inception)
                                                              Three Months Ended               Nine Months Ended       Through
                                                                September 30,                     September 30,      September 30,
                                                        --------------------------     ---------------------------       1999
                                                         1999               1998            1999             1998    -------------
Interest/Other income                                   $   105,000    $    127,000    $    172,000    $    353,000    $  1,484,000
                                                        -----------    ------------    ------------    ------------    ------------
Expenses:
    Write-off of acquired in-process research
        and development and supplies                                                                      8,230,000      13,508,000
    Research and development                                449,000         846,000       2,340,000       4,203,000      12,313,000
    General and administrative                              378,000         503,000       1,700,000       1,925,000       7,034,000
    Interest                                                                                                                 11,000
                                                        -----------    ------------    ------------    ------------    ------------

          Total expenses                                    827,000       1,349,000       4,040,000      14,358,000      32,866,000
                                                        -----------    ------------    ------------    ------------    ------------

                                                           (722,000)     (1,222,000)     (3,868,000)    (14,005,000)    (31,382,000)

Minority interest in net loss of subsidiary                                                                  24,000          26,000
                                                        -----------    ------------    ------------    ------------    ------------

Net loss                                                   (722,000)     (1,222,000)     (3,868,000)    (13,981,000)    (31,356,000)

Other comprehensive income:
   Unrealized gain on marketable
        securities available for sale                        (1,000)              0          (6,000)              0          13,000
                                                        -----------    ------------    ------------    ------------    ------------

Total comprehensive loss                                $  (723,000)   $ (1,222,000)   $ (3,874,000)   $(13,981,000)   $(31,343,000)
                                                        ===========    ============    ============    ============    ============


Net loss per share - basic and diluted                  $     (0.09)   $      (0.28)   $      (0.49)   $      (3.85)
                                                        ===========    ============    ============    ============    ============



Weighted average number of common shares
outstanding                                               8,415,000       4,356,000       7,945,000       3,635,000
                                                        ===========    ============    ============    ============    ============

See notes to financial statements                                      Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
December 31, 1998 through September 30, 1999



                                                                          Common Stock                 Treasury Stock
                                                                     ------------------------------------------------------------

                                                                      Shares            Amount       Shares         Amount
                                                                      -----------------------------------------------------------
Balance - 12/31/98                                                    5,085,281          $ 5,000     (15,600)     $ (39,000)


Exercise of stock options                                               109,895          $     -


Series B preferred stock converted                                    1,048,777          $ 1,000


Issuance of common stock issued in payment of accounts payable           11,650          $     -


Dividends payable on Series C Preferred Stock


Treasury Stock issued in payment of Accounts Payable                          -          $     -      15,600       $ 39,000


Common Stock issued pursuant to April 1999 Financing                    826,443          $ 1,000


Treasury stock acquired                                                                                2,000       $ (5,000)


Fair Value of Options Granted                                                            $     -


Amortization of unearned portion of compensatory stock


Amortization of unearned portion of compensatory stock                                   $     -


Common Stock issued pursuant to July 1999 private placement           2,024,792          $ 2,000


Net Loss


Balance - 09/30/99                                                    9,106,838            9,000       2,000         (5,000)









                                                                                         Preferred Stock
                                                                               ----------------------------------
                                                                               Series B                  Series C
                                                                      -------------------------------------------------  Additional
                                                                                                                          Paid In
                                                                         Shares      Amount      Shares       Anount      Capital
                                                                      ------------------------------------------------- -----------
Balance - 12/31/98                                                     1,946,881    $ 2,000      2,039    $ 2,277,000   $ 29,842,000


Exercise of stock options                                                                                                   $ 12,000


Series B preferred stock converted                                      (336,875)   $                                       $      -


Issuance of common stock issued in payment of accounts payable                                                              $ 33,000


Dividends payable on Series C Preferred Stock                                                               $ 153,000       $


Treasury Stock issued in payment of Accounts Payable


Common Stock issued pursuant to April 1999 Financing                                                                       $ 999,000


Treasury stock acquired


Fair Value of Options Granted                                                                                               $ 37,000


Amortization of unearned portion of compensatory stock


Amortization of unearned portion of compensatory stock


Common Stock issued pursuant to July 1999 private placement                                                              $ 2,271,000


Net Loss


Balance - 09/30/99                                                     1,610,006      2,000      2,039      2,430,000    $ 3,194,000











                                                                                                        Deficit
                                                                                    Accumulated        Accumulated
                                                                Unearned Portion       other             during
                                                                  of Compenstory    Comprehensive      Development
                                                                   Stock Options      Income              Stage          Total
                                                                ------------------------------------------------------------------
Balance - 12/31/98                                                   $ (124,000)      $ 19,000      $ (27,930,000)     $ 4,052,000


Exercise of stock options                                                                                                 $ 12,000


Series B preferred stock converted                                                                                         $ 1,000


Issuance of common stock issued in payment of accounts payable                                                            $ 33,000


Dividends payable on Series C Preferred Stock                                                         $ (153,000)             $  -


Treasury Stock issued in payment of Accounts Payable                                                                      $ 39,000


Common Stock issued pursuant to April 1999 Financing                                                                   $ 1,000,000


Treasury stock acquired                                                                                                   $ (5,000)


Fair Value of Options Granted                                        $ (37,000)                                              $   -


Amortization of unearned portion of compensatory stock                  $ 9,000                                            $ 9,000


Amortization of unearned portion of compensatory stock               $ 115,000                                           $ 115,000


Common Stock issued pursuant to July 1999 private placement                                                            $ 2,273,000


Net Loss                                                                               (13,000)        (3,868,000)    $ (3,881,000)


Balance - 09/30/99                                                      (37,000)         6,000        (31,951,000)     $ 3,648,000






                                                                       Page 5

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                                     May 18, 1993
                                                                                                                      (Inception)
                                                                                            Nine Months Ended           Through
                                                                                             September 30,            September 30,
                                                                                             -------------            -------------
                                                                                         1999              1998           1999
                                                                                         ----              ----           ----



Cash flows from operating activities:
    Net loss                                                                            $(3,868,000)   $(13,981,000)   $(31,356,000)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Write-off of acquired in-process research and
             development and supplies                                                                     8,230,000      13,508,000
          Write-off of licenses                                                                                             683,000
          Depreciation and amortization                                                      60,000          27,000         189,000
          Compensatory stock options                                                        124,000                         142,000
          Changes in:
             Prepaid expenses and other current assets                                      137,000         (10,000)        (35,000)
             Accounts payable and accrued expenses                                         (473,000)        374,000         409,000
             Other assets                                                                                                   (18,000)
          Expenses paid on behalf of company                                                                                 18,000
          Expenses paid using treasury stock                                                                                 51,000
          Employee stock compensation                                                                                        42,000
          Reduction of research and development supplies                                                                   (161,000)
                                                                                        -----------    ------------    ------------

             Net cash used in operating activities                                       (4,020,000)     (5,363,000)    (16,528,000)
                                                                                        -----------    ------------    ------------

Cash flows from investing activities:
    Acquisition of furniture and equipment                                                 (172,000)        (39,000)       (604,000)
    Proceeds from disposal of furniture and equipment                                        25,000          25,000
    Acquisition of licenses                                                                (711,000)
    Purchase of investments                                                              (1,000,000)       (732,000)    (21,745,000)
    Proceeds from sale or maturity of investments                                         2,126,000       2,763,000      20,751,000
    Net cash payments on merger                                                            (226,000)     (1,670,000)
                                                                                        -----------    ------------    ------------

             Net cash provided by (used in) investing activities                            954,000       1,791,000      (3,954,000)
                                                                                        -----------    ------------    ------------

Cash flows from financing activities:
    Proceeds on private placements of units, net of expenses                              3,273,000      22,198,000
    Purchase of treasury stock                                                               (5,000)        (51,000)        (95,000)
    Collections on stock subscriptions and proceeds on exercise of stock options             12,000          27,000          67,000
                                                                                        -----------    ------------    ------------

             Net cash (used in) provided by financing activities                          3,280,000         (24,000)     22,170,000
                                                                                        -----------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                        214,000      (3,596,000)      1,688,000
Cash and cash equivalents - beginning of period                                           1,474,000       6,297,000
                                                                                        ------------   ------------    ------------

Cash and cash equivalents - end of period                                               $ 1,688,000    $  2,701,000    $  1,688,000
                                                                                        ===========    ============    ============

Noncash transactions:
    Accrued dividends on ATI preferred stock                                            $   153,000    $    153,000    $    595,000
    Accounts Payable settled using treasury stock                                            39,000                          39,000
    Common stock issued to settle payables                                                   34,000                          34,000
    Preferred Stock issued for inventory                                                                                    575,000


See notes to financial statements                                      Page 6

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company") was formed to license and develop pharmaceutical products to treat a variety of human diseases. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, ATI. All intercompany balances and transactions have been eliminated.

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report on form 10-KSB/A.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its inception and has incurred a cumulative net loss of approximately $31,356,000 as of September 30, 1999. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve product revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for neonatal use in critical care hospital settings. The Company is also developing its lead product candidate, Surfaxin(R), for the treatment of various critical care respiratory conditions. The Company anticipates that during the next 12 months it will conduct substantial research and development of its compounds. The Company's ability to achieve its business objectives during the 12-month period is dependent on the Company's ability to realize additional financing or corporate partnering.

SURFAXIN(R) (lucinactant)

Meconium Aspiration Syndrome (MAS)

The Company recently finished a Phase 2 clinical trial in MAS in full-term newborns. This 22-patient trial showed an improvement in oxygenation parameters and a three-day savings on mechanical ventilation. Based on the results of this trial, the Company is planning a pivotal Phase 3 trial in MAS. This trial is expected to be a multi-centered, randomized trial versus patients on standard of care since there are no FDA approved therapies available to treat MAS. An Orphan Products Development Grant awarded to the Company by the FDA Office of Orphan
Products Development is expected to contribute significantly to the costs of this trial. This indication has received Fast Track designation from the FDA.

Respiratory Distress Syndrome in premature infants (IRDS)

The Company is currently planning to commence a Phase 3 clinical trial of SurfaxinO for the treatment of IRDS in premature infants during 2000. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the receipt of approvals by the United States Food and Drug Administration (the "FDA") and/or world health authorities. There can be no assurance as to the receipt or the timing of such approvals.

Acute Lung Injury/Acute Respiratory Distress Syndrome (ALI/ARDS)

A pivotal Phase 2/3 clinical trial of SurfaxinO for the treatment of ALI/ARDS was commenced on July 14, 1998. All of the 43 clinical sites identified by the Company for participation in the ALI/ARDS trial have completed all internal review board and other approvals relating to the original protocol for the trial. The protocol was recently amended and the Company is in the process of obtaining internal review board approvals relating to the amended protocol. The Company will not be able to complete this trial until it obtains a corporate partner or raises substantial additional financing.

SUPERVENT(TM) (tyloxapol)

Cystic Fibrosis (CF)

The Company has completed a Phase 1 trial in normal healthy volunteers and has determined a dose (1.25%) that did not produce significant adverse effects. A Phase 2A trial in CF patients was recently initiated where the intent is to show inhibition of inflammatory pulmonary events in these patients. The Company has received a grant from the CF Foundation that will cover a significant portion of the costs of the trial. This Phase 2A trial is expected to be completed in the next several months. If positive, the Company will likely initiate a larger Phase 2 trial in CF as well as a new Phase 2 trial in chronic bronchitis.

DSC-103 (Vitamin D analog)

Postmenopausal Osteoporosis

On December 5, 1997 a Phase 1 clinical study of DSC-103 (formerly known as ST-630) as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. On July 30, 1999 the Company entered into a licensing agreement for DSC-103 with YuYu Industrial Company, Ltd. (YuYu), of Korea under which YuYu was granted a license for the territory of Korea. The sublicense agreement is royalty based and includes small upfront fees and milestone payments. As part of the agreement, YuYu has agreed to an exclusive supply agreement whereby they will purchase DSC-103 drug substance from the Company. The Company intends to seek to develop DSC-103 through a corporate partnering arrangement rather than directly.

Liquidity

The Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, technological advances, status of competitors and the ability of the Company to establish collaborative arrangements with other organizations. During March and April, 1999, the Company received proceeds totaling $1 million from a private equity financing with existing investors. On July 29, the Company completed a second private placement totaling $2.45 million through a private placement of equity. In addition, subsequent to the end of the quarter, the Company has received an additional equity investment from Laboratorios Dr. Esteve in conjunction with the Sublicense and Securities Purchase Agreements dated as of October 28, 1999. The Company will be required to raise additional capital in order to meet its business objectives, and there can be no assurance that it will be successful in doing so or, in general, that the Company will be able to achieve its business objectives. The Company believes that its current resources will permit it to meet its business objectives until the third quarter of 2000. In the event that the Company does not achieve certain financing and/or corporate partnering objectives, the Company intends to reduce its use of cash.

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

The Company is working to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process date-sensitive information. The systems include database, networking and accounting software licensed by the Company. The Company does not use equipment with embedded chip technology that is date sensitive. The Company has completed its assessment of its internal operations and has Company has been advised by the vendors of its office and networking software that these systems are Year 2000 compliant. The Company has previously been advised that its accounting software package is Year 2000 compliant. If such software does not in fact prove to be Year 2000 compliant, the Company would experience temporary administrative disruptions but such disruptions would not threaten or materially interfere with the Company's drug development activities.

The Company has made inquiries of suppliers and other third parties with whom it has significant business relationships in order to determine whether such third parties have undertaken measures to ensure that their information technology systems will be Year 2000 compliant insofar as the Company is concerned. These third parties include contract manufacturing facilities utilized by the Company to produce SurfaxinO and SuperVentTM, contract laboratories at which stability testing of raw drug product is performed, facilities at which the Company's clinical trials are being undertaken and the Company's transfer agent. The Company has confirmed Year 2000 compliant status of all contract manufacturing and contract laboratory facilities utilized by the Company. The evaluation of its clinical trial sites is nearing completion. The potential consequences of a Year 2000 compliance failure on the part of a hospital or other facility participating in the Company's clinical trials range from the possible need to eliminate data points generated by specific facilities to delay in completion and evaluation of such trials, and could also result in a need for further dialogue with the FDA regarding clinical trial integrity if a significant problem were to emerge.

The Company's Year 2000 project is substantially complete. Assuming that the Company is not required to incur transfer costs as a result of any failure of its vendors to achieve Year 2000 compliance in a timely fashion, the Company anticipates that the cost of implementing its Year 2000 program will be limited to out-of-pocket costs related to making inquiries of, and receiving and reviewing confirmations from, third parties. The Company currently estimates that such costs will not exceed $10,000.

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

Safe Harbor Statement Under the Private Securities Litigation Act of 1996

Certain statements set forth in this report, including, without limitation, statements concerning the Company's research and development programs, the possibility of submitting regulatory filings for the Company's products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which the Company's existing resources will enable the Company to fund its operations, are forward-looking statements. All such statements involve significant risks and uncertainties. Actual results may differ materially from those contemplated in the forward looking statements as a result of risks and uncertainties, including but not limited to the following: the Company's ability to obtain substantial additional funds; the uncertainties inherent in the process of developing products of the kind being developed by the Company; the Company's ability to establish additional collaborative and licensing arrangements and the degree of success of the Company's collaboration partners; the Company's ability to obtain and maintain all necessary patents or licenses; the Company's ability to demonstrate the safety and efficacy of product candidates and to receive required regulatory approvals; the Company's ability to meet obligations and required milestones under its license agreement; the Company's ability to compete successfully against other products and to market products in a profitable manner; and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGE IN SECURITIES.

On July 29, 1999, the Company received $2.45 million in gross proceeds when it completed a private offering of Units (the "Unit Offering"), at a per Unit price of $500,000, consisting of (a) 413,223 shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), which was determined by dividing $500,000 by $1.21, which was the average closing bid price of the Common Stock for the five trading days immediately preceding the Closing Date (the "Closing Bid Price"), and (b) an equal number of the Company's Class D Warrants, each of which entitles the holder thereof to purchase a share of Common Stock at any time prior to the close of business on July 27, 2004 at a per share purchase price equal to 110% of the Closing Bid Price. Pursuant to a placement agency agreement with the Company, Paramount Capital, Inc. ("Paramount"), which acted as placement agent with respect to the Unit Offering, received $171,500 in cash commissions and was reimbursed for certain expenses incurred by Paramount in connection with the Unit Offering. In addition, Paramount received options (the "Placement Options") to acquire 0.49 Units at a per Unit exercise price of $550,000 as partial compensation for its services in connection with the Unit Offering.

Investors in a financing completed in April 1999 (the "April Financing") had purchased 531,914 aggregate shares of Common Stock at a purchase price of $1.88 per share and Class C Warrants exercisable for the purchase of 531,914 aggregate shares of Common Stock at an exercise price of $2.30 per share for seven years for an aggregate purchase price of $1,000,000. Pursuant to price adjustment provisions included in the April Financing, as a consequence of the Unit Offering, investors in the April Financing received an aggregate of 294,529 additional shares of Common Stock and an additional 37,110 Class C Warrants for no additional consideration and the per share exercise price applicable to the Class C Warrants has been reduced from $2.30 to $2.15.

Pursuant to an agreement entered into on October 28, 1999, the Company issued 317,164 shares of Common Stock to Laboratorios P.E.N., S.A. at a price of $2.68 per share (based on a 50% premium over the average closing price for the 10 days prior to the closing date) for aggregate proceeds of $850,000. The shares of Common Stock were issued to Laboratorios P.E.N., S.A. in connection with the Sublicense Agreement with Laboratorios Del Dr. Esteve, S.A. ("Laboratorios Dr. Esteve") described under "Item 5. Other Information."

In accordance with a Sublease Agreement entered into on April 1, 1999, the Company issued 2,350 shares of Common Stock to Yi Tuan & Brunstein, on July 5, 1999, as payment for the second quarterly rent.

For each of the issuances described above, the securities received by investors were deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. Investors in each financing represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. The investors in each financing had adequate access to information about the Company. Moreover, such investors represented to the Company, and the Company believed, that they were experienced in financial matters.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.    OTHER INFORMATION.

On October 28, 1999, the Company entered into a Sublicense Agreement with Laboratorios Dr. Esteve under which Laboratorios Dr. Esteve was granted a sublicense for the Company's lead product, Surfaxin(R), for the territories of Spain, Andorra, Portugal, Greece, Central and South America (the "Licensed
Territory"). In addition, Dr. Esteve was granted an option to acquire a sublicense for Italy. Under the Sublicense Agreement, Laboratorios Dr. Esteve paid the Company $750,000 as an up front license fee and payment for the Company furnishing a supply of Surfaxin(R) for use in the clinical trials. Laboratorios Dr. Esteve is also responsible for conducting a Phase II clinical trial in ARDS/ALI and Phase III clinical trial in IRDS in the Licensed Territory. The Company is responsible for regulatory filing in the Licensed Territory. Under a separate Supply Agreement, Laboratorios Dr. Esteve agreed to purchase from the Company its requirements of Surfaxin(R) during the term of the Sublicense Agreement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits:

                     4.1     Form of Class D Warrant  in  conjunction  with Unit
                             Offering   (incorporated   by   reference   to  the
                             Company's 8-K filed on August 9, 1999.)

                     10.1 Form of Subscription Agreement in conjunction with Unit Offering (incorporated by reference to the Company's 8-K filed on August 9, 1999.)

                     10.2 Form of Option Agreement dated September 30, 1999, issued to each of the executive officers of the Company.

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

                                             Discovery Laboratories, Inc.
                                                       (Registrant)


Date:    November 15, 1999                   /s/ Robert J. Capetola
                                             ----------------------------------
                                             Robert J. Capetola, Ph.D.
                                             President/Chief Executive Officer


Date:    November 15, 1999                   /s/ Evan Myrianthopoulos
                                             -----------------------------------
                                             Evan Myrianthopoulos
                                             Vice President, Finance
                                             (Principal Financial Officer)


Date:    November 15, 1999                   /s/ Cynthia Davis
                                             -----------------------------------
                                             Cynthia Davis
                                             Controller
                                             (Principal Accounting Officer)