Form 10KSB
period 1999-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2000-03-30
CIK 946486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


                             /X/ Annual Report under
                             Section 13 or 15(d) of
                             the Securities Exchange
                                Act of 1934 (Fee
                                    required)
                   For the fiscal year ended December 31, 1999

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

State issuer's revenues for its most recent fiscal year.  $178,000.

As of March 28, 2000, 14,051,805 shares of the registrant's common stock, par value $0.001 per share, were outstanding (exclusive of shares of such common stock owned by each director and executive officer and each person who beneficially owns 10% or more of the outstanding shares of common stock). The aggregate market value of voting and non-voting common equity held by non-affiliates computed by using the closing price of such common equity on the Nasdaq SmallCap Market on March 28, 2000 was approximately $120 million. The aggregate market value of all of the registrant's outstanding common stock (20,630,290 shares) and including shares of common stock held by each director and executive officer and each person who beneficially owns 10% or more of the outstanding shares of common stock of the registrant, was approximately $176 million computed by reference to the closing price of such common equity on the Nasdaq SmallCap Market on March 28, 2000. Shares of common stock beneficially owned by each director and executive officer and each person who beneficially owns 10% or more of the outstanding shares of common stock have been excluded from the calculations set forth in the first two sentence of this paragraph in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive.

The information required by Part III is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission within 120 days after the end of the Company's fiscal year.

Transitional Small Business Disclosure Format:  YES      NO  X

Unless the context otherwise requires, (i) all references to the "Company" include Discovery Laboratories, Inc. ("Discovery") and its wholly-owned subsidiary, Acute Therapeutics, Inc. ("ATI"), (ii) all references to the Company's activities, results of operations and financial condition prior to November 25, 1997 relate to Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), a predecessor to the Company, insofar as business activities relating to the SuperVentTM, Surfaxin(R) and DSC-103 products described herein are concerned and (iii) all references to the Company's common stock, par value $0.001 per share (the "Common Stock") are to the Company's Common Stock after giving effect to a 1-for-3 reverse split of the Common Stock effected on November 25, 1997. See Item 1 and Item 4 in this Annual Report on Form 10-KSB (this "Report").

                           FORWARD LOOKING STATEMENTS

The statements set forth under "Item 1 Description of Business" and elsewhere in this report, including in "Item 1 Description of Business, Important Factors Regarding the Company", which are not historical constitute "Forward Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements.

Examples of such risks and uncertainties include, but are not limited to, the inherent risks and uncertainties in developing products of the type we are developing; possible changes in our financial condition; the progress of our research and development (including the risk that our lead product candidate,
Surfaxin(R), will not prove to be safe or useful for the treatment of certain indications); the impact of development of competing therapies and/or technologies by other companies; our ability to obtain additional required financing to fund our research programs; our ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with us; the results of clinical trials being conducted by us; the progress of the FDA approvals in connection with the conduct of our clinical trials and the marketing of our products; the additional cost and delays which may result from requirements imposed by FDA in connection with obtaining the required approvals; and the other risks and certainties detailed in " Item 1 Description of Business, Important Factors Regarding the Company", and in the documents incorporated by reference in this prospectus.

We do not undertake to update any forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are a development stage pharmaceutical company that focuses on developing compounds to treat respiratory diseases that affect the ability of the lungs to absorb oxygen. We are initially developing our lead product candidate, Surfaxin(R), for use by newborn infants to treat two respiratory conditions in critical care units of hospitals. We are also developing this lead product candidate for the treatment of acute respiratory distress syndrome and acute lung injury in adult patients. We believe we can use Surfaxin(R) to treat other respiratory conditions. These include asthma, chronic obstructive pulmonary disease, emphysema and cystic fibrosis. In addition, we believe we can use Surfaxin(R) to deliver drugs that are currently delivered by injection. These drugs include antibiotics, pulmonary vasodilators, brochodilators, steroids and proteins. We are also evaluating acquiring licenses to other drug candidates in the early stage of development for the treatment of respiratory diseases. We may develop and market our products on our own or seek to enter into collaborations with corporate partners for manufacturing and marketing these drugs.

Our lead product is Surfaxin(R). Surfaxin(R) is a formulation of an artificial lung surfactant containing a peptide or small protein. We patterned Surfaxin(R) after a human surfactant protein. Surfactants are substances that are produced in the lungs. They possess the ability to lower the surface tension of the fluid normally present within the air sacs that are inside of the lungs. In the absence of sufficient surfactants, these air sacs tend to collapse. As a result, the lungs do not absorb sufficient oxygen.

We intend to use Surfaxin(R) for the treatment of several respiratory conditions. Currently, we are developing Surfaxin(R) for the treatment of respiratory distress syndrome in premature infants, meconium aspiration syndrome in full-term infants and respiratory distress syndrome and acute lung injury acute respiratory distress syndrome in adults. We have also begun developing Surfaxin(R) to treat other respiratory disorders.

Respiratory distress syndrome is a condition in which premature infants are born with an insufficient amount of their own natural surfactant. Meconium aspiration syndrome is a similar condition, in which full-term infants are born with meconium in their lungs which depletes the natural surfactant in their lungs. Meconium is the baby's first bowel movement in the mother's womb. This condition can lead to meconium aspiration syndrome if the baby breathes in the meconium. Both of these conditions can be life-threatening as a result of the failure of the lungs to absorb sufficient oxygen. These conditions can also deplete natural surfactants in the lungs. This results in the need for mechanical ventilation and can be life-threatening. Acute respiratory distress syndrome can result from a variety of events. Some of these events are pneumonia, breathing in the contents of the stomach, trauma, smoke inhalation, near drowning and head injury.

The incidence of ARDS/ALI is approximately 240,000 patients per year in the United States. Respiratory distress syndrome affects 40,000 to 50,000 infants per year in the United States. Twenty to forty percent of infants with respiratory distress syndrome require extended mechanical ventilation and hospitalization. Meconium aspiration syndrome affects approximately 26,000 newborn infants per year in the United States.

Presently, the FDA has only approved replacement surfactants for treating respiratory distress syndrome in premature infants. These approved replacement surfactants come from pigs and cows. Surfaxin(R) is a synthetic surfactant. As a result, we believe that we can manufacture Surfaxin(R) less expensively. In addition we believe that Surfaxin(R) might possess other pharmaceutical benefits not possessed by animal surfactants. The FDA has not approved replacement surfactants for treatment of meconium aspiration syndrome and acute respiratory distress syndrome. The FDA has granted meconium aspiration syndrome and acute respiratory distress syndrome fast track designation. Fast track status does not accelerate the clinical trials nor does it mean that the regulatory requirements are less stringent. However, the FDA will review the New Drug Application for a drug granted fast track status within six months. The FDA has awarded us an orphan drug grant to support our development of Surfaxin(R) in meconium aspiration syndrome.

We also intend to begin preclinical research into converting Surfaxin(R) into an aerosol spray for the treatment of asthma, chronic obstructive pulmonary disease, acute and chronic bronchitis and a variety of other respiratory diseases.

Our second compound under development is SuperVent(TM) . We intend to use SuperVent(TM) to treat airway diseases such as cystic fibrosis and chronic bronchitis. We deliver SuperVentTM to patients using a nebulizer. A nebulizer is a device that turns liquid into mist, making it breathable. We anticipate using SuperVentTM for the treatment of lung conditions involving inflammation, excessive mucous and injurious oxidation. Injurious oxidation is a condition where atoms in tissue lose electrons, which can result in damage to the tissue.

Cystic fibrosis is a progressive, lethal respiratory disease that afflicts approximately 23,000 patients in the United States and a comparable number in Europe. Cystic fibrosis is the most common lethal genetic disease among Caucasians. Because of this genetic defect, mucus accumulates and clogs the lungs, impairing breathing. This can lead to gradual destruction of the lungs of cystic fibrosis patients. The inability to clear mucus from the lungs can lead to blockage of the airways in the lungs. A new therapy that is intended to minimize the complications of cystic fibrosis could have a major impact on the length and quality of life of its patients.

We are conducting clinical trials of Surfaxin(R) for the treatment of respiratory distress syndrome, meconium aspiration syndrome and acute respiratory distress syndrome. In addition, we are conducting clinical trials of SuperVentTM for treatment of cystic fibrosis.

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

SURFAXIN(R)

The Company's lead product is Surfaxin(R), a protein-phospholipid formulation containing the proprietary, synthetic peptide sinapultide, for the treatment of several conditions characterized by insufficient surfactant. Lung surfactants are protein-phospholipid complexes which coat the alveoli (air sacs) of the lungs. Lung surfactants lower surface tension in expiration and raise it during inspiration to prevent the collapse of alveoli. Replacement surfactants are currently approved only for treating idiopathic respiratory distress syndrome in premature babies ("RDS"). Infants with this condition, as well as infants born with meconium (a component of the fetal bowel) in their lungs, which can lead to meconium aspiration syndrome ("MAS"), typically suffer from insufficient surfactant. This condition can lead to a life-threatening loss of pulmonary function. Patients with ARDS/ALI, which can result from trauma, smoke inhalation, head injury, pneumonia and a variety of other events, typically suffer from surfactant deficiency as well. If Surfaxin(R) can be formulated as an aerosol, it might have utility in other pulmonary disorders, such as asthma.

Surfaxin(R) is an aqueous suspension of lipids containing the novel synthetic peptide sinapultide. Surfaxin(R) was invented at The Scripps Research Institute ("Scripps"). Surfaxin(R) is patterned after human Surfactant Protein B, shown to have the greatest surfactant activity in humans. The product was exclusively licensed by Scripps to Johnson & Johnson, Inc. ("J&J"), which, together with its wholly owned subsidiary, Ortho Pharmaceutical Corporation ("Ortho"), engaged in development activities with respect to sinapultide. The Company acquired the exclusive worldwide sublicense to the sinapultide technology from J&J and Ortho in October 1996.

In July 1992, an investigational new drug application ("IND") submitted by Scripps relating to the use of Surfaxin(R) to treat RDS was approved by the United States Food and Drug Administration (the "FDA"). J&J subsequently completed a multi-center, Phase 2 clinical trial of Surfaxin(R) in 47 infants with RDS. This trial demonstrated safety and efficacy. In September 1994, an IND was submitted by J&J relating to the use of Surfaxin(R) to treat ARDS and was subsequently approved by the FDA. Both the RDS IND and the ARDS IND have been transferred to the Company. The Company subsequently received FDA approval to amend the approved ARDS IND and re-initiate Phase 1 clinical trials of Surfaxin(R) for the treatment of ARDS. The Company amended the existing RDS IND to permit the initiation of a Phase 2 clinical trial of Surfaxin(R) to treat MAS on May 27, 1997 at Thomas Jefferson University Hospital in Philadelphia. This trial was completed and results were announced on February 4, 1999. The Company initiated a pivotal Phase 3 trial in MAS in January 2000. The trial intends to enroll 200 MAS patients. The Company is engaged in discussions with the FDA concerning a protocol for Phase 3 clinical trials for Surfaxin(R) for RDS. The Company intends to commence the Phase 3 clinical trial upon approval of the protocol on terms acceptable to the Company. The Company also commenced a pivotal Phase 2/3 clinical trial in ARDS/ALI in July 1998. This trial was stopped on January 27, 2000 due to the Company's cash position and so that a new Phase 2 ARDS/ALI trial could be commenced using a new, less viscous formulation of Surfaxin(R). A new Phase 2 trial is currently being planned, which the Company expects to commence following submission of a protocol and subsequent approval by the FDA.

SuperVent(TM)

The Company is developing SuperVent(TM) as a stable, aerosolized, multidimensional therapy for airway diseases such as cystic fibrosis ("CF") and chronic bronchitis, which are characterized by inflammation, injurious oxidation and excessive sputum. CF results from a genetic defect in the CFTR gene. The CFTR gene codes for a membrane protein responsible for the transport of chloride ions. Because of this genetic defect, CF mucus is excessively viscous and adherent to airway walls. Destruction of the lungs of CF patients occurs gradually as the inability to clear mucus from the lungs leads to blockage of the airways usually beginning in the smaller airways and alveoli. A new therapy, which minimizes the pulmonary complications of CF, would have a major impact on the length and quality of life of its patients.

SuperVent(TM)'s active component is tyloxapol, a compound which has been safely used as an emulsifying agent in drug formulations by the United States pharmaceutical industry for over 40 years. Experimental research conducted by consultants to the Company indicates that tyloxapol may possess biological activities beyond its well-recognized emulsification properties. In vitro studies conducted by the inventors demonstrated that tyloxapol has three mechanisms of action: anti-inflammatory activity, anti-oxidant activity and mucoactive activity. This combination of pharmacological activities is not presently found in any single, safe, effective therapy for CF or chronic bronchitis in the United States.

The Company's clinical development plan for SuperVent(TM) is to focus first on CF. In September 1995, the FDA approved a physician-sponsored IND to begin a clinical trial of SuperVent(TM) for use in treating CF. The trial commenced on March 17, 1997 at the University of Utah Health Sciences Center and is designed to determine whether aerosolized SuperVent(TM) holds promise as a low toxicity, anti-inflammatory, anti-oxidant and mucolytic agent for the treatment of CF. Part A of such clinical trial was completed on March 31, 1998. The results from this clinical trial in normal healthy volunteers have indicated that the compound had no significant effects on any objective measure of safety (although coughing was noted by several subjects at the highest doses tested). The Company began a Phase 2A clinical trial of SuperVent(TM) for the treatment of CF on August 4, 1999. Preliminary analysis of the data show that SuperVent(TM) decreased the amount of Interleukin 8 (IL-8) in the sputum of treated patients compared to controls. IL-8 is an important body chemical that causes the migration of inflammatory cells to the site of release. The Phase 2A clinical trial involved 8 patients and an additional Phase 2 trial will likely be required prior to commencement of a Phase 3 trial.

DSC-103

The Company is developing DSC-103 (formerly known as ST-630) for use in treating postmenopausal osteoporosis. Postmenopausal osteoporosis is a disease of postmenopausal women characterized by decreased bone mass which leads to reduced bone strength and an increased risk of fractures. DSC-103 is an analog of the active circulating vitamin D hormone, calcitriol, modified to increase its potency and lengthen its circulating half-life. As a class, vitamin D analogs are commonly used therapies in Europe and Japan for osteoporosis. In aggregate, this class of compounds is believed to generate several hundred million dollars in worldwide sales for osteoporosis.

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

In November 1997, the Company filed an IND with the FDA to initiate Phase 1 clinical studies of DSC-103 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States. On December 5, 1997, the Company initiated an initial safety and dose-ranging study of DSC-103 in healthy normal volunteers and postmenopausal women either with or without osteoporosis at Covance Clinical Research Unit Inc. in Madison, Wisconsin. The Company completed that clinical study and determined that DSC-103 does not represent a risk of hypercalcemia at any dosage levels that may prove efficacious for treating postmenopausal osteoporosis. The Company has access to preclinical data generated by Sumitomo Pharmaceuticals and Taisho Pharmaceuticals with respect to DSC-103 pursuant to the terms of the licensing arrangements described herein.

Because DSC-103 does not meet the critical care focus of Discovery, it is the Company's intention to seek a pharmaceutical partner to further develop DSC-103 for metabolic bone diseases.

LICENSING ARRANGEMENTS; PATENTS AND PROPRIETARY RIGHTS

J&J License Agreement: Surfaxin(R)

The Company has received an exclusive, worldwide sublicense from J&J (the "J&J License Agreement") to commercialize Surfaxin(R) for the diagnosis, prevention and treatment of disease. The J&J License Agreement is a sublicense under certain patent rights previously licensed to J&J by Scripps (the "Scripps Patent Rights") and a license under certain other patent rights held by Ortho (the "Ortho Patent Rights"). The Scripps Patent Rights consist of four issued United States patents and two pending United States applications. The four issued patents are United States Patent No. 5,407,914, U.S. Patent No. 5,260,273, U.S. Patent No. 5,164,369, and U.S. Patent No. 6,013,619. These patents relate to synthetic pulmonary surfactants (including Surfaxin(R)), certain related polypeptides and a method of treating respiratory distress syndrome with these surfactants. The first of these patents will expire in 2009. The two pending United States applications relate to pulmonary surfactants, related polypeptides, liposomal surfactant compositions and methods of treating respiratory distress syndromes with these surfactants and compositions. The Ortho Patent Rights consist of certain pending United States patent applications which relate to methods of manufacturing certain peptides which may be used in the manufacture of Surfaxin(R). J&J is responsible for filing, prosecuting and maintaining the Ortho Patent Rights. A US patent covering use of all known surfactants (including Surfaxin(R)) as a lavage was recently issued to The Scripps Research Institute and licensed to Discovery Laboratories, Inc.

CMHA License Agreement: SuperVent(TM) /Tyloxapol

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

Scripps Agreement

The Company and Scripps were parties to a sponsored research agreement (the "Sponsored Research Agreement") that expired during February 1999 pursuant to which the Company contributed $460,000 to Scripps' Surfaxin(R) research efforts per annum. In March 2000, the Company and Scripps entered into an Agreement extending the term for one year commencing March 1, 2000 and for additional one year terms upon agreement of the parties. The Company will contribute $247,731 per annum to Scripps' Surfaxin(R) research under the Agreement. The Company has an option to acquire an exclusive worldwide license to technology developed under the agreement prior to its expiration, which it is required to exercise within 180 days from receipt of notice from Scripps of the development of such technology. The Company has not received any notice of development of technology pursuant to the Sponsored Research Agreement. Scripps will own all technology that it developed pursuant to work performed under the Sponsored Research Agreement. The Company has the right to receive 50% of the net royalty income received by Scripps for inventions jointly developed by the Company and Scripps to the extent the Company does not exercise its option with respect to such inventions.

Collaboration Agreements

The Company entered into a sublicense agreement with Laboratorios del Dr. Esteve, S.A. ("Laboratorios Dr. Esteve") pursuant to which the Company granted to Laboratorios Dr. Esteve an exclusive license to market and sell Surfaxin(R) products in southern Europe (other than Italy), Central and South America and Mexico, with an option to acquire an exclusive license for Italy. In addition, the Company granted to Laboratorios Dr. Esteve a right of first negotiation with respect to other products developed by the Company for distribution and sale in the licensed territory. Under the sublicense agreement, the Company will be entitled to milestone payments upon achievement of certain milestones. In addition, the Company entered into a supply agreement with Dr. Esteve pursuant to which Laboratorios Dr. Esteve agreed to purchase all of its requirements (subject to certain limits) of the Surfaxin(R) products from the Company. The Company will receive a percentage of the sales price of the licensed products for the Surfaxin(R) products as the purchase price under the supply agreement.

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

The Company has acquired from J&J experimental compounds, the sinapultide and manufacturing equipment needed to produce and meet its requirements for clinical supplies of Surfaxin(R). In addition, the Company has entered into an agreement with Taylor Pharmaceuticals, Inc. for the manufacture of Surfaxin(R) for use in the Company's planned clinical trials.

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

The Company may elect to market Surfaxin(R) and SuperVent(TM) directly or may, in the future seek to enter into collaboration agreements to license these products, if they are successfully developed. The Company currently has no marketing and sales experience and no marketing or sales personnel. Unless a sales force is established, the Company will be dependent on corporate partners or other entities for the marketing and selling of its products. There can be no assurance that the Company will be able to enter into any satisfactory arrangements for the marketing and selling of its products. The inability of the Company to enter into such third party distribution, marketing and selling arrangements for its anticipated products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Presently, there are no approved drugs that are specifically indicated for MAS or ARDS/ALI. Current therapy consists of general supportive care and mechanical ventilation. Four products are specifically approved for the treatment of RDS. CurosurfTM, marketed in Europe by Ares-Serono and Chiesi, and in the US by Dey Labs, is a porcine lung extract. ExosurfTM, marketed by Glaxo Wellcome, contains only phospholipids and synthetic organic detergents and no stabilizing protein or peptides. SurvantaTM, which has been shown to be more effective than ExosurfTM in clinical trials, is an extract of bovine lung that contains the cow version of Surfactant Protein B. Recently, Forest Laboratories has obtained marketing clearance from the FDA for its calf lung surfactant, InfasurfTM, for use in RDS. Although none of the four approved surfactants for RDS is approved for ARDS or ALI, which are significantly larger markets, there are a significant number of other potential therapies in development for the treatment of ARDS/ALI that are not surfactant related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin(R). The Company believes that synthetic surfactants such as Surfaxin(R) will be far less expensive to produce than the animal-derived products approved for the treatment of RDS.

Genentech has marketed PulmozymeTM in the United States and Canada as a CF therapy since early 1994. PulmozymeTM reduces the viscosity of CF mucus by cleaving the DNA released from destroyed inflammatory, epithelial and bacterial cells which collect in mucus and contribute to its abnormal viscosity and adherence. The approximate yearly cost of PulmozymeTM treatment for an average patient is $12,000. The Company believe that the high cost of this treatment may reduce its competitive profile as compared with SuperVent(TM).

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

During October 1998, the FDA granted the Company Fast Track approval status for the ARDS/ALI and MAS indications. Fast track status facilitates the development and expedites the review of new drugs intended for treatment of life-threatening conditions for which there is presently no medical option. The FDA Office of Orphan Products Development (the "OOPD") has designated Surfaxin(R) as an orphan drug for the treatment of MAS and ARDS/ALI. During October 1998, the OOPD awarded Discovery a renewable Orphan Products Development Grant, ranging from $194,390 for the first year to $583,170 over three years, to finance the Company's MAS trial.

EMPLOYEES

The Company has 11 full-time employees. The Company's future success depends in significant part upon the continued service of its key scientific personnel and executive officers and its continuing ability to attract and retain highly qualified scientific and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.

1998 Merger

On June 16, 1998, Discovery completed the acquisition of the then outstanding minority interest in ATI through the merger of a transitory subsidiary of Discovery with and into ATI (the "1998 Merger"). Upon consummation of 1998 the Merger, (i) Dr. Capetola became the Chief Executive Officer of the Company, (ii) the other members of ATI's management team prior to the 1998 Merger assumed executive positions with the Company comparable to their present positions with ATI and (iii) the Board of Directors of Discovery was reconstituted to consist of its present members.

1997 Merger

On November 25, 1997, Old Discovery was merged (the "1997 Merger") with and into the Company. Pursuant to the 1997 Merger, the name of the Company was changed from Ansan Pharmaceuticals, Inc. to Discovery Laboratories, Inc. Immediately following the consummation of the 1997 Merger, the Company effected a 1-for-3 reverse split (the "Reverse Split") of the outstanding Common Stock.

IMPORTANT FACTORS REGARDING THE COMPANY

The following important factors, among others, could cause the Company's actual results, performance, achievements, or industry results to differ materially from those expressed in the Company's forward-looking statements contained herein and presented elsewhere by management from time to time.

Because We Are a Development Stage Company, We May Not Successfully Develop and Market Our Products, and Even If We Do, We May Not Generate Enough Revenue or Become Profitable.

We are a development stage company. Therefore, you must evaluate us in light of the uncertainties and complexities present in a development stage biotechnology company. We are conducting research and development on our product candidates. Accordingly, we have not begun to market or generate revenues from the commercialization of any of these products. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. We expect to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still cannot assure you that we will generate sufficient or sustainable revenues or that we will be profitable.

The Types of Products We Are Developing Are Subject to Risks That Are Difficult to Foresee, and We May Not Succeed In Our Development Efforts.

Our development of products is subject to the risks of failure inherent in the development of new pharmaceutical products which utilize innovative or new technologies. During the development process, we could experience unforeseen problems that could delay us from completing the development of our products. As a result, we may terminate development of these products or applications. We cannot assure you:
              -- that we will succeed in our research and  development;
              -- that we will successfully market our proposed products.

If We Cannot Raise Additional Capital We Will Need to Discontinue Our Research and Development Activities. In Addition, Any Additional Financing Could Result in Dilution.

We will need substantial additional funding to conduct our research and product development activities and, if we are successful, to manufacture and market products. We intend to raise further funds through collaborative ventures entered into with potential corporate partners and through additional debt or equity financings. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements. This would increase our cash requirements for research and development. We cannot provide assurance that we will obtain necessary financing. We have not entered into arrangements to obtain any additional financing. Any additional financing could include unattractive terms or result in significant dilution of stockholders' interests. If we fail to enter into collaborative ventures or to receive additional funding, we would have to scale back or discontinue our research and development operations. Furthermore, we could cease to qualify for listing of our securities on the Nasdaq SmallCap Market. See "We Face the Possibility of Delisting From the Nasdaq SmallCap Market."

If We Fail to Obtain Regulatory Approval to Commercially Manufacture or Sell Any of Our Products or If the FDA Delays Approval of Our Product Candidates, it Could Increase the Cost of Product Development or Ultimately Prevent or Delay Our Ability to Sell Our Products and Generate Revenues.

In order to sell  our  products  that are  under  development,  we must  receive regulatory approvals for our products. The FDA and comparable agencies in foreign countries extensively and rigorously regulate the testing, manufacture, distribution, advertising, pricing and marketing of drug products. The FDA and comparable agencies in other countries require an extensive regulatory approval process before we can market our product. This process includes preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and effectiveness and confirmation by the FDA that the manufacturer maintains good laboratory, clinical and manufacturing practices during testing and manufacturing. The process is lengthy, expensive and uncertain. It is also possible that we may not reach agreement with the FDA on the design of clinical studies necessary for approval. In addition, conditions imposed by the FDA on our clinical trials could significantly increase the time required for completion of clinical trials and the costs of conducting clinical trials. Clinical trials generally take two to five years or more to complete.

The testing and approval processes require the expenditure of substantial resources. The FDA may not give us the requisite approvals for our products on a timely basis, if ever. The FDA could withdraw any approvals we obtain. Further, if there is a later discovery of unknown problems or if we fail to comply with other applicable regulatory requirements at any stage in the regulatory process, the FDA may restrict or delay our marketing of a product, or force us to make product recalls. In addition, the FDA could impose other sanctions such as fines, injunctions, civil penalties or criminal prosecutions. For marketing outside the United States, we also need to comply with foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The FDA and foreign regulators have not yet approved any of our products under development for marketing in the United States or elsewhere. If the FDA and other regulators do not approve our products, it could prevent us from marketing our products.

Our Strategy,  In Many Cases,  Is to Enter into  Collaboration  Agreements  with
Third Parties with Respect to Our Products and We May Require Additional Collaboration Agreements. In Addition, If We Enter into These Agreements and the Third Parties Do Not Perform, it Could Impair Our Ability to Commercialize Our Products.

Our strategy for the completion of the required development and clinical testing of our products and for the manufacturing, marketing and commercialization of our products, in many cases, depends upon entering into collaboration arrangements with pharmaceutical companies. We have entered into a sublicense agreement for Surfaxin(R) covering southern Europe and Latin America. We may need to enter into additional collaboration agreements. Our success may depend upon obtaining partners. In addition, we may depend on our partners' expertise and dedication of sufficient resources to develop and commercialize our proposed products. We may in the future grant to collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Under these arrangements our collaboration partners may control key decisions relating to the development of the products. Those rights would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships or if our collaboration partners fail to develop or commercialize successfully any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner.

Discoveries or Developments of New Technologies by Our Competitors or Others May Make Our Products less Competitive or Make Our Products Obsolete.

There are rapidly changing technologies and evolving industry standards in the biotechnology and pharmaceutical markets. We intend to market our products under development for the treatment of diseases for which other technologies and proposed treatments are rapidly developing. The research efforts of others may render our research and product development efforts obsolete. Third parties conducting research include governments, major research facilities and large multinational corporations. Many of the third parties have greater research and development, manufacturing, marketing, financial, technological, personal and managerial resources than we have.

If We Cannot Protect Our Intellectual Property, Other Companies Could Use Our Technology in Competitive Products. If We Infringe the Intellectual Property Rights of Others, Other Companies Could Prevent us from Developing or Marketing Our Products.

We seek patent protection for our drug candidates so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend in part on our ability and that of parties from whom we license technology to:
              -- defend our patents and otherwise prevent others from infringing on our  proprietary  rights;
              --  protect  trade  secrets;  and
              --  operate without  infringing upon the proprietary rights of others, both in the United States and in other countries.

The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date, the United States Patent and Trademark Office ("USPTO") has not adopted a consistent policy regarding the breadth of claims that the USPTO allows in biotechnology patents or the degree of protection that these types of patents afford.

Even If We Obtain Patents to Protect Our Products, Those Patents May Not Be Sufficiently Broad and Others Could Compete with Us.

We, or the parties licensing technologies to us, have filed various United States and foreign patents applications with respect to the products and technologies under our development and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international application filed under the Patent Cooperation Treaty. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in the USPTO or foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from third parties may not provide any protection against competitors. In particular, our issued and pending patents relating to SuperVent(TM) cover high concentrations of tyloxapol. These patents could prove meaningless if low concentrations of tyloxapol are as effective as higher concentrations of tyloxapol in treating the indications which we are developing our SuperVent(TM) product to treat.

Patents Which Others Obtain Could Limit Our Ability to Market Our Products.

Our commercial success also significantly depends on our ability to operate without infringing the patents or violating the proprietary rights of others. The USPTO keeps United States patent applications confidential while the applications are pending. Accordingly, we cannot determine which inventions third parties claim in pending patent applications which they have filed. We may need to engage in litigation to defend or enforce our patent and license rights or to determine the scope and validity of the proprietary rights of others. It will be expensive and time consuming to defend and enforce patent claims. Thus, even in those instances in which the outcome is favorable to us, these proceedings can result in the diversion of substantial resources from our other activities. An adverse determination may subject us to significant liabilities or require us to seek licenses that third parties may not grant to us. An adverse determination could also require us to alter our products or processes or cease altogether any related research and development activities or product sales.

If We Cannot Meet Requirements under Our License Agreements, We Could Lose Our Rights to Our Products.

We depend on licensing arrangements to maintain rights to our products under development. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights under these licensing arrangements. In addition, we are responsible for the cost of filing and prosecuting patent applications and maintaining issued patents licensed to us. If we do not meet our obligations under our license agreements in a timely manner, we could lose the rights to our proprietary technology.

We Rely on Confidentiality Agreements That Our Employees Could Breach.

We require all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information to third parties and require disclosure and assignment to us of rights to our employees' ideas, developments, discoveries and inventions while we employ them. In addition, we seek to obtain these types of agreements from our consultants, advisors and research collaborators. To the extent that consultants, key employees or other third parties apply technological information which they or other parties independently develop to any of our proposed projects, disputes may arise as to the proprietary rights to this type of information. In such case, a court may determine that the right belongs to a third party. In addition, we will rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, consultants, advisors or others. We cannot assure you:
              --  that they will not breach these agreements; or
              --  that  agreements  we  would  obtain  would  provide   adequate
                  remedies for this type of breach or that our trade secrets or proprietary know-how will not otherwise become known or competitors will not independently develop similar technology.

If the Third Parties We Depend on for the Manufacture of Our Pharmaceutical Products Do Not Supply These Products in a Timely Manner, it May Delay or Impair Our Ability to Develop and Market Our Products.

We rely on outside manufacturers, including Taylor Pharmaceuticals, Inc., to produce appropriate clinical grade material that meets standards for use in clinical studies for our products. We will also rely on outside manufacturers for production of products after marketing approval. We may also enter into arrangements with other manufacturers for the manufacture of material for use in clinical testing and after marketing approval.

Our outside manufacturers may not perform as they have agreed or may not remain in the contract manufacturing business for a sufficient time to successfully produce and market our product candidates. In this event we may fail to find a replacement manufacturer or develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products. In addition, if we find a replacement manufacturer there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

We may in the future elect to manufacture some of our products on our own. We do not currently have a manufacturing facility, manufacturing experience or manufacturing personnel. If we determine to manufacture products on our own and do not successfully develop manufacturing capabilities, it will adversely affect sales of our products.

In addition, the FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators inspect these facilities to confirm compliance with good manufacturing practice requirements that the FDA or corresponding foreign regulators establish. If our third-party foreign or domestic suppliers or manufacturers of our products fail to comply with good manufacturing practice requirements or other FDA regulatory requirements, it could adversely affect our ability to market our products.

We Do Not Have Marketing and Sales Experience, and Our Lack of That Experience Could Limit Our Ability to Generate Revenues from Future Product Sales.

We do not have marketing and sales experience or marketing or sales personnel. If we do not develop a marketing and sales force, then we will depend on arrangements with corporate partners or other entities for the marketing and sale of our products. We may not succeed in entering into any satisfactory third-party arrangements for the marketing and sale of our products. In addition, we may not succeed in developing marketing and sales capabilities or we may not have sufficient resources to do so. If we fail to establish marketing and sales capabilities or fail to enter into arrangements with third parties, it will adversely affect sales of our products.

We Depend upon Key Employees and Consultants in a Competitive Market for Skilled Personnel. If We Are Unable to Attract and Retain Key Personal, it Could Adversely Effect Our Ability to Develop and Market Our Products.

We are highly dependent upon the principal members of our management team, especially Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. We have an employment agreement with Dr. Capetola which expires on June 15, 2002. We also have employment agreements with other key personnel with termination dates in 2001. We do not maintain key-man life insurance. The loss of any of these persons' services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel, including marketing and sales staff. We experience intense competition for qualified personnel.

While we attempt to provide competitive compensation packages to attract and retain key personnel, some of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete for key personnel.

Our Industry is Highly Competitive and We Have less Capital and Resources than Many of Our Competitors, and This May Give Them an Advantage in Developing and Marketing Products Similar to Ours.

Our industry is highly competitive. We compete with numerous existing companies intensely in many ways. We expect new companies to enter our industry and we expect competition to increase. Many of these companies have substantially greater research and development, marketing, financial, technological, personnel and managerial resources than we have. In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in:
              --  developing products;
              -- undertaking preclinical testing and human clinical trials; -- obtaining FDA and other regulatory approvals or products;
                  and
              --  manufacturing and marketing products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before us. If we commence commercial product sales, we will compete against companies with greater marketing and manufacturing capabilities. These are areas in which, as yet, we have limited or no experience. In addition, developments by competitors may render our product candidates obsolete or uncompetitive. Our competitors may succeed in developing and marketing products that are more effective than ours.

We  also  face,   and  will  continue  to  face,   competition   from  colleges,
universities, governmental agencies and other public and private research organizations. These competitors are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. Some of these technologies may compete directly with the technologies that we are developing. These institutions will also compete with us in recruiting highly qualified scientific personnel. We expect that therapeutic developments in the areas in which we are active may occur at a rapid rate and that competition will intensify as advances in this field are made. Accordingly, we need to continue to devote substantial resources and efforts to research and development activities.

If Product Liability Claims Are Brought Against Us, it May Result in Reduced Demand for Our Products or Damages That Exceed Our Insurance Coverage.

The marketing and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects. Use of our products in clinical trials, as well as commercial sale, could result in product liability claims. In addition sales of our products through third party arrangements could also subject us to product liability claims. We presently carry product liability insurance relating to our clinical trials of SuperVent(TM) and Surfaxin(R). However, this insurance coverage might not fully cover any potential claims. We may need to obtain additional product liability insurance coverage prior to initiation of other clinical trials. We expect to obtain product liability insurance coverage before commercialization of our proposed products; however, this insurance is expensive and insurance companies may not issue this type of insurance when we need it. We cannot provide assurance that we can obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless, could adversely affect our cash available for other purposes, such as research and development. In addition, the existence of a product liability claim could affect the market price of our common stock.

Healthcare Reform Measures and Reimbursement Procedures May Prevent Us from Obtaining an Adequate Level of Reimbursement for Our Products That in Turn Would Decrease Our Ability to Generate Revenues.

Efforts of governmental and third-party payers to contain or reduce the costs of health care through various means could affect the levels of revenues and profitability of pharmaceutical and biotechnology products and companies. For example, in some foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. Pricing constraints on our products could negatively impact our revenues and profitability.

In the United States and elsewhere, successful commercialization of our products will depend in part on the availability of reimbursement to the consumer using our products from third-party health care payers such as government and private insurance plans. Third-party payors may not provide sufficient reimbursement to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party health care payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. If we succeed in bringing one or more products to market, and the government or third-party payers fail to provide adequate coverage or reimbursement rates for those products, it could reduce our product sales and product revenues.

Directors, Executive Officers, Principal Stockholders and Affiliated Entities Own a Significant Percentage of Our Capital Stock, and this Could Have an Effect on Actions by the Stockholders.

As of March 29, 2000, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 32% of our outstanding voting securities. Accordingly, these stockholders have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

We Face the Possibility that Nasdaq May Delist our Common Stock from the NASDAQ SmallCap Market.

To meet the current listing requirements for Nasdaq to continue to list our securities on the Nasdaq SmallCap Market, we will have to maintain:
                  (a)      (1) at least $2 million in net tangible assets or
                           (2) $35 million in market capitalization or
                           (3) $500,000 in net income (over two of the last
                               three years),
                  (b) a public  float of at least  500,000  shares  valued at $1 million  or more and
                  (c) a minimum  bid price of $1 and
                  (d) at least 300  holders  of our  common  stock and
                  (e) at least two active market makers.

At December 31, 1999, we had $3,108,000 in net tangible assets. The closing price of our common stock during the period from January 1, 1999 to March 28, 2000 ranged from $1.00 to $12.63 and the closing price of our common stock on March 28, 2000 was $8.53.

If we are unable to satisfy the listing requirements, Nasdaq may delist our securities from the Nasdaq SmallCap Market. If any trading markets for our securities are available, investors could only trade in the over-the-counter market in the Pink Sheets(R) (a quotation medium operated by the National Quotation Bureau, LLC), or on the NASD's OTC Bulletin Board(R). Consequently, this would impair the liquidity of our securities. This could reduce the number of our securities investors could buy and sell and could result in delays in the timing of the transactions, reduction in securities analysts' and the news media's coverage of us and lower prices for our securities.

The "Penny Stock" Rules May Adversely Affect the Liquidity of Our Common Stock.

If Nasdaq delisted our securities from the Nasdaq SmallCap Market, Rule 15g-9 under the Exchange Act would apply. Rule 15g-9 imposes additional sales practice requirements on broker-dealers that sell these types of securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions that this rule covers, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of stockholders to sell any of our securities in the secondary market.

The Commission has adopted regulations that define a "penny stock". Generally, a penny stock is an equity security that has a market price of less than $5.00 per share. For any transaction involving a penny stock that is not exempt, the rules require that a broker-dealer deliver a disclosure schedule that the Commission has prepared relating to the penny stock market. The rule also requires the broker-dealer to disclose information about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, rules require that the broker-dealers send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These restrictions will not apply to our securities if the Nasdaq SmallCap Market continues to list our securities. If Nasdaq delists our securities and they become subject to the existing or proposed rules on penny stocks, it could severely adversely affect the market liquidity for our securities.

A Substantial Number of Our Securities Are Eligible for Future Sale and this Could Affect the Market Price for Our Stock and Our Ability to Raise Capital.

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of March 28, 2000, there were approximately 20,630,290 shares of common stock outstanding. In addition, as of March 28, 2000 up to 6,765,313 shares of Common Stock were issuable on exercise of outstanding options and warrants.

Holders of our stock options and warrants are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. This exercise or the possibility of this exercise may impede our efforts to obtain additional financing through the sale of additional securities or make this financing more costly.

We cannot predict the effect that the availability of these shares for sale will have on the market price of our common stock. Nevertheless, because holders may sell substantial amounts of our common stock in the public market, the market price of our common stock could drop as a result of sales of these securities or the perception that these types of sales may occur. These factors could also make it more difficult for us to raise funds through future offerings of securities.

Anti-takeover Provisions of Our Certificate of Incorporation and Delaware Law Could Delay Actual or Potential Changes of Control, Which Could Affect
Stockholder   Ability  to  Benefit  From  Market  Fluctuations  and  Changes  in
Management.

Our Certificate of Incorporation and Delaware law contain provisions which may discourage transactions involving actual or potential changes in control. Our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our shareholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred shares. Our Board of Directors also has the authority to issue these shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends on common stock and the right to the redemption of these shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors, without further stockholder approval, could issue large blocks of preferred stock to fend against unwanted tender offers or hostile takeovers.

We are also subject to provisions of Delaware law that could delay or make more difficult a merger, tender offer or proxy contest involving us. In particular, we are subject to Section 203 of the Delaware General Corporation Law that prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless the Board of Directors and stockholders approve the transactions in a prescribed manner. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by this type of entity or person. The possible issuance of preferred stock and the provisions of Delaware law could have the effect of discouraging others from making tender offers for our securities. As a consequence, they also may inhibit fluctuations in the market price of our common stock that otherwise could result from actual or rumored takeover attempts. Those provisions also may have the effect of preventing changes in our management.

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

No matters were submitted to a vote of securityholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "DSCO." In addition, the Company's units (consisting of Common Stock, Class A Warrants and Class B Warrants), Class A Warrants and Class B Warrants are approved for listing on the Nasdaq SmallCap Market. As of March 28, 2000, the number of stockholders of record of the Common Stock was approximately 128, and the number of beneficial owners of shares of the Common Stock was approximately
956. As of March 28, 2000, there were approximately 20,630,290 shares of Common Stock were issued and outstanding.

The following table sets forth the quarterly price ranges of the Common Stock for the periods indicated, as reported by Nasdaq. The following price ranges are adjusted for the Reverse Split.

                                                  Low            High

First Quarter 1998..................................3.94             9.00
Second Quarter 1998 ................................4.00             5.38
Third Quarter 1998..................................2.00             4.38
Fourth Quarter 1998.................................1.69             4.88

First Quarter 1999..................................1.88             4.00
Second Quarter 1999 ................................1.13             2.50
Third Quarter 1999..................................1.00             2.00
Fourth Quarter 1999.................................1.31             3.06

First Quarter 2000 (through March 28, 2000).........2.43            12.63

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

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its founding and had incurred a cumulative net loss of approximately $32.4 million as of December 31, 1999. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is currently engaged in the development and commercialization of drugs for critical care that are intended to be used in a hospital setting. The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development and that it will focus primarily on the conduct of clinical trials for Surfaxin(R) indications. The Company expects to expand its research and development activities as a result of its receipt of approximately $17.5 million of net proceeds from its offering completed in March 2000. The Company anticipates the near term acquisition of equipment necessary to manufacture Surfaxin(R). The Company also anticipates the hiring of further personnel to augment the clinical development of Surfaxin(R). A pivotal Phase 2/3 clinical trial of Surfaxin(R) for the treatment of ARDS/ALI was commenced on July 14, 1998. This trial was intended to enroll approximately 540 patients and be conducted at up to 43 clinical sites nationwide. This trial was stopped on January 27, 2000 due to the Company's cash position and so that a new Phase 2 ARDS/ALI trial could be commenced using a new, less viscous formulation of Surfaxin(R). A new Phase 2 trial is currently being planned, which we expect to commence following submission of a protocol and subsequent approval by the FDA.

A Phase 2A clinical trial of Surfaxin(R) for the treatment of MAS was commenced on May 27, 1997. This trial was completed and results were announced on February 4, 1999. The Company initiated a pivotal Phase 3 trial in MAS in January 2000. The trial intends to enroll 200 MAS patients. The Company is engaged in discussions with the FDA concerning a protocol for Phase 3 clinical trials for Surfaxin(R) for RDS. The Company intends to commence the Phase 3 clinical trial upon approval of the protocol on terms acceptable to the Company. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the receipt of approvals by the United States Food and Drug Administration (the "FDA"). There can be no assurance as to the receipt or the timing of such approvals.

A Phase 1/2 clinical trial of SuperVent(TM) for the treatment of cystic fibrosis ("CF") was commenced on March 17, 1997. Part A of such clinical trial was completed on March 31, 1998. The Company began a Phase 2a clinical trial of SuperVent(TM) for the treatment of CF on August 4, 1999. Preliminary analysis of the data show that SuperVent(TM) decreased the amount of Interleukin 8 (IL-8) in the sputum of treated patients compared to controls. IL-8 is an important body chemical that causes the migration of inflammatory cells to the site of release.

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

The Company's expenses decreased from $16,090,000 in 1998 to $5,292,000 in 1999. The decrease resulted primarily from a write-off of acquired in-process research and development and supplies in 1998. In addition, the Company's research and development costs decreased from $5,082,000 in 1998 to $2,869,000 in 1999. This decrease resulted primarily from a slow-down in research and development due to the Company's cash position. As a result of the receipt of proceeds from the private placement completed in March, 2000, the Company expects to significantly increase its research and development and clinical trial efforts. As a result of the decreases in expenses from 1998, the Company's total comprehensive net loss decreased from $15,626,000 in 1998 to $4,958,000 in 1999. In addition, due to the reduction in the total comprehensive net loss and the increase in the weighted average common shares outstanding during 1999, the Company's net loss per share decreased from $4.02 in 1998 to $0.66 in 1999.

Liquidity

At December 31, 1999, the Company had working capital of $2.7 million. In March 2000, the Company completed a private placement pursuant to which it received net proceeds of approximately $17.5 million. The Company believes its working capital after completion of the offering is sufficient to meet its planned research and development activities through the third quarter 2001. However, the Company will need additional financing from investors or collaborators to complete research and development of its product candidates.

The Company's working capital has been provided from the proceeds of private financings. On April 7, 1999 (the "April 1999 Financing"), the Company completed a private placement of shares of Common Stock and a newly created class of warrants of the Company (the "Class C Warrants") for an aggregate purchase price of $1,000,000. Investors in the April 1999 Financing received, in the aggregate, 826,447 shares of Common Stock at an adjusted purchase price of $1.21 and 569,026 Class C Warrants, each of which is exercisable for the purchase of a share of Common Stock for an exercise price of $2.15 at any time prior to the seventh anniversary of the issuance of such warrant.

On July 29, 1999, the Company received $2.45 million in gross proceeds when it completed a private offering of Units (the "Unit Offering"), at a per Unit price of $500,000, consisting of (a) 413,223 shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock, and (b) an equal number of the Company's Class D Warrants, each of which entitles the holder thereof to purchase a share of Common Stock at any time prior to the close of business on July 27, 2004 at a per share purchase price equal to $1.33. Paramount Capital, Inc. received options (the "Placement Options") to acquire 0.49 Units at a per Unit exercise price of $550,000 as partial compensation for its services in connection with the Unit Offering.

Pursuant to an agreement entered into on October 28, 1999, the Company issued 317,164 shares of Common Stock to Laboratorios P.E.N., S.A. at a price of $2.68 per share (based on a 50% premium over the average closing price for the 10 days prior to the closing date) for aggregate proceeds of $850,000. The shares of Common Stock were issued to Laboratorios P.E.N., S.A. in connection with the Sublicense Agreement with Laboratorios Del Dr. Esteve, S.A. ("Laboratorios Dr. Esteve") described under "Item 1. Description of Business".

On March 22, 2000, the Company received approximately $17.5 million in net proceeds in a private offering of Units at a per unit price of $500,000. Each of the Units consisted of (a) 76,923 shares of the Company's common stock and (b) a number of Class E warrants equal to 20% of the number of shares of common stock included in each Unit, each of which entitles the holder to purchase one share of common stock at any time prior to the close of business on March 21, 2005 at an exercise price per share equal to $7.63 per share. In addition, Paramount received cash fees of approximately $1.32 million and options (the "Placement Options") to acquire 9,230 shares of common stock per Unit sold at an exercise price of $8.113 per share as partial compensation for its services in connection with the offering.

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

ITEM 7.  FINANCIAL STATEMENTS.

See Index to Consolidated Financial Statements on Page F-1.

                                    PART III

The information required by Item 8 through 12 of Part III is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission within 120 days after the end of the Company's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b)      Reports on Form 8-K

One report on Form 8-K was filed by the Company during the three months ended December 31, 1999, a report filed on March 29, 2000, and a report filed in October 1998, relating to publishing an interim report to shareholders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DISCOVERY LABORATORIES, INC.

Date:  March 28, 2000               By:     /s/ Robert J. Capetola
                                            ----------------------
                                            Robert J. Capetola, Ph.D
                                            Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                          Name & Title                               Date

/s/ Robert J. Capetola                          Robert J. Capetola, Ph.D.
--------------------------------------------    Chief Executive Officer
                                                                                                            March _, 2000
/s/ Evan Myrianthopoulos
--------------------------------------------    Evan Myrianthopoulos
                                                Vice President, Finance                                     March _, 2000

/s/ Cynthia Davis                               Cynthia Davis
--------------------------------------------    Controller                                                  March _, 2000
                                                (Principal Accounting Officer)

/s/ Steve Kanzer
--------------------------------------------    Steve H. Kanzer, C.P.A., Esq.
                                                Chairman of the Board                                       March _, 2000

/s/ Richard Power
--------------------------------------------    Richard Power
                                                Director                                                    March _, 2000

/s/ Marvin Rosenthale
--------------------------------------------    Marvin Rosenthale
                                                Director                                                    March _, 2000

/s/ Mark Rogers
--------------------------------------------    Mark C. Rogers, M.D.
                                                Director                                                    March _, 2000

/s/ Herbert McDade, Jr.
--------------------------------------------    Herbert McDade, Jr.
                                                Director                                                    March _, 2000

/s/ M. Link
--------------------------------------------    Max Link, Ph.D.
                                                Director                                                    March _, 2000

/s/ David Naveh
--------------------------------------------    David Naveh, Ph.D.
                                                Director                                                    March _, 2000

/s/ Richard Sperber
--------------------------------------------    Richard Sperber
                                                Director                                                    March _, 2000

                                  EXHIBIT INDEX

       EXHIBIT NO.                             DESCRIPTION

              2.1(3)           Agreement and Plan of Merger dated as of March 5, 1998 among Discovery, ATI Acquisition Corp. and
                               ATI.

              2.2(4)           Agreement and Plan of Reorganization and Merger, dated as of July 16, 1997, by and between
                               Discovery and Old Discovery.

              3.1(3)           Restated Certificate of Incorporation of Discovery.

              3.2              Amendment to Restated Certificate of Incorporation of Discovery.

              3.3(8)           Certificate of Designation of Series C Preferred Stock.

              3.4(2)           By-laws of Discovery.

              3.5              Certificate of Ownership Merging ATI Acquisition Corp. into Discovery.

              4.1(8)           Form of Class C Warrant.

              4.2(10)          Form of Class D Warrant.

              4.3(12)          Form of Class E Warrant.

              4.4              Unit Purchase Option issued to Paramount Capital, Inc. in connection with the March 1999 private placement.

              10.1             Reference is made to Exhibits 2.1 and 2.2.

              10.2(2)          Warrant Agreement, dated as of August 8, 1995 among Discovery, Continental Stock Transfer & Trust
                               Company and D.H. Blair Investment Banking Corp.

              10.3(2)          Form of Escrow Agreement by and between Discovery, Continental Stock Transfer & Trust Company and
                               certain securityholders of Discovery.

              10.4(2)          Form of Indemnification Agreement.

              10.5(3)          Investor Rights Agreement dated March 20, 1996, between Old Discovery and RAQ, LLC.

              10.6(3)          Registration Rights Agreement dated October 28, 1996, between ATI, JJDC, and Scripps.

              10.7(5)+         Inventory Transfer/Stock Purchase Agreement dated October 28, 1996, among ATI, Johnson & Johnson
                               Development Corporation ("JJDC"), The R.W. Johnson Pharmaceutical Research Institute and Ortho.

              10.8(5)+         Sublicense Agreement dated October 28, 1996 between ATI, Johnson & Johnson, Inc. and Ortho.

              10.9(5)+         License   Agreement  between  Discovery  and  The
                               Charlotte-Mecklenburg  Hospital  Authority  dated
                               March 20, 1996.




              10.10+           Amendment of License Agreement between Discovery and The Charlotte-Mecklenburg Hospital Authority
                               dated March 20, 1996.

              10.11(5)+        License Agreement dated September 6, 1996, between Discovery and WARF, as amended on October 31,
                               1996.

              10.12(2)         Restated 1993 Stock Option Plan of Discovery.

              10.13(2)         1995 Stock Option Plan of Discovery.

              10.14(9)         Amended and Restated 1998 Stock Incentive Plan of Discovery.

              10.15(3)         Management Agreement between Discovery Laboratories, Inc. and Acute Therapeutics, Inc. dated as of
                               March 5, 1998.

              10.16(3)         Lease Agreement between Discovery and Newmark and Company Real Estate, Inc., dated May 29, 1997, for professional offices at 509 Madison Avenue, New York, New York.

              10.17(8)         Sublease dated as of August 25, 1998 among the Company, Milan Entertainment, Inc. and Entertainment
                               Management Group, Inc.

              10.18(8)         Indenture of Lease dated as of July 1, 1998 between SLTI1, LLC and Acute Therapeutics, Inc.

              10.19(8)+        Pharmaceutical Services Contract dated August 15, 1997 between McKesson BioServices and the
                               Company, as amended.

              10.20(8)+        Agreement dated as of August 16, 1998 between the Company and Pharmalytic, Inc.

              10.21(8)         Agreement dated November 25, 1998 between the Company and Brobeck, Phleger and Harrison, LLP

              10.22(8)         Letter Agreement dated September 15, 1998 between the Company and Lehman Brothers.

              10.23(8)         Letter Agreement dated November 18, 1998 between the Company and Charles Cochrane.

              10.24(8)         Letter Agreement dated January 4, 1999 between the Company and Yi, Tuan & Brunstein.

              10.25(8)+        Development Agreement dated as of March 30, 1998 between ATI and Taylor Pharmaceuticals, Inc.

              10.26(8)         Registration Rights Agreement dated as of June 16, 1998 among the Company, Johnson & Johnson
                               Development Corporation ("JJDC") and Scripps.

              10.27(8)         Stock Exchange Agreement dated as of June 16, 1998 between the Company and JJDC.

              10.28(8)         Letter of Agreement dated April 27, 1998 between the Company and Robinson, Leher, and Montgomery

              10.29(8)+        Letter Agreement dated April 27, 1998 between the Company and KPMG Peat Marwick LLP, as amended.



              10.30(8)+        Research   Funding  and  Option  Agreement  dated October  28,  1996,  between  Scripps and ATI, as amended by letter  agreement  dated  February 26, 1997.

              10.31(8)+        Amendment No 1 to Research Funding and Option Agreement dated March 1, 1998.

              10.32(5)+        Clinical Testing Agreement dated as of February 24, 1997 between Discovery and the University of
                               Utah.

              10.33(3)+        Clinical Development Services Agreement dated as of December 1, 1997 between Discovery and Covance
                               Clinical Research Unit.

              10.34(3)+        Supply Agreement between ATI and Polypeptides Laboratories, Inc., dated December 10, 1997, for the processing of peptides.

              10.35(3)         Letter Agreement between ATI and Lehman Brothers dated November 10, 1997.

              10.36(8)         Employment Agreement dated October 1, 1996 between ATI and Robert J. Capetola, Ph.D.

              10.37(8)         Employment Agreement between Discovery and Lisa Mastroianni, R.N., dated June 16, 1998

              10.38(8)         Employment Agreement between Discovery and Christopher J. Schaber, R.A.C., dated June 16, 1998

              10.39(8)         Employment Agreement dated as of June 16, 1998 between Discovery and Huei Tsai, Ph.D.

              10.40(8)         Employment Agreement dated as of June 16, 1998 between Discovery and Thomas E. Wiswell, M.D.

              10.41(8)         Employment Agreement dated as of June 16, 1998 between the Company and Evan Myrianthopoulos.

              10.42(8)         Employment Agreement dated as of June 16, 1998 between the Company and Cynthia Davis.

              10.43(8)         Form of Intellectual Property and Confidential Information Agreement.

              10.44(5)         Management Agreement dated June 1, 1996 by and between Discovery and Steve Kanzer.

              10.45(5)+        Consulting Agreement dated December 9, 1996 between ATI and Dr. Charles Cochrane.

              10.46(5)+        Consulting Agreement dated December 9, 1996 between ATI and Susan Revak.

              10.47(5)         Consulting Agreement dated October 28, 1996 between ATI and The Sage Group.

              10.48(5)         Amendment No. 1 to Letter Agreement dated as of April 30, 1998 to Consulting Agreement dated
                               October 28, 1996 between ATI and The Sage Group.




              10.49(5)         Letter amendment dated October 7, 1998 to Consulting Agreement dated October 28, 1996 between ATI and The Sage Group.

              10.50(8)         Form of Stock Purchase Agreement.

              10.51(11)        Notice of Grant of Stock Option.

              10.52+           Sublicense Agreement between Discovery Laboratories, Inc. and Laboratories del Dr. Esteve S.A.
                               dated October 26, 1999.

              10.53+           Supply Agreement between Discovery Laboratories, Inc. and Laboratories del Dr. Esteve S.A. dated
                               October 26, 1999.

              10.54            Securities Purchase Agreement between Discovery Laboratories, Inc. and Laboratorios P.E.N., S.A.
                               dated October 26, 1999.

              10.55+           Research Funding and Option Agreement dated March 1, 2000 between Discovery and Scripps.

              16.1(7)          Letter dated January 28, 1998 from Ernst & Young LLP to the Securities and Exchange Commission

              21.1(3)          Subsidiaries of Discovery.

              23.1             Consent of Richard A. Eisner & Company, LLP

              27.1             Financial Data Schedule.

-------------------------------

     (1)      Incorporated by reference to Discovery's Annual Report on Form 10-K-SB for the year ending December 31, 1995.

     (2)      Incorporated by reference to Discovery's Registration Statement on Form SB-2 (File No. 33-92-886).

     (3)      Incorporated by reference to Discovery's Annual Report on Form 10-KSB for the year ending December 31, 1997.

     (4)      Incorporated by reference to Discovery's Registration Statement on Form S-4 (File No. 333-34337).

     (5)      Incorporated by reference to Discovery's Registration Statement on Form SB-2 (File No. 333-19375).

     (6)      Incorporated by reference to Discovery's Proxy Statement on Schedule 14A dated May 6, 1998.

     (7)      Incorporated by reference to Discovery's Current Report on form 8-K/A dated January 16, 1998.

     (8)      Incorporated by reference to Discovery's Annual Report on Form 10-K for the year ending December 31, 1998.

     (9)      Incorporated by reference to Discovery's Proxy Statement on Schedule 14A filed June 1, 1999.

     (10)     Incorporated by reference to Discovery's Current Report on Form 8-K filed August 9, 1999.




     (11)     Incorporated by reference to Discovery's Quarterly Report on Form 10-Q for the quarter ending September 30, 1999.

     (12)     Incorporated by Reference to Discovery's Current Report on Form 8-K filed March 29, 2000.

     + Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted and filed separately with the Commission.


                                       34
DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Contents

                                                                                                                       Page

Consolidated Financial Statements

   Independent auditors' report                                                                                        F-2

   Balance sheet as of December 31, 1999                                                                               F-3

   Statements of operations for the years ended December 31, 1999 and 1998 and the
      period from May 18, 1993 (inception) through December 31, 1999                                                   F-4

   Statements of changes in stockholders' equity for the period from May 18, 1993 (inception)
      through December 31, 1999                                                                                        F-5

   Statements of cash flows for the years ended December 31, 1999 and 1998 and the
      period from May 18, 1993 (inception) through December 31, 1999                                                   F-7

   Notes to financial statements                                                                                       F-8

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Discovery Laboratories, Inc.
Doylestown, Pennsylvania


We have audited the accompanying consolidated balance sheet of Discovery Laboratories, Inc. and subsidiary (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999, and the period from May 18, 1993 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Discovery Laboratories, Inc. and subsidiary as of December 31, 1999 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1999, and the period from May 18, 1993 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 25, 2000

With respect to the last paragraph of Note A
March 23, 2000

With respect to note F[3]
March 1, 2000

With respect to the second paragraph of Note G
March 14, 2000

With respect to the last paragraph of Note G
March 3, 2000

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)


Consolidated Balance Sheet
December 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                                                                  $      3,547,000
   Inventory                                                                                                           575,000
   Prepaid expenses and other current assets                                                                            66,000
                                                                                                              ----------------

           Total current assets                                                                                      4,188,000

Property and equipment, net of depreciation                                                                            426,000
Security deposits                                                                                                       18,000
                                                                                                              ----------------

                                                                                                              $      4,632,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                                      $        425,000
   Deferred revenue                                                                                                  1,036,000
   Capitalized lease - current                                                                                          15,000
                                                                                                              ----------------

      Total current liabilities                                                                                      1,476,000
                                                                                                              ----------------

Capitalized lease - noncurrent                                                                                          48,000
                                                                                                              ----------------

Commitments (Notes F and I)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
      Series B convertible; 1,530,756 shares issued and outstanding (liquidation preference
        $20,665,000)                                                                                                     2,000
      Series C redeemable convertible; 2,039 shares issued and outstanding (liquidation
        preference $2,481,000)                                                                                       2,481,000
   Common stock, $.001 par value; 35,000,000 authorized; 9,689,240 shares issued                                        10,000
   Treasury stock (2,000 shares of common stock at cost)                                                                (5,000)
   Additional paid-in capital                                                                                       33,749,000
   Unearned portion of compensatory stock options                                                                      (37,000)
   Deficit accumulated during the development stage                                                                (33,092,000)
                                                                                                              ----------------

                                                                                                                     3,108,000
                                                                                                              ----------------

                                                                                                              $      4,632,000
                                                                                                              ================



See notes to financial statements                                            F-3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations

                                                                                                                May 18, 1993
                                                                                    Year Ended                  (Inception)
                                                                                   December 31,                   Through
                                                                       -----------------------------------      December 31,
                                                                              1999              1998                1999
                                                                        ----------------  ---------------    ----------------

Interest income                                                         $        156,000  $       394,000    $      1,468,000
License fees                                                                      68,000                               68,000
Research grants                                                                  110,000           27,000             137,000
                                                                        ----------------  ---------------    ----------------

                                                                                 334,000          421,000           1,673,000
                                                                        ----------------  ---------------    ----------------
Expenses:
   Write-off of acquired in-process research and development
      and supplies                                                                              8,220,000          13,508,000
   Research and development                                                    2,869,000        5,082,000          12,869,000
   General and administrative                                                  2,421,000        2,788,000           7,755,000
   Interest                                                                        2,000                               13,000
                                                                        ----------------  ---------------    ----------------

        Total expenses                                                         5,292,000       16,090,000          34,145,000
                                                                        ----------------  ---------------    ----------------

                                                                              (4,958,000)     (15,669,000)        (32,472,000)

Minority interest in net loss of subsidiary                                                        24,000              26,000
                                                                        ----------------  ---------------    ----------------

Net loss                                                                      (4,958,000)     (15,645,000)        (32,446,000)

Other comprehensive income:
   Unrealized gain on marketable securities available for sale                                     19,000
                                                                        ----------------  ---------------

Total comprehensive loss                                                $     (4,958,000) $   (15,626,000)   $    (32,446,000)
                                                                         ================  ===============    ================

Net loss per share - basic and diluted (Note C[9])                          $(0.66)            $(4.02)
                                                                            ======             ======


Weighted average number of common shares
   outstanding                                                             7,545,000          3,896,000
                                                                           =========          =========




See notes to financial statements                                            F-4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)


Consolidated Statements of Changes in Stockholders' Equity
May 18, 1993 (Inception) Through December 31, 1999


                                                                                                       Preferred Stock
                                                                                        ------------------------------------------
                                            Common Stock          Treasury Stock             Series B                Series C
                                       ---------------------   --------------------     ------------------    --------------------
                                         Shares      Amount     Shares      Amount      Shares      Amount     Shares      Amount
                                       ----------  ---------   --------  ----------    ---------  ----------  ----------  --------
Issuance of common shares, May 1993       440,720   $ 1,000
Net loss
Expenses paid on behalf of the Company
                                       ----------   -------

Balance - December 31, 1993               440,720     1,000
Net loss
                                       ----------   -------

Balance - December 31, 1994               440,720     1,000
Issuance of common shares, February       143,016
1995
Net loss
Payment on stock subscriptions
Expenses paid on behalf of the Company
                                       ----------   -------

Balance - December 31, 1995               583,736     1,000
Issuance of common shares, March 1996   1,070,175     1,000
Issuance of private placement units
August,
   October and November 1996              856,138     1,000                            2,200,256   $ 2,000
Issuance of common shares for cash and
   compensation, September 1996            82,502
Exercise of stock options, July and
   October 1996                            19,458
Net loss
                                       ----------   -------                           ----------   ---------

Balance - December 31, 1996             2,612,009     3,000                            2,200,256
                                                                                                   2,000
Private placement expenses
Issuance of common shares pursuant to
   Ansan Merger                           546,433
Exercise of stock options, July,
August and
   October 1997                            17,513
Accumulated dividends on preferred
stock
Net loss
                                       ----------   -------                           ----------   ---------

Balance - December 31, 1997             3,175,955     3,000                            2,200,256
                                                                                                   2,000
Issuance of common shares pursuant to
   ATI Merger                           1,033,500     1,000
Fair value of common stock issuable on
   exercise of ATI options
Series C preferred stock issued
pursuant to
   ATI Merger                                                                                                   2,039   $ 2,039,000
Accrued dividends payable on Series C
   preferred stock at time of ATI                                                                                           238,000
Merger
Common stock issued in settlement of
   Series C preferred stock dividends      49,846                                                                          (204,000)
Exercise of stock options, July and
   December 1998                          131,676
Series B preferred stock converted        685,103     1,000                             (253,375)
                                       ----------   -------                           ----------   ---------  -------   -----------
(carried forward)                       5,076,080     5,000                            1,946,881                2,039     2,073,000
                                                                                                     2,000


                                                                             Unearned                          Deficit
                                                                            Portion of       Accumulated     Accumulated
                                               Stock        Additional     Compensatory         Other         During the
                                           Subscriptions      Paid-in          Stock        Comprehensive    Development
                                             Receivable       Capital         Options          Income           Stage
                                           --------------  ------------   --------------   --------------    ------------
Issuance of common shares, May 1993          $ (2,000)     $      1,000
Net loss                                                                                                    $     (1,000)
Expenses paid on behalf of the Company          1,000
                                           ----------      ------------                                     ------------

Balance - December 31, 1993                    (1,000)            1,000                                           (1,000)
Net loss
                                           ----------      ------------                                     ------------

Balance - December 31, 1994                    (1,000)            1,000                                           (1,000)
Issuance of common shares, February            (1,000)            1,000
1995
Net loss                                                                                                         (17,000)
Payment on stock subscriptions                  2,000
Expenses paid on behalf of the Company                           18,000
                                           ----------      ------------                                     ------------

Balance - December 31, 1995                         0            20,000                                          (18,000)
Issuance of common shares, March 1996                             5,000
Issuance of private placement units
August,
   October and November 1996                                 18,933,000
Issuance of common shares for cash and
   compensation, September 1996                                  42,000
Exercise of stock options, July and
   October 1996                                                   7,000
Net loss                                                                                                      (2,661,000)
                                           ----------      ------------                                     ------------

Balance - December 31, 1996                         0        19,007,000                                       (2,679,000)

Private placement expenses                                      (11,000)
Issuance of common shares pursuant to
   Ansan Merger                                               2,459,000
Exercise of stock options, July,
August and
   October 1997                                                   9,000
Accumulated dividends on preferred                                                                              (238,000)
stock
Net loss                                                                                                      (9,164,000)
                                           ----------      ------------                                     ------------

Balance - December 31, 1997                         0        21,464,000                                      (12,081,000)

Issuance of common shares pursuant to
   ATI Merger                                                 5,037,000
Fair value of common stock issuable on
   exercise of ATI options                                    2,966,000
Series C preferred stock issued
pursuant to
   ATI Merger
Accrued dividends payable on Series C
   preferred stock at time of ATI
Merger
Common stock issued in settlement of
   Series C preferred stock dividends                           204,000
Exercise of stock options, July and
   December 1998                                                 30,000
Series B preferred stock converted                               (1,000)
                                           ----------      ------------                                     ------------
(carried forward)                                   0        29,700,000                                      (12,081,000)


                                               Total
                                           -------------
Issuance of common shares, May 1993        $          0
Net loss                                         (1,000)
Expenses paid on behalf of the Company            1,000
                                           ------------

Balance - December 31, 1993                           0
Net loss                                              0
                                           ------------

Balance - December 31, 1994                           0
Issuance of common shares, February                   0
1995
Net loss                                        (17,000)
Payment on stock subscriptions                    2,000
Expenses paid on behalf of the Company           18,000
                                           ------------

Balance - December 31, 1995                       3,000
Issuance of common shares, March 1996             6,000
Issuance of private placement units
August,
   October and November 1996                 18,936,000
Issuance of common shares for cash and
   compensation, September 1996                  42,000
Exercise of stock options, July and
   October 1996                                   7,000
Net loss                                     (2,661,000)
                                           ------------

Balance - December 31, 1996                  16,333,000

Private placement expenses                      (11,000)
Issuance of common shares pursuant to
   Ansan Merger                               2,459,000
Exercise of stock options, July,
August and
   October 1997                                   9,000
Accumulated dividends on preferred             (238,000)
stock
Net loss                                     (9,164,000)
                                           ------------

Balance - December 31, 1997                   9,388,000

Issuance of common shares pursuant to
   ATI Merger                                 5,038,000
Fair value of common stock issuable on
   exercise of ATI options                    2,966,000
Series C preferred stock issued
pursuant to
   ATI Merger                                 2,039,000
Accrued dividends payable on Series C
   preferred stock at time of ATI               238,000
Merger
Common stock issued in settlement of
   Series C preferred stock dividends                 0
Exercise of stock options, July and
   December 1998                                 30,000
Series B preferred stock converted                    0
                                           ------------
(carried forward)                            19,699,000




See notes to financial statements                                            F-5

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
May 18, 1993 (Inception) Through December 31, 1999
(continued)


                                                                                                       Preferred Stock
                                                                                         -----------------------------------------
                                              Common Stock           Treasury Stock            Series B            Series C
                                          -----------------------  ------------------   -------------------   --------------------
                                            Shares       Amount    Shares     Amount      Shares      Amount  Shares     Amount
                                          -----------  ---------  --------  ---------   ----------  --------  -------  -----------
(brought forward)                          5,076,080    $ 5,000                          1,946,881   $ 2,000   2,039   $ 2,073,000

Noncash exercise of private placement
warrants                                       8,372
Dividends payable on Series C preferred                                                                                    204,000
stock
Treasury stock acquired                                 (31,750)    $ (90,000)
Treasury stock issued in payment for
services                                                 16,150        51,000
Unrealized gain on marketable securities
   available for sale
Fair value of options granted
Amortization of unearned portion of
   compensatory stock options
Net loss
                                         -----------    -------   --------   ---------  ---------    ---------------   -----------

Balance - December 31, 1998                5,084,452      5,000    (15,600)              1,946,881             2,039     2,277,000
                                                                             (39,000)                2,000
Common stock and warrants in a private
   placement offering in March and                        1,000
April 1999                                   826,447
Issuance of private placement units in
July and
   August 1999 (net of offering costs)     2,024,792      2,000
Exercise of stock options                    119,732
Common stock issued in connection with
   sublicense agreement                      317,164      1,000
Series B preferred stock converted         1,295,485      1,000                          (416,125)
Treasury stock acquired                                             (2,000)
                                                                             (5,000)
Treasury stock issued in payment for
services                                                            15,600   39,000
Common stock issued in payment for
services                                      21,168
Amortization of unearned portion of
   compensatory stock options
Compensatory stock options granted
Dividend payable on Series C preferred                                                                                     204,000
stock
Unrealized loss on marketable securities
   available for sale
Net loss
                                         -----------    -------   --------   ---------  ---------    -------- ------   -----------

Balance - December 31, 1999                9,689,240    $10,000     (2,000)  $  (5,000)  1,530,756   $ 2,000   2,039   $ 2,481,000
                                         ===========    =======   ========   =========  ==========   ======= =======   ===========


                                                                           Unearned                          Deficit
                                                                          Portion of       Accumulated     Accumulated
                                               Stock       Additional    Compensatory         Other         During the
                                           Subscriptions    Paid-in          Stock        Comprehensive    Development
                                            Receivable      Capital         Options          Income           Stage
                                          --------------  ------------   -------------   --------------  --------------
(brought forward)                            $      0     $ 29,700,000                                    $(12,081,000)

Noncash exercise of private placement
warrants
Dividends payable on Series C preferred                                                                       (204,000)
stock
Treasury stock acquired
Treasury stock issued in payment for
services
Unrealized gain on marketable securities
   available for sale                                                                        $19,000
Fair value of options granted                                  142,000   $  (142,000)
Amortization of unearned portion of
   compensatory stock options                                                 18,000
Net loss                                                                                                   (15,645,000)
                                           ----------     ------------  ------------     -----------      ------------

Balance - December 31, 1998                         0       29,842,000      (124,000)         19,000       (27,930,000)

Common stock and warrants in a private
   placement offering in March and                             999,000
April 1999
Issuance of private placement units in
July and
   August 1999 (net of offering costs)                       2,231,000
Exercise of stock options                                       17,000
Common stock issued in connection with
   sublicense agreement                                        563,000
Series B preferred stock converted                              (1,000)
Treasury stock acquired

Treasury stock issued in payment for                            14,000
services
Common stock issued in payment for                              47,000
services
Amortization of unearned portion of
   compensatory stock options                                                124,000
Compensatory stock options granted                              37,000       (37,000)
Dividend payable on Series C preferred                                                                        (204,000)
stock
Unrealized loss on marketable securities
   available for sale                                                                         (19,000)
Net loss                                                                                                    (4,958,000)
                                           ----------     ------------  ------------     -----------      ------------

Balance - December 31, 1999                  $      0     $ 33,749,000   $   (37,000)        $     0      $(33,092,000)
                                             ========     ============   ===========         =======      ============



                                                   Total
                                               -------------
(brought forward)                              $ 19,699,000

Noncash exercise of private placement                     0
warrants
Dividends payable on Series C preferred                   0
stock
Treasury stock acquired                             (90,000)
Treasury stock issued in payment for                 51,000
services
Unrealized gain on marketable securities
   available for sale                                19,000
Fair value of options granted                             0
Amortization of unearned portion of
   compensatory stock options                        18,000
Net loss                                        (15,645,000)
                                               ------------

Balance - December 31, 1998                       4,052,000

Common stock and warrants in a private
   placement offering in March and                1,000,000
April 1999
Issuance of private placement units in
July and
   August 1999 (net of offering costs)            2,233,000
Exercise of stock options                            17,000
Common stock issued in connection with
   sublicense agreement                             564,000
Series B preferred stock converted                        0
Treasury stock acquired                              (5,000)

Treasury stock issued in payment for                 53,000
services
Common stock issued in payment for                   47,000
services
Amortization of unearned portion of
   compensatory stock options                       124,000
Compensatory stock options granted                        0
Dividend payable on Series C preferred                    0
stock
Unrealized loss on marketable securities
   available for sale                               (19,000)
Net loss                                         (4,958,000)
                                               ------------

Balance - December 31, 1999                    $  3,108,000
                                               ============


See notes to financial statements                                            F-6

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows




                                                                                                               May 18, 1993
                                                                                     Year Ended                 (Inception)
                                                                                    December 31,                  Through
                                                                           --------------------------------     December 31,
                                                                               1999               1998              1999
                                                                           -------------   -----------------   ---------------

Cash flows from operating activities:
   Net loss                                                              $     (4,958,000)  $    (15,645,000) $    (32,401,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Write-off of acquired in-process research and development and
        supplies                                                                                   8,220,000        13,508,000
      Write-off of licenses                                                                                            683,000
      Depreciation and amortization                                                87,000             65,000           216,000
      Compensatory stock options                                                  124,000             18,000           142,000
      Expenses paid using treasury stock and common stock                          27,000             51,000            78,000
        Changes in:
           Prepaid expenses and other current assets                              137,000            (13,000)          (35,000)
           Accounts payable and accrued expenses                                 (590,000)           523,000           247,000
           Deferred revenue                                                     1,036,000                            1,036,000
           Other assets                                                                               12,000           (18,000)
        Expenses paid on behalf of company                                                                              18,000
        Employee stock compensation                                                                                     42,000
        Reduction of research and development supplies                                                                (161,000)
                                                                         ----------------   ----------------  ----------------

                  Net cash used in operating activities                        (4,137,000)        (6,769,000)      (16,645,000)
                                                                         ----------------   ----------------  ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                            (114,000)          (235,000)         (546,000)
   Proceeds from disposal of property and equipment                                                   25,000            25,000
   Acquisition of licenses                                                                                            (711,000)
   Purchase of marketable securities                                           (1,000,000)          (142,000)      (21,745,000)
   Proceeds from sale or maturity of marketable securities                      3,525,000          2,574,000        22,150,000
   Net cash payments on merger                                                                      (216,000)       (1,670,000)
                                                                         ----------------   ----------------  ----------------

                  Net cash provided by (used in) investing activities           2,411,000          2,006,000        (2,497,000)
                                                                         ----------------   ----------------  ----------------

Cash flows from financing activities:
   Proceeds from issuance of securities, net of expenses                        3,797,000                           22,722,000
   Purchase of treasury stock                                                      (5,000)           (90,000)          (95,000)
   Principal payments under capital lease obligation                              (10,000)                             (10,000)
   Collections on stock subscriptions and proceeds on exercise of stock
      options                                                                      17,000             30,000            72,000
                                                                         ----------------   ----------------  ----------------

                  Net cash provided by (used in) financing activities           3,799,000            (60,000)       22,689,000
                                                                         ----------------   ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                            2,073,000         (4,823,000)        3,547,000
Cash and cash equivalents - beginning of period                                 1,474,000          6,297,000
                                                                         ----------------   ----------------    --------------

Cash and cash equivalents - end of period                                $      3,547,000   $      1,474,000  $      3,547,000
                                                                         ================   ================  ================

Supplementary disclosure of cash flows information:
   Interest paid                                                         $          2,000                     $         13,000
Noncash transactions:
   Accrued dividends on Series C preferred stock                         $        204,000   $        204,000  $        646,000
   Series C preferred stock dividends paid using common stock                               $        204,000  $        204,000
   Preferred stock issued for inventory                                                                       $        575,000
   Equipment acquired through capitalized lease                          $         73,000                     $         73,000
   Common stock and treasury stock issued in payment for services        $         73,000                     $         73,000

See notes to financial statements                                            F-7

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Discovery Laboratories, Inc. (the "Company"), formerly known as Ansan Pharmaceuticals, Inc. ("Ansan"), was incorporated in Delaware on November 6, 1992 and was formed to license and develop pharmaceutical products to treat a variety of human diseases. In November 1997, Ansan merged (the "Ansan Merger") with Discovery Laboratories, Inc., a former Delaware corporation ("Old Discovery"), and was the surviving corporate entity. Subsequent to the Ansan Merger, Ansan changed its name to Discovery Laboratories, Inc. The Ansan Merger was accounted for as a reverse acquisition with Old Discovery as the acquirer for financial reporting purposes since Old Discovery's stockholders owned approximately 92% of the merged entity on a diluted basis. The consolidated financial statements include the accounts of Ansan from November 25, 1997 (the date of acquisition).

Acute Therapeutics, Inc. ("Old ATI") was formed in October 1996 upon the Company's investment of $7,500,000 in exchange for 600,000 shares of Old ATI's Series A preferred stock, then representing 75% of the voting securities of Old ATI. In June 1998, ATI Acquisition Corp., a wholly owned subsidiary of the Company merged with and into Old ATI with Old ATI being the surviving entity (the "Old ATI Merger"). Pursuant to the Old ATI Merger, each outstanding share of Old ATI's common stock was exchanged for 3.90 shares of the Company's common stock (the "Old ATI Exchange Ratio"), each share of Old ATI's Series B preferred stock was converted into one share of the Company's Series C preferred stock and all outstanding options to purchase Old ATI common stock were assumed by the Company and are exercisable for shares of the Company's common stock on the basis of the Old ATI Exchange Ratio. Further, in accordance with the employment agreements entered into with the Company in connection with the Old ATI Merger, Old ATI management was granted, in the aggregate, options to purchase (i) 338,500 shares of the Company's common stock, subject to vesting and (ii)
335,000 shares of the Company's common stock subject to the achievement of certain corporate milestones. At December 31, 1999, the milestones had not been achieved and thereby the options for the 335,000 shares remain unvested. As these options vest, the Company will incur a charge at each vesting date for the excess, if any of the market price of the Company's common stock over the exercise price of the options. In addition, pursuant to a management agreement entered into between the Company and Old ATI at the time the merger agreement relating to the Old ATI Merger was executed, the members of Old ATI management were granted options to purchase 126,500 shares of the Company's common stock.

In October 1999, Old ATI was merged with and into the Company. In October 1999, the Company created a new wholly owned subsidiary, which is currently inactive, called Acute Therapeutics, Inc. ("New ATI").

The historical consolidated financial position of the Company includes the accounts of Old ATI. The value of the common stock of the Company issued to Old ATI's common stockholders plus the assumption of the outstanding Old ATI options and merger related costs has been attributed to in-process research and development upon management's evaluation and has been recorded as an expense upon acquisition.

The cost of the Old ATI Merger is as follows:

Common stock issued to Old ATI stockholders (1,033,500 shares at
   fair value)*                                                                     $    5,038,000
Fair value of common stock issuable on exercise of options to
   purchase Old ATI common stock net of exercise proceeds                                2,966,000
Transaction costs                                                                          216,000
                                                                                    --------------

                                                                                    $    8,220,000
                                                                                    ==============

 * No discount from market value was recognized in determining the fair value of the common stock issued. The lack of a discount had no effect on financial position.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE A - THE COMPANY AND BASIS OF PRESENTATION  (CONTINUED)

The following pro forma unaudited statement of operations gives effect to the Old ATI Merger as if it had occurred on January 1, 1998. A nonrecurring charge of $8,220,000 for in-process research and development has not been considered in the pro forma result.

                                                                  Year Ended
                                                                 December 31,
                                                                     1998

             Net loss                                         $   (7,431,000)
                                                              ==============

             Net loss per common share - basic and diluted         $(1.70)
                                                                   ======

             Weighted average number of common shares
                outstanding                                       4,370,000
                                                                  =========


The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Old ATI (through the date of its merger into the Company) and New ATI. All intercompany balances and transactions have been eliminated.

As reflected in the accompanying financial statements, since inception, the Company has incurred substantial losses from operations. As a result of the start-up nature of its business, the Company can expect to continue incurring substantial operating losses for at least the next several years and significant additional financing will be required. On March 23, 2000, the Company received $17,500,000 net proceeds from the sale of 37.74 units in a private placement. Each unit consists of 76,923 shares of common stock and Class E warrants to purchase an additional 15,385 shares of common stock at $7.38 per share. In connection with this private placement, the placement agent, Paramount Capital, Inc. ("Paramount") received fees of $1,321,000 and the Company agreed to issue to Paramount warrants to purchase 348,341 shares of common stock at $8.113 per share. Continuation of the Company is dependent on its ability to obtain additional financing and, ultimately, on its ability to achieve profitable operations. There is no assurance, however, that such financing will be available or that the Company's efforts will ultimately be successful.


NOTE B - RETROACTIVE ADJUSTMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In October 1996, in conjunction with a licensing agreement with Johnson & Johnson, Inc.'s ("J&J") wholly owned subsidiary, Ortho Pharmaceuticals, Inc. (see Note F[1]), J&J contributed manufacturing equipment and raw material inventory in exchange for the Company's non-voting Series B preferred stock which had a liquidation preference of $2,039,000. The equipment and inventory was charged to operations as acquired in-process research and development and supplies during the year ended December 31, 1996. However, certain of this raw material inventory, valued at approximately $575,000, which was then located at the vendor, had an alternative future use. Such inventory could have been sold to other users and was in excess of the estimated quantity required for the Company's research and development purposes. The Company had arranged with the vendor to defer delivery of the product. Previously issued financial statements have been restated to reflect capitalizing such inventory effective December 31, 1996 and a corresponding reduction in deficit accumulated during the development stage.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999


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

[4] Inventory:

       Inventory is stated at the lower of cost or market and consists of raw materials.

[5] Licenses:

       Through March 1997, licenses were capitalized and were being amortized on a straight-line basis over their respective terms of 15 to 17 years. Subsequently, the Company determined that since they will not pursue any alternative uses for the licenses, that all license costs would be written off as research and development costs.

[6] Research and development:

       Research and development costs are charged to operations as incurred. Certain of the Company's research and development efforts are funded by a grant awarded to the Company by the Food and Drug Administration. Draw downs of the grant are included in research grant revenue. In 1999 and 1998, the amounts funded were approximately $71,000 and $27,000, respectively.

[7] Use of estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[8] Long-lived assets:

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[9] Stock-based compensation:

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

[10]  Net loss per share:

       Net loss per share is computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" and is based on the weighted average number of common shares outstanding for the periods and common shares issuable for little or no cash consideration. Potential common shares not included in the calculation of net loss per share for the years ended December 31, 1999 and 1998, as the effect would be anti-dilutive, are as follows (Notes G and H):

                                                        Number of Potential
                                                           Common Shares
                                                      --------------------------
                                                        1999           1998
                                                      -----------    -----------

  Series B convertible preferred stock                 4,766,000      6,061,000
  Series C convertible preferred stock                   892,000        932,000
  Placement agent's option to acquire 0.49 unit          405,000
  Stock options                                          595,000        727,000
  Class C warrants                                       569,000
  Class D warrants                                     2,025,000


[11]  Comprehensive income:

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

[12]  Reclassifications:

       Certain prior year amounts have been reclassified to conform to the 1999 presentation.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999


NOTE D - PROPERTY AND EQUIPMENT

At December 31, 1999 property and equipment was comprised of the following:

           Leasehold improvements                 $ 92,000
           Furniture                                53,000
           Equipment                               474,000
                                               -----------

                                                   619,000
           Less accumulated depreciation           193,000
                                               -----------

                                                 $ 426,000
                                               ===========

Equipment includes property under a capitalized lease of $73,000 and accumulated depreciation of $3,000.

During 1998 and 1999, the Company paid an aggregate $107,000 to the spouse of an officer for the acquisition of leasehold improvements.


NOTE E - INCOME TAXES

At December 31, 1999, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $28,000,000 expiring through 2019, that may be used to offset future taxable income. As a result of the ownership change pursuant to the Ansan Merger, use of Ansan's portion of the net operating loss carryforward of approximately $9,500,000 at November 1997, is limited in accordance with Section 382 of the Internal Revenue Code. Pursuant to
Section 382 of the Internal Revenue Code, the utilization of these carryforwards may become further limited based on certain ownership changes that may have occurred or may occur. The Company has research and development credit carryforwards of approximately $671,000 which expire in 2019. Ansan's portion of these credits of approximately $179,000 are also subject to a Section 383 limitation. There will be an annual amount available to offset future taxable income.

The principal difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforward for tax purposes is primarily due to the write-off of the acquired in-process research and development and supplies and certain research and development expenses which were not deducted for tax purposes. The Company has provided a valuation reserve against the full amount of the deferred tax asset of $11,267,000 since realization of this benefit is not certain. The components of the deferred tax assets are net operating loss carryforwards of approximately $10,246,000, research and development expenses of approximately $350,000 and research and development credits of approximately $671,000. The valuation reserve increased by approximately $1,989,000 and $1,924,000 for the years ended December 31, 1999 and 1998, respectively. The difference between the statutory federal income tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance.


NOTE F - LICENSE, SUBLICENSE AND RESEARCH FUNDING AGREEMENTS

[1]    Concurrent with the Company's original investment in Old ATI, Johnson
       & Johnson, Inc. ("J&J "), Ortho Pharmaceuticals, Inc., a wholly owned subsidiary of J&J, and Old ATI entered into an agreement (the "J&J License Agreement") granting an exclusive license of the Surfaxin(R) technology to Old ATI in exchange for certain license fees ($200,000 of which was paid in November 1996), milestone payments aggregating $2,750,000, royalties and 40,000 shares of Old ATI common stock. J&J contributed its Surfaxin(R) raw material inventory and manufacturing equipment to Old ATI in exchange for 2,039 (originally 2,200) shares of nonvoting Series B preferred stock of Old ATI having a $2,039,000 (originally $2,200,000) liquidation preference and a $100 per share cumulative annual dividend. The inventory and equipment were valued at

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE F - LICENSE, SUBLICENSE AND RESEARCH FUNDING AGREEMENTS  (CONTINUED)

[1] (continued)

       $2,039,000 (the value of the preferred shares issued to J&J) and were charged to expense in full (see Note B). The Scripps Research Institute ("Scripps") received 40,000 shares of common stock of Old ATI in exchange for its consent to the J&J License Agreement.

[2] In October 1999, the Company granted an exclusive license to Laboratorios Del Dr. Esteve S.A. to commercialize and sell Surfaxin(R) within Central and South America, Mexico and certain Southern European countries, not including Italy. The license expires, on a country by country basis, on the later of the expiration of the underlying patents or the fifteenth anniversary from the first commercial sale of Surfaxin(R) within each country. Certain additional terms of the agreement are:

       (a) the Company was paid a nonrefundable license fee of $375,000,

       (b) the Company will be the exclusive supplier (except in certain events) of Surfaxin(R),

       (c) Laboratorios Del Dr. Esteve S.A. agreed to conduct certain clinical trials in the above countries, however, costs as defined in the agreement, incurred on such clinical trials above an agreed upon amount, will be borne by the Company,

       (d) Laboratorios Del Dr. Esteve S.A. paid $375,000 in advance for Surfaxin(R)supplied for clinical trials described in (c) above,

       (e) an affiliate of Laboratorios Del Dr. Esteve S.A. invested $850,000 in the Company in exchange for common stock issued at a 50% premium over the ten day average closing price preceding the closing of this transaction. The Company has accounted for the premium as additional license fees amounting to $286,000, and

       (f) an option to an exclusive license for Italy for additional specified payments.

       The Company has accounted for the license fees (including the premium paid for common stock) and advance payment for inventory as deferred revenue. Such deferred revenue will be recognized as revenue as it is earned.

[3] In 1996, Old ATI entered into a research funding and option agreement with Scripps to provide certain funding of research activities. The agreement was for an initial term of two years with renewal provisions for additional one year periods. On March 1, 2000 the Company and Scripps entered into an agreement to extend the term for one year and provide for additional one year renewal options. Pursuant to this agreement, the Company will pay $248,000 per year Scripps to fund Scripps' research efforts. The agreement provides for Scripps to grant an option to the Company to acquire an exclusive license for the application of technology developed from the research program. Pursuant to the agreement, payments to Scripps were $115,000 and $460,000 in 1999 and 1998, respectively.

[4] In 1996, the Company entered into a license agreement with the Charlotte-Mecklenburg Hospital Authority for the use of the active compound in SuperVent, a therapy which the Company is clinically testing. The Company paid a license issue fee of $86,000 and has agreed to pay royalties on future sales and to pay future patent-related costs. The license expires upon expiration of the underlying patents.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE F - LICENSE, SUBLICENSE AND RESEARCH FUNDING AGREEMENTS  (CONTINUED)

[5] In 1996, the Company entered into a license agreement with the Wisconsin Alumni Research Foundation ("WARF") for the use of the patented compound DSC 103 (formerly ST-630) in the treatment of post-menopausal osteoporosis. The Company paid WARF an option fee of $25,000 in June 1996 and a license issue fee of $400,000 in October 1996 and is obligated to make future milestones payments aggregating $3,095,000 and pay royalties on future sales. The license expires upon expiration of the underlying patents. The Company is currently seeking a development partner with respect to this compound.

       In June 1999, the Company granted YuYu Industrial Company, Ltd. ("YuYu Industrial") of South Korea an exclusive license to use the DSC 103 and a nonexclusive license to manufacture the compound and ancillary compounds in South Korea. Under the agreement, YuYu Industrial paid the Company an up-front payment of $68,000 including research and development fees, net of $12,000 withheld for South Korean taxes, and agreed to make a subsequent milestone payment of $50,000. YuYu Industrial also agreed to purchase specified minimum quantities of the drug compound for the first five years following the receipt of approval for marketing licensed products within South Korea. The Company is entitled to receive royalty payments for all product sales under the agreement.

NOTE G - STOCKHOLDERS' EQUITY

1996 private placement:

In 1996, in a private placement offering, Old Discovery sold approximately 44 units (each unit consisting of securities converted in the Ansan Merger into 50,000 shares of Series B convertible preferred stock and 19,458 shares of common stock of the Company). Preferred stockholders have voting rights based upon the number of shares of common stock issuable upon conversion of the preferred shares. Pursuant to the terms of the offering, on December 1, 1998, the conversion rate was adjusted whereby each share of preferred stock is convertible at the option of the holders into 3.11 shares of common stock of the Company. Net proceeds from the private placement approximated $19,000,000. The Company is restricted from declaring dividends or distributions on its common stock without the approval of the holders of at least 66.67% of the outstanding Series B shares as long as there is in excess of 1,100,000 Series B shares outstanding.

In February 2000, the Company gave notice to its Series B convertible preferred stockholders of its intention to convert all outstanding shares of Series B preferred stock into common stock. Pursuant to the notice, all of the Series B shares were converted into 4,766,000 shares of common stock effective March 14, 2000.

The placement agent for the offering received approximately $2,860,000 in cash plus warrants which pursuant to the merger give the holders thereof the right to acquire 220,026 shares of Series B preferred stock (which as a result of the conversion of the Series B preferred stock are convertible into 685,000 shares of common stock) at a price of $11 per share, through November 8, 2006 and to acquire 85,625 shares of common stock at a price of $0.64 per share, through November 8, 2006. The warrants contain certain anti-dilution provisions and may be exercised on a "net exercise" basis pursuant to a provision that does not require the payment of any cash to the Company.

1999 private placements:

During March and April 1999 the Company raised $1.0 million in a private placement offering of 826,447 shares of common stock and 569,026 Class C warrants to purchase common stock at an exercise price of $2.15 per share (after adjustment to the issue price in accordance with the terms of the offering). The Class C warrants are exercisable through April 2006.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

1999 private placements:  (continued)

In July 1999, the Company raised approximately $2,233,000 (net of offering costs of approximately $217,000) in a private placement offering of units. Each unit was sold for $500,000 and consisted of 413,223 shares of common stock and 413,223 Class D warrants to purchase shares of common stock at an exercise price of $1.33 per share. An aggregate of 2,024,792 shares of common stock and 2,024,792 Class D warrants were issued. The placement agent, Paramount Capital, Inc., received fees at 7% of the gross proceeds, reimbursement of certain expenses and an option to purchase 0.49 share of a unit at an exercise price of $270,000. The Class D warrants are exercisable through August 2005.

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

Common shares reserved for issuance:

As of December 31, 1999, the Company has reserved shares of common stock for issuance upon conversion of preferred stock and exercise of options as follows:

           (i)     Series B preferred stock            4,766,000
           (ii)    Series C preferred stock              892,000
           (iii) Stock option plan                     2,459,000
           (iv)  Placement agent warrants:
                   Conversion of preferred stock         685,000
                   Common stock                           76,000
                   Option                                405,000
           (v)     Class A warrants                      736,000
           (vi)  Class B warrants                      1,234,000
           (vii) Class C warrants                        569,000
           (viii)  Class D warrants                    2,025,000
           (ix)  Underwriter's option                    173,000

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

Treasury stock/common stock issued for services:

During 1998, the Company's Board of Directors approved a stock repurchase program wherein the Company would buy its own shares from the open market and use such shares to settle indebtedness. Such shares are accounted for as treasury stock.

During 1999 and 1998, the Company acquired 2,000 and 31,750 shares of common stock for approximately $5,000 and $90,000, respectively. In 1998, the Company issued 16,150 of such shares (market value on date of issue $51,000) in settlement of $51,000 of services rendered and in 1999 issued 15,600 shares of treasury stock in settlement of $39,000 of indebtedness. The fair market value of the 15,600 shares of treasury stock on the date it was issued in 1999 was approximately $53,000 and the difference was charged to expense and credited to paid-in-capital.

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

On March 3, 2000, J&J elected to convert their Series C preferred stock shares into 398,186 shares of common stock.


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

In March 1998, the Company adopted its 1998 Stock Incentive Plan which includes three equity programs (the "1998 Plan"). Under the Discretionary Option Grant Program, options to acquire shares of the Company's common stock may be granted to eligible persons who are employees, nonemployee directors, consultants and other independent advisors. Pursuant to the Stock Issuance Program, such eligible persons may be issued shares of the Company's common stock directly, and under the Automatic Option Grant Program, eligible directors will automatically receive option grants at periodic intervals at an exercise price equal to 60% of fair market value per share on the date of the grant. The maximum number of shares of common stock initially reserved for issuance over the term of the plan shall not exceed 2,200,959.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE H - STOCK OPTIONS  (CONTINUED)

The pro forma effects of applying SFAS No. 123 and the stock options activity shown below are those of the 1998 Plan, Old Discovery's 1996 Stock Option/Stock Issuance Plan through the date of the Ansan Merger and the 1993 Plan and 1995 Plan after the Ansan Merger as the Ansan Merger was accounted for as a reverse acquisition.

The Company applies APB 25 in accounting for stock options and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for each of the years ended December 31, 1999 and 1998 would have been approximately $5,622,000 or $0.74 per share and $16,371,000 or $4.20 per share, respectively. The weighted average fair value of the options granted are estimated at $2.46 and $2.63 per share, respectively, for the years ended December 31, 1999 and 1998, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 91% and 40%, risk-free interest rate of 4.86% for 1999 and 5.53% for 1998, and expected life of ten years.

Additional information with respect to the stock option activity is summarized as follows:

                                                                  Year Ended December 31,
                              ----------------------------------------------------------------------------------------------------
                                                 1999                                                 1998
                              ----------------------------------------------   ---------------------------------------------------
                                                                  Weighted                                              Weighted
                                                      Weighted     Average                                 Weighted     Average
                              Price                    Average    Remaining        Price                    Average    Remaining
                               Per                    Exercise   Contractual        Per                    Exercise   Contractual
                              Share        Shares       Price       Life           Share         Shares      Price        Life
                          -------------  ----------- ---------- -------------  --------------  ---------  ----------- ------------

Options outstanding at
    beginning of year     $0.0026 -       1,886,062      $2.23   8.73 years    $0.18 - $4.50      371,993     $1.67
                          $4.87
Options granted            0.81 - 4.44    1,108,893       2.18                  0.19 - 4.87     1,027,400      4.18
Options exercised         0.0026 - 0.51    (119,768)      0.11                 0.0026 - 2.66     (131,676)     0.23
Options forfeited          0.08 - 4.44     (297,888)      3.56
Options expired               4.19         (118,459)      4.19
ATI options
    assumed                                                                    0.0026 - 0.32      618,345      0.43
                                         ----------                                            ----------

Options outstanding
    at end of year          $0.0026 -     2,458,840       2.42   8.50 years   $0.0026 - $4.87   1,886,062      2.23    8.73 years
                                         ==========                                            ==========
                              $4.87

Options exercisable
    at end of year          $0.0026-      1,235,604       2.27   7.93 years   $0.0026 - $4.87   1,512,062      2.28    8.76 years
                                         ==========                                            ==========
                              $4.87


Included in the options outstanding at December 31, 1999 are options to purchase 912,893 shares of the Company's common stock (at exercise prices ranging from $1.38 to $4.44) granted during 1998 and 1999 which vest upon the Company achieving specified milestones. Through December 31, 1999, the milestones were not reached and the options remain unvested. On vesting, the Company will incur a charge amounting to the excess, if any, of the market price over the exercise price.


NOTE I - COMMITMENTS

[1] At December 31, 1999, the Company had employment agreements with six officers providing for an aggregate annual salary of $853,000. The agreements expire on various dates through June 2002 and provide for the issuance of annual and milestone bonuses and the granting of options on the Company's attaining certain milestones.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 1999

NOTE I - COMMITMENTS  (CONTINUED)

[2] In July 1998, the Company entered into a seven year lease agreement to lease office and laboratory space in premises owned by a Company officer/stockholder. Future minimum annual rents for this lease is as follows:

           2000                                             $ 148,000
           2001                                                 151,000
           2002                                                 157,000
           2003                                                 162,000
           2004                                                 167,000
           2005                                                 114,000
                                                            -----------

                                                              $ 899,000
                                                              =========

       The Company also leases additional office space pursuant to a three year lease entered into in May 1997. Such office space is currently being subleased at substantially the same terms and for the remaining period of the Company's commitment.

       In September 1999, the Company entered into a four year lease agreement to lease laboratory equipment. Future minimum lease payments for this lease are as follows:

           2000                                                $ 20,000
           2001                                                  20,000
           2002                                                  20,000
           2003                                                  12,000
                                                            -----------

                                                                 72,000
           Less interest included                                 9,000
                                                            -----------

                                                               $ 63,000
                                                               ========

       Total net rent expense for the years ended December 31, 1999 and 1998 was approximately $144,000 and $175,000, respectively.