Form 10QSB
period 2000-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2000-05-15
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

       Registrants' telephone number, including area code: (215) 340-4699
      Securities registered under Section 12(b) of the Exchange Act: None
        Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of May 8, 2000, 20,781,499 shares of Common Stock, par value $.001 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: |_| Yes   |X| No

953293.1                                                                  Page 1

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                           Page

PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements (unaudited)
            CONSOLIDATED BALANCE SHEETS --
             As of March 31, 2000 (unaudited) and December 31, 1999                    Page 3

            CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited) --
             For the Three Months Ended March 31, 2000 and March 31, 1999
             and
             for the Period from May 18, 1993 (Inception) through March 31,2000        Page 4

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (unaudited)--
             For the Three Months Ended March 31, 2000                                 Page 5

            CONSOLIDATED  STATEMENTS OF CASH FLOWS  (unaudited)--
              For the Three Months Ended March 31, 2000 and March 31, 1999
              and
              for the Period from May 18, 1993 (Inception) through March 31, 2000      Page 6

            Notes to Financial Statements                                              Page 7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    Page 7


PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.                                                           Page 10
 Item 2.  Change in Securities.                                                        Page 10
 Item 3.  Defaults Upon Senior Securities.                                             Page 10
 Item 4.  Submission of Matters to a Vote of Security Holders.                         Page 10
 Item 5.  Other Information.                                                           Page 10
 Item 6.  Exhibits and Reports on Form 8-K.                                            Page 10

 Signatures                                                                            Page 11

953293.1                                                                  Page 2

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheets

                                                                                            March 31,         December 31,
                                                                                              2000                1999
                                                                                              ----                ----
                                                                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                           $      23,591,000    $      3,547,000
   Inventory                                                                                     575,000             575,000
   Prepaid expenses and other current assets                                                     122,000              66,000
                                                                                       -----------------    ----------------

        Total current assets                                                                  24,288,000           4,188,000

Property and equipment, net of deprecation                                                       447,000             426,000
Security deposits                                                                                 18,000              18,000
                                                                                       -----------------    ----------------

                                                                                       $      24,753,000    $      4,632,000
                                                                                       =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                               $         694,000    $        425,000
   Deferred revenue                                                                            1,036,000           1,036,000
   Capitalized lease - current                                                                    15,000              15,000
                                                                                       -----------------    ----------------

      Total current liabilities                                                                1,745,000           1,476,000
                                                                                       -----------------    ----------------

Capitalized lease - noncurrent                                                                    44,000              48,000
                                                                                       -----------------    ----------------

Commitments

Stockholders' Equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
      Series B convertible; None and 1,530,756 shares issued and outstanding at                                        2,000
      March 31, 2000 and December 31, 1999, respectively
      Series C redeemable convertible; None and 2,039 shares issued and outstanding                                2,481,000
      at March 31, 2000 and December 31, 1999, respectively.
   Common stock, $.001 par value; 35,000,000 authorized; 20,721,135 and 9,689,240                 21,000              10,000
      shares issued and outstanding at March 31, 2000 and December 31, 1999 respectively
   Treasury stock (at cost; 33,743 and 2,000 shares of common stock at March 31,                (250,000)             (5,000)
      2000 and December 31, 1999, respectively)
   Additional paid-in capital                                                                 57,828,000          33,749,000
   Unearned portion of compensatory stock options                                                (37,000)            (37,000)
   Deficit accumulated during the development stage                                          (34,598,000)        (33,092,000)

        Total stockholders' equity                                                            22,964,000           3,108,000
                                                                                       -----------------    ----------------

                                                                                       $      24,753,000    $      4,632,000
                                                                                       =================    ================

See notes to financial statements                                        Page 3
953293.1

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)


                                                                               May 18, 1993
                                                Three Months Ended             (Inception)
                                                     March 31,                   Through
                                         ---------------------------------       March 31,
                                               2000              1999              2000
                                         --------------    ---------------    --------------

Interest                                 $       22,000    $        37,000   $     1,490,000
License Fees                                                                          68,000
Research Grants                                  19,000                              156,000
                                         --------------    ---------------   ---------------
                                                 41,000             37,000         1,714,000
                                         --------------    ---------------   ---------------

Expenses:
   Write-off of acquired in-process
       research and development and
       supplies                                                                   13,508,000
   Research and development                     774,000          1,419,000        13,643,000
   General and administrative                   735,000            636,000         8,490,000
   Interest                                       2,000                               15,000
                                         --------------    ---------------   ---------------

        Total expenses                        1,511,000          2,055,000        35,656,000
                                         --------------    ---------------   ---------------

                                             (1,470,000)        (2,018,000)      (33,942,000)

Minority interest in net loss of                                                      26,000
subsidiary                               --------------    ---------------   ---------------


Net loss                                     (1,470,000)        (2,018,000)      (33,916,000)

Other comprehensive income:
   Unrealized gain on marketable
       securities available for sale                                (3,000)
                                         --------------    ----------------  ----------------

Total comprehensive loss                 $   (1,470,000)   $    (2,021,000)  $   (33,916,000)
                                         ===============   ================  ================

Net loss per share - basic and diluted       $(0.12)           $(0.36)
                                             ======            ======


Weighted average number of common
shares outstanding                          12,668,000        5,613,000
                                            ==========        =========

See notes to financial statements                                        Page 4
953293.1

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
December 31, 1999 through March 31, 2000



                                                                                          Preferred Stock
                                  Common Stock          Treasury Stock           Series B             Series C
                              -------------------------------------------------------------------------------------
                               Shares      Amount     Shares     Amount      Shares     Amount   Shares     Amount

Balance - 12/31/99            9,689,240    $ 10,000   (2,000)   $  (5,000)  1,530,756   $ 2,000   2,039   $ 2,481,000

Exercise of Stock Options       445,259           -  (31,743)    (245,300)

Common placement
warrant conversions              14,130           -

Preferred placement
warrant conversions               8,511           -

Exercise of Class C & D
Warrants                      2,480,009       3,000

Series B preferred stock
conversions                   4,765,631       5,000                        (1,530,756)   (2,000)

Dividend Payable on Series
C preferred stock                                                                                              36,000

Series C prefered stock
conversions                     398,186                                                          (2,039)   (2,517,000)

Common stock issued in
payment for services              7,323           -

Issuance of private
placement units               2,902,846       3,000

Net Loss
------------------------------------------------------------------------------------------------------------------------
Balance - 03/31/00           20,721,135    $ 21,000   (33,743)   $(250,300)          -         -       -             -
========================================================================================================================

                                                                        Deficit
                                                                      Accumulated
                               Additional      Unearned Portion of      during
                                Paid-In        Compensatory Stock     Development
                                Capital             Options              Stage             Total

Balance - 12/31/99           $ 33,749,000      $ (37,000)             $ (33,092,000)   $  3,108,000

Exercise of Stock Options         440,000                                              $    195,000

Common placement
warrant conversions                     -                                              $          -

Preferred placement
warrant conversions                     -                                              $          -

Exercise of Class C & D
Warrants                        3,668,000                                              $  3,671,000

Series B preferred stock
conversions                        (3,000)                                             $          -

Dividend Payable on Series
C preferred stock                                                           (36,000)   $          -

Series C prefered stock
conversions                     2,517,000                                              $          -

Common stock issued in
payment for services               36,000                                              $     36,000

Issuance of private
placement units                17,421,000                                              $ 17,424,000

Net Loss                                                                 (1,470,000)   $ (1,470,000)
----------------------------------------------------------------------------------------------------
Balance - 03/31/00           $ 57,828,000      $ (37,000)             $ (34,598,000)   $ 22,964,000
====================================================================================================

See notes to financial statements                                         Page 5
953293.1

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)


                                                                                Three Months Ended             May 18, 1993
                                                                                     March 31,                 (Inception)
                                                                                                                 Through
                                                                                                                March 31,
                                                                                2000            999                2000
                                                                           -------------  ---------------   -----------------
Cash flows from operating activities:
   Net loss                                                                $ (1,470,000)  $   (2,018,000)   $    (33,916,000)
   Adjustments to reconcile net loss to net cash used in operating activities
        Write-off of acquired in-process research and development and
           supplies                                                                                               13,508,000
        Write-off of licenses                                                                                        683,000
        Depreciation and amortization                                            24,000           19,000             240,000
        Compensatory stock options                                                                 8,000             142,000
        Expenses paid using treasury stock and common stock                      36,000                              114,000
        Changes in:
           Prepaid expenses and other current assets                            (56,000)         126,000             (91,000)
           Accounts payable and accrued expenses                                269,000          279,000             561,000
           Deferred revenue                                                                                        1,036,000
           Other assets                                                                                              (18,000)
        Expenses paid on behalf of company                                                                            18,000
        Employee stock compensation                                                                                   42,000
        Reduction of research and development supplies                                                              (161,000)
                                                                         --------------   --------------    ----------------
           Net cash used in operating activities                             (1,197,000)      (1,586,000)        (17,842,000)
                                                                         --------------   --------------    ----------------

Cash flows from investing activities:
   Purchase of furniture and equipment                                          (45,000)         (14,000)           (591,000)
    Proceeds from disposal of furniture and equipment                                                                 25,000
   Acquisition of licenses                                                                                          (711,000)
   Purchase of marketable securities                                                                             (21,745,000)
   Proceeds from sale or maturity of investments                                               1,078,000          22,150,000
   Net cash payments on merger                                                                                    (1,670,000)
                                                                         --------------   --------------    -----------------
           Net cash provided by (used in) investing activities                  (45,000)       1,064,000          (2,542,000)
                                                                         ---------------  --------------    ----------------

Cash flows from financing activities:
   Proceeds on private placements of units, net of expenses                  17,424,000                           40,146,000
   Purchase of treasury stock                                                                     (5,000)            (95,000)
   Principal payments under capital lease obligation                             (4,000)                             (14,000)
   Collections on stock subscriptions and proceeds on conversion of
       stock options and warrants                                             3,866,000            4,000           3,938,000
                                                                         --------------   --------------    ----------------
           Net cash (used in) provided by financing activities               21,286,000           (1,000)         43,975,000
                                                                         --------------   ---------------   ----------------

Net (decrease) increase in cash and cash equivalents                         20,044,000         (523,000)         23,591,000
Cash and cash equivalents - beginning of period                               3,547,000        1,474,000
                                                                         --------------   --------------    ----------------

Cash and cash equivalents - end of period                                $   23,591,000   $      951,000    $     23,591,000
                                                                         ==============   ==============    ================
Supplementary disclosure of cash flows information:
    Interest Paid:                                                       $        2,000                     $         15,000
Noncash transactions:
   Accrued dividends on preferred stock                                  $       36,000   $       51,000    $        682,000
   Common stock and treasury stock issued in payment of services                 36,000           69,000             109,000
   Preferred Stock issued for inventory                                                                              575,000
   Treasury stock received on exercise of options                               245,000                              245,000

   Equipment acquired through capitalized lease                                                                       73,000

   Series C preferred stock dividends paid using common stock                                                        204,000

See notes to finanical statements                                         Page 6
593293.1

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company") was formed to license and develop pharmaceutical products to treat a variety of human diseases. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Acute Therapeutics, Inc. All intercompany balances and transactions have been eliminated.

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report on form 10-KSB.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its inception and has incurred a cumulative net loss of approximately $33.9 million as of March 31, 2000. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve product revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

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

The Company is currently engaged in the development and commercialization of drugs for critical care that are intended to be used in a hospital setting. The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development and that it will focus primarily on the conduct of clinical trials for Surfaxin(R) indications. The Company expects to expand its research and development activities as a result of its receipt of approximately $17.4 million of net proceeds from its offering completed in

953293.1                                                                  Page 7

March 2000. The Company anticipates the near term acquisition of equipment necessary to manufacture Surfaxin(R). The Company also anticipates the hiring of further personnel to augment the clinical development of Surfaxin(R).

SURFAXIN(R) (lucinactant)

Meconium Aspiration Syndrome (MAS)

The Company recently initiated a pivotal Phase 3 trial in MAS. The trial intends to enroll 200 MAS patients. The Company announced results of a Phase 2 clinical trial in MAS in full-term newborns in February 1999. The 22-patient Phase 2 trial showed an improvement in oxygenation parameters and a three-day savings on mechanical ventilation. An Orphan Products Development Grant awarded to the Company by the FDA Office of Orphan Products Development is expected to contribute significantly towards reducing the costs of this Phase 3 trial. The Company has received Fast Track designation for Surfaxin(R) from the FDA for MAS.

Respiratory Distress Syndrome (RDS) in premature infants

The Company is currently planning to commence a Phase 3 clinical trial of Surfaxin(R) for the treatment of RDS in premature infants during 2000. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the approvals by the United States Food and Drug Administration (the "FDA") and/or world health authorities. There can be no assurance as to the receipt or the timing of such approvals.

Acute Lung Injury/Acute Respiratory Distress Syndrome (ALI/ARDS)

A pivotal Phase 2/3 clinical trial of Surfaxin for the treatment of ALI/ARDS was commenced in July 1998. This trial was stopped on January 27, 2000 due to the Company's cash position and so that a new Phase 2 ARDS/ALI trial could be commenced using a new, less viscous formulation of Surfaxin(R). A new Phase 2 trial is currently being planned, which the Company expects to commence following submission of a protocol and subsequent agreement by the FDA. The Company has received Fast Track designation for Surfaxin(R) from the FDA for ARDS.

SUPERVENT(TM) (tyloxapol)

Cystic Fibrosis (CF)

The Company began a Phase 2A clinical trial of SuperVent(TM) for the treatment of CF on August 4, 1999. Preliminary analysis of the data show that SuperVent(TM) decreased the amount of Interleukin 8 (IL-8) in the sputum of treated patients compared to controls. IL-8 is an important body chemical that causes the migration of inflammatory cells to the site of release. The Phase 2A clinical trial involved 8 patients. An additional Phase 2 trial will likely be required prior to commencement of a Phase 3 trial. Previously, the Company completed a Phase 1 trial in 20 normal healthy volunteers and determined a dose (1.25% tyloxapol concentration) that did not produce significant adverse effects.

Chronic Bronchitis (CB)

The  Company  plans  to  investigate  the  potential  clinical   application  of
SuperVent(TM) in CB following its successful Phase 2A trial in CF. A pilot study will be reviewed during 2000.

DSC-103 (Vitamin D analog)

Postmenopausal Osteoporosis

On December 5, 1997 a Phase 1 clinical study of DSC-103 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. The Company has had discussions with the licensor of D5C-103 regarding the possibility of terminating its license.

Results of Operations

The Company's expenses decreased from $2,055,000 in the first quarter of 1999 to $1,511,000 in the first quarter of 2000. The decrease was primarily a slow-down in research and development due to the Company's cash position. As a result of the receipt of proceeds from the private placement completed in March, 2000, the Company expects to significantly increase its research and development and clinical trial efforts. As a result of the decreases in expenses, the Company's total comprehensive net loss decreased from $2,021,000 in the first quarter of 1999 to $1,470,000 in the first quarter of 2000. In addition, due to the reduction in the total

593293.1                                                                  Page 8
comprehensive net loss and the increase in the weighted average common shares outstanding during the first quarter of 2000, the Company's net loss per share decreased from $0.36 in 1999 to $0.12 in 2000.

Liquidity

At March 31, 2000, the Company had working capital of $22.5 million. In March 2000, the Company completed a private placement pursuant to which it received net proceeds of approximately $17.4 million. The Company believes it has sufficient resources to meet its planned research and development activities through the fourth quarter 2001.

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

593293.1                                                                  Page 9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGE IN SECURITIES.
On March 23, 2000, the Company received approximately $17,400,000 in net proceeds from the sale of 37.74 units in a private placement. Each unit consists of 76,923 shares of common stock and Class E warrants to purchase an additional 15,385 shares of common stock at $7.38 per share. In connection with this private placement, the placement agent, Paramount Capital, Inc. ("Paramount") received fees of $1,321,000 and the Company agreed to issue to Paramount warrants to purchase 348,341 shares of common stock at $8.11 per share.

During the Quarter ended March 31, 2000, the company received $3,671,689 in proceeds from the exercise of 2,024,792 Class D warrants and 455,217 Class C warrants.

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

On March 3, 2000, Johnson & Johnson, Inc. elected to convert their shares of Series C Preferred stock into 398,186 shares of common stock. Subsequent to this conversion, the Company no longer has any shares of Series C Preferred stock outstanding.

On March 14, 2000, the Company forced the conversion of all its outstanding Series B Preferred Stock (827,750) into common. Pursuant to Section Fourth (B)
(5) of the Restated Certificate of Incorporation of the Company, the Company exercised its right to cause the conversion. Subsequent to this conversion, the Company no longer has any classes of Preferred stock outstanding nor any long term debt.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER  INFORMATION.

The Company has entered into an agreement to purchase an approximately 4,000 square foot building adjacent to its current headquarters in Doylestown Pennsylvania for $515,000. The Company intendS to close on this purchase on June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                1.     Form of Class E Warrant

                27.1   Financial Data Schedule.

         (b) Reports on Form 8-K:
                1.       Form 8-K filed with the Commission on February 8, 2000.
                2.       Form 8-K filed with the Commission on March 7, 2000.
                3.       Form 8-K filed with the Commission on March 20, 2000.
                4.       Form 8-K filed with the Commission on March 29, 2000.

593293.1                                                                 Page 10

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Discovery Laboratories, Inc.
                                         (Registrant)


Date:   May 15, 2000             /s/ Robert J. Capetola
                                 ---------------------------------
                                 Robert J. Capetola, Ph.D.
                                 President/Chief Executive Officer


Date:   May 15, 2000             /s/ Evan Myrianthopoulos
                                 ---------------------------------
                                 Evan Myrianthopoulos
                                 Vice President, Finance
                                 (Principal Financial Officer)


Date:   May 15, 2000             /s/ Cynthia Davis
                                 ---------------------------------
                                 Cynthia Davis
                                 Controller
                                 (Principal Accounting Officer)

953293.1                                                                 Page 11