Form 10QSB/A
period 2000-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2000-08-15
CIK 946486

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

                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of August 10, 2000, 20,840,353 shares of Common Stock, par value $.001 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: |_| Yes  |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements (unaudited)
               CONSOLIDATED BALANCE SHEETS --
                 As of March 31, 2000 (unaudited) and December 31, 1999 ..........................    Page 3

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
                 For the Three Months Ended March 31, 2000 and March 31, 1999 and
                 for the Period from May 18, 1993 (Inception) through March 31, 2000 .............    Page 4

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                 (unaudited)-- For the Three Months Ended March 31, 2000 .........................    Page 5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)--
                 For the Three Months Ended March 31, 2000 and March 31, 1999 and
                 for the Period from May 18, 1993 (Inception) through March 31, 2000 .............    Page 6

               Notes to Financial Statements .....................................................    Page 7

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ............................................................    Page 7

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings ....................................................................    Page 10
    Item 2. Change in Securities .................................................................    Page 10
    Item 3. Defaults Upon Senior Securities ......................................................    Page 10
    Item 4. Submission of Matters to a Vote of Security Holders ..................................    Page 10
    Item 5. Other Information ....................................................................    Page 10
    Item 6. Exhibits and Reports on Form 8-K .....................................................    Page 10

    Signatures ...................................................................................    Page 11

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheets

                                                                              March 31,         December 31,
                                                                              ---------         ------------
                                                                                2000                1999
                                                                             (Unaudited)
                                                                              (Restated)
                                                                              ----------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $ 23,591,000       $  3,547,000
   Inventory                                                                      575,000            575,000
   Prepaid expenses and other current assets                                      122,000             66,000
                                                                             ------------       ------------

       Total current assets                                                    24,288,000          4,188,000

Property and equipment, net of deprecation                                        447,000            426,000
Security deposits                                                                  18,000             18,000
                                                                             ------------       ------------

                                                                             $ 24,753,000       $  4,632,000
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                     $    694,000       $    425,000
   Deferred revenue                                                             1,036,000          1,036,000
   Capitalized lease - current                                                     15,000             15,000
                                                                             ------------       ------------

     Total current liabilities                                                  1,745,000          1,476,000
                                                                             ------------       ------------

Capitalized lease - noncurrent                                                     44,000             48,000
                                                                             ------------       ------------

Stockholders' Equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
     Series B convertible; None and 1,530,756 shares issued and
     outstanding at March 31, 2000 and December 31, 1999, respectively                                 2,000
     Series C redeemable convertible; None and 2,039 shares issued
     and outstanding at March 31, 2000 and December 31, 1999, respectively                         2,481,000
   Common stock, $.001 par value; 35,000,000 authorized; 20,721,135 and
     9,689,240 shares issued and outstanding at March 31, 2000
     and December 31, 1999 respectively                                            21,000             10,000
   Treasury stock (at cost; 33,743 and 2,000 shares of common stock
     at March 31, 2000 and December 31, 1999, respectively)                      (250,000)            (5,000)
   Additional paid-in capital                                                  58,641,000         33,749,000
   Unearned portion of compensatory stock options                                 (37,000)           (37,000)
   Deficit accumulated during the development stage                           (35,411,000)       (33,092,000)
                                                                             ------------       ------------

       Total stockholders' equity                                              22,964,000          3,108,000
                                                                             ------------       ------------

                                                                             $ 24,753,000       $  4,632,000
                                                                             ============       ============


See notes to financial statements                                         Page 3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)
(Restated)

                                                                               May 18, 1993
                                               Three Months Ended              (Inception)
                                                     March 31,                   Through
                                         -------------------------------         March 31,
                                             2000               1999               2000
                                         ------------       ------------       ------------
Interest                                 $     22,000       $     37,000       $  1,490,000
License Fees                                                                         68,000
Research Grants                                19,000                               156,000
                                         ------------       ------------       ------------
                                               41,000             37,000          1,714,000
                                         ------------       ------------       ------------

Expenses:
   Write-off of acquired
      in-process research and
      development and supplies             13,508,000
   Research and development                   774,000          1,419,000         13,643,000
   General and administrative                 735,000            628,000          8,348,000
   Compensatory stock options                 813,000              8,000            955,000
   Interest                                     2,000                                15,000
                                         ------------       ------------       ------------

       Total expenses                       2,324,000          2,055,000         36,469,000
                                         ------------       ------------       ------------

                                           (2,283,000)        (2,018,000)       (34,755,000)

Minority interest in net loss of
subsidiary                                                                           26,000
                                         ------------       ------------       ------------

Net loss                                   (2,283,000)        (2,018,000)       (34,729,000)

Other comprehensive income:
  Unrealized gain on marketable
      securities available for sale                               (3,000)
                                         ------------       ------------       ------------

Total comprehensive loss                 $ (2,283,000)      $ (2,021,000)      $(34,729,000)
                                         ============       ============       ============

Net loss per share - basic and
diluted                                  $      (0.18)      $      (0.36)
                                         ============       ============

Weighted average number of
common shares outstanding                  12,668,000          5,613,000
                                         ============       ============


See notes to financial statements                                         Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
January 1, 2000 through March 31, 2000
(Restated)

                                                          Common Stock            Treasury Stock
                                                       Shares      Amount       Shares       Amount
                                                  ------------------------------------------------------
Balance - January 1, 2000                            9,689,240   $  10,000      (2,000)   $    (5,000)

Exercise of Stock Options                              445,259                 (31,743)      (245,000)

Common placement warrant conversions                    14,130

Preferred placement warrant conversions                 18,511

Exercise of Class C & D Warrants                     2,480,009       3,000

Series B preferred stock conversions                 4,765,631       5,000

Dividend Payable on Series C preferred stock

Series C prefered stock conversions                    398,186

Compensation charge on vesting of stock options

Common stock issued in payment for services              7,323

Issuance of private placement units                  2,902,846       3,000

Net Loss
--------------------------------------------------------------------------------------------------------
Balance-March 31, 2000                              20,721,135   $  21,000     (33,743)   $  (250,000)
========================================================================================================


                                                       Preferred Stock        Preferred Stock
                                                  ----------------------------------------------
                                                          Series B                Series C
                                                    Shares         Amount  Shares         Amount
                                                  ---------------------------------------------
Balance - January 1, 2000                         1,530,756    $    2,000    2,039    $  2,481,000

Exercise of Stock Options

Common placement warrant conversions

Preferred placement warrant conversions

Exercise of Class C & D Warrants

Series B preferred stock conversions             (1,530,756)       (2,000)

Dividend Payable on Series C preferred stock                                                36,000

Series C prefered stock conversions                                         (2,039)     (2,517,000)

Compensation charge on vesting of stock options

Common stock issued in payment for services

Issuance of private placement units

Net Loss
-----------------------------------------------------------------------------------------------------
Balance-March 31, 2000                                   --            --
=====================================================================================================


                                                                 Unearned       Deficit
                                                                Portion of    Accumulated
                                                  Additional   Compenstory       during
                                                   Paid-In         Stock       Development
                                                   Capital       Options         Stage            Total

Balance - January 1, 2000                        $ 33,749,000  $    (37,000)  $(33,092,000)  $  3,108,000

Exercise of Stock Options                             440,000                                     195,000

Common placement warrant conversions                                                                   --

Preferred placement warrant conversions                                                                --

Exercise of Class C & D Warrants                    3,668,000                                   3,671,000

Series B preferred stock conversions                   (3,000)                                         --

Dividend Payable on Series C preferred stock                                       (36,000)            --

Series C prefered stock conversions                 2,517,000                                          --

Compensation charge on vesting of stock options       813,000                                     813,000

Common stock issued in payment for services            36,000                                      36,000

Issuance of private placement units                17,421,000                                  17,424,000

Net Loss                                                                        (2,283,000)    (2,283,000)
---------------------------------------------------------------------------------------------------------
Balance-March 31, 2000                           $ 58,641,000  $    (37,000)  $(35,411,000)    22,964,000
=========================================================================================================


See notes to financial statements                                         Page 5

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)
(Restated)

                                                                                                   May 18, 1993
                                                                                                   (Inception)
                                                                       Three Months Ended            Through
                                                                            March 31,                March 31,
                                                                       2000            1999            2000
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                        $ (2,283,000)   $ (2,018,000)   $(34,729,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Write-off of acquired in-process research and
         development and supplies                                                                    13,508,000
       Write-off of licenses                                                                            683,000
       Depreciation and amortization                                     24,000          19,000         240,000
       Compensatory stock options                                       813,000           8,000         955,000
       Expenses paid using treasury stock and common stock               36,000                         114,000
       Changes in:
         Prepaid expenses and other current assets                      (56,000)        126,000         (91,000)
         Accounts payable and accrued expenses                          269,000         279,000         561,000
         Deferred revenue                                                                             1,036,000
         Other assets                                                                                   (18,000)
       Expenses paid on behalf of company                                                                18,000
       Employee stock compensation                                                                       42,000
       Reduction of research and development supplies                                                  (161,000)
                                                                   ------------    ------------    ------------
         Net cash used in operating activities                       (1,197,000)     (1,586,000)    (17,842,000)
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of furniture and equipment                                  (45,000)        (14,000)       (591,000)
   Proceeds from disposal of furniture and equipment                                                     25,000
   Acquisition of licenses                                                                             (711,000)
   Purchase of marketable securities                                                                (21,745,000)
   Proceeds from sale or maturity of investments                                      1,078,000      22,150,000
   Net cash payments on merger                                                                       (1,670,000)
                                                                   ------------    ------------    ------------
         Net cash provided by (used in) investing activities            (45,000)      1,064,000      (2,542,000)
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds on private placements of units, net of expenses          17,424,000                      40,146,000
   Purchase of treasury stock                                                            (5,000)        (95,000)
   Principal payments under capital lease obligation                     (4,000)                        (14,000)
   Collections on stock subscriptions and proceeds on
      conversion of stock options and warrants                        3,866,000           4,000       3,938,000
                                                                   ------------    ------------    ------------
         Net cash (used in) provided by financing activities         21,286,000          (1,000)     43,975,000
                                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                 20,044,000        (523,000)     23,591,000
Cash and cash equivalents - beginning of period                       3,547,000       1,474,000
                                                                   ------------    ------------    ------------
Cash and cash equivalents - end of period                          $ 23,591,000    $    951,000    $ 23,591,000
                                                                   ============    ============    ============

Supplementary disclosure of cash flows information:
   Interest Paid:                                                  $      2,000                    $     15,000
Noncash transactions:
   Accrued dividends on preferred stock                            $     36,000    $     51,000    $    682,000
   Common stock and treasury stock issued in payment of services         36,000          69,000         109,000
   Preferred Stock issued for inventory                                                                 575,000
   Treasury stock received on exercise of options                       245,000                         245,000
   Equipment acquired through capitalized lease                                                          73,000
   Series C preferred stock dividends paid using common stock                                           204,000


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its inception and has incurred a cumulative net loss of approximately $34.7 million as of March 31, 2000. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve product revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

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

The Company is currently engaged in the development and commercialization of drugs for critical care that are intended to be used in a hospital setting. The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development and that it will focus primarily on the conduct of clinical trials for Surfaxin(R) indications. The Company expects to expand its research and development activities as a result of its receipt of approximately $17.4 million of net proceeds from its offering completed in March 2000. The Company anticipates the near term acquisition of equipment necessary to manufacture Surfaxin(R). The Company also anticipates the hiring of further personnel to augment the clinical development of Surfaxin(R).

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

Acute Lung Injury/Acute Respiratory Distress Syndrome (ALI/ARDS)

A pivotal Phase 2/3 clinical trial of Surfaxin? for the treatment of ALI/ARDS was commenced in July 1998. This trial was stopped on January 27, 2000 due to the Company's cash position and so that a new Phase 2 ARDS/ALI trial could be commenced using a new, less viscous formulation of Surfaxin(R). A new Phase 2 trial is currently being planned, which the Company expects to commence following submission of a protocol and subsequent agreement by the FDA. The Company has received Fast Track designation for Surfaxin(R) from the FDA for ARDS.

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

DSC-103 (Vitamin D analog)

Postmenopausal Osteoporosis

On December 5, 1997 a Phase 1 clinical study of DSC-103 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. The Company has had discussions with the licensor of DSC-103 regarding the possibility of terminating its license.

Results of Operations

The Company's expenses increased from $2,055,000 in the first quarter of 1999 to $2,324,000 in the first quarter of 2000. The increase was primarily due to a compensation charge of $813,000 recorded on the vesting of certain milestone options offset by a slow-down in research and development due to the Company's cash position. As a result of the receipt of proceeds from the private placement completed in March, 2000, the Company expects to significantly increase its research and development and clinical trial efforts. The Company's total comprehensive net loss increased from $2,021,000 in the first quarter of 1999 to $2,283,000 in the first quarter of 2000. In addition, due to the increase in the weighted average common shares outstanding during the first quarter of 2000, the Company's net loss per share decreased from $0.36 in 1999 to $0.18 in 2000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Management has determined to restate the Company's financial statements for the three months ended March 31, 2000, to report a compensation charge of $812,500 during the period due to the vesting of certain other performance milestone options granted to employees. This charge puts the loss for the three months ended March 31, 2000, at $2,283,000 instead of the $1,470,000 as previously reported.

The Company has entered into an agreement to purchase an approximately 4,000 square foot building adjacent to its current headquarters in Doylestown, Pennsylvania for $515,000. The Company intends to close on this purchase on June 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

            1.    Form of Class E Warrant filed with original Form 10-QSB, May
                  2000

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

                                               Discovery Laboratories, Inc.
                                                 (Registrant)


Date:  August 14, 2000                         /s/ Robert J. Capetola
                                               ---------------------------------
                                               Robert J. Capetola, Ph.D.
                                               President/Chief Executive Officer


Date:  August 14, 2000                         /s/ Evan Myrianthopoulos
                                               ---------------------------------
                                               Evan Myrianthopoulos
                                               Vice President, Finance
                                               (Principal Financial Officer)


Date:  August 14, 2000                         /s/ Cynthia Davis
                                               ---------------------------------
                                               Cynthia Davis
                                               Controller
                                               (Principal Accounting Officer)