Form 10QSB
period 2000-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2000-08-16
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                          Identification No.)

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

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                                       Page

PART I - FINANCIAL INFORMATION
      Item 1.  Financial Statements (unaudited)
               CONSOLIDATED BALANCE SHEETS --
                 As of June 30, 2000 (unaudited) and December 31, 1999..................Page 3

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
                 For the Three and Six Months Ended June 30, 2000 and
                 June 30, 1999 and for the Period from May 18, 1993 (Inception)
                 through June 30, 2000..................................................Page 4

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                 (unaudited)-- For the Six Months Ended June 30, 2000...................Page 5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)--
                 For the Six Months Ended June 30, 2000 and June 30, 1999
                 and for the Period from May 18, 1993 (Inception)
                 through June 30, 2000..................................................Page 6

                 Notes to Financial Statements..........................................Page 7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................Page 7

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.......................................................Page 10
      Item 2.  Change in Securities....................................................Page 10
      Item 3.  Defaults Upon Senior Securities.........................................Page 10
      Item 4.  Submission of Matters to a Vote of Security Holders.....................Page 10
      Item 5.  Other Information.......................................................Page 10
      Item 6.  Exhibits and Reports on Form 8-K........................................Page 10

      Signatures.......................................................................Page 12

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheets

                                                                           June 30,      December 31,
                                                                             2000            1999
                                                                         ------------    ------------
                                                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                              $ 11,813,000    $  3,547,000
  Marketable securities                                                  $ 10,038,000
  Inventory                                                                   575,000         575,000
  Prepaid expenses and other current assets                                   233,000          66,000
                                                                         ------------    ------------

      Total current assets                                                 22,659,000       4,188,000

Property and equipment, net of deprecation                                    527,000         426,000
Security deposits                                                              69,000          18,000
                                                                         ------------    ------------

                                                                         $ 23,255,000    $  4,632,000
                                                                         ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                  $    678,000    $    425,000
  Deferred revenue                                                          1,036,000       1,036,000
  Capitalized lease - current                                                  15,000          15,000
                                                                         ------------    ------------

    Total current liabilities                                               1,729,000       1,476,000
                                                                         ------------    ------------

Capitalized lease - noncurrent                                                 40,000          48,000
                                                                         ------------    ------------

Stockholders' Equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized:
    Series B convertible; None and 1,530,756 shares issued and                      0           2,000
    outstanding at June 30, 2000 and December 31, 1999, respectively
    Series C redeemable convertible; None and 2,039 shares issued and               0       2,481,000
    outstanding at June 30, 2000 and December 31, 1999, respectively
  Common stock, $.001 par value; 35,000,000 authorized; 20,829,652 and         21,000          10,000
    9,689,240 shares issued and outstanding at June 30, 2000 and
    December 31, 1999 respectively
  Treasury stock (at cost; 33,743 and 2,000 shares of common stock at        (250,000)         (5,000)
    June 30, 2000 and December 31, 1999, respectively)
  Additional paid-in capital                                               59,536,000      33,749,000
  Unearned portion of compensatory stock options                             (148,000)        (37,000)
  Accumulated other comprehensive loss                                        (44,000)
  Deficit accumulated during the development stage                        (37,629,000)    (33,092,000)

      Total stockholders' equity                                           21,486,000       3,108,000
                                                                         ------------    ------------

                                                                         $ 23,255,000    $  4,632,000
                                                                         ------------    ------------

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

                                                                                                 May 18, 1993
                                       Three Months Ended              Six Months Ended           (Inception)
                                            June 30,                       June 30,                  Through
                                   ---------------------------    ----------------------------       June 30,
                                       2000           1999            2000            1999            2000
                                   ------------    -----------    ------------    ------------    ------------
Interest                           $    296,000    $    30,000    $    318,000    $     67,000    $  1,786,000
License Fees                                                                                            68,000
Research Grants                                                         19,000                         156,000
                                   ------------    -----------    ------------    ------------    ------------
                                        296,000         30,000         337,000          67,000       2,010,000
                                   ------------    -----------    ------------    ------------    ------------

Expenses:
  Write-off of acquired
     in-process research and
     development and supplies                                                                       13,508,000
  Research and development            1,259,000        472,000       2,033,000       1,891,000      14,902,000
  General and administrative            620,000        686,000       1,355,000       1,322,000       8,968,000
  Compensatory Stock Options            634,000                      1,447,000                       1,589,000
  Interest                                1,000                          3,000                          16,000
                                   ------------    -----------    ------------    ------------    ------------

      Total expenses                  2,514,000      1,158,000       4,838,000       3,213,000      38,983,000
                                   ------------    -----------    ------------    ------------    ------------

                                     (2,218,000)    (1,128,000)     (4,501,000)     (3,146,000)    (36,973,000)

Minority interest in net loss of                                                                        26,000
subsidiary                         ------------    -----------    ------------    ------------    ------------

Net loss                             (2,218,000)    (1,128,000)     (4,501,000)     (3,146,000)    (36,947,000)

Other comprehensive income:
  Unrealized loss on marketable
  securities available for sale         (44,000)        (2,000)        (44,000)         (5,000)        (44,000)
                                   ------------    -----------    ------------    ------------    ------------

Total comprehensive loss           $ (2,262,000)   $(1,130,000)   $ (4,545,000)   $ (3,151,000)   $(36,991,000)
                                   ============    ===========    ============    ============    ============

Net loss per share - basic
and diluted                        $      (0.11)   $     (0.18)   $      (0.27)   $      (0.51)
                                   ============    ===========    ============    ============

Weighted average number of
common shares outstanding            20,800,000      6,597,000      16,734,000       6,121,000
                                   ============    ===========    ============    ============

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
January 1, 2000 through June 30, 2000


                                                                                                     Preferred Stock
                                                                                         -------------------------------------------
                                            Common Stock           Treasury Stock             Series B            Series C
                              ------------------------------------------------------------------------------------------------------
                                        Shares         Amount    Shares        Amount      Shares    Amount    Shares   Amount
Balance -- January 1, 2000             9,689,240      $ 10,000   (2,000)      $ (5,000)  1,530,756  $2,000     2,039    $ 2,481,000

Exercise of Stock Options                492,059                (31,743)      (245,000)

Common placement warrant
conversions                               18,232

Preferred placement warrant
conversions                               18,511

Exercise of Class C & D Warrants       2,536,911         3,000

Series B preferred stock conversions   4,765,631         5,000                          (1,530,756) (2,000)

Dividend Payable on Series C
preferred stock                                                                                                              36,000

Series C prefered stock conversions      398,186                                                              (2,039)    (2,517,000)

Compensation charge on
vesting/exercisability of stock option

Compensatory stock options granted

Common stock issued in payment
for services                               8,036

Issuance of private placement units    2,902,846         3,000


Unrealized loss on marketable
securities available for sale

Net Loss
==================================================================================================================================
Balance   June 30, 2000               20,829,652      $ 21,000  (33,743)     $(250,000)         --      --        --           --
==================================================================================================================================


                                                                                      Deficit
                                                                                   Accumulated
                                           Additional      Unearned Portion of        during       Accumulated Other
                                            Paid In        Compensatory Stock       Development      Comprehensive
                                            Capital             Options                 Stage            Income         Total
Balance -- January 1, 2000              $33,749,000           $ (37,000)         $ (33,092,000)        $   --       $  3,108,000

Exercise of Stock Options                   445,000                                                                      200,000

Common placement warrant
conversions                                                                                                                   --

Preferred placement warrant
conversions                                                                                                                   --

Exercise of Class C & D Warrants          3,790,000                                                                    3,793,000

Series B preferred stock conversions         (3,000)                                                                          --

Dividend Payable on Series C
preferred stock                                                                        (36,000)                               --

Series C prefered stock conversions       2,517,000                                                                           --

Compensation charge on
vesting/exercisability of stock option    1,215,000                                                                    1,215,000

Compensatory stock options granted          343,000                                                                      232,000

Common stock issued in payment                                                                                            40,000
for services                                 40,000              (111,000)

Issuance of private placement units      17,440,000                                                                   17,443,000

Unrealized loss on marketable
securities available for sale                                                                          (44,000)         (44,000)

Net Loss                                                                            (4,501,000)                      (4,501,000)
==================================================================================================================================
Balance --  June 30, 2000               $59,536,000            $ (148,000)       $ (37,629,000)      $ (44,000)    $ 21,486,000
==================================================================================================================================

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                     May 18, 1993
                                                                                      (Inception)
                                                           Six Months Ended             Through
                                                                June 30,                June 30,
                                                          2000            1999            2000
                                                      ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                            $ (4,501,000)   $ (3,146,000)   $(36,947,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Write-off of acquired in-process research
        and development and supplies                                                    13,508,000
      Write-off of licenses                                                                683,000
      Depreciation and amortization                         53,000          39,000         269,000
      Compensatory stock options                         1,447,000         124,000       1,589,000
      Expenses paid using treasury stock and
        common stock                                        40,000                         118,000
      Changes in:
        Prepaid expenses and other current assets         (167,000)        135,000        (202,000)
        Accounts payable and accrued expenses              253,000          69,000         545,000
        Deferred revenue                                                                 1,036,000
        Other assets                                       (51,000)                        (69,000)
      Expenses paid on behalf of company                                                    18,000
      Employee stock compensation                                                           42,000
      Reduction of research and development
        supplies                                                                          (161,000)
                                                      ------------    ------------    ------------

        Net cash used in operating activities           (2,926,000)     (2,780,000)    (19,571,000)
                                                      ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of furniture and equipment                     (156,000)        (33,000)       (702,000)
  Proceeds from disposal of furniture and
     equipment                                                                              25,000
  Acquisition of licenses                                                                 (711,000)
  Purchase of marketable securities                    (10,082,000)                    (31,827,000)
  Proceeds from sale or maturity of investments                          1,063,000      22,150,000
  Net cash payments on merger                                                           (1,670,000)
                                                      ------------    ------------    ------------

        Net cash provided by (used in) investing
          activities                                   (10,238,000)      1,030,000     (12,735,000)
                                                      ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds on private placements of units, net
     of expenses                                        17,444,000                      40,166,000
  Purchase of treasury stock                                                (5,000)        (95,000)
  Principal payments under capital lease
     obligation                                             (8,000)                        (18,000)
  Collections on stock subscriptions and
     proceeds on conversion of stock options and
     warrants                                            3,994,000       1,009,000       4,066,000
                                                      ------------    ------------    ------------
        Net cash (used in) provided by financing
          activities                                    21,430,000       1,004,000      44,119,000
                                                      ------------    ------------    ------------

Net (decrease) increase in cash and cash
  equivalents                                            8,266,000        (745,000)     11,813,000
Cash and cash equivalents - beginning of period          3,547,000       1,474,000
                                                      ------------    ------------    ------------

Cash and cash equivalents - end of period             $ 11,813,000    $    729,000    $ 11,813,000
                                                      ============    ============    ============

Supplementary disclosure of cash flows information:
   Interest Paid:                                     $      3,000    $               $     16,000
Noncash transactions:
  Accrued dividends on preferred stock                $     36,000    $    102,000    $    682,000
  Common stock and treasury stock issued in
      payment of services                                   40,000          69,000         113,000
  Preferred Stock issued for inventory                                                     575,000
  Treasury stock received on exercise of options           245,000                         245,000
  Equipment acquired through capitalized lease                                              73,000
  Series C preferred stock dividends paid using
      common stock                                                                         204,000

See notes to financial statements

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company"), was formed to license and develop pharmaceutical products to treat a variety of human diseases. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Acute Therapeutics, Inc. ("ATI"). ATI is presently inactive, and all intercompany balances and transactions have been eliminated.

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its inception and has incurred a cumulative net loss of approximately $36.9 million as of June 30, 2000. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generates revenues and the Company does not expect to achieve product revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for use in critical care hospital settings. The Company is also developing its lead product candidate, Surfaxin(R), for the treatment of various critical care respiratory conditions. The Company anticipates that during the next 12 months it will conduct substantial research and development of its compounds.

The Company anticipates that during the next 12 months it will conduct substantial research and development of its products under development and that it will focus primarily on the conduct of clinical trials for Surfaxin(R) indications. The Company expects to continue to expand its research and development activities as a result of its receipt of approximately $17.4 million of net proceeds from its offering completed in March 2000. The Company anticipates the near term acquisition of equipment necessary to manufacture Surfaxin(R). The Company also anticipates the hiring of further personnel to augment the clinical development of Surfaxin(R).

SURFAXIN(R) (lucinactant)

Meconium Aspiration Syndrome (MAS) in full-term infants

The Company recently initiated a pivotal Phase 3 trial in MAS. The trial intends to enroll 200 MAS patients. The Company announced results of a Phase 2 clinical trial in MAS in full-term newborns in February 1999. The 22-patient Phase 2 trial showed an improvement in oxygenation parameters and a three-day savings on mechanical ventilation. An Orphan Products Development Grant awarded to the Company by the United States Food and Drug Administration (the "FDA") Office of Orphan Products Development is expected to contribute significantly towards reducing the costs of this Phase 3 trial. The Company has received Fast Track designation for Surfaxin(R) from the FDA for MAS.

Respiratory Distress Syndrome (RDS) in premature infants

The Company is currently planning to commence a Phase 3 clinical trial of Surfaxin(R) for the treatment of RDS in premature infants during fourth quarter of 2000. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require the approvals by the FDA and/or world health authorities. There can be no assurance as to the receipt or the timing of such approvals.

Acute Lung Injury/Acute Respiratory Distress Syndrome (ALI/ARDS)

A pivotal Phase 2/3 clinical trial of Surfaxin(R) for the treatment of ALI/ARDS was commenced in July 1998. This trial was stopped on January 27, 2000, due to the Company's cash position and so that a new Phase 2 ARDS/ALI trial could be commenced using a new, less viscous formulation of Surfaxin(R). A new Phase 2 trial is currently being planned, which the Company expects to commence following submission of a protocol and subsequent agreement by the FDA. The Company has received Fast Track designation for Surfaxin(R) from the FDA for ARDS.

SUPERVENT(TM) (tyloxapol)

Cystic Fibrosis (CF)

The Company began a Phase 2A clinical trial of SuperVent(TM) for the treatment of CF on August 4, 1999. Preliminary analysis of the data shows that SuperVent(TM) decreased the amount of Interleukin 8 (IL-8) in the sputum of treated patients compared to controls. IL-8 is an important body chemical that causes the migration of inflammatory cells to the site of release. The Phase 2A clinical trial involved 8 patients. An additional Phase 2 trial will likely be required prior to commencement of a Phase 3 trial. Previously, the Company completed a Phase 1 trial in 20 normal healthy volunteers and determined a dose (1.25% tyloxapol concentration) that did not produce significant adverse effects.

Chronic Bronchitis (CB)

The Company plans to investigate the potential clinical application of SuperVent(TM) in CB following its successful Phase 2 trial in CF. A pilot study will be reviewed during 2000.

DSC-103 (Vitamin D analog)

Postmenopausal Osteoporosis

On December 5, 1997, a Phase 1 clinical study of DSC-103 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998, and was successfully completed on June 29, 1998. The Company is discussing with the licensor of DSC-103 the possibility of terminating its license.

Results of Operations

The Company's expenses increased from $3,213,000 in the six months ended June 30, 1999, to $4,501,000 in the six months ended June 30, 2000. The increase was primarily due to a compensation charge of $1,447,000 recorded as a result of the grant of options and the vesting of certain milestone-based employee stock options and an increase in the Company's research and development activities. The Company's total comprehensive net loss increased from $3,151,000 in the six months ended June 30, 1999, to $4,838,000 in the six months ended June 30, 2000. In addition, due to the increase in the weighted average common shares outstanding during the first half of 2000, the Company's net loss per share decreased from $0.51 in 1999 to $0.27 in 2000.

Liquidity

At June 30, 2000, the Company had working capital of $20.9 million. In March 2000, the Company completed a private placement from which it received net proceeds of approximately $17.4 million. The Company believes it has sufficient resources to meet its planned research and development activities through the first quarter of 2002.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES.

In April 2000, the Company issued 713 shares of Common Stock, $.001 par value per share, of the Company in payment of rent.

For the issuance described above, the securities received by investors were deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. Investors in each financing represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. The investors in such financing had adequate access to information about the Company. Moreover, such investors represented to the Company, and the Company believed, that they were experienced in financial matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At an annual meeting of the stockholders of the Company, held on June 16, 2000, the following matters were voted on by the stockholders: (i) the election of six directors and (ii) approval of an amendment to the 1998 Stock Incentive Plan (the "Plan") to increase the number of shares of Common Stock available for issuance under the Plan and to modify the terms of the automatic grants to non-employee Board members.

(i) Election of Directors
                                        For                Withheld
                                     ----------          ------------
Robert J. Capetola, Ph.D.           11,402,869              22,798
Max Link, Ph.D.                     11,380,146              45,521
Herbert H. McDade, Jr.              11,371,946              53,721
Richard G. Power                    11,366,727              58,940
Mark C. Rogers, M.D.                11,415,369              10,298
Marvin E. Rosenthale, Ph.D.         11,414,969              10,698

(ii) Amendment to 1998 Stock Incentive Plan

For               Against                 Abstain
---               -------                 -------
11,022,609        227,022                 176,036

ITEM 5. OTHER INFORMATION.

Form 10-QSB for the quarterly period ended March 31, 2000 was amended August, 2000, to report a restatement of first quarter 2000 financial results. The restatement reports a compensation charge of $812,500 during the first quarter due to the vesting of certain milestone-based options granted to employees. See Form 10-QSB/A for more information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            10.1  Amended and Restated 1998 Stock Incentive Plan.

            27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K:

            1.    None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Discovery Laboratories, Inc.
                                           (Registrant)


Date: August 15, 2000                /s/ Robert J. Capetola, Ph.D.
                                     ------------------------------
                                     Robert J. Capetola, Ph.D.
                                     President/Chief Executive Officer


Date: August 15, 2000                /s/ Evan Myrianthopoulos
                                     ------------------------------
                                     Evan Myrianthopoulos
                                     Vice President, Finance
                                     (Principal Financial Officer)


Date: August 15, 2000                /s/ Cynthia Davis
                                     ------------------------------
                                     Cynthia Davis
                                     Controller
                                     (Principal Accounting Officer)