Form 10QSB
period 2000-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2000-11-14
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

As of November 13, 2000, 20,871,112 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         CONSOLIDATED BALANCE SHEETS --
            As of September 30, 2000 (unaudited) and December 31, 1999 .  Page 3

         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
            For the Three and Nine Months Ended September 30, 2000
            and September 30, 1999 and for the Period from
            May 18, 1993 (Inception) through September 30, 2000 ........  Page 4

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS
            EQUITY (unaudited)-- For the Nine Months Ended
            September 30, 2000 .........................................  Page 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -- For the
            Nine Months Ended September 30, 2000 and September 30,
            1999 and for the Period from May 18, 1993 (Inception)
            through September 30, 2000 .................................  Page 6

         Notes to Financial Statements .................................  Page 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................  Page 7

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings. ................................... Page 10
         Item 2.  Changes in Securities. ............................... Page 10
         Item 3.  Defaults Upon Senior Securities. ..................... Page 10
         Item 4.  Submission of Matters to a Vote of Security Holders... Page 10
         Item 5.  Other Information. ..................................  Page 10
         Item 6.  Exhibits and Reports on Form 8-K. ...................  Page 10

         Signatures ...................................................  Page 11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheets

                                                                                      September 30,    December 31,
                                                                                           2000            1999
                                                                                       ------------    ------------
                                                                                        (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                           $  9,566,000    $  3,547,000
   Marketable securities                                                               $ 10,282,000
   Inventory                                                                                575,000         575,000
   Prepaid expenses and other current assets                                                763,000          66,000
                                                                                       ------------    ------------

        Total current assets                                                             21,186,000       4,188,000

Property and equipment, net of depreciation                                               1,230,000         426,000
Security deposits                                                                             3,000          18,000
                                                                                       ------------    ------------

                                                                                       $ 22,419,000    $  4,632,000
                                                                                       ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                               $    981,000    $    425,000
   Deferred revenue                                                                       1,036,000       1,036,000
   Capitalized lease - current                                                               15,000          15,000
                                                                                       ------------    ------------

      Total current liabilities                                                           2,032,000       1,476,000
                                                                                       ------------    ------------

Capitalized lease - noncurrent                                                               36,000          48,000
                                                                                       ------------    ------------

Stockholders' Equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized:
      Series B convertible; None and 1,530,756 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                                      0           2,000
      Series C redeemable convertible; None and 2,039 shares issued and outstanding
      at September 30, 2000 and December 31, 1999, respectively                                   0       2,481,000
   Common stock, $.001 par value; 35,000,000 authorized; 20,851,112 and
      9,689,240 shares issued and outstanding at September 30, 2000 and December
      31, 1999 respectively                                                                  21,000          10,000
   Treasury stock (at cost; 26,743 and 2,000 shares of common stock at September 30,
      2000 and December 31, 1999, respectively)                                            (213,000)         (5,000)
   Additional paid-in capital                                                            60,500,000      33,749,000
   Unearned portion of compensatory stock options                                          (148,000)        (37,000)
   Accumulated other comprehensive income                                                   125,000
   Deficit accumulated during the development stage                                     (39,934,000)    (33,092,000)
                                                                                       ------------    ------------

        Total stockholders' equity                                                       20,351,000       3,108,000
                                                                                       ------------    ------------

                                                                                       $ 22,419,000    $  4,632,000
                                                                                       ============    ============

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

                                                                                                        May 18, 1993
                                             Three Months Ended              Nine Months Ended          (Inception)
                                                September 30,                  September 30,              Through
                                         ---------------------------    ----------------------------    September 30,
                                             2000           1999            2000            1999            2000
                                         ------------    -----------    ------------    ------------    ------------
Interest                                 $    283,000    $   105,000    $    601,000    $    172,000    $  2,069,000
License Fees                                  (68,000)                       (68,000)
Research Grants and funding                   606,000                        625,000                         762,000
                                         ------------    -----------    ------------    ------------    ------------
                                              821,000        105,000       1,158,000         172,000       2,831,000
                                         ------------    -----------    ------------    ------------    ------------
Expenses:
   Write-off of acquired in-process
       research and development and
       supplies                                                                                           13,508,000
   Research and development                 1,768,000        449,000       3,801,000       2,340,000      16,670,000
   General and administrative                 436,000        378,000       1,791,000       1,700,000       9,404,000
   Compensatory Stock Options                 921,000                      2,368,000                       2,510,000
   Interest                                     1,000                          4,000                          17,000
                                         ------------    -----------    ------------    ------------    ------------
        Total expenses                      3,126,000        827,000       7,964,000       4,040,000      42,109,000
                                         ------------    -----------    ------------    ------------    ------------

                                           (2,305,000)      (722,000)     (6,806,000)     (3,868,000)    (39,278,000)

Minority interest in net loss of
subsidiary                                                                                                    26,000
                                         ------------    -----------    ------------    ------------    ------------

Net loss                                   (2,305,000)      (722,000)     (6,806,000)     (3,868,000)    (39,252,000)

Other comprehensive income:
   Unrealized gain on marketable
   securities available for sale              169,000         (1,000)        125,000          (6,000)        125,000
                                         ------------    -----------    ------------    ------------    ------------

Total comprehensive loss                 $ (2,136,000)   $  (723,000)   $ (6,681,000)   $ (3,874,000)   $(39,127,000)
                                         ============    ===========    ============    ============    ============

Net loss per share - basic and diluted   $      (0.10)   $     (0.09)   $      (0.37)   $      (0.49)
                                         ============    ===========    ============    ============

Weighted average number of common
shares outstanding                         20,837,000      8,415,000      18,120,000       7,945,000
                                         ============    ===========    ============    ============

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
January 1, 2000 through September 30, 2000

                                                                                                      Preferred Stock
                                                                                          ------------------------------------------
                                                    Common Stock       Treasury Stock          Series B              Series C
------------------------------------------------------------------------------------------------------------------------------------
                                                  Shares     Amount   Shares     Amount    Shares      Amount     Shares    Amount
Balance - January 1, 2000                      9,689,240  $ 10,000   (2,000)  $  (5,000) 1,530,756  $    2,000    2,039  $2,481,000

Exercise of Stock Options                        512,059            (31,743)   (245,000)

Common placement warrant conversions              18,232

Preferred placement warrant conversions           18,511

Exercise of Class C & D Warrants               2,536,911     3,000

Series B preferred stock conversions           4,765,631     5,000                      (1,530,756)     (2,000)

Dividend Payable on Series C preferred stock                                                                                 36,000

Series C prefered stock conversions              398,186                                                         (2,039) (2,517,000)

Compensation charge on vesting/exercisability of stock option

Compensatory stock options granted

Common stock issued in payment for services        9,496

Issuance of private placement units            2,902,846     3,000

Unrealized gain on marketable securities available for sale

Treasury Stock Issues in payment for services                         7,000   $  37,000

Net Loss
------------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2000                  20,851,112  $ 21,000  (26,743)  $(213,000)        --          --       --          --
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                 Accumulated
                                                 Additional  Unearned Portion      during       Accumulated Other
                                                  Paid-In     of Compenstory     Development      Comprehensive
                                                  Capital      Stock Options        Stage             Income         Total
Balance - January 1, 2000                        $33,749,000    $ (37,000)      $(33,092,000)      $      --    $  3,108,000

Exercise of Stock Options                            480,000                                                         235,000

Common placement warrant conversions                                                                                      --

Preferred placement warrant conversions                                                                                   --

Exercise of Class C & D Warrants                   3,790,000                                                       3,793,000

Series B preferred stock conversions                  (3,000)                                                             --

Dividend Payable on Series C preferred stock                                         (36,000)                             --

Series C prefered stock conversions                2,517,000                                                              --

Compensation charge on vesting/exercisability
of stock option                                    2,136,000                                                       2,136,000

Compensatory stock options granted                   343,000     (111,000)                                           232,000

Common stock issued in payment for services           47,000                                                          47,000

Issuance of private placement units               17,441,000                                                      17,444,000

Unrealized gain on marketable securities
available for sale                                                                                   125,000         125,000

Treasury Stock Issues in payment for services                                                                         37,000

Net Loss                                                                          (6,806,000)                     (6,806,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2000                     $60,500,000    $(148,000)      $(39,934,000)      $ 125,000    $ 20,351,000
-----------------------------------------------------------------------------------------------------------------------------

See notes to financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                      May 18, 1993
                                                                                                       (Inception)
                                                                            Nine Months Ended            Through
                                                                               September 30,           September 30,
                                                                            2000           1999             2000
                                                                        ------------    -----------    ------------
Cash flows from operating activities:
   Net loss                                                             $ (6,806,000)   $(3,868,000)   $(39,252,000)
   Adjustments to reconcile net loss to net cash used in operating activities
        Write-off of acquired in-process research and development and
           supplies                                                                                      13,508,000
        Write-off of licenses                                                                               683,000
        Depreciation and amortization                                         89,000         60,000         305,000
        Compensatory stock options                                         2,368,000        124,000       2,510,000
        Expenses paid using treasury stock and common stock                   84,000                        162,000
        Changes in:
           Prepaid expenses and other current assets                        (697,000)       137,000        (732,000)
           Accounts payable and accrued expenses                             556,000       (473,000)        848,000
           Deferred revenue                                                                               1,036,000
           Other assets                                                       15,000                         (3,000)
        Expenses paid on behalf of company                                                                   18,000
        Employee stock compensation                                                                          42,000
        Reduction of research and development supplies                                                     (161,000)
                                                                        ------------    -----------    ------------
           Net cash used in operating activities                          (4,391,000)    (4,020,000)    (21,036,000)
                                                                        ------------    -----------    ------------
Cash flows from investing activities:
   Purchase of furniture and equipment                                      (893,000)      (172,000)     (1,439,000)
   Proceeds from disposal of furniture and equipment                                                         25,000
   Acquisition of licenses                                                                                 (711,000)
   Purchase of marketable securities                                     (10,157,000)    (1,000,000)    (31,902,000)
   Proceeds from sale or maturity of investments                                          2,126,000      22,150,000
   Net cash payments on merger                                                                           (1,670,000)
                                                                        ------------    -----------    ------------
           Net cash provided by (used in) investing activities           (11,050,000)       954,000     (13,547,000)
                                                                        ------------    -----------    ------------
Cash flows from financing activities:
   Proceeds from private placements of units, net of expenses             17,444,000      3,273,000      40,166,000
   Purchase of treasury stock                                                                (5,000)        (95,000)
   Principal payments under capital lease obligation                         (12,000)                       (22,000)
   Collections on stock subscriptions and proceeds from conversion of
       stock options and warrants                                          4,028,000         12,000       4,100,000
                                                                        ------------    -----------    ------------
           Net cash (used in) provided by financing activities            21,460,000      3,280,000      44,149,000
                                                                        ------------    -----------    ------------
Net (decrease) increase in cash and cash equivalents                       6,019,000        214,000       9,566,000
Cash and cash equivalents - beginning of period                            3,547,000      1,474,000
                                                                        ------------    -----------    ------------
Cash and cash equivalents - end of period                               $  9,566,000    $ 1,688,000    $  9,566,000
                                                                        ------------    -----------    ------------

Supplementary disclosure of cash flows information:
    Interest Paid:                                                      $      4,000                   $     17,000
Noncash transactions:
   Accrued dividends on preferred stock                                 $     36,000    $   153,000    $    682,000
   Common stock and treasury stock issued in payment for services             84,000         73,000         157,000
   Preferred Stock issued for inventory                                                                     575,000
   Treasury stock received on exercise of options                            245,000                        245,000
   Equipment acquired through capitalized lease                                                              73,000
   Series C preferred stock dividends paid using common stock                                               204,000

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

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its inception and has incurred a cumulative net loss of approximately $39.3 million as of September 30, 2000. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generate revenues and the Company does not expect to achieve product revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for use in critical care hospital settings. The Company is also developing its lead product candidate, Surfaxin(R), for the treatment of various critical care respiratory conditions.

The Company anticipates that during the next 12 months it will conduct substantial research and development on its products. Primary focus will be on the conduct of clinical trials for the Surfaxin(R) indications and on preclinical research related to using Surfaxin(R)-like formulations as an aerosol therapeutic, as well as a platform pulmonary drug delivery technology. The Company expects to continue to expand its research and development activities as a result of its receipt of approximately $17.4 million of net proceeds from its offering completed in March 2000. In anticipation of optimizing the commercial process for Surfaxin(R), the Company is considering the purchase of additional equipment at a cost of approximately $500,000. Since May 2000, the Company has hired approximately 10 additional personnel to expand the late stage clinical development of Surfaxin(R) and anticipates hiring additional personnel to further augment the development of Surfaxin(R) and SuperVent(TM).

In November, the Company established a satellite office in the United Kingdom to manage and oversee its European clinical research programs. In addition, the Company plans to expand its clinical trial capabilities in other parts of the world.

SURFAXIN(R) (lucinactant)

Meconium Aspiration Syndrome (MAS) in full-term infants

The Company recently initiated a pivotal Phase 3 trial in MAS. The trial intends to enroll 200 MAS patients. Results of a Phase 2 clinical trial in MAS in full-term newborns showed an improvement in oxygenation parameters and a savings of approximately three days on mechanical ventilation with the use of Surfaxin(R). An Orphan Products Development Grant awarded to the Company by the United States Food and Drug Administration (the "FDA") Office of Orphan Products Development is expected to contribute towards reducing the costs of this Phase 3 trial. The Company has received Fast Track designation for Surfaxin(R) from the FDA for MAS. The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for MAS.

Respiratory Distress Syndrome (RDS) in premature infants

The Company is currently planning to commence a Phase 3 clinical trial of Surfaxin(R) for the treatment of RDS in premature infants during fourth quarter of 2000. Such trial, and any other clinical trials of the Company's products in development that have not yet commenced, will require clearance by the FDA and/or world health authorities. There can be no assurance as to the receipt or the timing of such clearance.

The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for RDS.

Acute Lung Injury/Acute Respiratory Distress Syndrome (ALI/ARDS)

A pivotal Phase 2/3 clinical trial of Surfaxin(R) for the treatment of ARDS was commenced in July 1998. This trial was stopped on January 27, 2000 due to the Company's cash position and so that a new Phase 2 ARDS/ALI trial could be commenced using a new, less viscous formulation of Surfaxin(R). A new Phase 2 trial is currently being planned, which the Company expects to commence during the fourth quarter of 2000. The Company has received Fast Track designation for Surfaxin(R) from the FDA for ARDS. The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for ARDS.

SUPERVENT(TM) (tyloxapol)

Cystic Fibrosis (CF)

The Company began a Phase 2A clinical trial of SuperVent(TM) for the treatment of CF on August 4, 1999. Analysis of the data shows that SuperVent(TM) significantly decreased the amount of Interleukin 8 (IL-8) in the sputum of treated patients compared to controls. IL-8 is an important body chemical that causes the migration of inflammatory cells to the site of release. The Phase 2A clinical trial involved 8 patients. An additional Phase 2 trial will likely be required prior to commencement of a Phase 3 trial. Previously, the Company completed a Phase 1 trial in 20 normal healthy volunteers and determined a dose (1.25% tyloxapol concentration) that did not produce significant adverse effects.

DSC-103 (Vitamin D analog)

Postmenopausal Osteoporosis

On December 5, 1997 a Phase 1 clinical study of DSC-103 as a once-daily, orally administered drug for the treatment of postmenopausal osteoporosis in the United States was initiated. Part B of such trial was commenced on April 2, 1998 and was successfully completed on June 29, 1998. The Company has recently terminated its license of DSC-103 with the licensor.

Results of Operations

The Company's expenses increased from $4,040,000 in the nine months ended September 30, 1999, to $7,964,000 in the nine months ended September 30, 2000. The increase was primarily due to a compensation charge of $2,368,000 recorded as a result of the grant of options and the vesting of certain milestone-based employee stock options (including 250,000 options whose vesting was accelerated by the Board of Directors) and an increase in the Company's research and development activities. The Company's total comprehensive net loss increased from $3,874,000 in the nine months ended September 30, 1999, to $6,681,000 in the nine months ended September 30, 2000. In addition, due to the increase in the weighted average common shares outstanding during the first nine months of 2000, the Company's net loss per share decreased from $0.49 in 1999 to $0.37 in 2000.

Liquidity

At September 30, 2000, the Company had working capital of $19.2 million. In March 2000, the Company completed a private placement from which it received net proceeds of approximately $17.4 million. The Company believes it has sufficient resources to meet its planned research and development activities through the first quarter of 2002.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

In October 2000, the Company was awarded a $1 million Fast-Track Small Business Innovative Research (SBIR) grant by the US National Institutes of Health (NIH) to develop Surfaxin(R) for asthma, drug delivery, and respiratory distress syndromes.

The Company has decided not to pursue its planned occupation of a building adjacent to its Doylestown, Pennsylvania headquarters that was originally intended for its expanded clinical research activities. The Company has, however, as a lower cost alternative, amended its existing lease agreement in September 2000 to include an additional approximately 4,000 square feet of space immediately adjacent to its offices. The Company sold the adjacent building on October 30, 2000, for approximately $565,000 in cash. After taking into account transaction costs, the proceeds from the sale of the building approximated its purchase price.

Pursuant to its sublicense agreement with Laboratorios Dr. Esteve of Spain, one of Spain's leading pharmaceutical companies, the Company received approximately $600,000 in cash in October 2000 in support of its research and development activities with respect to Surfaxin(R).

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

                                            Discovery Laboratories, Inc.
                                                    (Registrant)

Date: November 14, 2000                     /s/ Robert J. Capetola, Ph.D.
                                            ----------------------------------
                                            Robert J. Capetola, Ph.D.
                                            President/Chief Executive Officer

Date: November 14, 2000                     /s/ Evan Myrianthopoulos
                                            ----------------------------------
                                            Evan Myrianthopoulos
                                            Vice President, Finance
                                            (Principal Financial Officer)

Date: November 14, 2000                     /s/ Cynthia Davis
                                            ----------------------------------
                                            Cynthia Davis
                                            Controller
                                            (Principal Accounting Officer)