Form 10QSB
period 2001-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2001-05-11
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

As of May 7, 2001, 21,173,383 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format: |_| Yes      |X| No

                          DISCOVERY LABORATORIES, INC.

                                Table of Contents

                                                                          Page

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements
           CONDENSED CONSOLIDATED BALANCE SHEETS --
             As of March 31, 2001 (unaudited) and December 31, 2000 ... Page 3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited) --
             For the Three Months Ended March 31, 2001 and 2000
             and
             for the Period from May 18, 1993 (Inception)
             through March 31, 2001 ................................... Page 4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
             For the Three Months Ended March 31, 2001 and 2000
             and
             for the Period from May 18, 1993 (Inception)
             through March 31, 2001 ................................... Page 5

           Notes to Condensed Consolidated Financial Statements
           (unaudited) ................................................ Page 6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................ Page 6

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings .......................................... Page 9
   Item 2. Changes in Securities ...................................... Page 9
   Item 3. Defaults Upon Senior Securities ............................ Page 9
   Item 4. Submission of Matters to a Vote of Security Holders ........ Page 9
   Item 5. Other Information .......................................... Page 9
   Item 6. Exhibits and Reports on Form 8-K ........................... Page 9

   Signatures ......................................................... Page 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets


                                                                                       March 31,        December 31,
                                                                                         2001               2000
                                                                                     ------------       ------------
                                                                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                          $    908,000       $  7,281,000
  Available-for-sale marketable securities                                           $ 14,894,000         11,587,000
  Prepaid expenses and other current assets                                               378,000            149,000
                                                                                     ------------       ------------

      Total current assets                                                             16,180,000         19,017,000

Property and equipment, net of depreciation                                               703,000            697,000
Security deposits                                                                           3,000              3,000
                                                                                     ------------       ------------

                                                                                     $ 16,886,000       $ 19,717,000
                                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                              $  1,689,000       $  2,382,000
  Capitalized lease - current                                                              18,000             17,000
                                                                                     ------------       ------------

    Total current liabilities                                                           1,707,000          2,399,000
                                                                                     ------------       ------------

Deferred revenue                                                                          653,000            851,000
Capitalized lease                                                                          24,000             31,000
                                                                                     ------------       ------------

    Total liabilities                                                                   2,384,000          3,281,000
                                                                                     ------------       ------------

Stockholders' Equity:
  Common stock, $.001 par value; 35,000,000 authorized; 20,875,694 and
    20,871,112 shares issued and outstanding at March 31, 2001 and
    December 31, 2000 respectively                                                         21,000             21,000
  Additional paid-in capital                                                           60,896,000         60,891,000
  Unearned portion of compensatory stock options                                         (274,000)          (347,000)
  Deficit accumulated during the development stage                                    (46,049,000)       (43,989,000)
  Treasury stock (at cost; 26,743 shares of common stock)                                (213,000)          (213,000)
  Accumulated other comprehensive income                                                  121,000             73,000
                                                                                     ------------       ------------

      Total stockholders' equity                                                       14,502,000         16,436,000
                                                                                     ------------       ------------

                                                                                     $ 16,886,000       $ 19,717,000
                                                                                     ============       ============


See notes to condensed consolidated financial statements                  Page 3

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)


                                                                                       May 18, 1993
                                                      Three Months Ended                (inception)
                                                            March 31,                    through
                                                 -------------------------------         March 31,
                                                     2001               2000               2001
                                                 ------------       ------------       ------------
Revenues:
Interest, dividends, and realized gains          $    302,000       $     22,000       $  2,812,000
Research and development collaborative
contracts                                             456,000             19,000          1,402,000
                                                 ------------       ------------       ------------
                                                      758,000             41,000          4,214,000
                                                 ------------       ------------       ------------

Expenses:
  Write-off of acquired in-process research
    and development and supplies                                                         13,508,000
  Research and development                          1,664,000            774,000         21,889,000
  General and administrative                        1,080,000            735,000         11,461,000
  Compensatory stock options                           73,000            813,000          2,730,000
  Interest                                              1,000              2,000             19,000
                                                 ------------       ------------       ------------

      Total expenses                                2,818,000          2,324,000         49,607,000
                                                 ------------       ------------       ------------

                                                   (2,060,000)        (2,283,000)       (45,393,000)

Minority interest in net loss of subsidiary                                                  26,000

                                                 ------------       ------------       ------------
Net loss                                           (2,060,000)        (2,283,000)       (45,367,000)
                                                 ============       ============       ============

Net loss per common share - basic and
diluted                                          $      (0.10)      $      (0.18)
                                                 ============       ============

Weighted average number of common shares
outstanding - basic and diluted                    20,872,000         12,668,000
                                                 ============       ============


See notes to condensed consolidated financial statements                  Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                     May 18,
                                                                                                                      1993
                                                                                       Three Months Ended          (Inception)
                                                                                             March 31,               through
                                                                                   ----------------------------      March 31,
                                                                                       2001            2000            2001
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                                       $ (2,060,000)   $ (2,283,000)   $(45,367,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Write-off of acquired in-process research and development
             and supplies                                                                    --              --      13,508,000
          Write-off of licenses                                                              --              --         683,000
          Depreciation and amortization                                                  47,000          24,000         386,000
          Compensatory stock options                                                     73,000         813,000       2,730,000
          Expenses paid using treasury stock and common stock                             4,000          36,000         166,000
          Loss on sale of property                                                           --              --           4,000
          Changes in:
             Prepaid expenses, inventory and other current assets                      (229,000)        (56,000)        228,000
             Accounts payable and accrued expenses                                     (693,000)        269,000       1,556,000
             Other assets                                                                    --              --          (3,000)
          Proceeds from research and development collaborative agreements                    --              --       1,641,000
          Amortization of deferred revenue                                             (198,000)             --        (988,000)
          Expenses paid on behalf of company                                                 --              --          18,000
          Employee stock compensation                                                        --              --          42,000
          Reduction of research and development supplies                                     --              --        (161,000)
                                                                                   ------------    ------------    ------------
             Net cash used in operating activities                                   (3,056,000)     (1,197,000)    (25,557,000)
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                                  (53,000)        (45,000)     (1,547,000)
    Proceeds from sale of property and equipment                                             --              --         575,000
    Acquisition of licenses                                                                  --              --        (711,000)
    Purchase of marketable securities                                                (3,259,000)             --     (36,518,000)
    Proceeds from sale or maturity of marketable securities                                  --              --      22,150,000
    Net cash payments on merger                                                              --              --      (1,670,000)
                                                                                   ------------    ------------    ------------
             Net cash used in investing activities                                   (3,312,000)        (45,000)    (17,721,000)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of securities, net of expenses                                 1,000      21,290,000      44,312,000
    Purchase of treasury stock                                                               --              --         (95,000)
    Principal payments under capital lease obligation                                    (6,000)         (4,000)        (31,000)
                                                                                   ------------    ------------    ------------
             Net cash (used in) provided by financing activities                         (5,000)     21,286,000      44,186,000
                                                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                                 (6,373,000)     20,044,000         908,000
Cash and cash equivalents - beginning of period                                       7,281,000       3,547,000              --
                                                                                   ------------    ------------    ------------
Cash and cash equivalents - end of period                                          $    908,000    $ 23,591,000    $    908,000
                                                                                   ============    ============    ============

Supplementary disclosure of cash flows information:
    Interest Paid:                                                                 $      1,000           2,000          19,000
Noncash transactions:
    Accrued dividends on Series C preferred stock                                  $         --    $     36,000    $    682,000
    Series C preferred stock dividends paid using common stock                               --              --         204,000
    Preferred Stock issued for inventory                                                     --              --         575,000
    Equipment acquired through capitalized lease                                             --              --          73,000
    Unrealized gain on marketable securities                                             48,000              --         121,000


See notes to condensed consolidated financial statements                  Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

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

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants and the conversion of convertible securities are not included in the calculation of the net loss per share as their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was $2,012,000 and $2,283,000 for the three-month periods ending March 31, 2001 and 2000, respectively.

NOTE 4 - SUBSEQUENT EVENT

In April 2001, the Company received approximately $1 million in proceeds in a private placement sale of 296,560 shares of common stock to a limited partnership. This partnership may be deemed to be a related party, in that one of the partners is a member of the Company's board of directors. Such shares of common stock have not been registered under the Securities Act of 1933 (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act. The investor is entitled to certain registration rights with respect to the resale of the shares of Common Stock issued in the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its inception and has incurred a cumulative net loss of approximately $45.4 million as of March 31, 2001. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generate revenues and the Company does not expect to achieve product revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for use primarily in critical care hospital settings. The Company is developing its lead product candidate, Surfaxin(R) (lucinactant), for the treatment of various critical care respiratory conditions.

The Company anticipates that during the next 12 months it will conduct substantial research and development on its products. The primary focus will be on the conduct of clinical trials for the Surfaxin(R) indications and on preclinical research related to using Surfaxin(R)-like formulations as an aerosol therapeutic, as well as a platform pulmonary drug delivery technology. The Company expects to continue the expansion of its research and development activities as a result of its receipt of approximately $17.5 million of net proceeds from its offering completed in March 2000. In continuation of its expanded research and development efforts, the Company anticipates the near term acquisition of approximately $600,000 of equipment in order to optimize the commercial process for Surfaxin(R) and to scale up the manufacturing process to meet expanded clinical and commercial needs. Since January 1, 2001, the Company has hired six additional personnel due to the expansion of its clinical development efforts regarding Surfaxin(R).

SURFAXIN(R) (lucinactant)

Meconium Aspiration Syndrome (MAS) in full-term infants

The Company commenced enrollment of a pivotal Phase 3 trial in MAS in May of 2000. The Phase 3 trial could enroll up to 200 MAS patients. Results of a Phase 2 clinical trial in MAS in full-term newborns showed an improvement in oxygenation parameters and a savings of approximately three days on mechanical ventilation with the use of Surfaxin(R). An Orphan Products Development Grant awarded to the Company by the United States Food and Drug Administration (the "FDA") Office of Orphan Products Development is expected to contribute towards the cost of this Phase 3 trial. The Company has also received Fast Track designation for Surfaxin(R) from the FDA for MAS. The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for MAS.

Idiopathic Respiratory Distress Syndrome (IRDS) in premature infants

The Company intends to initiate two Phase 3 multinational clinical trials in IRDS during the second quarter of 2001. The IRDS Phase 3 trials will use Surfaxin(R) versus active comparators that will be totally synthetic and/or animal-derived. The Phase 3 trials can be conducted at clinical sites located in North America, Europe and Latin America, and enrollment is expected to commence during the second quarter of 2001. Conditioned upon the successful outcome of such trials, the Company has committed to provide Surfaxin(R) to certain, but limited, Latin American regions that participate in the studies at a significantly reduced cost for a period of up to 10 years following commercialization. Such trials, and any other clinical trials of the Company's products in development that have not yet commenced, will require clearance by the FDA and/or other world health authorities. There can be no assurance as to the receipt or the timing of such clearance.

The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for IRDS.

Acute Respiratory Distress Syndrome/ Acute Lung Injury (ARDS/ALI)

In November 2000, the Company initiated a Phase 2B clinical trial for the treatment of ARDS. This Phase 2B trial is designed in two parts -- Part A is a dose ranging study and Part B will consist of select doses identified in Part A compared to standard of care. Enrollment is expected to commence during the second quarter of 2001. The Company has received Fast Track designation for Surfaxin(R) from the FDA for ARDS. The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for ARDS.

SUPERVENT(TM) (tyloxapol)

Cystic Fibrosis (CF)

The Company began a Phase 2A clinical trial of SuperVent(TM) for the treatment of CF on August 4, 1999. Analysis of the data from this randomized, double-blind, placebo-controlled trial show that SuperVent(TM) significantly decreased the amount of Interleukin 8 (IL-8) in the sputum of treated patients compared to controls. IL-8 is an important body chemical that causes the migration of inflammatory cells to the site of release. The Phase 2A clinical trial involved eight patients. An additional Phase 2 trial will likely be required prior to commencement of a Phase 3 trial. Previously, the Company completed a Phase 1 trial in 20 normal healthy volunteers and determined a dose (1.25% tyloxapol concentration) that did not produce significant adverse effects. In addition, the Company is establishing a development strategy for SuperVentTM to treat certain inflammatory respiratory diseases such as chronic bronchitis.

Results of Operations

The Company's expenses increased from $2,324,000 in the three months ended March 31, 2000, to $2,818,000 in the three months ended March 31, 2001. The increase was primarily due to an increase in the Company's research and development activities. The Company's total comprehensive net loss decreased from $2,283,000 in the three months ended March 31, 2000, to $2,012,000 in the three months ended March 31, 2001. In addition, primarily due to the increase in the weighted average common shares outstanding during the first three months of 2001, the Company's net loss per share decreased from $0.18 in 2000 to $0.10 in 2001.

Liquidity

At March 31, 2001, the Company had working capital of approximately $14.5 million. The Company believes its current working capital is sufficient to meet its planned research and development activities through the first quarter of 2002.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

            None.

      (b) Reports on Form 8-K:

            1. A Form 8-K/A was filed with the Commission on January 8, 2001 and January 9, 2001. Both such amended current reports where amending a Form 8-K filed on December 22, 2000, that reported a change in the Company's certifying accountant.

            2. A Form 8-K was filed with the Commission on March 2, 2001, reporting the Company's proposed plans to conduct a Phase 3 clinical trial of Surfaxin(R) in Latin America for the treatment of IRDS.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Discovery Laboratories, Inc.
                                           (Registrant)

Date: May 11, 2001                   /s/ Robert J. Capetola, Ph.D.
                                     -----------------------------------------
                                     Robert J. Capetola, Ph.D.
                                     President/Chief Executive Officer

Date: May 11, 2001                   /s/ Deni M. Zodda, Ph.D.
                                     -----------------------------------------
                                     Deni M. Zodda, Ph.D.
                                     Sr. Vice President, Business Development
                                     (Principal Financial Officer)

Date: May 11, 2001                   /s/ Cynthia Davis
                                     -----------------------------------------
                                     Cynthia Davis
                                     Controller
                                     (Principal Accounting Officer)