Form 10QSB
period 2001-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2001-08-13
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

As of August 6, 2001, 21,187,810 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                   DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
                          (a development stage company)

                                Table of Contents

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements
         CONDENSED CONSOLIDATED BALANCE SHEETS --
          As of June 30, 2001 (unaudited) and December 31, 2000 ........  Page 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
          For the Three Months Ended June 30, 2001 and 2000; for the Six Months Ended June 30, 2001 and 2000; and for the
          Period from May 18, 1993 (Inception) through June 30, 2001 ...  Page 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
          For the Six Months Ended June 30, 2001 and 2000 and for the Period from May 18, 1993 (Inception) through June 30, 2001 Page 5

         Notes to Condensed Consolidated Financial Statements
          - June 30, 2001 (unaudited) ..................................  Page 6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................  Page 6

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings .............................................  Page 9
 Item 2. Changes in Securities .........................................  Page 9
 Item 3. Defaults Upon Senior Securities ...............................  Page 9
 Item 4. Submission of Matters to a Vote of Security Holders ...........  Page 9
 Item 5. Other Information .............................................  Page 9
 Item 6. Exhibits and Reports on Form 8-K ..............................  Page 9

 Signatures ............................................................ Page 10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                           June 30,      December 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                         (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                              $  3,772,000    $  7,281,000
  Available-for-sale marketable securities                                  9,901,000      11,587,000
  Prepaid expenses and other current assets                                   326,000         149,000
                                                                         ------------    ------------

     Total current assets                                                  13,999,000      19,017,000

Property and equipment, net of depreciation                                   673,000         697,000
Security deposits                                                               3,000           3,000
                                                                         ------------    ------------

                                                                         $ 14,675,000    $ 19,717,000
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                  $  1,072,000    $  2,382,000
  Capitalized lease -- current                                                 18,000          17,000
                                                                         ------------    ------------

     Total current liabilities                                              1,090,000       2,399,000
                                                                         ------------    ------------

Deferred revenue                                                              456,000         851,000
Capitalized lease                                                              21,000          31,000
                                                                         ------------    ------------

     Total liabilities                                                      1,567,000       3,281,000
                                                                         ------------    ------------

Stockholders' Equity:
  Common stock, $.001 par value; 35,000,000 authorized; 21,181,888 and         21,000          21,000
    20,871,112 shares issued and outstanding at June 30, 2001 and
    December 31, 2000 respectively
  Additional paid-in capital                                               62,175,000      60,891,000
  Unearned portion of compensatory stock options                             (319,000)       (347,000)
  Deficit accumulated during the development stage                        (48,404,000)    (43,989,000)
  Treasury stock (at cost; 26,743 shares of common stock)                    (213,000)       (213,000)
  Accumulated other comprehensive (loss) income                              (152,000)         73,000
                                                                         ------------    ------------

     Total stockholders' equity                                            13,108,000      16,436,000
                                                                         ------------    ------------

                                                                         $ 14,675,000    $ 19,717,000
                                                                         ============    ============

See notes to condensed consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                                   May 18, 1993
                                                       Three Months Ended                Six Months Ended          (Inception)
                                                             June 30,                         June 30,               Through
                                                   ----------------------------    ----------------------------      June 30,
                                                       2001            2000            2001            2000            2001
                                                   ------------    ------------    ------------    ------------    ------------
Revenues:
Interest, dividends, and realized gains            $    417,000    $    296,000    $    719,000    $    318,000    $  3,229,000
Research and development collaborative contracts        262,000                         718,000          19,000       1,664,000
                                                   ------------    ------------    ------------    ------------    ------------
                                                        679,000         296,000       1,437,000         337,000       4,893,000
                                                   ------------    ------------    ------------    ------------    ------------

Expenses:
  Write-off of acquired in-process research and
    development and supplies                                                                                         13,508,000
  Research and development                            1,828,000       1,259,000       3,492,000       2,033,000      23,717,000
  General and administrative                            976,000         620,000       2,056,000       1,355,000      12,437,000
  Compensatory stock options                            229,000         634,000         302,000       1,447,000       2,959,000
  Interest                                                1,000           1,000           2,000           3,000          20,000
                                                   ------------    ------------    ------------    ------------    ------------

      Total expenses                                  3,034,000       2,514,000       5,852,000       4,838,000      52,641,000
                                                   ------------    ------------    ------------    ------------    ------------

                                                     (2,355,000)     (2,218,000)     (4,415,000)     (4,501,000)    (47,748,000)

Minority interest in net loss of subsidiary                                                                              26,000

                                                   ------------    ------------    ------------    ------------    ------------
Net loss                                           $ (2,355,000)   $ (2,218,000)   $ (4,415,000)   $ (4,501,000)   $(47,722,000)
                                                   ============    ============    ============    ============    ============

Net loss per common share -
  basic and diluted                                      $(0.11)         $(0.11)         $(0.21)         $(0.27)
                                                         ======          ======          ======          ======

Weighted average number of common
  shares outstanding -
  basic and diluted                                  21,075,000      20,800,000      20,973,000      16,734,000
                                                   ============    ============    ============    ============

See notes to condensed consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                   May 18, 1993
                                                                                                    (Inception)
                                                                         Six Months Ended             through
                                                                              June 30,                June 30,
                                                                        2001            2000            2001
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                          $ (4,415,000)   $ (4,501,000)   $(47,722,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Write-off of acquired in-process research and development              --              --      13,508,000
          and supplies
       Write-off of licenses                                                  --              --         683,000
       Depreciation and amortization                                      91,000          53,000         430,000
       Compensatory stock options                                        302,000       1,447,000       2,959,000
       Expenses paid using treasury stock and common stock                 8,000          40,000         170,000
       Loss on sale of property                                               --              --           4,000
       Changes in:
         Prepaid expenses, inventory and other current assets           (177,000)       (167,000)        280,000
         Accounts payable and accrued expenses                        (1,310,000)        253,000         939,000
         Other assets                                                         --         (51,000)         (3,000)
       Proceeds from research and development collaborative
         agreements                                                           --              --       1,641,000
       Amortization of deferred revenue                                 (395,000)             --      (1,185,000)
       Expenses paid on behalf of company                                     --              --          18,000
       Employee stock compensation                                            --              --          42,000
       Reduction of research and development supplies                         --              --        (161,000)
                                                                    ------------    ------------    ------------

         Net cash used in operating activities                        (5,896,000)     (2,926,000)    (28,397,000)
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                    (67,000)       (156,000)     (1,561,000)
   Proceeds from sale of property and equipment                               --              --         575,000
   Acquisition of licenses                                                    --              --        (711,000)
   Purchase of marketable securities                                  (3,462,000)    (10,082,000)    (36,721,000)
   Proceeds from sale or maturity of marketable securities             4,923,000              --      27,073,000
   Net cash payments on merger                                                --              --      (1,670,000)
                                                                    ------------    ------------    ------------

         Net cash used in investing activities                         1,394,000     (10,238,000)    (13,015,000)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of securities, net of expenses               1,002,000      21,438,000      45,313,000
   Purchase of treasury stock                                                 --              --         (95,000)
   Principal payments under capital lease obligation                      (9,000)         (8,000)        (34,000)
                                                                    ------------    ------------    ------------

         Net cash provided by financing activities                       993,000      21,430,000      45,184,000
                                                                    ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                  (3,509,000)      8,266,000       3,772,000
Cash and cash equivalents - beginning of period                        7,281,000       3,547,000              --
                                                                    ------------    ------------    ------------

Cash and cash equivalents - end of period                           $  3,772,000    $ 11,813,000    $  3,772,000
                                                                    ============    ============    ============

Supplementary disclosure of cash flows information:
   Interest Paid:                                                   $      2,000           3,000          20,000
Noncash transactions:
   Accrued dividends on Series C preferred stock                    $         --    $     36,000    $    682,000
   Series C preferred stock dividends paid using common stock                 --              --         204,000
   Preferred Stock issued for inventory                                       --              --         575,000
   Equipment acquired through capitalized lease                               --              --          73,000
   Unrealized loss on marketable securities                             (225,000)        (44,000)       (152,000)

See notes to condensed consolidated financial statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

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

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was $2,628,000 and $4,640,000 for the three and six months ended June 30, 2001 and $2,262,000 and $4,545,000 for the three and six months ended June 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of pharmaceutical products and technologies. The Company has been unprofitable since its inception and has incurred a cumulative net loss of approximately $47.7 million as of June 30, 2001. The Company expects to incur increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for some or all of its existing products and technologies and other products and technologies that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to discover and develop products, obtain regulatory approval for its proposed products and enter into agreements for product development, manufacturing and commercialization. None of the Company's products currently generate revenue and the Company does not expect to achieve product revenues for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of any of its products or technologies.

The Company is a development stage pharmaceutical company that is focused on developing compounds intended for use primarily in critical care hospital settings. The Company is developing its lead product candidate, Surfaxin(R) (lucinactant), for the treatment of various critical care respiratory conditions.

The Company anticipates that during the next 12 months it will conduct substantial research and development on its products. The primary focus will be on conducting the clinical trials for the Surfaxin(R) indications noted below and on preclinical research related to using various formulations of Surfaxin(R) as an aerosol therapeutic, as well as a platform respiratory drug delivery technology. The Company anticipates the near term acquisition of approximately $600,000 of equipment in order to optimize the manufacturing process for Surfaxin(R) and to scale up the manufacturing process to meet expanded clinical and commercial needs. Since January 1, 2001, the Company has hired six additional personnel due to the expansion of its clinical development efforts regarding Surfaxin(R).

SURFAXIN(R) (lucinactant)

Idiopathic Respiratory Distress Syndrome (IRDS) in premature infants

The Company has recently initiated two Phase 3 multinational clinical trials evaluating Surfaxin(R) for the prevention and treatment of IRDS. The Company considers one of these a landmark Phase 3 trial that is designed to demonstrate the superiority of Surfaxin(R), the Company's humanized, synthesized, peptide-containing surfactant, over currently available surfactant therapies. Approximately 1,500 patients in North and South America as well as Europe will be enrolled in this Phase 3 trial. This pivotal trial is intended, if successful, to provide the basis for marketing authorization applications for Surfaxin(R) with the United States Food and Drug Administration (the "FDA") and worldwide regulatory authorities. The second Phase 3 trial is designed as a supportive trial and compares Surfaxin(R) to another approved animal-derived product. The Company expects to complete recruitment for these trials in mid-2002. Conditioned upon the successful outcome of such trials, the Company has committed to provide Surfaxin(R) to certain, but limited, Latin American regions that participate in the studies at a significantly reduced cost for a period of up to 10 years following commercialization. The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for IRDS.

Meconium Aspiration Syndrome (MAS) in full-term infants

The Company commenced enrollment of a pivotal Phase 3 trial in MAS in May of 2000. The Phase 3 trial is intended to enroll up to 200 MAS patients. Results of a Phase 2 clinical trial in MAS in full-term newborns showed an improvement in oxygenation parameters and a savings of approximately three days on mechanical ventilation with the use of Surfaxin(R) as compared to controls. An Orphan Products Development Grant awarded to the Company by the FDA's Office of Orphan Products Development is expected to contribute towards the cost of this Phase 3 trial. The Company has also received Fast Track designation for Surfaxin(R) from the FDA for MAS. The Company has previously been granted Orphan Drug Status for Surfaxin(R) from the FDA for MAS. In addition, Surfaxin(R) has recently been granted orphan product designation by the European Agency for the Evaluation of Medicinal Products (EMEA). Given the Company's belief in the importance of IRDS to the Company's present development plan, resources have been and may continue to be reallocated from the MAS program to the IRDS program, which could effectively delay the completion of this trial. Given the current circumstances, patient recruitment is expected to be completed in fourth quarter 2002.

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

SUPERVENT(TM) (tyloxapol)

Cystic Fibrosis (CF)

The Company began a Phase 2A clinical trial of SuperVent(TM) for the treatment of CF on August 4, 1999. Analysis of the data from this randomized, double-blind, placebo-controlled trial show that SuperVent(TM) significantly decreased the amount of Interleukin 8 (IL-8) in the sputum of treated patients as compared to controls. IL-8 is an important body chemical that causes the migration of inflammatory cells to the site of release. The Phase 2A clinical trial involved eight patients. An additional Phase 2 trial will likely be required prior to commencement of a Phase 3 trial. Previously, the Company completed a Phase 1 trial in 20 normal healthy volunteers and determined a dose (1.25% tyloxapol concentration) that did not produce significant adverse effects. In addition, the Company is establishing a development strategy for SuperVent(TM) to treat certain inflammatory respiratory diseases such as chronic bronchitis.

Results of Operations

The Company's expenses increased from $4,838,000 in the six months ended June 30, 2000, to $5,852,000 in the six months ended June 30, 2001. The increase was primarily due to an increase in the Company's research and development activities. The Company's total comprehensive net loss slightly increased from $4,545,000 in the six months ended June 30, 2000, to $4,640,000 in the six months ended June 30, 2001. In addition, primarily due to the increase in the weighted average common shares outstanding during the first six months of 2001, the Company's net loss per share decreased from $0.27 in 2000 to $0.21 in 2001.

Liquidity

At June 30, 2001, the Company had working capital of approximately $12.9 million. The Company believes its current working capital is sufficient to meet its planned research and development activities through the third quarter of 2002.

The Company will be required to raise additional capital in order to meet its overall business objectives, and there can be no assurance that it will be successful in doing so or, in general, that the Company will be able to achieve its business objectives.

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

Safe Harbor Statement Under the Private Securities Litigation Act of 1996

Certain statements set forth in this report, including, without limitation, statements concerning the Company's research and development programs and clinical trials, the possibility of submitting regulatory filings for the Company's products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which the Company's existing resources will enable the Company to fund its operations, are forward-looking statements. All such statements involve significant risks and uncertainties. Actual results may differ materially from those contemplated in the forward looking statements as a result of risks and uncertainties, including but not limited to the following: the Company's ability to obtain substantial additional funds; the uncertainties inherent in the process of developing products of the kind being developed by the Company; the Company's ability to establish additional collaborative and licensing arrangements and the degree of success of the Company's collaboration partners; the Company's ability to obtain and maintain all necessary patents or licenses; the Company's ability to demonstrate the safety and efficacy of product candidates and to receive required regulatory approvals; the Company's ability to meet obligations and required milestones under its license agreement; the Company's ability to compete successfully against other products and to market products in a profitable manner; and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At an annual meeting of the stockholders of the Company, held on June 15, 2001, the following matters were voted on by the stockholders: (i) the election of seven directors; (ii) the approval of Ernst and Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2001; and (iii) consideration and approval of an amendment to the 1998 Amended and Restated Stock Incentive Plan (the "Plan") to increase the number of shares of Common Stock available for issuance under the Plan from 3,000,000 to 4,150,000 shares.

(i)   Election of Directors

                                                 For               Withheld
                                                 ---               --------
      Robert J. Capetola, Ph.D.              12,736,888             160,094
      Max Link, Ph.D.                        12,840,361              56,621
      Herbert H. McDade, Jr.                 12,840,261              56,721
      Richard G. Power                       12,840,461              56,521
      Mark C. Rogers, MD                     12,839,711              57,271
      Marvin E. Rosenthale, Ph.D.            12,839,161              57,821
      Mark S. Siegel                         12,839,561              57,421

(ii)  Approval of Independent Auditors

      For               Against                 Abstain
      ---               -------                 -------

      12,844,417        5,666                   46,899

(iii) Amendment to the 1998 Amended and Restated Stock Incentive Plan

      For               Against                 Abstain            Not Voted
      ---               -------                 -------            ---------

      6,240,067         751,335                 41,017             5,864,563

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

            10.1 Amended and Restated 1998 Stock Incentive Plan

      (b) Reports on Form 8-K:

            1. A Form 8-K was filed with the Commission on May 7, 2001, reporting the appointment of Mark S. Siegel to the Board of Directors of the Company and the private placement sale of 296,560 shares of common stock to a limited partnership.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Discovery Laboratories, Inc.
                                               (Registrant)


Date:   August 13, 2001               /s/ Robert J. Capetola, Ph.D.
                                      ------------------------------------------
                                      Robert J. Capetola, Ph.D.
                                      President/Chief Executive Officer


Date:   August 13, 2001               /s/ Deni M. Zodda, Ph.D.
                                      ------------------------------------------
                                      Deni M. Zodda, Ph.D.
                                      Sr. Vice President, Business Development
                                      (Principal Financial Officer)


Date:   August 13, 2001               /s/ Cynthia Davis
                                      ------------------------------------------
                                      Cynthia Davis
                                      Controller
                                      (Principal Accounting Officer)