Form 10KSB/A
period 2000-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2002-01-10
CIK 946486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                   |X| Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                   -------------------------------------------

                 |_| Transition report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number 0-26422
                         ------------------------------

                          DISCOVERY LABORATORIES, INC.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                               94-3171943
(State or other jurisdiction                                  (IRS Employer
     of incorporation)                                    Identification Number)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |_|

State issuer's revenues for its most recent fiscal year. $741,000.

The aggregate market value of all of the registrant's outstanding common stock, par value $0.001 per share 25,546,293 shares, including shares of common stock held by each director and executive officer (as such term is defined in Rule 16a-1(f) of the Exchange Act) and each person who beneficially owns 10% or more of the outstanding shares of common stock) was approximately $95,000,000 computed by reference to the closing price of such common equity on the Nasdaq SmallCap Market on December 31, 2001.

As of December 31, 2001, 20,949,318 shares of the registrant's common stock were outstanding (exclusive of shares of such common stock owned by each director and executive officer (as such term is defined in Rule 16a-1(f) of the Exchange Act) and each person who beneficially owns 10% or more of the outstanding shares of common stock). The aggregate market value of voting and non-voting common equity held by non-affiliates computed by using the closing price of such common equity on the Nasdaq SmallCap Market on December 31, 2001, was approximately $78,000,000. Shares of common stock beneficially owned by each director and executive officer (as such term is defined in Rule 16a-1(f) of the Exchange Act) and each person who beneficially owns 10% or more of the outstanding shares of common stock have been excluded from the calculations set forth in this paragraph in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily conclusive.

Transitional Small Business Disclosure Format: YES |_| NO |X|

This Amendment No. 1 hereby amends Part II, Item 7 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000, by replacing the Consolidated Financial Statements referenced therein with the new Consolidated Financial Statements set forth below in the Index to Consolidated Statements on page F-1. The Consolidated Financial Statements filed herewith are unchanged from those previously filed by the Registrant except for modifications to the predecessor independent auditor's report included therein and solely with respect to such report's reference to the registrant's reporting period from May 18, 1993 (inception) through December 31, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

                                        DISCOVERY LABORATORIES, INC.

Date: January 10, 2002


                                        By: /s/ Robert J. Capetola
                                            ------------------------------------
                                            Robert J. Capetola, Ph.D.
                                            Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Name & Title                      Date
      ---------                     ------------                      ----


/s/ Robert J. Capetola    Robert J. Capetola, Ph.D.
----------------------    Chief Executive Officer               January 10, 2002


/s/ John G. Cooper        John G. Cooper
----------------------    Principal Financial Officer           January 10, 2002


/s/ Cynthia Davis         Cynthia Davis
----------------------    Controller                            January 10, 2002


/s/ Herbert McDade        Herbert McDade, Jr.
----------------------    Chairman of the Board of Directors    January 10, 2002

/s/ Richard Power         Richard Power
----------------------    Director                              January 10, 2002


/s/ Marvin Rosenthale     Marvin Rosenthale
----------------------    Director                              January 10, 2002


/s/ Mark C. Rogers        Mark C. Rogers, M.D.
----------------------    Director                              January 10, 2002


                          Max Link, Ph.D.
----------------------    Director                              January 10, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION

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


                              /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 27, 2001

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Discovery Laboratories, Inc.
Doylestown, Pennsylvania

We have audited Discovery Laboratories, Inc.'s (a development stage company) consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from May 18, 1993 (inception) through December 31, 1999 (from inception through December 1999 not presented seperately herein except for the consolidated statement of changes in stockholders' equity). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Discovery Laboratories, Inc. for the year ended December 31, 1999 and for the period from May 18, 1993 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Richard A. Eisner & Company, LLP
------------------------------------

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