Form 10-Q
period 2002-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2002-05-15
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

                                 (215) 340-4699
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 10, 2002, 26,396,766 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                  DISCOVERY LABORATORIES, INC., AND SUBSIDIARY
                          (a development stage company)

                                Table of Contents


                                                                                                                      Page
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                   CONDENSED CONSOLIDATED BALANCE SHEETS --
                      As of March 31, 2002 (unaudited) and December 31, 2001 .......................................  Page 4

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
                      For the Three Months Ended March 31, 2002 and 2001; and
                      for the Period from May 18, 1993 (Inception) through March 31, 2002 ..........................  Page 5

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
                      For the Three Months Ended March 31, 2002 and 2001; and
                      for the Period from May 18, 1993 (Inception) through March 31, 2002 ..........................  Page 6

                   Notes to Condensed Consolidated Financial Statements --
                      March 31, 2002 (unaudited) ...................................................................  Page 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ......................................................................................  Page 8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......................................  Page 20

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings. ...............................................................................  Page 21
         Item 2.  Changes in Securities. ...........................................................................  Page 21
         Item 3.  Defaults Upon Senior Securities. .................................................................  Page 21
         Item 4.  Submission of Matters to a Vote of Security Holders. .............................................  Page 21
         Item 5.  Other Information. ...............................................................................  Page 21
         Item 6.  Exhibits and Reports on Form 8-K. ................................................................  Page 21

         Signatures ................................................................................................  Page 22

Unless the context otherwise requires, all references to "we," "us," "our," and the "Company" include Discovery Laboratories, Inc. ("Discovery"), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Safe Harbor Statement Under the Private Securities Litigation Act of 1996

Certain statements set forth in this report and those incorporated by reference herein which are not historical, including, without limitation, statements concerning our research and development programs and clinical trials, the possibility of submitting regulatory filings for our products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which our existing resources will enable the Company to fund its operations, constitute "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the inherent risks and uncertainties in developing products of the type we are developing; possible changes in our financial condition; the progress of our research and development (including the risk that our lead product candidate, Surfaxin(R), will not prove to be safe or useful for the treatment of certain indications); the impact of development of competing therapies and/or technologies by other companies; our ability to obtain additional required financing to fund our research programs; our ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with us; the results of clinical trials being conducted by us; the progress of the FDA approvals in connection with the conduct of our clinical trials and the marketing of our products; the additional cost and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; and the other risks and certainties detailed in Item 2:
"Management's Discussion and Analysis" and in the documents incorporated by reference in this report.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                                  March 31,      December 31,
                                                                                    2002           2001
                                                                                ------------    ------------
                                                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                    $  5,515,000    $  3,758,000
   Available-for-sale marketable securities                                       11,953,000      12,938,000
   Note receivable - current                                                           2,000           2,000
   Prepaid expenses and other current assets                                       1,272,000       1,580,000
                                                                                ------------    ------------
        Total current assets                                                      18,742,000      18,278,000

Property and equipment, net of accumulated depreciation                              898,000         822,000
Note receivable                                                                      197,000         197,000
Other assets                                                                         414,000         768,000
                                                                                ------------    ------------
                                                                                $ 20,251,000    $ 20,065,000
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                        $  1,475,000    $  1,750,000
   Capitalized lease - current                                                        45,000          44,000
                                                                                ------------    ------------
      Total current liabilities                                                    1,520,000       1,794,000
                                                                                ------------    ------------
Deferred revenue                                                                   2,212,000         615,000
Capitalized lease                                                                     21,000          33,000
                                                                                ------------    ------------
      Total liabilities                                                            3,753,000       2,442,000
                                                                                ------------    ------------
Stockholders' Equity:
   Common stock, $.001 par value; 35,000,000 authorized; 26,396,766 and
      25,546,293 shares issued and outstanding at March 31, 2002 and December
      31, 2001, respectively                                                          26,000          26,000
   Additional paid-in capital                                                     75,475,000      73,163,000
   Unearned portion of compensatory stock options                                   (210,000)       (264,000)
   Deficit accumulated during the development stage                              (58,505,000)    (55,135,000)
   Treasury stock (at cost; 38,243 shares of common stock)                          (239,000)       (239,000)
   Accumulated other comprehensive income                                            (49,000)         72,000
                                                                                ------------    ------------
        Total stockholders' equity                                                16,498,000      17,623,000
                                                                                ------------    ------------
                                                                                $ 20,251,000    $ 20,065,000
                                                                                ============    ============

See notes to condensed consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                     May 18, 1993
                                                           Three Months Ended         (Inception)
                                                                March 31,               Through
                                                     ----------------------------      March 31,
                                                          2002            2001           2002
                                                     ------------    ------------    ------------
Revenues:
Research and development collaborative contracts          237,000         456,000       2,295,000
                                                     ------------    ------------    ------------
Expenses:
   Write-off of acquired in-process research and
      development and supplies                                 --              --      13,508,000
   Research and development                             2,605,000       1,762,000      31,058,000
   General and administrative                           1,132,000       1,055,000      19,016,000
                                                     ------------    ------------    ------------
        Total expenses                                  3,737,000       2,817,000      63,582,000
                                                     ------------    ------------    ------------
Operating loss                                         (3,500,000)     (2,361,000)    (61,287,000)

Other income and expense:
   Interest income, dividends, realized gains, and
      other income                                        160,000         302,000       3,512,000
   Minority interest in net loss of subsidiary                 --              --          26,000
   Interest expense                                       (30,000)         (1,000)        (74,000)
                                                     ------------    ------------    ------------
Net loss                                             $ (3,370,000)   $ (2,060,000)   $(57,823,000)
                                                     ============    ============    ============

Net loss per common share -
    basic and diluted                                $      (0.13)   $      (0.10)
                                                     ============    ============

Weighted average number of common shares
    outstanding -
    basic and diluted                                  25,833,880      20,871,567
                                                     ============    ============

See notes to condensed consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                        May 18, 1993
                                                                                                        (Inception)
                                                                                Three Months Ended        through
                                                                                     March 31,            March 31,
                                                                              2002           2001          2002
                                                                          -----------    -----------    ------------
Cash flows from operating activities:
   Net loss                                                               $(3,370,000)   $(2,060,000)   $(57,823,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Write-off of acquired in-process research and development and
           supplies                                                                --             --      13,508,000
        Write-off of licenses                                                      --             --         683,000
        Depreciation and amortization                                          61,000         47,000         605,000
        Compensatory stock options                                             54,000         73,000       3,228,000
        Expenses paid using treasury stock and common stock                    26,000          4,000         230,000
        Loss on sale of property                                                   --             --           4,000
        Changes in:
           Prepaid expenses, inventory and other current assets               308,000       (229,000)       (111,000)
           Accounts payable and accrued expenses                             (275,000)      (693,000)      1,342,000
           Other assets                                                        28,000             --           7,000
        Proceeds from research and development collaborative agreements     1,833,000             --       3,474,000
        Amortization of deferred revenue                                     (237,000)      (198,000)     (1,818,000)
        Expenses paid on behalf of company                                         --             --          18,000
        Employee stock compensation                                                --             --          42,000
        Reduction of research and development supplies                             --             --        (161,000)
                                                                          -----------    -----------    ------------
           Net cash used in operating activities                           (1,572,000)    (3,056,000)    (36,772,000)
                                                                          -----------    -----------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                        (137,000)       (53,000)     (1,888,000)
   Proceeds from sale of property and equipment                                    --             --         575,000
   Loan from related party                                                         --             --        (200,000)
   Related party loan payments received                                            --             --           1,000
   Acquisition of licenses                                                         --             --        (711,000)
   Purchase of marketable securities                                       (2,136,000)    (3,259,000)    (46,071,000)
   Proceeds from sale or maturity of marketable securities                  3,000,000             --      34,474,000
   Net cash payments on merger                                                     --             --      (1,670,000)
                                                                          -----------    -----------    ------------
           Net cash provided by (used in) investing activities                727,000     (3,312,000)    (15,490,000)
                                                                          -----------    -----------    ------------

Cash flows from financing activities:
   Proceeds from issuance of securities, net of expenses                    2,613,000          1,000      57,957,000
   Purchase of treasury stock                                                      --             --        (121,000)
   Principal payments under capital lease obligation                          (11,000)        (6,000)        (59,000)
                                                                          -----------    -----------    ------------
           Net cash provided by  (used in) financing activities             2,602,000         (5,000)     57,777,000
                                                                          -----------    -----------    ------------
Net increase (decrease) in cash and cash equivalents                        1,757,000     (6,373,000)      5,515,000
Cash and cash equivalents - beginning of period                             3,758,000      7,281,000              --
                                                                          -----------    -----------    ------------
Cash and cash equivalents - end of period                                 $ 5,515,000    $   908,000    $  5,515,000
                                                                          ===========    ===========    ============

Supplementary disclosure of cash flows information:
    Interest Paid:                                                        $    30,000    $     1,000    $     74,000
Noncash transactions:
   Class H warrants issued/revalued                                       $  (326,000)   $        --    $    442,000
   Accrued dividends on Series C preferred stock                          $        --    $        --    $    682,000
   Series C preferred stock dividends paid using common stock                      --             --         204,000
   Preferred Stock issued for inventory                                            --             --         575,000
   Equipment acquired through capitalized lease                                    --             --         125,000
   Unrealized gain (loss) on marketable securities                           (121,000)        48,000         (49,000)
   Common stock and treasury stock issued in payment of services                   --             --          73,000

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company"), is a development stage specialty pharmaceutical company leveraging its platform technology in humanized lung surfactants to develop novel respiratory therapies and pulmonary drug delivery products. Surfactants are produced naturally in the lungs and are essential to the lungs' ability to absorb oxygen.

The Company's humanized surfactant technology is being developed initially for critical care patients with life-threatening respiratory disorders where there are few, if any, approved therapies. These severe respiratory disorders generally are associated with a lack of functional surfactant. The Company's lead product, Surfaxin, is an engineered humanized surfactant and is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants (RDS), a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants (MAS), and a Phase 2 clinical trial for Acute Lung Injury/Acute Respiratory Distress Syndrome in adults (ALI/ARDS).

The Company is also performing research and development of aerosolized formulations of its humanized surfactant technology to treat respiratory conditions such as asthma and as a novel pulmonary drug delivery vehicle to render drugs more effective when delivered to or via the respiratory tract.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

Certain prior year balances have been reclassed to conform with the current presentation. The reclassification had no effect on net income.

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants and the conversion of convertible securities are not included in the calculation of the net loss per share as their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was approximately $3,491,000 for the three months ended March 31, 2002, and approximately $2,012,000 for the three months ended March 31, 2001, respectively.

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

We are presently developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp. to commercialize Surfaxin in the United States. We have expanded our relationship with Laboratorios del Dr. Esteve, S.A., by entering entered into a strategic alliance with Esteve Laboratorios del Dr. Esteve, S.A., to commercialize Surfaxin in Europe, Central and South America, and Mexico. In the non-critical care, ambulatory markets, we plan to establish strategic alliances for the development and commercialization of our products.

Since our inception, we have incurred significant losses and, as of March 31, 2002, had a deficit accumulated during the development stage of approximately $57.8 million (including historical results of predecessor companies). Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses, rents and general corporate activities.

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

      (ii) invest in additional manufacturing capability in anticipation of optimizing the production process for Surfaxin and to allow scale up of the manufacturing process to meet our clinical and commercial needs as they expand.

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

In March 2002, we expanded our existing alliance with Esteve to develop, market and sell Surfaxin throughout Europe, Central and South America, and Mexico. In connection with this new Esteve collaboration, Esteve purchased $4 million of common stock (at a 50% premium over the average closing price for the 30 days prior to the closing date) and paid us a non-refundable licensing fee of $500,000. Esteve agreed to provide certain commercialization services for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients. We have agreed to an exclusive supply agreement which provides that Esteve will purchase from us all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve has also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for the Acute Lung Injury/Acute Respiratory Distress Syndrome indications. Esteve also agreed to make certain milestone payments to us upon the attainment of European marketing regulatory approval of Surfaxin. The license fees (including the premium paid for common stock) has been accounted for as deferred revenue and will be recognized as revenue using a straight line method through the anticipated date of FDA approval for the first Surfaxin neonatal indication.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through March 31, 2002, we have had no revenues from any product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through March 31, 2002, we had not generated taxable income. At December 31, 2001, net operating losses available to offset future taxable income for Federal tax purposes were approximately $47.5 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under
Section 382 of the Internal Revenue Code. In addition, as of December 31, 2001, we had a research and development tax credit carryforward of $846,000. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

Results of Operations

Net loss for the three months ended March 31, 2001 was 3,370,000 or $0.13 per common share and for the quarter ended March 31, 2001, was $2,060,000, or $0.10 per common share. The increase was primarily due to an increase in our research and development activities.

Revenues from research and development collaborative contracts were $237,000 and $456,000 for the three months ended March 31, 2002, and March 31, 2001, respectively. Such revenues are related to research and development funding received in connection with our strategic alliance with Esteve.

Research and development expenses increased to $2,605,000 for the first quarter of 2002, as compared to $1,762,000 for the same period of 2001. This increase primarily reflects clinical trial costs incurred for the Company's lead product, Surfaxin, currently in three Phase 3 trials and one Phase 2 trial.

General and administrative expenses increased to $1,132,000 for the first quarter of 2002, as compared to $1,055,000 for the same period of 2001. General and administrative expenses consist primarily of the costs of executive management, financial and accounting, business development, legal, human resources, facility and other administrative costs. Included in general and administrative costs for the first quarter of 2002 is approximately $250,000 for pre-launch commercialization activities (market research and analysis) for Surfaxin conducted in connection with a collaboration arrangement with Quintiles.

Interest income: Interest income decreased to $160,000 for the quarter ended March 31, 2002, from $302,000 for the quarter ended March 31, 2001. Interest income decreased due to a decline in interest rates during the quarter ended March 31, 2002 as compared to the same period of 2001.

Liquidity and Capital Resources

As of March 31, 2002, we had working capital of approximately $17.2 million as compared to the working capital of approximately $16.5 million we had as of December 31, 2001. The increase in working capital is due to funds received in connection with the expansion, in March 2002, of our existing alliance with Esteve. We believe our current working capital is sufficient to meet our planned research and development activities into the second quarter of 2003. We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development.

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

Interest on amounts advanced under the credit facility will be payable quarterly in arrears. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. As of March 31, 2002, no amounts were outstanding under the credit facility. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles and anticipate using this credit facility to fund approximately $250,000 of market research and analysis costs incurred in the first quarter of 2002.

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

Historically, the Company's working capital has been provided from the proceeds of private financings:

Pursuant to the collaboration arrangement we entered into with Esteve on March 6, 2002, we issued 821,862 shares of common stock to Esteve at a purchase price equal to $4.867 per share and received a licensing fee of $500,000, for approximate aggregate proceeds of $4.5 million.

Pursuant to the collaboration arrangement we entered into with Quintiles and PharmaBio on December 10, 2001, we issued to PharmaBio, for approximate net aggregate proceeds of $2.7 million: (i) 791,905 shares of common stock at a price equal to $3.79 per share; and (ii) Class G warrants to purchase 357,143 shares of common stock at an exercise price equal to $3.485 per share. The Class G warrants have a ten-year term.

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

We are a development stage company. Therefore, you must evaluate us in light of the uncertainties and complexities present in a development stage biotechnology company. We are conducting research and development on our product candidates. As a result, we have not begun to market or generate revenues from the commercialization of any of these products. To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of March 31, 2002, we have incurred a deficit accumulated during the development stage of approximately $57.8 million, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

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

However, we have not entered into arrangements to obtain any additional financing, except for the credit facility with PharmaBio Development Inc., a subsidiary of Quintiles. Any additional financing could include unattractive terms or result in significant dilution of stockholders' interests and share prices may decline. If we fail to enter into collaborative ventures or to receive additional funding, we may have to delay, scale back or discontinue our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. Furthermore, we could cease to qualify for listing of our securities on the NASDAQ SmallCap Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See "Risks Related to Our Business-The market price of our stock may be adversely affected by market volatility."

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

Clinical trials generally take two to five years or more to complete, and, accordingly, our first product is not expected to be commercially available in the United States until at least 2004, and our other product candidates will take longer. The FDA has notified us that two of our intended indications for Surfaxin, Meconium Aspiration Syndrome in full-term infants and Acute Respiratory Distress Syndrome in adults, have been granted designation as "fast track" products under provisions of the Food and Drug Administration Modernization Act of 1997, and the FDA has awarded us an Orphan Products Development Grant to support our development of Surfaxin for the treatment of Meconium Aspiration Syndrome. Fast Track Status does not accelerate the clinical trials nor does it mean that the regulatory requirements are less stringent. The Fast Track Status provisions are designed to shorten the waiting period between the time the New Drug Application is filed and the FDA's review of such application for new drugs intended to treat serious or life-threatening conditions. The FDA generally will review the New Drug Application for a drug granted Fast Track Status within six months instead of the typical one to three years. Our products may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

Our strategy for the completion of the required development and clinical testing of our products and for the manufacturing, marketing and commercialization of our products, in many cases, depends upon entering into collaboration arrangements with pharmaceutical companies to market, commercialize and distribute our products. On March 6, 2002, we expanded our relationship with Laboratorios Del Dr. Esteve, S.A., by entering into a collaboration arrangement with Esteve for Surfaxin covering all of Europe, Central America and South America, and Mexico. Esteve will be responsible for the marketing of Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants, and Acute Lung Injury/Acute Respiratory Distress Syndrome in adults. Esteve will also be responsible for the sponsorship of certain clinical trial costs related to obtaining European Medicines Evaluation Agency approval for the commercialization of Surfaxin in Europe for the Acute Lung Injury/Acute Respiratory Distress Syndrome indications. We will be responsible for the remainder of the regulatory activities relating to Surfaxin, including with respect to European Medicines Evaluation Agency filings.

On December 10, 2001, we entered into an exclusive collaboration arrangement in the United States with Quintiles, and its affiliate, PharmaBio, to commercialize, sell and market Surfaxin in the United States for indications of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants. As part of our collaboration with Quintiles, Quintiles will build a sales force solely dedicated to the sale of Surfaxin upon the approval of a New Drug Application for either of the two indications. If Quintiles and we fail to devote appropriate resources to commercialize, sell and market Surfaxin, sales of Surfaxin could be reduced. As part of the collaboration, PharmaBio is obligated to provide us with certain financial assistance in connection with the commercialization of Surfaxin, including, but not limited to, a secured, revolving credit facility for at least $8.5 million which may be increased to $10 million. A failure by us to repay amounts outstanding under the credit facility would have a material adverse effect on us. To obtain the benefits of such financing, we are obligated to meet certain development and performance milestones. The failure by us to meet the milestones, our failure to meet other terms and conditions of the financing leading to PharmaBio's termination thereof or the failure of PharmaBio to fulfill its obligation to partially fund the commercialization of Surfaxin, may affect our ability to successfully market Surfaxin.

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

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson, Inc., and Ortho Pharmaceutical Corporation which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2017. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also "Risks Related to Our Business-If we cannot meet requirements under our license agreements, we could lose the rights to our products."

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

We do not have marketing, sales or distribution experience or marketing or sales personnel. As a result, we will depend on our collaboration with Quintiles for the marketing and sales of Surfaxin for indications of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants in the United States and with Esteve for the marketing and sales of Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients in all of Europe, Central America and South America, and Mexico. See "Risks Related to Our Business-Our strategy, in many cases, is to enter into collaboration agreements with third parties with respect to our products and we may require additional collaboration agreements. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products." If we do not develop a marketing and sales force of our own, then we will depend on arrangements with corporate partners or other entities for the marketing and sale of our remaining products.

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

As of March 31, 2002, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 24% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

--    new accounting standards; and

-- the occurrence of any of the risks described in these "Management's Discussion and Analysis-Risks Related to Our Business."

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the 3-month period ended March 31, 2002, the price of our common stock has ranged from $4.19 to $2.70. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 3-month period ending March 31, 2002, the average daily trading volume in our common stock was 31,225 shares and the average number of transactions per day was approximately 42. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

In addition, we may not be able to continue to adhere to the strict listing criteria of the SmallCap Market. If our common stock were no longer listed on the SmallCap Market, investors might only be able to trade in the over-the-counter market in the Pink Sheets(R) (a quotation medium operated by the National Quotation Bureau, LLC) or on the OTC Bulletin Board(R) of the National Association of Securities Dealers, Inc. This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of March 31, 2002, we had 26,396,766 shares of common stock outstanding. In addition, as of March 31, 2002, up to approximately 8,268,000 shares of our common stock were issuable on exercise of outstanding options and warrants.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. We place our investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. We currently do not hedge interest rate or currency exchange exposure. We classify highly liquid investments purchased with a maturity of three months or less as "cash equivalents" and commercial paper and fixed income mutual funds as "available for sale securities." Fixed income securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGE IN SECURITIES.

On March 6, 2002, we sold 821,862 shares of our common stock, par value $.001 per share, to Esteve raising $4 million in gross proceeds in connection with the collaboration arrangement with Esteve. After payment of fees and associated expenses, the Company intends to use the net proceeds for working capital and general corporate purposes, including further development of Surfaxin and its platform technology, based on humanized lung surfactants, in an effort to develop potential novel respiratory therapies, such as an aerosol spray for the treatment of asthma, and pulmonary drug delivery products with the potential to deliver other pharmaceutical products to the lungs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

      None.

      (b) Reports on Form 8-K:

      A Current Report on Form 8-K was filed on March 8, 2002, reporting our collaboration with Esteve.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Discovery Laboratories, Inc.
                                (Registrant)


Date:   May 14, 2002   /s/ Robert J. Capetola
                       --------------------------------------------------------
                       Robert J. Capetola, Ph.D.
                       President/Chief Executive Officer


Date:   May 14, 2002   /s/ John G. Cooper
                       --------------------------------------------------------
                       John G. Cooper
                       Sr. Vice President, Chief Financial Officer
                       (Principal Financial Officer)


Date:   May 14, 2002   /s/ Cynthia Davis
                       --------------------------------------------------------
                       Cynthia Davis
                       Vice President, Administrative Operations and Controller
                       (Principal Accounting Officer)