Form 10-Q
period 2002-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2002-08-14
CIK 946486

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2002, 26,452,166 shares of Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format: |_| Yes  |X| No

                  DISCOVERY LABORATORIES, INC., AND SUBSIDIARY
                          (a development stage company)

                                Table of Contents

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
             CONDENSED CONSOLIDATED BALANCE SHEETS --
               As of June 30, 2002 (unaudited) and December 31, 2001 ....Page 4

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited) --
               For the Three Months Ended June 30, 2002 and 2001; for
               the Six Months Ended June 30, 2002 and 2001; and
               for the Period from May 18, 1993 (Inception) through
               June 30, 2002 ............................................Page 5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (unaudited) --
               For the Six Months Ended June 30, 2002 and 2001; and
               for the Period from May 18, 1993 (Inception) through
               June 30, 2002 ............................................Page 6

             Notes to Condensed Consolidated Financial Statements
               -- June 30, 2002 (unaudited) .............................Page 7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................Page 8

    Item 3.  Disclosures about Market Risk ..............................Page 21

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings. .........................................Page 22
    Item 2.  Changes in Securities. .....................................Page 22
    Item 3.  Defaults Upon Senior Securities. ...........................Page 22
    Item 4.  Submission of Matters to a Vote of Security Holders. .......Page 22
    Item 5.  Other Information. .........................................Page 22
    Item 6.  Exhibits and Reports on Form 8-K. ..........................Page 22

    Signatures ..........................................................Page 23

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                                    June 31,       December 31,
                                                                                      2002             2001
                                                                                  (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                   $  2,901,000     $  3,758,000
      Available-for-sale marketable securities                                      10,692,000       12,938,000
      Note receivable - current                                                          2,000            2,000
      Prepaid expenses and other current assets                                      1,601,000        1,580,000
                                                                                  ------------     ------------
           Total current assets                                                     15,196,000       18,278,000

Property and equipment, net of accumulated depreciation                                987,000          822,000
Note receivable                                                                        196,000          197,000
Other assets                                                                            99,000          768,000
                                                                                  ------------     ------------
                                                                                  $ 16,478,000     $ 20,065,000
                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                       $  1,670,000     $  1,750,000
      Capitalized lease - current                                                       46,000           44,000
                                                                                  ------------     ------------
           Total current liabilities                                                 1,716,000        1,794,000

Deferred revenue                                                                     1,901,000          615,000
Other liabilities                                                                      400,000             --
Capitalized lease                                                                        9,000           33,000
                                                                                  ------------     ------------
           Total liabilities                                                         4,026,000        2,442,000

Stockholders' Equity:
      Common stock, $.001 par value; 60,000,000 authorized; 26,406,766 and 25,546,293 shares issued and outstanding at June 30, 2002
           and December 31, 2001, respectively                                          26,000           26,000
      Additional paid-in capital                                                    75,469,000       73,163,000
      Unearned portion of compensatory stock options                                   (95,000)        (264,000)
      Deficit accumulated during the development stage                             (62,792,000)     (55,135,000)
      Treasury stock (at cost; 38,243 shares of common stock)                         (239,000)        (239,000)
      Accumulated other comprehensive income                                            83,000           72,000

           Total stockholders' equity                                               12,452,000       17,623,000
                                                                                  ------------     ------------
                                                                                  $ 16,478,000     $ 20,065,000
                                                                                  ============     ============

See notes to condensed consolidated financial statements                 Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                                        May 18, 1993
                                                        Three Months Ended                 Six Months Ended              (inception)
                                                              June 30,                          June 30,                   through
                                                   -----------------------------     -----------------------------         June 30,
                                                        2002             2001             2002             2001             2002
                                                   ------------     ------------     ------------     ------------     ------------
Revenues:
Research and development
     collaborative contracts                       $    783,000     $    262,000     $  1,020,000     $    718,000     $  3,078,000
                                                   ------------     ------------     ------------     ------------     ------------

Expenses:
     Write-off of acquired in-process
          research and development
          and supplies                                     --               --               --               --         13,508,000
     Research and development                         3,721,000        2,049,000        6,326,000        3,811,000       34,696,000
     General and administrative                       1,538,000          984,000        2,670,000        2,039,000       20,637,000
                                                   ------------     ------------     ------------     ------------     ------------
         Total expenses                               5,259,000        3,033,000        8,996,000        5,850,000       68,841,000
                                                   ------------     ------------     ------------     ------------     ------------

Operating loss                                       (4,476,000)      (2,771,000)      (7,976,000)      (5,132,000)     (65,763,000)

Other income and expense:
     Interest income, dividends, realized
          gains, and other income                       191,000          417,000          351,000          719,000        3,703,000
     Minority interest in net loss of subsidiary           --               --               --               --             26,000
     Interest expense                                    (2,000)          (1,000)         (32,000)          (2,000)         (76,000)
                                                   ------------     ------------     ------------     ------------     ------------
Net loss                                           $ (4,287,000)    $ (2,355,000)    $ (7,657,000)    $ (4,415,000)    $(62,110,000)
                                                   ============     ============     ============     ============     ============

Net loss per common share -
     basic and diluted                             $      (0.16)    $      (0.11)    $      (0.29)    $      (0.21)

Weighted average number of common
     shares outstanding -
     basic and diluted                               26,394,013       21,075,269       26,113,947       20,973,418


See notes to condensed consolidated financial statements                 Page 5

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                         May 18, 1993
                                                                             Six Months Ended             (inception)
                                                                                 June 30,                   through
                                                                       -----------------------------        June 30,
                                                                           2002              2001            2002
                                                                       ------------     ------------     ------------
Cash flows from operating activities:
    Net loss                                                           $ (7,657,000)    $ (4,415,000)    $(62,110,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
         Write-off of acquired in-process research
              and development and supplies                                     --               --         13,508,000
         Write-off of licenses                                                 --               --            683,000
         Depreciation and amortization                                      145,000           91,000          689,000
         Compensatory stock options                                         169,000          302,000        3,343,000
         Expenses paid using treasury stock and common stock                 26,000            8,000          230,000
         Loss on sale of property                                              --               --              4,000
         Changes in:                                                                            --
             Prepaid expenses, inventory and other current assets           (21,000)        (177,000)        (440,000)
             Accounts payable and accrued expenses                          (80,000)      (1,310,000)       1,537,000
             Other liabilities                                              400,000             --            400,000
             Other assets                                                    (2,000)            --            (23,000)
         Proceeds from research and development
              collaborative agreements                                      500,000             --          1,855,000
         Premium on sale of common stock
              recorded as additional deferred revenue                     1,333,000             --          1,619,000
         Amortization of deferred revenue                                  (547,000)        (395,000)      (2,128,000)
         Expenses paid on behalf of company                                    --               --             18,000
         Employee stock compensation                                           --               --             42,000
         Reduction of research and development supplies                        --               --           (161,000)
                                                                       ------------     ------------     ------------
             Net cash used in operating activities                       (5,734,000)      (5,896,000)     (40,934,000)
                                                                       ------------     ------------     ------------

Cash flows from investing activities:
    Purchase of property and equipment                                     (282,000)         (67,000)      (2,033,000)
    Proceeds from sale of property and equipment                               --               --            575,000
    Loan from related party                                                    --               --           (200,000)
    Related party loan payments received                                      1,000             --              2,000
    Acquisition of licenses                                                    --               --           (711,000)
    Purchase of marketable securities                                    (5,243,000)      (3,462,000)     (49,178,000)
    Proceeds from sale or maturity of marketable securities               7,500,000        4,923,000       38,974,000
    Net cash payments on merger                                                --               --         (1,670,000)
                                                                       ------------     ------------     ------------
             Net cash provided by (used in) investing activities          1,976,000        1,394,000      (14,241,000)
                                                                       ------------     ------------     ------------

Cash flows from financing activities:
    Proceeds from issuance of securities, net of expenses                 2,923,000        1,002,000       58,267,000
    Purchase of treasury stock                                                 --               --           (121,000)
    Principal payments under capital lease obligation                       (22,000)          (9,000)         (70,000)
                                                                       ------------     ------------     ------------
             Net cash provided by (used in) financing activities          2,901,000          993,000       58,076,000
                                                                       ------------     ------------     ------------
Net increase  (decrease) in cash and cash equivalents                      (857,000)      (3,509,000)       2,901,000
Cash and cash equivalents - beginning of period                           3,758,000        7,281,000             --
                                                                       ------------     ------------     ------------
Cash and cash equivalents - end of period                              $  2,901,000     $  3,772,000     $  2,901,000
                                                                       ============     ============     ============

Supplementary disclosure of cash flows information:
    Interest Paid:                                                     $    (32,000)    $      2,000     $     12,000
Noncash transactions:
    Class H warrants issued/revalued                                   $   (643,000)    $       --       $    125,000
    Accrued dividends on Series C preferred stock                              --               --            682,000
    Series C preferred stock dividends paid using common stock                 --               --            204,000
    Preferred Stock issued for inventory                                       --               --            575,000
    Equipment acquired through capitalized lease                               --               --            125,000
    Unrealized gain (loss) on marketable securities                          11,000         (225,000)          83,000
    Common stock and treasury stock issued in payment of services            26,000             --             99,000

See notes to condensed consolidated financial statements                 Page 6

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

The Company's humanized surfactant technology is being developed initially for critical care patients with life-threatening respiratory disorders where there are few, if any, approved therapies. These severe respiratory disorders generally are associated with a lack of functional surfactant. The Company's lead product, Surfaxin(R), is an engineered humanized surfactant and is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants (RDS), a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants (MAS), and a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults (ARDS).

The Company is also performing research and development of aerosolized formulations of its humanized surfactant technology to treat respiratory conditions such as asthma and as a novel pulmonary drug delivery vehicle to render drugs more effective when delivered to or via the respiratory tract.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company is a development stage company and has incurred substantial losses since inception. To date, the Company has funded its operations primarily through the issuance of equity. The Company expects to continue to expend substantial amounts for continued product research, development, and initial commercialization activities for the foreseeable future. Management's plans with respect to funding this development are to secure additional capital through the issuance of equity, if possible, and to secure collaborative arrangements that will provide available cash funding for operations. Continuation of the Company is dependent on its ability to obtain additional financing and, ultimately, on its ability to achieve profitable operations. There is no assurance, however, that such financing will be available or that the Company's efforts ultimately will be successful.

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

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was approximately $4,155,000 and $7,646,000 for the three and six months ended June 30, 2002, and approximately $2,628,000 and 4,640,000 for the three and six months ended June 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty pharmaceutical company applying our technology in humanized lung surfactants to develop potential novel respiratory therapies and pulmonary drug delivery products. Surfaxin, our lead product, is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants, a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants and a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults. We are also developing aerosolized formulations of our humanized surfactant to treat respiratory conditions such as asthma and as a novel pulmonary drug delivery vehicle to render drugs more effective when delivered to or via the respiratory tract.

We are presently developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp. to commercialize Surfaxin in the United States. We expanded our relationship with Laboratorios del Dr. Esteve, S.A., by entering into a strategic alliance with Esteve to commercialize Surfaxin in Europe, Central and South America, and Mexico. In the non-critical care, ambulatory markets, we plan to establish strategic alliances for the development and commercialization of our products.

Since our inception, we have incurred significant losses and, as of June 30, 2002, had a deficit accumulated during the development stage of approximately $62.1 million (including historical results of predecessor companies). Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses, rents and general corporate activities.

Plan of Operations

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products, manufacturing, initial commercialization, and general and administrative activities.

We anticipate that during the next 12 to 24 months we will:

      (i) significantly increase our research, development and regulatory activities. It is anticipated that the primary focus of our research and development activities will be the several clinical trials for Surfaxin indications and related regulatory filings. In the fall of 2001, we initiated two pivotal, landmark multinational Phase 3 trials for Respiratory Distress Syndrome in premature infants: a 1,500 patient trial and a 500 patient supporting trial. The majority of our development resources are focused on these trials and we anticipate completing the trials, announcing data and filing a New Drug Application in the first half of 2003. For Acute Respiratory Distress Syndrome in adults, we currently are conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. In July 2002, we completed the dose escalation safety and tolerability part of the study and are currently enrolling patients in the final part of the trial. We expect data from the Acute Respiratory Distress Syndrome trial to be available in the later part of the second half of 2002 or early in the first quarter of 2003. For Meconium Aspiration Syndrome in full-term infants, we currently are conducting a Phase 3 clinical trial of up to 200 patients in the United States. Enrollment is ongoing but has been slower than expected and completion is now anticipated for late 2003. Given our belief in the importance of the pivotal Phase 3 trial for Respiratory Distress Syndrome in premature infants to our present development plan, resources have been and may continue to be reallocated from the Meconium Aspiration Syndrome program to the Respiratory Distress Syndrome program, as needed.

            The research and development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the risks discussed in "Risks Related to Our Business-The clinical trial and regulatory approval process for our products will be expensive and time consuming, and the outcome is uncertain."

      (ii) conduct research and development of aerosolized formulations of our humanized surfactant in order to develop new products intended to treat respiratory conditions such as asthma and as a novel pulmonary drug delivery vehicle to deliver drugs via the respiratory tract. See "Risks Related to Our Business-The clinical trial and regulatory approval process for our products will be expensive and time consuming, and the outcome is uncertain."

      (iii) invest in additional manufacturing capability in anticipation of optimizing the production process for Surfaxin and to allow scale up of the manufacturing process to meet our clinical and commercial needs as they expand.

      (iv) invest in additional general and administrative resources primarily to support our business development initiatives, financial systems and controls and management information technologies.

      (v) invest in marketing and commercialization management infrastructure to manage the strategic relationships with our collaborative partners for the launch of Surfaxin, if approved, and the execution of our "Discovery/Surfaxin" worldwide marketing strategy.

On December 10, 2001, we entered into a collaboration arrangement with Quintiles, and its affiliate, PharmaBio Development Inc., to provide certain commercialization services in the United States for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants. Quintiles will hire and train a dedicated United States sales force that will be branded in the market as ours. Quintiles made a financial commitment to us that included a $3 million equity investment, a secured, revolving credit facility of up to $8.5 to $10 million to fund Surfaxin pre-launch activities and up to $70 million in post-launch funding to cover the first seven years of U.S. sales and marketing costs. In return, Quintiles will receive a commission on net sales of Surfaxin over a ten-year period. We may also receive milestone payments from PharmaBio that would be used to offset amounts owed under the credit facility. The Quintiles arrangement allows us to retain product ownership and have sales and marketing expertise in place for the commercialization of Surfaxin in the U.S., if approved. Additionally, the arrangement allows for the specialty sales force to become ours at the end of the seven-year term, with an option to acquire it sooner.

In March 2002, we expanded our existing alliance with Esteve to develop, market and sell Surfaxin throughout Europe, Central and South America, and Mexico. In connection with this new Esteve collaboration, Esteve purchased $4 million of common stock (at a 50% premium over the average closing price for the 30 days prior to the closing date) and paid us a non-refundable licensing fee of $500,000. Esteve agreed to provide certain commercialization services for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients. We have agreed to an exclusive supply agreement which provides that Esteve will purchase from us all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve has also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for Acute Lung Injury/Acute Respiratory Distress Syndrome indications. Esteve also agreed to make certain milestone payments to us upon the attainment of European marketing regulatory approval of Surfaxin. The license fees (including the premium paid for common stock) has been accounted for as deferred revenue and will be recognized as revenue using a straight line method through the anticipated date of FDA approval for the first Surfaxin neonatal indication.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through June 30, 2002, we have yet to generate any revenues from product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies. See "Risks Related to Our Business-If we cannot raise additional capital, we may need to discontinue our research and development activities. In addition, any additional financing could result in equity dilution."

Through June 30, 2002, we had not generated taxable income. At December 31, 2001, net operating losses available to offset future taxable income for Federal tax purposes were approximately $47.5 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, as of December 31, 2001, we had a research and development tax credit carryforward of $846,000. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

Results of Operations

Net loss for the three and six months ended June 30, 2002 were $4,287,000 ($0.16 per common share) and $7,657,000 ($0.29 per common share), respectively. Net loss for the three and six months ended June 30, 2001 were $2,355,000 ($0.11 per common share) and $4,415,000 ($0.21 per common share), respectively.

Revenues from research and development collaborative contracts for the three and six months ended June 30, 2002 were $783,000 and $1,020,000, respectively. Revenues from research and development collaborative contracts for the three and six months ended June 30, 2001 were $262,000 and $718,000, respectively. Such revenues are related to research and development funding associated with our strategic alliance with Esteve, our Small Business Innovative Research "SBIR" grant to develop Surfaxin for Acute Lung Injury/Acute Respiratory Distress Syndrome in adults and our Orphan Products Development grant to develop Surfaxin for Meconium Aspiration Syndrome in full-term infants .

Research and development expenses for the three and six months ended June 30, 2002 were $3,721,000 and $6,326,000, respectively. Research and development expenses for the three and six months ended June 30, 2001 were $2,049,000 and $3,811,000, respectively. This increase primarily reflects clinical trial costs incurred for the Company's lead product, Surfaxin, currently in three Phase 3 trials and one Phase 2 trial, and research and development activities related to our development of aerosolized formulations of our humanized surfactant to treat respiratory conditions and as a pulmonary drug delivery vehicle.

General and administrative expenses for the three and six months ended June 30, 2002 were $1,538,000 and $2,670,000, respectively. General and administrative expenses for the three and six months ended June 30, 2001 were $984,000 and $2,039,000, respectively. General and administrative expenses consist primarily of the costs of executive management, financial and accounting, business development, legal, facility and other administrative costs. Included in general and administrative costs for the first half of 2002 is approximately $400,000 for pre-launch commercialization activities (market research and analysis) for Surfaxin conducted in connection with a collaboration arrangement with Quintiles (for which funding is intended to be provided by the secured revolving credit facility with PharmaBio (see "Liquidity and Capital Resources")); and a non-cash compensation charge of approximately $346,000 related primarily to options granted to non-employee directors under the Automatic Option Grant Program of the Company's Amended and Restated 1998 Stock Option Plan and to modifications of the terms of certain options previously granted under such Automatic Option Grant Program and held by three departing members of the Board of the Directors of the Company. Such modifications extend the exercisability of such options to their respective stated expiration dates, notwithstanding their original terms.

Interest income for the three and six months ended June 30, 2002 was $191,000 and $351,000, respectively. Interest income for the three and six months ended June 30, 2001 was $417,000 and $719,000, respectively. Interest income decreased during the six months ended June 30, 2002 as compared to the same period of 2001 due to declines in interest rates and the average balance of marketable securities.

Liquidity and Capital Resources

As of June 30, 2002, we had working capital of approximately $13.5 million as compared to the working capital of approximately $17.2 million we had as of March 31, 2002 and approximately $16.5 million we had as of December 31, 2001. The decrease in working capital is due to funds used in our clinical trial and research and development activities offset by funds received in connection with the expansion, in March 2002, of our existing alliance with Esteve. We believe our current working capital is sufficient to meet our planned research and development activities into the second quarter of 2003. We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development.

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

Interest on amounts advanced under the credit facility will be payable quarterly in arrears. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. As of June 30, 2002, no amounts were outstanding under the credit facility. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles and anticipate using this credit facility to fund approximately $400,000 (currently classified as "Other liabilities") of market research and analysis costs incurred in the first half of 2002.

Our working capital requirements will depend upon numerous factors, including, without limitation, the progress of our research and development programs, clinical trials, timing and cost of obtaining regulatory approvals, timing and cost of pre-launch marketing activities, levels of resources that we devote to the development of manufacturing and marketing capabilities, levels of resources that our collaboration partners devote to the development of sales and marketing capabilities, technological advances, status of competitors, our ability to establish collaborative arrangements with other organizations, the ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

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

We are a development stage company. Therefore, you must evaluate us in light of the uncertainties and complexities present in a development stage biotechnology company. We are conducting research and development on our product candidates. As a result, we have not begun to market or generate revenues from the commercialization of any of these products. To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of June 30, 2002, we have incurred a deficit accumulated during the development stage of approximately $62.1 million, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

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

Presently, there are no approved drugs that are specifically indicated for Meconium Aspiration Syndrome in full-term infants or Acute Lung Injury/Acute Respiratory Distress Syndrome in adults. Current therapy consists of general supportive care and mechanical ventilation. Four products are specifically approved for the treatment of Respiratory Distress Syndrome in premature infants. CurosurfTM is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. ExosurfTM is marketed by GlaxoSmithKline, plc, outside the United States and contains only phospholipids (the fats normally present in the lungs) and synthetic organic detergents and no stabilizing protein or peptides. SurvantaTM, marketed by the Ross division of Abbot Laboratories, Inc., is an extract of bovine lung that contains the cow version of surfactant protein B. Forrest Laboratories, Inc., markets its calf lung surfactant, InfasurfTM in the United States for the treatment of Respiratory Distress Syndrome in premature infants. Although none of the four approved surfactants for Respiratory Distress Syndrome in premature infants is approved for Acute Lung Injury or Acute Respiratory Distress Syndrome in adults, which are significantly larger markets, there are a significant number of other potential therapies in development for the treatment of Acute Lung Injury/Acute Respiratory Distress Syndrome that are not surfactant-related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin. We believe that engineered humanized surfactants such as Surfaxin will be far less expensive to produce than the animal-derived products approved for the treatment of Respiratory Distress Syndrome in premature infants and will have no capability of transmitting the brain-wasting bovine spongiform encephalopathy (commonly called "mad-cow disease") or causing adverse immunological responses in young and older adults.

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

As of June 30, 2002, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 28% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the 3-month period ended June 30, 2002, the price of our common stock has ranged from $3.26 to $1.28. For the 6-month period ended June 30, 2002, the price of our common stock has ranged from $4.19 to $1.28. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 3-month period ending June 30, 2002, the average daily trading volume in our common stock was 67,283 shares and the average number of transactions per day was approximately 61. For the 6-month period ending June 30, 2002, the average daily trading volume in our common stock was 49,836 shares and the average number of transactions per day was approximately 52. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of June 30, 2002, we had 26,406,766 shares of common stock outstanding. In addition, as of June 30, 2002, up to approximately 8,612,000 shares of our common stock were issuable on exercise of outstanding options and warrants.

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

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We currently do not hedge interest rate or currency exchange exposure. We classify highly liquid investments purchased with a maturity of three months or less as "cash equivalents" and commercial paper and fixed income mutual funds as "available for sale securities." Fixed income securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGE IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At an annual meeting of the stockholders of the Company, held on May 21, 2002, the following matters were voted on by the stockholders: (i) the election of five directors; (ii) the approval of Ernst and Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2002; (iii) consideration and approval of an amendment to the 1998 Amended and Restated Stock Incentive Plan (the "Plan") to increase the number of shares of Common Stock available for issuance under the Plan from 4,150,000 to 5,150,000 shares; and (iv) consideration and approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock available for issuance by the Company from 35 million to 60 million.

(i)   Election of Directors

                                                   For               Withheld
                                                   ---               --------
      Robert J. Capetola, Ph.D.                18,965,669             312,572
      Antonio Esteve, Ph.D.                    19,137,529             140,712
      Max Link, Ph.D.                          19,203,999              74,242
      Herbert H. McDade, Jr.                   19,167,221             111,020
      Marvin E. Rosenthale, Ph.D.              19,168,776             109,465

(ii)  Approval of Independent Auditors

             For              Against           Abstain
             ---              -------           -------
         19,241,003            28,438            8,800

(iii) Amendment to the 1998 Amended and Restated Stock Incentive Plan

             For              Against           Abstain           Not Voted
             ---              -------           -------           ---------
         18,065,732          1,114,240           98,269           7,118,525

(iv)  Amendment to the Company's Restated Certificate of Incorporation

             For              Against           Abstain           Not Voted
             ---              -------           -------           ---------
         18,836,050           434,791            7,400            7,118,525

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

      99.1  Certification of Chief Executive Officer

      99.2  Certification of Chief Financial Officer

      (b)   Reports on Form 8-K:

      None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Discovery Laboratories, Inc.
                                             (Registrant)


Date: August 13, 2002               /s/ Robert J. Capetola, Ph.D.
                                    --------------------------------------------
                                    Robert J. Capetola, Ph.D.
                                    President/Chief Executive Officer


Date: August 13, 2002               /s/ John G. Cooper
                                    --------------------------------------------
                                    John G. Cooper
                                    Sr. Vice President, Chief Financial Officer
                                    (Principal Financial Officer)