Form 10-Q
period 2002-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2002-11-14
CIK 946486

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 6, 2002, 32,849,683 shares of Common Stock, par value $.001 per share, were outstanding.

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

    Item 1.  Financial Statements
             CONDENSED CONSOLIDATED BALANCE SHEETS --
                As of September 30, 2002 (unaudited) and
                December 31, 2001 ...................................... Page 4

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited) --
                For the Three Months Ended September 30, 2002 and 2001;
                for the Nine Months Ended September 30, 2002 and 2001;
                and for the Period from May 18, 1993 (Inception) through
                September 30, 2002 ...................................... Page 5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (unaudited) --
                For the Nine Months Ended September 30, 2002 and 2001;
                and for the Period from May 18, 1993 (Inception)
                through September 30, 2002 ............................. Page 6

             Notes to Condensed Consolidated Financial Statements
                - September 30, 2002 (unaudited) ....................... Page 7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................... Page 8

    Item 3.  Disclosures about Market Risk ............................. Page 21

    Item 4.  Controls and Procedures ................................... Page 21

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings ......................................... Page 24
    Item 2.  Changes in Securities ..................................... Page 24
    Item 3.  Defaults Upon Senior Securities ........................... Page 24
    Item 4.  Submission of Matters to a Vote of Security
             Holders ................................................... Page 24
    Item 5.  Other Information ......................................... Page 24
    Item 6.  Exhibits and Reports on Form 8-K .......................... Page 24

    Signatures ......................................................... Page 26

Unless the context otherwise requires, all references to "we," "us," "our," and the "Company" include Discovery Laboratories, Inc. ("Discovery"), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Safe Harbor Statement Under the Private Securities Litigation Act of 1996

Certain statements set forth in this report and any that are incorporated by reference herein which are not historical, including, without limitation, statements concerning our research and development programs and clinical trials, the possibility of submitting regulatory filings for our products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which our existing resources will enable the Company to fund its operations, constitute "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the inherent risks and uncertainties in developing products of the type we are developing; possible changes in our financial condition; the progress of our research and development (including the risk that our lead product candidate, Surfaxin(R), will not prove to be safe or useful for the treatment of certain indications); the impact of development of competing therapies and/or technologies by other companies; our ability to obtain additional required financing to fund our research programs; our ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with us; the results of clinical trials being conducted by us; the progress of the FDA approvals in connection with the conduct of our clinical trials and the marketing of our products; the additional cost and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; and the other risks and certainties detailed in Item 2:
"Management's Discussion and Analysis" and in any documents incorporated by reference in this report.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                                Sept 30,      December 31,
                                                                                  2002            2001
                                                                              ------------    ------------
                                                                              (Unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                                              $  3,402,000    $  3,758,000
       Available-for-sale marketable securities                                  7,572,000      12,938,000
       Note receivable - current                                                     2,000           2,000
       Prepaid expenses and other current assets                                   753,000       1,580,000
                                                                              ------------    ------------
            Total current assets                                                11,729,000      18,278,000

Property and equipment, net of accumulated depreciation                          1,122,000         822,000
Note receivable                                                                    195,000         197,000
Other assets                                                                       122,000         768,000
                                                                              ------------    ------------
            Total assets                                                      $ 13,168,000    $ 20,065,000
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                                  $  2,000,000    $  1,750,000
       Capitalized lease - current                                                 114,000          44,000
                                                                              ------------    ------------
            Total current liabilities                                            2,114,000       1,794,000

Deferred revenue                                                                 1,641,000         615,000
Credit facility with corporate partner                                           1,257,000              --
Capitalized lease                                                                   69,000          33,000
                                                                              ------------    ------------
            Total liabilities                                                    5,081,000       2,442,000

Stockholders' Equity:
       Common stock, $.001 par value; 60,000,000 authorized; 26,452,166 and
            25,546,293 shares issued and outstanding at Sept 30, 2002
            and December 31, 2001, respectively                                     26,000          26,000
       Additional paid-in capital                                               75,528,000      73,163,000
       Unearned portion of compensatory stock options                              (95,000)       (264,000)
       Deficit accumulated during the development stage                        (67,321,000)    (55,135,000)
       Treasury stock (at cost; 38,243 shares of common stock)                    (239,000)       (239,000)
       Accumulated other comprehensive income                                      188,000          72,000
                                                                              ------------    ------------
            Total stockholders' equity                                           8,087,000      17,623,000
                                                                              ------------    ------------
                                                                              $ 13,168,000    $ 20,065,000
                                                                              ============    ============

See notes to condensed consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                                   May 18, 1993
                                                                                                                    (inception)
                                                      Three Months Ended               Nine Months Ended              through
                                                           Sept 30,                        Sept 30,                   Sept 30,
                                                   ----------------------------    ----------------------------    ------------
                                                       2002            2001            2002            2001            2002
                                                   ------------    ------------    ------------    ------------    ------------
Revenues:
Research and development
     collaborative contracts                       $    368,000    $    197,000    $  1,388,000    $    915,000    $  3,446,000
                                                   ------------    ------------    ------------    ------------    ------------
Expenses:
     Write-off of acquired in-process
          research and development
          and supplies                                       --              --              --              --      13,508,000
     Research and development                         3,475,000       1,921,000       9,801,000       5,732,000      38,171,000
     General and administrative                       1,633,000         733,000       4,303,000       2,772,000      22,270,000
                                                   ------------    ------------    ------------    ------------    ------------
         Total expenses                               5,108,000       2,654,000      14,104,000       8,504,000      73,949,000
                                                   ------------    ------------    ------------    ------------    ------------
Operating loss                                       (4,740,000)     (2,457,000)    (12,716,000)     (7,589,000)    (70,503,000)

Other income and expense:
     Interest income, dividends, realized
          gains, and other income                       256,000         (61,000)        607,000         658,000       3,959,000
     Minority interest in net loss of subsidiary             --              --              --              --          26,000
     Interest expense                                   (45,000)         (1,000)        (77,000)         (3,000)       (121,000)
                                                   ------------    ------------    ------------    ------------    ------------
Net loss                                           $ (4,529,000)   $ (2,519,000)   $(12,186,000)   $ (6,934,000)   $(66,639,000)
                                                   ============    ============    ============    ============    ============
Net loss per common share -
     basic and diluted                             $      (0.17)   $      (0.12)   $      (0.46)   $      (0.33)

Weighted average number of common
     shares outstanding -                            26,440,880      21,188,000      26,222,925      21,045,000

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                      May 18, 1993
                                                                                                       (inception)
                                                                           Nine Months Ended             through
                                                                                Sept 30,              September 30,
                                                                       ---------------------------    -------------
                                                                           2002           2001            2002
                                                                       ------------    -----------    -------------
Cash flows from operating activities:
     Net loss                                                          $(12,186,000)   $(6,934,000)   $(66,639,000)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Write-off of acquired in-process research
                and development and supplies                                     --             --      13,508,000
           Write-off of licenses                                                 --             --         683,000
           Depreciation and amortization                                    209,000        135,000         753,000
           Compensatory stock options                                       169,000        329,000       3,343,000
           Expenses paid using treasury stock and common stock               26,000         35,000         230,000
           Loss on sale of property                                              --             --           4,000
           Changes in:
                Prepaid expenses, inventory and other current assets        827,000         (1,000)        408,000
                Accounts payable and accrued expenses                       250,000     (1,546,000)      1,867,000
                Other assets                                                  1,000        (18,000)        (20,000)
           Proceeds from research and development
                collaborative agreements                                  1,833,000             --       3,474,000
           Amortization of deferred revenue                                (807,000)      (593,000)     (2,388,000)
           Expenses paid on behalf of company                                    --             --          18,000
           Employee stock compensation                                           --             --          42,000
           Reduction of research and development supplies                        --             --        (161,000)
                                                                       ------------    -----------    ------------
                Net cash used in operating activities                    (9,678,000)    (8,593,000)    (44,878,000)
                                                                       ------------    -----------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (332,000)      (109,000)     (2,083,000)
     Proceeds from sale of property and equipment                                --             --         575,000
     Loan to related party                                                       --       (200,000)       (200,000)
     Related party loan payments received                                     2,000             --           3,000
     Acquisition of licenses                                                     --             --        (711,000)
     Purchase of marketable securities                                   (5,481,000)    (5,583,000)    (49,416,000)
     Proceeds from sale or maturity of marketable securities             10,963,000      9,379,000      42,437,000
     Net cash payments on merger                                                 --             --      (1,670,000)
                                                                       ------------    -----------    ------------
                Net cash provided by (used in) investing activities       5,152,000      3,487,000     (11,065,000)
                                                                       ------------    -----------    ------------

Cash flows from financing activities:
     Proceeds from issuance of securities, net of expenses                2,956,000      1,000,000      58,300,000
     Proceeds from credit facility                                        1,257,000             --       1,257,000
     Purchase of treasury stock                                                  --        (26,000)       (121,000)
     Principal payments under capital lease obligation                      (43,000)       (13,000)        (91,000)
                                                                       ------------    -----------    ------------
                Net cash provided by financing activities                 4,170,000        961,000      59,345,000
                                                                       ------------    -----------    ------------
Net (decrease) increase in cash and cash equivalents                       (356,000)    (4,145,000)      3,402,000
Cash and cash equivalents - beginning of period                           3,758,000      7,281,000              --
                                                                       ------------    -----------    ------------
Cash and cash equivalents - end of period                              $  3,402,000    $ 3,136,000    $  3,402,000
                                                                       ============    ===========    ============

Supplementary disclosure of cash flows information:
     Interest Paid:                                                    $    (37,000)   $     3,000    $      7,000
Noncash transactions:
     Class H warrants issued/revalued                                  $   (617,000)   $        --    $    151,000
     Accrued dividends on Series C preferred stock                               --             --         682,000
     Series C preferred stock dividends paid using common stock                  --             --         204,000
     Preferred Stock issued for inventory                                        --             --         575,000
     Equipment acquired through capitalized lease                           149,000             --         274,000
     Unrealized gain (loss) on marketable securities                        116,000        199,000         188,000

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. ("we" or the "Company"), is a development stage specialty pharmaceutical company leveraging its platform technology in humanized lung surfactants to develop novel respiratory therapies and pulmonary drug delivery products. Surfactants are produced naturally in the lungs and are essential to the lungs' ability to absorb oxygen.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company is a development stage company and has incurred substantial losses since inception. To date, the Company has funded its operations primarily through the issuance of equity. The Company expects to continue to expend substantial amounts for continued product research, development, and initial commercialization activities for the foreseeable future. Management's plans with respect to funding these development and commercialization activities are to use its secured revolving credit facility with Quintiles Transnational Corp., secure additional capital through the issuance of equity, if possible, and to secure collaborative arrangements that will provide available cash funding for operations. Continuation of the Company is dependent on its ability to obtain additional financing and, ultimately, on its ability to achieve profitable operations. There is no assurance, however, that such financing will be available or that the Company's efforts ultimately will be successful.

All of the Company's current products under development are subject to license agreements that will require the payment of future royalties.

Certain prior year balances have been reclassified to conform with the current presentation. The reclassification had no effect on net income.

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants and the conversion of convertible securities are not included in the calculation of the net loss per share as their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was approximately $4,424,000 and $12,070,000 for the three and nine months ended September 30, 2002, and approximately $2,095,000 and $6,735,000 for the three and nine months ended September 30, 2001, respectively.

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

We are presently developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp. to commercialize Surfaxin for Respiratory Distress Syndrome and Meconium Aspiration Syndrome in the United States. We expanded our relationship with Laboratorios del Dr. Esteve, S.A., by entering into a strategic alliance with Esteve to commercialize Surfaxin in Europe, Central and South America, and Mexico. In the non-critical care, ambulatory markets, we plan to establish strategic alliances for the development and commercialization of our products.

Since our inception, we have incurred significant losses and, as of September 30, 2002, had a deficit accumulated during the development stage of approximately $66.6 million (including historical results of predecessor companies). Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses, rents and general corporate activities.

On November 5, 2002, we raised approximately $12.8 million in gross proceeds in a private offering of units consisting of an aggregate of approximately 6.4 million shares of common stock and warrants to purchase an aggregate of approximately 2.9 million shares of common stock. We discuss this financing further in "Liquidity and Capital Resources," below.

Plan of Operations

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products, manufacturing, initial commercialization, and general and administrative activities.

We anticipate that during the next 12 to 24 months we will:

(i) significantly increase our research, development and regulatory activities. It is anticipated that the primary focus of our research and development activities will be the several clinical trials for Surfaxin indications and related regulatory filings. In the fall of 2001, we initiated two pivotal, landmark multinational Phase 3 trials for Respiratory Distress Syndrome in premature infants: a 1,500 patient trial and a 500 patient supporting trial. The majority of our development resources are focused on these trials and we currently anticipate completing the trials, announcing data and filing a New Drug Application in the second quarter of 2003. For Acute Respiratory Distress Syndrome in adults, we currently are conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. In July 2002, we completed the dose escalation safety and tolerability part of the study and are currently enrolling patients in the final part of the trial. We currently expect data from the Acute Respiratory Distress Syndrome trial to be available in the first quarter of 2003. For Meconium Aspiration Syndrome in full-term infants, we currently are conducting a Phase 3 clinical trial of up to 200 patients in the United States. Enrollment is ongoing but has been slower than expected and completion is currently anticipated for late 2003. Given our belief in the importance of the pivotal Phase 3 trial for Respiratory Distress Syndrome in premature infants to our present development plan, resources have been and may continue to be reallocated from other programs to the Respiratory Distress Syndrome program, as needed.

      The research and development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the risks discussed below in "Risks Related to Our Business-The clinical trial and regulatory approval process for our products will be expensive and time consuming, and the outcome is uncertain."

(ii) conduct research and development of aerosolized formulations of our humanized surfactant in order to develop new products intended to treat respiratory conditions such as asthma, COPD, and Acute Lung Injury/Acute Respiratory Distress Syndrome and as a novel pulmonary drug delivery vehicle to deliver drugs via the respiratory tract. See the risks discussed below in "Risks Related to Our Business-The clinical trial and regulatory approval process for our products will be expensive and time consuming, and the outcome is uncertain."

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

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through September 30, 2002, we have yet to generate any revenues from product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies. See the risks discussed below in "Risks Related to Our Business-If we cannot raise additional capital, we may need to discontinue our research and development activities. In addition, any additional financing could result in equity dilution."

Through September 30, 2002, we had not generated taxable income. At December 31, 2001, net operating losses available to offset future taxable income for Federal tax purposes were approximately $47.5 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under
Section 382 of the Internal Revenue Code. In addition, as of December 31, 2001, we had a research and development tax credit carryforward of $846,000. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

Results of Operations

Net loss for the three and nine months ended September 30, 2002 were $4,529,000 ($0.17 per common share) and $12,186,000 ($0.46 per common share), respectively. Net loss for the three and nine months ended September 30, 2001 were $2,519,000 ($0.12 per common share) and $6,934,000 ($0.33 per common share), respectively. Included in the net loss for the three and nine months ended September 30, 2002 were non-cash charges of $857,000 and $1,257,000 for pre-launch marketing activities for Surfaxin for which funding is provided by a secured revolving credit facility pursuant to the Company's collaboration arrangement with Quintiles Transnational Corp., $848,000 and $827,000 for net changes in prepaid balances, and $7,000 and $353,000 for non-cash compensation charges, respectively.

Revenues from research and development collaborative contracts for the three and nine months ended September 30, 2002 were $368,000 and $1,388,000, respectively. Revenues from research and development collaborative contracts for the three and nine months ended September 30, 2001 were $197,000 and $915,000, respectively. Such revenues are related to research and development funding associated with our strategic alliance with Esteve, our Small Business Innovative Research "SBIR" grant to develop Surfaxin for Acute Lung Injury/Acute Respiratory Distress Syndrome in adults and our Orphan Products Development grant to develop Surfaxin for Meconium Aspiration Syndrome in full-term infants.

Research and development expenses for the three and nine months ended September 30, 2002 were $3,475,000 and $9,801,000, respectively. Research and development expenses for the three and nine months ended September 30, 2001 were $1,921,000 and $5,732,000, respectively. This increase primarily reflects clinical trial costs incurred for the Company's lead product, Surfaxin, currently in three Phase 3 trials and one Phase 2 trial, and research and development activities related to our development of aerosolized formulations of our humanized surfactant to treat respiratory conditions and as a pulmonary drug delivery vehicle.

General and administrative expenses for the three and nine months ended September 30, 2002 were $1,645,000 and $4,315,000, respectively. General and administrative expenses for the three and nine months ended September 30, 2001 were $733,000 and $2,772,000, respectively. General and administrative expenses consist primarily of the costs of executive management, financial and accounting, business and commercial development, legal, facility and other administrative costs. Included in general and administrative costs for the first three quarters of 2002 is approximately $1,257,000 for pre-launch commercialization activities (market research and analysis) for Surfaxin conducted in connection with a collaboration arrangement with Quintiles (for which funding is provided by the secured revolving credit facility with PharmaBio discussed below in "Liquidity and Capital Resources"); and a non-cash compensation charge of approximately $353,000 related primarily to options granted to non-employee directors under the Automatic Option Grant Program of the Company's Amended and Restated 1998 Stock Option Plan and to modifications of the terms of certain options previously granted under such Automatic Option Grant Program and held by three departing members of the Board of the Directors of the Company. Such modifications extend the exercisability of such options to their respective stated expiration dates, notwithstanding their original terms.

Interest income for the three and nine months ended September 30, 2002 was $256,000 and $607,000, respectively. Interest income (loss) for the three and nine months ended September 30, 2001 was ($61,000) and $658,000, respectively. Interest income increased during the three months ended September 30, 2002 as compared to the same period of 2001 due to $131,000 of realized gains this period compared to ($232,000) of realized losses in the same period of 2001. Interest income decreased during the nine months ended September

30, 2002 as compared to the same period of 2001 due to declines in interest rates and the average balance of marketable securities.

Liquidity and Capital Resources

As of September 30, 2002, we had working capital of approximately $9.6 million as compared to the working capital of approximately $13.5 million we had as of June 30, 2002 and approximately $16.5 million we had as of December 31, 2001. The decrease in working capital is due to funds used in our clinical trial and research and development activities offset by funds received in connection with the expansion, in March 2002, of our existing alliance with Esteve and the use of the PharmaBio credit facility.

On November 5, 2002, we received approximately $11.9 million in net proceeds in a private financing. In the financing, we issued 6,397,517 shares of common stock and 2,878,883 Class I warrants to purchase shares of common stock at an exercise price of $2.425 per share. The Class I warrants are first exercisable beginning February 5, 2003, and have a five-year term expiring November 5, 2007. We anticipate using the net proceeds from the financing for working capital and for other general corporate purposes, primarily the continuing research and development of our products. We believe our current working capital is sufficient to meet our planned research and development activities into the second quarter of 2004. We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development.

In December 2001, we entered into a secured revolving credit facility of up to $8.5 million to $10 million with PharmaBio to fund pre-marketing activities for a Surfaxin launch in the United States. The credit facility is available for use until December 10, 2004, and monies become available in three tranches upon satisfying certain conditions. In the third quarter of 2002, the first tranch became available and upon completion of the November 2002 financing, the second tranch is now available. The total funds available under the credit facility is approximately $5.7 million, of which $1,257,000 was outstanding at September 30, 2002. In connection with the credit facility, we issued to PharmaBio Class H warrants to purchase 320,000 shares of common stock. The Class H warrants are exercisable at $3.03 per share (subject to adjustment) and are exercisable proportionately only upon availability of the credit facility. To the extent the credit facility availability is increased to greater than $8.5 million, for each $1 million increase, the amount of shares of common stock issuable pursuant to the Class H warrants shall be increased by approximately 38,000 shares.

Interest on amounts advanced under the credit facility will be payable quarterly in arrears. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. As of September 30, 2002, $1,257,000 was outstanding under the credit facility. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles. As of September 30, 2002, the outstanding balance under the credit facility was used to fund pre-launch marketing costs incurred in the first three quarters of 2002.

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

We will require substantial additional funding to conduct our business, including our expanded research and product development activities. Based on our current operating plan, we believe that our currently available resources will be adequate to satisfy our capital needs into the second quarter of 2004. Our future capital requirements will depend on the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. We have not entered into any additional arrangements to obtain any additional financing. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of our common stock on the NASDAQ SmallCap Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See "Risks Related to Our Business."

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

We are a development stage company. Therefore, you must evaluate us in light of the uncertainties and complexities present in a development stage biotechnology company. We are conducting research and development on our product candidates. As a result, we have not begun to market or generate revenues from the commercialization of any of these products. To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of September 30, 2002, we have incurred a deficit accumulated during the development stage of approximately $66.6 million, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

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

We seek patent protection for our drug candidates so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend in part on our ability and that of parties from whom we license technology to:

--defend our patents and otherwise prevent others from infringing on our proprietary rights;

--protect trade secrets; and

--operate without infringing upon the proprietary rights of others, both in the United States and in other countries.

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

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson, Inc., and Ortho Pharmaceutical Corporation which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2019. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also "Risks Related to Our Business-If we cannot meet requirements under our license agreements, we could lose the rights to our products."

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

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our consultants, advisors and research collaborators, to the extent that they apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we will rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

--they will breach these agreements;

--any agreements we obtain will not provide adequate remedies for this type of breach or that our trade secrets or proprietary know-how will otherwise become known or competitors will independently develop similar technology; and

--our competitors will independently discover our proprietary information and trade secrets.

If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products.

We rely on outside manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical studies for our products. We have validated only a single clinical manufacturing facility for our drug substance. We will also rely on outside manufacturers for production of our products after marketing approval. We may also enter into arrangements with other manufacturers for the manufacture of materials for use in clinical testing and after marketing approval.

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

The FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with good manufacturing practices
(GMPs) or similar requirements that the FDA or corresponding foreign regulators establish. Manufacturing or quality control problems could occur at the contract manufacturers causing product production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA's current GMP requirements necessary to continue manufacturing our drug substance. If our third-party foreign or domestic suppliers or manufacturers of our products or, if we decide to manufacture our products on our own, we, fail to comply with GMP requirements or other FDA and comparable foreign regulatory requirements, it could adversely affect our clinical research activities and our ability to market and develop our products.

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

Our industry is highly competitive and subject to rapid technological innovation and evolving industry standards. We compete with numerous existing companies intensely in many ways. We intend to market our products under development for the treatment of diseases for which other technologies and treatments are rapidly developing and, consequently, we expect new companies to enter our industry and that competition in the industry will increase. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than we have. In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in:

--developing products;

--undertaking preclinical testing and human clinical trials;

--obtaining FDA and other regulatory approvals or products; and

--manufacturing and marketing products.

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

As of September 30, 2002, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 29% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock, like that of many other development stage pharmaceutical or biotechnology companies, has been and is likely to be volatile. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

--announcements of the results of clinical trials by us or our competitors;

--adverse reactions to products;

--governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;

--changes in U.S. or foreign regulatory policy during the period of product development;

--developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;

--announcements of technological innovations by us or our competitors;

--announcements of new products or new contracts by us or our competitors;

--actual or anticipated variations in our operating results due to the level of development expenses and other factors;

--changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;

--conditions and trends in the pharmaceutical and other industries;

--new accounting standards; and

--the occurrence of any of the risks described in these "Management's Discussion and Analysis-Risks Related to Our Business."

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the three-month period ended September 30, 2002, the price of our common stock has ranged from $1.97 to $0.90. For the nine-month period ended September 30, 2002, the price of our common stock has ranged from $4.19 to $0.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the three-month period ending September 30, 2002, the average daily trading volume in our common stock was 40,427 shares and the average number of transactions per day was approximately
44. For the nine-month period ending September 30, 2002, the average daily trading volume in our common stock was 46,633 shares and the average number of transactions per day was approximately 49. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of September 30, 2002, we had 26,452,166 shares of common stock outstanding. In addition, as of September 30, 2002, up to approximately 8,138,600 shares of our common stock were issuable on exercise of outstanding options and warrants.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of the Company's Controls and Procedures. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (Disclosure Controls), and its internal controls and procedures for financial reporting (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the Securities and Exchange Commission (SEC) require that the Company present in this section of the Quarterly Report the conclusions of the CEO and the CFO about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that the Company's (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including, without limitation, the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of the Company's control system reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the overall system's objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, the Company sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a periodic basis so that the conclusions concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by the personnel in our finance and accounting organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications as defined below require that the CEO and CFO disclose that information to the Company's Audit Committee of its Board of Directors and to its independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, significant deficiencies are referred to as reportable conditions; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A material weakness is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, The Company considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of Certifications of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGE IN SECURITIES.

In November 2002, the Company sold to certain institutional and accredited investors shares of Common Stock and a newly created class of warrants of the Company (the "Class I Warrants") for an aggregate purchase price of approximately $12.8 million (the "November 2002 Financing"). After payment of fees and associated expenses, the Company intends to use the net proceeds of approximately $11.9 million for working capital and general corporate purposes, including further development of Surfaxin and its platform technology, based on humanized lung surfactants. The issuance of the securities received by investors in the November 2002 Financing was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof and Regulation D promulgated thereunder because such issuance did not involve a public offering. Investors in the November 2002 Financing represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. The investors in the November 2002 Financing had adequate access to information about the Company. Moreover, such investors represented to the Company, and the Company believed, that they were experienced in financial matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

      99.1  Section 302 Certification of Chief Executive Officer

      99.2  Section 302 Certification of Chief Financial Officer

      99.3  Section 906 Certification of Chief Executive Officer

      99.4  Section 906 Certification of Chief Financial Officer

      (b) Reports on Form 8-K:

      None.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Quarterly Report on Form 10-Q, and two separate Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the Company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Discovery Laboratories, Inc.
                                             (Registrant)

Date: November 14, 2002                /s/ Robert J. Capetola
                                       ------------------------------------
                                       Robert J. Capetola, Ph.D.
                                       President/Chief Executive Officer

Date: November 14, 2002                /s/ John G. Cooper
                                       ------------------------------------
                                       John G. Cooper
                                       Sr. Vice President, Chief
                                       Financial Officer (Principal
                                       Financial Officer)