Form 10-K
period 2002-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2003-03-31
CIK 946486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-26422

                          DISCOVERY LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               94-3171943
     (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                Identification No.)

350 SOUTH MAIN STREET, SUITE 307, DOYLESTOWN, PENNSYLVANIA           18901
       (Address of principal executive offices)                    (Zip Code)

                                 (215) 340-4699
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                       on which registered
         -------------------                       -------------------

             None                                        None

      Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

                                (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_|

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant computed using the closing price of common equity as reported on NASDAQ SmallCap Market under the symbol DSCO on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $69 million. For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder that has informed the registrant by February 26, 2003 that it is the beneficial owner of 10% or more of the outstanding shares of common stock of the registrant.

As of February 26, 2003, 32,856,526 shares of the registrant's common stock were outstanding.

The information required by Items 10 through 13 of Part III of this Annual Report on Form 10-K is incorporated by reference to the extent described herein from our definitive proxy statement, which is expected to be filed by us with the Commission within 120 days after the close of our fiscal year.

Unless the context otherwise requires, all references to "we," "us," "our," and the "Company" include Discovery Laboratories, Inc. ("Discovery"), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD LOOKING STATEMENTS

The statements set forth under Item 1: "Description of Business" and elsewhere in this prospectus, including in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business" and those incorporated by reference herein which are not historical constitute "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies for the future. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type we are developing; possible changes in our financial condition; the progress of our research and development (including the results of clinical trials being conducted by us and the risk that our lead product candidate, Surfaxin(R), will not prove to be safe or useful for the treatment of certain indications); clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in our clinical trials; the impact of development of competing therapies and/or technologies by other companies; our ability to obtain additional required financing to fund our research programs; our ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with us; the progress of the FDA approvals in connection with the conduct of our clinical trials and the marketing of our products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; and the other risks and certainties detailed in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business," and in the documents incorporated by reference in this report.

Except to the extent required by applicable laws or rules, we do not undertake any obligation or duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          DISCOVERY LABORATORIES, INC.
                         TABLE OF CONTENTS TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

   PART I

   ITEM 1.      DESCRIPTION OF BUSINESS                                                                           1

   ITEM 2.      DESCRIPTION OF PROPERTY                                                                          17

   ITEM 3.      LEGAL PROCEEDINGS                                                                                17

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              17

   PART II

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                         18

   ITEM 6.      SELECTED FINANCIAL DATA                                                                          19

   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            20

   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       41

   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                      42

   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE             42

   PART III

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               43

   ITEM 11.     EXECUTIVE COMPENSATION.                                                                          43

   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS   43

   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   43

   ITEM 14.     CONTROLS AND PROCEDURES                                                                          43

   PART IV

   ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                 44

   SIGNATURES                                                                                                    45

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY SUMMARY

We are a late-stage specialty pharmaceutical company applying our humanized lung surfactant technology to develop potential novel respiratory therapies and products. Surfactants are substances that are produced naturally in the lungs and are essential to the lungs' ability to absorb oxygen and to maintain proper airflow through the respiratory system. The absence or depletion of surfactants is involved in a number of respiratory diseases.

Our humanized surfactant technology produces an engineered version of natural human lung surfactant and contains a peptide, sinapultide, that is designed to precisely mimic the essential human lung surfactant protein B (SP-B). We believe that our proprietary surfactant technology is the only surfactant technology presently available to potentially treat a broad range of respiratory diseases including Respiratory Distress Syndrome in adults and infants, asthma, chronic obstructive pulmonary disease (often referred to as COPD, which is a chronic condition of the lung that prevents enough oxygen from reaching the blood), Acute Lung Injury (often referred to as ALI), and upper airway disorders such as sinusitis (infection of the sinuses) and sleep apnea.

Surfaxin(R), our lead product, is being developed initially for critical care patients with life-threatening respiratory disorders where there are few, if any, approved therapies. Surfaxin is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants, a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants, and a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults. Aerosolized formulations of our humanized surfactant are presently being developed to potentially treat hospitalized patients suffering from severe acute asthma and Acute Lung Injury (ALI), typically requiring mechanical ventilation. In addition, we believe that scientific rationale supports the development of aerosolized formulations of our humanized surfactant to potentially treat chronic obstructive pulmonary disorder (COPD), sinusitis sleep apnea and otitis media (inner ear infection).

We are presently developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp. to commercialize Surfaxin in neonatal indications in the United States. We also have entered into a strategic alliance with Laboratorios del Dr. Esteve to commercialize Surfaxin in Europe and Latin America. We intend to establish additional strategic alliances, where appropriate, for the development and commercialization of our products in other indications and markets.

SURFACTANT TECHNOLOGY

Surfactants are protein and lipid (fat) compositions that are produced naturally in the lungs and are critical to all air-breathing mammals. They cover the entire alveolar surface, or air sacs, of the lungs and the terminal conducting airways which lead to the alveoli. Surfactants facilitate respiration by continually modifying the surface tension of the fluid normally present within the alveoli that line the inside of the lungs. In the absence of sufficient surfactant or should the surfactant degrade, these air sacs tend to collapse, and, as a result, the lungs do not absorb sufficient oxygen. In addition to lowering aveolar surface-tension, surfactants play other important roles which include lowering the surface tension of the conducting airways and maintaining airflow and airway patency (keeping the airways open and expanded). Human surfactants include four known surfactant proteins, A, B, C and D. It has been established, through numerous studies, that surfactant protein B (SP-B) is essential for respiratory function.

Presently, the FDA has approved surfactants as replacement therapy only for Respiratory Distress Syndrome in premature infants, a condition in which infants are born with an insufficient amount of their own natural surfactant. The most commonly used of these approved replacement surfactants are derived from pig and cow lungs. Though they are clinically effective, they have drawbacks and cannot readily be scaled or developed to treat broader populations for Respiratory Distress Syndrome in premature infants and other respiratory diseases. There is presently only one approved synthetic surfactant available, however, this product does not contain surfactant proteins, is not widely used, and it is not currently being actively marketed by its manufacturer.

Animal-derived surfactant products are prepared using a chemical extraction process from minced cow and pig lung. Because of the animal-sourced materials and the chemical extraction processes, there is significant variation in production lots and, consequently, product quality specifications must be broad. In addition, the protein levels of these animal-derived surfactants are inherently lower than the protein levels of native human surfactant. The production costs of these animal-derived surfactants are high, relative to other analogous pharmaceutical products, generation of large quantities is severely limited, and these products cannot readily be reformulated for aerosol delivery to the lungs.

Our humanized surfactant product candidates, including Surfaxin, are engineered versions of natural human lung surfactant and contain a humanized peptide, sinapultide. Sinapultide is a 21 amino acid protein-like substance that is designed to precisely mimic the essential human surfactant protein B (SP-B). We believe that our engineered humanized surfactant can be manufactured less expensively than the animal-derived surfactants, in sufficient quantities, in more exact and consistent pharmaceutical grade quality, and that it has no potential to cause adverse immunological responses in young and older adults, all important attributes for our products to potentially meet significant unmet medical needs. Our products also have the ability to be more precisely formulated, such as in the form of aerosolized liquids or dry powders, to address various medical indications. In addition, we believe that our engineered humanized surfactants might possess other pharmaceutical benefits not currently found with the animal surfactants such as longer shelf-life, reduced number of administrations to the patient's lungs, and elimination of the risk of animal-borne diseases including the brain-wasting bovine spongiform encephalopathy (commonly called "mad-cow disease").

Our humanized surfactant technology was invented at The Scripps Research Institute and was exclusively licensed to Johnson & Johnson which, together with its wholly-owned subsidiary, Ortho Pharmaceutical Corporation, developed it further. We acquired the exclusive worldwide sublicense to the technology in October 1996.

PRODUCTS - SURFACTANT BASED THERAPY FOR RESPIRATORY MEDICINE

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

Respiratory Distress Syndrome in Premature Infants

Respiratory Distress Syndrome is a condition in which premature infants are born with an insufficient amount of their own natural surfactant. Premature infants born prior to 32 weeks gestation have not fully developed a natural lung surfactant and therefore need treatment to sustain life. This condition often results in the need for mechanical ventilation.

We are conducting a pivotal, multinational landmark Phase 3 trial treating up to 1,500 patients for the treatment of Respiratory Distress Syndrome in premature infants. This trial is designed to demonstrate the superiority of Surfaxin over the only commercially available synthetic surfactant and has a reference arm comparing Surfaxin to a bovine (cow) -derived surfactant. This pivotal trial is intended, if successful, to provide the basis for New Drug Applications with the FDA and other worldwide regulatory authorities. This pivotal trial is expected to be completed and data announced early in the fourth quarter of 2003.

We are also conducting another multinational Phase 3 trial treating up to 500 patients for the treatment of Respiratory Distress Syndrome in premature infants. The primary purpose of this trial is to demonstrate the non-inferiority of Surfaxin over a certain porcine (pig) -derived surfactant. This trial is expected to be completed within the same timeframe as the pivotal Phase 3 trial. We are currently evaluating whether to conclude this trial early to conserve financial resources and reallocate clinical resources to our pivotal Phase 3 trial.

Respiratory Distress Syndrome in premature infants affects approximately two million babies worldwide with approximately 270,000 cases occurring in the developed world. Due to limitations associated with the currently approved animal-derived products, only approximately 100,000 infants are estimated to be receiving surfactant therapy worldwide.

The FDA has granted us Orphan Drug Designation for Surfaxin for this indication. Orphan drugs are pharmaceutical products that are intended to treat diseases affecting fewer than 200,000 patients in the United States. The Office of Orphan Product Development of the FDA grants certain advantages to the sponsors of orphan drugs including, but not limited to, seven years of market exclusivity upon approval of the drug, certain tax incentives for clinical research and grants to fund testing of the drug. We are also seeking Orphan Product designation from the European Medicines Evaluation Agency (The European Union's regulatory approval agency that is similar to the FDA) for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants.

Acute Respiratory Distress Syndrome in Adults

Acute Respiratory Distress Syndrome (often referred to as ARDS) in adults is a life-threatening disorder for which no approved therapies exist anywhere in the world. It is characterized by an excess of fluid in the lungs and decreased oxygen levels in the patient. One prominent characteristic of this disorder is the destruction of surfactants naturally present in lung tissue. The conditions are caused by illnesses including pneumonia and septic shock (a toxic condition caused by infection) and events such as smoke inhalation, near drowning, industrial accidents and other traumas.

We are presently conducting a Phase 2 open-label, controlled, multi-center clinical trial of Surfaxin for adults with Acute Respiratory Distress Syndrome. Up to 110 patients will receive high concentrations of Surfaxin via a proprietary lavage technique that administers the drug sequentially through a tube, called a bronchoscope. The procedure is intended to cleanse and remove inflammatory substances and debris from the lungs, while leaving amounts of Surfaxin behind to help re-establish the lungs' capacity to absorb oxygen. The objective is to restore functional surfactant levels and to allow critically ill patients to be removed from mechanical ventilation.

In July 2002, we completed the first part of this trial, a dose escalation safety and tolerability study in 22 patients in four groups (of up to six patients per group). In consultation with the Independent Safety Review Committee, comprised of three prominent pulmonologists, that was assembled for this trial, we determined that the Part A portion of the trial procedure is generally safe and tolerable and that it was appropriate to proceed onto the larger safety and efficacy portion of the study.

The last part of this Phase 2 trial, Part B, will evaluate safety and efficacy of Surfaxin in direct comparison to standard of care at approximately 40 centers in the United States. The primary endpoint of this part of the trial is to determine the incidence rate of patients being alive and off mechanical ventilation at the end of day 28 with one of the key secondary endpoints being mortality. Our contract manufacturer for drug product for this trial has experienced certain operational difficulties which have delayed the completion of this part of the trial. However, we expect that clinical drug supply will be available to allow us to complete this trial in the fourth quarter of 2003. See
Item 1: "Manufacturing and Distribution - Third Party Suppliers."

The current standard of care for Acute Respiratory Distress Syndrome includes placing patients on mechanical ventilators in intensive care units at a cost of approximately $8,500 per day, typically for an average of 21 to 28 days. There are estimated to be between 150,000 and 250,000 adults per year in the United States suffering from Acute Respiratory Distress Syndrome with similar numbers afflicted in Europe. Because there are no approved treatments for these diseases, the mortality rate can range from 35% to 50%.

The FDA has granted us Fast-Track Approval Status and Orphan Drug Designation for Surfaxin for the treatment of Acute Respiratory Distress Syndrome for adults. The European Medicines Evaluation Agency has granted us Orphan Product designation for Surfaxin for the treatment of Acute Lung Injury in adults (which in this circumstance encompasses Acute Respiratory Distress Syndrome). We were awarded a $1 million Fast-Track Small Business Innovative Research Grant by the National Institutes of Health to develop Surfaxin for the treatment of Acute Respiratory Distress Syndrome and Acute Lung Injury in adults, of which $307,000 is still to be received, subject to certain performance criteria.

Meconium Aspiration Syndrome in Full-Term Infants

Meconium Aspiration Syndrome is a condition in which full-term infants are born with meconium in their lungs that depletes the natural surfactant in their lungs. Meconium is a baby's first bowel movement in its mother's womb and when inhaled, Meconium Aspiration Syndrome can occur. Meconium Aspiration Syndrome can be life-threatening as a result of the failure of the lungs to absorb sufficient oxygen. This condition results in the need for mechanical ventilation.

Surfaxin is being evaluated in a Phase 3 clinical trial for the treatment of Meconium Aspiration Syndrome in full-term infants. To our knowledge, Surfaxin is the only product being developed worldwide to treat this syndrome. The trial is designed for the enrollment of up to 200 infants at medical centers throughout the United States to compare Surfaxin lavage to the current standard of care. Enrollment is ongoing but has been slower than expected and completion is now anticipated for 2004. Given our belief in the importance of the pivotal Phase 3 trial for Respiratory Distress Syndrome in premature infants to our present development plan, resources have been reallocated from the Meconium Aspiration Syndrome program to the Respiratory Distress Syndrome program.

We also have initiated a Phase 2 clinical trial for Surfaxin lavage in up to 60 full-term infants for use as a prophylactic or early treatment for patients who are at risk for Meconium Aspiration Syndrome but have not shown symptoms of compromised respiratory function. There are approximately 600,000 babies born each year that are at risk for Meconium Aspiration Syndrome, of which about 10% develop the condition. We believe an effective and affordable surfactant prophylactic therapy could significantly lower the risk to meconium-stained infants of chronic respiratory conditions and reduce the need for costly mechanical ventilation.

There are presently no drug therapies approved for the treatment of Meconium Aspiration Syndrome in full-term infants. The FDA has granted us Fast-Track Approval Status and Orphan Drug Designation for Surfaxin for the treatment of Meconium Aspiration Syndrome in full-term infants. We have also received Orphan Product designation of Surfaxin as for the treatment of Meconium Aspiration Syndrome from the European Medicines Evaluation Agency.

OUR AEROSOLIZED HUMANIZED SURFACTANTS FOR RESPIRATORY THERAPY

Many respiratory diseases are associated with an inflammatory event that causes surfactant dysfunction and a loss of patency of the conducting airways. Scientific data supports that the therapeutic use of surfactants in aerosol form has the ability to reestablish airway patency, improve pulmonary mechanics, and act as an anti-inflammatory. Surfactant normally prevents moisture from accumulating in the airways' most narrow sections and in this way maintains patency of the conducting airways. However, use of currently available animal-derived surfactants is not considered feasible for aerosolization and because of their potential to cause an adverse immunological response such products may exacerbate the inflammatory event associated with such diseases.

We are currently developing aerosolized formulations of our humanized surfactant to potentially treat patients who could benefit from surfactant-based therapy to improve lung function and maintain proper airflow through the respiratory system. Our aerosol development program is initially focused on surfactant-based therapy for hospitalized patients suffering from severe acute asthma or Acute Lung Injury (ALI), hopefully avoiding or reducing the need for mechanical ventilation. In addition, we believe that scientific rationale supports the development of aerosolized formulations of our humanized surfactant to potentially treat COPD, sinusitis, sleep apnea and otitis media (inner ear infection).

We are presently working with various aerosol devices towards achieving the following important development objectives:

-- Full retention of the surface-tension lowering properties of a functioning surfactant necessary to restore lung function and maintain patency of the conducting airways.

--    Full retention of the surfactant composition upon aerosolization.

--    Drug particle size suitable for deposition in the deep-lungs.

--    Delivery rates to achieve therapeutic dosages in a reasonable time period.

--    Reproducible aerosol output and minimal waste of surfactant dose.

Our lead programs for surfactant-based therapy as an aerosol are:

Asthma

Asthma is a common disease characterized by sudden constriction and inflammation of the lungs. Constriction of the upper airway system is caused by a tightening of airway muscles, while inflammation is a swelling of the airways usually due to an allergic reaction due to an airborne irritant. Both of these events cause airways to narrow and may result in wheezing, shortness of breath and chest tightness. Several studies have shown that surfactant damage and dysfunction is a significant component of asthma -- airway obstruction occurs when there is a surfactant dysfunction in the airways of the deep lung of the type that develops during an asthma attack. Surfactant replacement therapy has the potential to relieve the obstruction in the airways associated with asthma.

According to information provided by the American Lung Association, asthma afflicts approximately 20.3 million people in the United States and its incidence rate is rising. Asthma is a chronic disease; prevalent in people of all ages and an estimated 12 million people have experienced an asthma attack within the past year. In the United States alone, there are roughly 1 million hospital outpatient visits, approximately 1.8 million emergency room visits, and
9.3 million physician visits each year due to asthma. Asthma ranks within the top 10 prevalent activity-limiting health conditions costing $14 billion in United States healthcare costs annually.

Asthma may require life-long therapy to prevent or treat episodes. Ten percent of patients are considered severe asthmatics and require moderate to high doses of drugs. Currently available medications to treat and control asthma include inhaled and oral steroids and bronchodilators. Bronchodilators cannot be used to control severe episodes or chronic, severe asthma. Steroidal medications are used to address these conditions, however, steroids can cause serious side effects when used for prolonged periods. As a result, steroid use is typically limited to severe asthmatic episodes and chronic, severe asthma.

Several small scientific studies report that patients suffering from a severe, acute asthma attack were relieved when they inhaled aerosolized surfactant. We believe that supplying surfactant as an aerosol spray would be a simple and gentle way of relieving airway obstruction and thereby augmenting currently available conventional asthma therapies to lead to a more rapid improvement in symptoms.

Acute Lung Injury

Acute Lung Injury is associated with conditions that either directly or indirectly injure the air sacs of the lung, the alveoli. Acute Lung Injury is a syndrome of inflammation and increased permeability of the lungs with an associated breakdown of the lungs' surfactant layer. The most serious manifestation of Acute Lung Injury is Acute Respiratory Distress Syndrome.

Among the causes of Acute Lung Injury are complications typically associated with certain major surgeries, mechanical ventilator induced lung injury (often referred to as VILI), smoke inhalation, pneumonia, and sepsis. There is an estimated 1 million patients at risk in the United States for Acute Lung Injury annually and there are no currently-approved therapies.

We believe that our proprietary humanized aerosol surfactant may be effective as a preventive measure for patients at risk for Acute Lung Injury. This prophylactic approach may result in fewer patients requiring costly intensive care therapy and shorter periods of therapy - thus offering cost savings in the hospital setting.

Collaborative Research Arrangements

We have a collaborative relationship with Aerogen, Inc., to evaluate its aerosol generator technology for the delivery of our proprietary aerosolized surfactants to prevent and treat respiratory diseases in the hospital. Aerogen's technology is designed to be used with a hospital ventilator system or in an ambulatory manner to treat patients anywhere in the hospital, including the emergency room, the hospital floor and during patient transport.

We also have a collaborative research arrangement for our aerosolized surfactant programs with CollaGenex Pharmaceuticals, Inc. to evaluate the combination of their protease inhibitor technologies with our proprietary aerosolized surfactant technology for the development of novel respiratory disease therapeutics. Through the collaboration we anticipate developing and assessing aerosol formulations of humanized lung surfactant and protease inhibitors as potential treatments for diseases such as Acute Lung Injury and chronic obstructive lung disease (COPD).

AEROSOLIZED HUMANIZED SURFACTANTS FOR PULMONARY DRUG DELIVERY

We are evaluating formulations of our engineered humanized surfactants as novel pulmonary drug delivery vehicles with the potential to deliver other pharmaceutical products to the lungs so that such products can exert their pharmacological effects locally or systemically. Existing drug delivery technology has effectively addressed the development of delivery devices, drug storage systems and compatible drug formulations. However, a significant unmet need in pulmonary drug delivery is to provide better performance once a drug is deposited in the lungs.

An aerosol version of our humanized lung surfactant, with its ability to penetrate and spread in an even manner throughout the lungs, has the potential to more efficiently deliver drugs via or within the respiratory tract. These drugs include antibiotics, pulmonary vasodilators that lower blood pressure in the lung arteries, elastase inhibitors (drugs that are anti-inflammatory by inhibiting a potentially destructive enzyme that comes from certain types of white blood cells), bronchodilators (drugs that mitigate constriction of small airways), steroids and proteins.

STRATEGIC ALLIANCES

LABORATORIOS DEL DR. ESTEVE, S.A.

In March 2002, we significantly expanded our existing relationship with Laboratorios del Dr. Esteve by entering into a new collaboration arrangement with Esteve. This new collaboration expands the territory covered by the original agreements to include all of Europe and Latin America.

In connection with this new Esteve collaboration, Esteve purchased 821,862 shares of our common stock at $4.867 per share for $4.0 million in cash and paid us a non-refundable licensing fee of $500,000. Esteve agreed to provide certain commercialization services in the expanded territory for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients.

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

QUINTILES TRANSNATIONAL CORP., AND PHARMABIO DEVELOPMENT, INC.

In December 2001, we entered into a collaboration arrangement with Quintiles, and its affiliate, PharmaBio Development, Inc., to provide certain commercialization services in the United States for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants. We issued to PharmaBio 791,905 shares of our common stock and warrants to purchase approximately 677,143 shares of our common stock for aggregate net proceeds of approximately $2.7 million. Quintiles will hire and train a dedicated United States sales force that will be branded in the market as ours. PharmaBio has agreed to fund up to $70 million of the sales force costs and other sales and marketing costs for Surfaxin for seven years of commercialization of Surfaxin in the United States. Additionally, the collaboration allows for the specialty sales force to become ours at the end of the seven year term, with an option to acquire it sooner.

Under the collaboration, we will receive 100% of the revenues from sales of Surfaxin and have agreed to pay PharmaBio a commission on net sales in the United States of Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants and all "off-label" uses for 10 years following first launch of the product in the United States. The collaboration allows us to retain product ownership and to have sales and marketing expertise in place for the commercialization of Surfaxin, if approved.

PharmaBio also extended to us a secured revolving credit facility of up to $8.5 million to $10 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States as we achieve certain milestones. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles. Principal amounts owed by us under the credit facility may be repaid out of the proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. To the extent availability under the credit facility is increased to greater than $8.5 million, for each such $1 million dollar increase, the amount of shares of common stock issuable pursuant to the warrants will be increased by approximately 38,000 shares. See "Item 7:
Management's Discussion and Analysis - Liquidity and Capital Resources - Secured, Revolving Credit Facility and Capital Lease Arrangement."

LICENSING ARRANGEMENTS; PATENTS AND PROPRIETARY RIGHTS

PATENTS AND PROPRIETARY RIGHTS

Johnson & Johnson and The Scripps Research Institute

Our humanized surfactant platform technology, including Surfaxin, is based on the proprietary peptide, sinapultide, (a 21 amino acid protein-like substance that precisely mimics the essential human lung protein SP-B). This technology was invented at The Scripps Research Institute and was exclusively licensed to, and further developed by, Johnson & Johnson, and its wholly owned subsidiary, Ortho Pharmaceutical. We have received an exclusive, worldwide sublicense from Johnson & Johnson and Scripps for, and have rights to, a series of over 30 patents and patent filings (worldwide) which are important, either individually or collectively, to our strategy of commercializing our humanized surfactant technology for the diagnosis, prevention and treatment of disease. The sublicense gives us the rights to such patents for the life of the patents.

Patents covering our proprietary humanized surfactant technology that have been issued or are pending worldwide include composition of matter, formulation, manufacturing and uses, including the pulmonary lavage, or "lung wash" techniques. Our most significant patent rights principally consist of five issued United States patents: U.S. Patent No. 5,407,914; U.S. Patent No. 5,260,273; U.S. Patent No. 5,164,369; U.S. Patent No.5,789,381; and U.S. Patent
No. 6,013,619 (along with corresponding issued and pending foreign patents). These patents relate to engineered humanized pulmonary surfactants (including Surfaxin), certain related peptides (amino acid protein-like substances) and compositions, methods of treating respiratory distress syndromes with these surfactants and compositions, and our proprietary pulmonary lavage method of treating respiratory distress syndrome with these surfactants. We also have certain pending United States and foreign patent applications that relate to methods of manufacturing certain peptides which may be used in the manufacture of Surfaxin and other aspects of our humanized surfactant technology.

In October 2002, we were issued European Patent No. 59006 which covers claims directed to compositions that contain our proprietary peptide, sinapultide, and related peptides for use as a therapeutic surfactant for treating respiratory distress syndrome and related conditions. We also have an issued European Patent, No. 0350506, covering certain other surfactant peptides.

U.S. Patent No. 6,013,619 was issued to Scripps and licensed to us and covers all known engineered (including Surfaxin), animal- or human-derived surfactants for use in any form of pulmonary lavage for respiratory distress syndromes. Our proprietary pulmonary lavage techniques (using surfactant) include lavage via a bronchoscope in adults as well as direct pulmonary lung lavage via an endotracheal tube in newborn babies with Meconium Aspiration Syndrome. Scientific rationale supports that our proprietary lavage technique may provide a clinical benefit to the treatment of Acute Lung Injury/Acute Respiratory Distress Syndrome in adults and Meconium Aspiration Syndrome in full-term infants by decreasing the amount of infectious and inflammatory debris in the lungs, restoring the air sacs to a more normal state and possibly resulting in patients getting off mechanical ventilation sooner.

Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending 2017 or, in some cases, possibly later.

THE SCRIPPS RESEARCH INSTITUTE RESEARCH AGREEMENT

We are parties with Scripps to a research funding and option agreement which expires in February 2005, subject to termination by us at any time with 90 days prior notice. Pursuant to this agreement, we fund a portion of Scripps' research efforts and are entitled to an option to acquire an exclusive worldwide license to the technology developed from the research program during the term of the agreement. Scripps owns all of the technology that it developed pursuant to work performed under the agreement. To the extent we do not exercise our option, we have the right to receive 50% of the net royalty income received by Scripps for inventions that we jointly develop under the agreement.

See Item 7: "Management's Discussion and Analysis - Risks Related to Our Business": " - If we cannot protect our intellectual property, other companies could use our technology in competitive products. If we infringe the intellectual property rights of others, other companies could prevent us from developing or marketing our products"; " - Even if we obtain patents to protect our products, those patents may not be sufficiently broad and others could compete with us"; " - Intellectual property rights of third parties could limit our ability to market our products"; and " - If we cannot meet requirements under our license agreements, we could lose the rights to our products."

MANUFACTURING AND DISTRIBUTION - THIRD PARTY SUPPLIERS

Manufacturing

Our humanized surfactant product candidates must be manufactured in a sterile environment and in compliance with good manufacturing practice requirements
(GMPs) set by the FDA and other relevant worldwide regulatory authorities.

Our humanized surfactant product candidates are manufactured through the combination of a synthetically made peptide, sinapultide, (designed to precisely mimic the essential human lung surfactant protein SP-B) which is provided by BACHEM California, Inc., and PolyPeptides Laboratories, Inc., and certain other active ingredients, including certain lipids, that are provided by other suppliers such as Genzyme Pharmaceuticals, a division of the Genzyme Corporation, and Avanti Polar Lipids.

Our humanized surfactant drug product, including Surfaxin, is manufactured using our own specialized equipment, using the ingredients discussed above, under the direction and supervision of our manufacturing and quality control personnel. Currently, our drug product is manufactured at the sterile facilities of a contract manufacturer, Akorn, Inc., which is presently the only manufacturing facility that we have validated to produce appropriate clinical grade material of our humanized surfactant drug substance, including Surfaxin.

Our present manufacturing capabilities should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for Respiratory Distress Syndrome for premature infants and Meconium Aspiration Syndrome for full-term infants. We expect these capabilities to allow us to provide adequate supply of Surfaxin for our planned clinical trials for Acute Respiratory Distress Syndrome in adults.

We are presently investing in and evaluating alternative contract manufacturers in order to provide backup for the production of our humanized surfactant drug product and to scale up to meet clinical and commercial needs as they expand. We will rely on outside manufacturers for production of our products after marketing approval.

Should the proper financial and other resources be available, our manufacturing process for our humanized surfactant drug product allows us, unlike that for the currently-approved, animal-derived products, to scale-up production of our humanized surfactant drug product, including Surfaxin. By scaling up our production, we should be able to produce sufficient drug products to potentially treat diseases with larger patient populations, such as Acute Respiratory Disease Syndrome in adults, asthma, Acute Lung Injury, COPD, and other broader respiratory diseases and upper airway disorders.

In December 2002, we reported that Akorn was experiencing certain operating difficulties in a sterile production room primarily used for the filling of sterile pharmaceutical products such as our drug product. Although Akorn's difficulties with this sterile filling room were not directly related to the actual production of our drug product, a delay in the supply of Surfaxin for Part B of our ongoing Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults occurred. On February 18, 2003, Akorn notified us that their sterile filling room had returned to operational status. We have initiated activities at Akorn and expect to recommence manufacture of Surfaxin in a timeframe that allows us to complete our Phase 2 clinical trial for Acute Respiratory Disease Syndrome in adults in the fourth quarter of 2003. The difficulties experienced by Akorn are not expected to have an effect on our ongoing Phase 3 trials for Surfaxin for Respiratory Distress Syndrome in premature infants or our longer range clinical development plans for our humanized surfactant drug candidates.

Manufacturing or quality control problems could occur at Akorn or our other contract manufacturers, if any, and cause product production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA's current GMP requirements necessary to continue manufacturing our drug substance. If any such suppliers or manufacturers of our products fail to comply with GMP requirements or other FDA and comparable foreign regulatory requirements, it could adversely affect our clinical research activities and our ability to market and develop our products. See Item 7: "Management's Discussion and Analysis - Risks Related to Our Business": " - If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products"; and " - In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product and competitors drug product, which may not be readily available."

Distribution

Our collaboration agreement with Quintiles to provide certain commercialization services in the United States for Surfaxin does not encompass distribution services. We are currently evaluating third party distribution capability in order to commercialize Surfaxin in the United States.

Our collaboration with Esteve provides that Esteve has the responsibility for distribution throughout Europe and Latin America. See Item 7: "Management's Discussion and Analysis - Risks Related to Our Business-Our lack of marketing and sales experience could limit our ability to generate revenues from future product sales."

COMPETITION

We are engaged in highly competitive fields of pharmaceutical research. Competition from numerous existing companies and others entering the fields in which we operate is intense and expected to increase. We expect to compete with, among others, conventional pharmaceutical companies. Most of these companies have substantially greater research and development, manufacturing, marketing, financial, technological personnel and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical or health care companies could further enhance such competitors' financial, marketing and other resources. Moreover, competitors that are able to complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before we do may enjoy a significant competitive advantage over us. There are also existing therapies that may compete with the products we are developing. See Item 7: "Management's Discussion and Analysis - Risks Related to Our Business - Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete."

Presently, the FDA has approved surfactants as replacement therapy only for Respiratory Distress Syndrome in premature infants, a condition in which infants are born with an insufficient amount of their own natural surfactant. The most commonly used of these approved replacement surfactants are derived from a chemical extraction process of pig and cow lungs. Curosurf(R) is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta(R), marketed by the Ross division of Abbott Laboratories, Inc., is derived from minced cow lung that contains the cow version of surfactant protein B. Forest Laboratories, Inc., markets its calf lung surfactant extract, Infasurf(R), in the United States.

There is presently only one approved synthetic surfactant available, Exosurf(R), marketed by GlaxoSmithKline, plc. However, this product does not contain any surfactant proteins, is not widely used, and its active marketing recently has been discontinued by its manufacturer. Our ongoing pivotal, landmark Phase 3 clinical trial for the treatment of Respiratory Distress Syndrome in premature infants is designed as a prophylaxis, superiority trial comparing our Surfaxin to Exosurf(TM).

With respect to the development of lung surfactants for the treatment of other respiratory diseases and upper airway disorders, with the exception of one porcine-derived surfactant drug candidate under development by Leo Pharma A/S in Denmark, we are not aware of any other lung surfactant currently under development.

There are no drugs currently approved that are specifically indicated for the treatment of Acute Respiratory Distress Syndrome in adults or Meconium Aspiration Syndrome in full-term infants. Current therapy consists of general supportive care and mechanical ventilation. There are a significant number of other potential therapies in development for the treatment of Acute Respiratory Distress Syndrome in adults that are not surfactant related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin.

Our humanized surfactant product candidates, including Surfaxin, are engineered versions of natural human lung surfactant and contain a humanized peptide, sinapultide (a 21 amino acid protein-like substance), that is designed to precisely mimic the essential human surfactant protein B (SP-B). We believe that our engineered humanized surfactant can be manufactured less expensively than the animal-derived surfactants, in sufficient quantities, in exact and consistent pharmaceutical grade quality, and has no potential to cause adverse immunological responses in young and older adults, all important attributes to potentially meet significant unmet medical needs. Our products also have the ability to be more precisely formulated, such as in the form of aerosolized liquids or dry powders to address various medical indications. In addition, we believe that our engineered humanized surfactants might possess other pharmaceutical benefits not currently found with the animal surfactants such as longer shelf-life, reduced number of administrations to the patient's lungs, and elimination of the risk of animal-borne diseases including the brain-wasting bovine spongiform encephalopathy (commonly called "mad-cow disease").

GOVERNMENT REGULATION

The testing, manufacture, distribution, advertising and marketing of drug products are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed in a particular country.

The regulatory process, which includes preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and efficacy and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over us. Delays or terminations of clinical trials we undertake would likely impair our development of product candidates. Delays or terminations could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others.

The FDA review process can be lengthy and unpredictable, and we may encounter delays or rejections of our applications when submitted. If questions arise during the FDA review process, approval may take a significantly longer period of time. Generally, in order to gain FDA approval, we first must conduct preclinical studies in a laboratory and in animal models to obtain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as part of an IND (Investigational New
Drug) application that the FDA must review before human clinical trials of an investigational drug can start.

Clinical trials are normally done in three sequential phases and generally take two to five years or longer to complete. Phase 1 consists of testing the drug product in a small number of humans, normally healthy volunteers, to determine preliminary safety and tolerable dose range. Phase 2 usually involves studies in a limited patient population to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated, determine dosage tolerance and optimal dosage and identify possible common adverse effects and safety risks. Phase 3 consists of additional controlled testing at multiple clinical sites to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling. Phase 4 clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication.

After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. A New Drug Application submitted to the FDA generally takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. None of our products under development have been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any such products under development. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition and results of operations. See Item 7: "Management's Discussion and Analysis - Risks Related to Our Business": " - Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing Phase 3 clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business"; and " - The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain."

The FDA has granted us Fast-Track Approval Status for the Acute Respiratory Distress Syndrome and Meconium Aspiration Syndrome indications. Fast-Track Approval Status facilitates the development and expedites the review of new drugs intended for treatment of life-threatening conditions for which there is presently no medical option or an unmet medical need by providing for the FDA's review of the New Drug Application for a drug granted such Fast Track Status within six months following filing. We have also received Orphan Drug Designation from the FDA's Office of Orphan Products Development of Surfaxin as a treatment for Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants, and Acute Respiratory Distress Syndrome in adults. We have also received designation of Surfaxin as an Orphan Product for Meconium Aspiration Syndrome and Acute Lung Injury (which, in this circumstance, encompasses Acute Respiratory Distress Syndrome) from the European Medicines Evaluation Agency (EMEA).

EMPLOYEES

We have approximately 65 full-time employees, primarily employed in the United States, Europe and Latin America. Our future success depends in significant part upon the continued service of our key scientific personnel and executive officers and our continuing ability to attract and retain highly qualified scientific and managerial personnel. It is a competitive market for such personnel and we may not be able to retain our key employees or attract, assimilate or retain other highly qualified technical and managerial personnel in the future. See Item 7: "Management's Discussion and Analysis - Risks Related to Our Business - We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products."

1998 MERGER WITH ACUTE THERAPEUTICS, INC.

In June 1998, we completed the acquisition of the outstanding minority interest of our then majority-owned subsidiary, Acute Therapeutics, Inc., a Delaware corporation. Upon consummation of the merger, Robert J. Capetola, Ph.D., the then President and Chief Executive Officer of Acute Therapeutics, became our President and Chief Executive Officer.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, 233 Broadway, New York, New York 10279, and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661- 2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's Website at "http://www.sec.gov." We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please send an e-mail to ir@DiscoveryLabs.com or contact John G. Cooper, our Senior Vice President, Chief Financial Officer at our address as set forth above.

We maintain a Website at "http://www.DiscoveryLabs.com" (this is not a hyperlink, you must visit this website through an Internet browser). Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal offices and quality control laboratory facility is located at 350 South Main Street, Suite 307, Doylestown, Pennsylvania 18901. The telephone number of our executive office is (215) 340-4699 and the facsimile number is
(215) 340-3940. In January 2002, we established a research facility in Redwood City, California, to develop aerosolized formulations of our proprietary humanized surfactant. We maintain a satellite office in the United Kingdom to manage and oversee our European clinical research programs. We lease all of these properties.

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of our business that would not, if determined adversely to us, have a material adverse effect on our business and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq SmallCap Market under the symbol "DSCO." As of February 26, 2003, the number of stockholders of record of shares of our common stock was approximately 235, and the number of beneficial owners of shares of our common stock was approximately 4,500. As of February 26, 2003, there were approximately 32,857,000 shares of our common stock issued and outstanding.

The following table sets forth the quarterly price ranges of our common stock for the periods indicated, as reported by Nasdaq.

         First Quarter 2001....................................  $2.72   $5.91
         Second Quarter 2001 ..................................  $2.94   $5.49
         Third Quarter 2001....................................  $2.00   $4.65
         Fourth Quarter 2001...................................  $2.22   $4.38
         First Quarter 2002....................................  $2.70   $4.19
         Second Quarter 2002...................................  $1.28   $3.26
         Third Quarter 2002....................................  $0.90   $1.97
         Fourth Quarter 2002...................................  $1.60   $3.20
         First Quarter 2003 (through February 26, 2003)........  $1.76   $2.94

We have not paid dividends on our common stock. It is anticipated that we will not pay dividends on our common stock in the foreseeable future.

                        SALES OF UNREGISTERED SECURITIES

In the year ended December 31, 2002, we granted an aggregate of 1,131,000 options to our officers, directors, employees and consultants at various exercise prices ranging from $1.26 per share to $3.65 per share. These securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering. No broker/dealers were involved in the sale and no commissions were paid. The recipients of these options either received adequate information about us or had access, through employment or other relationships, to such information.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

Consolidated Statement of Operations Data:
(in thousands, except per share data)

                                                                        For the year ended December 31,
                                                 ------------------------------------------------------------------------------
                                                      2002             2001            2000            1999          1998
                                                 ---------------- -------------------------------- ----------------------------
  Revenues from collaborative agreements            $  1,782        $  1,112        $    741        $   178        $     27
                                                    --------        --------        --------        -------        --------
  Operating Expenses:
    Research and development                          14,347           8,007           7,494          2,869           5,082
    General and administrative                         5,458           5,067           5,145          2,421           2,788
    Write-off of acquired in-process research
     and development and supplies                         --              --              --             --           8,220
                                                    --------        --------        --------        -------        --------
            Total expenses                            19,805          13,074          12,639          5,290          16,090
                                                    --------        --------        --------        -------        --------
  Operating loss                                     (18,023)        (11,962)        (11,898)        (5,112)        (16,063)
  Other income and expense                               580             816           1,037            154             394
  Minority interest in net loss of subsidiary             --              --              --             --              24
                                                    --------        --------        --------        -------        --------
  Net loss                                          $(17,443)       $(11,146)       $(10,861)       $(4,958)       $(15,645)
                                                    ========        ========        ========        =======        ========
  Net loss per common share - basic and diluted     $  (0.64)       $  (0.51)       $  (0.58)       $ (0.66)       $  (4.02)
  Weighted average number of common
     shares outstanding                               27,351          22,038          18,806          7,545           3,896

Consolidated Balance Sheet Data:
(in thousands)


                                                                        For the year ended December 31,
                                                 ------------------------------------------------------------------------------
                                                      2002             2001            2000            1999          1998
                                                 ---------------- -------------------------------- ----------------------------
                  ASSETS
  Current Assets:
    Cash/cash equivalents and
     marketable securities                          $ 19,190        $ 16,696        $ 18,868        $ 3,547        $  4,018
    Prepaid expenses and other current assets            327           1,582             149            641             778
                                                    --------        --------        --------        -------        --------
          Total current assets                        19,517          18,278          19,017          4,188           4,796
                                                    --------        --------        --------        -------        --------
  Property and equipment, net of depreciation          1,231             822             697            426             326
  Other assets                                           314             965               3             18              18
                                                    --------        --------        --------        -------        --------
  Total assets                                      $ 21,062        $ 20,065        $ 19,717        $ 4,632        $  5,140
                                                    ========        ========        ========        =======        ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
  Total current liabilities                         $  3,202        $  1,794        $  2,399        $   440        $  1,088
  Deferred revenue                                     1,393             615             851          1,036              --
  Credit facility with corporate partner               1,450              --              --             --              --
  Capitalized lease                                      256              33              31             48              --
                                                    --------        --------        --------        -------        --------
          Total liabilities                            6,301           2,442           3,281          1,524           1,088
                                                    --------        --------        --------        -------        --------
  Stockholders' equity                                14,761          17,623          16,436          3,108           4,052
                                                    --------        --------        --------        -------        --------
  Total liabilities and stockholders' equity        $ 21,062        $ 20,065        $ 19,717        $ 4,632        $  5,140
                                                    ========        ========        ========        =======        ========
  Common Stock, $0.001 par value,  issued             32,857          25,546          20,871          9,689           5,085

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in connection with our Consolidated Financial Statements. See Item 15: "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

OVERVIEW

We are a late-stage specialty pharmaceutical company applying our humanized lung surfactant technology to develop potential novel respiratory therapies and products. Surfactants are substances that are produced naturally in the lungs and are essential to the lungs' ability to absorb oxygen and to maintain proper airflow through the respiratory system. The absence or depletion of surfactant is involved in a number of respiratory diseases. Our humanized surfactant technology produces an engineered version of natural human lung surfactant and contains a peptide, sinapultide, that is designed to precisely mimic the essential human lung surfactant protein B (SP-B).

Surfaxin(R), our lead product, is being developed initially for critical care patients with life-threatening respiratory disorders for which there are few, if any, approved therapies. Surfaxin is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants, a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants, and a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults. Aerosolized formulations of our humanized surfactant are presently being developed to potentially treat hospitalized patients suffering from severe acute asthma and Acute Lung Injury, typically requiring mechanical ventilation. In addition, we believe there is the scientific rationale for the development of aerosolized formulations of our humanized surfactant to potentially treat COPD, sinusitis, sleep apnea and otitis media (inner ear infection).

We are presently developing a dedicated sales and marketing capability through a collaboration with Quintiles to commercialize Surfaxin for neonatal indications in the United States. We also have entered into a strategic alliance with Esteve to commercialize Surfaxin in Europe and Latin America. We intend to establish additional strategic alliances, where appropriate, for the development and commercialization of our products in other indications and markets.

Since our inception, we have incurred significant losses and, as of December 31, 2002, had a deficit accumulated during the development stage of approximately $73 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, financial, business development, legal and general corporate activities and related expenses. See Item 7:
"Management's Discussion and Analysis - Plan of Operations."

Historically, we have funded our operations with working capital provided principally through public and private equity financings and strategic collaborations. In November 2002, we completed the sale of securities in a private placement to selected institutional and accredited investors for gross proceeds of approximately $12.8 million. As of December 31, 2002, we had cash and investments of approximately $19.2 million, a secured revolving credit facility of $8.5 million to $10 million with Quintiles, of which $5.7 million was available for borrowing and $1.45 million was outstanding, and a $1 million capital equipment lease financing arrangement of which approximately $285,000 has been used. See Item 7: "Management's Discussion and Analysis - Liquidity and Capital Resources."

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have identified below some of our more critical accounting policies and changes to accounting policies. For further discussion of our accounting policies see Footnote 2 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. See Item 15: "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Revenue Recognition - research and development collaborative agreements

For up-front payments and licensing fees related to our contract research or technology, we defer and recognize revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

Revenue earned under our research and development collaborative agreement contracts is recognized over a number of years as we perform research and development activities. For up-front payments and licensing fees related to our contract research or technology, we defer and recognize revenue as earned over the estimated period the services are expected to be performed.

Research and Development Costs

Research and development costs are expensed as incurred. We will continue to incur research and development costs as we continue to expand our product development activities. Our research and development costs have included, and will continue to include, expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and reviews, validation of processes and start up costs to establish commercial manufacturing capabilities. At the time our product candidates are approved by the FDA and we begin commercial manufacturing, we will no longer expense certain manufacturing costs as research and development costs.

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

            It is anticipated that our research and development activities will be the several clinical trials for Surfaxin indications and related regulatory filings. We are presently conducting a pivotal, multinational landmark Phase 3 trial treating up to 1,500 patients for the treatment of Respiratory Distress Syndrome in premature infants. This pivotal trial is intended, if successful, to provide the basis for New Drug Applications with the FDA and other worldwide regulatory authorities. This pivotal trial is expected to be completed and data announced early in the fourth quarter of 2003. We are also conducting another multinational Phase 3 trial treating up to 500 patients for the treatment of Respiratory Distress Syndrome in premature infants. This trial is expected to be completed within the same timeframe as the pivotal Phase 3 trial. We are currently evaluating whether to conclude this trial early to conserve financial resources and reallocate clinical resources to our pivotal Phase 3 trial. For Acute Respiratory Distress Syndrome in adults, we currently are conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. We expect to complete this trial in the third quarter of 2003. For Meconium Aspiration Syndrome in full-term infants, we currently are conducting a Phase 3 clinical trial of up to 200 patients in the United States. Enrollment is ongoing but has been slower than expected and completion is now anticipated in 2004. Given our belief in the importance of the pivotal Phase 3 trial for Respiratory Distress Syndrome in premature infants to our present development plan, resources have been and may continue to be reallocated from the Meconium Aspiration Syndrome program to the Respiratory Distress Syndrome program, as needed. We are conducting a Phase 2 clinical trial of Surfaxin lavage in up to 60 infant patients for use as a prophylactic for patients who are at risk for Meconium Aspiration Syndrome. The clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed in the "Risks Related to Our Business" section: "The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain"; and "Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing Phase 3 clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business."

      Aerosolized formulations of our humanized surfactant are presently being developed to potentially treat hospitalized patients suffering from severe acute asthma and Acute Lung Injury. In addition, we are evaluating the development of aerosolized formulations of our humanized surfactant to potentially treat COPD, sinusitis, sleep apnea and otitis media (inner ear infection).

      (ii) invest in additional manufacturing capability in order to provide backup for the production of our humanized surfactant drug product and to scale up to meet clinical and commercial needs as they expand.

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

In December 2001, we entered into a collaboration arrangement with Quintiles, and its affiliate, PharmaBio, to provide certain commercialization services in the United States for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants. Quintiles will hire and train a dedicated United States sales force that will be branded in the market as ours. Quintiles will make available up to $70 million in post-launch funding to cover the first seven years of U.S. sales and marketing costs. In return, Quintiles will receive a commission on net sales of Surfaxin over a 10-year period. The Quintiles arrangement allows us to retain product ownership and have sales and marketing expertise in place for the commercialization of Surfaxin in the United States, if approved.

In March 2002, we expanded our existing alliance with Esteve to develop, market and sell Surfaxin throughout Europe and Latin America. Esteve will provide certain commercialization services for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients. Our exclusive supply agreement with Esteve provides that Esteve will purchase from us all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve has also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for the Acute Lung Injury/Acute Respiratory Distress Syndrome indications. Esteve also agreed to make certain milestone payments to us upon the attainment of European marketing regulatory approval for Surfaxin.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through December 31, 2002, we had no revenues from any product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through December 31, 2002, we had not generated taxable income. On December 31, 2002, net operating losses available to offset future taxable income for Federal tax purposes were approximately $65.1 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under
Section 382 of the Internal Revenue Code. In addition, we have a research and development tax credit carryforward of $1,225,000. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

RESULTS OF OPERATIONS

The net loss for the three years ended December 31, 2002, 2001 and 2000 was $17,443,000 (or $0.64 per common share), $11,146,000 (or $0.51 per common share), and $10,861,000 (or $0.58 per common share), respectively. These increased losses were primarily the result of increasing research and development expenditures as discussed below.

Revenue

Total revenues recognized for the three years ended December 31, 2002, 2001 and 2000 were $1,782,000, $1,112,000, and $741,000, respectively. These revenues are associated with our research and development collaborative arrangements, primarily our alliance with Esteve to develop, market and sell Surfaxin throughout Europe and Latin America. Additional collaborative revenues relate to our Small Business Innovative Research (SBIR) grant to develop Surfaxin for Acute Lung Injury/Acute Respiratory Distress Syndrome in adults and our Orphan Products Development grant to develop Surfaxin for Meconium Aspiration Syndrome in full-term infants.

Expenses

Research and development expenses for the three years ended December 31, 2002, 2001 and 2000 were $14,347,000, $8,007,000, and $7,494,000, respectively. The increases primarily reflect clinical trial costs incurred for our lead product, Surfaxin, currently in three Phase 3 trials and one Phase 2 trial for critical care patients with life threatening respiratory disorders, and research and development activities related to the development of aerosolized formulations of our humanized lung surfactant to potentially treat a variety of respiratory and upper airway conditions.

General and administrative expenses for the three years ended December 31, 2002, 2001 and 2000 were $5,458,000, $5,067,000, and $5,145,000, respectively. General and administrative expenses consist primarily of costs of business and commercial development, executive management, financial and accounting, legal, facility and other administrative costs. Included in the year ended December 31, 2002, is a charge of $1,450,000 for pre-launch commercialization activities for Surfaxin in connection with a collaboration agreement with Quintiles (for which funding is provided by a secured, revolving credit facility with PharmaBio, discussed below in "Liquidity and Capital Resources"). Additionally, included in the years ended December 31, 2002, 2001, and 2000, are non-cash compensation charges of $402,000, $517,000, and $2,515,000, respectively. The 2002 and 2001 non-cash compensation charges primarily relate to the grant of stock options to non-employee members of our Board of Directors under our stock option plan and certain modifications to certain options held by three departing members of our Board of Directors. The 2000 non-cash compensation charge is primarily related to the grant of stock options to non-employee members of our Board of Directors under the Company's Stock Option Plan and the vesting of certain milestone-based stock options.

Other Income and Expense

Interest income for the three years ended December 31, 2002, 2001, and 2000 was $724,000, $842,000 and $1,042,000, respectively. Interest income decreased primarily due to the decline in interest rates and the average balance of marketable securities throughout the three year period.

Interest expense for the three years ended December 31, 2002, 2001, and 2000 was $144,000, $26,000 and $5,000, respectively. The increase in interest expense is primarily related to the secured, revolving credit facility with PharmaBio (discussed below in "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2002, we had cash, cash equivalents and marketable securities of approximately $19.2 million.

Secured, Revolving Credit Facility and Capital Lease Arrangement

In December 2001, we entered into a secured revolving credit facility of up to $8.5 million to $10 million with PharmaBio to fund pre-marketing activities for a Surfaxin launch in the United States. The credit facility is available for use until December 10, 2004, and monies become available in three tranches upon satisfying certain conditions. We have satisfied the conditions for availability of the first two tranches and at December 31, 2002, the amount available under the credit facility was approximately $5.7 million, of which $1.45 million was outstanding. Interest on amounts advanced under the credit facility will be payable quarterly in arrears. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles.

In December 2002, we entered into a lease financing arrangement with the Life Science and Technology Finance Division of General Electric Capital Corporation that provides, subject to certain conditions, for up to $1 million in financing for capital purchases. As of December 31, 2002, we had used approximately $285,000 of this financing arrangement.

We believe our current working capital is sufficient to meet our planned research and development and operational activities into the second quarter of 2004. We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development.

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

Historically, the Company's working capital has been provided from the proceeds of private financings and strategic alliances:

In November 2002, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $11.9 million. We issued 6,397,517 shares of Common Stock and 2,878,883 Class I Warrants to purchase shares of Common Stock at an exercise price of $2.425 per share. The Class I warrants have a five-year term.

Pursuant to our collaboration arrangement with Esteve on March 6, 2002, we issued 821,862 shares of Common Stock to Esteve at a purchase price equal to $4.867 per share and received a licensing fee of $500,000, for approximate net aggregate proceeds of $4.45 million. See Item 1: "Description of Business."

Pursuant to the collaboration arrangement we entered into with Quintiles and PharmaBio in December 2001, we issued to PharmaBio, for approximate net aggregate proceeds of $2.7 million: (i) 791,905 shares of common stock at a price equal to $3.79 per share; and (ii) Class G warrants to purchase 357,143 shares of common stock at an exercise price equal to $3.485 per share (subject to adjustment). In connection with the credit facility, we issued to PharmaBio Class H warrants to purchase 320,000 shares of common stock. The Class H warrants are exercisable at $3.03 per share (subject to adjustment) and are exercisable proportionately only upon availability of the credit facility. To the extent the credit facility availability is increased to greater than $8.5 million, for each $1 million increase, the amount of shares of common stock issuable pursuant to the Class H warrants shall be increased by approximately 38,000 shares. See Item 1: "Description of Business."

In October 2001, we received approximately $7.3 million in net proceeds from a private financing. In the financing, we issued 3,562,759 shares of common stock and 712,553 Class F warrants to purchase shares of common stock at an exercise price of $2.365 per share. The Class F warrants have a five-year term.

In April 2001, we received approximately $1 million in proceeds in a private offering of 296,560 shares of common stock at a per share price equal to $3.37.

In March 2000, we received approximately $17,500,000 in net proceeds in a private placement offering from the sale of 2,902,846 shares of common stock and 580,567 Class E warrants to purchase common stock at $7.38 per share. The Class E warrants issued in the offering are exercisable through March 2005.

In October 1999, in connection with our strategic alliance with Esteve, we issued to Esteve in a private placement 317,164 shares of common stock at a purchase price of $2.68 per share.

In July 1999, we raised approximately $2,233,000 in net proceeds in a private placement offering of an aggregate of 2,024,792 shares of common stock and 2,024,792 Class D warrants to purchase common stock. All of the Class D warrants have been exercised.

During March and April 1999, we raised $1.0 million in a private placement offering of 826,447 shares of common stock and 569,026 Class C warrants to purchase common stock at an exercise price of $2.15 per share. The Class C warrants are exercisable through April 2006.

We will require substantial additional funding to conduct our business, including our expanded research and product development activities. Based on our current operating plan, we believe that our currently available resources will be adequate to satisfy our capital needs into the second quarter of 2004. Our future capital requirements will depend on the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our credit facility with Esteve and our capital lease financing arrangement with General Electric Capital Corporation, we have not entered into any additional arrangements to obtain any additional financing. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of our common stock on the NASDAQ SmallCap Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See "Risks Related to Our Business": " - We will need additional capital, and our ability to continue all of our existing planned research and development activities is uncertain. Any additional financing could result in equity dilution"; " - The market price of our stock may be adversely affected by market volatility"; and " - A substantial number of our securities are eligible for future sale and this could affect the market price for our stock and our ability to raise capital."

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

We are a development stage company. Therefore, you must evaluate us in light of the uncertainties and complexities present in a development stage biotechnology company. We currently have no products approved for sale and are conducting research and development on our product candidates. As a result, we have not begun to market or generate revenues from the commercialization of any of these products. Our long-term viability will be impaired if we are unable to obtain regulatory approval for, or successfully market, our product candidates.

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of December 31, 2002, we have incurred a deficit accumulated during the development stage of approximately $72 million, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

OUR TECHNOLOGY PLATFORM IS BASED SOLELY ON OUR PROPRIETARY HUMANIZED, ENGINEERED SURFACTANT TECHNOLOGY AND ONLY OUR LEAD PRODUCT CANDIDATE, SURFAXIN, HAS BEEN SUBJECT TO CLINICAL STUDIES. OUR ONGOING PHASE 3 CLINICAL TRIALS FOR SURFAXIN FOR THE TREATMENT OF RESPIRATORY DISTRESS SYNDROME IN PREMATURE INFANTS MAY BE DELAYED, OR FAIL, WHICH WILL HARM OUR BUSINESS.

Our humanized, engineered surfactant platform technology is based on the scientific rationale for surfactant replacement therapy to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. Our lead product, Surfaxin, is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants, a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants, and a Phase 2 clinical trial for Acute Respiratory Distress syndrome in adults.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials. The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

--    the number of clinical sites;

--    the size of the patient population;

--    the proximity of patients to the clinical sites;

--    the eligibility criteria for the study;

--    the existence of competing clinical trials; and

--    the existence of alternative available products.

Delays in patient enrollment in clinical trials may occur, which would likely result in increased costs, program delays or both.

WE WILL NEED ADDITIONAL CAPITAL, AND OUR ABILITY TO CONTINUE ALL OF OUR EXISTING PLANNED RESEARCH AND DEVELOPMENT ACTIVITIES IS UNCERTAIN. ANY ADDITIONAL FINANCING COULD RESULT IN EQUITY DILUTION.

We will need substantial additional funding to conduct our presently planned research and product development activities. Based on our current operating plan, we believe that our currently available financial resources will be adequate to satisfy our capital needs into the second quarter of 2004. Our future capital requirements will depend on a number of factors that are uncertain, including the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process, among others. We will likely need to raise substantial additional funds through collaborative ventures with potential corporate partners and through additional debt or equity financings. We may also continue to seek additional funding through capital lease transactions. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements. This would increase our cash requirements for research and development.

We have not entered into arrangements to obtain any additional financing, except for the credit facility with PharmaBio and our capital equipment lease financing arrangement with General Electric Capital Corporation. Any additional financing could include unattractive terms or result in significant dilution of stockholders' interests and share prices may decline. If we fail to enter into collaborative ventures or to receive additional funding, we may have to delay, scale back or discontinue certain of our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. If we are unable to raise required capital, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail commercialization of out product candidates and, ultimately, cease operations.

Furthermore, we could cease to qualify for listing of our securities on the NASDAQ SmallCap Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See "Risks Related to Our Business-The market price of our stock may be adversely affected by market volatility."

THE CLINICAL TRIAL AND REGULATORY APPROVAL PROCESS FOR OUR PRODUCTS IS EXPENSIVE AND TIME CONSUMING, AND THE OUTCOME IS UNCERTAIN.

In order to sell our products that are under development, we must receive regulatory approvals for each product. The FDA and comparable agencies in foreign countries extensively and rigorously regulate the testing, manufacture, distribution, advertising, pricing and marketing of drug products like our products. This approval process includes preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and effectiveness and confirmation by the FDA and comparable agencies in foreign countries that the manufacturer maintains good laboratory and manufacturing practices during testing and manufacturing. Although we are involved in certain late-stage clinical trials, pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials.

The approval process is lengthy, expensive and uncertain. It is also possible that the FDA or comparable foreign regulatory authorities could interrupt, delay or halt any one or more of our clinical trials. If we, or any regulatory authorities, believe that trial participants face unacceptable health risks, any one or more of our trials could be suspended or terminated. We also may not reach agreement with the FDA and/or comparable foreign agencies on the design of any one or more of the clinical studies necessary for approval. Conditions imposed by the FDA and comparable agencies in foreign countries on our clinical trials could significantly increase the time required for completion of such clinical trials and the costs of conducting the clinical trials. Data obtained from clinical testing are susceptible to varying interpretations which may delay, limit or prevent regulatory approval.

Delays and terminations of the clinical trials we conduct could result from insufficient patient enrollment. Patient enrollment is a function of several factors, including the size of the patient population, stringent enrollment criteria, the proximity of the patients to the trial sites, having to compete with other clinical trials for eligible patients, geographical and geopolitical considerations and others. Delays in patient enrollment can result in greater costs and longer trial timeframes. Patients may also suffer adverse medical events or side effects that are common to this class of drug such as a decrease in the oxygen level of the blood upon administration.

Clinical trials generally take two to five years or more to complete, and, accordingly, our first product is not expected to be commercially available in the United States until at least 2004, and our other product candidates will take longer. The FDA has notified us that two of our intended indications for Surfaxin, Meconium Aspiration Syndrome in full-term infants and Acute Respiratory Distress Syndrome in adults, have been granted designation as "fast-track" products under provisions of the Food and Drug Administration Modernization Act of 1997, and the FDA has awarded us an Orphan Products Development Grant to support our development of Surfaxin for the treatment of Meconium Aspiration Syndrome. Fast-Track Status does not accelerate the clinical trials nor does it mean that the regulatory requirements are less stringent. The Fast-Track Status provisions are designed to expedite the FDA's review of new drugs intended to treat serious or life-threatening conditions. The FDA generally will review the New Drug Application for a drug granted Fast-Track Status within six months instead of the typical one to three years. Our products may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

IN ORDER TO CONDUCT OUR CLINICAL TRIALS WE NEED ADEQUATE SUPPLIES OF OUR DRUG SUBSTANCE AND DRUG PRODUCT AND COMPETITORS DRUG PRODUCT, WHICH MAY NOT BE READILY AVAILABLE.

To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We rely on outside manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical studies for our products. We have validated only a single clinical manufacturing facility, owned and operated by Akorn to produce appropriate clinical grade material of our drug substance that meets standards for use in our ongoing clinical studies. Akorn has been experiencing significant operational and financial difficulties and is currently attempting to restructure its financial obligations and improve its day to day operations. In February 2003, Akorn informed us that certain operating difficulties experienced in one of its production rooms primarily used for the filling of sterile pharmaceutical had been rectified and that the room had been returned to operational status. Our ability to timely recommence Surfaxin manufacture for our Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults is dependent upon the success of Akorn's efforts to correct its difficulties and its ability to maintain operational status of the sterile production room and its other Surfaxin-related facilities.

OUR STRATEGY, IN MANY CASES, IS TO ENTER INTO COLLABORATION AGREEMENTS WITH THIRD PARTIES WITH RESPECT TO OUR PRODUCTS AND WE MAY REQUIRE ADDITIONAL COLLABORATION AGREEMENTS. IF WE FAIL TO ENTER INTO THESE AGREEMENTS OR IF WE OR THE THIRD PARTIES DO NOT PERFORM UNDER SUCH AGREEMENTS, IT COULD IMPAIR OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS.

Our strategy for the completion of the required development and clinical testing of our products and for the manufacturing, marketing and commercialization of our products, in many cases, depends upon entering into collaboration arrangements with pharmaceutical companies to market, commercialize and distribute our products. In March 2002, we expanded our relationship with Esteve by entering into a collaboration arrangement with Esteve for Surfaxin covering all of Europe and Latin America. Esteve will be responsible for the marketing of

Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants, and Acute Lung Injury/Acute Respiratory Distress Syndrome in adults. Esteve will also be responsible for the sponsorship of certain clinical trial costs related to obtaining European Medicines Evaluation Agency approval for commercialization of Surfaxin in Europe for the Acute Lung Injury/Acute Respiratory Distress Syndrome indications. We will be responsible for the remainder of the regulatory activities relating to Surfaxin, including with respect to European Medicines Evaluation Agency filings.

In December 2001, we entered into an exclusive collaboration arrangement in the United States with Quintiles, and its affiliate, PharmaBio, to commercialize, sell and market Surfaxin in the United States for indications of Respiratory Distress Syndrome and Meconium Aspiration Syndrome. As part of our collaboration with Quintiles, Quintiles will build a sales force solely dedicated to the sale of Surfaxin upon the approval of a New Drug Application for either of the two indications. If Quintiles and we fail to devote appropriate resources to commercialize, sell and market Surfaxin, sales of Surfaxin could be reduced. As part of the collaboration, PharmaBio is obligated to provide us with certain financial assistance in connection with the commercialization of Surfaxin, including, but not limited to, a secured, revolving credit facility for at least $8.5 million which may be increased to $10 million. A failure by us to repay amounts outstanding under the credit facility would have a material adverse effect on us. To obtain the benefits of such financing, we are obligated to meet certain development and performance milestones. The failure by us to meet the milestones or other terms and conditions of the financing leading to PharmaBio's termination thereof or the failure by PharmaBio to fulfill its obligation to partially fund the commercialization of Surfaxin, may affect our ability to successfully market Surfaxin.

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

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson and Ortho Pharmaceutical which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2017 or, in some cases, possibly later. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also "Risks Related to Our Business-If we cannot meet requirements under our license agreements, we could lose the rights to our products."

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

IF WE CANNOT MEET REQUIREMENTS UNDER OUR LICENSE AGREEMENTS, WE COULD LOSE THE RIGHTS TO OUR PRODUCTS.

We depend on licensing arrangements with third parties to maintain the intellectual property rights to our products under development. Presently, we have licensed rights from Johnson & Johnson and Ortho Pharmaceutical. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights under these licensing arrangements. All of these agreements last either throughout the life of the patents, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

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

We rely on outside manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical studies for our products. We have validated only a single clinical manufacturing facility owned and operated by Akorn to produce appropriate clinical grade material of our drug substance that meets standards for use in our ongoing clinical studies. Recently, Akorn has experienced a number of operational and financial difficulties that, although not directly involving the manufacturing process for our Surfaxin and other proprietary surfactant drug substance or drug product, may have an adverse effect on our clinical research and development activities. We will also rely on outside manufacturers for production of our products after marketing approval. We may also enter into arrangements with other manufacturers for the manufacture of materials for use in clinical testing and after marketing approval.

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

OUR LACK OF MARKETING AND SALES EXPERIENCE COULD LIMIT OUR ABILITY TO GENERATE REVENUES FROM FUTURE PRODUCT SALES.

We do not have marketing, sales or distribution experience or marketing or sales personnel. As a result, we will depend on our collaboration with Quintiles for the marketing and sales of Surfaxin for indications of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants in the United States and with Esteve for the marketing and sales of Surfaxin for the treatment of Respiratory Distress Syndrome, Meconium Aspiration Syndrome and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients in all of Europe and Latin America. See "Risks Related to Our Business-Our strategy, in many cases, is to enter into collaboration agreements with third parties with respect to our products and we may require additional collaboration agreements. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products." If we do not develop a marketing and sales force of our own, then we will depend on arrangements with corporate partners or other entities for the marketing and sale of our remaining products.

The sales and marketing of Surfaxin for indications of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants, and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients in the relevant territories depends, in part, on Quintiles' and Esteve's performance of their contractual obligations. The failure of either party to do so would have a material adverse effect on the sales and marketing of Surfaxin. We may not succeed in entering into any satisfactory third party arrangements for the marketing and sale of our remaining products. In addition, we may not succeed in developing marketing and sales capabilities, our commercial launch of certain products may be delayed until we establish marketing and sales capabilities or we may not have sufficient resources to do so. If we fail to establish marketing and sales capabilities or fail to enter into arrangements with third parties, either in a timely manner, it will adversely affect sales of our products.

WE DEPEND UPON KEY EMPLOYEES AND CONSULTANTS IN A COMPETITIVE MARKET FOR SKILLED PERSONNEL. IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, IT COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved in our formation or have otherwise been involved with us for many years, have played integral roles in our progress and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have an employment agreement with Dr. Capetola that expires on December 31, 2005. We also have employment agreements with other key personnel with termination dates from 2003 through 2005. Although these employment agreements generally provide for severance payments that are contingent upon the applicable employee's refraining from competition with us, the loss of any of these persons' services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals, and the applicable noncompete provisions can be difficult and costly to monitor and enforce. Further, we do not maintain key-man life insurance.

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

Four products, three that are animal-derived and one that is a synthetic, are specifically approved for the treatment of Respiratory Distress Syndrome in premature infants. Exosurf(R) is synthetic and is marketed by GlaxoSmithKline, plc, outside the United States and contains only phospholipids (the fats normally present in the lungs) and synthetic organic detergents and no stabilizing protein or peptides. Curosurf(R) is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta(R), marketed by the Ross division of Abbott Laboratories, Inc., is an extract of bovine lung that contains the cow version of surfactant protein B. Forrest Laboratories, Inc., markets its calf lung surfactant, Infasurf(R) in the United States for the treatment of Respiratory Distress Syndrome in premature infants. Although none of the four approved surfactants for Respiratory Distress Syndrome in premature infants is approved for Acute Lung Injury or Acute Respiratory Distress Syndrome in adults, which are significantly larger markets, there are a significant number of other potential therapies in development for the treatment of Acute Lung Injury/Acute Respiratory Distress Syndrome that are not surfactant-related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin. We believe that engineered humanized surfactants such as Surfaxin will be far less expensive to produce than the animal-derived products approved for the treatment of Respiratory Distress Syndrome in premature infants and will have no capability of transmitting the brain-wasting bovine spongiform encephalopathy (commonly called "mad-cow disease") or causing adverse immunological responses in young and older adults.

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

As of February 26, 2003, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 14% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

-- changes in the United States or foreign regulatory policy during the period of product development;

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

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the 12-month period ended December 31, 2002, the price of our common stock has ranged from $0.90 to $4.19. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ending December 31, 2002, the average daily trading volume in our common stock was approximately 50,072 shares and the average number of transactions per day was approximately 57. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of February 26, 2003, we had 32,856,526 shares of common stock outstanding. In addition, as of February 26, 2003, up to approximately 11,504,000 shares of our common stock were issuable on exercise of outstanding options and warrants.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information called for by Item 10 with respect to directors, executive officers and compliance with Section 16(a) of the Securities Act may be found in the sections captioned "Nominees for Election to the Board of Directors," "Executive Officers" " and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our definitive Proxy Statement and is hereby incorporated by reference to such Proxy Statement, which is expected to be filed within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by Item 11 is hereby incorporated by reference to the information in our definitive proxy statement under the heading "Executive Compensation," which is expected to be filed by us within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is hereby incorporated by reference to the information in our definitive proxy statement under the heading "Security Ownership of Directors, Officers and Certain Beneficial Owners," which is expected to be filed by us within 120 days after the close of our fiscal year.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Item 13 is hereby incorporated by reference to the information in our definitive proxy statement under the heading "Certain Relationships and Related Transactions," which is expected to be filed by us within 120 days after the close of our fiscal year.

ITEM 14. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date within 90 days before the filing date of this annual report, have concluded that as of the time of such evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this annual report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Annual Report. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

(b)   REPORTS ON FORM 8-K

We filed two Current Reports on Form 8-K during the three months ended December 31, 2002. A Current Report was filed on November 12, 2002, reporting our completion of a private placement of approximately 6.4 million shares of our common stock and approximately 2.8 million warrants to purchase our common stock. On December 19, 2002, a Current Report was filed reporting a delay in our ongoing Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults due to an interruption in the supply of Surfaxin caused by operational difficulties experienced by Akorn.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DISCOVERY LABORATORIES, INC.

Date:  March 31, 2003                  By:        /s/ Robert J. Capetola
       --------------                           --------------------------
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

             SIGNATURE                                   NAME & TITLE                               DATE
             ---------                                   ------------                               ----
 /s/ Robert J. Capetola
-------------------------------         Robert J. Capetola, Ph.D.                              March 31, 2003
                                        President and Chief Executive Officer

 /s/ John G. Cooper
-------------------------------         John G. Cooper                                         March 31, 2003
                                        Senior Vice President and Chief Financial Officer

 /s/ Cynthia Davis
-------------------------------         Cynthia Davis                                          March 31, 2003
                                        Vice President, Administrative Operations and
                                        Controller
                                        (Principal Accounting Officer)

 /s/ Herbert H. McDade, Jr.
-------------------------------         Herbert H. McDade, Jr.                                 March 31, 2003
                                        Chairman of the Board of Directors

 /s/ Marvin E. Rosenthale
-------------------------------         Marvin E. Rosenthale, Ph.D.                            March 31, 2003
                                        Director

 /s/ Max E. Link
-------------------------------         Max E. Link, Ph.D.                                     March 31, 2003
                                        Director

 /s/ Antonio Esteve
-------------------------------         Antonio Esteve, Ph.D.                                  March 31, 2003
                                        Director

                                 CERTIFICATIONS

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Capetola, certify that:

1. I have reviewed this annual report on Form 10-K of Discovery Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                         /s/ Robert J. Capetola
      --------------                         -----------------------------------
Robert J. Capetola, Ph.D.                        President and
                                                 Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John G. Cooper, certify that:

1. I have reviewed this annual report on Form 10-K of Discovery Laboratories, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                    /s/ John G. Cooper
      ---------------                    --------------------------------
                                             John G. Cooper
                                             Senior Vice President and
                                             Chief Financial Officer


                                               EXHIBIT INDEX

       EXHIBIT NO.                             DESCRIPTION
         2.1(1)           Agreement and Plan of Merger dated as of March 5, 1998, among Discovery, ATI Acquisition Corp. and Old
                          ATI.

         2.2(3)           Agreement and Plan of Reorganization and Merger, dated as of July 16, 1997, by and between Discovery and Old Discovery.

         3.1              Restated Certificate of Incorporation of Discovery, dated September 18, 2002.

         3.2(2)           By-laws of Discovery.

         3.3(10)          Certificate of Ownership Merging ATI Acquisition Corp., into Discovery.

         4.1(6)           Form of Class C Warrant.

         4.2(9)           Class E Warrant issued to PharmaBio.

         4.3(10)          Unit Purchase Option issued to Paramount Capital, Inc., in connection with the March 1999 private placement.

         4.4(14)          Form of Class F Warrant.

         4.5(15)          Form of Class G Warrant issued to PharmaBio.

         4.6(15)          Form of Class H Warrant issued to PharmaBio.

         4.7(15)          Form of Promissory Note issued to PharmaBio.

         4.8(23)          Form of Class I Warrant.

         4.9              Promissory Note issued to General Electric Capital Corporation

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

         10.4(4)+         Sublicense Agreement, dated as of October 28, 1996, between ATI, Johnson & Johnson, Inc., and Ortho
                          Pharmaceutical Corporation.


         10.5(2)          Restated 1993 Stock Option Plan of Discovery.

         10.6(2)          1995 Stock Option Plan of Discovery.

         10.7(22)         Amended and Restated 1998 Stock Incentive Plan of Discovery (amended as of September 13, 2002).

         10.8(6)          Indenture of Lease, dated as of July 1, 1998, between SLT1, LLC and Discovery Laboratories, Inc.

         10.9(12)         Amendment, dated as of September 15, 2000, to the Indenture of Lease dated as of July 1, 1998, between
                          SLT1, LLC and Discovery.

         10.10(6)         Registration Rights Agreement, dated as of June 16, 1998, among Discovery, JJDC and Scripps.

         10.11(6)         Stock Exchange Agreement, dated as of June 16, 1998, between Discovery and JJDC.

         10.12(12)        Employment Agreement, dated January 1, 2001, between Discovery and Robert J. Capetola, Ph.D.

         10.13(18)        Employment Agreement, dated as of June 16, 2001, between Discovery and Christopher J. Schaber.

         10.14(18)        Employment Agreement, dated as of June 16, 2001, between Discovery and Cynthia Davis.

         10.15(6)         Form of Intellectual Property and Confidential Information Agreement.

         10.16(6)         Form of Stock Purchase Agreement Under the 1998 Stock Incentive Plan of Discovery.

         10.17(8)         Notice of Grant of Stock Option.

         10.18(10)        Securities Purchase Agreement between Discovery and Laboratorios P.E.N., S.A., dated October 26, 1999.

         10.19(10)+       Research Funding and Option Agreement, dated as of March 1, 2000, between Discovery and Scripps.

         10.20(13)        Amended and Restated 1998 Stock Incentive Plan of Discovery, amended on June 15, 2001.

         10.21(18)        Employment Agreement, dated as of December 1, 2001, between Discovery and Ralph Niven, Ph.D.


         10.22(18)        Employment Agreement, dated as of December 11, 2001, between Discovery and John G. Cooper.

         10.23(18)        Employment Agreement, dated as of August 15, 2000, between Discovery and Deni M. Zodda, Ph.D.

         10.24(16)+       Commercialization Agreement, dated as of December 10, 2001, between Discovery and Quintiles.

         10.25(16)+       Investment and Commission Agreement, dated as of December 10, 2001, between Discovery and PharmaBio.

         10.26(16)        Common Stock and Warrant Purchase Agreement, dated as of December 10, 2001, between Discovery and
                          PharmaBio.

         10.27(16)+       Loan Agreement, dated as of December 10, 2001, between Discovery and PharmaBio.

         10.28(17)+       Sublicense and Collaboration Agreement, dated as of March 6, 2002, between Discovery and Laboratorios del Dr. Esteve ("Esteve").

         10.29(17)+       Supply Agreement, dated as of March 6, 2002, between Discovery and Esteve.

         10.30(17)        Common Stock Purchase Agreement, dated as of March 6, 2002, between Discovery and Esteve.

         10.31(19)        Form of Common Stock and Warrant Purchase Agreement, dated November 5, 2002, between Discovery and certain investors.

         10.32            Master Security Agreement, dated December 23, 2002, between Discovery and General Electric Capital
                          Corporation.

         10.33            Amendment, dated December 23, 2003, to the Master Security Agreement  between Discovery and General
                          Electric Capital Corporation.

         16.1(5)          Letter dated as of January 28, 1998, from Ernst & Young LLP to the Securities and Exchange Commission.

         16.2(11)         Letter dated January 9, 2001, from Eisner LLP, to the Securities and Exchange Commission.

         21.1(1)          Subsidiaries of Discovery.

         23.1             Consent of Eisner LLP.

         23.2             Consent of Ernst & Young LLP

         99.1             Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2             Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

-------------

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

(14) Incorporated by Reference to Discovery's Current Report on Form 8-K filed October 5, 2001.

(15) Incorporated by Reference to Discovery's Current Report on Form 8-K filed December 19, 2001.

(16) Incorporated by Reference to Discovery's Amended Current Report on Form 8-K/A filed January 14, 2002.

(17) Incorporated by Reference to Discovery's Current Report on Form 8-K filed March 8, 2002.

(18) Incorporated by Reference to Discovery's Annual Report on Form 10-KSB for the year ending December 31, 2001.

(19) Incorporated by Reference to Discovery's Current Report on Form 8-K filed November 12, 2002.

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS

    Reports of independent auditors                                                                                     F-2

    Balance sheets as of December 31, 2002 and December 31, 2001                                                        F-4

    Statements of operations for the years ended December 31, 2002, 2001 and 2000, and the
         period from May 18, 1993 (inception), through December 31, 2002                                                F-5

    Statements of changes in stockholders' equity for the period from May 18, 1993 (inception),
         through December 31, 2002                                                                                      F-6

    Statements of cash flows for the years ended December 31, 2002, 2001 and 2000, and the
         period from May 18, 1993 (inception), through December 31, 2002                                                F-8

    Notes to consolidated financial statements:

         Note 1 - The Company and Basis of Presentation                                                                 F-9

         Note 2 - Summary of Significant Accounting Policies                                                           F-10

         Note 3 - Investments                                                                                          F-11

         Note 4 - Note Receivable                                                                                      F-12

         Note 5 - Property and Equipment                                                                               F-12

         Note 6 - Income Taxes                                                                                         F-12

         Note 7 - License, Research Funding, and Commercialization Agreements                                          F-13

         Note 8 - Stockholders' Equity                                                                                 F-15

         Note 9 - Stock Options                                                                                        F-17

         Note 10 - Commitments                                                                                         F-19

         Note 11 - Related Party Transactions                                                                          F-19

         Note 12 - Selected Quarterly Financial Data (unaudited)                                                       F-20

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Discovery Laboratories, Inc.
Doylestown, Pennsylvania

We have audited the accompanying consolidated balance sheets of Discovery Laboratories, Inc. (a development stage enterprise) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, and for the period May 18, 1993 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period May 18, 1993 (inception) through December 31, 1999 include total revenues and net loss of $1,673,000 and $32,446,000, respectively. Our opinion on the consolidated statements of operations, stockholders' equity, and cash flows for the period May 18, 1993 (inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 1999, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Laboratories, Inc. (a development stage enterprise) at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period May 18, 1993 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2003

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Discovery Laboratories, Inc.
Doylestown, Pennsylvania

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Discovery Laboratories, Inc. and subsidiary's (a development stage company) for the period from May 18, 1993 (inception) through December 31, 1999. The consolidated statements of operations and cash flows are not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

                                                         /s/ Eisner LLP

New York, New York
February 25, 2000

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                              -----------------------------
                                                                   2002           2001
                                                              ------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents                                   $  8,538,000    $  3,758,000
  Available-for-sale marketable securities                      10,652,000      12,938,000
  Note receivable - current                                          2,000           2,000
  Prepaid expenses and other current assets                        325,000       1,580,000
                                                              ------------    ------------
    Total current assets                                        19,517,000      18,278,000

Property and equipment, net of accumulated depreciation          1,231,000         822,000
Note receivable, net of current portion                            195,000         197,000
Other assets                                                       119,000         768,000
                                                              ------------    ------------
    Total assets                                              $ 21,062,000    $ 20,065,000
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                       $  3,013,000    $  1,750,000
  Capitalized lease - current                                      189,000          44,000
                                                              ------------    ------------
    Total current liabilities                                    3,202,000       1,794,000

Deferred revenue                                                 1,393,000         615,000
Credit facility with corporate partner                           1,450,000              --
Capitalized lease, net of current portion                          256,000          33,000
                                                              ------------    ------------
    Total liabilities                                            6,301,000       2,442,000

Stockholders' Equity:
  Common stock, $.001 par value; 60,000,000 authorized;
    32,856,526 and 25,546,293 shares issued and outstanding
    at December 31, 2002 and 2001, respectively                     33,000          26,000
  Additional paid-in capital                                    87,463,000      73,163,000
  Unearned portion of compensatory stock options                   (95,000)       (264,000)
  Deficit accumulated during the development stage             (72,578,000)    (55,135,000)
  Treasury stock (at cost; 38,243 shares of
    common stock at December 31, 2002 and 2001)                   (239,000)       (239,000)
  Accumulated other comprehensive income                           177,000          72,000
                                                              ------------    ------------
     Total stockholders' equity                                 14,761,000      17,623,000
                                                              ------------    ------------
                                                              $ 21,062,000    $ 20,065,000
                                                              ============    ============

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              May 18, 1993
                                                                                               (inception)
                                                               Year Ended                        through
                                                              December 31,                     December 31,
                                                              ------------                    -------------
                                                 2002             2001             2000            2002
                                              ------------    ------------    ------------    ------------
Revenues:
  Research and development
    collaborative agreements                  $  1,782,000    $  1,112,000    $    741,000    $  3,840,000
                                              ------------    ------------    ------------    ------------
Expenses:
  Research and development                      14,347,000       8,007,000       7,494,000      42,717,000
  General and administrative                     5,458,000       5,067,000       5,145,000      23,425,000
  Write-off of acquired in-process
    research and development
    and supplies                                        --              --              --      13,508,000
                                              ------------    ------------    ------------    ------------
Total expenses                                  19,805,000      13,074,000      12,639,000      79,650,000
                                              ------------    ------------    ------------    ------------
Operating loss                                 (18,023,000)    (11,962,000)    (11,898,000)    (75,810,000)

Other income and expense:
  Interest income, dividends, realized
    gains, and other income                        724,000         842,000       1,042,000       4,076,000
  Minority interest in net loss of subsidiary           --              --              --          26,000
  Interest expense                                (144,000)        (26,000)         (5,000)       (188,000)
                                              ------------    ------------    ------------    ------------
Net loss                                      $(17,443,000)   $(11,146,000)   $(10,861,000)   $(71,896,000)
                                              ============    ============    ============    ============
Net loss per common share -
  basic and diluted                           $      (0.64)   $      (0.51)   $      (0.58)

Weighted average number of common
  shares outstanding -
  basic and diluted                             27,350,835      22,038,067      18,806,265

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
May 18, 1993 (Inception) Through December 31, 2002

                                                                                   Preferred Stock
                                                                     ------------------------------------------
                                                   Common Stock          Series B Stock       Series C Stock     Additional
                                                ------------------   ------------------------------------------    Paid-in
                                                  Shares    Amount     Shares     Amount   Shares      Amount      Capital
                                                ----------------------------------------------------------------------------
Issuance of common stock, May 1993                 440,720  $ 1,000                                              $     1,000

Expenses paid on behalf of the Company, 1993

Payment on stock subscriptions, 1995

Issuance of common stock, February 1995            143,016                                                             1,000

Expenses paid on behalf of the Company, 1995                                                                          18,000

Issuance of common stock, March 1996             1,070,175    1,000                                                    5,000

Issuance of private placement units
  August, October and November 1996                856,138    1,000    2,200,256   $ 2,000                        18,933,000

Issuance of common stock for cash and
  compensation, September 1996                      82,502                                                           42,000

Exercise of stock options,
  1996, 1997, 1998, 1999, 2000                     820,438                                                          587,000

Private placement expenses, 1997                                                                                    (11,000)

Issuance of common stock pursuant to
  Ansan Merger, November 1997                      546,433                                                         2,459,000

Accumulated dividends preferred stock, 1997

Issuance of common stock pursuant to
  ATI Merger, June 1998                          1,033,500    1,000                                                5,037,000

Fair value of Common Stock issuabe on
  Exercise of ATI options, 1998                                                                                    2,966,000

Series C preferred stock issued pursuant to
  ATI Merger, June 1998                                                                      2,039  $2,039,000

Accrued dividends payable on Series C
  Preferred stock at time of ATI Merger,
  1998                                                                                                 238,000

Common Stock issued in settlement of
  Series C preferred stock dividends, 1998          49,846                                            (204,000)      204,000

Common Stock and warrants in a private
  placement offering in March and April 1999       826,447    1,000                                                  999,000

Issuance of private placement units in July
  and August 1999 (net of offering costs)        2,024,792    2,000                                                2,231,000

Common Stock issued in connection with
  sublicense agreement, 1999                       317,164    1,000                                                  563,000

Series B preferred stock converted, 1998,
  1999, 2000                                     6,746,219    7,000   (2,200,256)   (2,000)                           (5,000)

Noncash exercise of private placement
  warrants, 1998                                     8,372

Common Stock issued in payment for services,
  1998, 1999, 2000                                  30,664                                                            94,000

Compensatory stock options granted                                                                                    37,000

Dividends payable on Series C preferred
  stock, 1998, 1999, 2000                                                                              444,000

Treasury stock acquired, 1998, 1999

Treasury stock issued in payment for
  services, 1998, 1999, 2000                                                                                          14,000

Unrealized gain (loss) on Available-for-sale marketable securities, 1998, 1999

Fair value of options granted, 1998                                                                                  142,000

Amortization of unearned portion of
  Compensatory stock options, 1998, 1999

Common placement warrant conversions, 2000          18,232

Preferred placement warrant conversions,
  2000                                              18,511

Exercise of class C & D warrant conversions,
  2000                                           2,536,911    3,000                                                3,792,000

Compensation charge on vesting of options
  and warrants, 2000                                                                                               2,330,000

Compensatory stock options and warrants
  granted, 2000                                                                                                      495,000

Series C preferred stock conversions, 2000         398,186                                  (2,039) (2,517,000)    2,517,000

Issuance of private placement units, 2000        2,902,846    3,000                                               17,440,000

Other comprehensive income - unrealized gain on marketable securities available-for-sale

Net loss, Inception through 12/31/00
                                               ------------ --------- ----------- --------- ------- ----------- -------------
Balance - December 31, 2000                     20,871,112  $ 21,000           0                                 $60,891,000
                                               ------------ --------- ----------- --------- ------- ----------- -------------
(carried forward)


                                                         Unearned      Deficit
                                                        Portion of    Accumulated
                                                       Compensatory     During        Treasury Stock
                                                           Stock      Development -------------------------
                                                          Options        Stage         Shares      Amount
                                                     -------------------------------------------------------
Issuance of common stock, May 1993

Expenses paid on behalf of the Company, 1993

Payment on stock subscriptions, 1995

Issuance of common stock, February 1995

Expenses paid on behalf of the Company, 1995

Issuance of common stock, March 1996

Issuance of private placement units
  August, October and November 1996

Issuance of common stock for cash and
  compensation, September 1996

Exercise of stock options,
  1996, 1997, 1998, 1999, 2000                                                        (31,743) $  (245,000)

Private placement expenses, 1997

Issuance of common stock pursuant to
  Ansan Merger, November 1997

Accumulated dividends preferred stock, 1997                          $  (238,000)

Issuance of common stock pursuant to
  ATI Merger, June 1998

Fair value of Common Stock issuabe on
  Exercise of ATI options, 1998

Series C preferred stock issued pursuant to ATI Merger, June 1998

Accrued dividends payable on Series C
  Preferred stock at time of ATI Merger,
  1998

Common Stock issued in settlement of
  Series C preferred stock dividends, 1998

Common Stock and warrants in a private
  placement offering in March and April 1999

Issuance of private placement units in July and August 1999 (net of offering costs)

Common Stock issued in connection with
  sublicense agreement, 1999

Series B preferred stock converted, 1998, 1999, 2000

Noncash exercise of private placement
  warrants, 1998

Common Stock issued in payment for services, 1998, 1999, 2000

Compensatory stock options granted                     $   (37,000)

Dividends payable on Series C preferred
  stock, 1998, 1999, 2000                                               (444,000)

Treasury stock acquired, 1998, 1999                                                   (33,750) $    (95,000)

Treasury stock issued in payment for
  services, 1998, 1999, 2000                                                           38,750       127,000

Unrealized gain (loss) on Available-for-sale marketable securities, 1998, 1999

Fair value of options granted, 1998                       (142,000)

Amortization of unearned portion of
  Compensatory stock options, 1998, 1999                   142,000

Common placement warrant conversions, 2000

Preferred placement warrant conversions,
  2000

Exercise of class C & D warrant conversions,
  2000

Compensation charge on vesting of options and warrants, 2000

Compensatory stock options and warrants
  granted, 2000                                           (310,000)

Series C preferred stock conversions, 2000

Issuance of private placement units, 2000

Other comprehensive income - unrealized gain on marketable securities available-for-sale

Net loss, Inception through 12/31/00                                 (43,307,000)
                                                       ------------ ------------- ------------ -------------
Balance - December 31, 2000                            $  (347,000) $(43,989,000)     (26,743) $   (213,000)
                                                       ------------ ------------- ------------ -------------
(carried forward)

                                                                Accumulated
                                                    Stock          Other
                                                Subscriptions  Comprehensive
                                                  Receivable        Loss         Total
                                                -----------------------------------------
Issuance of common stock, May 1993                 $  (2,000)               $        --

Expenses paid on behalf of the Company, 1993           1,000                      1,000

Payment on stock subscriptions, 1995                   2,000                      2,000

Issuance of common stock, February 1995               (1,000)                        --

Expenses paid on behalf of the Company, 1995                                     18,000

Issuance of common stock, March 1996                                              6,000

Issuance of private placement units
  August, October and November 1996                                          18,936,000

Issuance of common stock for cash and
  compensation, September 1996                                                   42,000

Exercise of stock options,
  1996, 1997, 1998, 1999, 2000                                                  342,000

Private placement expenses, 1997                                                (11,000)

Issuance of common stock pursuant to
  Ansan Merger, November 1997                                                 2,459,000

Accumulated dividends preferred stock, 1997                                    (238,000)

Issuance of common stock pursuant to
  ATI Merger, June 1998                                                       5,038,000

Fair value of Common Stock issuabe on
  Exercise of ATI options, 1998                                               2,966,000

Series C preferred stock issued pursuant to
  ATI Merger, June 1998                                                       2,039,000

Accrued dividends payable on Series C
  Preferred stock at time of ATI Merger,
  1998                                                                          238,000

Common Stock issued in settlement of
  Series C preferred stock dividends, 1998                                           --

Common Stock and warrants in a private
  placement offering in March and April 1999                                  1,000,000

Issuance of private placement units in July
  and August 1999 (net of offering costs)                                     2,233,000

Common Stock issued in connection with
  sublicense agreement, 1999                                                    564,000

Series B preferred stock converted, 1998,
  1999, 2000                                                                         --

Noncash exercise of private placement
  warrants, 1998                                                                     --

Common Stock issued in payment for services,
  1998, 1999, 2000                                                               94,000

Compensatory stock options granted                                                   --

Dividends payable on Series C preferred
  stock, 1998, 1999, 2000                                                            --

Treasury stock acquired, 1998, 1999                                             (95,000)

Treasury Stock issued in payment for
  services, 1998, 1999, 2000                                                    141,000

Unrealized gain (loss) on Available-for-sale
  marketable securities, 1998, 1999                                                  --

Fair value of options granted, 1998                                                  --

Amortization of unearned portion of
  Compensatory stock options, 1998, 1999                                        142,000

Common placement warrant conversions, 2000                                           --

Preferred placement warrant conversions,                                             --
  2000

Exercise of class C & D warrant conversions,
  2000                                                                        3,795,000

Compensation charge on vesting of options
  and warrants, 2000                                                          2,330,000

Compensatory stock options and warrants
  granted, 2000                                                                 185,000

Series C preferred stock conversions, 2000                                           --

Issuance of private placement units, 2000                                    17,443,000

Other comprehensive income - unrealized gain
  on marketable securities available-for-
  sale                                                              73,000       73,000

Net loss, Inception through 12/31/00                                        (43,307,000)
                                                 ------------ ------------- ------------
Balance - December 31, 2000                        $     --     $   73,000  $16,436,000
                                                 ------------ ------------- ------------
(carried forward)


DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
May 18, 1993 (Inception) Through December 31, 2002

                                                                                   Preferred Stock
                                                                     ------------------------------------------
                                                   Common Stock          Series B Stock       Series C Stock     Additional
                                                ------------------   ------------------------------------------    Paid-in
                                                  Shares    Amount     Shares     Amount   Shares      Amount      Capital
                                                ----------------------------------------------------------------------------
(brought forward)
                                               ------------ --------- ----------- --------- ------- ----------- -------------
Balance - December 31, 2000                     20,871,112    21,000          --         --      --         --   (60,891,000)
                                               ------------ --------- ----------- --------- ------- ----------- -------------
Comprehensive loss:

Net loss

Other comprehensive loss - unrealized loss on marketable securities available-for-sale

Total comprehensive loss

Exercise of stock options                            6,224                                                             2,000

Common Stock issued in payment for services         10,902                                                            42,000

Compensation charge on modifications of
  options                                                                                                            109,000

Compensatory stock options and warrants
  granted/earned                                                                                                     325,000

Common Stock issued in April 2001
  private financing                                296,560                                                           998,000

Common Stock and warrants issued in
October 2001 private financing                   3,562,759     4,000                                               7,256,000

Common Stock and warrants issued in
December 2001                                      791,905     1,000                                               3,540,000

Placement agent warrant exercise                     6,831

Purchase of Treasury Stock
                                               ------------ --------- ----------- --------- ------- ----------- -------------
Balance - December 31, 2001                     25,546,293  $ 26,000          --   $    --      --  $       --  $ 73,163,000
                                               ------------ --------- ----------- --------- ------- ----------- -------------
Comprehensive loss:

Net loss

Other comprehensive loss - unrealized loss on marketable securities available-for-sale

Total comprehensive loss

Exercise of stock options                           77,925                                                            60,000

Common Stock issued in lieu of payment for
  services                                           6,086                                                            26,000

Compensation charge on modification of
  options                                                                                                            171,000

Compensation charge on vesting of options
  and warrants                                                                                                        63,000

Common Stock issued in March 2002 private
  financing                                        821,862                                                         2,666,000

Private financing expenses                                                                                            (5,000)

Common Stock issued in November 2002 private
  financing                                      6,397,517     7,000                                              11,937,000

Change in value of Class H warrants                                                                                 (618,000)

Conversion of warrants                               6,843
                                               ------------ --------- ----------- --------- ------- ----------- -------------
Balance - December 31, 2002                     32,856,526  $ 33,000          --  $     --      --  $       --  $ 87,463,000
                                               ============ ========= =========== ========= ======= =========== =============


                                                         Unearned      Deficit
                                                        Portion of    Accumulated
                                                       Compensatory     During        Treasury Stock
                                                           Stock      Development -------------------------
                                                          Options        Stage         Shares      Amount
                                                     -------------------------------------------------------
(brought forward)
                                                       ------------ ------------- ------------ -------------
Balance - December 31, 2000                               (347,000)  (43,989,000)     (26,743)     (213,000)
                                                       ------------ ------------- ------------ -------------
Comprehensive loss:

Net loss                                                             (11,146,000)

Other comprehensive loss - unrealized loss on marketable securities available-for-sale

Total comprehensive loss

Exercise of stock options

Common Stock issued in payment for services

Compensation charge on modifications of
  options

Compensatory stock options and warrants
  granted/earned                                            83,000

Common Stock issued in April 2001
  private financing

Common Stock and warrants issued in
October 2001 private financing

Common Stock and warrants issued in
December 2001

Placement agent warrant exercise

Purchase of Treasury Stock                                                            (11,500)      (26,000)
                                                       ------------ ------------- ------------ -------------
Balance - December 31, 2001                             $ (264,000) $(55,135,000)     (38,243)  $  (239,000)
                                                       ------------ ------------- ------------ -------------
Comprehensive loss:

Net loss                                                             (17,443,000)

Other comprehensive loss - unrealized loss on marketable securities available-for-sale

Total comprehensive loss

Exercise of stock options

Common Stock issued in lieu of payment for services

Compensation charge on modification of
  options

Compensation charge on vesting of options
  and warrants                                             169,000

Common Stock issued in March 2002 private financing

Private financing expenses

Common Stock issued in November 2002 private financing

Change in value of Class H warrants

Conversion of warrants
                                                       ------------ ------------- ------------ -------------
Balance - December 31, 2002                             $  (95,000) $(72,578,000)     (38,243) $   (239,000)
                                                       ============ ============= ============ =============

                                                                Accumulated
                                                    Stock          Other
                                                Subscriptions  Comprehensive
                                                  Receivable        Loss         Total
                                                -----------------------------------------
(brought forward)
                                                 ------------  ------------ ------------
Balance - December 31, 2000                               --        73,000   16,436,000
                                                 ------------  ------------ ------------
Comprehensive loss:

Net loss                                                                    (11,146,000)

Other comprehensive loss - unrealized loss
  on marketable securities available-for-
  sale                                                              (1,000)      (1,000)
                                                                           -------------
Total comprehensive loss                                                    (11,147,000)

Exercise of stock options                                                         2,000

Common Stock issued in payment for services                                      42,000

Compensation charge on modifications of
  options                                                                       109,000

Compensatory stock options and warrants
  granted/earned                                                                408,000

Common Stock issued in April 2001
  private financing                                                             998,000

Common Stock and warrants issued in
October 2001 private financing                                                7,260,000

Common Stock and warrants issued in
December 2001                                                                 3,541,000

Placement agent warrant exercise                                                     --

Purchase of Treasury Stock                                                      (26,000)
                                                 ------------  ------------ ------------
Balance - December 31, 2001                      $        --  $     72,000   17,623,000
                                                 ------------  ------------ ------------
Comprehensive loss:

Net loss                                                                    (17,443,000)

Other comprehensive loss - unrealized loss
  on marketable securities available-for-
  sale                                                             105,000      105,000
                                                                           -------------
Total comprehensive loss                                                    (17,338,000)

Exercise of stock options                                                        60,000

Common Stock issued in lieu of payment for
  services                                                                       26,000

Compensation charge on modification of
  options                                                                       171,000

Compensation charge on vesting of options
  and warrants                                                                  232,000

Common Stock issued in March 2002 private
  financing                                                                   2,666,000

Private financing expenses                                                       (5,000)

Common Stock issued in November 2002 private
  financing                                                                  11,944,000

Change in value of Class H warrants                                            (618,000)

Conversion of warrants                                                               --
                                                 ------------  ------------ ------------
Balance - December 31, 2002                      $        --  $    177,000   14,761,000
                                                 ============ ============= ============


See notes to consolidated financial statements


DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              May 18, 1993
                                                                                                              (inception)
                                                                               Year Ended                        through
                                                                               December 31,                    December 31,
                                                                  2002            2001             2000           2002
                                                               ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(17,443,000)   $(11,146,000)   $(10,861,000)   $(71,896,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Write-off of acquired in-process research
        and development and supplies                                     --              --              --      13,508,000
      Write-off of licenses                                              --              --              --         683,000
      Depreciation and amortization                                 285,000         205,000         123,000         829,000
      Compensatory stock options                                    403,000         517,000       2,515,000       3,577,000
      Expenses paid using treasury stock and common stock            26,000          42,000          84,000         230,000
      Loss on sale of property                                           --              --           4,000           4,000
      Changes in:                                                        --
        Prepaid expenses, inventory and other current assets      1,255,000        (876,000)        492,000         836,000
        Accounts payable and accrued expenses                     1,263,000        (632,000)      1,957,000       2,880,000
        Other assets                                                 (2,000)        (18,000)         15,000         (23,000)
      Proceeds from research and development
        collaborative agreements                                  1,833,000              --         605,000       3,474,000
      Amortization of deferred revenue                           (1,055,000)       (791,000)       (790,000)     (2,636,000)
      Expenses paid on behalf of company                                 --              --              --          18,000
      Employee stock compensation                                        --              --              --          42,000
      Reduction of research and development supplies                     --              --              --        (161,000)
                                                               ------------    ------------    ------------    ------------
        Net cash used in operating activities                   (13,435,000)    (12,699,000)     (5,856,000)    (48,635,000)
                                                               ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (227,000)       (257,000)       (948,000)     (1,978,000)
  Proceeds from sale of property and equipment                           --              --         550,000         575,000
  Loan to related party                                                  --        (200,000)             --        (200,000)
  Related party loan payments received                                2,000           1,000              --           3,000
  Acquisition of licenses                                                --              --              --        (711,000)
  Purchase of marketable securities                              (8,569,000)    (10,676,000)    (11,514,000)    (52,504,000)
  Proceeds from sale or maturity of marketable securities        10,960,000       9,324,000              --      42,434,000
  Net cash payments on merger                                            --              --              --      (1,670,000)
                                                               ------------    ------------    ------------    ------------
        Net cash provided by (used in) investing activities       2,166,000      (1,808,000)    (11,912,000)    (14,051,000)
                                                               ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of securities, net of expenses          14,665,000      11,033,000      21,517,000      70,009,000
  Proceeds from credit facility                                   1,450,000              --              --       1,450,000
  Purchase of treasury stock                                             --         (26,000)             --        (121,000)
  Principal payments under capital lease obligation                 (66,000)        (23,000)        (15,000)       (114,000)
                                                               ------------    ------------    ------------    ------------
        Net cash provided by financing activities                16,049,000      10,984,000      21,502,000      71,224,000
                                                               ------------    ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              4,780,000      (3,523,000)      3,734,000       8,538,000
Cash and cash equivalents - beginning of period                   3,758,000       7,281,000       3,547,000              --
                                                               ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $  8,538,000    $  3,758,000    $  7,281,000    $  8,538,000
                                                               ============    ============    ============    ============
SUPPLEMENTARY DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest Paid:                                               $     88,000    $     26,000    $      5,000    $    132,000
NONCASH TRANSACTIONS:
  Class H warrants issued/revalued                             $   (618,000)   $    768,000    $         --    $    150,000
  Accrued dividends on Series C preferred stock                          --              --          36,000         682,000
  Series C preferred stock dividends paid using common stock             --              --              --         204,000
  Preferred Stock issued for inventory                                   --              --              --         575,000
  Equipment acquired through capitalized lease                      434,000          52,000              --         559,000
  Unrealized gain (loss) on marketable securities                   105,000          (1,000)         73,000         177,000

                                                                             F-8
See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Discovery Laboratories, Inc. (the "Company") is a late-stage specialty pharmaceutical company applying its humanized lung surfactant technology to develop potential novel respiratory therapies and products. Surfactants are substances that are produced naturally in the lungs and are essential to the lungs' ability to absorb oxygen and to maintain proper airflow through the respiratory system. The absence or depletion of surfactant is involved in a number of respiratory diseases.

The Company's humanized surfactant technology produces an engineered version of natural human lung surfactant and contains a peptide, sinapultide, that is designed to precisely mimic the essential human lung surfactant protein B (SP-B). The Company believes that this proprietary surfactant technology is the only surfactant technology presently available to potentially treat a broad range of respiratory diseases.

The Company's lead product, Surfaxin(R), is being developed initially for critical care patients with life-threatening respiratory disorders where there are few, if any, approved therapies. Surfaxin is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants, a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants, and a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults. Aerosolized formulations of the Company's humanized surfactant are presently being developed to potentially treat patients suffering from severe acute asthma and Acute Lung Injury, the Company's lead preclinical programs, as well as COPD, sinusitis, and upper airway disorders such as sleep apnea and otitis media (inner ear infection).

The Company is presently developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp. ("Quintiles") to commercialize Surfaxin in neonatal indications in the United States. The Company has also entered into a strategic alliance with Laboratorios del Dr. Esteve ("Esteve") to commercialize Surfaxin in Europe and Latin America. The Company intends to establish strategic alliances, where appropriate, for the development and commercialization of the Company's products in other indications and markets.

HISTORICAL FOUNDING TRANSACTIONS

The Company, formerly known as Ansan Pharmaceuticals, Inc. ("Ansan"), was incorporated in Delaware on November 6, 1992. In November 1997, Ansan merged (the "Ansan Merger") with Discovery Laboratories, Inc. ("Predecessor Discovery") in a transaction accounted for as a reverse acquisition with Predecessor Discovery as the acquirer for financial reporting purposes since its stockholders owned approximately 92% of the merged entity. The consolidated financial statements include the accounts of Ansan from November 25, 1997 (the date of acquisition).

In October 1996, the Company invested $7,500,000 in exchange for 600,000 shares of Series A preferred stock, of Acute Therapeutics, Inc., a Delaware Corporation ("ATI"). The stock represented 75% of the voting securities of ATI.

In June 1998, ATI was merged with and into the Company (the "ATI Merger"). Pursuant to the ATI Merger, each outstanding share of ATI's Common Stock was exchanged for 3.90 shares (the "ATI Exchange Ratio") of the common stock ("Common Stock"), par value $0.001 per share, of the Company; each share of ATI's Series B preferred stock was converted into one share of the Company's Series C preferred stock and all outstanding options to purchase ATI Common Stock were assumed by the Company and became exercisable for shares of the Common Stock on the basis of the ATI Exchange Ratio. Transaction costs of $216,000 were incurred associated with the ATI Merger. The value of the Common Stock issued to ATI's Common Stockholders plus the assumption of the outstanding ATI options and merger related costs has been attributed to in-process research and development upon management's evaluation and was recorded as an expense in connection with the ATI Merger. The accompanying consolidated financial statements include the accounts of the Company and ATI (through the date of its merger into the Company).

The Company currently maintains one subsidiary, which is inactive.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

MANAGEMENT'S PLANS AND FINANCINGS

The Company is a development stage company and has incurred substantial losses since inception. To date, the Company has funded its operations primarily through the issuance of equity and strategic alliances. The Company expects to continue to expend substantial amounts for continued product research, development, and commercialization activities for the foreseeable future. Management's plans with respect to funding this development are to secure additional equity, if possible, and to secure additional strategic alliances that will provide available cash funding for operations. Continuation of the Company is dependent on its ability to obtain additional financing and, ultimately, on its ability to achieve profitable operations. There is no assurance, however, that such financing will be available or that the Company's efforts ultimately will be successful.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      AVAILABLE-FOR-SALE MARKETABLE SECURITIES

      The investments are classified as available for sale and are comprised of shares of high quality fixed income commercial paper and mutual funds. Investments are carried at fair market value. Realized gains and losses are computed using the average cost of securities sold. Any appreciation/depreciation on these investments is recorded as other comprehensive income (loss) in the statements of changes in stockholders' equity until realized.

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

      LONG-LIVED ASSETS

      Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001 and was adopted by the Company in 2002. Under SFAS No. 144, the Company is required to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure any impairment loss as the difference between the carrying amount and the fair value of the asset. No impairment was recorded during the year ended December 31, 2002, as management of the Company believes the sum of its future undiscounted cash flows will exceed the carrying amount of the assets.

      RESEARCH AND DEVELOPMENT

      Research and development costs are charged to operations as incurred.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

      REVENUE RECOGNITION - RESEARCH AND DEVELOPMENT COLLABORATIVE AGREEMENTS

      The Company received nonrefundable fees from companies under license, sublicense, collaboration and research funding agreements. The Company initially records such funds as deferred revenue and recognizes research and development collaborative contract revenue when the amounts are earned, which occurs over a number of years as the Company performs research and development activities. See Note 7 - License, Research Funding, and Commercialization Agreements for a detailed description of the Company's revenue recognition methodology under these agreements.

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

      STOCK-BASED COMPENSATION

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans and to provide the required SFAS No. 123 disclosures. See Note 9 - Stock Options.

      NET LOSS PER COMMON SHARE

      Net loss per common share is computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share", and is based on the weighted average number of common shares outstanding for the periods. For the years ended December 31, 2002, 2001 and 2000, 4,032,000, 5,211,000 and 2,891,000 common shares, respectively, are potentially issuable upon the exercise of certain of the Company's stock options and warrants and are not included in the calculation of net loss per share as the effect would be anti-dilutive.

      RECLASSIFICATION

      Certain prior year balances have been reclassified to conform with the current presentation. The reclassification had no effect on net income.

NOTE 3 - INVESTMENTS

The available-for-sale marketable securities are as follows:

                                                         December 31,
                                              --------------------------------
                                                   2002              2001
                                              -------------      -------------
Cost                                          $  10,475,000      $ 12,866,000
Gross unrealized gain                               178,000           131,000
Gross unrealized loss                                (1,000)          (59,000)
                                              -------------      ------------
Estimated fair value                          $  10,652,000      $ 12,938,000
                                              =============      ============

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 4 - NOTE RECEIVABLE

Note receivable pertains to a $200,000, 7% per annum mortgagor's note due from a vice president of the Company. This note is secured by a mortgage agreement dated July 24, 2001. The note calls for monthly payments of principal and interest over a 360-month period. The principal balance outstanding at December 31, 2002 and 2001 was approximately $197,000 and $199,000, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002 and 2001 was comprised of the following:

                                                          December 31,
                                                  --------------------------
                                                     2002             2001
                                                  ----------      ----------
Leashold Improvements                             $  144,000      $  144,000
Furniture                                            239,000         189,000
Equipment                                          1,600,000         989,000
                                                  ----------      ----------
                                                   1,983,000       1,322,000
Less accumulated depreciation                        752,000         500,000
                                                  ----------      ----------
                                                  $1,231,000      $  822,000
                                                  ==========      ==========

The equipment balance at December 31, 2002 and 2001 includes $559,000 and $125,000, respectively, of property subject to a capital lease. The related accumulated depreciation was $57,000 and $26,000 at December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company had construction commitments outstanding totaling approximately $188,000 related to the enhancement of manufacturing capabilities for Surfaxin.

NOTE 6 - INCOME TAXES

Since its inception, the Company has never recorded a provision or benefit for Federal and state income taxes.

The reconciliation of the income tax benefit computed at the Federal statutory rates to the Company's recorded tax benefit for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                                 December 31,
                                                -----------------------------------------
                                                    2002          2001           2000
                                                -----------    -----------    -----------
Income tax benefit, statutory rates             $ 5,938,000    $ 3,783,000    $ 3,652,000
State taxes on income, net of federal benefit     1,088,000        698,000        836,000
Research and development tax credit                 274,000         90,000         85,000
Other                                              (755,000)         3,000        (95,000)
                                                -----------    -----------    -----------
Income tax benefit                                6,545,000      4,574,000      4,478,000
Valuation allowance                              (6,545,000)    (4,574,000)    (4,478,000)
                                                -----------    -----------    -----------
Income tax benefit                              $        --    $        --    $        --
                                                ===========    ===========    ===========

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, at December 31, 2002 and 2001, are as follows:

                                                  December 31,
                                         -----------------------------
                                              2002           2001
                                         ------------    -------------
Long-term deferred tax assets:
  Net operating loss carryforwards
    (federal and state)                  $ 25,526,000    $ 19,275,000
  Research and development tax credits      1,225,000         846,000
  Capitalized research and development        222,000         268,000
                                         ------------    ------------
Total long-term deferred tax assets        26,973,000      20,389,000
                                         ------------    ------------
Long-term deferred tax liabilities:
  Property and equipment                     (108,000)        (69,000)
                                         ------------    ------------
Net deferred tax assets                    26,865,000      20,320,000
Less: valuation allowance                 (26,865,000)    (20,320,000)
                                         ------------    ------------
                                         $         --    $         --
                                         ============    ============

The Company was in a net deferred tax asset position at December 31, 2002 and 2001 before the consideration of a valuation allowance. Due to the fact that the Company is in the development stage and has never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured.

At December 31, 2002 and 2001, the Company had available carryforward net operating losses for Federal tax purposes of approximately $65,112,000 and $47,496,000, respectively, and a research and development tax credit carryforward of $1,225,000 and $846,000, respectively. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021. Additionally, at December 31, 2002 and 2001, the Company had available carryforward losses of approximately $51,385,000 and $43,244,000, respectively, for state tax purposes. The utilization of the Federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue Code. Certain state carryforward net operating losses are also subject to annual limitations.

The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to the write-off of the acquired in-process research and development and supplies, which were not deducted for tax purposes.

NOTE 7 - LICENSE, RESEARCH FUNDING, AND COMMERCIALIZATION AGREEMENTS

In March 2002, the Company expanded its existing alliance with Esteve to develop, market and sell Surfaxin throughout Europe and Latin America. In connection with this new Esteve collaboration, Esteve purchased 821,862 shares of Common Stock for an aggregate consideration of $4 million (at a 50% premium over the average closing price for the 30 days prior to the closing date) and paid the Company a non-refundable licensing fee of $500,000. Esteve agreed to provide certain commercialization services for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients. The Company has agreed to an exclusive supply agreement which provides that Esteve will purchase from the Company all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve has also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for Acute Lung Injury/Acute Respiratory Distress Syndrome indications. Further, Esteve also agreed to make certain milestone payments to the Company upon the attainment of European marketing regulatory approval of Surfaxin.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

In October 1999, the Company granted an exclusive license to Esteve to commercialize and sell Surfaxin within Central and South America, Mexico and certain Southern European countries (with an option to include Italy). This license was terminated and superseded by the collaboration entered into with Esteve in March 2002, discussed above. In connection with this exclusive license, the Company received a nonrefundable license fee of $375,000, an additional $375,000 in advance for Surfaxin supplied for certain clinical trials to be conducted in the licensed territory; and Esteve agreed to reimburse certain research and development expenditures borne by the Company in conducting such clinical trials. In addition, an affiliate of Esteve invested $850,000 in the Company in exchange for Common Stock issued at a 50% premium over the ten-day average closing price preceding the closing of the investment; the Company has accounted for the premium as additional license fees amounting to $286,000.

The Company has accounted for the license fees (including the $286,000 premium paid for Common Stock), the reimbursement of research and development expenditures, and the advance payment for Surfaxin received from Esteve to be used in clinical trials as deferred revenue. The balance in deferred revenue at December 31, 2002 relates entirely to the license agreement with Esteve for which the Company will recognize revenue using a straight line method through the anticipated date of FDA approval for the first Surfaxin neonatal indication.

On December 10, 2001, the Company entered into a collaboration arrangement with Quintiles and its affiliate, PharmaBio Development, Inc. ("PharmaBio"), whereby Quintiles will provide pre- and post-launch marketing services for the commercialization of Surfaxin for Respiratory Distress Syndrome in premature infants and/or for Meconium Aspiration Syndrome in full-term infants in the United States. In connection therewith, the Company issued to PharmaBio for aggregate consideration of $3 million: (i) 791,905 shares of Common Stock; (ii) Class G warrants to purchase 357,143 shares of Common Stock at an exercise price equal to $3.485 per share; and (iii) Class H warrants to purchase 320,000 shares of Common Stock at an exercise price equal to $3.03 per share.

PharmaBio also committed to provide the Company with a secured revolving credit facility (the "Credit Facility"), primarily for use to pay pre-launch marketing services to be provided by Quintiles, subject to the Company satisfying certain conditions, for up to $8.5 million, which may be increased to $10 million in specified circumstances. To the extent the Credit Facility availability is increased to greater than $8.5 million, for each $1 million dollar increase, the amount of shares of Common Stock issuable pursuant to the Class H warrants will be increased by approximately 38,000 shares. Principal amounts owed under the Credit Facility may be paid out of the proceeds of milestone payments to be paid by PharmaBio to the Company at certain intervals upon the achievement of certain corporate milestones by the Company. At December 31, 2002, $1,450,000 was outstanding under the Credit Facility. At December 31, 2001, no amounts were outstanding.

The Company and Ortho Pharmaceuticals, Inc., a wholly-owned subsidiary of Johnson & Johnson, Inc., are parties to an agreement granting an exclusive license of the Surfaxin technology to the Company in exchange for certain license fees ($200,000 of which was paid in November 1996), milestone payments aggregating $2,750,000 and royalties.

The Company and The Scripps Research Institute ("Scripps") are parties to a research funding and option agreement which expires in February 2005, subject to termination by the Company at any time with 90 days prior notice. Pursuant to this agreement, the Company is obligated to fund a portion of Scripps' research efforts and thereby has the option to acquire an exclusive worldwide license to the technology developed from the research program during the term of the agreement. Scripps owns all of the technology that it developed pursuant to work performed under the agreement. To the extent the Company does not exercise its option to technology developed under the agreement, the Company has the right to receive 50% of the net royalty income received by Scripps for inventions that are jointly developed under the agreement. Payments to Scripps under this agreement were $572,000, $508,000 and $468,000 in 2002, 2001 and 2000, respectively.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 8 - STOCKHOLDERS' EQUITY

2002 PRIVATE PLACEMENT

In November 2002, the Company received approximately $11.9 million in net proceeds from the sale of 6,397,517 shares of Common Stock and 2,878,883 Class I warrants to purchase Common Stock at an exercise price of $2.425 per share. The Class I warrants are exercisable through November 5, 2007. In connection with this private placement, the placement agent received fees of approximately $766,000. As of December 31, 2002, all of the Class I warrants remain unexercised.

2001 PRIVATE PLACEMENTS

In October 2001, the Company received approximately $7.3 million in net proceeds from the sale of 3,562,759 shares of Common Stock and 712,553 Class F warrants to purchase Common Stock at an exercise price of $2.365 per share. The Class F warrants are exercisable through September 30, 2006. In connection with this private placement, the placement agent received fees of approximately $360,000 and warrants to purchase 164,911 shares of Common Stock at $2.394 per share. All of the warrants remain unexercised as of December 31, 2002.

In April 2001, the Company received approximately $1 million in proceeds in a private placement sale of 296,560 shares of Common Stock to a limited partnership.

2000 PRIVATE PLACEMENT

In March 2000, the Company received approximately $17,500,000 in net proceeds from the sale of 2,902,846 shares of Common Stock and 580,567 Class E warrants to purchase shares of Common Stock at an exercise price of $7.38 per share in a private placement offering. The Class E warrants of the Company are exercisable through March 2005. In connection with this private placement, the placement agent received fees of approximately $1,321,000 and warrants to purchase 348,341 shares of Common Stock at $8.113 per share. All of the warrants remain unexercised as of December 31, 2002.

1999 PRIVATE PLACEMENTS

During March and April 1999, the Company raised $1.0 million in a private placement offering of 826,447 shares of Common Stock and 569,026 Class C warrants to purchase Common Stock at an exercise price of $2.15 per share. The Class C warrants are exercisable through April 2006. As of December 31, 2002, approximately 57,000 Class C warrants remain unexercised.

In July 1999, the Company raised approximately $2,233,000 in net proceeds (net of offering costs of approximately $217,000) from the sale of 2,024,792 shares of Common Stock and 2,024,792 Class D warrants to purchase shares of Common Stock at an exercise price of $1.33 per share in a private placement offering. All Class D warrants have been exercised. The placement agent received fees of 7% of the gross proceeds, reimbursement of certain expenses and an option to purchase approximately 405,000 shares of Common Stock at $1.33 per share. As of December 31, 2002, approximately 395,000 options issued to the placement agent remain unexercised.

1996 PRIVATE PLACEMENT

In 1996, in a private placement offering, the Company sold securities which converted in the Ansan Merger into 2,200,256 shares of Series B convertible preferred stock of the Company and 856,138 shares of Common Stock. Net proceeds from the private placement approximated $19,000,000. Pursuant to the terms of the offering, on December 1, 1998, the conversion rate was adjusted whereby each share of preferred stock was convertible at the option of the holders into 3.11 shares of Common Stock. Conversions took place at various dates and on March 14, 2000, all of the remaining Series B shares were converted into 4,766,000 shares of Common Stock of the Company.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

The placement agent for the offering received approximately $2,860,000 in cash plus warrants which, pursuant to the Ansan Merger gave the holders thereof the right to acquire 220,025 shares of Series B preferred stock (which as a result of the conversion of the Series B preferred stock were convertible into 685,000 shares of Common Stock) at a price of $11 per share, through November 8, 2006, and to acquire 85,625 shares of Common Stock at a price of $0.64 per share through November 8, 2006. As of December 31, 2002, approximately 47,000 warrants were outstanding.

COMMON SHARES RESERVED FOR ISSUANCE

As of December 31, 2002 and 2001, the Company has reserved shares of Common Stock for issuance upon exercise of options and warrants as follows:

                                                           December 31,
                                                     ----------------------
                                                       2002         2001
                                                     ---------    ---------
Stock option plans                                   4,908,000    4,275,000
Placement agent and underwriter warrants             1,610,000    1,619,000
Class C warrants (1999 private placement)               57,000       57,000
Class E warrants (2000 private placement)              581,000      581,000
Class F warrants (2001 private placement)              713,000      713,000
Class G warrants (2001 Quintiles Alliance)             357,000      357,000
Class H warrants (2001 Quintiles Credit Facility)      565,000      565,000
Class I warrants (2002 private placement)            2,879,000           --
Other warrants                                          75,000      115,000
                                                    ----------   ----------
                                                    11,745,000    8,282,000
                                                    ==========   ==========

TREASURY STOCK/COMMON STOCK ISSUED FOR SERVICES

In 1998, the Company's Board of Directors ("Board of Directors") approved a stock repurchase program wherein the Company could buy its own shares from the open market and use such shares to settle indebtedness. Such shares are accounted for as treasury stock.

During 2002, the Company did not acquire, nor did it issue, any Common Stock accounted for as treasury stock.

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

NOTE 9 - STOCK OPTIONS

In March 1998, the Company adopted its 1998 Stock Incentive Plan which includes three equity programs (the "1998 Plan"). Under the Discretionary Option Grant Program, options to acquire shares of the Common Stock may be granted to eligible persons who are employees, non-employee directors, consultants and other independent advisors. Pursuant to the Stock Issuance Program, such eligible persons may be issued shares of the Common Stock. Under the Automatic Option Grant Program, eligible non-employee directors will automatically receive option grants at periodic intervals at an exercise price equal to the fair market value per share on the date of the grant. Options granted under the 1998 Plan expire no later than ten years from the date of the grant.

The 1998 Plan was successively amended at each of the Annual Meeting of Stockholders for the years 2002, 2001 and 2000, to increase the maximum number of shares of Common Stock reserved for issuance over the term of the plan by 1,000,000 shares, 1,150,000 shares and 799,041 shares, respectively. After giving effect to these amendments, there are currently 5,150,000 shares of Common Stock reserved for issuance over the term of the plan. In addition, in 2002 the Board of Directors approved amendments to the 1998 Plan that (i) increased the exercise price of options granted to non-employee directors pursuant to the Automatic Option Grant Program from 60% of the fair market value per share on the date of the grant to 100% of such fair market value and (ii) removed the Plan Administrator's authority to effect the cancellation and regrant of any outstanding options under the Discretionary Option Grant Program.

The Company applies APB 25 in accounting for stock options and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying Common Stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for each of the years ended December 31, 2002, 2001 and 2000 would have been approximately $18,586,000 or $0.68, $13,455,000 or $0.61 per share and
$14,092,000 or $0.75 per share per share, respectively. The weighted average fair value of the options granted are estimated at $1.15, $1.93 and $3.40 per share, respectively, for the years ended December 31, 2002, 2001 and 2000, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, volatility of 95%, 118% and 130%, respectively, risk-free interest rate of 2.5%, 4% and 6%, respectively and expected life of three and a half years.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Additional information with respect to the stock option activity is summarized as follows:


                                                                                                 Weighted Average
                                                                           Weighted Average         Remaining
                                   Price Per Share        Shares            Exercise Price       Contractual Life
                                   ---------------        ------           ----------------      ----------------
Balance at January 1, 2000         $0.0026 - $7.00       2,479,653               $2.27            7.930 years
  Options granted                    1.66 - 7.00         1,187,000                4.36
  Options exercised                  0.08 - 4.44          (532,059)               0.98
  Options forfeited                     0.32               (39,000)               0.32
                                                         ---------
Balance at December 31, 2000       0.0026 - 7.00         3,095,594                3.39            8.330 years
  Options granted                    2.10 - 5.25         1,279,000                2.58
  Options exercised                 0.3205 - 0.87           (6,224)               0.47
  Options forfeited                  2.10 - 5.19           (92,983)               4.01
                                                         ---------
Balance at December 31, 2001        0.0026 - 7.00        4,275,387                3.16            8.018 years
  Options granted                    1.26 - 3.65         1,131,000                1.79
  Options exercised                 0.0821 - 2.10          (77,925)               0.77
  Options forfeited                 0.3205 - 7.00         (420,778)             3.3379
                                                         ---------
Balance at December 31, 2002        0.0026 - 5.375       4,907,684                2.86            7.550 years
                                                         =========

The following table provides further detail with regard to the options outstanding and exercisable at December 31, 2002:

                                           Weightd            Weighted Average
                                        Average Price             Remaining
Price per share         Shares             per Share          Contractual Life
---------------         ------          --------------        ----------------
$0.0026 - $2.00        1,579,689            $1.44                8.20 years
$2.01 - $4.00          1,780,845            $2.63                8.27 years
$4.00 - $6.00          1,547,150            $4.62                6.74 years

The following table pertains to options granted and exercisable at less than fair value:


                                        Year Ended             Year Ended          Year Ended
                                    December 31, 2002      December 31, 2001   December 31, 2000
                                    -----------------      -----------------   -----------------
Weighted average exercise price         $2.00                  $2.11                $1.94
Weighted average fair value             $3.33                  $3.53                $3.24

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

Included in the options outstanding at December 31, 2001, are options to purchase 123,200 shares of Common Stock (at an exercise price of $4.44) granted during 1998, which vest upon the Company achieving specified milestones and expire in June 2008. In December 2002, the related milestones were achieved.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

In December 2002, the Board of Directors approved the issuance of options to management to purchase up to 800,000 shares of Common Stock at an exercise price of $2.75 per share. Such options are expressly subject to the requisite approval of the Company's shareholders, obtained no later than the Company's Annual Meeting of Shareholders for 2003, for an amendment to the 1998 Plan authorizing an increase in the number of shares issuable under the plan in an amount equal to or greater than the aggregate amount of such options. Accordingly, such options are not included in the options outstanding at December 31, 2002. Provided the shareholders of the Company approve such amendment, such options shall vest in their entirety upon the fourth anniversary of the date of grant or at such earlier time, if ever, upon the receipt by the Company of a New Drug Application (NDA) approval by the United States Food and Drug Administration for Surfaxin for either Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants, or Acute Respiratory Distress Syndrome in adults.

NOTE 10 - COMMITMENTS

At December 31, 2002, the Company had employment agreements with six officers providing for an aggregate annual salary of $1,249,000. The agreements expire on various dates through December 2005. The Company also had employment agreements with two other executives that provide for an aggregate annual salary of $393,000. The agreements expire on various dates through July 2003. All of the foregoing agreements provide for the issuance of annual bonuses and the granting of options subject to approval by the Board of Directors.

The Company leases office and laboratory space in Doylestown, Pennsylvania under leases which expire in September 2004 and September 2005. Additionally, the Company leases office and laboratory space in Redwood City, California and office space in Windsor, United Kingdom. Payments made under these leases for the years ended December 31, 2002, 2001 and 2000 were $481,000, $273,000 and
$170,000, respectively. Aggregate future minimum annual rents for these leases are as follows:

      2003                               $  528,000
      2004                                  462,000
      2005                                  274,000
      2006                                   28,000
                                         ----------
                                         $1,292,000
                                         ==========

The Company entered into agreements to lease laboratory and office equipment, which are being accounted for as capital leases. Future minimum lease payments for these leases are as follows:

      2003                                      $230,000
      2004                                       168,000
      2005                                       115,000
                                                --------
                                                 513,000
      Less amounts repressenting interest        (68,000)
                                                --------
                                                $445,000
                                                ========

NOTE 11 - RELATED PARTY TRANSACTIONS

In November 2001, the Company entered into an agreement with Clinical Data Management, Inc. (CDM), replacing an earlier similar agreement, to perform duties associated with processing data for the Company's ongoing clinical trials. Such agreement expired on November 14, 2002 pursuant its terms and the Company has not entered into any further

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

arrangements with CDM. CDM is wholly-owned by the spouse of the Company's President and Chief Executive Officer. Payments made to CDM and its owner for the years ended December 31, 2002, 2001 and 2000 were approximately $289,000, $221,000 and $111,000, respectively.

In March 2002, the Company expanded its existing relationship with Esteve by entering into an agreement to expand the territory covered by the collaboration arrangement entered into with Esteve in October 1999. Pursuant to this agreement, Esteve purchased 821,862 shares of the Company's Common Stock at $4.867 per share for $4 million in cash and paid a non-refundable licensing fee of $500,000. A member of the Company's board of directors is an executive officer of Esteve.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains unaudited statement of operations information for each quarter of 2002 and 2001. The operating results for any quarter are not necessarily indicative of results for any future period.

2002 Quarters Ended:

                                                                                   (in thousands, except per share data)
                                                Mar. 31         June 30        Sept. 30         Dec. 31        Total Year
                                               --------        --------        --------        --------        ----------
  Revenues from collaborative agreements       $    237        $    783        $    368        $    394        $  1,782
                                               --------        --------        --------        --------        --------
  Operating Expenses:                                                                                                --
    Research and development                      2,605           3,721           3,475           4,546          14,347
    General and administrative                    1,132           1,538           1,633           1,155           5,458
                                               --------        --------        --------        --------        --------
        Total expenses                            3,737           5,259           5,108           5,701          19,805
                                               --------        --------        --------        --------        --------
  Operating loss                                 (3,500)         (4,476)         (4,740)         (5,307)        (18,023)
  Other income and expense                          130             189             211              50             580
                                               --------        --------        --------        --------        --------
  Net loss                                     $ (3,370)       $ (4,287)       $ (4,529)       $ (5,257)       $(17,443)
                                               ========        ========        ========        ========        ========
  Net loss per common share -
    basic and diluted                          $  (0.13)       $  (0.16)       $  (0.17)       $  (0.17)       $  (0.64)
  Weighted average number of common
    shares outstanding                           25,834          26,394          26,441          30,717          27,351

2001 Quarters Ended:

                                                                                    (in thousands, except per share data)
                                                Mar. 31         June 30        Sept. 30         Dec. 31        Total Year
                                               --------        --------        --------        --------        ----------
  Revenues from collaborative agreements       $    456        $    262        $    197        $    197        $  1,112
                                               --------        --------        --------        --------        --------
  Operating Expenses:
    Research and development                      1,762           2,049           1,921           2,275           8,007
    General and administrative                    1,055             984             733           2,295           5,067
                                               --------        --------        --------        --------        --------
        Total expenses                            2,817           3,033           2,654           4,570          13,074
                                               --------        --------        --------        --------        --------
  Operating loss                                 (2,361)         (2,771)         (2,457)         (4,373)        (11,962)
  Other income and expense                          301             416             (62)            161             816
                                               --------        --------        --------        --------        --------
    Net loss                                   $ (2,060)       $ (2,355)       $ (2,519)       $ (4,212)       $(11,146)
                                               ========        ========        ========        ========        ========
  Net loss per common share -
    basic and diluted                          $  (0.10)       $  (0.11)       $  (0.12)       $  (0.17)       $  (0.51)
  Weighted average number of common
    shares outstanding                           20,872          21,075          21,188          25,017          22,038