Form 10-K/A
period 2002-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2003-04-30
CIK 946486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

      |X| Amendment No. 1 to Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant computed using the closing price of common equity as reported on NASDAQ SmallCap Market under the symbol DSCO on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $69 million. For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of this Amendment No. 1 to the Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder that has informed the registrant by February 26, 2003 that it is the beneficial owner of 10% or more of the outstanding shares of Common Stock of the registrant.

As of April 28, 2003, 32,856,526 shares of the registrant's Common Stock were outstanding.

                       Explanatory Note to Amendment No. 1

The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, previously filed with the Securities and Exchange Commission (the "Annual Report"), solely for the purpose of including Items 10-13 of Part III. Other than the addition of Items 10-13 in the Form 10-K, the Annual Report on Form 10-K (the "Original 10-K") filed on March 30, 2003, is not being amended or updated in any respect.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risks Related to Our Business" in the Original 10-K and elsewhere in, or incorporated by reference into, this report. Other risks and uncertainties include, but are not limited to the risk that financial conditions may change, risks relating to the progress of the Company's research and development, the risk that the Company will not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for our aerosol and Surfactant Replacement Therapies), risks relating to the lack of sufficient drug product for completion of any of the Company's clinical studies, risks relating to the development of competing therapies and/or technologies by other companies, the adequacy of the Company's financial resources to execute its business plan, and other risk factors detailed in the Company's other filings with the Securities and Exchange Commission. The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable. Except to the extent required by applicable laws or rules, the Company does not undertake any obligation or duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Company

Name                          Age   Position with the Company
----                          ---   -------------------------

Robert J. Capetola, Ph.D.      53   Director, Chief Executive Officer

Antonio Esteve, Ph.D.          45   Director

Max E. Link, Ph.D.             62   Director

Herbert H. McDade, Jr.         76   Director, Chairman of the Board of Directors

Marvin E. Rosenthale, Ph.D.    69   Director

Robert J. Capetola, Ph.D. has served as President, Chief Executive Officer and a Director of the Company since 1998. From October 1996 to 1998, Dr. Capetola served as Chairman and Chief Executive Officer of Acute Therapeutics, Inc. ("ATI"), which was a majority-owned subsidiary of the Company. From February 1994 to May 1996, Dr. Capetola was the President and served on the board of directors of Delta Biotechnology, a subsidiary of Ohmeda Pharmaceutical Products Division, a division of The BOC Group ("Ohmeda"). From December 1992 to September 1996, Dr. Capetola served as Vice President of Research and Development at Ohmeda. He served on Ohmeda's operating board and was responsible for all aspects of Ohmeda's research and development, including preclinical research and development, clinical development, biometrics and regulatory affairs. From 1977 to 1992, Dr. Capetola held a variety of positions at Johnson & Johnson Pharmaceutical Research Institute, including Senior Worldwide Director of Experimental Therapeutics. Dr. Capetola received his B.S. from the Philadelphia College of Pharmacy & Science and his Ph.D. in pharmacology from Hahnemann Medical College.

Antonio Esteve, Ph.D. has served as a Director of the Company since May 2002. Dr. Esteve has been with Laboratorios del Dr. Esteve, S.A. ("Esteve") since 1984 and is currently a member of the Executive Committee of Esteve and Director of Scientific and Commercial Operations. He currently serves as an elected member of the Advisory Board for research and development of the Spanish Ministry of Science and Technology. From 1998 to 2001 he served as Chairman of the Advisory Committee on Trade and Economics of the International Federation of Pharmaceutical Manufacturers Association (IFPMA). Since 1986, Dr. Esteve has served as Professor at the Autonomous University of Barcelona, School of Pharmacy. In 1982 Dr. Esteve was employed by McNeil Pharmaceutical where he specialized in pharmaceutical marketing. Dr. Esteve holds a Ph.D. in Pharmaceutical Science and a degree in Pharmacy from the University of Barcelona, Faculty of Pharmacy.

Max E. Link, Ph.D. has served as a Director of the Company since October 1996. He also served as a Director of ATI from October 1996 to 1998. Dr. Link has held a number of executive positions with pharmaceutical and health care companies. He currently serves on the boards of directors of eight other publicly-traded life science companies:
Alexion Pharmaceuticals, Inc., Celsion Corporation, Protein Design Labs, Inc., Human Genome Sciences, Inc., Cell Therapeutics, Inc., Columbia Laboratories, Inc., CytRx Corporation and Access Pharmaceuticals, Inc. From May 1993 until June 1994, Dr. Link was Chief Executive Officer of Corange Limited, the parent company of Boehringer Mannheim and DePuy Acromed, Inc. Prior to that time, he served in a number of positions within Sandoz Pharma, Ltd., including Chief Executive Officer from 1987 until April 1992, and Chairman from April 1992 until May 1993. Since March 2002, Dr. Link has been serving as Chairman of Centerpulse, Ltd.

Herbert H. McDade, Jr. has served as a Director of the Company since June 1996 and as its Chairman since June 2000. Mr. McDade is the Chairman of Access Pharmaceuticals, Inc., and a member of the board of directors of one other publicly-held company, CytRx Corporation. Mr. McDade was employed by the Upjohn Company for 20 years, served for 14 years as President of Revlon Health Care Pharmaceuticals and Revlon Health Care International, and served as Chairman and President of Armour Pharmaceutical Company from 1986 to 1990.

Marvin E. Rosenthale, Ph.D. has served as a Director of the Company since 1998 and was a Director of ATI from October 1996 to 1998. Dr. Rosenthale currently serves on the boards of directors of the publicly-held company, AMDL, Inc., and several privately-held companies. He was the President and Chief Executive Officer of Allergan Ligand Retinoid Therapeutics, Inc., from 1994 until 1997 and served as Vice President in 1993. From 1990 to 1993, Dr. Rosenthale served as Vice President, Drug Discovery Worldwide, at R.W. Johnson Pharmaceutical Research Institute. From 1977 to 1990, Dr. Rosenthale served in a variety of positions in drug discovery research for Ortho Pharmaceutical, including director of the divisions of pharmacology and biological research and executive director of drug discovery research. From 1960 to 1977, he served in various positions with Wyeth Laboratories. Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College, an M.Sc. in pharmacology from Philadelphia College of Pharmacy and Science and a B.Sc. in pharmacy from the Philadelphia College of Pharmacy.

Executive Officers of the Company

Name                                Age    Position with the Company
----                                ---    -------------------------
Robert J. Capetola, Ph.D.            53    President, Chief Executive Officer and Director

John G. Cooper                       44    Senior Vice President, Chief Financial Officer

Cynthia Davis                        34    Vice President, Administrative Operations and
                                              Controller

Ralph Niven, Ph.D., M.R. Pharm.S.    43    Senior Vice President, Preclinical Development

Christopher J. Schaber               36    Chief Operating Officer and Executive Vice President,
                                              Drug Development and Regulatory Compliance

Deni M. Zodda, Ph.D.                 49    Senior Vice President, Business Development

Robert J. Capetola, Ph.D. For a biographical discussion of Dr. Capetola, please refer to the Directors section above.

John G. Cooper has served as Senior Vice President and Chief Financial Officer of the Company since December 2001. Previously, he was Chief Financial Officer at Mobility Technologies, Inc., a wireless technology company, commencing November 2000. Prior to that, Mr. Cooper was employed as Chief Financial Officer at Taratec Development Corporation, a provider of information technology solutions to the life sciences industry, commencing May 1999. From 1995 to 1999, Mr. Cooper served as Senior Vice President & Chief Financial Officer of Chrysalis International Corporation, a public company (ultimately acquired by MDS Pharmaceuticals Inc.) providing drug development services to the life sciences industry. From 1989 to 1995, Mr. Cooper was employed by DNX Corporation, a public biotechnology company, where he served as Senior Vice President and Chief Financial Officer and managed its initial public offering in 1991. From 1985 to 1989, he was employed by ENI Diagnostics (a public life sciences company acquired by Pharmacia in 1989), his last position being Director, Finance and Controller. Mr. Coopers' responsibilities above included finance & accounting, M&A, investor relations, management information systems, human resources, and corporate administration/governance and he has served as General Manager and member of the board of directors for operating subsidiaries. Earlier in his career he held financial management positions at C.R. Bard and Warner Communications. Mr. Cooper is a Certified Public Accountant and received his B.S. in Commerce from Rider University.

Cynthia Davis has served as Vice President, Administrative Operations of the Company since 2002 and as Controller of the Company since 1998. Prior to that time, Ms. Davis served as Controller of ATI from 1996 until 1998. Ms. Davis held administrative management positions with ERD Environmental Group from September 1991 until September 1996. Ms. Davis received her A.A. degree from the Lansdale School of Business in May 1989.

Ralph Niven, Ph.D., M.R.Pharm.S., has served as Senior Vice President, Preclinical Development of the Company since December 2001 and is responsible for the Company's preclinical development and aerosol activities in Redwood City, California. Prior to joining the Company, Dr. Niven was the founder of SciMax, a consulting practice focused on aerosol technologies and pulmonary drug delivery. From 1998 to 1999, Dr. Niven served as Vice President of Development with Advanced Inhalation Research (acquired by Alkermes, Inc., in 1999), developing dry-powder pulmonary drug delivery systems for use in the treatment of respiratory diseases and for the systemic delivery of complex macromolecules via the lungs. From 1996 to 1998, Dr. Niven was employed by Valentis, Inc. (formerly Megabios Corp.), a leader in the field of gene delivery systems, most recently as Director of Pharmaceutical Sciences. From 1991 to 1995, Dr. Niven was employed by Amgen Inc., where he served in senior scientific capacities predominantly focused on pulmonary drug delivery and aerosol programs. Dr. Niven has authored over 40 publications on respiratory drug delivery, and has been issued four United States patents in the areas of pulmonary absorption of modified proteins, protein nebulization, and the formulation and delivery of gene therapeutics. Dr. Niven received his undergraduate degree in Pharmacy from the University of Strathcylde in Scotland, his Ph.D. in Pharmaceutical Sciences from the University of Kentucky in 1988 and completed his Post Doctoral work at the University of Florida and Harvard School of Public Health.

Christopher J. Schaber has served as Executive Vice President & Chief Operating Officer of the Company since May 2000 with the responsibility for clinical development, regulatory affairs, quality control and assurance, and manufacturing and distribution. Previously, he held the positions of Executive Vice President of Drug Development and Regulatory Compliance commencing April 1999 and Chief Development Officer and Vice President of Regulatory Affairs and Quality Assurance\Quality Control commencing June 1998. He served as Vice President of Regulatory Affairs and Quality Assurance with ATI from 1996 to 1998. Mr. Schaber was employed from 1994 to 1996 by Ohmeda as Director of Worldwide Regulatory Affairs. At Ohmeda, Mr. Schaber was responsible for all regulatory strategies with the FDA and other health authority bodies. From 1989 to 1994, Mr. Schaber held a variety of regulatory positions of increasing importance with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Mr. Schaber received his B.A. from Western Maryland College and his M.S. in Pharmaceutics from Temple University. Mr. Schaber is currently pursuing his Ph.D. in Pharmaceutical Sciences with The Union Graduate School. Mr. Schaber holds a Regulatory Affairs Certification (RAC) from the Regulatory Affairs Professional Society.

Deni M. Zodda, Ph.D. has served as Senior Vice President, Business Development of the Company since September 2000. Dr. Zodda is responsible for the commercial operations of the Company, including strategic alliances, sales and marketing of the Company's lead product Surfaxin(R). Dr. Zodda is the head of the Joint Commercialization Committee, the governing body of the collaboration between the Company and Quintiles. The Committee is responsible for directing the commercialization of Surfaxin in the United States. Previously, he held the position of Managing Director of the Corporate Finance-Life Sciences Group at KPMG, LLC, commencing March 1998. At KPMG he was responsible for managing mergers and acquisitions, business development, and strategic advisory services to the biopharmaceutical industry. Prior to joining KPMG, Dr. Zodda was employed as Senior Director of Business Development at Cephalon, Inc., from 1995 through 1997. Earlier in his career, he held increasingly senior marketing and business development positions with Wyeth-Ayerst Laboratories, Inc.; Premier Hospitals Alliance, Inc.; Baxter Healthcare Corporation, Inc.; and SmithKline Diagnostics, Inc. Dr. Zodda holds a B.S. in Biology from Villanova University, an M.B.A. in Marketing and Finance from the University of Santa Clara, and a Ph.D. from the University of Notre Dame.

Family Relationships

There are no family relationships among directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Reporting Persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all of the
Section 16(a)
reports they file. Specific due dates for these reports have been established and the Company is required to identify in this financial statement those Reporting Persons who failed to timely file these reports. To the Company's knowledge, based solely upon a review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2002, and representations made by the Reporting Persons, the Company believes that during fiscal year 2002 its Reporting Persons complied with all substantive filing requirements under
Section 16(a) of the Securities Exchange Act of 1934 except for the following: each of Ralph Niven, Ph.D., Deni M. Zodda, Ph.D., Christopher J. Schaber, Robert
J. Capetola, Ph.D., John G. Cooper, and Cynthia Davis, inadvertently failed to file a timely Form 4 for an employee stock option grant that was granted on November 5, 2002 but not filed until November 12, 2002 and Marvin Rosenthale, Ph.D. inadvertently failed to file a timely Form 5.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned for each of the last three completed fiscal years by (i) the person who served as the Company's chief executive officer during the last completed fiscal year,
(ii) the four most highly compensated officers of the Company other than the chief executive officer who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus equaled or exceeded $100,000, and (iii) certain executive officers who were not serving as an executive officer at the end of the last fiscal year and whose total annual salary and bonus equaled or exceeded $100,000, but would have been included under (ii) above if such officer was an executive officer at the end of such fiscal year (collectively the "Named Officers"), for services rendered in all capacities to the Company.

                                              Annual Compensation                      Long Term Compensation
                                                                                      Restricted   Securities
   Name and Principal                                                 Other Annual      Stock      Underlying      All Other
        Position              Year    Salary      Bonus               Compensation     Award(s)     Options      Compensation
        --------              ----    ------      -----               ------------     --------   ------------   ------------
                              ($)       ($)        ($)                    ($)            ($)           (#)            ($)
Robert J. Capetola, Ph.D.     2002    304,000    125,000(1)              10,000           --         165,000            --
President, Chief Executive    2001    275,000    120,000(2)              10,000           --         125,000            --
Officer and Director          2000    258,500     67,000(3),(4),(5)          --           --         125,000            --

John G. Cooper                2002    191,972     60,000(1),(6)              --           --         135,000            --
Sr. Vice President, Chief     2001     11,571         --                     --           --         100,000            --
Financial Officer             2000         --         --                     --           --              --            --

Ralph Niven, Ph.D.            2002    190,684     50,000(1),(6)              --           --         110,000            --
Sr. Vice President,           2001     15,833         --                     --           --          70,000            --
Preclinical Development       2000         --         --                     --           --              --            --

Christopher J. Schaber        2002    225,008     35,000(1)                  --           --          60,000         9,603
Exec. Vice President, Chief   2001    210,000     60,000                     --           --          70,000            --
Operating Officer             2000    195,336     74,500(4)                  --           --          74,500            --

Deni M. Zodda, Ph.D.          2002    178,122     30,000(1)                  --           --          60,000            --
Sr. Vice President,           2001    182,000     56,000                     --           --          80,000            --
Business Development          2000     51,000     36,000                     --           --          70,000            --

Notes to Summary Compensation Table:

      (1)   Includes 2002 bonus paid in 2003.

      (2)   Includes 2001 bonus paid in 2002

      (3) Includes a $30,000 bonus that was payable upon the attainment of certain corporate milestones which was approved by the Compensation Committee. In March 2000, the board of directors, upon the recommendation of the Compensation Committee, accelerated the payment of such bonus.

      (4) Includes bonuses paid in connection with the Company's completion of a Phase II clinical trial in accordance with the management letter entered into in March 1998 among the Company and certain of its executive officers in connection with the 1998 Merger.

      (5)   Includes 2000 bonus paid in 2001.

      (6) Includes a $20,000 bonus paid in connection with executive's employement agreement.

Option Grants In Last Fiscal Year

The following table contains information concerning the stock option grants (including grants of Contingent Milestone Options) made to the Named Officers for the fiscal year ended December 31, 2002. No stock appreciation rights were granted to these individuals during such year.

                                                                                                       Potential Realized Value at
                                                   % of Total                                         Assumed Annual Rates of Stock
                                 Number of           Options                                          Price Appreciation for Option
                                 Securities        Granted to         Exercise or                                Term (2)
                                 Underlying         Employees          Base Price     Expiration      -----------------------------
Name                          Options Granted     in Fiscal Year      ($/share)(1)       Date             5%($)           10%($)
-------------------------     ---------------     --------------      ------------    ----------         -------         -------
Robert J. Capetola, Ph.D.         125,000              12.6%              1.72         6/26/2012         135,212         342,655
                                   40,000               4.0%              1.89         11/4/2012          47,544         120,487

John G. Cooper                    105,000              10.6%              1.72         6/26/2012         113,578         287,830
                                   30,000               3.0%              1.89         11/4/2012          35,653          90,365

Ralph Niven, Ph.D.                 25,000               2.5%              2.35         5/20/2012          36,948          93,632
                                   55,000               5.5%              1.89         6/26/2012          35,658          90,365
                                   30,000               3.0%              1.72         11/4/2012          59,493         150,768

Christopher J. Schaber             25,000               2.5%              1.72         6/26/2012          27,042          68,531
                                   35,000               3.5%              1.89         11/4/2012          41,601         105,426

Deni M. Zodda, Ph.D.               30,000               3.0%              1.72         6/26/2012          32,451          82,237
                                   30,000               3.0%              1.89         11/4/2012          35,658          90,365

(1) The exercise price of options issued by the Company may be paid in cash, in shares of Common Stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the exercise of options issued by the Company by loaning the optionee sufficient funds to pay the exercise price for the purchased shares.

(2) The 5% and 10% assumed rates of appreciated are specified under the rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future price of its Common Stock. The actual value, if any, which a Named Executive Officer may realize upon the exercise of stock options will be based upon the difference between the market price of the Common Stock on the date of exercise and the exercise price.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth information concerning option exercises and option holdings (including contingent milestone options) for the fiscal year ended December 31, 2002, with respect to the Named Officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                    Number of Securities Underlying    Value of Unexercised In-the-
                                                     Unexercised Options at FY-End     Money Options at FY-End (1)
                                                     -----------------------------     ---------------------------
                                Shares                            (#)                              ($)
                             Acquired on   Value
          Name                 Exercise   Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
          ----               -----------  --------    -----------    -------------    -----------    -------------
                                 (#)        ($)
Robert J. Capetola, Ph.D.         --         --         958,863           --            $401,214          --
John G. Cooper                    --         --         235,000           --             142,050          --
Ralph Niven, Ph.D.                --         --         180,000                           99,050
Christopher J. Schaber            --         --         380,344           --             169,925          --
Deni M. Zodda, Ph.D.              --         --         210,000           --             106,450          --

(1) Based on the fair market value of the Common Stock at year-end, $2.81 per share, less the exercise price payable for such shares.

Deductibility of Compensation

Section 162 (m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1 million paid to an executive officer is not deductible unless it is performance based. Base salary does not qualify as performance-based compensation under Section 162(m). The Company's policy is to qualify future compensation arrangements to ensure deductibility, except in those limited cases where shareholder value may be maximized by an alternative approach.

Employment Contracts, Severance, and Change of Control Arrangements

Pursuant to an employment agreement entered into on January 1, 2001, Dr. Capetola has been retained as President and Chief Executive Officer of the Company for a four-year period ending on December 31, 2005. Dr. Capetola is currently entitled to a base salary of $314,000 per annum and a minimum increase in such base salary of 5% per annum. Dr. Capetola is entitled to a minimum annual bonus equal to 20% of his base salary. Dr. Capetola is also entitled to a discretionary bonus, to be paid in either cash or equity as determined by the Compensation Committee, upon the completion of any Phase 2 or 3 clinical trials or the receipt of marketing approval with respect to any portfolio compound of the Company. Such bonuses, if any, will be paid only once for the attainment of each of the foregoing milestones. Dr. Capetola is also entitled to long-term disability insurance and $2 million in life insurance, subject to a combined premium cap of $15,000 for the first year, which cap shall be increased by 5% for each successive full year throughout the term of the agreement. In the event the Capetola employment agreement is terminated prior to such date without cause or is constructively terminated, Dr. Capetola will be entitled to a lump-sum severance payment equal to 15 months of his then current base salary. Dr. Capetola has agreed not to engage in certain activities competitive with the business of the Company throughout his employment term and for a period of 15 months following any termination of his employment with the Company.

Pursuant to an employment agreement dated as of December 10, 2001, John G. Cooper was retained as the Company's Senior Vice President, Chief Financial Officer for a term of three years ending on December 9, 2004. Mr. Cooper's base salary is $203,000 and he is entitled to a discretionary year-end bonus to be paid in either cash or equity, solely at the discretion of the Compensation Committee.

Pursuant to an employment agreement dated as of December 1, 2001, Ralph Niven, Ph.D., was retained as the Company's Senior Vice President, Preclinical Development for a term of three years ending on November 30, 2004. Prior to such date, Dr. Niven was engaged as a consultant to the Company. Dr. Niven's base salary is $193,000 and he is entitled to a discretionary year-end bonus to be paid in either cash or equity, solely at the discretion of the Compensation Committee. Dr. Niven is also entitled to a cash bonus equal to 2% of the aggregate gross proceeds raised by the Company in connection with drug delivery activities if such capital raising occurred during his employment with the Company and was completed substantially pursuant to his efforts.

Christopher J. Schaber, the Company's Chief Operating Officer and Executive Vice President of Drug Development and Regulatory Compliance; and Cynthia Davis, the Company's Vice President, Administrative Operations and Controller have been retained for a term of three years beginning June 15, 2001, at the following respective base salaries currently in effect: $230,000 and $135,000. Each such officer is entitled to a year-end bonus that is subject to the discretion of the Compensation Committee and may be paid in either cash or equity.

Pursuant to an employment agreement commencing August 15, 2000, Deni M. Zodda, Ph.D., the Company's Senior Vice President of Business Development, has been retained for a term of three years ending September 10, 2003, at a base salary currently in effect of $201,000. In addition, Dr. Zodda is entitled to a year-end cash bonus that is subject to the discretion of the Compensation Committee and may be paid in either cash or equity.

In the event that any of the foregoing officer's employment is terminated by the Company without good cause, each such officer, except for Dr. Capetola, will be entitled to severance pay equal to six months of his base salary, payable on the Company's normal payroll dates, which will be subject to setoff for any compensation received from subsequent employment during the severance period. In addition, if either of such officer's employment with the Company is terminated in certain circumstances in connection with a change of control, such officers will be entitled to severance pay equal to 12 months of his base salary, payable on normal payroll dates, subject to setoff for certain compensation received during the severance period. Mr. Cooper, Ms. Davis, Mr. Schaber, and Dr. Zodda have each agreed not to engage in activities competitive with the business of the Company for periods of either 6, 12 or 18 months, depending upon the circumstances, following any termination of their employment with the Company and Dr. Niven has agreed not to engage in activities competitive with the business of the Company for a period of either six months or 12 months, depending on the circumstances, following any termination of his employment with the Company.

Compensation of Directors

Pursuant to the 1998 Plan, non-employee directors of the Company are entitled to receive an award of options for the purchase of 20,000 shares of Common Stock upon their election to the board of directors of the Company and an annual award of options for the purchase of 20,000 shares of Common Stock following each annual meeting of stockholders at which they are reelected provided they have served for at least six months prior to such meeting. Effective September 13, 2002, the exercise price of each such option shall be equal to the fair market value of Common Stock on the date of grant. Each such option shall have a maximum term of 10 years, subject to earlier termination should the optionee cease to serve as a director of the Company. Each option is immediately exercisable for all of the option shares. However, the option shares are subject to repurchase by the Company, at the exercise price paid per share, in the event of the optionee's termination of service prior to vesting in the shares. Such options vest on the first anniversary of the date of grant. In addition, each of the Company's non-employee directors receives cash compensation for their services in the amount of $3,000 per quarter, as well as an additional $1,000 per quarter if the director serves on one or more of the following: the Audit Committee, the Compensation Committee or the Nominating Committee. In addition, any member who serves as Chairman of any of the foregoing committees shall receive an additional $500 per quarter.

Stock Option and Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of Herbert H. McDade, Jr., Marvin E. Rosenthale, Ph.D, and Max E. Link Ph.D, none of whom is an executive officer of the Company. There are no "interlocks," as defined by the Securities and Exchange Commission, with respect to any member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

      Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
                                (a)                          (b)                          (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation             4,907,684                    $2.86                        242,316
plans approved by
security holders
------------------------------------------------------------------------------------------------------------------
Equity compensation                    --                       --                             --
plans not approved by
security holders
------------------------------------------------------------------------------------------------------------------
Total                           4,907,684                                                 242,316
------------------------------------------------------------------------------------------------------------------

Principal Stockholders

The following table sets forth, as of April 14, 2003, certain information regarding the beneficial ownership of the Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) by each director, (iii) by each of the executive officers listed in the table below, and (iv) by all such executive officers and directors of the Company as a group. The address of all individuals is c/o Discovery Laboratories, Inc., 350 South Main Street, Suite 307, Doylestown, Pennsylvania 18901, unless otherwise noted.

            Name and Address of                     Number of    Percentage of Class
            Beneficial Owner (1)                      Shares   Beneficially Owned (1)
----------------------------------------------      ---------  ----------------------
Robert J. Capetola, Ph.D                   (2)      1,457,109           4.31%

John G. Cooper                             (3)        255,000              *

Cynthia Davis                              (4)        272,206              *

Ralph Niven, Ph.D., M.R.Pharm.S            (5)        182,000              *

Christopher J. Schaber                     (6)        479,661           1.44%

Deni M. Zodda, Ph.D                        (7)        215,000              *

Antonio Esteve, Ph.D                       (8)      1,818,902           5.51%

Max E. Link, Ph.D                          (9)        126,820              *

Herbert H. McDade, Jr.                    (10)         94,619              *

Marvin E. Rosenthale, Ph.D                (11)         98,600              *

Heartland Advisors Inc.                   (12)      2,786,256           8.28%
789 N. Water Street
Milwaukee, WI 53202

Orbimed Advisors, LLC                     (13)      2,901,792           8.83%
767 Third Avenue, 6th Floor
New York, NY 10017

SAFECO Asset Management Company           (14)      2,068,966           6.23%
4333 Brooklyn Avenue
Northeast Safeco Plaza
Seattle, WA 98185

All Discovery directors and officers as a           4,999,917          14.08%
group (10 persons)

--------------------------------------------------------------------------------

*     Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes voting and investment power with respect to shares of Common Stock. Shares of Common Stock and shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 14, 2003, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 958,863 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(3) Includes 235,000 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(4) Includes 262,156 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(5) Includes 180,000 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(6) Includes 380,344 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(7) Includes 210,000 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(8) Beneficial ownership of Common Stock includes 1,325,320 shares and 153,218 shares of Common Stock issuable on the exercise of outstanding warrants owned by Laboratorios del Dr. Esteve, S.A. ("Laboratorios Esteve") and 317,164 shares owned by Laboratorios P.E.N., S.A. ("Laboratorios P.E.N."), an affiliate of Laboratorios Esteve. As a consequence of Dr. Esteve's relationship with Laboratorios Esteve, including, serving as a Member of the Executive Committee of Laboratorios Esteve, he may be deemed to have beneficial ownership of the shares owned by Laboratorios Esteve and Laboratorios P.E.N. Also includes 20,000 shares of Common Stock issuable on the exercise of outstanding options granted on May 21, 2002, which were granted under the Automatic Option Grant Program. Shares of Common Stock subject to options granted under the Automatic Option Grant Program of the 1998 Plan on June 16, 1998, and thereafter, vest on the first anniversary of the date of grant. Unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(9) Includes 73,399 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(10) Includes 93,619 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(11) Includes 80,000 shares of Common Stock issuable on the exercise of outstanding options. All such options are immediately exercisable for any and all of the option shares, however, unvested shares of Common Stock subject to all of the foregoing options remain subject to the Company's right to repurchase at the exercise price paid per share.

(12) Includes 784,256 shares of Common Stock issuable upon the exercise of outstanding Class I Warrants owned by Heartland Value Fund. The Class I Warrants were issued on November 5, 2002 and are exercisable for a term of five years.

(13) OrbiMed Advisors, LLC, is the general partner of and investment manager of Finsbury Worldwide Pharmaceutical Trust, Caduceus Capital II, L.P., and Winchester Global Trust Company. As a consequence of these relationships, OrbiMed Advisors, LLC, may be deemed to share beneficial ownership of 1,465,692, 315,700, and 1,120,400 shares, respectively, of Common Stock owned by the above parties.

(14) Beneficial ownership includes 1,149,425 shares of Common Stock and 229,885 shares of Common Stock issuable upon the exercise of outstanding Class F Warrants owned by Coralbasin & Co. ("Coralbasin") and 574,713 shares of Common Stock and 114,943 shares of Common Stock issuable upon the exercise of outstanding Class F Warrants owned by Coralrock & Co. ("Coralrock") for which Safeco Corp. has the right to exercise voting power or investment power, or both, and as a consequence thereof may be deemed to beneficially own such shares. The Class F Warrants were issued to Coralbasin and Coralrock on October 1, 2001, are immediately exercisable and have a term of five years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

A Consulting Agreement between the Company and Clinical Data Management, Inc.
(CDM), dated November 15, 2001, to perform duties associated with processing data for the Company's ongoing clinical trials, expired November 14, 2002, pursuant to its terms and no further consulting or other arrangements were entered into. CDM is wholly-owned by the spouse of the Company's President and Chief Executive Officer. Payments made to CDM and its owner, for the year ended December 31, 2002, were approximately $289,000.

Dr. Antonio Esteve, a member of the Company's board of directors effective March 19, 2002, is also an executive officer of Esteve, one of the Company's collaborative partners. The Company expanded its relationship with Esteve on March 6, 2002, by entering into a new Collaboration Agreement to expand the territory covered by the original Sublicense and Supply Agreements. Pursuant to this Collaboration Agreement, Esteve purchased 821,862 shares of the Company's Common Stock at $4.867 per share for $4.0 million in cash in gross proceeds and paid a non-refundable licensing fee of $500,000 in cash.

The Company has agreed pursuant to its charter documents to indemnify its directors to the maximum extent permissible under the General Corporation Law of the State of Delaware.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DISCOVERY LABORATORIES, INC.


Date: April 30, 2003                    By: /s/ Robert J. Capetola
                                            ------------------------------------
                                            Robert J. Capetola, Ph.D.
                                            President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Name & Title                     Date
       ---------                           ------------                     ----

/s/ Robert J. Capetola        Robert J. Capetola, Ph.D.                April 30, 2003
----------------------------  President and Chief Executive Officer


/s/ John G. Cooper            John G. Cooper                           April 30, 2003
----------------------------  Senior Vice President and Chief
                              Financial Officer


/s/ Cynthia Davis             Cynthia Davis                            April 30, 2003
----------------------------  Vice President, Administrative
                              Operations and Controller
                              (Principal Accounting Officer)


/s/ Herbert H. McDade, Jr.    Herbert H. McDade, Jr.                   April 30, 2003
----------------------------  Chairman of the Board of Directors


/s/ Marvin E. Rosenthale      Marvin E. Rosenthale, Ph.D.              April 30, 2003
----------------------------  Director


/s/ Max E. Link               Max E. Link, Ph.D.                       April 30, 2003
----------------------------  Director


/s/ Antonio Esteve            Antonio Esteve, Ph.D.                    April 30, 2003
----------------------------  Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

            In connection with this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K of Discovery Laboratories, Inc. (the "Company"), for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Commission") on the date hereof (the "Report"), I, Robert J. Capetola, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

            A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Commission or its staff upon request.


Date: April 30, 2003                    /s/ Robert J. Capetola
                                        ----------------------------------------
                                        Name:  Robert J. Capetola, Ph.D.
                                        Title: President and Chief Executive
                                               Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

            In connection with this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K of Discovery Laboratories, Inc. (the "Company"), for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Commission") on the date hereof (the "Report"), I, Robert J. Capetola, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

            A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Commission or its staff upon request.


Date: April 30, 2003                    /s/ John G. Cooper
                                        ----------------------------------------
                                        Name:  John G. Cooper
                                        Title: Senior Vice President and
                                               Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Capetola, certify that:

      1. I have reviewed this Amendment No. 1 on Form 10-K/A (the "Report") to the annual report on Form 10-K of Discovery Laboratories, Inc.;

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

      c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                    /s/ Robert J. Capetola
                                        ----------------------------------------
                                        Robert J. Capetola, Ph.D.
                                        President and Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, John G. Cooper, certify that:

      1. I have reviewed this Amendment No. 1 on Form 10-K/A (the "Report") to the annual report on Form 10-K of Discovery Laboratories, Inc.;

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

      c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                    /s/ John G. Cooper
                                        ----------------------------------------
                                        John G. Cooper
                                        Senior Vice President and Chief
                                        Financial Officer