Form 10-Q
period 2003-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2003-05-15
CIK 946486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 13, 2003, 32,856,526 shares of Common Stock, par value $.001 per share, were outstanding.

                                Table of Contents

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                   CONDENSED CONSOLIDATED BALANCE SHEETS --
                      As of March 31, 2003 (unaudited) and December 31, 2002 ......................................    Page 4

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      -- For the Three Months Ended March 31, 2003 and 2002; and
                      for the Period from May 18, 1993 (Inception) through March 31, 2003 .........................    Page 5

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                      -- For the Three Months Ended March 31, 2003 and 2002; and
                      for the Period from May 18, 1993 (Inception) through March 31, 2003 .........................    Page 6

                   Notes to Condensed Consolidated Financial Statements
                      - March 31, 2003 (unaudited) ................................................................    Page 7

         Item  2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations .....................................................................................    Page 8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......................................    Page 21

         Item 4.  Controls and Procedures .........................................................................    Page 21

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings. ..............................................................................    Page 23
         Item 2.  Changes in Securities and Use of Proceeds. ......................................................    Page 23
         Item 3.  Defaults Upon Senior Securities. ................................................................    Page 23
         Item 4.  Submission of Matters to a Vote of Security Holders. ............................................    Page 23
         Item 5.  Other Information. ..............................................................................    Page 23
         Item 6.  Exhibits and Reports on Form 8-K. ...............................................................    Page 23

         Signatures ...............................................................................................    Page 25

Unless the context otherwise requires, all references to "we," "us," "our," and the "Company" include Discovery Laboratories, Inc. ("Discovery"), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Safe Harbor Statement Under the Private Securities Litigation Act of 1996

Certain statements set forth in this report and any that are incorporated by reference herein which are not historical, including, without limitation, statements concerning our research and development programs and clinical trials, the possibility of submitting regulatory filings for our products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which our existing resources will enable us to fund our operations, constitute "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type we are developing; possible changes in our financial condition; the progress of our research and development (including the risk that our lead product candidate, Surfaxin(R), will not prove to be safe or useful for the treatment of certain indications); the impact of development of competing therapies and/or technologies by other companies; our ability to obtain additional required financing to fund our research programs; our ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with us; the results of clinical trials being conducted by us; the progress of the FDA approvals in connection with the conduct of our clinical trials and the marketing of our products; the additional cost and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; and the other risks and uncertainties detailed in Item 2:
"Management's Discussion and Analysis" and in any documents incorporated by reference in this report.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                      March 31,       December 31,
                                                                         2003            2002
                                                                     -----------      -----------
Current assets:                                                      (unaudited)
       Cash and cash equivalents                                       6,884,000        8,538,000
       Available -for-sale marketable securities                       7,286,000       10,652,000
       Note receivable - current                                           2,000            2,000
       Prepaid expenses and other current assets                         257,000          325,000
                                                                     -----------      -----------
                       Total current assets                           14,429,000       19,517,000
Property and equipment, net of accumulated depreciation                1,409,000        1,231,000
Note receivable, net of current portion                                  194,000          195,000
Other assets                                                             108,000          119,000
                                                                     -----------      -----------
Total Assets                                                          16,140,000       21,062,000
                                                                     ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accured expenses                           2,567,000        3,013,000
       Capitalized lease - current                                       238,000          189,000
                                                                     -----------      -----------
                       Total current liabilities                       2,805,000        3,202,000
Deferred revenue                                                       1,213,000        1,393,000
Credit facility with corporate partner                                 1,648,000        1,450,000
Capitalized lease, net of current portion                                348,000          256,000
                                                                     -----------      -----------
                       Total Liabilities                               6,014,000        6,301,000
Shareholders' equity:
       Common stock, $.001 par value; 60,000,000 authorized;
            32,856,526 issued and outstanding at March 31, 2003
            and December 31, 2002                                         33,000           33,000
       Additional paid-in capital                                     87,397,000       87,463,000
       Unearned portion of compensatory stock options                    (96,000)         (95,000)
       Deficit accumulated during development stage                  (77,083,000)     (72,578,000)
       Treasury stock (at cost; 38,243 shares common)                   (239,000)        (239,000)
       Accumulated other comprehensive income                            114,000          177,000
                                                                     -----------      -----------
                       Total stockholders' equity                     10,126,000       14,761,000
                                                                     -----------      -----------
Total Liabilities & Equity                                            16,140,000       21,062,000
                                                                     ===========      ===========

See notes to condensed consolidated financial statements                  Page 4

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                   May 18, 1993
                                                     Three Months Ended            (Inception)
                                                          March 31,                  through
                                                 2003                2002         March 31, 2003
                                               ------------      ------------      ------------
Revenues:
Research and delvelopment
     collaborative agreements                  $    393,000      $    237,000      $  4,233,000
                                               ------------      ------------      ------------
Expenses:
Research & development                            3,844,000         2,605,000        46,560,000
General & administrative                          1,167,000         1,132,000        24,592,000
Write-off of acquired in-process
     research and development
     and supplies                                        --                --        13,508,000
                                               ------------      ------------      ------------
              Total expenses                      5,011,000         3,737,000        84,660,000
                                               ------------      ------------      ------------
Operating loss                                   (4,618,000)       (3,500,000)      (80,427,000)
Other income and expenses:
   Interest income, dividends, realized
     gains, and other income                        169,000           160,000         4,245,000
   Minority interest in net loss of subsidiary           --                --            26,000
   Interest expense                                 (56,000)          (30,000)         (244,000)
                                               ------------      ------------      ------------
Net loss                                       $ (4,505,000)     $ (3,370,000)     $(76,400,000)
                                               ============      ============      ============
Net loss per common share -                    $      (0.14)     $      (0.13)
     basic and diluted
Weighted average number of common
     shares outstanding -
     basic and diluted                           32,856,526        25,833,880


See notes to condensed consolidated financial statements                  Page 5

Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                        Three Months Ended         May 18, 1993
                                                                             March 31,             (Inception)
                                                                    ---------------------------      through
                                                                        2003           2002       March 31, 2003
                                                                    -----------     -----------   --------------
Cash flows from operating activities:
       Net loss                                                      (4,505,000)     (3,370,000)    (76,401,000)
       Adjustments to reconcile net loss to net cash used
            in operating activities:
            Write-off of acquired in-process research and
                 development and supplies                                    --              --      13,508,000
            Write-off of licenses                                            --              --         683,000
            Depreciation and amortization                                86,000          61,000         915,000
            Compensatory stock options                                   (1,000)         54,000       3,576,000
            Expenses paid using treasury stock and
                 common stock                                                --          26,000         230,000
            Loss on sale of property                                         --              --           4,000
            Changes in:
               Prepaid expenses and other current assets                 68,000         308,000         904,000
               Accounts payable and accrued expenses                   (446,000)       (275,000)      2,434,000
               Other assets                                              (2,000)         28,000         (25,000)
            Proceeds from research and development
                 collaborative agreements                                    --       1,833,000       3,474,000
            Amortization of deferred revenue                           (180,000)       (237,000)     (2,816,000)
            Expenses paid on behalf of company                               --              --          18,000
            Employee stock compensation                                      --              --          42,000
            Reduction of research and development supplies                   --              --        (161,000)
                                                                    -----------     -----------     -----------
               Net cash used in operating activities                 (4,980,000)     (1,572,000)    (53,615,000)
                                                                    -----------     -----------     -----------
Cash Flows from Investing Activities:
       Purchase of property and equipment                               (61,000)       (137,000)     (2,039,000)
       Proceeds from sale of property and equipment                          --              --         575,000
       Loan to related party                                                 --              --        (200,000)
       Related party loan payments received                               1,000              --           4,000
       Acquisition of licenses                                               --              --        (711,000)
       Purchase of marketable securities                               (133,000)     (2,136,000)    (52,637,000)
       Proceeds from sale or maturity of marketable securities        3,436,000       3,000,000      45,870,000
       Net cash payments on merger                                           --              --      (1,670,000)
                                                                    -----------     -----------     -----------
               Net cash provided by (used in) investing activities    3,243,000         727,000     (10,808,000)
                                                                    -----------     -----------     -----------
Cash Flows from Financing Activities:
       Proceeds from issuance of securities, net of expenses            (66,000)      2,613,000      69,943,000
       Proceeds from credit facility                                    198,000              --       1,648,000
       Purchase of treasury stock                                            --              --        (121,000)
       Principal payments under capital lease obligation                (49,000)        (11,000)       (163,000)
                                                                    -----------     -----------     -----------
               Net cash provided by financing activities                 83,000       2,602,000      71,307,000
                                                                    -----------     -----------     -----------
Net (decrease) increase in cash and cash equivalents                 (1,654,000)      1,757,000       6,884,000
Cash and cash equivalents - beginning of period                       8,538,000       3,758,000              --
                                                                    -----------     -----------     -----------
Cash and cash equivalents - end of period                             6,884,000       5,515,000       6,884,000
                                                                    ===========     ===========     ===========
Supplementary disclosure of cash flows information:
       Interest paid                                                     13,000          30,000         145,000
Noncash transactions:
       Class H warrants issued/revalued                                      --        (326,000)        150,000
       Accrued dividends on Series C preferred stock                         --              --         682,000
       Series C preferred stock dividends paid using common stock            --              --         204,000
       Preferred Stock issued for inventory                                  --              --         575,000
       Equipment acquired through capitalized lease                     190,000              --         749,000
       Unrealized gain (loss) on marketable securities                  (63,000)       (121,000)        114,000


See notes to condensed consolidated financial statements                  Page 6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company"), is a specialty pharmaceutical company developing its proprietary surfactant technology as Surfactant Replacement Therapies for respiratory diseases including Respiratory Distress Syndromes, Acute Lung Injury, asthma, Chronic Obstructive Pulmonary Disease
(COPD), and upper airway disorders. The Company believes that this proprietary surfactant technology is the only surfactant technology presently available to potentially treat a broad range of respiratory diseases.

Surfactants are substances that are produced naturally in the lungs and are essential to the lungs' ability to absorb oxygen and to maintain proper airflow through the respiratory system. The absence or depletion of surfactant is involved in a number of respiratory diseases. The Company's surfactant technology produces an engineered version of natural human lung surfactant that is designed to precisely mimic the essential properties of human lung surfactant.

The Company's lead product, Surfaxin(R), is being developed initially for critical care patients with life-threatening respiratory disorders where there are few, if any, approved therapies. Surfaxin is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants, a Phase 3 and a Phase 2 clinical trial for Meconium Aspiration Syndrome in full-term infants, and a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults. Inhalable aerosolized formulations of the Company's humanized surfactant are presently being developed to potentially treat patients suffering from severe acute asthma and Acute Lung Injury, the Company's lead preclinical programs, as well as COPD, sinusitis, and upper airway disorders such as sleep apnea and otitis media (inner ear infection).

The Company is presently developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp. ("Quintiles"), to commercialize Surfaxin in neonatal indications in the United States. The Company has also entered into a strategic alliance with Laboratorios del Dr. Esteve ("Esteve") to commercialize Surfaxin in Europe and Latin America. The Company intends to establish strategic alliances, where appropriate, for the development and commercialization of the Company's products in other indications and markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

The Company is a development stage company and has incurred substantial losses since inception. To date, the Company has funded its operations primarily through the issuance of equity. The Company expects to continue to expend substantial amounts for continued product research, development, and initial commercialization activities for the foreseeable future. Management's plans with respect to funding these development and commercialization activities are to use its secured revolving credit facility with Quintiles to secure additional capital through the issuance of equity, if possible, and to secure collaborative arrangements that will provide available cash funding for operations. Continuation of the Company is dependent on its ability to obtain additional financing and, ultimately, on its ability to achieve profitable operations. There is no assurance, however, that such financing will be available or that the Company's efforts ultimately will be successful.

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

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was approximately $4,568,000 for the three months ended March 31, 2003, and approximately $3,491,000 for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since our inception, we have incurred significant losses and, as of March 31, 2003, had a deficit accumulated during the development stage of approximately $77 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, financial, business development, legal and general corporate activities and related expenses.

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

            It is anticipated that our research and development activities will be the clinical trials for Surfaxin indications and related regulatory filings. We are presently conducting a pivotal, multinational landmark Phase 3 trial treating up to 1,500 patients for the treatment of Respiratory Distress Syndrome in premature infants. This pivotal trial is intended, if successful, to provide the basis for New Drug Applications with the FDA and other worldwide regulatory authorities. This pivotal trial is expected to be completed and data announced early in the fourth quarter of 2003. We are also conducting another multinational Phase 3 trial treating up to 500 patients for the treatment of Respiratory Distress Syndrome in premature infants. This supportive trial was designed to be completed within the same timeframe as the pivotal Phase 3 trial. We are currently evaluating whether to conclude this trial early to conserve financial resources and reallocate clinical resources to our pivotal Phase 3 trial. For Acute Respiratory Distress Syndrome in adults, we currently are conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. We expect to complete this trial in the fourth quarter of 2003. For Meconium Aspiration Syndrome in full-term infants, we currently are conducting a Phase 3 clinical trial of up to 200 patients in the United States. Enrollment is ongoing but has been slower than expected and completion is now anticipated in 2004. Given our belief in the importance of the pivotal Phase 3 trial for Respiratory Distress Syndrome in premature infants to our present development plan, resources have been and may continue to be reallocated from the Meconium Aspiration Syndrome program to the Respiratory Distress Syndrome program, as needed. We are conducting a Phase 2 clinical trial of Surfaxin lavage in up to 60 infant patients for use as a prophylactic for infants who are at risk for Meconium Aspiration Syndrome. The clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed in the "Risks Related to Our Business" section: "The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain"; and "Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing Phase 3 clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business."

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

In December 2001, we entered into a collaboration arrangement with Quintiles, and its affiliate, PharmaBio, Development, Inc., to provide certain commercialization services in the United States for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants. Quintiles will hire and train a dedicated United States sales force that will be branded in the market as ours. Quintiles will make available up to $70 million in post-launch funding to cover the first seven years of United States sales and marketing costs. In return, Quintiles will receive a commission on net sales of Surfaxin over a 10-year period. The Quintiles arrangement allows us to retain product ownership and have sales and marketing expertise in place for the commercialization of Surfaxin in the United States, if approved.

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

We will need to generate significant revenues from product sales and/or related royalties and transfer prices to achieve and maintain profitability. Through March 31, 2003, we had no revenues from any product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through March 31, 2003, we had not generated taxable income. At December 31, 2002, net operating losses available to offset future taxable income for federal tax purposes were approximately $65.1 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under
Section 382 of the Internal Revenue Code. In addition, as of December 31, 2002, we had a research and development tax credit carryforward of $1,225,000. The federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

Results of Operations

Net loss for the three months ended March 31, 2003 was $4,505,000 ($0.14 per common share). Net loss for the three months ended March 31, 2002 was $3,370,000 ($0.13 per common share). The increase was primarily the result of increasing research and development expenditures as discussed below.

Revenue

Revenues from research and development collaborative agreements for the three months ended March 31, 2003 and March 31, 2002 were $393,000 and 237,000, respectively. These revenues are associated with our research and development collaborative arrangements, primarily our alliance with Esteve to develop, market and sell Surfaxin throughout Europe and Latin America. Additional collaborative revenues relate to our Small Business Innovative Research (SBIR) grant to develop Surfaxin for Acute Lung Injury/Acute Respiratory Distress Syndrome in adults and our Orphan Products Development grant to develop Surfaxin for Meconium Aspiration Syndrome in full-term infants.

Expenses

Research and development expenses for the three months ended March 31, 2003 and March 31, 2002 were $3,844,000 and $2,605,000, respectively. The increases primarily reflect clinical trial costs incurred for our lead product, Surfaxin, currently in three Phase 3 trials and two Phase 2 trials for critical care patients with life threatening respiratory disorders, and research and development activities related to the development of aerosolized formulations of our humanized lung surfactant to potentially treat a variety of respiratory and upper airway conditions.

General and administrative expenses for the three months ended March 31, 2003 and March 31, 2002 were $1,167,000 and $1,132,000, respectively. General and administrative expenses consist primarily of costs of business and commercial development, executive management, financial and accounting, legal, facility and other administrative costs. Included in general and administrative costs for the first quarter of 2002 and 2003 is approximately $250,000 and $198,000, respectively, for pre-launch commercialization activities (market research and analysis) for Surfaxin conducted in connection with a collaboration arrangement with Quintiles (for which funding is provided by the secured revolving credit facility with PharmaBio discussed below in "Liquidity and Capital Resources").

Other Income and Expense

Other income and expense (net) for the three months ended March 31, 2003 and March 31, 2002, was $113,000 and $130,000, respectively. The decrease in other income and expense (net) is due primarily to interest expense associated with our secured, revolving credit facility and capital lease financing arrangements. See "Liquidity and Capital Resources - Secured, Revolving Credit Facility and Capital Lease Financing Arrangements."

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2003, we had cash, cash equivalents and marketable securities of approximately $14.2 million as compared to approximately $19.2 million we had as of December 31, 2002. As of March 31, 2003, we had working capital of approximately $11.6 million as compared to the working capital of approximately $16.3 million we had as of December 31, 2002. The decrease in working capital is due to funds used in our clinical trial and research and development activities.

Secured, Revolving Credit Facility and Capital Lease Financing Arrangements

We have a secured revolving credit facility of up to $8.5 million to $10 million with PharmaBio to fund pre-marketing activities for a Surfaxin launch in the United States. The credit facility is available for use until December 10, 2004, and monies become available in three tranches upon our satisfaction of certain conditions. We have satisfied the conditions for availability of the first two tranches and at March 31, 2003, the amount available under the credit facility was approximately $5.7 million, of which $1.6 million was outstanding. Interest on amounts advanced under the credit facility will be payable quarterly in arrears. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles.

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of General Electric Capital Corporation that provides, subject to certain conditions, for up to $1 million in financing for capital purchases. As of March 31, 2003, we had used approximately $475,000 of this financing arrangement.

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

In October 2001, we received approximately $7.3 million in net proceeds from a private financing. In the financing, we issued 3,562,759 shares of common stock and 712,553 Class F warrants to purchase shares of common stock at an exercise price equal to $2.365 per share. The Class F warrants have a five-year term.

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

We will require substantial additional funding to conduct our business, including our expanded research and product development activities. Based on our current operating plan, we believe that our currently available resources, including amounts currently available under our credit facility with PharmaBio, will be adequate to satisfy our capital needs into the second quarter of 2004. Our future capital requirements will depend on the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our credit facility with PharmaBio and our capital lease financing arrangement with General Electric Capital Corporation, we have not entered into any additional arrangements to obtain any additional financing. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of our common stock on the NASDAQ SmallCap Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See "Risks Related to Our Business - We will need additional capital, and our ability to continue all of our existing planned research and development activities is uncertain. Any additional financing could result in equity dilution"; "- The market price of our stock may be adversely affected by market volatility"; and "- A substantial number of our securities are eligible for future sale and this could affect the market price for our stock and our ability to raise capital."

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

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of March 31, 2003, we have incurred a deficit accumulated during the development stage of approximately $77 million, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing Phase 3 clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business.

Our humanized, engineered surfactant platform technology is based on the scientific rationale for surfactant replacement therapy to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. Our lead product, Surfaxin, is currently in two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants, a Phase 3 clinical trial and a Phase 2 clinical trial for Meconium Aspiration Syndrome in full-term infants, and a Phase 2 clinical trial for Acute Respiratory Distress syndrome in adults.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials. The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

--the number of clinical sites;

--the size of the patient population;

--the proximity of patients to the clinical sites;

--the eligibility criteria for the study;

--the existence of competing clinical trials; and

--the existence of alternative available products.

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

We have not entered into arrangements to obtain any additional financing, except for the credit facility with PharmaBio and our capital equipment lease financing arrangement with General Electric Capital Corporation. Any additional financing could include unattractive terms or result in significant dilution of stockholders' interests and share prices may decline. If we fail to enter into collaborative ventures or to receive additional funding, we may have to delay, scale back or discontinue certain of our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. If we are unable to raise required capital, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations.

Furthermore, we could cease to qualify for listing of our securities on the NASDAQ SmallCap Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See "Risks Related to Our Business - The market price of our stock may be adversely affected by market volatility."

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

To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We rely on outside manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical studies for our products. We have validated only a single clinical manufacturing facility, owned and operated by Akorn, Inc., to produce appropriate clinical grade material of our drug substance that meets standards for use in our ongoing clinical studies. Akorn has been experiencing significant operational and financial difficulties and is currently attempting to restructure its financial obligations and improve its day to day operations. Akorn has informed us that certain operating difficulties experienced in one of its production rooms primarily used for the filling of sterile pharmaceuticals have been rectified and that the room had been returned to operational status. Manufacturing activities for Surfaxin for our Acute Respiratory Distress Syndrome trial recommenced in March 2003 and certain filling-related processes, solely related to Akorn's sterile filling room, needed additional attention. These issues have been addressed to the satisfaction of our manufacturing personnel and we are scheduled to recommence Surfaxin manufacture for the trial by the end of May 2003. Our ability to timely recommence Surfaxin manufacture for this trial is dependent upon a number of factors including, without limitation, Akorn's ability to maintain operational status of the sterile production room and its other Surfaxin-related facilities.

If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products.

We rely on outside manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards. We have validated only a single clinical manufacturing facility owned and operated by Akorn to produce appropriate clinical grade material of our drug substance that meets standards for use in our ongoing clinical studies. Recently, Akorn has experienced a number of operational and financial difficulties that, although not directly involving the manufacturing process for our Surfaxin and other proprietary surfactant drug substance or drug product, may have an adverse effect on our clinical research and development activities. We will also rely on outside manufacturers for production of our products after marketing approval. We anticipate entering into arrangements with other manufacturers for the manufacture of materials for use in clinical testing and after marketing approval.

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

The FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with good manufacturing practices
(GMPs) or similar requirements that the FDA or corresponding foreign regulators establish. Manufacturing or quality control problems could occur at the contract manufacturers causing product production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA's current GMP requirements necessary to continue manufacturing our drug substance. If our third-party foreign or domestic suppliers or manufacturers of our products, or, if we decide to manufacture our products on our own, we, fail to comply with GMP requirements or other FDA and comparable foreign regulatory requirements, it could adversely affect our clinical research activities and our ability to market and develop our products.

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

If Esteve, Quintiles or we breach or terminate the agreements that make up such collaboration arrangements or Esteve or Quintiles otherwise fail to conduct their Surfaxin-related activities in a timely manner or if there is a dispute about their respective obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability for the indications of Surfaxin which Esteve and/or Quintiles have agreed to assist in commercializing. Accordingly, we may need to enter into additional collaboration agreements and our success, particularly outside of the United States, may depend upon obtaining additional collaboration partners. In addition, we may depend on our partners' expertise and dedication of sufficient resources to develop and commercialize our proposed products. We may, in the future, grant to collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Under these arrangements, our collaboration partners may control key decisions relating to the development of the products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships or if our collaboration partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner and would have a material adverse effect on the commercialization of Surfaxin. See "Risks Related to Our Business
- Our lack of marketing and sales experience could limit our ability to generate revenues from future product sales."

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

We, and the parties licensing technologies to us, have filed various United States and foreign patent applications with respect to the products and technologies under our development, and the United States Patent and Trademark Office and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in the United States Patent and Trademark Office or foreign patent office issuing patents. Also, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against competitors.

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson, Inc., and Ortho Pharmaceutical Corporation which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2017 or, in some cases, possibly later. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also "Risks Related to Our Business - If we cannot meet requirements under our license agreements, we could lose the rights to our products."

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

We do not have marketing, sales or distribution experience or marketing or sales personnel. As a result, we will depend on our collaboration with Quintiles for the marketing and sales of Surfaxin for indications of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants in the United States and with Esteve for the marketing and sales of Surfaxin for the treatment of Respiratory Distress Syndrome, Meconium Aspiration Syndrome and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients in all of Europe and Latin America. See "Risks Related to Our Business
- Our strategy, in many cases, is to enter into collaboration agreements with third parties with respect to our products and we may require additional collaboration agreements. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products." If we do not develop a marketing and sales force of our own, then we will depend on arrangements with corporate partners or other entities for the marketing and sale of our remaining products.

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

Four products, three that are animal-derived and one that is a synthetic, are specifically approved for the treatment of Respiratory Distress Syndrome in premature infants. Exosurf(R) is synthetic and is marketed by GlaxoSmithKline, plc, outside the United States and contains only phospholipids (the fats normally present in the lungs) and synthetic organic detergents and no stabilizing protein or peptides. Curosurf(R) is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta(R), marketed by the Ross division of Abbott Laboratories, Inc., is an extract of bovine lung that contains the cow version of surfactant protein B. Forest Laboratories, Inc., markets its calf lung surfactant, Infasurf(R) in the United States for the treatment of Respiratory Distress Syndrome in premature infants. Although none of the four approved surfactants for Respiratory Distress Syndrome in premature infants is approved for Acute Lung Injury or Acute Respiratory Distress Syndrome in adults, which are significantly larger markets, there are a significant number of other potential therapies in development for the treatment of Acute Lung Injury/Acute Respiratory Distress Syndrome that are not surfactant-related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin. We believe that engineered humanized surfactants such as Surfaxin will be far less expensive to produce than the animal-derived products approved for the treatment of Respiratory Distress Syndrome in premature infants and will have no capability of transmitting the brain-wasting bovine spongiform encephalopathy (commonly called "mad-cow disease") or causing adverse immunological responses in young and older adults.

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

As of March 31, 2003, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 15% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

--changes in the United States or foreign regulatory policy during the period of product development;

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

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the three-month period ended March 31, 2003, the price of our common stock has ranged from $2.07 to $2.23. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the three-month period ending March 31, 2003, the average daily trading volume in our common stock was approximately 38,027 shares and the average number of transactions per day was approximately 60. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of March 31, 2003, we had 32,856,526 shares of common stock outstanding. In addition, as of March 31, 2003, up to approximately 11,494,000 shares of our common stock were issuable upon exercise of outstanding options and warrants.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of
      1934) as of a date within 90 days before the filing date of this Quarterly Report. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information, as required to be disclosed in the reports the Company we file pursuant to the Exchange Act.

(b) Changes in internal controls. There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

In the quarter ended March 31, 2003, we granted an aggregate of 26,500 options to our employees and consultants at various exercise prices ranging from $1.70 per share to $2.82 per share. We claim the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker/dealers were involved in the sale and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

The 2003 Annual Meeting of our Stockholders will be held on Tuesday, July 15, 2003, at 9:00 a.m. Eastern Daylight Time. It is expected that the Proxy Statement and the form of proxy for the Annual Meeting, together with the 2003 Annual Report, will be mailed to stockholders on or about June 11, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      99.1  Section 302 Certification of Chief Executive Officer

      99.2  Section 302 Certification of Chief Financial Officer

      99.3  Section 906 Certification of Chief Executive Officer

      99.4  Section 906 Certification of Chief Financial Officer

(b)   Reports on Form 8-K:

      A current report on Form 8-K was filed on February 26, 2003, reporting two news releases issued by us; the first updating the progress of our ongoing pivotal, landmark multinational Phase 3 clinical trial for Surfaxin for Respiratory Distress Syndrome in premature infants, and the second announcing our financial results for the fourth quarter and year ended December 31, 2002, including selected updates on our progress since the end of the third quarter of 2002.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Quarterly Report on Form 10-Q, and two separate Certifications of our Chief Executive Officer and our Chief Financial Officer.

The first form of Certification is required by Rule 13a-14 under the Exchange Act in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of our Chief Executive Officer and our Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Discovery Laboratories, Inc.
                                           (Registrant)


Date: May 14, 2003              /s/ Robert J. Capetola
                                ------------------------------------------------
                                Robert J. Capetola, Ph.D.
                                President and Chief Executive Officer


Date: May 14, 2003              /s/ John G. Cooper
                                ------------------------------------------------
                                John G. Cooper
                                Sr. Vice President and Chief Financial Officer
                                (Principal Financial Officer)