Form 10-Q
period 2003-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2003-08-14
CIK 946486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

As of August 11, 2003, 41,270,576 shares of common stock, par value $.001 per share, were outstanding.

                                Table of Contents

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  CONDENSED CONSOLIDATED BALANCE SHEETS --
                      As of June 30, 2003 (unaudited) and December 31, 2002 ...................       Page 4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
                      For the Three Months Ended June 30, 2003 and 2002; for
                      the Six Months Ended June 30, 2003 and 2002; and
                      for the Period from May 18, 1993 (Inception) through June 30, 2003 ......       Page 5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
                      For the Six Months Ended June 30, 2003 and 2002; and
                      for the Period from May 18, 1993 (Inception) through June 30, 2003 ......       Page 6

                  Notes to Condensed Consolidated Financial Statements -
                      June 30, 2003 (unaudited) ...............................................       Page 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ...............................................................       Page 8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..................       Page 23

         Item 4.  Controls and Procedures .....................................................       Page 23

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings ...........................................................       Page 24
         Item 2.  Changes in Securities and Use of Proceeds ...................................       Page 24
         Item 3.  Defaults Upon Senior Securities .............................................       Page 24
         Item 4.  Submission of Matters to a Vote of Security Holders .........................       Page 24
         Item 5.  Other Information ...........................................................       Page 24
         Item 6.  Exhibits and Reports on Form 8-K ............................................       Page 24

         Signatures ...........................................................................       Page 26

Unless the context otherwise requires, all references to "we," "us," "our," and the "Company" include Discovery Laboratories, Inc. ("Discovery"), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Safe Harbor Statement Under the Private Securities Litigation Act of 1995

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                               June 30,           December 31,
                                                                                 2003                2002
                                                                            -------------        ------------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                               $  31,213,000        $  8,538,000
    Available -for-sale marketable securities                                   4,300,000          10,652,000
    Note receivable - current                                                       2,000               2,000
    Prepaid expenses and other current assets                                     471,000             325,000
                                                                            -------------        ------------
                Total current assets                                           35,986,000          19,517,000

Property and equipment, net of accumulated depreciation                         1,433,000           1,231,000
Note receivable                                                                   194,000             195,000
Other assets                                                                       95,000             119,000
                                                                            -------------        ------------
Total Assets                                                                $  37,708,000        $ 21,062,000
                                                                            =============        ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accured expenses                                   $   2,693,000           3,013,000
    Capitalized lease - current                                                   232,000             189,000
                                                                            -------------        ------------
                Total current liabilities                                       2,925,000           3,202,000

Deferred revenue                                                                1,032,000           1,393,000
Credit facility with corporate partner                                          1,758,000           1,450,000
Capitalized lease, net of current portion                                         290,000             256,000
                                                                            -------------        ------------
                Total Liabilities                                               6,005,000           6,301,000

Shareholders' equity:
    Common stock, $.001 par value; 60,000,000 authorized;
      38,492,051 and 32,818,283 issued and outstanding
      at June 30, 2003 and December 31, 2002, respectively                         39,000              33,000
    Additional paid-in capital                                                113,718,000          87,463,000
    Unearned portion of compensatory stock options                                (12,000)            (95,000)
    Deficit accumulated during development stage                              (81,932,000)        (72,578,000)
    Treasury stock (at cost; 38,243 shares common)                               (239,000)           (239,000)
    Accumulated other comprehensive income                                        129,000             177,000
                                                                            -------------        ------------
                Total shareholders' equity                                     31,703,000          14,761,000
                                                                            -------------        ------------
Total Liabilities & Equity                                                  $  37,708,000        $ 21,062,000
                                                                            =============        ============

See notes to condensed consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                  Three Months Ended                Six Months Ended           May 18, 1993
                                                       June 30,                         June 30,                (Inception)
                                             ---------------------------      ----------------------------        through
                                                2003             2002             2003            2002         June 30, 2003
                                             -----------     -----------      -----------     ------------     -------------
Revenues:
  Contracts, Licensing & Milestones          $   263,000     $   783,000      $   657,000     $  1,020,000     $  4,497,000
                                             -----------     -----------      -----------     ------------     ------------
Expenses:
  Research & Development                       4,011,000       3,721,000        7,855,000        6,326,000       50,571,000
  General & Administrative                     1,137,000       1,538,000        2,304,000        2,670,000       25,729,000
  Write-off of acquired in-process research
    and development and supplies                      --              --               --               --       13,508,000
                                             ---------------------------      -----------     ------------     ------------
                       Total Expenses          5,148,000       5,259,000       10,159,000        8,996,000       89,808,000
                                             ---------------------------      -----------     ------------     ------------
Operating Loss                                (4,885,000)     (4,476,000)      (9,502,000)      (7,976,000)     (85,311,000)

Other income and expenses:
  Interest Income, dividends, realized
    gains, and other income                       98,000         191,000          266,000          351,000        4,342,000
  Minority interest in net loss of subsidiary         --              --               --               --           26,000
  Interest expense                               (62,000)         (2,000)        (118,000)         (32,000)        (306,000)
                                             ---------------------------      -----------     ------------     ------------
Net Loss                                     $(4,849,000)    $(4,287,000)     $(9,354,000)    $ (7,657,000)    $(81,249,000)
                                             ===========================      ===========     ============     ============

Net loss per common share -
  basic and diluted                          $     (0.14)    $     (0.16)     $     (0.28)    $      (0.29)

Weighted average number of common
  shares outstanding -
  basic and diluted                           33,487,135      26,394,013       33,171,701       26,113,947

See notes to condensed consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                       Six Months Ended              May 18, 1993
                                                                            June 30,                  (Inception)
                                                                ------------------------------          through
                                                                    2003              2002           June 30, 2003
                                                                ------------      ------------       -------------
Cash flows from operating activities:
    Net loss                                                    $ (9,354,000)     $ (7,657,000)      $(81,249,000)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Write-off of acquired in-process research and
          development and supplies                                        --                --         13,508,000
        Write-off of licenses                                             --                --            683,000
        Depreciation and amortization                                178,000           145,000          1,007,000
        Compensatory stock options                                    99,000           169,000          3,676,000
        Expenses paid using treasury stock and
          common stock                                                    --            26,000            230,000
        Loss on sale of property                                          --                --              4,000
        Changes in:
          Prepaid expenses and
            other current assets                                    (146,000)          (21,000)           690,000
          Accounts payable and accrued expenses                     (320,000)          (80,000)         2,559,000
          Other liabilities                                               --           400,000                 --
          Other assets                                                (1,000)           (2,000)           (24,000)
        Proceeds from research and development
          collaborative agreements                                        --         1,833,000          3,474,000
        Amortization of deferred revenue                            (361,000)         (547,000)        (2,997,000)
        Expenses paid on behalf of company                                --                --             18,000
        Employee stock compensation                                       --                --             42,000
        Reduction of research and development supplies                    --                --           (161,000)
                                                                ------------      ------------       ------------
          Net cash used in operating activities                   (9,905,000)       (5,734,000)       (58,540,000)
                                                                ------------      ------------       ------------
Cash Flows from Investing Activities:
    Purchase of property and equipment                              (165,000)         (282,000)        (2,143,000)
    Proceeds from sale of property and equipment                          --                --            575,000
    Loan to related party                                                 --                --           (200,000)
    Related party loan payments received                               1,000             1,000              4,000
    Acquisition of licenses                                               --                --           (711,000)
    Purchase of marketable securities                               (209,000)       (5,243,000)       (52,713,000)
    Proceeds from sale or maturity of marketable securities        6,513,000         7,500,000         48,947,000
    Net cash payments on merger                                           --                --         (1,670,000)
                                                                ------------      ------------       ------------
          Net cash provided by (used in) investing activities      6,140,000         1,976,000         (7,911,000)
                                                                ------------      ------------       ------------
Cash Flows from Financing Activities:
    Proceeds from issuance of securities, net of expenses         26,245,000         2,923,000         96,254,000
    Proceeds from credit facility                                    308,000                --          1,758,000
    Purchase of treasury stock                                            --                --           (121,000)
    Principal payments under capital lease obligation               (113,000)          (22,000)          (227,000)
                                                                ------------      ------------       ------------
          Net cash provided by financing activities               26,440,000         2,901,000         97,664,000
                                                                ------------      ------------       ------------
Net increase (decrease) in cash and cash equivalents              22,675,000          (857,000)        31,213,000
Cash and cash equivalents - beginning of period                    8,538,000         3,758,000                 --
                                                                ------------      ------------       ------------
Cash and cash equivalents - end of period                       $ 31,213,000      $  2,901,000       $ 31,213,000
                                                                ============      ============       ============
Supplementary disclosure of cash flows information:
    Interest paid                                               $     84,000      $    (32,000)      $    216,000

Noncash transactions:
    Class H warrants issued/revalued                                      --          (643,000)           150,000
    Accrued dividends on Series C preferred stock                         --                --            682,000
    Series C preferred stock dividends paid using common
      stock                                                               --                --            204,000
    Preferred Stock issued for inventory                                  --                --            575,000
    Equipment acquired through capitalized lease                     190,000                --            749,000
    Unrealized (loss) gain on marketable securities                  (48,000)           11,000            129,000
    Common and treasury stock issued as payment for services              --            26,000             99,000

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Discovery Laboratories, Inc. (the "Company"), is a biopharmaceutical company developing its proprietary surfactant technology as Surfactant Replacement Therapies for respiratory diseases including Respiratory Distress Syndromes, Acute Lung Injury, asthma, Chronic Obstructive Pulmonary Disease (COPD), and upper airway disorders. We believe that our proprietary surfactant technology is the only surfactant technology presently available to potentially treat a broad range of respiratory diseases.

Surfactants are substances that are produced naturally in the lungs and are essential to the lungs' ability to absorb oxygen and to maintain proper airflow through the respiratory system. The absence or depletion of surfactant is involved in a number of respiratory diseases. Our surfactant technology produces an engineered version of natural human lung surfactant that is designed to precisely mimic the essential properties of human lung surfactant.

Our lead product, Surfaxin(R), is being developed initially for critical care patients with life-threatening respiratory disorders where there are few, if any, approved therapies. Surfaxin is currently in a pivotal Phase 3 clinical trial for Respiratory Distress Syndrome in premature infants, a Phase 3 and a Phase 2 clinical trial for Meconium Aspiration Syndrome in full-term infants, and a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults. Inhalable aerosolized formulations of our humanized surfactant are presently being developed to potentially treat patients suffering from severe acute asthma and Acute Lung Injury, our lead preclinical programs, as well as COPD, sinusitis, and upper airway disorders such as sleep apnea and otitis media (inner ear infection).

We are presently developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp., to commercialize Surfaxin in neonatal indications in the United States. We have also entered into a strategic alliance with Laboratorios del Dr. Esteve to commercialize Surfaxin in Europe and Latin America. We intend to establish strategic alliances, where appropriate, for the development and commercialization of our products in other indications and markets.

Stock Based Employee Compensation

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. We continue to account for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had we accounted for our stock option plans in accordance with SFAS 123, the pro forma net loss for the six months ended June 30, 2003 and 2002 would have been as follows:

                                                          Six Months Ended
                                                              June 30,
                                                  ------------------------------
                                                      2003               2002
                                                  -----------        -----------
Net loss as reported                              $(9,354,000)       $(7,657,000)
Additional stock-based employee compensation      $  (357,000)       $  (508,000)
                                                  -----------        -----------
Pro forma net loss                                $(9,711,000)       $(8,165,000)
                                                  ===========        ===========
Pro forma net loss per share                      $     (0.29)       $     (0.31)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

We are a development stage company and have incurred substantial losses since inception. To date, we have funded our operations primarily through the issuance of equity. We expect to continue to expend substantial amounts for continued product research, development and initial commercialization activities for the foreseeable future. Management's plans with respect to funding these development and commercialization activities are to use our existing capital, our secured credit facilities with PharmaBio Development Inc., a subsidiary of Quintiles, and General Electric Capital Corporation, and, if possible, to secure additional capital through the issuance of equity and/or collaborative arrangements. Our continuation is dependent on our ability to obtain additional financing and, ultimately, on our ability to achieve profitable operations. There is no assurance, however, that such financing will be available or that our efforts ultimately will be successful.

All of our current products under development are subject to license agreements that will require the payment of future royalties.

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

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was approximately $4,834,000 and $9,402,000 for the three and six months ended June 30, 2003, respectively, and approximately $4,155,000 and $7,646,000 for the three and six months ended June 30, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since our inception, we have incurred significant losses and, as of June 30, 2003, had a deficit accumulated during the development stage of approximately $81.9 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, financial, business development, legal and general corporate activities and related expenses.

Plan of Operations

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products, manufacturing, initial commercialization and general and administrative activities.

We anticipate that during the next 12 to 24 months we will:

      (i) significantly increase our research, development and regulatory activities.

            It is anticipated that our research and development activities will be the clinical trials for Surfaxin indications and related regulatory filings. We are presently conducting a pivotal, multinational landmark Phase 3 trial treating up to 1,500 patients for the treatment of Respiratory Distress Syndrome in premature infants. This pivotal trial is intended, if successful, to provide the basis for New Drug Applications with the FDA and other worldwide regulatory authorities. This pivotal trial is expected to be completed and data announced early in the fourth quarter of 2003. We have concluded enrollment and reported results of key endpoints of a supportive Phase 3 multinational clinical trial of Surfaxin for Respiratory Distress Syndrome (RDS) in premature infants. Further evaluation of secondary endpoints and safety parameters of this supportive clinical trial are currently being conducted. For Acute Respiratory Distress Syndrome in adults, we currently are conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. We expect to complete this trial in the second quarter of 2004. For Meconium Aspiration Syndrome in full-term infants, we currently are conducting a Phase 3 clinical trial of up to 200 patients in the United States. Enrollment is ongoing but has been slower than expected and completion is now anticipated in 2004. Given our belief in the importance of the pivotal Phase 3 trial for Respiratory Distress Syndrome in premature infants to our present development plan, resources have been and may continue to be reallocated from the Meconium Aspiration Syndrome program to the Respiratory Distress Syndrome program, as needed. We are conducting a Phase 2 clinical trial of Surfaxin lavage in up to 60 infant patients for use as a prophylactic for infants who are at risk for Meconium Aspiration Syndrome. The clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed in the "Risks Related to Our Business" section: "The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain"; and "Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing late-stage clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business."

            Aerosolized formulations of our humanized surfactant are presently being developed to potentially treat hospitalized patients suffering from severe acute asthma and Acute Lung Injury. In addition, we are evaluating the development of aerosolized formulations of our humanized surfactant to potentially treat COPD, sinusitis, sleep apnea and otitis media (inner ear infection).

      (ii) invest in and support a long-term manufacturing strategy that includes utilizing the clinical and commercial supply capabilities of our current contract manufacturer and securing additional manufacturing capability in order to provide backup for the production of our humanized surfactant drug product and to scale up to meet clinical and commercial needs as they expand.

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

We are currently implementing the initial phase of our long-term manufacturing strategy through the recent selection of Laureate Pharma, L.P., to become our current contract manufacturer. Laureate Pharma will replace our previous contract manufacturer, Akorn, Inc., who has been experiencing operational and financial difficulties. Laureate Pharma has current Good Manufacturing Practices
(cGMP)-compliant manufacturing facilities in Princeton and Totowa, New Jersey, and experience in producing sterile pharmaceutical and biopharmaceutical products. In connection with the first phase of the implementation plan with Laureate Pharma, we have transferred our existing manufacturing equipment from Akorn. Plans include having Laureate Pharma produce clinical material by the fourth quarter of 2003. This arrangement also encompasses plans for manufacturing scale-up and enhancements, including additional equipment to support commercial-scale Respiratory Distress Syndrome requirements and Acute Respiratory Distress late-stage, clinical-scale production of Surfaxin. We are currently negotiating the final terms and conditions of a definitive manufacturing agreement with Laureate

Pharma. Until the execution of said agreement, Laureate Pharma is not obligated to manufacture any of our drug products. There can be no assurance that we and Laureate Pharma will ultimately execute such agreement nor that such agreement ultimately will be on terms favorable to us. If the agreement is not executed, we may pursue alternative manufacturing arrangements, which may delay or impair our ability to obtain regulatory approval for our products or be available only on terms that are not favorable to us. See "Risks Related to Our Business - In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product and competitors drug product, which may not be readily available"; and "If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products."

We have entered into a collaboration arrangement with Quintiles, and its affiliate, PharmaBio, to provide certain commercialization services in the United States for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants. Quintiles will hire and train a dedicated United States sales force that will be branded in the market as ours. Quintiles will make available up to $70 million in post-launch funding to cover the first seven years of United States sales and marketing costs. In return, Quintiles will receive a commission on net sales of Surfaxin over a 10-year period. The Quintiles arrangement allows us to retain product ownership and have sales and marketing expertise in place for the commercialization of Surfaxin in the United States, if approved.

We have an alliance with Esteve to develop, market and sell Surfaxin throughout Europe and Latin America. Esteve will provide certain commercialization services for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients. Our exclusive supply agreement with Esteve provides that Esteve will purchase from us all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve has also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for the Acute Lung Injury/Acute Respiratory Distress Syndrome indications. Esteve also agreed to make certain milestone payments to us upon the attainment of European marketing regulatory approval for Surfaxin.

We will need to generate significant revenues from product sales and/or related royalties and transfer prices to achieve and maintain profitability. Through June 30, 2003, we have had no revenues from any product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers, including, without limitation, our contract manufacturing facility. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through June 30, 2003, we had not generated taxable income. At December 31, 2002, net operating losses available to offset future taxable income for federal tax purposes were approximately $65.1 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under
Section 382 of the Internal Revenue Code. In addition, as of December 31, 2002, we had a research and development tax credit carryforward of $1,225,000. The federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

Results of Operations

Net loss for the three and six months ended June 30, 2003 were $4,849,000 ($0.14 per common share) and $9,354,000 ($0.28 per common share), respectively. Net loss for the three and six months ended June 30, 2002 were $4,287,000 ($0.16 per common share) and $7,657,000 ($0.29 per common share), respectively.

Revenues

Revenues from research and development collaborative contracts for the three and six months ended June 30, 2003 were $263,000 and $657,000, respectively. Revenues from research and development collaborative contracts for the three and six months ended June 30, 2002 were $783,000 and $1,020,000, respectively. The decreased revenues are related to (i) the conclusion of work associated with our Small Business Innovative Research (SBIR) grant for research in Acute Lung Injury/Acute Respiratory Distress Syndrome in adults and our Orphan Products Development grant to develop Surfaxin for Meconium Aspiration Syndrome in full-term infants;

and (ii) the extension of the amortization period and related revenue recognition of the funding previously provided to us in connection with our strategic alliance with Esteve which now reflects the planned fourth quarter 2003 completion of our Phase 3 pivotal clinical trial for Surfaxin for Respiratory Distress Syndrome in premature infants.

Expenses

Research and development expenses for the three and six months ended June 30, 2003 were $4,011,000 and $7,855,000, respectively. Research and development expenses for the three and six months ended June 30, 2002 were $3,721,000 and $6,326,000, respectively. This increase primarily reflects clinical trial costs incurred for our lead product, Surfaxin, currently in various Phase 3 and Phase 2 clinical trials for critical care patients with life threatening respiratory disorders, and research and development activities related to the development of aerosolized formulations of our humanized lung surfactant to potentially treat a variety of respiratory and upper airway conditions.

General and administrative expenses for the three and six months ended June 30, 2003 were $1,137,000 and $2,304,000, respectively. General and administrative expenses for the three and six months ended June 30, 2002 were $1,538,000 and $2,670,000, respectively. General and administrative expenses consist primarily of the costs of executive management, financial and accounting, business and commercial development, legal, facility and other administrative costs. Included in general and administrative costs are approximately $310,000 and $400,000 for the six months ended June 30, 2003 and 2002, respectively, related to pre-launch commercialization activities (market research and analysis) for Surfaxin conducted in connection with a collaboration arrangement with Quintiles (for which funding is provided by the secured revolving credit facility with PharmaBio discussed below in "Liquidity and Capital Resources"). Additionally, included general and administrative costs are non-cash compensation charges of approximately $99,000 and $346,000 for the six months ended June 30, 2003 and 2002, respectively, related to options granted to non-employee directors under the Automatic Option Grant Program of our Amended and Restated 1998 Stock Option Plan.

Other Income and Expense

Other income and expense (net) for the three and six months ended June 30, 2003 were $36,000 and $148,000, respectively. Other income and expense (net) for the three and six months ended June 30, 2002 were $189,000 and $319,000. The decrease in other income and expense (net) is due primarily to interest expense associated with our secured, revolving credit facility and capital lease financing arrangements and a decrease in interest earned on our cash, cash equivalents and marketable securities primarily due to a general reduction in earned market interest rates. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2003, we had cash, cash equivalents and marketable securities of approximately $35.5 million as compared to approximately $19.2 million we had as of December 31, 2002. As of June 30, 2003, we had working capital of approximately $33.0 million as compared to the working capital of approximately $16.3 million we had as of December 31, 2002. The increase in working capital is due to the net proceeds of $26.1 million received from the sale of securities offset by funds used in our clinical trial and research and development activities.

In June and July of 2003, our common stock attained certain price performance thresholds on the Nasdaq SmallCap Market that permitted us to provide notice for redemption (and thereby effectively compel the exercise thereof) to the holders of three of our outstanding classes of warrants which represented, in aggregate, the right to purchase approximately 3.6 million shares of common stock. Such warrants (i.e., the Class I, Class F and Class C warrants) were previously issued by us in connection with certain private placement financings that occurred in November 2002, October 2001 and April 1999, respectively. As of August 12, 2003, warrants representing 2.8 million shares of common stock out of the total of approximately 3.6 million shares of common stock issuable upon exercise of such warrants have been exercised, in accordance with their terms, either cashlessly or for cash resulting in approximately 2.6 million shares of common stock issued to such warrantholders and aggregate cash proceeds of approximately $5.7 million received by us.

Secured, Revolving Credit Facility and Capital Lease Financing Arrangements

We have a secured revolving credit facility of up to $8.5 million to $10 million with PharmaBio to fund pre-marketing activities for a Surfaxin launch in the United States. The credit facility is available for use until December 10, 2004, and monies become available in three tranches upon our satisfaction of certain conditions. We have satisfied the conditions for availability of the first two tranches and at June 30, 2003, the amount available under the credit facility was approximately $5.7 million, of which $1.8 million was outstanding. Interest on amounts advanced under the credit facility will be payable quarterly in arrears. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles.

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of General Electric Capital Corporation that provides, subject to certain conditions, for up to $1 million in financing for capital purchases. As of June 30, 2003, we had used approximately $475,000 of this financing arrangement.

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

Historically, our working capital has been provided from the proceeds of private financings:

In June 2003, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $26.1 million. We issued 4,997,882 shares of common stock and 999,577 Class A Investor warrants to purchase shares of common stock at an exercise price of $6.875 per share. The Class A Investor warrants have a seven-year term. See Part II Item 2: "Change in Securities and use of Proceeds."

In November 2002, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $11.9 million. We issued 6,397,517 shares of common stock and 2,878,883 Class I warrants to purchase shares of common stock at an exercise price of $2.425 per share. The Class I warrants have a five-year term and we are entitled to redeem the Class I warrants, with 60 days' prior written notice, for $.001, upon the attainment of certain exchange-related price performance thresholds of the common stock. In June 2003, the price performance criteria was met and we provided notice to the Class I warrantholders of our intention to redeem the Class I warrants. As of August 11, 2003, 726,726 Class I warrants remain unexercised.

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

In October 2001, we received approximately $7.3 million in net proceeds from a private financing. In the financing, we issued 3,562,759 shares of common stock and 712,553 Class F warrants to purchase shares of common stock at an exercise price equal to $2.365 per share. The Class F warrants have a five-year term and we are entitled to redeem the Class F warrants, with 20 days' prior written notice, for $.001, upon the attainment of certain exchange-related price performance thresholds of the common stock. In July 2003, the price performance criteria was met and we provided notice to the Class F warrantholders of our intention to redeem the Class F warrants. As of August 11, 2003, 104,552 Class F warrants remain unexercised.

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

During March and April 1999, we raised $1.0 million in a private placement offering of 826,447 shares of common stock and 569,026 Class C warrants to purchase common stock at an exercise price of $2.15 per share. The Class C warrants are exercisable through April 2006. In August 2003, pursuant to the terms of the Class C warrants, we provided notice to the Class C warrantholders of our intention to redeem the Class C warrants. As of August 11, 2003, 56,907 Class C warrants remain unexercised.

We will require substantial additional funding to conduct our business, including our expanded research and product development activities. Based on our current operating plan, we believe that our currently available resources, including amounts currently available under our credit facility with PharmaBio, and our capital lease financing arrangement with General Electric Capital Corporation, will be adequate to satisfy our capital needs into 2005. Our future capital requirements will depend on the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our credit facility with PharmaBio and our capital lease financing arrangement with General Electric Capital Corporation, we have not entered into any additional arrangements to obtain any additional financing. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of our common stock on the NASDAQ SmallCap Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See "Risks Related to Our Business - We will need additional capital, and our ability to continue all of our existing planned research and development activities is uncertain. Any additional financing could result in equity dilution"; "The market price of our stock may be adversely affected by market volatility"; and "A substantial number of our securities are eligible for future sale and this could affect the market price for our stock and our ability to raise capital."

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

We are a late stage biopharmaceutical company. Therefore, you must evaluate us in light of the uncertainties and complexities present in such companies. We currently have no products approved for marketing and sale and are conducting research and development on our product candidates. As a result, we have not begun to market or generate revenues from the commercialization of any of these products. Our long-term viability will be impaired if we are unable to obtain regulatory approval for, or successfully market, our product candidates.

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of June 30, 2003, we have incurred a deficit accumulated during the development stage of approximately $81.9 million, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing late-stage clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business.

Our humanized, engineered surfactant platform technology is based on the scientific rationale for surfactant replacement therapy to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. Our lead product, Surfaxin, is currently in a Phase 3 clinical trial for Respiratory Distress Syndrome in premature infants, a Phase 3 clinical trial for Meconium Aspiration Syndrome in full-term infants and a Phase 2 clinical trial for Acute Respiratory Distress syndrome in adults.

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

We will need substantial additional funding to conduct our presently planned research and product development activities. Based on our current operating plan, we believe that our currently available financial resources will be adequate to satisfy our capital needs into 2005. Our future capital requirements will depend on a number of factors that are uncertain, including the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process, among others. We will likely need to raise substantial additional funds through collaborative ventures with potential corporate partners and through additional debt or equity financings. We may also continue to seek additional funding through capital lease transactions. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements. This would increase our cash requirements for research and development.

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

The approval process is lengthy, expensive and uncertain. It is also possible that the FDA or comparable foreign regulatory authorities could interrupt, delay or halt any one or more of our clinical trials. If we, or any regulatory authorities, believe that trial participants face unacceptable health risks, any one or more of our trials could be suspended or terminated. We also may not reach agreement with the FDA and/or comparable foreign agencies on the design of any one or more of the clinical studies necessary for approval. Conditions imposed by the FDA and comparable agencies in foreign countries on our clinical trials could significantly increase the time required for completion of such clinical trials and the costs of conducting the clinical trials. Data obtained from clinical trials are susceptible to varying interpretations which may delay, limit or prevent regulatory approval.

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

Clinical trials generally take two to five years or more to complete, and, accordingly, our first product is not expected to be commercially available in the United States until at least 2004, and our other product candidates will take longer. The FDA has notified us that two of our intended indications for Surfaxin, Meconium Aspiration Syndrome in full-term infants and Acute Respiratory Distress Syndrome in adults, have been granted designation as "fast-track" products under provisions of the Food and Drug Administration Modernization Act of 1997. The FDA has also granted us Orphan Drug Designation for three of our intended indications for Surfaxin, Meconium Aspiration Syndrome in full-term infants, Acute Respiratory Distress Syndrome in adults and Respiratory Distress Syndrome in infants. To support our development of Surfaxin for the treatment of Meconium Aspiration Syndrome, the FDA has awarded us an Orphan Products Development Grant. Fast-Track Status does not accelerate the clinical trials nor does it mean that the regulatory requirements are less stringent. The Fast-Track Status provisions are designed to expedite the FDA's review of new drugs intended to treat serious or life-threatening conditions. The FDA generally will review the New Drug Application for a drug granted Fast-Track Status within six months instead of the typical one to three years. Our products may not, however, continue to qualify for expedited review and our other drug candidates may fail to qualify for fast track development or expedited review. Even though some of our drug candidates have qualified for expedited review, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

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

To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We rely on third party contract manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical trials of our products. We recently transferred our manufacturing capabilities from our single validated clinical manufacturing facility, owned and operated by Akorn to a new contract manufacturer, Laureate Pharma, with the objective of producing appropriate clinical grade material of our drug substance that meet the standards for use in our ongoing clinical studies. We are currently negotiating the final terms and conditions of a definitive manufacturing agreement with Laureate Pharma. Until the execution of said agreement, Laureate Pharma is not obligated to manufacture any of our drug products. There can be no assurance that we and Laureate Pharma will ultimately execute such agreement nor that such agreement ultimately will be on terms favorable to us. If the agreement is not executed, we may pursue alternative manufacturing arrangements, which may delay or impair our ability to obtain regulatory approval for our products or be available only on terms that are not favorable to us.

If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products.

We rely on outside manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical studies of our products. Presently, we have no validated clinical manufacturing facility to produce appropriate clinical grade material of our drug substance for use in our ongoing clinical studies.

Laureate Pharma or other outside manufacturers may not be able to (i) produce our drug substance to appropriate standards for use in clinical studies, (ii) perform under the definitive manufacturing agreement once such agreements are executed, if at all, or (iii) remain in the contract manufacturing business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or to develop our own manufacturing capabilities. If we cannot do so, it could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete any profit margins. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

Our strategy for the completion of the required development and clinical testing of our products and for the manufacturing, marketing and commercialization of our products, in many cases, depends upon entering into collaboration arrangements with pharmaceutical companies to market, commercialize and distribute our products. In March 2002, we expanded our relationship with Esteve by entering into a collaboration arrangement with Esteve for Surfaxin covering all of Europe and Latin America. Esteve will be responsible for the marketing of Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adults. Esteve will also be responsible for the sponsorship of certain clinical trial costs related to obtaining European Medicines Evaluation Agency approval for commercialization of Surfaxin in Europe for the Acute Lung Injury/Acute Respiratory Distress Syndrome indications. We will be responsible for the remainder of the regulatory activities relating to Surfaxin, including with respect to European Medicines Evaluation Agency filings.

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

If Esteve, Quintiles, PharmaBio or we breach or terminate the agreements that make up such collaboration arrangements or Esteve, Quintiles or PharmaBio otherwise fail to conduct their Surfaxin-related activities in a timely manner or if there is a dispute about their respective obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability for the indications of Surfaxin which Esteve, Quintiles and/or PharmaBio have agreed to assist in commercializing. Accordingly, we may need to enter into additional collaboration agreements and our success, particularly outside of the United States, may depend upon obtaining additional collaboration partners. In addition, we may depend on our partners' expertise and dedication of sufficient resources to develop and commercialize our proposed products. We may, in the future, grant to collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Under these arrangements, our collaboration partners may control key decisions relating to the development of the products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships or if our collaboration partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner and would have a material adverse effect on the commercialization of Surfaxin. See "Risks Related to Our Business - Our lack of marketing and sales experience could limit our ability to generate revenues from future product sales."

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

Four products, three that are animal-derived and one that is a synthetic, are specifically approved for the treatment of Respiratory Distress Syndrome in premature infants. Exosurf(R) is synthetic and is marketed by GlaxoSmithKline, plc, outside the United States and contains only phospholipids (the fats normally present in the lungs) and synthetic organic detergents and no stabilizing protein or peptides. Curosurf(R) is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta(R), marketed by the Ross division of Abbott Laboratories, Inc., is an extract of bovine lung that contains the cow version of surfactant protein C. Forest Laboratories, Inc., markets its calf lung surfactant, Infasurf(R) in the United States for the treatment of Respiratory Distress Syndrome in premature infants. Although none of the four approved surfactants for Respiratory Distress Syndrome in premature infants is approved for Acute Lung Injury or Acute Respiratory Distress Syndrome in adults, which are significantly larger markets, there are a significant number of other potential therapies in development for the treatment of Acute Lung Injury/Acute Respiratory Distress Syndrome that are not surfactant-related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin. We believe that engineered humanized surfactants such as Surfaxin will be far less expensive to produce than the animal-derived products approved for the treatment of Respiratory Distress Syndrome in premature infants and will have no capability of transmitting the brain-wasting bovine spongiform encephalopathy (commonly called "mad-cow disease") or causing adverse immunological responses in young and older adults.

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

As of June 30, 2003, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 9% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of

Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

--    new accounting standards; and

-- the occurrence of any of the risks described in this "Management's Discussion and Analysis - Risks Related to Our Business."

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the six-month period ended June 30, 2003, the price of our common stock has ranged from $1.32 to $7.40. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the six-month period ending June 30, 2003, the average daily trading volume in our common stock was approximately 245,188 shares and the average number of transactions per day was approximately 329. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of June 30, 2003, we had 38,492,051 shares of common stock issued and outstanding. In addition, as of June 30, 2003, up to approximately 11,465,000 shares of our common stock were issuable upon exercise of outstanding options and warrants.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) prior to the filing of this Quarterly Report. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information, as required to be disclosed in the reports we file pursuant to the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

In the quarter ended June 30, 2003, we granted an aggregate of 61,250 options to our employees and consultants at various exercise prices ranging from $1.710 per share to $4.989 per share. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker/dealers were involved in the sale and no commissions were paid.

In the quarter ended June 30, 2003, pursuant to a financing, we issued units consisting of an aggregate of approximately 5.0 million shares of common stock, par value $.001 per share, and Class A Investor warrants to purchase an aggregate of approximately 1.0 million shares of common stock with an initial exercise price of $6.875 per share of common stock. We anticipate using the net proceeds of approximately $26.5 million generated from the financing for working capital and for other general corporate purposes, primarily the continuing research and development of our products.

The Offering was not registered under the Securities Act in reliance on the exceptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each of the purchasers in the financing represented that it is an accredited investor, as defined by Rule 501 promulgated under the Securities Act, and certificates representing the shares of common stock and the Class A Investor warrants issued in connection with the financing will contain appropriate legends to reflect the restrictions on transfer imposed by the Securities Act.

In the quarter ended June 30, 2003, pursuant to the exercise of outstanding warrants described in this Quarterly Report, we issued an aggregate of 675,886 shares of our common stock at various exercise prices ranging from $0.0821 per share to $3.53 per share. We claimed the exemption from registration provided by
Section 4(2) of the Securities Act for these transactions. No broker/dealers were involved in the sale and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      31.1  Section 302 Certification of Chief Executive Officer

      31.2  Section 302 Certification of Chief Financial Officer

      32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K:

      Three current reports on Form 8-K were filed in the second quarter of 2003. The first on May 21, 2003, announcing financial results for the first quarter of 2003, the second on June 5, 2003, announcing the conclusion of enrollment and results of key endpoints of our supportive Phase 3 multinational clinical trial of Surfaxin for Respiratory Distress Syndrome (RDS) in premature infants and the third on June 19, 2003, announcing the completion of a private placement in which we raised approximately $27.5 million in gross proceeds.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

Exhibits 31.1, 31.2 and 32 to this Quarterly Report on Form 10-Q include Certifications of our Chief Executive Officer and our Chief Financial Officer.

The first two forms of Certification are required by Rule 13a-14 under the Exchange Act in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The Section 302 Certifications include references to an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of our Chief Executive Officer and our Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certifications), and contain additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud and related matters.

The second form of Certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of this Form 10-Q or as a separate disclosure document. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to us and will be retained by us and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Discovery Laboratories, Inc.
                                                (Registrant)


Date: August 14, 2003                   /s/ Robert J. Capetola
                                        ----------------------------------------
                                        Robert J. Capetola, Ph.D.
                                        President and Chief Executive Officer


Date: August 14, 2003                   /s/ John G. Cooper
                                        ----------------------------------------
                                        John G. Cooper Sr.
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)