Form 10-Q
period 2003-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2003-11-14
CIK 946486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                       |_| Yes |X| No

As of October 22, 2003, 42,297,545 shares of common stock, par value $.001 per share, were outstanding.

                                Table of Contents

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  CONDENSED CONSOLIDATED BALANCE SHEETS --
                     As of September 30, 2003 (unaudited) and December 31, 2002 ...................................   Page 4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
                     For the Three Months Ended September 30, 2003 and 2002;
                     for the Nine Months Ended September 30, 2003 and 2002; and
                     for the Period from May 18, 1993 (Inception) through September 30, 2003 ......................   Page 5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
                     For the Nine Months Ended September 30, 2003 and 2002; and
                     for the Period from May 18, 1993 (Inception) through September 30, 2003 ......................   Page 6

                  Notes to Condensed Consolidated Financial Statements
                     - September 30, 2003 (unaudited) .............................................................   Page 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........   Page 8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......................................   Page 23

         Item 4.  Controls and Procedures .........................................................................   Page 23

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings. ..............................................................................   Page 24
         Item 2.  Changes in Securities and Use of Proceeds. ......................................................   Page 24
         Item 3.  Defaults Upon Senior Securities. ................................................................   Page 24
         Item 4.  Submission of Matters to a Vote of Security Holders. ............................................   Page 24
         Item 5.  Other Information. ..............................................................................   Page 24
         Item 6.  Exhibits and Reports on Form 8-K. ...............................................................   Page 25

         Signatures ...............................................................................................   Page 26

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                           September 30,          December 31,
                                                                                2003                  2002
                                                                           -------------         -------------
                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                             $  32,607,000         $   8,538,000
     Available -for-sale marketable securities                                 3,287,000            10,652,000
     Note receivable - current                                                     3,000                 2,000
     Prepaid expenses and other current assets                                   904,000               325,000
                                                                           -------------         -------------

                             Total current assets                             36,801,000            19,517,000

Property and equipment, net of accumulated depreciation                        1,905,000             1,231,000
Note receivable                                                                  193,000               195,000
Other assets                                                                      82,000               119,000
                                                                           -------------         -------------

Total Assets                                                               $  38,981,000         $  21,062,000
                                                                           =============         =============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                 $   3,638,000         $   3,013,000
     Capitalized lease - current                                                 312,000               189,000
                                                                           -------------         -------------

                             Total current liabilities                         3,950,000             3,202,000

Deferred revenue                                                                 852,000             1,393,000
Credit facility with corporate partner                                         2,065,000             1,450,000
Capitalized lease, net of current portion                                        485,000               256,000
                                                                           -------------         -------------

                             Total Liabilities                                 7,352,000             6,301,000

Shareholders' equity:
     Common stock, $.001 par value; 60,000,000 authorized;
          42,080,094 and 32,818,283 issued and outstanding
          at September 30, 2003 and December 31, 2002, respectively               42,000                33,000
     Additional paid-in capital                                              120,980,000            87,463,000
     Unearned portion of compensatory stock options                               (7,000)              (95,000)
     Deficit accumulated during development stage                            (88,151,000)          (72,578,000)
     Treasury stock (at cost; 167,179 and 38,243 shares at
         September 30, 2003 and December 31, 2002, respectively)              (1,289,000)             (239,000)
     Accumulated other comprehensive income                                       54,000               177,000
                                                                           -------------         -------------

                             Total shareholders' equity                       31,629,000            14,761,000
                                                                           -------------         -------------

Total Liabilities & Equity                                                 $  38,981,000         $  21,062,000
                                                                           =============         =============

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                                    May 18, 1993
                                                     Three Months Ended               Nine Months Ended              (Inception)
                                                       September 30,                    September 30,                  through
                                                -----------------------------    -----------------------------      September 30,
                                                    2003              2002           2003             2002              2003
                                                -----------       -----------    ------------     ------------      ------------
Revenues:

       Contracts, Licensing  & Milestones       $   198,000       $   368,000    $    855,000     $  1,388,000      $  4,695,000
                                                -----------       -----------    ------------     ------------      ------------
Expenses:

       Research & Development                     5,096,000         3,475,000      12,950,000        9,801,000        55,667,000

       General & Administrative                   1,375,000         1,633,000       3,679,000        4,303,000        27,104,000

       Write-off of acquired in-process
            research and development
            and supplies                                                                                              13,508,000
                                                -----------       -----------    ------------     ------------      ------------

                             Total Expenses       6,471,000         5,108,000      16,629,000       14,104,000        96,279,000
                                                -----------       -----------    ------------     ------------      ------------

Operating Loss                                   (6,273,000)       (4,740,000)    (15,774,000)     (12,716,000)      (91,584,000)

Other income and expenses:
       Interest Income, dividends, realized
            gains, and other income                 116,000           256,000         382,000          607,000         4,458,000

       Minority interest in net loss of
            subsidiary                                                                                                    26,000

       Interest expense                             (62,000)          (45,000)       (181,000)         (77,000)         (369,000)
                                                -----------       -----------    ------------     ------------      ------------

Net Loss                                        $(6,219,000)      $(4,529,000)   $(15,573,000)    $(12,186,000)     $(87,469,000)
                                                ===========       ===========    ============     ============      ============

Net loss per common share -
     basic and diluted                          $     (0.15)      $     (0.17)   $      (0.43)      $    (0.46)

Weighted average number of common
     shares outstanding -
     basic and diluted                           41,084,355        26,440,880      35,809,252       26,222,925

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                              Nine Months Ended              May 18, 1993
                                                                                 September 30,               (Inception)
                                                                     ---------------------------------         through
                                                                          2003                2002        September 30, 2003
                                                                     -------------       -------------       -------------
Cash flows from operating activities:
        Net loss                                                     $ (15,573,000)      $ (12,186,000)      $ (87,469,000)
        Adjustments to reconcile net loss to net cash used
          in operating activities:
             Write-off of acquired in-process research and
                  development and supplies                                      --                  --          13,508,000
             Write-off of licenses                                              --                  --             683,000
             Depreciation and amortization                                 272,000             209,000           1,101,000
             Compensatory stock options                                    104,000             169,000           3,681,000
             Expenses paid using treasury stock and
                  common stock                                                  --              26,000             230,000
             Loss on sale of property                                           --                  --               4,000
             Changes in:
                 Prepaid expenses and
                      other current assets                                (579,000)            827,000             257,000
                 Accounts payable and accrued expenses                     625,000             250,000           3,505,000
                 Other assets                                               (1,000)              1,000             (24,000)
             Proceeds from research and development
                 collaborative agreements                                       --           1,833,000           3,474,000
             Amortization of deferred revenue                             (541,000)           (807,000)         (3,177,000)
             Expenses paid on behalf of company                                 --                  --              18,000
             Employee stock compensation                                        --                  --              42,000
             Reduction of research and development supplies                     --                  --            (161,000)
                                                                     -------------       -------------       -------------

                 Net cash used in operating activities                 (15,693,000)         (9,678,000)        (64,328,000)
                                                                     -------------       -------------       -------------
Cash Flows from Investing Activities:
        Purchase of property and equipment                                (381,000)           (332,000)         (2,359,000)
        Proceeds from sale of property and equipment                            --                  --             575,000
        Loan to related party                                                   --                  --            (200,000)
        Related party loan payments received                                 1,000               2,000               4,000
        Acquisition of licenses                                                 --                  --            (711,000)
        Purchase of marketable securities                                 (271,000)         (5,481,000)        (52,775,000)
        Proceeds from sale or maturity of marketable securities          7,513,000          10,963,000          49,947,000
        Net cash payments on merger                                             --                  --          (1,670,000)
                                                                     -------------       -------------       -------------
                 Net cash provided by (used in) investing
                     activities                                          6,862,000           5,152,000          (7,189,000)
                                                                     -------------       -------------       -------------
Cash Flows from Financing Activities:
        Proceeds from issuance of securities, net of expenses           33,510,000           2,956,000         103,519,000
        Proceeds from credit facility                                      615,000           1,257,000           2,065,000
        Purchase of treasury stock                                      (1,050,000)                 --          (1,171,000)
        Principal payments under capital lease obligation                 (175,000)            (43,000)           (289,000)
                                                                     -------------       -------------       -------------

                 Net cash provided by financing activities              32,900,000           4,170,000         104,124,000
                                                                     -------------       -------------       -------------
Net increase (decrease) in cash and cash equivalents                    24,069,000            (356,000)         32,607,000
Cash and cash equivalents - beginning of period                          8,538,000           3,758,000
                                                                     -------------       -------------       -------------

Cash and cash equivalents - end of period                            $  32,607,000       $   3,402,000       $  32,607,000
                                                                     =============       =============       =============

Supplementary disclosure of cash flows information:
        Interest paid                                                $     144,000       $     (37,000)      $     276,000

Noncash transactions:
        Class H warrants issued/revalued                                        --            (617,000)            150,000
        Accrued dividends on Series C preferred stock                           --                  --             682,000
        Series C preferred stock dividends paid using
            common stock                                                        --                  --             204,000
        Preferred Stock issued for inventory                                    --                  --             575,000
        Equipment acquired through capitalized lease                       527,000             149,000           1,086,000
        Unrealized (loss) gain on marketable securities                   (123,000)            116,000              54,000

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

Our lead product, Surfaxin(R), is being developed for critical care patients with life-threatening respiratory disorders where there are few, if any, approved therapies. Surfaxin is currently in a pivotal Phase 3 clinical trial for Respiratory Distress Syndrome in premature infants, a Phase 2 clinical trial for Acute Respiratory Distress Syndrome in adults and a Phase 3 and a Phase 2 clinical trial for Meconium Aspiration Syndrome in full-term infants. Inhalable aerosolized formulations of our humanized surfactant are presently being developed to potentially treat patients suffering from severe acute asthma and Acute Lung Injury, our lead preclinical programs, as well as COPD, sinusitis, and upper airway disorders such as sleep apnea and otitis media (inner ear infection).

We are developing a dedicated sales and marketing capability through a collaboration with Quintiles Transnational Corp., to commercialize Surfaxin in neonatal indications in the United States. We have also entered into a strategic alliance with Laboratorios del Dr. Esteve to commercialize Surfaxin in Europe and Latin America. We intend to establish strategic alliances, where appropriate, for the development and commercialization of our products in other indications and markets.

Stock Based Employee Compensation

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. We continue to account for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had we accounted for our stock option plans in accordance with SFAS 123, the pro forma net loss for the nine months ended September 30, 2003 and 2002 would have been as follows:

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                  -------------------------------       -------------------------------
                                                      2003               2002               2003               2002
                                                  ------------       ------------       ------------       ------------
Net loss as reported                              $ (6,219,000)      $ (4,529,000)      $(15,573,000)      $(12,186,000)
Additional stock-based employee compensation      $ (3,475,000)      $   (168,000)      $ (4,486,000)      $   (771,000)
                                                  ------------       ------------       ------------       ------------

Pro forma net loss                                $ (9,694,000)      $ (4,697,000)      $(20,059,000)      $(12,957,000)
                                                  ============       ============       ============       ============

Pro forma net loss per share                      $      (0.24)      $      (0.18)      $      (0.56)      $      (0.49)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

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

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was approximately $6,294,000 and $15,696,000 for the three and nine months ended September 30, 2003, respectively, and approximately $4,424,000 and $12,070,000 for the three and nine months ended September 30, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since our inception, we have incurred significant losses and, as of September 30, 2003, had a deficit accumulated during the development stage of approximately $88.2 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, financial, business development, legal and general corporate activities and related expenses.

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

            It is anticipated that our primary research and development activities will be the several clinical trials for Surfaxin indications and related regulatory filings. We are presently conducting a pivotal, multinational landmark Phase 3 trial treating up to 1,500 patients for the treatment of Respiratory Distress Syndrome in premature infants. This pivotal trial is intended, if successful, to provide the basis for New Drug Applications with the FDA and other worldwide regulatory authorities. We expect to announce top-line trial results in November 2003 for this clinical trial. For Acute Respiratory Distress Syndrome in adults, we currently are conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. We expect to complete enrollment for this trial in the second quarter of 2004. For Meconium Aspiration Syndrome in full-term infants, we currently are conducting a Phase 3 clinical trial of up to 200 patients in the United States. Enrollment continues to be slower than expected and completion is now anticipated in 2004. Given our belief in the importance of the pivotal Phase 3 trial for Respiratory Distress Syndrome in premature infants to our present development plan, resources have been and may continue to be reallocated from the Meconium Aspiration Syndrome program to the Respiratory Distress Syndrome program, as needed. We are also conducting a Phase 2 clinical trial of Surfaxin lavage in up to 60 infant patients for use as a prophylactic for infants who are at risk for Meconium Aspiration Syndrome. The clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed in the "Risks Related to Our Business" section: "The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain"; and "Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business."

            Aerosolized formulations of our humanized surfactant are presently being developed to potentially treat hospitalized patients suffering from severe acute asthma and Acute Lung Injury. In addition, we are evaluating the development of aerosolized formulations of our humanized surfactant to potentially treat COPD, sinusitis, sleep apnea and otitis media (inner ear infection).

      (ii) invest in and support a long-term manufacturing strategy that includes further development and utilizing the clinical and commercial supply capabilities of our current contract manufacturer and securing additional manufacturing capability in order to provide backup for the production of our humanized surfactant drug product and to scale up to meet clinical and commercial needs as they expand.

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

We are currently implementing the initial phase of our long-term manufacturing strategy through the recent selection of Laureate Pharma, L.P., to become our current contract manufacturer. In October we entered into a Technology Transfer and Manufacturing Agreement with Laureate Pharma which provides for the establishment of a Surfaxin manufacturing line together with the production of clinical and commercial drug supply in conformance with current Good Manufacturing Practices (cGMP). This agreement also encompasses plans for manufacturing scale-up and enhancements, including additional equipment to support our anticipated commercial-scale requirements of Surfaxin for Respiratory Distress Syndrome in premature infants and our anticipated clinical-scale production requirements of Surfaxin for Acute Respiratory Distress Syndrome in adults. See "Risks Related to Our Business - In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product and competitors drug product, which may not be readily available"; and "If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products."

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

We will need to generate significant revenues from product sales and/or related royalties and transfer prices to achieve and maintain profitability. Through September 30, 2003, we have had no revenues from any product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers, including, without limitation, our contract manufacturing facility. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through September 30, 2003, we had not generated taxable income. On December 31, 2002, net operating losses available to offset future taxable income for federal tax purposes were approximately $65.1 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under
Section 382 of the Internal Revenue Code. In addition, as of December 31, 2002, we had a research and development tax credit carryforward of $1,225,000. The federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

Results of Operations

Net loss for the three and nine months ended September 30, 2003 were $6,219,000 ($0.15 per common share) and $15,573,000 ($0.43 per common share), respectively. Net loss for the three and nine months ended September 30, 2002 were $4,529,000 ($0.17 per common share) and $12,186,000 ($0.46 per common share), respectively.

Revenues

Revenues from research and development collaborative contracts and grants for the three and nine months ended September 30, 2003 were $198,000 and $855,000, respectively. Revenues from research and development collaborative contracts and grants for the three and nine months ended September 30, 2002 were $368,000 and $1,388,000, respectively. The decreased revenues are related to: (i) the conclusion of work associated with our Small Business Innovative Research (SBIR) grant for research in Acute Lung Injury/Acute Respiratory Distress Syndrome in adults; (ii) our Orphan Products Development grant to develop Surfaxin for Meconium Aspiration Syndrome in full-term infants; and (iii) the extension of the amortization period and related revenue recognition of the funding previously provided to us in connection with our strategic alliance with Esteve which now reflects the planned fourth quarter 2003 completion of our Phase 3 pivotal clinical trial for Surfaxin for Respiratory Distress Syndrome in premature infants.

Expenses

Research and development expenses for the three and nine months ended September 30, 2003 were $5,096,000 and $12,950,000, respectively. Research and development expenses for the three and nine months ended September 30, 2002 were $3,475,000 and $9,801,000, respectively. This increase primarily reflects clinical trial costs incurred for our lead product, Surfaxin, currently in various Phase 3 and Phase 2 clinical trials for critical care patients with life threatening respiratory disorders, research and development activities related to the development of aerosolized formulations of our humanized lung surfactant, and the transfer of our manufacturing capabilities in connection with the implementation of the initial phase of our long-term manufacturing strategy.

General and administrative expenses for the three and nine months ended September 30, 2003 were $1,375,000 and $3,679,000, respectively. General and administrative expenses for the three and nine months ended September 30, 2002 were $1,633,000 and $4,303,000, respectively. General and administrative expenses consist primarily of the costs of executive management, financial and accounting, business and commercial development, legal, facility and other administrative costs. Included in general and administrative costs are approximately $617,000 and $1,257,000 for the nine months ended September 30, 2003 and 2002, respectively, related to pre-launch commercialization activities for Surfaxin conducted in connection with a collaboration arrangement with Quintiles (for which funding is provided by the secured revolving credit facility with PharmaBio discussed below in "Liquidity and Capital Resources"). Additionally, included general and administrative costs are non-cash compensation charges of approximately $119,000 and $353,000 for the nine months ended September 30, 2003 and 2002, respectively, related to options granted to non-employee directors under the Automatic Option Grant Program of our Amended and Restated 1998 Stock Option Plan and the vesting of certain stock options granted to consultants.

Other Income and Expense

Other income and expense (net) for the three and nine months ended September 30, 2003 were $54,000 and $201,000, respectively. Other income and expense (net) for the three and nine months ended September 30, 2002 were $211,000 and $530,000. The decrease in other income and expense (net) is due primarily to interest expense associated with our secured, revolving credit facility and capital lease financing arrangements and a decrease in interest earned on our cash, cash equivalents and marketable securities primarily due to a general reduction in earned market interest rates. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2003, we had cash, cash equivalents and marketable securities of approximately $35.9 million as compared to approximately $19.2 million we had as of December 31, 2002. As of September 30, 2003, we had working capital of approximately $32.9 million as compared to the working capital of approximately $16.3 million we had as of December 31, 2002. The increase in working capital is due to the net proceeds of $33.5 million received from the sale of securities and exercise of warrants, offset by funds used for operating activities.

In June and July of 2003, our common stock attained certain price performance thresholds on the Nasdaq SmallCap Market that permitted us to provide notice for redemption (and thereby effectively compel the exercise thereof) to the holders of three of our outstanding classes of warrants which represented, in aggregate, the right to purchase approximately 3.6 million shares of common stock. Such warrants (i.e., the Class I, Class F and Class C warrants) were previously issued by us in connection with certain private placement financings that occurred in November 2002, October 2001 and April 1999, respectively. Between the dates of June 1, 2003 and September 12, 2003, holders of warrants exercisable for approximately 3.6 million shares of common stock exercised such warrants, in accordance with their respective terms, either cashlessly or for cash, resulting in the issuance to the holders of approximately 3.3 million shares of common stock and our receipt of aggregate cash proceeds equal to approximately $6.1 million.

Secured, Revolving Credit Facility and Capital Lease Financing Arrangements

We have a secured revolving credit facility of up to $8.5 million to $10 million with PharmaBio to fund pre-marketing activities for a Surfaxin launch in the United States. The credit facility is available for use until December 10, 2004, and monies become available in three tranches upon our satisfaction of certain conditions. We have satisfied the conditions for availability of the first two tranches and at September 30, 2003, the amount available under the credit facility was approximately $5.7 million, of which $2.1 million was outstanding. Interest on amounts advanced under the credit facility will be payable quarterly in arrears. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles.

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of General Electric Capital Corporation. In September 2003, the arrangement for up to $1 million was increased to provide, subject to certain conditions, up to an aggregate $4 million in financing for capital purchases. As of September 30, 2003, we had used approximately $765,000 of this financing arrangement.

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

In November 2002, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $11.9 million. We issued 6,397,517 shares of common stock and 2,878,883 Class I warrants to purchase shares of common stock at an exercise price of $2.425 per share. The Class I warrants had a five-year term and we were entitled to redeem the Class I warrants, with 60 days' prior written notice, for $.001, upon the attainment of certain exchange-related price performance thresholds of the common stock. In June 2003, the price performance criteria was met and we provided notice to the Class I warrantholders of our intention to redeem the Class I warrants. As of September 2, 2003, all Class I warrants have been exercised.

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

In October 2001, we received approximately $7.3 million in net proceeds from a private financing. In the financing, we issued 3,562,759 shares of common stock and 712,553 Class F warrants to purchase shares of common stock at an exercise price equal to $2.365 per share. The Class F warrants had a five-year term and we were entitled to redeem the Class F warrants, with 20 days' prior written notice, for $.001, upon the attainment of certain exchange-related price performance thresholds of the common stock. In July 2003, the price performance criteria was met and we provided notice to the Class F warrantholders of our intention to redeem the Class F warrants. As of August 13, 2003, all Class F warrants have been exercised.

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

During March and April 1999, we raised $1.0 million in a private placement offering of 826,447 shares of common stock and 569,026 Class C warrants to purchase common stock at an exercise price of $2.15 per share. The Class C warrants are exercisable through April 2006. In August 2003, pursuant to the terms of the Class C warrants, we provided notice to the Class C warrantholders of our intention to redeem the Class C warrants. As of September 12, 2003, all Class C warrants have been exercised.

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

We are a developmental stage biopharmaceutical company; therefore, you must evaluate us in light of the uncertainties and complexities present in such companies. We currently have no products approved for marketing and sale and are conducting research and development on our product candidates. As a result, we have not begun to market or generate revenues from the commercialization of any of these products. Our long-term viability will be impaired if we are unable to obtain regulatory approval for, or successfully market, our product candidates.

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of September 30, 2003, we have incurred a deficit accumulated during the development stage of approximately $88.2 million, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our technology platform is based solely on our proprietary humanized, engineered surfactant technology and only our lead product candidate, Surfaxin, has been subject to clinical studies. Our ongoing clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants may be delayed, or fail, which will harm our business.

Our humanized, engineered surfactant platform technology is based on the scientific rationale for surfactant replacement therapy to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. Our lead product, Surfaxin, is currently in a Phase 3 clinical trial for Respiratory Distress Syndrome in premature infants, a Phase 2 clinical trial for Acute Respiratory Distress syndrome in adults and a Phase 3 and a Phase 2 clinical trial for Meconium Aspiration Syndrome in full-term infants.

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

In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product and competitor's drug product, which may not be readily available.

To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We rely on third party contract manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical trials of our products. We recently transferred our manufacturing capabilities from our single validated clinical manufacturing facility, owned and operated by Akorn to a new contract manufacturer, Laureate Pharma, with the objective of producing appropriate clinical grade material of our drug substance that meet the standards for use in our ongoing clinical studies. Laureate Pharma may not be able to produce Surfaxin to appropriate standards for use in clinical studies. A failure by Laureate to do so may delay or impair our ability to obtain regulatory approval for Surfaxin. See also "Risks Related to Our Business - If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products."

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

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson, Inc., and Ortho Pharmaceutical Corporation which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2020 or, in some cases, possibly later. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also "Risks Related to Our Business - If we cannot meet requirements under our license agreements, we could lose the rights to our products."

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

As of September 30, 2003, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 15% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the nine-month period ended September 30, 2003, the price of our common stock has ranged from $1.32 to $8.50. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the nine-month period ending September 30, 2003, the average daily trading volume in our common stock was approximately 308,000 shares and the average number of transactions per day was approximately 500. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of September 30, 2003, we had 42,080,094 shares of common stock issued and outstanding. In addition, as of September 30, 2003, up to approximately 9,026,000 shares of our common stock were issuable upon exercise of outstanding options and warrants.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

In the quarter ended September 30, 2003, we granted an aggregate of 788,000 options to our employees and consultants at various exercise prices ranging from $6.75 per share to $8.08 per share. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker/dealers were involved in the sale and no commissions were paid.

In the quarter ended September 30, 2003, pursuant to the exercise of outstanding warrants and options, we issued an aggregate of 3,716,979 shares of our common stock at various exercise prices ranging from $0.0026 per share to $4.22 per share. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker/dealers were involved in the sale and no commissions were paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At an annual meeting of the stockholders of the Company, held on July 15, 2003, the following matters were voted on by the stockholders: (i) the election of five directors; (ii) the approval of Ernst and Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2003; and (iii) consideration and approval of an amendment to the 1998 Amended and Restated Stock Incentive Plan (the "Plan") to increase the number of shares of Common Stock available for issuance under the Plan by 1,420,000 shares.

(i)   Election of Directors

                                                      For               Withheld
                                                      ---               --------
      Robert J. Capetola, Ph.D.                   19,480,644           1,803,739
      Antonio Esteve, Ph.D.                       20,395,746             888,637
      Max Link, Ph.D.                             20,357,423             926,960
      Herbert H. McDade, Jr.                      20,395,246             889,137
      Marvin E. Rosenthale, Ph.D.                 20,357,783             926,600

(ii)  Approval of Independent Auditors

          For                          Against                    Abstain
          ---                          -------                    -------

      21,234,647                       40,486                      9,250

(iii) Amendment to the 1998 Amended and Restated Stock Incentive Plan

            For                        Against                    Abstain
            ---                        -------                    -------

      19,129,183                      2,106,078                   49,122

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      31.1  Section 302 Certification of Chief Executive Officer

      31.2  Section 302 Certification of Chief Financial Officer

      32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K:

      One current report on Form 8-K was filed on August 12, 2003, announcing financial results for the second quarter of 2003 and providing selected updates on our progress since the end of the first quarter including the transferring of the Surfaxin(R) manufacturing capabilities to a new contract facility.

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

The second form of Certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of this Form 10-Q or as a separate disclosure document. A signed original of such written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to us and will be retained by us and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Discovery Laboratories, Inc.
                                          (Registrant)


Date: November 14, 2003           /s/ Robert J. Capetola
                                  ----------------------------------------------
                                  Robert J. Capetola, Ph.D.
                                  President and Chief Executive Officer


Date: November 14, 2003           /s/ John G. Cooper
                                  ----------------------------------------------
                                  John G. Cooper
                                  Sr. Vice President and Chief Financial Officer
                                  (Principal Financial Officer)