Form 10-Q
period 2004-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2004-05-07
CIK 946486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           [X]  Yes   [ ]  No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  [ ]  Yes   [X]  No

As of April 30, 2004, 46,738,213 shares of common stock, par value $.001 per share, were outstanding.

                                TABLE OF CONTENTS


                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                   CONDENSED CONSOLIDATED BALANCE SHEETS --
                      As of March 31, 2004 (unaudited) and December 31, 2003                              Page  4

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
                      For the Three Months Ended March 31, 2004 and 2003                                  Page  5

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
                      For the Three Months Ended March 31, 2004 and 2003                                  Page  6

                   Notes to Condensed Consolidated Financial Statements
                      - March 31, 2004 (unaudited)                                                        Page  7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   Page 10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              Page 31

         Item 4.  Controls and Procedures                                                                 Page 32

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                      Page 33
         Item 2.  Changes in Securities and Use of Proceeds.                                              Page 33
         Item 3.  Defaults Upon Senior Securities.                                                        Page 34
         Item 4.  Submission of Matters to a Vote of Security Holders.                                    Page 34
         Item 5.  Other Information.                                                                      Page 34
         Item 6.  Exhibits and Reports on Form 8-K.                                                       Page 34

         Signatures                                                                                       Page 36

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

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type we are developing; delays in our preparation and filing of applications with the FDA for regulatory approval; delays in the FDA's approval of any applications we file with the FDA, including the NDA we filed in April 2004; potential rejection of any applications we file with the FDA, including the NDA we filed in April 2004; possible changes in our financial condition; the progress of our research and development (including the results of clinical trials being conducted by us and the risk that our lead product candidate, Surfaxin(R), or other drug candidates will not prove to be safe or useful for the treatment of certain indications); clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in our clinical trials; the impact of development of competing therapies and/or technologies by other companies; our ability to obtain additional required financing to fund our research programs; our ability to enter into agreements with collaborators and the failure of collaborators to perform under their agreements with us; the progress of the FDA approvals in connection with the conduct of our clinical trials and the marketing of our products; the additional costs and delays which may result from requirements imposed by the FDA in connection with obtaining the required approvals; and the other risks and uncertainties detailed in Item 2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in any documents incorporated by reference in this report.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,      DECEMBER 31,
                                                                              2004             2003
                                                                         -------------    -------------
                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $  23,564,000    $  29,422,000
     Note receivable - current                                                   2,000            3,000
     Prepaid expenses and other current assets                                 558,000          665,000
                                                                         -------------    -------------

                                            Total current assets            24,124,000       30,090,000

Property and equipment, net of accumulated depreciation                      2,878,000        2,414,000
Note receivable, net of current portion                                        192,000          192,000
Other assets                                                                    19,000           19,000
                                                                         -------------    -------------
                                            Total Assets                 $  27,213,000    $  32,715,000
                                                                         =============    =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                               $   4,362,000    $   4,210,000
     Credit facility with corporate partner                                  3,265,000        2,436,000
     Capitalized lease - current portion                                       447,000          383,000
                                                                         -------------    -------------

                                            Total current liabilities        8,074,000        7,029,000

Deferred revenue                                                               538,000          672,000
Capitalized lease, net of current portion                                      833,000          711,000
                                                                         -------------    -------------

                                            Total Liabilities                9,445,000        8,412,000

Stockholders' equity:
     Common stock, $.001 par value; 60,000,000 authorized;
          43,914,649 and 42,491,438 issued and outstanding at
          March 31, 2004 and December 31, 2003, respectively                    44,000           43,000
     Additional paid-in capital                                            126,176,000      122,409,000
     Unearned portion of compensatory stock options                                 --           (2,000)
     Accumulated deficit                                                  (105,730,000)     (96,858,000)
     Treasury stock (at cost; 282,902 and 167,179 shares at
         March 31, 2004 and December 31, 2003, respectively)                (2,722,000)      (1,289,000)
                                                                         -------------    -------------

                                            Total stockholders' equity      17,768,000       24,303,000
                                                                         -------------    -------------

Total Liabilities & Stockholders' Equity                                 $  27,213,000    $  32,715,000
                                                                         =============    =============

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,

                                                          2004            2003
                                                      ------------    ------------
Revenues:
    Contracts, Licensing, Grants & Milestones         $    142,000    $    393,000

Expenses:
    Research & Development                               6,710,000       3,844,000
    General & Administrative                             2,281,000       1,167,000
                                                      ------------    ------------
                                     Total Expenses      8,991,000       5,011,000
                                                      ------------    ------------
Operating Loss                                          (8,849,000)     (4,618,000)

Other income and expenses:
    Interest income, dividends, realized
        gains, and other income                             63,000         169,000
    Interest expense                                       (86,000)        (56,000)
                                                      ------------    ------------

Net Loss                                              $ (8,872,000)   $ (4,505,000)
                                                      ============    ============

Net loss per common share -                           $      (0.20)   $      (0.14)
     basic and diluted

Weighted average number of common                       43,320,268      32,856,526
     shares outstanding -
     basic and diluted

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
Cash flows from operating activities:
        Net loss                                                       $ (8,872,000)   $ (4,505,000)
        Adjustments to reconcile net loss to net cash used
             in operating activities:
             Depreciation and amortization                                  116,000          86,000
             Realized gains on marketable securities                             --         (42,000)
             Compensatory stock options                                      53,000          (1,000)
             Changes in:
                 Prepaid expenses and
                      other current assets                                   81,000          68,000
                 Accounts payable and accrued expenses                      152,000        (446,000)
                 Other assets                                                    --          (2,000)
             Amortization of deferred revenue                              (134,000)       (180,000)
                                                                       ------------    ------------

                 Net cash used in operating activities                   (8,604,000)     (5,022,000)
                                                                       ------------    ------------

Cash Flows from investing activities:
        Purchase of property and equipment                                 (301,000)        (61,000)
        Related party loan payments received                                  1,000           1,000
        Purchase of marketable securities                                        --        (133,000)
        Proceeds from sale or maturity of marketable securities                  --       3,478,000
                                                                       ------------    ------------

                 Net cash (used in) provided by investing activities       (300,000)      3,285,000
                                                                       ------------    ------------

Cash Flows from financing activities:
        Proceeds from issuance of securities, net of expenses             2,310,000         (66,000)
        Proceeds from credit facility                                       829,000         198,000
        Principal payments under capital lease obligation                   (93,000)        (49,000)
                                                                       ------------    ------------

                 Net cash provided by financing activities                3,046,000          83,000
                                                                       ------------    ------------

Net decrease in cash and cash equivalents                                (5,858,000)     (1,654,000)
Cash and cash equivalents - beginning of period                          29,422,000       8,538,000
                                                                       ------------    ------------

Cash and cash equivalents - end of period                              $ 23,564,000    $  6,884,000
                                                                       ============    ============

Supplementary disclosure of cash flows information:
       Interest paid                                                   $     70,000    $     13,000
Noncash transactions:
        Class H warrants revalued                                           (26,000)             --
        Equipment acquired through capitalized lease                        279,000         190,000
        Unrealized loss on marketable securities                                 --         (63,000)
        Exchange of common stock for exercise of stock options            1,433,000              --

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY

Discovery Laboratories, Inc. is a biopharmaceutical company developing its proprietary surfactant technology as Surfactant Replacement Therapies for respiratory diseases. Surfactants are compositions produced naturally in the lungs and are essential for breathing. The absence or depletion of surfactants is involved in a number of respiratory diseases. Our technology produces an engineered version of natural human lung surfactant that is designed to closely mimic the essential properties of human lung surfactant. We believe that through its technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for critical care and other hospitalized patients where there are few or no approved therapies available.

Discovery has filed a New Drug Application (NDA) with the United States Food and Drug Administration (FDA) for clearance to market Surfaxin(R), Discovery's lead product, for the prevention of Respiratory Distress Syndrome (RDS) in premature infants. Our Surfactant Replacement Therapy is also in a Phase 2 clinical trial for the treatment of Acute Respiratory Distress Syndrome in adults, as well as in a Phase 3 and Phase 2 clinical trial for the treatment of Meconium Aspiration Syndrome in full-term infants. In addition, we recently completed a successful Phase 1b clinical trial in healthy volunteers and mild asthmatics and are currently preparing to initiate a Phase 2 clinical trial evaluating the safety, tolerability and efficacy of our humanized lung surfactant, delivered as an inhaled aerosol (development name DSC-104), to treat patients with asthma.

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

STOCK BASED EMPLOYEE COMPENSATION

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. We continue to account for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying shares of common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 148 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years.

Had compensation cost for the our stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 148, the pro forma net loss for the periods ended March 31, 2004 and 2003 would have been as follows:

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                               --------------------------
                                                  2004            2003
                                               -----------    -----------

Net loss as reported                           $(8,872,000)   $(4,505,000)
Additional stock-based employee compensation   $        --    $  (315,000)
                                               -----------    -----------

Pro forma net loss                             $(8,872,000)   $(4,820,000)
                                               ===========    ===========

Pro forma net loss per share                   $     (0.20)   $     (0.15)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

All of our current products under development are subject to license agreements that will require the payment of future royalties.

Certain prior year balances have been reclassified to conform with the current presentation.

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants are not included in the calculation of the net loss per share as their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss was approximately $8,872,000 for the three months ended March 31, 2004, and approximately $4,568,000 for the three months ended March 31, 2003.

NOTE 4 - NOTE RECEIVABLE

Note receivable pertains to a $200,000, 7% per annum mortgagor's note due from one of our executive officers. This note is secured by a mortgage agreement dated July 24, 2001. The note calls for monthly payments of principal and interest over a 360-month period. The principal balance outstanding at March 31, 2004 and December 31, 2003 was approximately $194,000 and $195,000, respectively.

NOTE 5 - TREASURY STOCK

During the three months ended March 31, 2004, certain members of our management, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tendered shares of common stock then held by such members in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. For the three months ended March 31, 2004, 115,723 shares of our common stock were tendered to us by such parties in lieu of cash at an average price of $12.38 per share. These shares are accounted for as treasury stock. See Part II,
Item 2. Changes in Securities and Use of Proceeds.

NOTE 6 - SUBSEQUENT EVENTS

Filing of New Drug Application (NDA)

In April 2004, we submitted an NDA to the FDA for clearance to market Surfaxin(R) for the prevention of RDS in premature infants. Surfaxin is a novel, peptide-containing, humanized lung surfactant developed from Discovery's proprietary Surfactant Replacement Technology platform.

The NDA filing is supported, in large part, by data from Discovery's two positive Phase 3 RDS clinical trials. The principal trial was a landmark, 1,294 patient pivotal study that demonstrated Surfaxin's superiority to Exosurf(R), a non-protein containing synthetic surfactant. In this pivotal trial, another surfactant, Survanta(R), which is derived from cows and is the leading surfactant used in the United States, served as a reference arm. The second trial was a 252 patient supportive study that demonstrated Surfaxin's non-inferiority to Curosurf(R), a pig-derived surfactant and the leading surfactant used in Europe.

Equity Financing

In April 2004, we completed an underwritten public offering of 2,200,000 shares of common stock. The shares were priced at $11.00 per share resulting in our receipt of gross and net proceeds equal to $24.2 million and approximately $22.7 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since our inception, we have incurred significant losses and, as of March 31, 2004, we had an accumulated deficit of approximately $106 million. The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, business and commercial development, financial, legal and general corporate activities and related expenses. See "Results of Operations."

We have funded our operations with working capital provided principally through public and private equity financings and strategic collaborations. As of March 31, 2004, we had cash and investments of approximately $23.6 million, a $8.5 million secured revolving credit facility with PharmaBio Development, Inc., of which $5.7 million was available for borrowing and $3.3 million was outstanding, and a $4 million capital equipment lease financing arrangement, of which approximately $2.6 million was available for borrowing and $1.4 million had been used.

In April 2004, we completed an underwritten public offering of 2,200,000 shares of common stock. The shares were priced at $11.00 per share resulting in our receipt of gross and net proceeds equal to $24.2 million and approximately $22.7 million, respectively. See -"Liquidity and Capital Resources."

PLAN OF OPERATIONS

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products, manufacturing, commercialization, and general and administrative activities.

We anticipate that during the next 12 to 24 months we will:

(i) increase our research, development and regulatory activities in an effort to further develop our existing pipeline products and broaden our pipeline of potential Surfactant Replacement Therapies for respiratory diseases.

         We recently completed two Phase 3 clinical trials of Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, filed an NDA with the FDA, and are preparing to file a Marketing

         Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA). Also, in accordance with the trial design for both Phase 3 studies, we continue to conduct six and twelve month clinical follow-up on all enrolled patients in such Phase 3 clinical trials. For Acute Respiratory Distress Syndrome in adults, we are currently conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. We expect to complete enrollment for this trial in the second half of 2004. For Meconium Aspiration Syndrome in full-term infants, we are currently conducting a Phase 3 clinical trial in up to 200 patients and a Phase 2 clinical trial in up to 60 patients. We recently completed a successful Phase 1b clinical trial intended to evaluate the tolerability and lung deposition of our humanized lung surfactant, delivered as an inhaled aerosol (development name DSC-104), to treat patients with asthma and are currently preparing to initiate a Phase 2 clinical trial in the second half of 2004. We are evaluating the development of aerosolized formulations of our humanized surfactant to potentially treat premature infants in Neonatal Intensive Care Units suffering from Respiratory Dysfunction and are preparing to initiate a clinical trial in the second half of 2004. In addition, we are evaluating the development of aerosolized formulations of our humanized surfactant to potentially treat Acute Lung Injury, COPD, rhinitis, sinusitis, sleep apnea and otitis media (inner ear infection).

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

(ii) invest in and support a long-term manufacturing strategy for the production of our humanized surfactant drug product including further development and scale-up at our current contract manufacturer, alternative contract manufacturers and building our own manufacturing operations in order to secure additional manufacturing capabilities to meet production needs as they expand.

(iii) invest in marketing and commercialization (including distribution) resources to execute the launch of Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, if approved, and the execution of our "Discovery/Surfaxin" worldwide sales and marketing strategy.

(iv) invest in additional general and administrative resources primarily to support our business and commercialization development initiatives, financial systems and controls and management information technologies.

In October 2003, we entered into a Technology Transfer and Manufacturing Agreement with a contract manufacturer, Laureate Pharma, L.P., which provides for the establishment of a Surfaxin manufacturing line together with the production of clinical and commercial drug supply in conformance with current

Good Manufacturing Practices (cGMP). This agreement also encompasses plans for manufacturing scale-up and enhancements, including additional equipment to support our anticipated commercial-scale requirements of Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and our anticipated clinical-scale production requirements of Surfaxin for the treatment of Acute Respiratory Distress Syndrome in adults. In addition to our arrangement with Laureate, we plan to conduct other activities in connection with the implementation of our long term manufacturing strategy including evaluating and establishing additional contract or Discovery-owned manufacturing facilities. See "Risks Related to Our Business - In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product and competitors' drug product, which may not be readily available"; and "If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products."

We have a collaboration arrangement with Quintiles Transnational Corp., and its affiliate, PharmaBio, to provide certain commercialization services in the United States for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants and Meconium Aspiration Syndrome in full-term infants. Quintiles is obligated to hire and train a dedicated United States sales force that will be branded in the market as ours. Quintiles has committed to make available up to $70 million in post-launch funding to cover the first seven years of United States sales and marketing costs. In return, Quintiles is entitled to receive a commission on net sales of Surfaxin over a 10-year period. The Quintiles arrangement allows us to retain product ownership and have sales and marketing capabilities in place for the commercialization of Surfaxin in the United States, if approved.

We have a strategic alliance with Laboratorios del Dr. Esteve S.A. to develop, market and sell Surfaxin throughout Europe and Latin America. Esteve will provide certain commercialization services for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, Meconium Aspiration Syndrome in full-term infants and Acute Lung Injury/Acute Respiratory Distress Syndrome in adult patients. Our exclusive supply agreement with Esteve provides that Esteve will purchase from us all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve will pay certain clinical trial costs related to obtaining regulatory approval in Europe for the indications of Acute Lung Injury/Acute Respiratory Distress Syndrome will make certain milestone payments to us upon the attainment of European marketing regulatory approval for Surfaxin.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through March 31, 2004, we had not generated any revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through December 31, 2003, we had not generated taxable income. On December 31, 2003, net operating losses available to offset future taxable income for Federal tax purposes were approximately $91.6 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under
Section 382 of the Internal Revenue Code. In addition, we have a research and development tax credit carryforward of $1.9 million. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2021.

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 2004 was $8,872,000 ($0.20 per common share). Net loss for the three months ended March 31, 2003 was $4,505,000 ($0.14 per common share).

Revenues

Revenues from research and development collaborative agreements and grants for the three months ended March 31, 2004 and 2003 were $142,000 and $393,000, respectively. These revenues are associated with our research and development collaborative arrangements, primarily our alliance with Esteve to develop, market and sell Surfaxin throughout Europe and Latin America and a Small Business Innovative Research (SBIR) grant to develop Surfaxin for Acute Lung Injury/Acute Respiratory Distress Syndrome in adults. The decrease in the three months ending March 31, 2004 reflects: (i) the conclusion, in 2003, of work activities for our Small Business Innovative Research (SBIR) grant for research for treatments of Acute Lung Injury/Acute Respiratory Distress Syndrome in adults; and (ii) the extension of the amortization period and related revenue recognition of the funding previously provided to us in connection with our strategic alliance with Esteve.

Expenses

Research and development expenses for the three months ended March 31, 2004 and 2003 were $6,710,000 and $3,844,000, respectively, an increase of $2,866,000.
Included in research and development expenses for the three months ended March 31, 2004 was $1.4 million for manufacturing activities to support the production of clinical and commercial drug supply of Surfaxin at Laureate's facility in conformance with current Good Manufacturing Practices (cGMPs). The increase in research and development expenses versus last year also reflects costs incurred for (i) the development and regulatory efforts to complete two Phase 3 clinical trials for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants, preparation of a New Drug Application that was filed with the FDA in April 2004, and continuation of the six and twelve month clinical follow-up on all enrolled patients; (ii) activities in support of development of our surfactant replacement therapy pipeline, including DSC-104 to potentially treat patients with asthma (where we are currently preparing to initiate a Phase 2 clinical trial in the second half of 2004), and aerosolized formulations of our humanized surfactant to potentially treat premature infants in Neonatal Intensive Care Units suffering from Respiratory Dysfunction (where we are preparing to initiate a clinical trial in the second half of 2004); and (iii) the Phase 2 clinical trial for Surfaxin for the treatment of Acute Respiratory Distress Syndrome in adults.

General and administrative expenses for the three months ended March 31, 2004 and 2003 were $2,281,000 and $1,167,000, respectively, an increase of $1,114,000. General and administrative expenses consist primarily of the costs of executive management, business and commercial development, financial and accounting, legal, facility and other administrative costs. Included in general and administrative costs was approximately $936,000 and $200,000 for the three months ended March 31, 2004 and 2003, respectively, related to pre-launch commercialization activities for Surfaxin, of which $829,000 and $200,000, respectively, were attributable to activities conducted in connection with a collaboration agreement with Quintiles (for which funding is provided by the secured, revolving credit facility with PharmaBio, discussed below in "Liquidity and Capital Resources"). The increase in general and administrative expenses versus the same period last year also reflects costs incurred primarily to support corporate governance initiatives in compliance with the Sarbanes-Oxley Act, legal activities related to the preparation and filing of patents in connection with the expansion of our Surfactant Replacement Therapy pipeline, and commercialization activities in preparation for potential approval and launch of Surfaxin for RDS.

Other Income and Expense

Other income and expense (net) for the three months ended March 31, 2004 and 2003 was ($23,000) and $113,000, respectively. Interest income for the three months ended March 31, 2004 and 2003 was $63,000 and $169,000. The decrease is primarily due to a reduction in interest earned on our cash and cash equivalents primarily due to a general reduction in market interest rates. Interest expense for the three months ended March 31, 2004 and 2003 was $86,000 and $56,000, respectively. The increase is due to interest expense associated with our secured, revolving credit facility and capital lease financing arrangements. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2004, we had cash and cash equivalents of approximately $23.6 million as compared to approximately $29.4 million as of December 31, 2003. As of March 31, 2004, we had working capital of approximately $16.1 million as compared to the working capital of approximately $23.1 million as of December 31, 2003. The decrease in working capital of $7 million from the previous quarter is primarily due to: (i) $8.6 million of cash used in operations; (ii) $2.4 million received from the exercise of outstanding options and warrants; and
(iii) $1.1 million from our secured, revolving credit facility and capital lease financing arrangements. Also, in April 2004, we completed an underwritten public offering of 2,200,000 shares of common stock. The shares were priced at $11.00 per share resulting in our receipt of gross and net proceeds equal to $24.2 million and approximately $22.7 million, respectively.

Secured, Revolving Credit Facility and Capital Lease Financing Arrangements

We have a secured revolving credit facility of up to $8.5 million to $10 million with PharmaBio to fund pre-marketing activities for a Surfaxin launch in the United States. The credit facility is available for use until December 10, 2004, and monies become available in three tranches upon satisfying certain conditions. We have satisfied the conditions for availability of the first two tranches and at March 31, 2004, the amount available under the credit facility was approximately $5.7 million, of which $3.3 million, was outstanding. Interest on amounts advanced under the credit facility are payable quarterly in arrears. Outstanding principal and interest due under the credit facility are due and payable on December 10, 2004. We may repay principal amounts owed by us under the credit facility from proceeds of milestone payments to be paid to us by PharmaBio upon the achievement of certain corporate milestones. There can be no assurance that we will achieve any of these milestones prior to the repayment date, and doing so is not likely unless the FDA expedites the review of the NDA for Surfaxin for the treatment of Respiratory Distress Syndrome in premature infants that we filed with the FDA in April 2004, and approves such NDA prior to December 10, 2004. See "Risks Related to our Business - The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain." We are obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services to be provided by Quintiles.

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of General Electric Capital Corporation for up to $4 million. As of March 31, 2004, approximately $1.4 million had been used under this financing arrangement.

Working Capital

With our capital resources as of March 31, 2004 and the net proceeds from our April financing, we believe our current working capital is sufficient to meet our planned research and development and operational activities into 2005. We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development. Our working capital requirements will depend upon numerous factors, including, without limitation, the progress of our research and development programs, clinical trials, timing and cost of obtaining regulatory approvals, timing and cost of pre-launch marketing activities, levels of resources that we devote to the development of manufacturing and marketing capabilities, levels of resources that our collaboration partners devote to the development of sales and marketing capabilities, technological advances, status of competitors, our ability to establish collaborative arrangements with other organizations, the ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

Historically, our working capital has been provided from the proceeds of private financing and strategic alliances:

In April 2004, we completed an underwritten public offering of 2,200,000 shares of common stock. The shares were priced at $11.00 per share resulting in our receipt of gross and net proceeds equal to $24.2 million and approximately $22.7 million, respectively.

In June 2003, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $25.9 million. We issued 4,997,882 shares of common stock and 999,577 Class A Investor warrants to purchase shares of common stock at an exercise price equal to $6.875 per share. The Class A Investor warrants have a seven-year term.

In November 2002, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $11.9 million. We issued 6,397,517 shares of common stock and 2,878,883 Class I Warrants to purchase shares of Common Stock at an exercise price of $2.425 per share. The Class I warrants had a five-year term and we were entitled to redeem the Class I warrants upon the attainment of certain exchange-related price performance thresholds of the common stock. In June 2003, the price performance criteria was met and we provided notice to the Class I warrant holders of our intention to redeem the Class I warrants. All Class I warrants have been exercised resulting in 2,506,117 shares issued and proceeds of approximately $4.3 million.

Pursuant to our collaboration arrangement with Esteve on March 6, 2002, we issued 821,862 shares of common stock to Esteve at a purchase price equal to $4.867 per share and received a licensing fee of $500,000, for approximate net aggregate proceeds of $4,450,000.

Pursuant to the collaboration arrangement we entered into with Quintiles and PharmaBio in December 2001, we issued to PharmaBio, for approximate net aggregate proceeds of $2.7 million: (i) 791,905 shares of common stock at a price equal to $3.79 per share; and (ii) Class G warrants to purchase 357,143 shares of common stock at an exercise price equal to $3.485 per share (subject to adjustment). The Class G warrants had a ten-year term and we were entitled to redeem the Class G warrants upon the attainment of certain exchange-related price performance thresholds of the common stock. In February 2004, the price performance criteria was met and we provided notice to PharmaBio of our intention to redeem the Class G warrants. The Class G warrants were cashlessly exercised resulting in the issuance of 249,726 shares. In connection with the credit facility, we issued to PharmaBio Class H warrants to purchase 320,000 shares of common stock. The Class H warrants are exercisable at $3.03 per share (subject to adjustment) and are exercisable proportionately only upon availability of the credit facility. To the extent the credit facility availability is increased to greater than $8.5 million, for each $1 million increase, the amount of shares of common stock issuable pursuant to the Class H warrants shall be increased by approximately 38,000 shares. The Class H warrants had a ten-year term and we were entitled to redeem the Class H warrants upon the attainment of certain exchange-related price performance thresholds of the common stock. In April 2004, the price performance criteria was met and we provided notice to PharmaBio of our intention to redeem the vested portion of the Class H warrants. The vested portion of the Class H warrants were cashlessly exercised resulting in the issuance of 160,318 shares.

In October 2001, we received approximately $7.3 million in net proceeds from a private financing. In the financing, we issued 3,562,759 shares of common stock and 712,553 Class F warrants to purchase shares of common stock at an exercise price of $2.365 per share. The Class F warrants had a five-year term and we were entitled to redeem the Class F warrants, with 20 days' prior written notice, for

$.001, upon the attainment of certain exchange-related price performance thresholds of the common stock. In July 2003, the price performance criteria was met and we provided notice to the Class F warrant holders of our intention to redeem the Class F warrants. All Class F warrants have been exercised resulting in 712,553 shares issued and proceeds of approximately $1.7 million.

In April 2001, we received approximately $1 million in proceeds in a private offering of 296,560 shares of common stock at a per share price equal to $3.37.

Treasury Stock

During the three months ended March 31, 2004, certain members of our management, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tendered shares of common stock then held by such members in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. For the three months ended March 31, 2004, 115,723 shares of our common stock were tendered to us by such parties in lieu of cash at an average price of $12.38 per share. These shares are accounted for as treasury stock.

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

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of March 31, 2004, we have an accumulated deficit of approximately $105,730,000, and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

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

THE CLINICAL TRIAL AND REGULATORY APPROVAL PROCESS FOR OUR PRODUCTS IS EXPENSIVE AND TIME CONSUMING, AND THE OUTCOME IS UNCERTAIN.

In order to sell our products that are under development, we must receive regulatory approvals for each product. The FDA and comparable agencies in foreign countries extensively and rigorously regulate the testing, manufacture, distribution, advertising, pricing and marketing of drug products like our products. This approval process includes preclinical studies and clinical trials of each pharmaceutical compound to establish the safety and effectiveness of each product and the confirmation by the FDA and comparable agencies in foreign countries that the manufacturer of the product maintains good laboratory and manufacturing practices during testing and manufacturing. Although we are involved in certain late-stage clinical trials, pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials or in preliminary findings for such clinical trials. Further, even if favorable testing data is generated by clinical trials of drug products, the FDA may not approve an NDA filed by a pharmaceutical or biotechnology company for such drug product.

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

In April 2004, we submitted an NDA to the FDA for clearance to market Surfaxin for the prevention of RDS in premature infants. The FDA may not complete its review in a timely manner. In addition, the FDA may request further data or disapprove the NDA. If Surfaxin is not approved by the FDA for the prevention of RDS in premature infants, if the review time is substantially prolonged or if the FDA requires further clinical studies prior to approval, we have no short-term alternative for generating substantial revenue or income. Surfaxin may not be approved for the prevention of RDS because the FDA may find our efficacy and safety data deficient or for other reasons. The FDA and comparable foreign agencies could withdraw any approvals we obtain, if any. Further, if there is a later discovery of unknown problems or if we fail to comply with other applicable regulatory requirements at any stage in the regulatory process, the FDA may restrict or delay our marketing of a product or force us to make product recalls. In addition, the FDA could impose other sanctions such as fines, injunctions, civil penalties or criminal prosecutions. To market our products outside the United States, we also need to comply with foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The FDA and foreign regulators have not yet approved any of our products under development for marketing in the United States or elsewhere. If the FDA and other regulators do not approve our products, we will not be able to market our products.

IN ORDER TO CONDUCT OUR CLINICAL TRIALS WE NEED ADEQUATE SUPPLIES OF OUR DRUG SUBSTANCE AND DRUG PRODUCT AND, FREQUENTLY, COMPETITORS' DRUG PRODUCT, WHICH MAY NOT BE READILY AVAILABLE.

To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We rely on third party contract manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical trials of our products. We transferred our manufacturing capabilities from our single validated clinical manufacturing facility, owned and operated by Akorn, Inc., to a new contract manufacturer, Laureate Pharma L.P., and we are currently producing appropriate clinical grade material of our drug substance that meets the standards for use in our ongoing clinical studies. In the future, Laureate may not be able to produce Surfaxin to appropriate standards for use in clinical studies. A failure by Laureate to do so may delay or impair our ability to obtain regulatory approval for Surfaxin. See also "Risks Related to Our Business - If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products."

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

We have entered into an exclusive collaboration arrangement in the United States with Quintiles and PharmaBio to commercialize, sell and market Surfaxin in the United States for indications of Respiratory Distress Syndrome and Meconium Aspiration Syndrome. As part of our collaboration with Quintiles, Quintiles is obligated to build a sales force solely dedicated to the sale of Surfaxin upon the approval of a New Drug Application for either of the two indications. If Quintiles and we fail to devote appropriate resources to commercialize, sell and market Surfaxin, sales of Surfaxin could be reduced. As part of the collaboration, PharmaBio has committed to provide us with certain financial assistance in connection with the commercialization of Surfaxin, including, but not limited to, a secured, revolving credit facility for at least $8.5 million, which may be increased to $10 million. A failure by us to repay amounts outstanding under the credit facility would have a material adverse effect on us. To obtain the benefits of such financing, we are obligated to meet certain development and performance milestones. The failure by us to meet the milestones or other terms and conditions of the financing leading to PharmaBio's termination thereof or the failure by PharmaBio to fulfill its obligation to partially fund the commercialization of Surfaxin, may affect our ability to successfully market Surfaxin.

If Esteve, Quintiles, PharmaBio or we breach or terminate the agreements that make up such collaboration arrangements or Esteve, Quintiles or PharmaBio otherwise fail to conduct their Surfaxin-related activities in a timely manner or if there is a dispute about their respective obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability for the indications of Surfaxin which Esteve, Quintiles and/or PharmaBio have agreed to assist in commercializing. Accordingly, we may need to enter into additional collaboration agreements and our success, particularly outside of the United States, may depend upon obtaining additional collaboration partners. In addition, we may depend on our partners' expertise and dedication of sufficient resources to develop and commercialize our proposed products. We may, in the future, grant to collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Under these arrangements, our collaboration partners may control key decisions relating to the development of our products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships or if our collaboration partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner and would have a material adverse effect on the commercialization of Surfaxin. See "Risks Related to Our Business - Our lack of marketing and sales experience could limit our ability to generate revenues from future product sales."

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

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson Inc. and Ortho Pharmaceutical Corporation which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2017 or, in some cases, possibly later. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also "Risks Related to Our Business - If we cannot meet requirements under our license agreements, we could lose the rights to our products."

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

WE RELY ON CONFIDENTIALITY AGREEMENTS THAT COULD BE BREACHED AND MAY BE DIFFICULT TO ENFORCE.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our consultants, advisors and research collaborators, to the extent that they apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we will rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

--they will breach these agreements;
--any agreements we obtain will not provide adequate remedies for the applicable type of breach or that our trade secrets or proprietary know-how will otherwise become known or competitors will independently develop similar technology; and
--our competitors will independently discover our proprietary information and trade secrets.

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

IF PRODUCT LIABILITY CLAIMS ARE BROUGHT AGAINST US, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE COVERAGE.

The clinical testing of, marketing and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects. Use of our products in clinical trials, as well as commercial sale, could result in product liability claims. In addition, sales of our products through third party arrangements could also subject us to product liability claims. We presently carry product liability insurance with coverages of up to $10 million per occurrence and $10 million in the aggregate, an amount we consider reasonable and customary relating to our clinical trials of Surfaxin. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may need to obtain additional product liability insurance coverage prior to initiating other clinical trials. We expect to obtain product liability insurance coverage before commercialization of our proposed products; however, the insurance is expensive and insurance companies may not issue this type of insurance when we need it. We may not be able to obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development. In addition, the existence of a product liability claim could affect the market price of our common stock.

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

As of March 31, 2004, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 14% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our common stock is listed for quotation on the NASDAQ SmallCap Market. For the three month period ended March 31, 2004, the price of our common stock has ranged from $9.94 to $13.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the three month period ended March 31, 2004, the average daily trading volume in our common stock was approximately 598,000 shares and the average number of transactions per day was approximately 1,800. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of March 31, 2004, we had 43,914,649 shares of common stock outstanding. In addition, as of March 31, 2004, up to approximately 6,889,600 shares of our common stock were issuable upon exercise of outstanding options and warrants. On December 19, 2003, we filed a Form S-3 shelf registration statement with the Commission for the proposed offering from time to time of up to 6.5 million shares of common stock. In April 2004, we completed an underwritten public offering of 2.2 million shares of common stock related to the shelf registration statement. We have no immediate plans to sell the remaining securities under the shelf registration. However, as the registration statement has been declared effective by the Commission, we may issue securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time.

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

Provisions of our Certificate of Incorporation, Shareholders Rights Agreement and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors, without further stockholder approval, could issue large blocks of preferred stock. Our Shareholders Rights Agreement significantly impairs the ability of third parties, under certain circumstances, to acquire control of us without prior approval of our Board of Directors thereby discouraging unsolicited takeover proposals. The rights issued under the shareholders rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934) prior to the filing of this Quarterly Report. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information, as required to be disclosed in the reports we file pursuant to the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

Effective February 6, 2004, our Board of Directors declared a dividend of one preferred stock purchase right for each share of our common stock to be issued to stockholders of record as of that date. Each share of common stock that we issue after such date through the expiration date of the Shareholders Rights Agreement shall be issued with a tandem right. Each Right represents the right to purchase one ten-thousandth of a share of our Series A Junior Participating Cumulative Preferred Stock at an exercise price equal to $50 per right. A summary of the principal terms of the Shareholders Rights Agreement is set forth in our Current Report on Form 8-K and our Registration Statement on Form 8-A, each as filed with the Commission on February 6, 2004.

In the quarter ended March 31, 2004, pursuant to the exercise of outstanding warrants and options, we issued an aggregate of 1,534,797 shares of our common stock at various exercise prices ranging from $0.51 per share to $12.75 per share. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker/dealers were involved in the sale and no commissions were paid by us.

We have a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, we allowed for periodic discretionary matches of newly issued Company Stock with the amount of any such match determined as a percentage of each participant's cash contribution. The total match for the three months ended March 31, 2004 was $34,000.

During the three months ended March 31, 2004, certain members of our management, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tendered shares of common stock then held by such members in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. For the three months ended March 31, 2004, 115,723 shares of our common stock were tendered to us by such parties in lieu of cash at an average price of $12.38 per share. These shares are accounted for as treasury stock. The following table sets forth information regarding our receipt of shares of our common stock on a monthly basis during the first quarter of fiscal year 2004:

                            Number of shares
                          received in lieu of
                          cash for the exercise            Average price
                            of stock options                per share
                     -----------------------------    ---------------------

    January 2004                97,226                       12.44
    February 2004                   --                          --
    March 2004                  18,497                       12.08
                                ------                       -----

    Total                       115,723                      12.38

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.


SUBSEQUENT EVENTS

Filing of New Drug Application (NDA)

In April 2004, we submitted an NDA to the FDA for clearance to market Surfaxin for the prevention of Respiratory Distress Syndrome (RDS) in premature infants.

The NDA filing is supported, in large part, by data from Discovery's two positive Phase 3 RDS clinical trials. The principal trial was a landmark, 1,294 patient pivotal study that demonstrated Surfaxin's superiority to Exosurf, a non-protein containing synthetic surfactant. In this pivotal trial, another surfactant, Survanta, which is derived from cows and is the leading surfactant used in the United States, served as a reference arm. The second trial was a 252 patient supportive study that demonstrated Surfaxin's non-inferiority to Curosurf, a pig-derived surfactant and the leading surfactant used in Europe.

On May 2, 2004 we presented detailed results from the Surfaxin Phase 3 clinical trials at the 2004 annual meeting of the Pediatric Academic Society (PAS) in San Francisco.

Equity Financing

In April 2004, we completed an underwritten public offering of 2,200,000 shares of common stock. The shares were priced at $11.00 per share resulting in our receipt of gross and net proceeds equal to $24.2 million and approximately $22.7 million, respectively.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

     31.1     Section 302 Certification of Chief Executive Officer

     31.2     Section 302 Certification of Chief Financial Officer

     32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(B) REPORTS ON FORM 8-K:

We filed three Current Reports on Form 8-K during the three months ended March 31, 2004. We filed a Current Report on February 6, 2004, reporting that our Board of Directors had adopted a shareholder rights plan under which all shareholders of record as of February 6, 2004, will receive rights to purchase shares of a new series of preferred stock. We filed a Current Report on February 19, 2004, reporting that a conference call would take place to provide an overview of the secondary endpoints from certain safety results from our two Phase 3 clinical trials for Respiratory Distress Syndrome in premature infants as well as an update on manufacturing. We filed a Current Report on March 30, 2004, reporting the initiation of an underwritten public offering of 2,200,000 shares of our common stock at a price of $11.00 per share.

SIGNATURES, AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY.

Exhibits 31.1, 31.2 and 32.1 to this Quarterly Report on Form 10-Q include Certifications of our Chief Executive Officer and our Chief Financial Officer.

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

                           Discovery Laboratories, Inc.
                                    (Registrant)


Date:   May 7, 2004        /s/ Robert J. Capetola
                           ----------------------------------------------------
                           Robert J. Capetola, Ph.D.
                           President and Chief Executive Officer


Date:   May 7, 2004        /s/ John G. Cooper
                           ----------------------------------------------------
                           John G. Cooper
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)