Form 10-Q
period 2004-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2004-11-09
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

(215) 340-4699
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 5, 2004, 47,029,529 shares of common stock, par value $.001 per share, were outstanding.

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS --
As of September 30, 2004 (unaudited) and December 31, 2003	Page 5

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
For the Three Months Ended September 30, 2004 and 2003; and
For the Nine Months Ended September 30, 2004 and 2003	Page 6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)--
For the Nine Months Ended September 30, 2004 and 2003	Page 7

Notes to Condensed Consolidated Financial Statements
- September 30, 2004 (unaudited)	Page 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 35

Item 4. Controls and Procedures	Page 36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	Page 37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 37

Item 3. Defaults Upon Senior Securities	Page 37

Item 4. Submission of Matters to a Vote of Security Holders	Page 37

Item 5. Other Information	Page 37

Item 6. Exhibits	Page 37

Signatures	Page 39

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc. (“Discovery”), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Safe Harbor Statement Under the Private Securities Litigation Act of 1995

Certain statements set forth in this report and any that are incorporated by reference herein which are not historical, including, without limitation, statements concerning our research and development programs and clinical trials, the possibility of submitting regulatory filings for our products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which our existing resources will enable us to fund our operations, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: the inherent risks and uncertainties in developing products of the type we are developing; delays in our preparation and filing of applications for regulatory approval; delays in the FDA’s or other health regulatory authorities’ approval or potential rejection of any applications we file, including the New Drug Application (NDA) we filed in April 2004 and the Marketing Approval Application (MAA) we submitted in October 2004; risks that any such regulatory authority will not approve the marketing and sale of a drug product even after acceptance filed by us for any such drug product; possible changes in our financial condition; the progress of our research and development (including the results of clinical trials being conducted by us and the risk that our lead product candidate, Surfaxin®, or other drug candidates will not prove to be safe or useful for the treatment of certain indications); clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture; timely obtaining sufficient patient enrollment in our clinical trials; the impact of development of competing therapies and/or technologies by other companies; our ability to obtain additional required financing to fund our research programs; our ability to enter into agreements with collaborators (including strategic alliances for our aerosol and Surfactant Replacement Therapies) and the failure of collaborators to perform under their agreements with us;, risk that the Company will not be able to develop a successful sales and marketing organization in a timely manner, if at all; risk that the Company's internal sales and marketing organization will not succeed in developing market awareness of the Company's products; risk that the Company's internal sales and marketing organization will not be able to attract or maintain qualified personnel; risks relating to the development of competing therapies and/or technologies by other companies; the progress of the regulatory approvals in connection with the conduct of our clinical trials and the marketing of our products; and the additional costs and delays which may result from requirements imposed by the health regulatory authorities in connection with obtaining the required approvals. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Those associated risks and other risks and uncertainties are detailed in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in any documents incorporated by reference in this report.

3

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,160,000	$29,422,000
Restricted cash	650,000	--
Available-for-sale marketable securities	10,673,000	--
Note receivable - current portion	2,000	3,000
Prepaid expenses and other current assets	1,383,000	665,000
Total Current Assets	34,868,000	30,090,000
Property and equipment, net of accumulated depreciation	2,916,000	2,414,000
Note receivable, net of current portion	191,000	192,000
Other assets	1,616,000	19,000
Total Assets	$39,591,000	$32,715,000
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,218,000	$4,210,000
Line of Credit	5,683,000	2,436,000
Capitalized lease - current portion	643,000	383,000
Total current liabilities	10,544,000	7,029,000
Deferred revenue	269,000	672,000
Capitalized lease, net of current portion	1,334,000	711,000
Total Liabilities	12,147,000	8,412,000
Stockholders' Equity:
Common stock, $.001 par value; 80,000,000 authorized; 47,021,413 and 42,491,438 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	47,000	43,000
Additional paid-in capital	153,984,000	122,409,000
Unearned portion of compensatory stock options	(519,000)	(2,000)
Accumulated deficit	(123,009,000)	(96,858,000)
Treasury stock (at cost; 313,383 and 167,179 shares at September 30, 2004 and December 31, 2003, respectively)	(3,054,000)	(1,289,000)
Accumulated other comprehensive loss	(5,000)	--
Total Stockholders’ Equity	27,444,000	24,303,000
Total Liabilities & Stockholders’ Equity	$39,591,000	$32,715,000

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Contracts, Licensing, Grants & Milestones	$236,000	$198,000	$1,075,000	$855,000
Expenses:
Research & Development	5,673,000	5,096,000	18,757,000	12,950,000
General & Administrative	2,908,000	1,375,000	8,363,000	3,679,000
Total Expenses	8,581,000	6,471,000	27,120,000	16,629,000
Operating Loss	(8,345,000)	(6,273,000)	(26,045,000)	(15,774,000)
Other income and expenses:
Interest income, dividends, realized gains, and other income	284,000	116,000	555,000	382,000
Interest and amortization expense	(321,000)	(62,000)	(661,000)	(181,000)
Net Loss	$(8,382,000)	$(6,219,000)	$(26,151,000)	$(15,573,000)
Net loss per common share - basic and diluted	$(0.18)	$(0.15)	$(0.57)	$(0.43)
Weighted average number of common shares outstanding - basic and diluted	46,987,545	41,084,355	45,659,485	35,809,252

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(26,151,000)	$(15,573,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614,000	272,000
Compensatory stock options	647,000	104,000
Changes in:
Prepaid expenses and other current assets	(766,000)	(579,000)
Accounts payable and accrued expenses	8,000	625,000
Other assets	(74,000)	(1,000)
Amortization of deferred revenue	(403,000)	(541,000)
Net cash used in operating activities	(26,125,000)	(15,693,000)

Cash flows from investing activities:
Purchase of property and equipment	(894,000)	(861,000)
Restricted cash	(650,000)	--
Related party loan payments received	2,000	1,000
Purchase of marketable securities	(18,344,000)	(271,000)
Proceeds from sale or maturity of marketable securities	7,444,000	7,513,000
Net cash (used in) provided by investing activities	(12,442,000)	6,382,000

Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	28,940,000	33,510,000
Proceeds from credit facility	3,247,000	615,000
Proceeds from capital lease arrangement	1,237,000	480,000
Purchase of treasury stock	(1,765,000)	(1,050,000)
Principal payments under capital lease obligation	(354,000)	(175,000)
Net cash provided by financing activities	31,305,000	33,380,000
Net (decrease) increase in cash and cash equivalents	(7,262,000)	24,069,000
Cash and cash equivalents - beginning of period	29,422,000	8,538,000
Cash and cash equivalents - end of period	$22,160,000	$32,607,000
Supplementary disclosure of cash flows information:
Interest paid	$101,000	$144,000
Non-cash transactions:
Class H warrants issued/revalued	(48,000)	--
Deferred debt issuance costs	1,523,000	--
Unrealized loss on marketable securities	(5,000)	(123,000)

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - The Company and Basis of Presentation

The Company

Discovery Laboratories, Inc. is a biopharmaceutical company developing its proprietary surfactant technology as Surfactant Replacement Therapies (SRT) for respiratory diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precisely engineered surfactant that is designed to closely mimic the essential properties of natural human lung surfactant. We believe that through its technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the neonatal intensive care unit, critical care unit and other hospital settings, where there are few or no approved therapies available.

We have filed a New Drug Application with the FDA and a Marketing Authorization Application with the EMEA for clearance to market Surfaxin, our lead product, for the prevention and treatment of RDS in premature infants. We are also conducting various clinical programs to address ARDS in adults, BPD, a form of chronic lung disease in premature infants, Neonatal Respiratory Failures in premature infants, severe asthma in adults, and MAS in full-term infants.

We are presently implementing a long-term commercial strategy which includes manufacturing for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs, and sales and marketing capabilities to execute the launch of Surfaxin, if approved, in the U.S. and Europe.

Stock Based Employee Compensation

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. We continue to account for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” and, accordingly, recognize compensation expense for the difference between the fair value of the underlying shares of common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 148 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years.

If the methodology prescribed under SFAS No. 148 had been used to determine the fair value of the stock options, then the pro forma net loss for the periods ended September 30, 2004 and 2003 would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Loss as Reported	$(8,382,000)	$(6,219,000)	$(26,151,000)	$(15,573,000)

Additional stock-based employee compensation	$(956,000)	$(3,475,000)	$(3,378,000)	$(4,486,000)

Pro forma net loss	$(9,338,000)	$(9,694,000)	$(29,529,000)	$(20,059,000)
Pro forma net loss per share	$(0.20)	$(0.24)	$(0.65)	$(0.56)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

All of our current products under development are subject to license agreements that will require the payment of future royalties.

A reclassification has been made to the presentation of operating expenses in the current fiscal year. The expense associated with a milestone payment related to the license of Surfaxin has been reclassifed from general and administrative expenses and is currently reflected in research and development expenses. In addition, Certain prior year balances have been reclassified to conform with the current presentation.

Note 2 - Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants are not included in the calculation of the net loss per share as their effect would be anti-dilutive.

Note 3 - Comprehensive Loss

Total comprehensive loss was approximately $8,369,000 and $26,157,000 for the three and nine months ended September 30, 2004, respectively, and approximately $6,294,000 and $15,696,000 for the three and nine months ended September 30, 2003, respectively.

Note 4 - Note Receivable

Note receivable pertains to a $200,000, 7% per annum mortgagor’s note due from one of our executive officers. This note is secured by a mortgage agreement dated July 24, 2001. The note calls for monthly payments of principal and interest over a 360-month period. The principal balance outstanding at September 30, 2004 and December 31, 2003 was approximately $193,000 and $195,000, respectively.

Note 5 - Treasury Stock

During the nine months ended September 30, 2004, certain members of our management and certain consultants, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tendered shares of common stock then held by such members in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. For the nine months ended September 30, 2004, 146,204 shares of our common stock were tendered to us by such parties in lieu of cash at a weighted average price of $12.07 per share. These shares are accounted for as treasury stock as follows:

	Number of shares received in lieu of cash for the exercise of stock options	Weighted average price per share
January 2004	97,226	$12.44
March 2004	18,497	12.08
May 2004	24,702	11.27
July 2004	5,779	9.30
Total	146,204	$12.07

Note 6 - Restricted Cash

We have entered into a lease agreement for 39,594 square feet of office space in Bucks County, Pennsylvania, which will serve as the company headquarters and as the main operating facility for clinical development, regulatory, and sales and marketing. Subject to the terms and conditions of the lease, aggregate payments for this lease will be approximately $4.6 million over the five-year term.

In connection with the lease agreement for the new office space in Bucks County, Pennsylvania, we established a security deposit in the amount of $600,000 in the form of a letter of credit. The letter of credit is secured by cash and is included in the Balance Sheet as “Restricted Cash”. Beginning on the first day of the 40th month of the lease term, the security deposit and the letter of credit will be reduced by $200,000 to $400,000, with such reduction becoming available for use by the Company. That balance will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease, the letter of credit will expire and such cash will be available for use by the Company.

Our current facilities, located in Doylestown, Pennsylvania are subject to various lease agreements, which expire in November 2004, March 2005 and August 2005. We intend to maintain a portion of the current facility for the continuation of analytical laboratory activities and to sublease the remaining portions of the current facility to the greatest extent possible. To the extent subleasing is not possible, the leases will expire according to their terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our inception, we have incurred significant losses and, as of September 30, 2004, we had an accumulated deficit of approximately $123 million. The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, business and commercial development, financial, legal and general corporate activities. See “Results of Operations”.

We have funded our operations with working capital provided principally through public and private equity financings and strategic collaborations. As of September 30, 2004, we had cash and investments of approximately $33.5 million, an $8.5 million secured revolving credit facility with PharmaBio Development, Inc., a subsidiary of Quintiles Transnational Corp., of which $5.7 million was outstanding, and a $4.0 million capital equipment lease financing arrangement with General Electric Capital Corporation (GECC), of which approximately $1.7 million was available for borrowing, $2.3 million had been used, and $1.9 million was outstanding.

In November 2004, the credit facility with Quintiles was extended and our capital lease financing with GECC was expanded . See “Liquidity and Capital Resources”.

Research and Development

Research and development expenses for three and nine months ended September 30, 2004 were $5,673,000 and $18,757,000, respectively. Our research and development expenses are charged to operations as incurred and we track such costs by category rather than by project. Our research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations, and other direct clinical trials activities. These cost categories typically include the following expenses:

Research and Pre-Clinical Operations

Research and pre-clinical operations reflect activities associated with research prior to the initiation of any potential human clinical trials. These activities predominantly represent projects associated with the development of aerosolized formulations of our precision-engineered lung surfactant and aerosol delivery systems to potentially treat a range of respiratory disorders prevalent in the NICU and the hospital. Research and pre-clinical operations costs primarily reflect expenses incurred for personnel, consultants, facilities and research and development arrangements with The Scripps Research Institute.

Manufacturing Development

Manufacturing development primarily reflects costs incurred to prepare current good manufacturing procedures (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. These costs primarily reflect activities with external contract manufacturing resources. Included in manufacturing development are personnel costs, depreciation, expenses associated with technology transfer, process development and validation, quality control and assurance activities, and analytical services.

Unallocated Development -- Clinical and Regulatory Operations

Clinical and regulatory operations reflect the preparation, implementation, and management of our clinical trial activities in accordance with current good clinical practice (cGCP). Included in unallocated clinical development and regulatory operations are costs associated with personnel, supplies, facilities, fees to consultants, other related costs for clinical trial implementation and management, clinical quality control, regulatory compliance activities, data management and biostatistics.

Direct Expenses -- Clinical Trials

Direct expenses of clinical trials includes patient enrollment costs, external site costs, expense of clinical drug supply, and external costs such as contract research consultant fees and expenses.

The following summarizes our research and development expenses by the foregoing categories for the three and nine months ended September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and Development Expenses:
Research and pre-clinical operations	$728	$539	$2,030	$1,375
Manufacturing development	1,069	1,274	4,632	1,817
Unallocated development - clinical and regulatory operations	1,904	1,453	6,150	3,987
Direct clinical trial expenses	1,972	1,830	5,945	5,771
Total Research and Development Expenses	$5,673	$5,096	$18,757	$12,950

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete projects in development are not reasonably estimable. Results from clinical trials may not be favorable. Data from clinical trials are subject to varying interpretation and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines.

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review, clinical development or pre-clinical development. The status and anticipated completion dates of each of our lead SRT programs is discussed in “Plan of Operations,” below. Successful completion of development of our SRT is contingent on numerous risks, uncertainties, and other factors, which are described in detail in the section entitled “Risk Related to our Business”. These factors include:

•	Completion of pre-clinical and clinical trials of the product candidate with the scientific results that support further development and/or regulatory approval
•	Receipt of necessary regulatory approvals
•	Obtaining adequate supplies of surfactant raw materials on commercially reasonable terms
•	Obtaining capital necessary to fund our operations, including our research and development efforts, manufacturing requirements and clinical trials
•	Performance of third-party collaborators on whom we rely heavily for the commercialization and manufacture of Surfaxin
•	Obtaining manufacturing, sales and marketing capabilities for which we presently have limited resources.

As a result of the amount and nature of these factors, many of which are outside our control, the success, timing of completion, and ultimate cost of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty. The timing and cost to complete drug trials alone may be impacted by, among other things:

•	Slow patient enrollment
•	Long treatment time required to demonstrate effectiveness
•	Lack of sufficient clinical supplies and material
•	Adverse medical events or side effects in treated patients
•	Lack of effectiveness of the product candidate being tested
•	Lack of sufficient funds

If we do not successfully complete clinical trials, we will not receive regulatory approval to market our SRT products. If we do not obtain and maintain regulatory approval for our products, we will not generate any revenues from the sale of our products and the value of our company and our financial condition and results of operations will be substantially harmed.

Plan of Operations

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products, manufacturing, commercialization, and general and administrative activities.

We anticipate that during the next 12 to 24 months we will:
(i)	increase our research, development and regulatory activities in an effort to develop a broad pipeline of potential SRT for respiratory diseases. The drug development, clinical trial, and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed in the “Risks Related to Our Business” - “Our technology platform is based solely on our proprietary precision-engineered surfactant technology. Our ongoing clinical trials for our lead surfactant replacement therapies may be delayed, or fail, which will harm our business”; - “The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain.” Our major research and development projects include:

SRT for Neonatal Intensive Care indications

We are in a Phase 2 clinical trial for the prevention of meconium aspiration syndrome (MAS) in full-term infants and expect to complete this trial in 2005 We are preparing to initiate a Phase 2 clinical trial late in the fourth quarter of 2004 using aerosolized SRT via nasal continuous positive airway pressure (nasal CPAP) to treat premature infants in the NICU suffering from neonatal respiratory failure. We are also preparing to initiate a Phase 2 clinical trial in the first quarter of 2005 using Surfaxin for the prevention of Bronchopulmonary Dysplasia (BPD). We expect both of these trials to be completed in the second half of 2005.

SRT for Critical Care and Hospital indications

For Acute Respiratory Distress Syndrome in adults, we currently are conducting a Phase 2 dose-ranging safety and efficacy study of up to 110 patients in the United States. We expect to complete this trial in late 2004. We are preparing to initiate a Phase 2 clinical trial late in 2004 or early in 2005 for patients with moderate to severe asthma (development name DSC-104).

In addition, we are evaluating the development of aerosolized formulations of our precision-engineered surfactant to potentially treat Acute Lung Injury, COPD, rhinitis, sinusitis, sleep apnea and otitis media (inner ear infection).

(ii)	invest in marketing and commercialization (including distribution) resources to execute the launch of Surfaxin, if approved, for the treatment of Respiratory Distress Syndrome in premature infants and the execution of our worldwide sales and marketing strategy. Significant investment will be required as we build our own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU and, as products are developed, to expand to critical care and hospital settings.

(iii)	invest in and support a long-term manufacturing strategy for the production of our precision-engineered surfactant drug product including further development of our current contract manufacturer, and evaluating and establishing additional contract or Discovery-owned manufacturing facilities in order to secure additional manufacturing capabilities to meet production needs as they expand.

(iv)	invest in additional general and administrative resources primarily to support our business development initiatives, financial systems and controls and management information technologies.

Through our contract manufacturer, Laureate Pharma, L.P., we have established a Surfaxin manufacturing line to support the production of clinical and commercial drug supply in conformance with current Good Manufacturing Practices (cGMP). This arrangement provides for the commercial-scale requirements of Surfaxin for the prevention of RDS in premature infants and all of our anticipated clinical-scale production requirements including Surfaxin for the treatment of ARDS in adults. In addition to our arrangement with Laureate, we plan to conduct other activities in connection with the implementation of our long term manufacturing strategy including evaluating and establishing additional contract or Discovery-owned manufacturing facilities. See “Risks Related to Our Business” - “In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product which may not be readily available” and “If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products”.

On November 3, 2004, we reached an agreement with Quintiles to restructure our business arrangements and terminate the commercialization agreements for Surfaxin in the United States. We will now have full commercialization rights for Surfaxin in the United States. Under the agreement signed in 2001, Quintiles would have provided commercialization services for seven years post-launch, with an obligation to fund such services up to $10 million per year. Our obligation to pay a commission on net sales in the United States of Surfaxin for the treatment of respiratory distress syndrome (RDS) and MAS for 10 years following launch is terminated. We have entered into a three-year limited preferred-provider arrangement with Quintiles. See “Risks Related to our Business” - “We currently have a limited sales and marketing team and, therefore, must develop a sales and marketing team or enter into distribution arrangements and marketing alliances, which could require us to give up rights to our product candidates. Our limited sales and marketing experience may restrict our success in commercializing our product candidates” and “We may be unable to either establish marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Surfaxin or our other potential products.”

In connection with obtaining full commercialization rights for Surfaxin, we have issued 850,000 warrants to PharmaBio Development Inc., Quintiles’ strategic investment group, to purchase shares of our common stock at an exercise price equal to $7.19 per share. The warrants have a 10-year term and shall be exercisable for cash only with expected total proceeds to us if exercised equal to approximately $6 million. We expect to take a charge against earnings equal to approximately $4 million for the fourth quarter of 2004 in connection with the issuance of such warrants. The existing secured revolving credit facility of $8.5 million with PharmaBio, will remain available to us and the original maturity date of December 10, 2004 is now extended until December 31, 2006. Amounts to be drawn down under the credit facility will remain available up to the date of the commercial launch of Surfaxin.

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

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through September 30, 2004, we had not generated any revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

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

Results of Operations

Net loss for the three and nine months ended September 30, 2004 were $8,382,000 ($0.18 per common share) and $26,151,000 ($0.57 per common share), respectively. Net loss for the three and nine months ended September 30, 2003 were $6,219,000 ($0.15 per common share) and $15,573,000 ($0.43 per common share), respectively.

Revenues

Revenues from research and development collaborative agreements and grants for the three and nine months ended September 30, 2004 were $236,000 and $1,075,000, respectively. Revenues from research and development collaborative agreements and grants for the three and nine months ended September 30, 2003 were $198,000 and $855,000, respectively. These revenues are associated with our alliance with Esteve to develop, market and sell Surfaxin throughout Europe and Latin America (whereby Esteve funded a portion of the RDS clinical trial costs and has committed to fund up to $6 million of ARDS development costs) as well as a Small Business Innovative Research (SBIR) grant, which was concluded in 2003, to develop Surfaxin for ALI/ARDS in adults. The amounts recognized for the three and nine months ending September 30, 2004, primarily reflects revenue recognized pursuant to Esteve’s ARDS development commitment. Revenues recognized for the three and nine months ending September 30, 2003, primarily reflect work activities pursuant to the SBIR grant for research of ALI/ARDS treatments and revenue recognized in connection with Esteve’s funding of the RDS clinical trial costs.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2004 were $5,673,000 and $18,757,000, respectively. Research and development expenses for the three and nine months ended September 30, 2003 were $5,096,000 and $12,950,000, respectively.

The increase in research and development expenses for the three and nine months ended September 30, 2004, compared to the same periods last year, primarily reflects:

(i)	$1,069,000 and $4,632,000, for the three and nine months ended September 30, 2004, respectively, for manufacturing activities to support the production of clinical and commercial drug supply of Surfaxin at Laureate’s facility in conformance with cGMPs. Costs associated with manufacturing activities for the three and nine months ended September 30, 2003 were $1,274,000 and $1,817,000, respectively;

(ii)	development activities, including drug supply, for the Phase 2 clinical trial of Surfaxin for the treatment of ARDS in adults;

(iii)	development and regulatory efforts for Surfaxin - primarily the Phase 3 clinical trials for Surfaxin for the prevention of RDS in premature infants for which an NDA was filed with the FDA in April 2004 and an MAA was submitted with the EMEA in October 2004; and

(iv)	research and development activities of aerosolized formulations of the Company’s SRT technology.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2004 were $2,908,000 and $8,363,000, respectively. General and administrative expenses for the three and nine months ended September 30, 2003 were $1,375,000 and $3,679,000, respectively. General and administrative expenses consist primarily of the costs of executive management, business and commercial development, financial and accounting, legal, facility and other administrative costs.

The increase in general and administrative expenses for the three and nine months ended September 30, 2004 primarily reflects:

(i)	pre-launch commercialization services for RDS of approximately $1,317,000 and $3,327,000, respectively for the three and nine months ended September 30, 2004 compared to $307,000 and $617,000, respectively, for the same periods last year. For the three and nine months ended September 30, 2004, $872,000 and $2,546,000, respectively, of the pre-launch commercialization costs were incurred pursuant to the collaboration agreement with Quintiles (for which funding is provided by the secured, revolving credit facility with PharmaBio, discussed below in “Liquidity and Capital Resources”);

(ii)	financial and information technology capabilities in preparation for the potential approval and launch of Surfaxin for RDS;

(iii)	corporate governance and other regulatory compliance initiatives in light of the Sarbanes-Oxley Act and other recent regulatory changes concerning public companies generally; and

(iv)	legal activities related to the preparation and filing of patents and other activities associated with our intellectual property in connection with the expansion of our SRT pipeline.

Other Income and Expense

Interest income for the three and nine months ended September 30, 2004 was $284,000 and $555,000 respectively as compared to $116,000 and $382,000 respectively for the three and nine months ended September 30, 2003. The increase in interest income is primarily due to a higher average cash, cash equivalent and marketable securities balance.

Interest expense and amortization expense for the three and nine months ended September 30, 2004 was $321,000 and $661,000 respectively as compared to $62,000 and $181,000 respectively for the three and nine months ended September 30, 2003. The increase is primarily due to interest expense associated with our secured, revolving credit facility, and capital lease financing arrangements. See “Liquidity and Capital Resources”.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2004, we had cash, cash equivalents, restricted cash and marketable securities of approximately $33.5 million as compared to approximately $29.4 million as of December 31, 2003. The increase from December 31, 2003, is primarily due to: (i) an underwritten public offering of 2,200,000 shares of common stock with gross and net proceeds equal to $24.2 million and approximately $22.7 million, respectively; (ii) $4.3 million received from the exercise of outstanding options and warrants; and (iii) $4.5 million from our secured, revolving credit facility and capital lease financing arrangements. These increases were offset by $26.1 million used in operating activities during the period.

For the quarter ended September 30, 2004, cash and marketable securities decreased $7.8 million due to the use of approximately $9.0 million for operating and investing activities offset by $1.2 million of net proceeds from the use of existing credit and capital lease facilities.

Committed Equity Financing Facility (CEFF)

In July 2004, we entered into a CEFF with Kingsbridge Capital Ltd., pursuant to which Kingsbridge committed to finance up to $75 million of capital to support our future growth. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock and thus raise capital as required, at the time, price and in amounts deemed suitable to us. As of September 30, 2004, we had not been permitted to utilize the CEFF as the SEC had yet to declare effective the resale registration statement required by the terms of the CEFF. This registration statement was declared effective by the SEC in November, 2004. Accordingly, subject to the other conditions and limitations contained in the CEFF, we are now free to utilize the potential resources afforded to us by the CEFF. Depending on market conditions and our financing needs, we currently expect that we may begin to utilize a portion of the CEFF during the fourth quarter of 2004 in order to provide working capital and to fund our commercialization and research and development efforts, primarily for the build-out and control of our own sales and marketing operation.

Secured Revolving Credit Facility and Capital Lease Financing Arrangements

We have a secured revolving credit facility of up to $8.5 million with PharmaBio to fund pre-marketing activities for a Surfaxin launch in the United States. On November 3, 2004, we reached an agreement with Quintiles to restructure our business arrangements and terminate the commercialization agreements for Surfaxin in the United States. The existing secured revolving credit facility of $8.5 million with PharmaBio will remain available to us such that we may borrow up to $8.5 million on a revolving basis until the earlier to occur of either May 15, 2005 or the date that Surfaxin is first shipped for commercial sale for MAS or RDS. The original maturity date of December 10, 2004, is now extended until December 31, 2006. Interest on amounts advanced under the PharmaBio credit facility is payable quarterly in arrears. Outstanding principal and interest due under the credit facility are due and payable as a balloon payment on December 31, 2006. As of September 30, 2004, $5.7 million was outstanding under the credit facility. Our use of this credit facility was $0.9 million and $3.2 million for the three and nine months ended September 30, 2004, respectively. By virtue of the termination of the commercialization agreements, we are no longer obligated to use funds advanced under the credit facility for services provided by Quintiles and PharmaBio is no longer obligated to make milestone payments to us that could be used to offset and prepay such advances. The descriptions of the restructured arrangements with Quintiles and PharmaBio in this report do not purport to be complete and are qualified in their entirety by reference to the relevant agreements and instruments attached as exhibits hereto.

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of GECC. In November 2004, the arrangement was increased by $6.5 million to provide, subject to certain conditions, up to an aggregate $9.0 million in financing for capital purchases. Under the terms of the expanded financing arrangement, $5 million is immediately available to us with the remaining $1.5 million accessible upon FDA approval to market the Company’s lead product Surfaxin, for the prevention of RDS in premature infants. We intend to use financial resources from the GECC capital lease arrangement to invest in additional information technology systems such as sales, materials requirements planning and medical safety monitoring to support our commercialization efforts. As of September 30, 2004, approximately $1.7 million was available for use and approximately $1.9 million, net of principal payments, was outstanding under this financing arrangement. Use of this financing arrangement was $371,000 and $1,237,000 for the three and nine months ended September 30, 2004, respectively.

Lease Agreement

We have entered into a lease agreement for 39,594 square feet of office space in Bucks County, Pennsylvania, which will serve as the company headquarters and as the main operating facility for clinical development, regulatory, and sales and marketing. Subject to the terms and conditions of the lease, aggregate payments for this lease will be approximately $4.6 million over the five-year term.

In connection with the lease agreement for the new office space in Bucks County, Pennsylvania, we established a security deposit in the amount of $600,000 in the form of a letter of credit. The letter of credit is secured by cash and is included in the Balance Sheet as “Restricted Cash”. Beginning on the first day of the 40th month of the lease term, the security deposit and the letter of credit will be reduced by $200,000 to $400,000, with such reduction becoming available for use by the Company. That balance will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease, the letter of credit will expire and such cash will be available for use by the Company.

Our current facilities, located in Doylestown, Pennsylvania are subject to various lease agreements, which expire in November 2004, March 2005 and August 2005. We intend to maintain a portion of the current facility for the continuation of analytical laboratory activities and to sublease the remaining portions of the current facility to the greatest extent possible. To the extent subleasing is not possible, the leases will expire according to their terms.

Working Capital

We believe our current working capital is sufficient to meet our planned activities through late in the second quarter of 2005, before taking into account any amounts that may be available through use of the CEFF. See “Committed Equity Financing Facility (CEFF)” above for a discussion of the possibility that we may begin to utilize the CEFF in the fourth quarter of 2004. We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development. Our working capital requirements will depend upon numerous factors, including, without limitation, the progress of our research and development programs, clinical trials, timing and cost of obtaining regulatory approvals, timing and cost of pre-launch marketing activities, levels of resources that we devote to the development of manufacturing and marketing capabilities, levels of resources that our collaboration partners devote to the development of sales and marketing capabilities, technological advances, status of competitors, our ability to establish collaborative arrangements with other organizations, the ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

Historically, our working capital has been provided from the proceeds of private financing and strategic alliances:

In July 2004, we entered into a CEFF with Kingsbridge pursuant to which Kingsbridge has committed to finance up to $75.0 million of capital for newly-issued shares of common stock. The exact timing, amount and price of any CEFF financings is subject to our ultimate determination, subject to certain conditions. See “Committed Equity Financing Facility (CEFF)”. In connection with the CEFF, we issued a Class B Investor warrant to Kingsbridge to purchase up to 375,000 shares of common stock at an exercise price equal to $12.0744 per share. The exercise term of the warrant is five years beginning with the six-month anniversary of the closing date of the agreement. The warrant must be exercised for cash, except in limited circumstances. As of September 30, 2004 all of the Class B Investor warrants were outstanding.

In April 2004, we completed an underwritten public offering of 2,200,000 shares of common stock. The shares were priced at $11.00 per share resulting in our receipt of gross and net proceeds equal to $24.2 million and approximately $22.7 million, respectively.

In December 2003, we filed a shelf registration statement with the SEC for the proposed offering from time to time of up to 6.5 million shares of our common stock. We have no immediate plans to sell the additional 4.3 million shares of common stock remaining under this shelf registration statement. However, we will be able to issue these securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time.

In June 2003, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $25.9 million. We issued 4,997,882 shares of common stock and 999,577 Class A Investor warrants to purchase shares of common stock at an exercise price equal to $6.875 per share. The Class A Investor warrants have a seven-year term. As of September 30, 2004, all of the Class A Investor warrants were outstanding. As of September 30, 2004 945,745 of the Class A Investor warrants were outstanding.

In November 2002, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $11.9 million. We issued 6,397,517 shares of common stock and 2,878,883 Class I Warrants to purchase shares of common stock at an exercise price of $2.425 per share. The Class I warrants had a five-year term and we were entitled to redeem the Class I warrants upon the attainment of certain exchange-related price performance thresholds of the common stock. In June 2003, the price performance criteria was met and we provided notice to the Class I warrant holders of our intention to redeem the Class I warrants. All of the Class I warrants have been exercised resulting in 2,506,117 shares issued and proceeds of approximately $4.3 million.

Pursuant to our collaboration arrangement with Esteve on March 6, 2002, we issued 821,862 shares of common stock to Esteve at a purchase price equal to $4.867 per share and received a licensing fee of $500,000, for approximate net aggregate proceeds of $4,450,000.

Pursuant to the original arrangements that we entered into with Quintiles and PharmaBio in December 2001, we issued to PharmaBio, for approximate net aggregate proceeds of $2.7 million: (i) 791,905 shares of common stock at a price equal to $3.79 per share; and (ii) Class G warrants to purchase 357,143 shares of common stock at an exercise price equal to $3.485 per share (subject to adjustment). The Class G warrants had a ten-year term and we were entitled to redeem the Class G warrants upon the attainment of certain exchange-related price performance thresholds of the common stock. In February 2004, the price performance criteria was met and we provided notice to PharmaBio of our intention to redeem the Class G warrants. The Class G warrants were cashlessly exercised resulting in the issuance of 249,726 shares. In connection with the credit facility, we issued to PharmaBio Class H warrants to purchase 320,000 shares of common stock. The Class H warrants are exercisable at $3.03 per share (subject to adjustment) and are exercisable proportionately only upon availability of the credit facility. The Class H warrants had a 10-year term and we were entitled to redeem the Class H warrants upon the attainment of certain exchange-related price performance thresholds of the common stock. In April 2004, the price performance criteria was met and we provided notice to PharmaBio of our intention to redeem the vested portion of the Class H warrants. As of June 30, 2004, the vested portion of the Class H warrants were cashlessly exercised resulting in the issuance of 160,318 shares. Subsequently, on August 4, 2004, the remaining Class H warrants vested, were redeemed and cashlessly exercised resulting in the issuance of 68,084 shares.

In October 2001, we received approximately $7.3 million in net proceeds from a private financing. In the financing, we issued 3,562,759 shares of common stock and 712,553 Class F warrants to purchase shares of common stock at an exercise price of $2.365 per share. The Class F warrants had a five-year term and we were entitled to redeem the Class F warrants, with 20 days’ prior written notice, for $.001, upon the attainment of certain exchange-related price performance thresholds of the common stock. In July 2003, the price performance criteria was met and we provided notice to the Class F warrant holders of our intention to redeem the Class F warrants. All Class F warrants have been exercised resulting in 712,553 shares issued and proceeds of approximately $1.7 million.

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

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of September 30, 2004, we have an accumulated deficit of approximately $123 million and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our technology platform is based solely on our proprietary precision-engineered, engineered surfactant technology. Our ongoing clinical trials for our lead surfactant replacement technologies may be delayed, or fail, which will harm our business.

Our precision-engineered surfactant platform technology is based on the scientific rationale of SRT to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. Recently, we completed and filed an NDA with the FDA and an MAA with the EMEA based on results from a pivotal Phase 3 clinical trial and supportive Phase 3 clinical trial with our lead product, Surfaxin, for the prevention of RDS in premature infants. In addition, we are conducting a Phase 2 clinical trial for the treatment of ARDS in adults and a Phase 2 trial for the prevention of MAS in full-term infants. We are preparing for the initiation of a Phase 2 clinical trial using aerosolized SRT via nasal CPAP to potentially treat premature infants in the NICU suffering from neonatal respiratory failures, a Phase 2 clinical trial using Surfaxin for the prevention of Bronchopulmonary Dysplasia (BPD), and a Phase 2 trial using DSC-104 to treat patients with moderate to severe asthma.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials. The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

—the number of clinical sites;
—the size of the patient population;
—the proximity of patients to the clinical sites;
—the eligibility criteria for the study;
—the existence of competing clinical trials; and
—the existence of alternative available products.

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

We have not entered into arrangements to obtain any additional financing, except for the CEFF with Kingsbridge, the credit facility with PharmaBio and our capital equipment lease financing arrangement with GECC. Any additional financing could include unattractive terms or result in significant dilution of stockholders’ interests and share prices may decline. If we fail to enter into collaborative ventures or to receive additional funding, we may have to delay, scale back or discontinue certain of our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. If we are unable to raise required capital, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. See “Risks Related to our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders”.

Furthermore, we could cease to qualify for listing of our securities on the NASDAQ National Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See “Risks Related to our Business - The market price of our stock may be adversely affected by market volatility”.

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

We may not be able to meet the conditions we are required to meet under CEFF and we may not be able to access any portion of the $75.0 million available under the CEFF. In addition, we are dependent upon the financial ability of Kingsbridge to fund the CEFF. Any failure by Kingsbridge to perform its obligations under the CEFF could have a material adverse effect upon us.

The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain.

In order to sell our products that are under development, we must receive regulatory approvals for each product. The FDA and comparable agencies in foreign countries extensively and rigorously regulate the testing, manufacture, distribution, advertising, pricing and marketing of drug products like our products. This approval process includes preclinical studies and clinical trials of each pharmaceutical compound to establish the safety and effectiveness of each product and the confirmation by the FDA and comparable agencies in foreign countries that the manufacturer of the product maintains good laboratory and manufacturing practices during testing and manufacturing. Although we are involved in certain late-stage clinical trials, pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials or in preliminary findings for such clinical trials. Further, even if favorable testing data is generated by clinical trials of drug products, the FDA or EMEA may not accept or approve an NDA or MAA filed by a pharmaceutical or biotechnology company for such drug product. On April 13, 2004, we filed an NDA for Surfaxin for the prevention of RDS in premature infants. The FDA accepted the NDA filing and has established February 13, 2005 as a target date for completion of the review. However, the FDA may not complete the review by such time or may reject the NDA. We have also submitted an MAA with the EMEA for clearance to market Surfaxin for the prevention and treatment of RDS in premature infants. The EMEA has validated the MAA indicating that the application is complete and that the review process has begun. However, the EMEA may not complete the review or may reject the MAA.

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

Clinical trials generally take two to five years or more to complete, and, accordingly, our first product is not expected to be commercially available in the United States until at least 2005, and our other product candidates will take longer. The FDA has notified us that two of our intended indications for our precision-engineered surfactant-based therapy, MAS in full-term infants and ARDS in adults, have been granted designation as “fast-track” products under provisions of the Food and Drug Administration Modernization Act of 1997. The FDA has also granted us Orphan Drug Designation for three of our intended indications for Surfaxin: ARDS in adults; RDS in infants; and MAS in full-term infants. To support our development of Surfaxin for the treatment of MAS, the FDA has awarded us an Orphan Products Development Grant. Fast-Track Status does not accelerate the clinical trials nor does it mean that the regulatory requirements are less stringent. The Fast-Track Status provisions are designed to expedite the FDA’s review of new drugs intended to treat serious or life-threatening conditions. The FDA generally will review the New Drug Application for a drug granted Fast-Track Status within six months instead of the typical one to three years.

The EMEA has granted Orphan Medicinal Product designation for three of our intended indications for Surfaxin; RDS in premature infants, MAS in full-term infants and ALI in adults.

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

To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We rely on third party contract manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical trials of our products. Laureate, our contract manufacturer, may not be able to produce Surfaxin to appropriate standards for use in clinical studies. A failure by Laureate to do so may delay or impair our ability to obtain regulatory approval for Surfaxin. See also “Risks Related to our Business - If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products.”

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

The FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with current Good Manufacturing Practices (cGMPs) or similar requirements that the FDA or corresponding foreign regulators establish. Manufacturing or quality control problems could occur at the contract manufacturers causing product production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA’s current cGMP requirements necessary to continue manufacturing our drug substance. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products.

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

If Esteve or us breach or terminate the agreements that make up such collaboration arrangements or Esteve otherwise fails to conduct their Surfaxin-related activities in a timely manner or if there is a dispute about their obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability for the indications of Surfaxin which Esteve. Accordingly, we may need to enter into additional collaboration agreements and our success, particularly outside of the United States, may depend upon obtaining additional collaboration partners. In addition, we may depend on our partners’ expertise and dedication of sufficient resources to develop and commercialize our proposed products. We may, in the future, grant to collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Under these arrangements, our collaboration partners may control key decisions relating to the development of the products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships or if our collaboration partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner and would have a material adverse effect on the commercialization of Surfaxin. See “Risks Related to our Business - We currently have a limited sales and marketing team and, therefore, must develop a sales and marketing team or enter into distribution arrangements and marketing alliances, which could require us to give up rights to our product candidates. Our limited sales and marketing experience may restrict our success in commercializing our product candidates.”

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

We seek patent protection for our drug candidates so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend in part on our ability and that of parties from whom we license technology to:

—defend our patents and otherwise prevent others from infringing on our proprietary rights;
—protect trade secrets; and
—operate without infringing upon the proprietary rights of others, both in the United States and in other countries.

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

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson and its wholly owned subsidiary, Ortho Pharmaceutical Corporation, which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2017 or, in some cases, possibly later. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also “Risks Related to our Business - If we cannot meet requirements under our license agreements, we could lose the rights to our products.”

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

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our consultants, advisors and research collaborators, to the extent that they apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we will rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

—they will breach these agreements;
—any agreements we obtain will not provide adequate remedies for the applicable type of breach or that our trade secrets or proprietary know-how will otherwise become known or competitors will independently develop similar technology; and
—our competitors will independently discover our proprietary information and trade secrets.

We currently have a limited sales and marketing team and, therefore, must develop a sales and marketing team or enter into distribution arrangements and marketing alliances, which could require us to give up rights to our product candidates. Our limited sales and marketing experience may restrict our success in commercializing our product candidates.

If we successfully develop and obtain regulatory approval for Surfaxin and the other product candidates that we are currently developing, we may: (1) market and sell them through our sales force, (2) license some of them to large pharmaceutical companies and/or (3) market and sell them through other arrangements, including co-promotion arrangements.

We plan to develop our marketing and sales team as we expect to rely primarily on such team to market Surfaxin in the United States, if Surfaxin is approved by the FDA. Recruiting, training and retaining qualified sales personnel is therefore critical to our success. Competition for skilled personnel is intense, and we cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to successfully launch Surfaxin. Additionally, we may not be able to provide adequate incentive to our sales force. Accordingly, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for Surfaxin.

Developing a marketing and sales team to market and sell products is a difficult, significantly expensive and time-consuming process. We have no prior experience developing a marketing and sales team and may be unsuccessful in our attempt to do so. If we are unable to develop an internal sales and marketing operation, we may not be able to increase market awareness and sell our products.

Establishing the expertise necessary to successfully market and sell Surfaxin, or any other product, will require a substantial capital investment. We expect to incur significant expenses in developing our marketing and sales team. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract. Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Surfaxin or any other potential product in the United States or elsewhere.

We may also need to enter into additional co-promotion arrangements with third parties where our own sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to further expand our sales force and incur additional costs.

We may also rely on third-party distributors to distribute our products or enter into marketing alliances to sell our products. We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to successfully develop a marketing and sales team or to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including:

•	we may be required to relinquish important rights to our products or product candidates;

•	we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;

•	our distributors or collaborators may experience financial difficulties;

•	our distributors or collaborators may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in terminating such distribution agreements; and

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

If we fail to establish marketing and sales capabilities or fail to enter into arrangements with third parties in a timely manner or if they fail to perform, it could adversely affect sales of our products. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing our sales.

We may be unable to either establish marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Surfaxin or our other potential products.

We have limited experience in marketing or selling pharmaceutical products and have limited marketing and sales resources. To achieve commercial success for Surfaxin, or any other approved product, we must either rely upon our limited marketing and sales force and related infrastructure, or enter into arrangements with others to market and sell our products. We are promoting Surfaxin in the United States through our own dedicated marketing and sales team. Recruiting, training and retaining qualified sales personnel is therefore critical to our success. Competition for skilled personnel is intense, and we cannot assure you that we will be able to attract and retain a sufficient number of qualified individuals to successfully launch Surfaxin. Accordingly, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for Surfaxin.

In addition, establishing the expertise necessary to successfully market and sell Surfaxin, or any other product, will require a substantial capital investment. Our ability to make that investment and also execute our current operating plan and attain profitability by 2006 is dependent on numerous factors, including, as described above, partnering of clinical programs at opportune times and continued prudent fiscal management. Accordingly, we cannot assure investors that we will have the funds to successfully commercialize Surfaxin or any other potential product in the United States or elsewhere.

Moreover, Surfaxin competes, and our product candidates in development are likely to compete, with products of other companies that currently have extensive and well-funded marketing and sales operations. Because these companies are capable of devoting significantly greater resources to their marketing and sales efforts, our marketing and sales efforts may not compete successfully against the efforts of these other companies.

We have also announced our intention to market and sell Surfaxin outside of the United States through one or more marketing partners upon receipt of approval abroad. Although our agreement with Esteve provides for collaborative efforts in directing a global commercialization effort, we have somewhat limited influence over the decisions made by Esteve or their sublicensees or the resources they devote to the marketing and distribution of Surfaxin products in their licensed territory, and we cannot assure you that they will meet their obligations in this regard. Our marketing and distribution arrangement with Esteve may not be successful, and we may not receive any revenues from it. Also, we cannot assure you that we will be able to enter into marketing and sales agreements on acceptable terms, if at all, for Surfaxin in territories not covered by the Esteve agreement, or for any of our other product candidates.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved in our formation or have otherwise been involved with us for many years, have played integral roles in our progress and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have an employment agreement with Dr. Capetola that expires on December 31, 2005. We also have employment agreements with other key personnel with termination dates from 2004 through 2005. Although these employment agreements generally provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals, and the applicable noncompete provisions can be difficult and costly to monitor and enforce. Further, we do not maintain key-man life insurance.

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

Our industry is highly competitive and subject to rapid technological innovation and evolving industry standards. We compete with numerous existing companies intensely in many ways. We intend to market our products under development for the treatment of diseases for which other technologies and treatments are rapidly developing and, consequently, we expect new companies to enter our industry and that competition in the industry will increase. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than we have. In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in:

—developing products;
—undertaking preclinical testing and human clinical trials;
—obtaining FDA and other regulatory approvals or products; and
—manufacturing and marketing products.

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

Four products, three that are animal-derived and one that is a synthetic, are specifically approved for the treatment of Respiratory Distress Syndrome in premature infants. Exosurf® is synthetic and is marketed by GlaxoSmithKline, plc, outside the United States and contains only phospholipids (the fats normally present in the lungs) and synthetic organic detergents and no stabilizing protein or peptides. This product, however, does not contain any surfactant proteins, is not widely used and its active marketing recently has been discontinued by its manufacturer. Curosurf® is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta®, marketed by the Ross division of Abbott Laboratories, Inc., is an extract of bovine lung that contains the cow version of surfactant protein C. Forest Laboratories, Inc., markets its calf lung surfactant, Infasurf® in the United States for the treatment of Respiratory Distress Syndrome in premature infants. Although none of the four approved surfactants for Respiratory Distress Syndrome in premature infants is approved for Acute Lung Injury or Acute Respiratory Distress Syndrome in adults, which are significantly larger markets, there are a significant number of other potential therapies in development for these indications that are not surfactant-related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin. We believe that engineered precision-engineered surfactants such as Surfaxin will be far less expensive to produce than the animal-derived products approved for the treatment of Respiratory Distress Syndrome in premature infants and will have no capability of transmitting the brain-wasting bovine spongiform encephalopathy (commonly called “mad-cow disease”) or causing adverse immunological responses in young and older adults.

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

The clinical testing of, marketing and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects. Use of our products in clinical trials, as well as commercial sale, could result in product liability claims. In addition, sales of our products through third party arrangements could also subject us to product liability claims. We presently carry product liability insurance with coverages of up to $10.0 million per occurrence and $10.0 million in the aggregate, an amount we consider reasonable and customary relating to our clinical trials of Surfaxin. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may need to obtain additional product liability insurance coverage prior to initiating other clinical trials. We expect to obtain product liability insurance coverage before commercialization of our proposed products; however, the insurance is expensive and insurance companies may not issue this type of insurance when we need it. We may not be able to obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development. In addition, the existence of a product liability claim could affect the market price of our common stock.

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

As of September 30, 2004, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 16% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock, like that of many other development stage pharmaceutical or biotechnology companies, has been and is likely to be volatile. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

—announcements of the results of clinical trials by us or our competitors;
—adverse reactions to products;
—governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;
—changes in the United States or foreign regulatory policy during the period of product development;
—developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
—announcements of technological innovations by us or our competitors;
—announcements of new products or new contracts by us or our competitors;
—actual or anticipated variations in our operating results due to the level of development expenses and other factors;
—changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
—conditions and trends in the pharmaceutical and other industries;
—new accounting standards; and
—the occurrence of any of the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to our Business”.

Our common stock is listed for quotation on the NASDAQ National Market. During the nine-month period ended September 30, 2004, the price of our common stock has ranged from $5.75 to $13.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended September 30, 2004, the average daily trading volume in our common stock was approximately 537,000 shares and the average number of transactions per day was approximately 1,499. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

In addition, we may not be able to continue to adhere to the strict listing criteria of the National Market. If the common stock were no longer listed on the National Market, investors might only be able to trade on the Nasdaq SmallCap Market, in the over-the-counter market in the Pink Sheets® (a quotation medium operated by the National Quotation Bureau, LLC) or on the OTC Bulletin Board® of the National Association of Securities Dealers, Inc. This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of September 30, 2004, we had 47,021,413 shares of common stock outstanding. In addition, as of September 30, 2004, up to approximately 8,808,949 shares of our common stock were issuable upon exercise of outstanding options and warrants. On December 19, 2003, we filed a Form S-3 shelf registration statement with the Commission for the proposed offering from time to time of up to 6,500,000 shares of common stock. Since the shelf registration statement was filed, we have sold 2,200,000 shares under the registration statement leaving 4,300,000 shares of our common stock available for us to sell in registered transactions under the shelf registration statement. We have no immediate plans to sell any securities under the shelf registration. However, subject to the effectiveness of the shelf registration statement, we may issue securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time. Additionally, there are 15,000,000 shares of our common stock that are reserved for issuance under the CEFF arrangement with Kingsbridge. See “Risks Related to our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We currently do not hedge interest rate or currency exchange exposure. We classify highly liquid investments purchased with a maturity of three months or less as “cash equivalents” and commercial paper and fixed income mutual funds as “available for sale securities.” Fixed income securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s management, including its CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934) prior to the filing of this Quarterly Report. Based on that evaluation and subject to the limitations noted above, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information, as required to be disclosed in the reports we file pursuant to the Exchange Act.

(b)    Changes in internal controls

There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

In the quarter ended September 30, 2004, pursuant to the exercise of outstanding warrants and options, we issued an aggregate of 106,435 shares of our common stock at various exercise prices ranging from $1.42 to $8.377 per share. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker-dealers were involved in the sale and no commissions were paid by us.

We have a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, we allowed for periodic discretionary matches of newly issued shares of common stock with the amount of any such match determined as a percentage of each participant’s cash contribution. The total match for the quarter ended September 30, 2004 was approximately $57,000.

During the nine months ended September 30, 2004, certain members of our management, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tendered shares of common stock then held by such members in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. For the nine months ended September 30, 2004, 146,204 shares of our common stock were tendered to us by such parties in lieu of cash at an average price of 12.07 per share. These shares are accounted for as treasury stock. See Part I, Item 1: “Financial Statements, Note 5 - Treasury Stock”.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Warrant Agreement, dated as of November 3, 2004, by and between QFinance, Inc. and the Company

4.2	Amended and Restated Promissory Note, dated as of November 3, 2004, issued to PharmaBio

10.1	Agreement, dated as of November 3, 2004, by and among Quintiles, PharmaBio and the Company

10.2	Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of November 3, 2004, by and between PharmaBio Development Inc. and the Company

10.3	Amended and Restated Security Agreement, dated as of December 10, 2001, amended and restated as of November 3, 2004, by and between PharmaBio Development Inc. and the Company

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

Exhibits 31.1, 31.2 and 32.1 to this Quarterly Report on Form 10-Q include Certifications of our Chief Executive Officer and our Chief Financial Officer.

The first two forms of Certification are required by Rule 13a-14 under the Exchange Act in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The Section 302 Certifications include references to an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of our Chief Executive Officer and our Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certifications), and contain additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud and related matters.

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

Discovery Laboratories, Inc.
(Registrant)

Date: November 9, 2004                                  /s/ Robert J. Capetola
Robert J. Capetola, Ph.D.
President and Chief Executive Officer

Date: November 9, 2004                                  /s/ John G. Cooper
John G. Cooper
Executive Vice President and Chief Financial Officer(Principal Financial Officer)

