Form 10-K
period 2004-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2005-03-16
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐ Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 000-26422

DISCOVERY LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3171943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2600 KELLY ROAD, SUITE 100, WARRINGTON, PENNSYLVANIA 18976-3646
(Address of principal executive offices)    (Zip Code)

(215) 488-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value and,
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒  NO ☐

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant computed using the closing price of common equity as reported on NASDAQ National Market under the symbol DSCO on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $381 million. For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder that has informed the registrant by February 29, 2004 that it is the beneficial owner of 10% or more of the outstanding shares of common stock of the registrant.

As of March 14, 2005, 53,511,946 shares of the registrant’s common stock were outstanding.

Portions of the information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K are incorporated by reference to the extent described herein from our definitive proxy statement, which is expected to be filed by us with the Commission within 120 days after the close of our 2004 fiscal year.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc. (Discovery), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD LOOKING STATEMENTS

The statements set forth under Item 1: “Business” and elsewhere in this report, including in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risks Related to Our Business” and those incorporated by reference herein which are not historical, including, without limitation, statements concerning our research and development programs and clinical trials, the possibility of submitting regulatory filings for our products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which our existing resources will enable us to fund our operations, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: risk that financial conditions may change; risks relating to the progress of our research and development; the risk that we will not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for our aerosol and Surfactant Replacement Therapies); risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all; risk that our internal sales and marketing organization will not succeed in developing market awareness of our products; risk that our internal sales and marketing organization will not be able to attract or maintain qualified personnel; risk of delay in the FDA’s or other health regulatory authorities’ approval of any applications we file; risks that any such regulatory authority will not approve the marketing and sale of a drug product even after acceptance of an application we file for any such drug product; risks relating to the ability of our third party contract manufacturers to provide us with adequate supplies of drug substance and drug products for completion of any of our clinical studies; risks relating to the lack of adequate supplies of drug substance and drug product for completion of any of our clinical studies, and risks relating to the development of competing therapies and/or technologies by other companies; and the other risks and certainties detailed in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risks Related to Our Business,” and in the documents incorporated by reference in this report. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

DISCOVERY LABORATORIES, INC.
Table of contents to Form 10-K
For the Fiscal Year Ended December 31, 2004

PART I

ITEM 1.	BUSINESS.

COMPANY SUMMARY

Discovery Laboratories, Inc. is a biopharmaceutical company developing its proprietary precision-engineered lung surfactant technology as Surfactant Replacement Therapies (SRTs) for respiratory diseases. Surfactants are compositions produced naturally in the lungs and are essential to the lungs’ ability to absorb oxygen and to maintain proper airflow through the respiratory system. The absence or depletion of surfactants is involved in a number of respiratory diseases.

Our technology produces a precision-engineered, peptide-containing surfactant that is designed to closely mimic the function of human lung surfactant. We believe that through this SRT technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the Neonatal Intensive Care Unit (NICU), critical care unit and other hospitalized settings, where there are few or no approved therapies available.

In February 2005, we received an Approvable Letter from the U.S. Food and Drug Administration (FDA) for clearance to market Surfaxin® (lucinactant), our lead product, for the prevention and treatment of Respiratory Distress Syndrome (RDS) in premature infants. The Approvable Letter is an official notification that the FDA is prepared to approve the Surfaxin New Drug Application and contains conditions that the applicant must meet prior to obtaining final U.S. marketing approval. The conditions that we must meet primarily involve finalizing labeling and correcting previously reported manufacturing issues. Most notably, the FDA is not requiring additional preclinical or clinical trials for final approval. Based on the nature of the observations contained in the Approvable Letter, we currently anticipate that we will respond to the FDA with a “Class 2” response. A “Class 2” response allows the FDA up to six months following the completion of the labeling and manufacturing issues outlined in the Approvable Letter. We have also filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for clearance to market Surfaxin for the same indication in Europe.

In addition to the New Drug Application (NDA) we filed for Surfaxin for RDS, we are conducting several NICU therapeutic programs in an effort to enhance the potential commercial and medical value of our SRT by addressing the most prevalent respiratory disorders affecting infants in the NICU. The programs we are conducting include therapeutic programs targeting respiratory conditions cited as some of the most significant unmet medical needs confronting the neonatal community. We are conducting three Phase 2 clinical trials - Surfaxin for Bronchopulmonary Dysplasia (BPD) in premature infants, aerosolized SRT administered through nasal continuous positive airway pressure (nCPAP) for Neonatal Respiratory Failures, and a prophylactic/early treatment trial for Surfaxin for the treatment of Meconium Aspiration Syndrome (MAS) in full term infants.

In an effort to enhance the potential commercial and medical value of our SRT, we are also developing SRT to address unmet respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings. We are conducting a Phase 2 clinical trial for the treatment of ARDS in adults in the intensive care unit (ICU), for which we announced preliminary data on December 7, 2004. With our aerosolized surfactant formulations, we have completed a Phase 1b trial and are preparing to initiate a Phase 2 trial for patients with moderate to severe asthma (development name DSC-104). In addition, we are evaluating the development of aerosolized formulations of our precision-engineered SRT to potentially treat Acute Lung Injury (ALI), Chronic Obstructive Pulmonary Disease (COPD) and rhinitis/sinusitis.

In anticipation of the potential approval of Surfaxin for RDS in the United States, we are presently building sales and marketing capabilities to execute the launch of Surfaxin. This specialty pulmonary United States sales and marketing organization will focus initially on opportunities in the NICU and, as products may be developed, the focus will be expanded to critical care and hospital settings. We plan on implementing our commercialization strategy for Surfaxin in Europe and the rest of the world through corporate partnerships.

In addition, our long-term commercial strategy includes building manufacturing capabilities for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs in the United States and Europe. To support a long-term manufacturing strategy for the production of clinical and commercial supply of our precision-engineered surfactant drug product, we are evaluating further development and scale-up of our current contract manufacturer, Laureate Pharma, Inc. (Laureate), alternative contract manufacturers and building our own manufacturing operations in order to secure additional manufacturing capabilities to meet our production needs as they expand. Upon marketing approval, if at all, we intend to rely on outside manufacturers for production of our products.

SURFACTANT TECHNOLOGY

Our precision-engineered surfactant replacement technology was invented at The Scripps Research Institute and was exclusively licensed to Johnson & Johnson which, together with its wholly-owned subsidiary, Ortho Pharmaceutical Corporation, developed it further. We acquired the exclusive worldwide sublicense to the technology in October 1996.

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

Presently, the FDA has approved surfactants as replacement therapy only for RDS in premature infants, a condition in which infants are born too soon and thus have an insufficient amount of their own natural surfactant. The most commonly used of these approved replacement surfactants are derived from pig and cow lungs. Although they are clinically effective, they have drawbacks and cannot readily be scaled or developed to treat broader populations for RDS in premature infants and other respiratory diseases. There is presently only one approved synthetic surfactant available, however, this product does not contain surfactant proteins, is not widely used and is not actively marketed by its manufacturer.

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

Our precision-engineered surfactant product candidates, including Surfaxin, are engineered versions of natural human lung surfactant and contain a precision-engineered peptide, sinapultide. Sinapultide is a 21 amino acid protein-like substance that is designed to closely mimic the essential attributes of human surfactant protein B (SP-B), the surfactant protein that is most important for the proper functioning of the respiratory system. Our products have the ability to be precisely formulated, either as a liquid instillate, aerosolized liquid or dry powder, to address various medical indications.

We believe that our precision-engineered surfactant can be manufactured in sufficient quantities, in more exact and consistent pharmaceutical grade quality, less expensively than the animal-derived surfactants and has no potential to cause adverse immunological responses in young and older adults, all important attributes for our products to potentially fulfill significant unmet medical needs. In addition, we believe that our precision-engineered surfactants might possess other pharmaceutical benefits not currently found with the animal surfactants such as longer shelf-life, reduced number of administrations to the patient’s lungs and elimination of the risk of animal-borne diseases including the brain-wasting bovine spongiform encephalopathy (commonly called “mad-cow disease”).

Aerosolized Surfactant Formulations

Many respiratory diseases are associated with an inflammatory event that causes surfactant dysfunction and a loss of patency of the conducting airways. Scientific data support the premise that the therapeutic use of surfactants in aerosol form has the ability to reestablish airway patency, improve pulmonary mechanics and act as an anti-inflammatory. Surfactant normally prevents moisture from accumulating in the airways’ most narrow sections and thereby maintains the patency of the conducting airways.

We are currently developing aerosolized formulations of our precision-engineered surfactant to potentially treat patients who could benefit from surfactant-based therapy to improve lung function and maintain proper airflow through the respiratory system. We are conducting a Phase 2 trial for aerosolized SRT administered through nasal continuous positive airway pressure (nCPAP) for Neonatal Respiratory Failures. In addition, we have completed a Phase 1b trial using a proprietary aerosolized surfactant formulation and are preparing to initiate a Phase 2 trial for patients with moderate to severe asthma (development name DSC-104). We are also evaluating the development of aerosolized formulations of our precision-engineered SRT to potentially treat ALI, COPD, and rhinitis/sinusitis.

SURFACTANT THERAPY FOR RESPIRATORY MEDICINE

Products for the Neonatal Intensive Care Unit

Surfaxin® (Lucinactant) for Respiratory Distress Syndrome in Premature Infants

RDS is a condition in which premature infants are born with an insufficient amount of their own natural surfactant. Premature infants born prior to 32 weeks gestation have not fully developed their own natural lung surfactant and therefore need treatment to sustain life. This condition often results in the need for the infant to undergo surfactant replacement therapy or mechanical ventilation. RDS is experienced in approximately half of the babies born between 28 and 32 weeks gestational age. The incidence of RDS approaches 100% in babies born less than 26 weeks gestational age. Surfaxin is the first precision-engineered, protein B-based agent that mimics the surface-active properties of human surfactant. To treat premature infants suffering from RDS, surfactants, including Surfaxin, are delivered in a liquid form and injected through an endotracheal tube (a tube inserted into the infant’s mouth and down the trachea).

For RDS, we conducted a Phase 3 pivotal trial, which formed the basis of our New Drug Application to the FDA that was filed in April 2004, and a supportive Phase 3 trial.

The pivotal Phase 3 trial enrolled 1,294 patients and was designed as a multinational, multicenter, randomized, masked, controlled, prophylaxis, event-driven, superiority trial to demonstrate the safety and efficacy of Surfaxin over Exosurf®, an approved, non-protein containing synthetic surfactant. Survanta®, a cow-derived surfactant and the leading surfactant used in the United States, served as a reference arm in the trial. Key trial results were assessed by an independent adjudication committee comprised of leading neonatologists and pediatric radiologists. This committee provided a consistent and standardized method for assessing critical efficacy data in the trial. An independent Data Safety Monitoring Board (DSMB) was responsible for monitoring the overall safety of the trial and no major safety issues were identified. We anticipate the publication of the results of this trial in a leading, peer reviewed journal in April 2005.

The supportive, multinational Phase 3 clinical trial enrolled 252 patients and was designed as a non-inferiority trial comparing Surfaxin to Curosurf®, a porcine (pig) derived surfactant and the leading surfactant used in Europe. This trial demonstrated the overall safety and non-inferiority of Surfaxin to Curosurf.

In February 2005, we received an Approvable Letter from the FDA for clearance to market Surfaxin, our lead product, for the prevention and treatment of RDS in premature infants. The Approvable Letter is an official notification that the FDA is prepared to approve the Surfaxin New Drug Application and contains conditions that the applicant must meet prior to obtaining final U.S. marketing approval. The conditions that we must meet primarily involve finalizing labeling and correcting certain manufacturing issues. Most notably, the FDA is not requiring additional preclinical or clinical trials for final approval. Based on the nature of the observations contained in the Approvable Letter, we currently anticipate that we will respond to the FDA with a “Class 2” response. A “Class 2” response allows the FDA up to six months following the completion of the labeling and manufacturing issues outlined in the letter to complete its review of our response.

With respect to the manufacturing issues mentioned above, in January 2005, the FDA issued an inspection report (Form FDA-483) to Laureate, our contract manufacturer of Surfaxin, citing certain observations concerning Laureate’s compliance with current Good Manufacturing Practices (cGMPs) in connection with its review of our NDA for Surfaxin for RDS. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. In response, a cGMP Action Plan was submitted to the FDA on January 31, 2005, outlining corrective measures anticipated to be completed by July 2005. Assuming the adequacy of such corrective actions and the approval of marketing clearance for Surfaxin, we anticipate that the potential approval and commercial launch of Surfaxin for the United States will occur in the first quarter of 2006. Our other clinical programs currently in progress are not affected by this inspection report and remain on track. However, if the inspection observations noted in the Form 483 are not resolved in the time period stated above, a delay may occur in these programs.

In October 2004, the European Medicines Evaluation Agency validated our Marketing Authorization Application that we had filed previously for clearance to market Surfaxin for the same indication in Europe. This validation indicated that the Marketing Authorization Application was complete and that the review process had begun. We anticipate the potential approval of Surfaxin for Europe will occur in the first quarter of 2006.

There are over 3,000,000 premature infants born annually worldwide. More than 750,000 of these premature infants are considered “very low birth weight” infants (less than 1,250 grams), of which, approximately 550,000 are considered at significant risk for RDS. Due to limitations associated with the animal-derived surfactant products that are currently approved to treat RDS in premature infants, access to such therapy is mainly limited to the approximately 150,000 very low birth weight infants born in the United States and Western Europe. This results in hundreds of thousands of premature infants born in the world each year who need, but do not receive, effective surfactant replacement therapy.

The FDA has granted us Orphan Drug Designation for Surfaxin for RDS. Orphan drugs are pharmaceutical products that are intended to treat diseases affecting fewer than 200,000 patients in the United States. The Office of Orphan Product Development of the FDA grants certain advantages to the sponsors of orphan drugs including, but not limited to, seven years of market exclusivity upon approval of the drug, certain tax incentives for clinical research and grants to fund testing of the drug. Most recently, the Commission of the European Communities has designated Surfaxin as an Orphan Medicinal Product for the prevention and treatment of RDS in premature infants. This designation allows us exclusive marketing rights for Surfaxin for indications of RDS in Europe for 10 years (subject to revision after six years) following marketing approval by the European Medicines Evaluation Agency. In addition, the designation enables us to receive regulatory assistance in the further development process of Surfaxin, and to access reduced regulatory fees throughout its marketing life.

Surfaxin® for the Prevention of Bronchopulmonary Dysplasia

BPD is a costly syndrome associated with surfactant and SP-B deficiency, and the prolonged use of mechanical ventilation and oxygen supplementation, usually associated with a premature infant being treated for RDS. Presently there are no approved drugs for the treatment of BPD. These babies suffer from abnormal lung development and typically have a need for respiratory assistance - oftentimes, for many months, as well as comprehensive care spanning years. It is estimated that the cost of treating an infant with BPD in the United States can approach $250,000 with approximately 50,000 infants developing BPD in the United States and Europe each year.

We are currently conducting a double-blind, controlled Phase 2 BPD clinical trial that will enroll up to 210 very low birth weight premature infants born at risk for developing BPD. The study objective is to determine the safety and tolerability of a series of Surfaxin doses administered in the first weeks of life as a therapeutic approach for the prevention of BPD and to determine whether such treatment can decrease the proportion of infants on mechanical ventilation or oxygen or the incidence of death or BPD. Infants will be randomized to receive several doses of Surfaxin which will be administered in liquid form and injected through the patient’s endotracheal tube, or the current standard of care - mechanical ventilation and support therapies. The trial will be conducted at approximately 25 sites throughout the United States, as well as sites in Latin America and Europe. The results of this trial are expected to be available in the first quarter of 2006.

Aerosolized Surfactant Replacement Therapy for Respiratory Dysfunction in Premature Infants

Serious respiratory problems are some of the most prevalent medical issues facing premature infants in Neonatal Intensive Care Units. On top of the approximately 550,000 premature infants born annually worldwide at risk for RDS, there are another approximately 1 million premature infants, 300,000 of which are in the US and Europe, born annually at risk for a range of other respiratory problems associated with surfactant dysfunction. These infants are usually at a birth weight greater than 1,250 grams and neonatologists generally try to avoid mechanically ventilating these patients because doing so requires intubation (the highly invasive process of inserting a breathing tube down the patient’s trachea). This reluctance is due to the perceived risks by many neonatologists regarding the intubation of these larger babies, such as the risk of trauma and the need of paralytic agents and sedation. As a result, many neonatologists will only intubate in cases of severe respiratory disease, where the benefits clearly outweigh the risks. We believe that there is growing recognition by the neonatal medical community for the potential utility of a non-invasive method of delivering SRT to treat premature infants suffering from respiratory disorders including BPD, bronchiolitis, acute hypoxia, pneumonia, and transient tachypnea.

We are currently conducting an open label, Phase 2, multicenter pilot study to evaluate aerosolized SRT delivered via nasal continuous positive airway pressure (nCPAP) in premature infants. This trial will be conducted at up to four centers in the United States and will enroll approximately 20 infants with a gestational age of 28-32 weeks who are suffering from RDS. Patients will receive, in two treatment regimens, aerosolized SRT delivered via nCPAP within thirty minutes of birth. Our overall program is to begin with a pilot study to evaluate the safety and tolerability of aerosolized SRT delivered via our proprietary nCPAP technology, initially within patients who suffer from RDS followed by additional studies to include other neonatal respiratory failures within the NICU. Results of this Phase 2 pilot study are anticipated to be available in the third quarter of 2005.

Surfaxin® for Meconium Aspiration Syndrome in Full-Term Infants

Meconium Aspiration Syndrome (often referred to as MAS) is an inflammatory condition in which full-term infants are born with meconium in their lungs that depletes the natural surfactant in their lungs. Meconium is a baby’s first bowel movement in its mother’s womb and, when inhaled, MAS can occur. MAS can be life-threatening as a result of the failure of the lungs to absorb sufficient oxygen. There are no approved therapies for this condition and the standard of care principally consists of mechanical ventilation. Surfaxin has been shown to not only remove inflammatory and infectious infiltrates from the lungs when using our proprietary lavage (or “lung wash”) but to also replenish the vital surfactant levels in the babies’ lungs.

We are conducting a Phase 2 clinical trial of our proprietary Surfaxin lavage in up to 60 full-term infants for use as a prophylactic or early treatment for patients who are at risk of developing MAS but have not shown symptoms of compromised respiratory function. Surfaxin is administered as a liquid bolus through an endotracheal tube as well as by our proprietary lavage (lung-wash) technique.

Products for the Critical Care Unit and other Hospital Settings

Surfaxin® for Acute Respiratory Distress Syndrome in Adults

ARDS is a life-threatening disorder for which no approved therapies exist anywhere in the world. It is characterized by an excess of fluid in the lungs and decreased oxygen levels in the patient. One prominent characteristic of this disorder is the destruction of surfactants naturally present in lung tissue. The conditions are caused by illnesses including pneumonia and septic shock (a toxic condition caused by infection) and events such as smoke inhalation, near drowning, industrial accidents and other traumas.

We are presently conducting a Phase 2 open-label, controlled, multi-center clinical trial of Surfaxin for the treatment of adults with ARDS. In December 2004, we announced what we believe to be encouraging preliminary data from this trial and that we were modifying the trial protocol to allow for increased enrollment of up to 160 patients. Patients will be randomized to either receive Surfaxin or the current standard of care, which is mechanical ventilation and support therapies.

Surfaxin is administered to patients in high concentration and large volume via a proprietary sequential lavage technique, or lung wash, delivered through a bronchoscope to each of the 19 segments of the lung. The procedure is intended to cleanse and remove inflammatory substances and debris from the lungs, while leaving sufficient amounts of Surfaxin behind to help re-establish the lungs’ capacity to absorb oxygen. The objective is to restore functional surfactant levels and to allow critically ill patients to be removed from mechanical ventilation sooner. The primary endpoint of this trial is the incidence rate of patients being alive and off mechanical ventilation at Day 28. Key secondary endpoints include mortality at the end of Day 28 and safety and tolerability of Surfaxin and the bronchoscopic lavage procedure. Results of the Phase 2 trial are anticipated to be available in the first quarter of 2006.

The current standard of care for ARDS includes placing patients on mechanical ventilators in intensive care units at a cost per patient of approximately $8,500 per day, typically for an average of 21 to 28 days. There are estimated to be between 150,000 and 200,000 adults per year in the United States suffering from ARDS with similar numbers afflicted in Europe. Presently, the mortality rate is estimated to be between 30% to 40%.

The FDA has granted us Fast-Track Status and Orphan Drug Designation for Surfaxin for the treatment of ARDS in adults. The EMEA has granted us Orphan Product designation for Surfaxin for the treatment of ALI in adults (which in this circumstance is a larger patient population that encompasses ARDS). We were awarded and received a $1 million Fast-Track Small Business Innovative Research Grant by the National Institutes of Health to develop Surfaxin for the treatment of ARDS and ALI in adults.

Aerosolized Surfactant (development name DSC 104) for Severe, Acute Asthma

Asthma is a common disease characterized by sudden constriction and inflammation of the lungs. Constriction of the upper airway system occurs when the airway muscles tighten, while inflammation is a swelling of the airways usually due to an allergic reaction caused by an airborne irritant. Both of these events cause airways to narrow and may result in wheezing, shortness of breath and chest tightness. Several studies have shown that surfactant damage and dysfunction is a significant component of asthma — airway constriction occurs when there is a surfactant dysfunction in the airways of the deep lung of the type that develops during an asthma attack. We believe that surfactant replacement therapy has the potential to relieve the constriction in the airways associated with asthma.

According to information provided by the American Lung Association, asthma afflicts more than 20 million people in the United States and its incidence rate continues to rise. Asthma is a chronic disease; it is prevalent in people of all ages and an estimated 12 million people have experienced an asthma attack within the past year. In the United States alone, there are roughly 1 million hospital outpatient visits, approximately 1.8 million emergency room visits and 9.3 million physician visits each year due to asthma. Asthma ranks within the top 10 prevalent activity-limiting health conditions costing $14 billion in United States healthcare costs annually.

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

In 2004, we completed a Phase 1b clinical trial to evaluate the safety and lung tolerability and deposition characteristics of our precision-engineered lung surfactant, delivered as an inhaled aerosol to treat individuals who suffer from asthma. This masked, placebo-controlled, randomized, Phase 1b study included six healthy subjects and eight mild-persistent asthmatic patients. Results demonstrated that DSC-104 was safe and well tolerated, did not induce bronchospasm and was deposited to both the central and peripheral regions of the lungs in the mild-persistent asthmatic group and the healthy volunteers. We are preparing a Phase 2 trial for patients with moderate to severe asthma (development name DSC-104). We initially anticipated initiating this trial in the first half of 2005. Recently, we have reordered our aerosolized SRT pipeline development programs to prioritize our Phase 2, pilot study to evaluate aerosolized SRT delivered via nCPAP in premature infants. We now expect to initiate our DSC-104 trial for moderate to severe asthma in the fourth quarter of 2005.

Aerosolized Surfactant for Acute Lung Injury

ALI is associated with conditions that either directly or indirectly injure the air sacs of the lung. ALI is a syndrome of inflammation and increased permeability of the lungs with an associated breakdown of the lungs’ surfactant layer. The most serious manifestation of ALI is ARDS.

Among the causes of ALI are complications typically associated with certain major surgeries, mechanical ventilator induced lung injury (often referred to as VILI), smoke inhalation, pneumonia and sepsis. There are an estimated 1 million patients at risk in the United States for Acute Lung Injury annually and there are no currently-approved therapies.

We are evaluating aerosolized formulations of our precision-engineered surfactant to potentially treat ALI. We believe that our proprietary precision-engineered aerosol surfactant may be effective as a preventive measure for patients at risk for ALI. This prophylactic approach may result in fewer patients requiring costly intensive care therapy, thereby eliminating long periods of therapy and offering cost savings in the hospital setting.

STRATEGIC ALLIANCES

Quintiles Transnational Corp. (Quintiles), and PharmaBio Development Inc. (PharmaBio)

In November 2004, we reached an agreement with Quintiles Transnational Corp. to restructure our business arrangements and terminate our commercialization agreements for Surfaxin in the United States. We now have full commercialization rights for Surfaxin in the United States. Under the commercialization agreement we entered into with Quintiles in 2001, Quintiles and its affiliates would have provided commercialization services for seven years post-launch, with an obligation to fund such services up to $10 million per year. Quintiles was entitled to a commission on net sales in the United States of Surfaxin for the treatment of RDS and MAS for 10 years following launch. Pursuant to the restructuring, Quintiles is no longer obligated to provide any commercialization services and our obligation to pay a commission on net sales in the United States of Surfaxin for the treatment of RDS and MAS to Quintiles has been terminated. In addition, we have entered into a three-year limited preferred-provider arrangement with Quintiles. The existing secured revolving credit facility of $8.5 million with PharmaBio, Quintiles strategic investment group affiliate, will remain available to us and the original maturity date of December 10, 2004, is now extended until December 31, 2006. In connection with the restructuring of the business arrangements with Quintiles and termination of the commercialization agreement, we issued 850,000 warrants to QFinance, Inc., a subsidiary of Quintiles, for no additional consideration, to purchase shares of our common stock at an exercise price equal to $7.19 per share. The warrants have a 10-year term and are exercisable for cash only.

Laboratorios del Dr. Esteve, S.A. (Esteve)

In December 2004, we restructured our strategic alliance with Laboratorios del Dr. Esteve S.A. for the development, marketing and sales of our products in Europe and Latin America. Under the revised collaboration, we have regained full commercialization rights in key European markets, Central America and South America. Esteve will focus on Andorra, Greece, Italy, Portugal and Spain, and now has development and marketing rights to a broader portfolio of our potential SRT products. Under the restructured collaboration, Esteve will pay us a transfer price on sales of Surfaxin and our other Surfactant Replacement Therapies that is increased from those provided for in our previous collaborative arrangement. We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the revised territory.

Esteve has also agreed to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the revised territory.

In consideration for regaining commercial rights in the restructuring, we issued to Esteve 500,000 shares of common stock for no cash consideration and granted to Esteve rights to additional potential SRT products in our pipeline. We also agreed to pay to Esteve 10% of up-front cash and milestone fees that we receive in connection with any future strategic collaborations for the development and commercialization of Surfaxin for RDS, ARDS or certain of our other Surfactant Replacement Therapies in the territory for which we had previously granted a license to Esteve. Any such up-front and milestone fees that we may pay to Esteve are not to exceed $20 million in the aggregate. This restructured collaboration supersedes the existing sublicense and supply agreements we had entered into with Esteve in March 2002.

LICENSING ARRANGEMENTS; PATENTS AND PROPRIETARY RIGHTS

Patents and Proprietary Rights

Johnson & Johnson and The Scripps Research Institute

Our precision-engineered surfactant platform technology, including Surfaxin, is based on the proprietary peptide, sinapultide, (a 21 amino acid protein-like substance that closely mimics the essential human lung protein SP-B). This technology was invented at The Scripps Research Institute and was exclusively licensed to, and further developed by, Johnson & Johnson and its wholly owned subsidiary, Ortho Pharmaceutical. We have received an exclusive, worldwide sublicense from Johnson & Johnson and Scripps for, and have rights to, a series of over 30 patents and patent filings (worldwide) which are important, either individually or collectively, to our strategy for commercializing our precision-engineered surfactant technology for the diagnosis, prevention and treatment of disease. The sublicense gives us the exclusive rights to such patents for the life of the patents.

Patents covering our proprietary precision-engineered surfactant technology that have been issued or are pending worldwide include composition of matter, formulation, manufacturing and uses, including the pulmonary lavage, or “lung wash” techniques. Our most significant patent rights principally consist of five issued United States patents: U.S. Patent No. 5,407,914; U.S. Patent No. 5,260,273; U.S. Patent No. 5,164,369; U.S. Patent No. 5,789,381; and U.S. Patent No. 6,013,619 (along with corresponding issued and pending foreign counterparts). These patents relate to precision-engineered pulmonary surfactants (including Surfaxin), certain related peptides (amino acid protein-like substances) and compositions, methods of treating respiratory distress syndromes with these surfactants and compositions, and our proprietary pulmonary lavage method of treating RDS with these surfactants. We also have certain pending United States and foreign patent applications that relate to methods of manufacturing certain peptides which may be used in the manufacture of Surfaxin and other aspects of our precision-engineered surfactant technology.

In September 2003, we were issued United States Patent No. 6,613,734, which covers a wide variety of combinations of peptides, proteins and other molecules related to our proprietary precision-engineered pulmonary surfactant technology. The patent also includes methods of making and using these molecules.

In September 2002, we were granted European Patent No. 0590006, which covers claims directed to compositions that contain sinapultide for use as a therapeutic surfactant for treating RDS and related conditions. We also have been granted European Patent Nos. 0350506 and 0593094 covering certain other surfactant peptides, including sinapultide and related peptides.

U.S. Patent No. 6,013,619 was issued to Scripps and licensed to us, and covers methods of using any engineered surfactants (including Surfaxin) or animal- or human-derived surfactants in pulmonary lavage for RDS. Our proprietary pulmonary lavage techniques (using surfactant) include lavage via a bronchoscope in adults as well as direct pulmonary lung lavage via an endotracheal tube in newborn babies with MAS. Scientific rationale supports the premise that our proprietary lavage technique may provide a clinical benefit to the treatment of ALI and ARDS in adults and MAS in full-term infants by decreasing the amount of infectious and inflammatory debris in the lungs, restoring the air sacs to a more normal state and possibly resulting in patients getting off mechanical ventilation sooner.

All such patents, including our relevant European patents, expire on various dates beginning in 2008 and ending in 2017 or, in some cases, possibly later.

The Scripps Research Institute Research Agreement

Our research funding and option agreement with Scripps expired in February 2005. Pursuant to this agreement, we funded a portion of Scripps' research efforts and are entitled to an option to acquire an exclusive worldwide license to the technology developed from the research program during the term of the agreement. Scripps owns all of the technology that it developed pursuant to work performed under the agreement. To the extent we do not exercise our option, we have the right to receive 50% of the net royalty income received by Scripps for inventions that we jointly develop under the agreement.

See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business”: “ - If we cannot protect our intellectual property, other companies could use our technology in competitive products. If we infringe the intellectual property rights of others, other companies could prevent us from developing or marketing our products”; “ - Even if we obtain patents to protect our products, those patents may not be sufficiently broad and others could compete with us”; “ - Intellectual property rights of third parties could limit our ability to market our products”; and “ - If we cannot meet requirements under our license agreements, we could lose the rights to our products.”

MANUFACTURING AND DISTRIBUTION - THIRD PARTY SUPPLIERS

Manufacturing

Our precision-engineered surfactant product candidates, including Surfaxin, must be manufactured in a sterile environment and in compliance with current good manufacturing practice requirements (cGMPs) set by the FDA and other relevant worldwide regulatory authorities. These product candidates are manufactured through the combination of sinapultide, which is provided by BACHEM California, Inc., and PolyPeptides Laboratories, Inc., and certain other active ingredients, including certain lipids, that are provided by other suppliers such as Genzyme Pharmaceuticals, a division of the Genzyme Corporation, and Avanti Polar Lipids with our own specialized equipment under the direction and supervision of our manufacturing and quality control personnel. Our surfactant drug products, including Surfaxin, are manufactured at the sterile facilities of our contract manufacturer, Laureate, using these ingredients with our own specialized equipment under the direction and supervision of our manufacturing and quality control personnel. The termination, disruption or expiration of the manufacturing relationships with any of these parties would have a material adverse effect on our business.

In January 2005, the FDA issued an inspection report (Form FDA-483) to Laureate, our contract manufacturer of Surfaxin, citing certain observations concerning Laureate’s compliance with current Good Manufacturing Practices (cGMPs) in connection with its review of our NDA for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. In response, a cGMP Action Plan was submitted to the FDA on January 31, 2005, outlining corrective measures anticipated to be completed by July 2005. Assuming the adequacy of such corrective actions and the approval of our NDA for Surfaxin, we anticipate that the commercial launch of Surfaxin for the United States will occur in the fourth quarter of 2005. Our other clinical programs currently in progress are not affected by this inspection report and remain on track. However, if the inspection observations noted in the Form 483 are not resolved in the time period stated above, a delay may occur in these programs. We do not expect that the foregoing will have an effect on our European regulatory filings.

We anticipate that our manufacturing capabilities through Laureate, upon successful completion and implementation of our cGMP Action Plan dated January 31, 2005, should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the treatment of RDS in premature infants. We expect these capabilities to allow us to provide adequate supply of Surfaxin and our other Surfactant Replacement Therapies for our planned clinical trials.

To support a long-term manufacturing strategy for the production of clinical and commercial supply of our precision-engineered surfactant drug product, we are evaluating further development and scale-up of our current contract manufacturer, Laureate, alternative contract manufacturers and building our own manufacturing operations in order to secure additional manufacturing capabilities to meet our production needs as they expand. Upon marketing approval, if at all, we intend to rely on outside manufacturers for production of our products after marketing approval.

Should the proper financial and other resources be available, our manufacturing process for our precision-engineered surfactant drug product allows us to scale-up production of our precision-engineered surfactant drug product, including Surfaxin. The scaling up of the currently-approved, animal-derived products is significantly less efficient, if at all possible. By scaling up our production, we should be able to produce sufficient drug products to potentially treat diseases with larger patient populations, such as ARDS in adults, Neonatal Respiratory Failures in premature infants, asthma, ALI, COPD and other broader respiratory diseases and upper airway disorders.

Manufacturing or quality control problems have already and may again occur at Laureate or our other contract manufacturers, causing production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA’s GMP requirements necessary to continue manufacturing our ingredients or drug product. If any such suppliers or manufacturers of our products fail to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements, it could adversely affect our clinical research activities and our ability to market and develop our products. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business”: “ - We currently have a limited sales and marketing team and, therefore, must develop a sales and marketing team or enter into distribution arrangements and marketing alliances, which could require us to give up rights to our product candidates. Our limited sales and marketing experience may restrict our success in commercializing our product candidates”; “ - If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products”; and “ - In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product and competitor’s drug product, which may not be readily available.”

Distribution

We are currently evaluating third party distribution capability in order to commercialize Surfaxin in the United States.

Our collaboration with Esteve provides that Esteve has the responsibility for distribution in Andorra, Greece, Italy, Portugal and Spain. We will need to evaluate third party distribution capabilities in other parts of the world prior to commercializing those regions. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business - We currently have a limited sales and marketing team and, therefore, must develop a sales and marketing team or enter into distribution arrangements and marketing alliances, which could require us to give up rights to our product candidates. Our limited sales and marketing experience may restrict our success in commercializing our product candidates” and “ - If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products”.

COMPETITION

We are engaged in highly competitive fields of pharmaceutical research. Competition from numerous existing companies and others entering the fields in which we operate is intense and expected to increase. We expect to compete with, among others, conventional pharmaceutical companies. Most of these companies have substantially greater research and development, manufacturing, marketing, financial, technological personnel and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical or health care companies could further enhance such competitors’ financial, marketing and other resources. Moreover, competitors that are able to complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before we do may enjoy a significant competitive advantage over us. There are also existing therapies that may compete with the products we are developing. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business - Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.”

Currently, the FDA has approved surfactants as replacement therapy only for the treatment of RDS in premature infants, a condition in which infants are born with an insufficient amount of their own natural surfactant. The most commonly used of these approved replacement surfactants are derived from a chemical extraction process of pig and cow lungs. Curosurf® is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta®, marketed by the Ross division of Abbott Laboratories, Inc., is derived from minced cow lung that contains the cow version of surfactant protein B. Forest Laboratories, Inc., markets its calf lung surfactant extract, Infasurf®, in the United States.

There is presently only one approved synthetic surfactant available, Exosurf®, marketed by GlaxoSmithKline, plc. However, this product does not contain any surfactant proteins, is not widely used and its active marketing recently has been discontinued by its manufacturer.

With respect to the development of lung surfactants for the treatment of other respiratory diseases and upper airway disorders, with the exception of one porcine-derived surfactant drug candidate under development by Leo Pharma A/S in Denmark, we are not aware of any other lung surfactant currently under development.

There are no drugs currently approved that are specifically indicated for the treatment of ARDS in adults or MAS in full-term infants. Current therapy consists of general supportive care and mechanical ventilation. There are a significant number of other potential therapies in development for the treatment of ARDS in adults that are not surfactant related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin.

Our precision-engineered surfactant product candidates, including Surfaxin, are engineered versions of natural human lung surfactant and contain our precision-engineered peptide, sinapultide. We believe that our precision-engineered surfactant can be manufactured less expensively than the animal-derived surfactants, in sufficient quantities, in exact and consistent pharmaceutical grade quality, and has no potential to cause adverse immunological responses in young and older adults, all important attributes to potentially meet significant unmet medical needs. Our products also have the ability to be more precisely formulated, such as in the form of aerosolized liquids or dry powders to address various medical indications. In addition, we believe that our precision-engineered surfactant might possess other pharmaceutical benefits not currently found with the animal surfactants such as longer shelf-life, reduced number of administrations to the patient’s lungs and elimination of the risk of animal-borne diseases including the brain-wasting bovine spongiform encephalopathy (commonly called “mad-cow disease”).

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

The FDA review process can be lengthy and unpredictable, and we may encounter delays or rejections of our applications when submitted. Generally, in order to gain FDA approval, we first must conduct preclinical studies in a laboratory and in animal models to obtain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as part of an IND (Investigational New Drug) application that the FDA must review before human clinical trials of an investigational drug can start.

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

After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. A New Drug Application submitted to the FDA generally takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. None of our products under development have been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any such products under development. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition and results of operations. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business”: “ - Our technology platform is based solely on our proprietary precision-engineered surfactant technology. Our ongoing clinical trials for our lead surfactant replacement technologies may be delayed, or fail, which will harm our business”; and “ - The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain.”

The FDA has granted us Fast-Track Approval Designation for the indications of ARDS and MAS. Fast-Track Status facilitates the development and expedites the review of new drugs intended for treatment of life-threatening conditions for which there are presently no medical options or an unmet medical need by providing for the FDA’s review of the New Drug Application within six months following filing. We have also received Orphan Drug Designation from the FDA’s Office of Orphan Products Development for Surfaxin as a treatment for RDS in premature infants, MAS in full-term infants, and ARDS in adults. Surfaxin has received designation as an Orphan Product for MAS and ALI (which, in this circumstance, encompasses ARDS) from the EMEA.

EMPLOYEES

We have approximately 90 full-time employees, primarily employed in the United States, Europe and Latin America. Our future success depends in significant part upon the continued service of our key scientific personnel and executive officers and our continuing ability to attract and retain highly qualified scientific and managerial personnel. There is a competitive market for such personnel and we may not be able to retain our key employees or attract, assimilate or retain other highly qualified technical and managerial personnel in the future. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business - We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission’s public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, 233 Broadway, New York, New York 10279, and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661- 2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission’s Website at “http://www.sec.gov.” We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please send an e-mail to ir@DiscoveryLabs.com or contact John G. Cooper, our Executive Vice President, Chief Financial Officer at our address as set forth above.

We maintain a Website at “http://www.DiscoveryLabs.com” (this is not a hyperlink, you must visit this website through an Internet browser). Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES.

Our principal offices are leased and located at 2600 Kelly Road, Suite 100,Warrington, Pennsylvania 18976-3646. The telephone number of our executive office is (215) 488-9300 and the facsimile number is (215) 488-9301. We also lease space in Doylestown, Pennsylvania, for our analytical laboratory. We currently lease our research facility, which is located in Mountain View, California, to principally develop aerosolized formulations of our proprietary precision-engineered surfactant.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of our business that would not, if determined adversely to us, have a material adverse effect on our business and operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq National Market under the symbol “DSCO.” As of February 7, 2005, the number of stockholders of record of shares of our common stock was 173 and the number of beneficial owners of shares of our common stock was approximately 12,000. As of February 7, 2005, there were 48,444,690 shares of our common stock issued and outstanding; and as of March 14, 2005, 53,511,946 shares of our common stock were issued and outstanding.

The following table sets forth the quarterly price ranges of our common stock for the periods indicated, as reported by Nasdaq.

	Low	High

First Quarter 2003	$1.32	$2.94
Second Quarter 2003	$1.56	$7.40
Third Quarter 2003	$6.12	$8.50
Fourth Quarter 2003	$5.40	$10.75
First Quarter 2004	$9.94	$13.90
Second Quarter 2004	$8.25	$13.22
Third Quarter 2004	$5.75	$9.90
Fourth Quarter 2004	$6.42	$9.52
First Quarter 2005 (through February 7, 2005)	$5.84	$8.60

We have not paid dividends on our common stock. It is anticipated that we will not pay dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

In the quarter ended December 31, 2004, pursuant to the exercise of outstanding warrants and options, we issued an aggregate of 3,167 shares of our common stock at various exercise prices ranging from $7.00 to $8.32 per share. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker-dealers were involved in the sale and no commissions were paid by us. Information relating to compensation plans under which our common stock is authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

We have a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, we allowed for periodic discretionary matches of newly issued shares of common stock to be made by the Company with the amount of any such match determined as a percentage of each individual participant’s cash contribution. For the quarter ended December 31, 2004, shares issued by us as a discretionary match totaled 8,116 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002 and with respect to the consolidated balance sheets as of December 31, 2004 and 2003 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K (“Form 10-K”). The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 and 2000 are derived from audited financial statements not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

Consolidated Statement of Operations Data: (in thousands, except per share data)
	For the year ended December 31,
	2004	2003	2002	2001	2000
Revenues from collaborative agreements	$1,209	$1,037	$1,782	$1,112	$741
Operating Expenses:
Research and development	25,793	19,750	14,347	8,007	7,494
General and administrative	13,322	5,722	5,458	5,067	5,145
Corporate partnership restructuring charges	8,126	-	-	-	-
Total expenses	47,241	25,472	19,805	13,074	12,639
Operating loss	(46,032)	(24,435)	(18,023)	(11,962)	(11,898)
Other income and expense	(171)	155	580	816	1,037
Net loss	$(46, 203)	$(24,280)	$(17,443)	$(11,146)	$(10,861)
Net loss per common share - basic and diluted	$(1.00)	$(0.65)	$(0.64)	$(0.51)	$(0.58)
Weighted average number of common shares outstanding	46,179	37,426	27,351	22,038	18,806

Consolidated Balance Sheet Data:
(in thousands)	For the year ended December 31,
	2004	2003	2002	2001	2000
ASSETS
Current Assets:
Cash/cash equivalents and marketable securities	$32,654	$29,422	$19,152	$16,696	$18,868
Prepaid expenses and other current assets	688	668	327	1,582	149
Total Current Assets	33,342	30,090	19,479	18,278	19,017
Property and equipment, net of depreciation	4,063	2,414	1,231	822	697
Other assets	232	211	352	965	3
Total Assets	$37,637	$32,715	$21,062	$20,065	$19,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility, current portion	$-	$2,436	$-	$-	$-
Other current liabilities	8,823	4,593	3,202	1,794	2,399
Total Current Liabilities	8,823	7,029	3,202	1,794	2,399
Deferred revenue	134	672	1,393	615	851
Credit facility, non-current portion	5,929	-	1,450	-	-
Capitalized lease	1,654	711	256	33	31
Total Liabilities	16,540	8,412	6,301	2,442	3,281
Stockholders' Equity	21,097	24,303	14,761	17,623	16,436
Total Liabilities and Stockholders' Equity	$37,637	$32,715	$21,062	$20,065	$19,717
Common Stock, $0.001 par value, issued and outstanding	48,434	42,491	32,818	25,546	20,871

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation” should be read in connection with our Consolidated Financial Statements. See Item 15: “Exhibits and Financial Statement Schedules.”

Overview

Discovery Laboratories, Inc. is a biopharmaceutical company developing its proprietary surfactant technology as precision-engineered Surfactant Replacement Therapies (SRT) for respiratory diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precision-engineered surfactant that is designed to mimic the essential properties of natural human lung surfactant. We believe that through our technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the neonatal intensive care unit, critical care unit and other hospital settings, where there are few or no approved therapies available.

We have received an Approvable Letter from the U.S. FDA for Surfaxin® (lucinactant), our lead product, for the prevention of RDS in premature infants, and have filed a Marketing Authorization Application with the EMEA for clearance to market Surfaxin in Europe. We anticipate potential approval and commercial launch of Surfaxin in the United States and potential EMEA approval to occur in the first quarter of 2006.

In addition to Surfaxin for RDS, in an effort to enhance the potential commercial and medical value of our SRT by addressing the most prevalent respiratory disorders affecting infants in the NICU, we are conducting several NICU therapeutic programs targeting respiratory conditions cited as some of the most significant unmet medical needs for the neonatal community. We are conducting three Phase 2 clinical trials - Surfaxin for BPD in premature infants, aerosolized SRT administered through nCPAP for Neonatal Respiratory Failures, and Surfaxin for the prophylactic/early treatment of MAS in full term infants.

In an effort to enhance the potential commercial and medical value of our SRT, we are also developing SRT to address unmet respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings. We are conducting a Phase 2 clinical trial for the treatment of ARDS in adults in the intensive care unit (ICU), for which we announced preliminary data in December 2004. With our aerosolized surfactant formulations, we have completed a Phase 1b trial and are preparing to initiate a Phase 2 trial for patients with moderate to severe asthma (development name DSC-104). In addition, we are evaluating the development of aerosolized formulations of our precision-engineered SRT to potentially treat Acute Lung Injury, COPD and rhinitis/sinusitis.

In anticipation of the potential approval of Surfaxin for RDS in the United States, we are presently implementing a long-term commercial strategy which includes:

(i)
manufacturing for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs, if approved, in the United States and Europe. We are investing in the further development and scale-up of our current contract manufacturer of our SRT, Laureate, and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility. In January 2005, the FDA issued an inspection report (Form FDA-483) to Laureate citing certain observations concerning Laureate’s compliance with current Good Manufacturing Practices (cGMPs) in connection with the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. In response, Discovery and Laureate submitted a cGMP Action Plan to the FDA on January 31, 2005, outlining corrective measures anticipated to be completed by July 2005. Assuming the adequacy of such corrective actions and the approval of our NDA, we anticipate that the commercial launch of Surfaxin will occur in the first quarter of 2006. Our other clinical programs currently in progress are not affected by this inspection report and remain on track. However, if the inspection observations noted in the Form 483 are not resolved in the time period stated above, a delay may occur in these programs. We do not expect that the foregoing will have an effect on our European regulatory filings;

(ii)
building sales and marketing capabilities to execute the launch of Surfaxin in the United States, if approved. We are building our own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU and, as products are developed, to expand to critical care and hospital settings. This strategic initiative, led by the anticipated launch of Surfaxin, is intended to allow us to fully control our own sales and marketing operation, establish a strong presence in the NICU, and optimize company economics; and

(iii)	implementing our commercialization strategy for Surfaxin in Europe and the rest of the world through corporate partnerships.

Since our inception, we have incurred significant losses and, as of December 31, 2004, we had an accumulated deficit of $143,061,000 (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, financial, business development, pre-launch commercialization sales and marketing, legal and general corporate activities and related expenses. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings and strategic collaborations. As of December 31, 2004, we had cash and investments of $32,654,000, a secured revolving credit facility of $8,500,000 with PharmaBio, of which $2,571,000 was available for borrowing and $5,929,000 was outstanding, and a $9,000,000 capital equipment lease financing arrangement, of which $5,958,000 was available for borrowing, $3,042,000 has been drawn, and $2,454,000 was outstanding. We also had up to $67.8 million available under the Committed Equity Financing Facility (CEFF), subject to the terms and conditions thereof and to the terms and conditions of the Placement Agent Agreement we entered into with SG Cowen & Co. LLC (as discussed below). See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Research and Development

Research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $25,793,000, $19,750,000, and $14,347,000, respectively. Our research and development expenses are charged to operations as incurred and we track such costs by category rather than by project. Our research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations, and other direct clinical trials activities. These cost categories typically include the following expenses:

Research and Pre-Clinical Operations

Research and pre-clinical operations reflects activities associated with research prior to the initiation of any potential human clinical trials. These activities predominantly represent projects associated with the development of aerosolized and other related formulations of our precision-engineered lung surfactant and aerosol delivery systems to potentially treat a range of respiratory disorders prevalent in the NICU and the hospital. Research and pre-clinical operations costs primarily reflect expenses incurred for personnel, consultants, facilities and research and development arrangements with collaborators.

Manufacturing Development

Manufacturing development primarily reflects costs incurred to prepare current good manufacturing procedures (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. Included in manufacturing development are activities with external contract manufacturing resources (including further development and scale-up of our current contract manufacturer of our SRT, Laureate, and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility), personnel costs, depreciation, and expenses associated with technology transfer, process development and validation, quality control and assurance activities, and analytical services.

Unallocated Development — Clinical and Regulatory Operations

Clinical and regulatory operations reflect the preparation, implementation, and management of our clinical trial activities in accordance with current good clinical practices (cGCPs). Included in unallocated clinical development and regulatory operations are costs associated with personnel, supplies, facilities, fees to consultants, and other related costs for clinical trial implementation and management, clinical quality control, and regulatory compliance activities, data management and biostatistics.

Direct Expenses — Clinical Trials

Direct expenses of clinical trials includes patient enrollment costs, external site costs, expense of clinical drug supply, and external costs such as contract research consultant fees and expenses.

The following summarizes our research and development expenses by the foregoing categories for the years ended December 31, 2004, 2003 and 2002:

(Dollars in thousands)	Year Ended December 31,

Research and Development Expenses:	2004	2003	2002

Research and pre-clinical operations	$2,916	$1,958	$1,683
Manufacturing development	7,010	4,268	834
Unallocated development - clinical and regulatory operations	8,588	5,966	3,275
Direct clinical trial expenses	7,279	7,558	8,555
Total Research and Development Expenses	$25,793	$19,750	$14,347

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review, clinical or pre-clinical development and the status and anticipated completion date of each of our lead SRT programs is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operations,” below. Successful completion of development of our Surfactant Replacement Therapies is contingent on numerous risks, uncertainties and other factors, which are described in detail in the section entitled “Risk Factors”.

These factors include:

•	Completion of pre-clinical and clinical trials of the product candidate with the scientific results that support further development and/or regulatory approval;
•	Receipt of necessary regulatory approvals;
•	Obtaining adequate supplies of surfactant raw materials on commercially reasonable terms;
•	Obtaining capital necessary to fund our operations, including our research and development efforts, manufacturing requirements and clinical trials;
•	Performance of third-party collaborators on whom we rely for the commercialization and manufacture of Surfaxin;
•
Timely resolution of the cGMP-related matters at Laureate, our contract manufacturer for Surfaxin and certain of our other Surfactant Replacement Therapies presently under development, that were noted by the FDA in its inspectional report on Form FDA-483; and

•	Obtaining manufacturing, sales and marketing capabilities for which we presently have limited resources.

As a result of the amount and nature of these factors, many of which are outside our control, the success, timing of completion, and ultimate cost, of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty. The timing and cost to complete drug trials alone may be impacted by, among other things,

•	Slow patient enrollment;
•	Long treatment time required to demonstrate effectiveness;
•	Lack of sufficient clinical supplies and material;
•	Adverse medical events or side effects in treated patients;
•	Lack of effectiveness of the product candidate being tested; and
•	Lack of sufficient funds.

If we do not successfully complete clinical trials, we will not receive regulatory approval to market our SRT products. If we do not obtain and maintain regulatory approval for our products, we will not generate any revenues from the sale of our products and the value of our company and our financial condition and results of operations will be substantially harmed.

Corporate Partnership Agreements

Quintiles Transnational Corp., and PharmaBio Development Inc.

In 2001, we entered into a commercialization agreement with Quintiles Transnational Corp., and its strategic investment group affiliate, PharmaBio Development Inc., to provide certain commercialization services in the United States for Surfaxin for the treatment of RDS in premature infants and MAS in full-term infants. Quintiles was obligated to hire and train a dedicated United States sales force that would have been branded in the market as Discovery’s. PharmaBio agreed to fund up to $70 million of the sales and marketing costs for commercialization of Surfaxin in the United States for seven years. Additionally, the collaboration allowed for this sales force to transfer to us at the end of the seven year term, with an option to acquire it sooner. Under the agreement, we were to receive 100% of the revenues from sales of Surfaxin and agreed to pay PharmaBio a commission on net sales in the United States of Surfaxin for the treatment of RDS in premature infants and MAS in full-term infants and all “off-label” uses for 10 years following first launch of the product in the United States. PharmaBio also extended to us a secured revolving credit facility of up to $8.5 to $10.0 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States as we achieved certain milestones.

In November 2004, we reached an agreement with Quintiles to restructure our business arrangements and terminate the commercialization agreement for Surfaxin in the United States. We now have full commercialization rights for Surfaxin in the United States. Pursuant to the restructuring, Quintiles is no longer obligated to provide any commercialization services and our obligation to pay a commission on net sales in the United States of Surfaxin for the treatment of RDS and MAS to Quintiles has been terminated.

In connection with obtaining full commercialization rights for Surfaxin, we issued 850,000 warrants to PharmaBio to purchase shares of our common stock at an exercise price equal to $7.19 per share. The warrants have a 10-year term and shall be exercisable for cash only with expected total proceeds to us, if exercised, equal to approximately $6.0 million. We valued the warrants at their fair value on the date of issuance and incurred a non-cash charge of $4.0 million in connection with the issuance. This charge is a component of Corporate Partnership Restructuring Charges on the Income Statement that were realized during the fourth quarter of fiscal year 2004. The existing secured revolving credit facility of $8.5 million with PharmaBio, will remain available and the original maturity date of December 10, 2004 is now extended until December 31, 2006. See “Liquidity and Capital Resources”.

Laboratorios del Dr. Esteve, S.A. (Esteve)

In 1999, we entered into a corporate partnership with Esteve to develop, market and sell Surfaxin, primarily in southern Europe. In 2002, we significantly expanded our relationship with Esteve by entering into a new collaboration arrangement, which superseded the 1999 agreement, and expanded the territory covered by those original agreements to all of Europe, Central and South America, and Mexico. Esteve was obligated to provide certain commercialization services for Surfaxin for the treatment of RDS in premature infants, MAS in full-term infants and ARDS in adult patients. Our exclusive supply agreement with Esteve provided that Esteve would purchase all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for ARDS and make certain milestone payments to us upon the attainment of European marketing regulatory approval for Surfaxin. In connection with the 2002 expanded agreement, Esteve purchased 821,862 shares of our common stock at $4.867 per share for $4.0 million in gross proceeds and paid us a non-refundable licensing fee of $500,000. We have accounted for the license fees and reimbursement of research and development expenditures associated with the Esteve collaboration as deferred revenue.

In December 2004, we reached an agreement with Esteve to restructure our corporate partnership for the development, marketing and sales of our products in Europe and Latin America. This restructured partnership supersedes the existing sublicense and supply agreements we had entered into with Esteve in March 2002. Under the revised partnership, we have regained full commercialization rights in key European markets, Central America and South America for SRT, including Surfaxin for RDS in premature infants and ARDS in adults. Esteve will focus on Andorra, Greece, Italy, Portugal, and Spain, and now has development and marketing rights to a broader portfolio of our potential SRT products. Under the restructured collaboration, Esteve will pay us a transfer price on sales of Surfaxin and our other Surfactant Replacement Therapies that is increased from those provided for in our previous collaborative arrangement. We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the revised territory. Esteve has agreed to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the revised territory.

In consideration for regaining commercial rights in the 2004 restructured partnership, we issued to Esteve 500,000 shares of common stock for no cash consideration, valued at $3.5 million. We incurred a non-cash charge, including the value of the shares issued and other costs related to the restructuring, of $4.1 million. This charge is a component of Corporate Partnership Restructuring Charges on the Income Statement. We also granted to Esteve rights to additional potential SRT products in our pipeline. We also agreed to pay to Esteve 10% of cash up-front and milestone fees that we may receive in connection with any future strategic collaborations for the development and commercialization of Surfaxin for RDS, ARDS or certain of our other SRTs in the territory for which we had previously granted a license to Esteve. Payments to Esteve in respect of any such up-front and milestone fees are not to exceed $20 million in the aggregate.

Plan of Operations

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products, manufacturing, commercialization, and general and administrative activities.

We anticipate that during the next 12 to 24 months we will:

(i)
increase our research, development and regulatory activities in an effort to develop a broad pipeline of potential SRT for respiratory diseases. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed in the “Risks Related to Our Business” - “Our technology platform is based solely on our proprietary, precision-engineered surfactant technology. Our ongoing clinical trials for our lead surfactant replacement therapies may be delayed, or fail, which will harm our business”; - “The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain.”

Our major research and development projects include:

SRT for Neonatal Respiratory Failures

In addition to Surfaxin for RDS, in an effort to enhance the potential commercial and medical value of our SRT by addressing the most prevalent respiratory disorders affecting infants in the NICU, we are conducting several NICU therapeutic programs targeting respiratory conditions cited as some of the most significant unmet medical needs for the neonatal community. We are conducting three Phase 2 clinical trials - Surfaxin for BPD in premature infants, aerosolized SRT administered through nasal continuous positive airway pressure (nCPAP) for Neonatal Respiratory Failures, and Surfaxin for the prophylactic/early treatment of MAS in full term infants.

The Phase 2 BPD clinical trial is a double-blind, controlled trial (that will enroll up to 210 very low birth weight premature infants born at risk for developing BPD) to determine the safety and tolerability of Surfaxin administration in the first weeks of life as a therapeutic approach for the prevention of BPD. This study is designed to determine whether such treatment can decrease the proportion of infants on mechanical ventilation or oxygen or the incidence of death or BPD. The results of this trial are expected to be available in the first quarter of 2006.

We are currently conducting an open label, Phase 2, multicenter pilot study to evaluate aerosolized SRT delivered via nCPAP in premature infants. This trial will be conducted at up to four centers in the United States and will enroll approximately 20 infants with a gestational age of 28-32 weeks who are suffering from RDS. Patients will receive, in two treatment regimens, aerosolized SRT delivered via nCPAP within thirty minutes of birth. Our overall program is to begin with a pilot study to evaluate the safety and tolerability of aerosolized SRT delivered via our proprietary nCPAP technology, initially within patients who suffer from RDS followed by additional studies to include other neonatal respiratory failures within the NICU. Results of this Phase 2 pilot study are anticipated to be available in the third quarter of 2005.

We are conducting a Phase 2 clinical trial of our proprietary Surfaxin lavage in up to 60 full-term infants for use as a prophylactic or early treatment for patients who are at risk of developing MAS but have not shown symptoms of compromised respiratory function. Surfaxin is administered as a liquid bolus through an endotracheal tube as well as by our proprietary lavage (lung-wash) technique.

SRT for Critical Care and Hospital indications

In an effort to enhance the potential commercial and medical value of our SRT, we are also developing SRT to address unmet respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings. We are conducting a Phase 2 clinical trial for the treatment of ARDS in adults in the intensive care unit (ICU), for which we announced preliminary data in December 2004. Based on that data, the current ARDS Phase 2 protocol was modified to better establish the endpoint signal in key clinical outcomes in order to properly power and design a potential Phase 3 clinical trial. The modified protocol allows for increased enrollment of up to 160 patients. The remainder of the trial will be comprised of Surfaxin Dose Group B (lavage with bolus) and Standard of Care. Results of the Phase 2 trial are anticipated to be available in the first quarter of 2006.

During 2004, we completed a successful Phase 1b clinical trial intended to evaluate the tolerability and lung deposition of our precision-engineered lung surfactant, delivered as an inhaled aerosol (development name DSC-104), to treat patients with asthma and are currently preparing to initiate a follow-on Phase 2 clinical trial in the fourth quarter of 2005.

In addition, we are evaluating the development of aerosolized formulations of our precision-engineered surfactant to potentially treat ALI, COPD, rhinitis, sinusitis, sleep apnea and otitis media (inner ear infection);

(ii)
invest in and support a long-term manufacturing strategy for the production of our precision-engineered surfactant drug product including: (i) further development and scale-up of our current contract manufacturer, Laureate; (ii) corrective measures related to the observations cited by the FDA concerning Laureate’s compliance with cGMPs in connection with its review of our NDA for Surfaxin for the prevention of RDS; (iii) securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility. We anticipate that our manufacturing capabilities through Laureate, upon successful completion and implementation of our cGMP Action Plan dated January 31, 2005, should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the treatment of RDS in premature infants and all of our anticipated clinical-scale production requirements including Surfaxin for the treatment of ARDS in adults. See “Risks Related to Our Business” - “In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product which may not be readily available” and “If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products”;

(iii)
build our sales and marketing capabilities to execute the launch of Surfaxin in the U.S., if approved. We are building its own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU and, as products are developed, to expand to critical care and hospital settings. This strategic initiative, led by the anticipated launch of Surfaxin, is intended to allow us to fully control our own sales and marketing operation, establish a strong presence in the NICU, and optimize company economics;

(iv)	implement our commercialization strategy for Surfaxin in Europe and the rest of the world through corporate partnerships; and

(v)	invest in additional general and administrative resources primarily to support our business development initiatives, financial systems and controls and management information technologies.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through December 31, 2004, we had no revenues from any product sales, and have not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through December 31, 2004, we had not generated taxable income. On December 31, 2004, net operating losses available to offset future taxable income for Federal tax purposes were approximately $140,652,000. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, we have a research and development tax credit carryforward of $2,558,000. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2023.

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

We have identified below some of our more critical accounting policies and changes to accounting policies. For further discussion of our accounting policies see Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. See Item 15: “Exhibits and Financial Statement Schedules.”

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

Research and Development Costs

Research and development costs are expensed as incurred. We will continue to incur research and development costs as we continue to expand our product development activities. Our research and development costs have included, and will continue to include, expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and reviews, validation of processes and start up costs to establish commercial manufacturing capabilities. Once a product candidate is approved by the FDA, if at all, and we begin commercial manufacturing, we will no longer expense certain manufacturing costs as research and development costs for any such product.

Results of Operations

The net loss for the years ended December 31, 2004, 2003 and 2002 were $46,203,000 (or $1.00 per share), $24,280,000 (or $0.65 per share) and $17,443,000 (or $0.64 per share), respectively.

Revenue

Revenue for the years ended December 31, 2004, 2003 and 2002 were $1,209,000, $1,037,000 and $1,782,000, respectively. These revenues are primarily associated with our corporate partnerships agreement with Esteve to develop, market and sell Surfaxin in Southern Europe. Additional collaborative revenues relate to our Small Business Innovative Research (SBIR) grant to develop Surfaxin for ALI and ARDS in adults and our Orphan Products Development grant to develop Surfaxin for MAS.

The increase from 2003 to 2004 reflects revenues associated with our alliance with Esteve to develop, market and sell Surfaxin in Southern Europe. The decrease from 2002 to 2003 reflects: (i) the conclusion of our SBIR grant for research for treatments of ALI and ARDS in adults and our Orphan Products Development grant to develop Surfaxin for MAS; and (ii) the extension of the amortization period and related revenue recognition of the funding previously provided to us in connection with our strategic alliance with Esteve.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $25,793,000, $19,750,000 and $14,347,000, respectively.

The increase in research and development expenses for the years ended December 31, 2004, 2003 and 2002 primarily reflect:

(i)
manufacturing activities, including manufacturing personnel costs to support further development and scale-up of our current contract manufacturer, Laureate and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility. Also included in manufacturing activities are expenses associated with the transfer and validation of our manufacturing equipment to Laureate (completed in 2004), to support the production of clinical and commercial drug supply of Surfaxin in conformance with cGMPs. Expenses related to manufacturing activities were $7,010,000, $4,268,000 and $834,000 for the years ended December 31, 2004, 2003 and 2002, respectively;

(ii)
non-cash compensation charges associated with stock options granted to certain employees and non-employees of $832,000, $89,000, and $34,000 for the years ended December 31, 2004, 2003 and 2002, respectively;

(iii)	development and regulatory efforts for Surfaxin - primarily the Phase 3 clinical trials for Surfaxin for the prevention of RDS in premature infants;

(iv)	development activities, including drug supply, for the Phase 2 clinical trial of Surfaxin for the treatment of ARDS in adults;

(v)
investment in our clinical and regulatory capabilities to manage multiple Phase 2 and anticipated Phase 3 clinical trials for other SRT products in several geographic areas, including the United States, western and eastern Europe, and South America; and

(iv)	research and development activities of aerosolized formulations of our SRT technology.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2004, 2003 and 2002 were $13,322,000, $5,722,000 and $5,458,000, respectively. General and administrative expenses consist primarily of the costs of executive management, finance and accounting, business and commercial development, pre-launch commercial sales and marketing, legal, facility and other administrative costs.

The increase in general and administrative expenses for the years ended December 31, 2004, 2003 and 2002 primarily reflects:

(i)
commercialization activities, including building a sales and marketing senior management team, in anticipation of the launch of Surfaxin for RDS in the United States and Europe, if approved. Expenses for commercialization activities were $5,886,000, $986,000 and $1,450,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These commercialization expenses were financed by use of the secured, revolving credit facility with PharmaBio in the amounts of $2,693,000, $986,000 and $1,450,000, during the years ended December 31, 2004, 2003 and 2002, respectively. See “Liquidity and Capital Resources”;

(ii)
non-cash compensation charges associated with stock options granted to certain employees and non-employees of $432,000, $119,000, and $368,000 for the years ended December 31, 2004, 2003 and 2002, respectively;

(iii)	financial and information technology capabilities in preparation for the potential approval and launch of Surfaxin for RDS;

(iv)	corporate governance and other regulatory compliance initiatives related to the Sarbanes-Oxley Act and other recent regulatory changes concerning public companies generally; and

(v)	legal activities related to the preparation and filing of patents and other activities associated with our intellectual property in connection with the expansion of our SRT pipeline.

Corporate Partnership Restructuring Charges

In 2004, we incurred a non-cash charge of $8,126,000 related to the restructuring of our corporate partnerships with Quintiles and Esteve. There were no such charges in 2003 and 2002.

In November 2004, we reached an agreement with Quintiles to restructure our business arrangements and terminate our commercialization agreements for Surfaxin in the United States. We now have full commercialization rights for Surfaxin in the United States. Pursuant to the restructuring, Quintiles is no longer obligated to provide any commercialization services and our obligation to pay a commission on net sales in the United States of Surfaxin for the treatment of RDS and MAS to Quintiles has been terminated. See “Corporate Partnership Agreements”. In connection with obtaining full commercialization rights for Surfaxin, we issued a warrant to purchase 850,000 shares of our common stock at an exercise price equal to $7.19 per share, which resulted in a non-cash charge of $4.0 million.

In December 2004, we restructured our strategic alliance with Esteve for the development, marketing and sales of our products in Europe and Latin America. Under the revised collaboration, we have regained full commercialization rights in key European markets, Central America and South America for our SRT, including Surfaxin for RDS in premature infants and ARDS in adults. See “Corporate Partnership Agreements”. In consideration for regaining commercial rights in the restructuring, we issued to Esteve 500,000 shares of common stock for no cash consideration. We incurred a non-cash charge of $3.5 million related to the shares of common stock issued to Esteve and $0.6 million for other expenses associated with the restructuring, primarily the reversal of Esteve’s funding of research and development costs for ARDS under our prior agreement.

Other Income and (Expense)

Other income and (expense) for the years ended December 31, 2004, 2003 and 2002 were $(171,000), $155,000 and $580,000, respectively.

Interest income for the years ended December 31, 2004, 2003 and 2002 was $711,000, $452,000, and $724,000, respectively. The increase from 2003 to 2004 is primarily due to a higher average cash, cash equivalent and marketable securities balance. The decrease from 2002 to 2003 was primarily due to a reduction in interest earned on our cash, cash equivalents, and marketable securities due to a general reduction in earned market interest rates.

Interest expense and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $882,000, $297,000, and $144,000, respectively. The increase is primarily due to interest expense associated with our secured, revolving credit facility, and capital lease financing arrangements (See “Liquidity and Capital Resources”) and amortization of premiums associated with our marketable securities.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2004, we had cash, cash equivalents, restricted cash and marketable securities of $32,654,000 as compared to $29,422,000 as of December 31, 2003. The increase from December 31, 2003, is primarily due to: (i) an underwritten public offering with net proceeds of $22,795,000, resulting in the issuance of 2,200,000 shares of common stock; (ii) use of the CEFF resulting in net proceeds of $7,091,000 and the issuance of 901,742 shares of common stock; (iii) $4,321,000 received from the exercise of outstanding options and warrants; and (iv) $5,421,000 from our secured, revolving credit facility and capital lease financing arrangements. These increases were offset by approximately $35.5 million used in operating activities and purchases of equipment during the year.

Subsequent to December 31, 2004, in February 2005, we completed a registered direct offering of 5,060,000 shares of common stock. The shares were priced at $5.75 per share resulting in our receipt of gross and net proceeds equal to $29.1 million and $27.5 million, respectively.

Committed Equity Financing Facility (CEFF)

In July 2004, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75,000,000 of capital to support our future growth. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock at a discount between 6% and 10% of the volume weighted average price of our common stock and thus raise capital as required, at the time, price and in amounts deemed suitable to us. In connection with the CEFF, we issued a Class B Investor warrant to Kingsbridge to purchase up to 375,000 shares of common stock at an exercise price equal to $12.0744 per share.

In December 2004, we entered into a financing, pursuant to the CEFF, resulting in proceeds of $7,200,000 and the issuance of 901,742 shares of common stock at an average price of $7.98, after taking into account the applicable discount rate provided for by the CEFF. As of December 31, 2004, $67,800,000 remained available under the CEFF.

In connection with a registered public offering that we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen & Co. LLC (SG Cowen) pursuant to which we agreed not to access funds under the CEFF until May 26, 2005, or in an amount greater than $5 million for an additional 90-day period thereafter.

Secured, Revolving Credit Facility and Capital Lease Arrangement

Secured Credit Facility with Quintiles

We entered into a collaboration arrangement with Quintiles, in 2001, to provide certain commercialization services in the United States for Surfaxin for the treatment of RDS in premature infants and MAS in full-term infants. In connection with the commercialization agreement, Quintiles extended to us a secured, revolving credit facility of up to $8.5 to $10.0 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States as we achieve certain milestones. We were obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services provided by Quintiles. Principal amounts owed by us under the credit facility may have been repaid out of the proceeds of milestone payments to be paid to us by Quintiles upon the achievement of certain corporate milestones. Interest was payable quarterly in arrears at a rate of 8% annually. Outstanding principal was originally due on December 10, 2004; however, certain terms and conditions of the credit facility have been restructured as described immediately below.

In November 2004, we restructured our business arrangements with Quintiles and terminated the commercialization agreement for Surfaxin in the United States. By virtue of the termination of the commercialization agreements, we are no longer obligated to use funds advanced under the credit facility for services provided by Quintiles, and Quintiles is no longer obligated to make milestone payments to us. The existing secured, revolving credit facility remained available to borrow up to $8.5 million. The original maturity date of December 10, 2004, was extended until December 31, 2006. The interest rate remains 8% annually and payments are due quarterly in arrears. As of December 31, 2004, $5,929,000 was outstanding under the credit facility, including $3,493,000 used in 2004. Subsequent to December 31, 2004, in February 2005, we borrowed the remaining available funds and have an outstanding balance of $8.5 million. Outstanding principal and interest due under the credit facility are due and payable as a balloon payment on December 31, 2006.

Capital Lease Financing Arrangement with GECC

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of General Electric Capital Corporation. Under this arrangement, we purchase capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finances those purchases through this capital lease financing arrangement. The arrangement was originally for financing of up to $1,000,000 with an interest rate of 12.50% per annum. In 2003, the arrangement was expanded to provide, subject to certain conditions, up to an aggregate of $4,000,000 in financing for capital purchases with an interest rate of 9.50% per annum for all lab and manufacturing equipment and 10.50% per annum on all other equipment. In 2004, the arrangement was once again expanded to provide, subject to certain conditions, up to $6.5 million in addition to the $2.5 million outstanding at that time, for total available financing of up to $9.0 million.

Under the terms of the expanded financing arrangement, $5.0 million of the $6.5 million increase is immediately available to us with the remaining $1.5 million subject to FDA approval to market our lead product, Surfaxin, for the prevention of RDS in premature infants. The funds may be drawn down through September 2005. Laboratory and manufacturing equipment is leased over 48 months with an interest rate equal to 9.39% per annum and all other equipment is leased over 36 months with an interest rate equal to 9.63% per annum. As of December 31, 2004, we had used $3,042,000 of the financing available under the line of credit and, after giving effect to principal payments, $2,454,000 was outstanding.

Lease Agreements

We maintain facility leases for our operations in Pennsylvania and California.

We maintain our headquarters in Warrington, Pennsylvania. The facility is 39,594 square feet and serves as the main operating facility for clinical development, regulatory, sales and marketing, and administration. The lease expires in February 2010 with total aggregate payments of $4.6 million.

We also lease approximately 18,000 square feet of office and laboratory space in Doylestown, Pennsylvania. We intend to maintain a portion of the Doylestown facility for the continuation of analytical laboratory activities and sublease the remaining portions to the greatest extend possible. To the extent that subleasing is not possible, the leases will expire according to their terms. The leases expire in March 2005 and August 2005.

We lease office and laboratory space in Mountain View, California. The facility is 16,800 square feet and houses our aerosol development operations. The lease expires in June 2008 with total aggregate payments of $804,000.

Prior to the Mountain View facility, we leased office and laboratory space in Redwood City, California. The facility was approximately 5,000 square feet and housed our aerosol development operations. In December 2004, we vacated the Redwood City facility and moved to the Mountain View facility. In February 2005, the sublease agreement for the Redwood City facility was terminated.

Working Capital

We believe our current working capital, including the net proceeds from the February 2005 registered direct public offering, is sufficient to meet our planned activities into 2006, before taking into account any amounts that may be available through use of the CEFF. In connection with a registered public offering that we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to offer to sell any additional shares of our common stock until May 29, 2005 without the consent of SG Cowen, subject to certain exceptions. Pursuant to the Placement Agent Agreement, we also agreed to not access funds under the CEFF until May 26, 2005, or in an amount greater than $5 million for an additional 90-day period thereafter.

We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development. Our working capital requirements will depend upon numerous factors, including, without limitation, the progress of our research and development programs, clinical trials, timing and cost of obtaining regulatory approvals, timing and cost of sales and marketing activities, levels of resources that we devote to the development of manufacturing and marketing capabilities, technological advances, status of competitors, our ability to establish collaborative arrangements with other organizations, the ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

Historically, our working capital has been provided from the proceeds of private financings and strategic alliances:

December 2003 Shelf Registration Statement

In 2003, we filed a shelf registration statement with the SEC for the proposed offering from time to time of up to an aggregate 6,500,000 shares of our common stock. In February 2005, we amended the original shelf registration statement, increasing the shares available by 1,468,592 shares.

In April 2004, we completed an underwritten registered direct public offering of 2,200,000 million shares of common stock priced at $11.00 per share pursuant to the shelf registration statement, resulting in gross and net proceeds of $24.2 million and $22.8 million, respectively. As of December 31, 2004, we had 4,300,000 shares reserved for issuance under the shelf registration statement which does not take into account the amendment thereto that we filed in February 2005

In February 2005, we completed a registered direct public offering of 5,060,000 shares of our common stock. The shares were priced at $5.75 per share resulting in our receipt of gross and net proceeds equal to $29.1 million and $27.5 million, respectively. There are currently 708,592 shares reserved for potential future issuance under the shelf registration statement, as amended.

Committed Equity Financing Facility (CEFF)

In December 2004, we entered into a financing pursuant to the CEFF resulting in proceeds of $7.2 million from the issuance of 901,742 shares at an average price of $7.98, after taking into account the applicable discount rate provided for by the CEFF. Currently, there is up to $67.8 million available under the CEFF, subject to the conditions and limitations thereof and the terms of the Placement Agent Agreement with SG Cowen.

Other Financing Transactions

In June and July 2003, our common stock attained certain price performance thresholds on the Nasdaq SmallCap Market that permitted us to redeem (and thereby effectively compel the exercise thereof) three of our outstanding classes of warrants which represented, in aggregate, the right to purchase approximately 3.6 million shares of common stock. Such warrants (i.e., the Class I, Class F and Class C warrants) were previously issued by us in connection with certain private placement financings that occurred in November 2002, October 2001, and April 1999, respectively. These warrants were exercised, in accordance with their respective terms, either cashlessly or for cash, resulting in the issuance to the holders of approximately 3.3 million shares of common stock and our receipt of aggregate cash proceeds of $6.1 million.

In June 2003, we completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $26,100,000. We issued 4,997,882 shares of common stock and 999,577 Class A Investor Warrants to purchase shares of common stock at an exercise price equal to $6.875 per share. The Class A Investor Warrants have a seven-year term.

In November 2002, we received approximately $11.9 million in net proceeds from the sale of 6,397,517 shares of Common Stock and 2,878,883 Class I Warrants to purchase shares of Common Stock at an exercise price of $2.425 per share. In connection with this private placement, the placement agent received fees of approximately $766,000. The Class I Warrants had a five-year term and we were entitled to redeem the Class I Warrants upon the attainment of certain price performance thresholds of the common stock. In June 2003, the price performance criteria was met and all of the Class I Warrants were redeemed, resulting in 2,506,117 shares issued and proceeds of approximately $4.3 million.

We will require substantial additional funding to conduct our business, including our expanded research and product development activities. Based on our current operating plan, we believe that our currently available resources, including amounts that may be available under our revolving credit facility with PharmaBio, our CEFF with Kingsbridge and our capital lease financing arrangement with General Electric Capital Corporation, will be adequate to satisfy our capital needs into 2006. Our future capital requirements will depend on the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our revolving credit facility with PharmaBio, our CEFF with Kingsbridge and our capital lease financing arrangement with General Electric Capital Corporation, we have not entered into any additional arrangements to obtain additional financing. The sale of additional equity and debt securities may result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of our common stock on the NASDAQ National Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See “Risks Related to Our Business - “We will need additional capital, and our ability to continue all of our existing planned research and development activities is uncertain. Any additional financing could result in equity dilution”; “ - The market price of our stock may be adversely affected by market volatility”; and “ - A substantial number of our securities are eligible for future sale and this could affect the market price for our stock and our ability to raise capital.”

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Payments due under contractual obligations at December 31, 2004 are as follows:

(Dollars in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total

Credit facility with corporate partner (1)	$—	$5,929	$—	$—	$—	$—	$5,929
Capital lease obligations (1)	1,073	886	747	225	—	—	2,931
Operating lease obligations (2)	1,214	1,161	1,193	1,078	957	160	5,763
Purchase obligations (3)	4,947	—	—	—	—	—	4,947
Employment agreements (3)	2,203	—	—			—	2,203

Total	$9,437	$7,976	$1,940	$1,303	$957	$160	$21,773

(1)	See Item 7: “Management’s Discussion and Analysis of Financial Condition and Operations - Liquidity and Capital Resources - Secured Revolving Credit Facility and Capital Lease Arrangement”.
(2)	See Item 7: “Management’s Discussion and Analysis of Financial Condition and Operations - Liquidity and Capital Resources - Lease Agreements”.
(3)	See discussion below.

Our purchase obligations include commitments entered in the ordinary course of business, primarily commitments to purchase manufacturing equipment and services for the enhancement of our manufacturing capabilities for Surfaxin and sales and marketing services related to the potential launch of Surfaxin in the United States.

Employment Agreements

On December 31, 2004, we had employment agreements with eight officers providing for an aggregate annual salary of $2,203,000. The agreements expire in December 2005. However, commencing on January 1, 2006, and on each January 1st thereafter, the term of each agreement shall automatically be extended for one additional year, unless at least 90 days prior to such January 1st date, either we or the respective officer that is a party thereto shall have given notice that any such extension is not desired. All of the foregoing agreements provide for the issuance of annual bonuses and the granting of options subject to approval by the Board of Directors. In addition, the employment agreements contain severance arrangements providing for, in certain circumstances, cash payments, equity benefits and the continuation of certain other employee benefits.

In addition to the contractual obligations above, we have certain milestone payment obligations, aggregating $2,500,000, and royalty payment obligations to Ortho Pharmaceutical, Inc. related to our product licenses. To date, we have paid $450,000 with respect to such milestones.

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

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of December 31, 2004, we have an accumulated deficit of approximately $143 million and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our precision-engineered surfactant platform technology is based on the scientific rationale of SRT to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. Recently, we completed and filed an NDA with the FDA and an MAA with the EMEA based on results from a pivotal Phase 3 clinical trial and supportive Phase 3 clinical trial with our lead product, Surfaxin, for the prevention of RDS in premature infants. In addition, we are conducting a Phase 2 clinical trial for the treatment of ARDS in adults and a Phase 2 trial for the prevention of MAS in full-term infants. We are preparing for the initiation of a Phase 2 clinical trial using aerosolized SRT via nCPAP to potentially treat premature infants in the NICU suffering from neonatal respiratory failures, a Phase 2 clinical trial using Surfaxin for the prevention of BPD, and a Phase 2 trial using DSC-104 to treat patients with moderate to severe asthma.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials. The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

—	the number of clinical sites;
—	the size of the patient population;
—	the proximity of patients to the clinical sites;
—	the eligibility criteria for the study;
—	the existence of competing clinical trials; and
—	the existence of alternative available products.

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

In January 2005, the FDA issued an inspection report (Form FDA-483) to Laureate, citing certain observations concerning Laureate’s compliance with current cGMPs in connection with the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. In response, a cGMP Action Plan was submitted to the FDA on January 31, 2005, outlining corrective measures anticipated to be completed by July 2005. Assuming the adequacy of such corrective actions and the approval of our NDA for Surfaxin, we anticipate that the commercial launch of Surfaxin will occur in the fourth quarter of 2005. We anticipate that our manufacturing capabilities through Laureate, upon successful completion and implementation of our Action Plan should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the treatment of RDS in premature infants and our other Surfactant Replacement Therapies for our planned clinical trials. If the FDA does not accept the cGMP Action Plan, or we or Laureate do not adequately address the initiatives set forth therein, the FDA may delay its approval of our NDA for Surfaxin or reject our NDA. Any delay in the approval of the NDA, or the rejection thereof, will have a material adverse effect on our business.

Laureate or other outside manufacturers may not be able to (i) produce our drug substance or drug product to appropriate standards for use in clinical studies, (ii) comply with remediation activities set forth in the cGMP Action Plan (iii) perform under any definitive manufacturing agreements with us or (iv) remain in the contract manufacturing business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing relationships, we may fail to find a replacement manufacturer or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

The FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs or similar requirements that the FDA or corresponding foreign regulators establish. Contract manufacturers may face manufacturing or quality control problems causing product production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA’s cGMP requirements, or those of comparable foreign regulatory authorities, necessary to continue manufacturing our drug substance. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products. See also “Risks Related to Our Business - In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product, which may not be readily available.”

In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product, which may not be readily available.

To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We rely on third party contract manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical trials of our products. Laureate, our contract manufacturer, may not be able to produce Surfaxin to appropriate standards for use in clinical studies. Manufacturing or quality control problems have already and may again occur at Laureate or our other contract manufacturers, causing production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA’s cGMP requirements necessary to continue manufacturing our ingredients or drug product. If any such suppliers or manufacturers of our products fail to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements, it could adversely affect our clinical research activities and our ability to market and develop our products. See also “Risks Related to Our Business - If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products.”

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

We have not entered into arrangements to obtain any additional financing, except for the CEFF with Kingsbridge, our revolving credit facility with PharmaBio and our capital equipment lease financing arrangement with GECC. In connection with a registered public offering that we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to offer to sell any additional shares of our common stock until May 29, 2005 without the consent of SG Cowen, subject to certain exceptions. Pursuant to the Placement Agent Agreement, we also agreed to not access funds under the CEFF until May 26, 2005, or in an amount greater than $5 million for an additional 90-day period thereafter. Any additional financing could include unattractive terms or result in significant dilution of stockholders’ interests and share prices may decline. If we fail to enter into collaborative ventures or to receive additional funding, we may have to delay, scale back or discontinue certain of our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. If we are unable to raise required capital, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. See “Risks Related to Our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders”.

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

There are 14,473,000 shares of our common stock that are reserved for issuance under the CEFF arrangement with Kingsbridge, 375,000 of which are issuable under the warrant we granted to Kingsbridge. The issuance of shares of our common stock under the CEFF and upon exercise of the warrant will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the CEFF, we will issue shares of our common stock to Kingsbridge at a discount of between 6% and 10% of the daily volume weighted average price of our common stock during a specified period of trading days after we access the CEFF. Issuing shares at a discount will further dilute the interests of other stockholders.

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

We may not be able to meet the conditions we are required to meet under CEFF and we may not be able to access any portion of the remaining $67.8 million available under the CEFF. In addition, we are dependent upon the financial ability of Kingsbridge to fund the CEFF. Any failure by Kingsbridge to perform its obligations under the CEFF could have a material adverse effect upon us.

The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain.

In order to sell Surfaxin and our other products that are under development, we must receive regulatory approvals for each product. The FDA and comparable agencies in foreign countries extensively and rigorously regulate the testing, manufacture, distribution, advertising, pricing and marketing of drug products like our products. This approval process includes preclinical studies and clinical trials of each pharmaceutical compound to establish the safety and effectiveness of each product and the confirmation by the FDA and comparable agencies in foreign countries that the manufacturer of the product maintains good laboratory and manufacturing practices during testing and manufacturing. Although we are involved in certain late-stage clinical trials, pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials or in preliminary findings for such clinical trials. Further, even if favorable testing data is generated by clinical trials of drug products, the FDA or EMEA may not accept or approve an NDA or MAA filed by a pharmaceutical or biotechnology company for such drug product. On April 13, 2004, we filed an NDA for Surfaxin for the prevention of RDS in premature infants. The FDA accepted the NDA filing and in February 2005 we received an Approvable Letter from the FDA with respect to our NDA. The Approvable Letter contains conditions that we must meet prior to obtaining final U.S. marketing approval for Surfaxin. The conditions that we must meet primarily involve finalizing labeling and correcting previously reported manufacturing issues, however, the FDA might still reject the NDA. We have also submitted an MAA with the EMEA for clearance to market Surfaxin for the prevention and treatment of RDS in premature infants. The EMEA has validated the MAA indicating that the application is complete and that the review process has begun. However, the EMEA may not complete the review or may reject the MAA.

The approval process is lengthy, expensive and uncertain. It is also possible that the FDA or comparable foreign regulatory authorities could interrupt, delay or halt any one or more of our clinical trials for any of our product candidates. If we, or any regulatory authorities, believe that trial participants face unacceptable health risks, any one or more of our trials could be suspended or terminated. We also may not reach agreement with the FDA and/or comparable foreign agencies on the design of any one or more of the clinical studies necessary for approval. Conditions imposed by the FDA and comparable agencies in foreign countries on our clinical trials could significantly increase the time required for completion of such clinical trials and the costs of conducting the clinical trials. Data obtained from clinical trials are susceptible to varying interpretations which may delay, limit or prevent regulatory approval.

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

Clinical trials generally take two to five years or more to complete, and, accordingly, our first product is not expected to be commercially available in the United States until at least the first quarter of 2006, and our other product candidates will take longer. The FDA has notified us that two of our intended indications for our precision-engineered surfactant-based therapy, MAS in full-term infants and ARDS in adults, have been granted designation as “fast-track” products under provisions of the Food and Drug Administration Modernization Act of 1997. The FDA has also granted us Orphan Drug Designation for three of our intended indications for Surfaxin: ARDS in adults; RDS in infants; and MAS in full-term infants. To support our development of Surfaxin for the treatment of MAS, the FDA has awarded us an Orphan Products Development Grant. Fast-Track Status does not accelerate the clinical trials nor does it mean that the regulatory requirements are less stringent. The Fast-Track Status provisions are designed to expedite the FDA’s review of new drugs intended to treat serious or life-threatening conditions. The FDA generally will review the New Drug Application for a drug granted Fast-Track Status within six months instead of the typical one to three years.

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

Our strategy for the completion of the required development and clinical testing of our products and for the manufacturing, marketing and commercialization of our products, in many cases, depends upon entering into collaboration arrangements with pharmaceutical companies to market, commercialize and distribute our products. We have a collaboration arrangement with Esteve for Surfaxin and certain other of our product candidates that is focused on key Southern European markets. Esteve will be responsible for the marketing of Surfaxin for the prevention/treatment of RDS in premature infants, MAS in full-term infants and ALI/ARDS in adults. Esteve will also be responsible for the sponsorship of certain clinical trial costs related to obtaining EMEA approval for commercialization of Surfaxin in Europe for the indications of ALI/ARDS. We will be responsible for the remainder of the regulatory activities relating to Surfaxin, including with respect to EMEA filings.

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

We seek patent protection for our drug candidates so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend in part on our ability and that of parties from whom we license technology to:

—	defend our patents and otherwise prevent others from infringing on our proprietary rights;
—	protect trade secrets; and
—	operate without infringing upon the proprietary rights of others, both in the United States and in other countries.

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

Finally, we may be required to obtain licenses to patents or other proprietary rights of third parties in connection with the development and use of our products and technologies. Licenses required under any such patents or proprietary rights might not be made available on terms acceptable to us, if at all.

We rely on confidentiality agreements that could be breached and may be difficult to enforce.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our consultants, advisors and research collaborators, to the extent that they apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we will rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

—	they will breach these agreements;
—	any agreements we obtain will not provide adequate remedies for the applicable type of breach or that our trade secrets or proprietary know-how will otherwise become known or competitors will independently develop similar technology; and
—	our competitors will independently discover our proprietary information and trade secrets.

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

We currently have a limited sales and marketing team and we plan to further develop our marketing and sales team as we expect to rely primarily on such team to market Surfaxin in the United States, if Surfaxin is approved by the FDA. Recruiting, training and retaining qualified sales personnel is therefore critical to our success. Competition for skilled personnel is intense, and we may be unable to attract and retain a sufficient number of qualified individuals to successfully launch Surfaxin. Additionally, we may not be able to provide adequate incentive to our sales force. Accordingly, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for Surfaxin or our other product candidates.

Developing a marketing and sales team to market and sell products is a difficult, significantly expensive and time-consuming process. We have no prior experience developing a marketing and sales team and may be unsuccessful in our attempt to do so. If we are unable to develop an internal sales and marketing operation, we may not be able to increase market awareness and sell our products.

Establishing the expertise necessary to successfully market and sell Surfaxin, or any other product, will require a substantial capital investment. We expect to incur significant expenses in developing our marketing and sales team. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract. Accordingly, we may not have sufficient funds to successfully commercialize Surfaxin or any other potential product in the United States or elsewhere.

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

If we fail to establish marketing and sales capabilities or fail to enter into arrangements with third parties in a timely manner or if they fail to perform, it could adversely affect sales of our products. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties. If we are unable to successfully motivate and expand our marketing and sales force and further develop our sales and marketing capabilities, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing the sales of our products.

We may be unable to either establish marketing and sales capabilities or enter into corporate collaborations necessary to successfully commercialize Surfaxin or our other potential products.

We have limited experience in marketing or selling pharmaceutical products and have limited marketing and sales resources. To achieve commercial success for Surfaxin, or any other approved product, we must either rely upon our limited marketing and sales force and related infrastructure, or enter into arrangements with others to market and sell our products. We intend to promote Surfaxin in the United States through our own dedicated marketing and sales team. Recruiting, training and retaining qualified sales personnel is therefore critical to our success. Competition for skilled personnel is intense, and we may not be able to attract and retain a sufficient number of qualified individuals to successfully launch Surfaxin. Accordingly, we may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for Surfaxin.

In addition, establishing the expertise necessary to successfully market and sell Surfaxin, or any other product, will require a substantial capital investment. Our ability to make that investment and also execute our current operating plan and attain profitability by 2006 is dependent on numerous factors, including, as described above, partnering of clinical programs at opportune times and continued prudent fiscal management. Accordingly, we may not have the funds to successfully commercialize Surfaxin or any other potential product in the United States or elsewhere.

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

We have also announced our intention to market and sell Surfaxin outside of the United States through one or more marketing partners upon receipt of approval abroad. Although our agreement with Esteve provides for collaborative efforts in directing a global commercialization effort, we have somewhat limited influence over the decisions made by Esteve or their sublicensees or the resources they devote to the marketing and distribution of Surfaxin products in their licensed territory, and Esteve or their sublicensees may not meet their obligations in this regard. Our marketing and distribution arrangement with Esteve may not be successful, and we may not receive any revenues from it. Also, we may not be able to enter into marketing and sales agreements on acceptable terms, if at all, for Surfaxin in territories not covered by the Esteve agreement, or for any of our other product candidates.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved in our formation or have otherwise been involved with us for many years, have played integral roles in our progress and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. At December 31, 2004, we had employment agreements with eight officers expiring in December 2005. However, commencing on January 1, 2006, and on each January 1st thereafter, the term of these agreements shall automatically be extended for one additional year, unless at least 90 days prior to such January 1st date, either we or the officer shall have given notice that such party does not wish to extend the agreement. Although these employment agreements generally provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals, and the applicable noncompete provisions can be difficult and costly to monitor and enforce. Further, we do not maintain key-man life insurance.

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

Our industry is highly competitive and subject to rapid technological innovation and evolving industry standards. We compete with numerous existing companies intensely in many ways. We intend to market our products under development for the treatment of diseases for which other technologies and treatments are rapidly developing and, consequently, we expect new companies to enter our industry and that competition in the industry will increase. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than we have. In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in:

—	developing products;
—	undertaking preclinical testing and human clinical trials;
—	obtaining FDA and other regulatory approvals or products; and
—	manufacturing and marketing products.

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

Presently, there are no approved drugs that are specifically indicated for the prevention and treatment of MAS in full-term infants or ALI/ARDS in adults. Current therapy consists of general supportive care and mechanical ventilation.

Four products, three that are animal-derived and one that is a synthetic, are specifically approved for the treatment of RDS in premature infants. Exosurf® is synthetic and is marketed by GlaxoSmithKline, plc, outside the United States and contains only phospholipids (the fats normally present in the lungs) and synthetic organic detergents and no stabilizing protein or peptides. This product, however, does not contain any surfactant proteins, is not widely used and its active marketing recently has been discontinued by its manufacturer. Curosurf® is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta®, marketed by the Ross division of Abbott Laboratories, Inc., is an extract of bovine lung that contains the cow version of surfactant protein C. Forest Laboratories, Inc., markets its calf lung surfactant, Infasurf® in the United States for the treatment of RDS in premature infants. Although none of the four approved surfactants for RDS in premature infants is approved for ALI or ARDS in adults, which are significantly larger markets, there are a significant number of other potential therapies in development for these indications that are not surfactant-related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin. We believe that engineered precision-engineered surfactants such as Surfaxin will be far less expensive to produce than the animal-derived products approved for the treatment of RDS in premature infants and will have no capability of transmitting the brain-wasting bovine spongiform encephalopathy (commonly called “mad-cow disease”) or causing adverse immunological responses in young and older adults.

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

As of December 31, 2004, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 16% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock, like that of many other development stage pharmaceutical or biotechnology companies, has been and is likely to be volatile. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

—	announcements of the results of clinical trials by us or our competitors;
—	adverse reactions to products;
—	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;
—	changes in the United States or foreign regulatory policy during the period of product development;
—	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
—	announcements of technological innovations by us or our competitors;
—	announcements of new products or new contracts by us or our competitors;
—	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
—	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
—	conditions and trends in the pharmaceutical and other industries;
—	new accounting standards; and

—	the occurrence of any of the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business”.

Our common stock is listed for quotation on the NASDAQ National Market. During the 12-month period ended December, 2004, the price of our common stock has ranged from $5.75 to $13.90. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended December 31, 2004, the average daily trading volume in our common stock was approximately 505,000 shares and the average number of transactions per day was approximately 1,600. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of December 31, 2004, we had 48,434,438 shares of common stock issued and outstanding. In addition, as of December 31, 2004, up to 9,684,327 shares of our common stock were issuable upon exercise of outstanding options and warrants. In December 2003, we filed a Form S-3 shelf registration statement with the Commission for the proposed offering from time to time of up to 6,500,000 shares of common stock. In February 2005, we filed a post-effective amendment to such registration statement registering an additional 1,468,592 shares of our common stock. In February 2005 we completed a registered direct offering of 5,060,000 shares of our common stock under the two registration statements leaving 708,592 shares of our common stock available for us to sell in registered transactions under the shelf registration statement. We have no immediate plans to sell any securities under the shelf registration. However, subject to the effectiveness of the shelf registration statement, we may issue securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time. Additionally, there are 14,098,000 shares of our common stock that are reserved for issuance under the CEFF arrangement with Kingsbridge. See “Risks Related to Our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective in their design to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Management’s Report on the Company’s Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that our internal control over financial reporting is effective based on those criteria, as of December 31, 2004.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c) Changes in internal controls

There were no changes in our internal controls or other factors that could materially affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

The information required by Items 10 through 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Ethics on our Internet Website at “http://www.DiscoveryLabs.com” (this is not a hyperlink, you must visit this website through an Internet browser) under the Investor Information, Corporate Policies section. We intend to make all required disclosures on a Current Report on Form 8-K concerning any amendments to, or waivers from, our Code of Ethics with respect to our executive officers and directors. Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

DISCOVERY LABORATORIES, INC.

Date: March 16, 2005	By:	/s/ Robert J. Capetola
Robert J. Capetola, Ph.D.
President and
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ Robert J. Capetola	Robert J. Capetola, Ph.D. President and Chief Executive Officer	March 16, 2005

/s/ John G. Cooper	John G. Cooper Senior Vice President and Chief Financial Officer	March 16, 2005

/s/ Kathleen A. McGowan	Kathleen A. McGowan Controller (Principal Accounting Officer)	March 16, 2005

/s/ Herbert H. McDade, Jr.	Herbert H. McDade, Jr. Chairman of the Board of Directors	March 16, 2005

/s/ Marvin E. Rosenthale, Ph.D.	Marvin E. Rosenthale, Ph.D. Director	March 16, 2005

/s/ Max E. Link, Ph.D.	Max E. Link, Ph.D. Director	March 16, 2005

/s/ Antonio Esteve, Ph.D.	Antonio Esteve, Ph.D. Director	March 16, 2005

/s/ W. Thomas Amick	W. Thomas Amick Director	March 16, 2005

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report. All management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Discovery, dated September 18, 2002.	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

3.2	Amended and Restated By-laws of Discovery.	Incorporated by reference to Exhibit 3.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 15, 2004.

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.4	Certificate of Amendment to the Certificate of Incorporation of Discovery, dated as of May 28, 2004.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

4.1	Form of Class E Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on March 29, 2000.

4.2	Form of Unit Purchase Option issued to Paramount Capital, Inc.	Incorporated by reference to Exhibit 4.4 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000.

4.3	Class G Warrant issued to PharmaBio Development Inc., dated as of December 10, 2001.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 19, 2001.

Exhibit No.	Description	Method of Filing

4.4	Class H Warrant issued to PharmaBio Development Inc., dated as of December 10, 2001.	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 19, 2001.

4.5	$284,657.37 Promissory Note, dated December 27, 2002, issued to General Electric Capital Corporation.	Incorporated by reference to Exhibit 4.9 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

4.6	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.7	Class B Investor Warrant issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.9	$8,500,000 Amended and Restated Promissory Note, amended and restated as of November 3, 2004, by and between Discovery and PharmaBio Development Inc.	Incorporated by reference to Exhibit 4.2 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

4.10	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

10.1	Form of Registration Rights Agreement between Discovery, Johnson & Johnson Development Corporation and The Scripps Research Institute.	Incorporated by reference to Exhibit F to Exhibit 2.1 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the SEC on March 31, 1998.

10.2+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Discovery’s Registration Statement on Form SB-2, as filed with the SEC on January 7, 1997 (File No. 333-19375).

Exhibit No.	Description	Method of Filing

10.3	*Restated 1993 Stock Option Plan of Discovery.	Incorporated by reference to Discovery’s Registration Statement on Form SB-2 (File No. 33-92-886).

10.4	*1995 Stock Option Plan of Discovery.	Incorporated by reference to Discovery’s Registration Statement on Form SB-2 (File No. 33-92-886).

10.5	*Amended and Restated 1998 Stock Incentive Plan of Discovery (amended as of May 11, 2004).	Incorporated by reference to Exhibit 4.1 to Discovery’s Registration Statement on Form S-8, as filed with the SEC on June 8, 2004 (File No. 333-116268).

10.6	Registration Rights Agreement, dated June 16, 1998, among Discovery, Johnson & Johnson Development Corporation and The Scripps Research Institute.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the SEC on April 9, 1999.

10.7	Stock Exchange Agreement, dated June 16, 1998, between Discovery and Johnson & Johnson Development Corporation.	Incorporated by reference to Exhibit 10.29 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the SEC on April 9, 1999.

10.8	Form of Proprietary Information and Inventions, Non-Solicitation and Non Competition Agreement.	Incorporated by reference to Exhibit 10.50 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the SEC on April 9, 1999.

10.9*	Form of Notice of Grant of Stock Option under the 1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the SEC on November 17, 1999.

10.10+	Research Funding and Option Agreement, dated March 1, 2000, between The Scripps Research Institute and Discovery.	Incorporated by reference to Exhibit 10.55 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the SEC on March 31, 2000.

Exhibit No.	Description	Method of Filing

10.11	Master Security Agreement, dated as of December 23, 2002, between General Electric Capital Corporation and Discovery.	Incorporated by reference to Exhibit 10.32 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

10.12	Amendment, dated as of December 23, 2002, to the Master Security Agreement between General Electric Capital Corporation and Discovery.	Incorporated by reference to Exhibit 10.33 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

10.13+	Technology Transfer and Manufacturing Agreement dated as of October 3, 2003, between Discovery and Laureate Pharma, L.P. (now Laureate Pharma, Inc.).	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 22, 2003.

10.14	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 2.4 to Discovery’s Form 8-A12G, as filed with the SEC on February 6, 2004.

10.15	Common Stock Purchase Agreement, dated as of July 7, 2004, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2004.

10.16	Registration Rights Agreement, dated as of July 7, 2004, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2004.

10.17	Agreement, dated as of November 3, 2004, by and between Discovery, Quintiles Transnational Corp. and PharmaBio Development Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.18	Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of November 3, 2004, by and between Discovery and PharmaBio Development Inc.	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

Exhibit No.	Description	Method of Filing

10.19	Amended and Restated Security Agreement, dated as of December 10, 2001, amended and restated as of November 3, 2004, by and between Discovery and PharmaBio Development Inc.	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

10.21	Employment Agreement, dated as of January 1, 2004, between Discovery and Robert J. Capetola, Ph.D.	Filed herewith.

10.22	Employment Agreement, dated as of January 1, 2004, between Discovery and John G. Cooper.	Filed herewith.

10.23	Employment Agreement, dated as of January 1, 2004, between Discovery and David L. Lopez, Esq., CPA.	Filed herewith.

10.24	Employment Agreement, dated as of May 24, 2004, between Discovery and Mark Osterman.	Filed herewith.

10.25	Employment Agreement, dated as of January 1, 2004, between Discovery and Christopher J. Schaber, Ph.D.	Filed herewith.

10.26	Employment Agreement, dated as of January 1, 2004, between Discovery and Robert Segal, M.D.	Filed herewith.

10.27	Employment Agreement, dated as of January 1, 2004, between Discovery and Deni M. Zodda, Ph.D.	Filed herewith.

10.28+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Discovery and Laboratorios Del Dr. Esteve, S.A.	Filed herewith.

Exhibit No.	Description	Method of Filing

10.29+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery and Laboratorios Del Dr. Esteve, S.A.	Filed herewith.

21.1	Subsidiaries of Discovery.	Incorporated by reference to Exhibit 21.1 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the SEC on March 31, 1998.

23.1	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

+	Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted and filed separately with the Commission.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Discovery Laboratories, Inc.
Warrington, Pennsylvania

We have audited the accompanying consolidated balance sheets of Discovery Laboratories, Inc. and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania

March 11, 2005

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Discovery Laboratories, Inc.
Warrington, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on the Company’s Internal Control over Financial Reporting, that Discovery Laboratories, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 11, 2005

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$29,264,000	$29,422,000
Restricted cash	646,000	—
Available-for-sale marketable securities	2,744,000	—
Note receivable, current portion	3,000	3,000
Prepaid expenses and other current assets	685,000	665,000
Total Current Assets	33,342,000	30,090,000

Property and equipment, net of accumulated depreciation	4,063,000	2,414,000
Note receivable, non-current portion	190,000	192,000
Other assets	42,000	19,000
Total Assets	$37,637,000	$32,715,000
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,969,000	$4,210,000
Credit facility, current portion	—	2,436,000
Capitalized leases, current portion	854,000	383,000
Total Current Liabilities	8,823,000	7,029,000

Deferred revenue	134,000	672,000
Credit facility, non-current portion	5,929,000	—
Capitalized leases, non-current portion	1,654,000	711,000
Total Liabilities	16,540,000	8,412,000

Shareholders' Equity:
Common stock, $.001 par value; 80,000,000 authorized; 48,434,438 and 42,491,438 issued and outstanding at December 31, 2004 and December 31, 2003, respectively	49,000	43,000
Additional paid-in capital	167,627,000	122,409,000
Unearned portion of compensatory stock options	(461,000)	(2,000)
Accumulated deficit	(143,061,000)	(96,858,000)
Treasury stock (at cost; 313,383 and 167,179 shares of common stock at December 31, 2004 and 2003, respectively)	(3,054,000)	(1,289,000)
Accumulated other comprehensive income	(3,000)	—
Total Shareholders' Equity	21,097,000	24,303,000
Total Liabilities & Shareholders’ Equity	$37,637,000	$32,715,000

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002

Revenues:

Contracts, licensing, milestones and grants	$1,209,000	$1,037,000	$1,782,000
Expenses:

Research & development	25,793,000	19,750,000	14,347,000
General & administrative	13,322,000	5,722,000	5,458,000
Corporate partnership restructuring charges	8,126,000	—	—
Total expenses	47,241,000	25,472,000	19,805,000
Operating Loss	(46,032,000)	(24,435,000)	(18,023,000)

Other income and expenses:
Interest income, dividends, realized gains, and other income	711,000	452,000	724,000
Interest expense	(882,000)	(297,000)	(144,000)
Other (expense) / income, net	(171,000)	155,000	580,000

Net Loss	$(46,203,000)	$(24,280,000)	$(17,443,000)
Net loss per common share - basic and diluted	$(1.00)	$(0.65)	$(0.64)
Weighted average number of common shares outstanding - basic and diluted	46,178,981	37,426,034	27,350,835

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
For Years Ended December 31, 2004, 2003, and 2002

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Unearned Portion of Compensatory Stock Options	Accumulated Deficit	Shares	Amount	Accumulated Other Comprehensive (Loss)	Total
Balance - January 1, 2002	25,546,293	$26,000	$73,163,000	$(264,000)	$(55,135,000)	(38,243)	$(239,000)	$72,000	$17,623,000
Comprehensive loss:
Net loss					(17,443,000)				(17,443,000)
Other comprehensive loss - unrealized loss on marketable securities available-for-sale								105,000	105,000
Total comprehensive loss									(17,338,000)
Issuance of common stock, stock option exercises	77,925		60,000						60,000
Issuance of common stock, payment for services	6,086		26,000						26,000
Compensation charge on modification of options			171,000						171,000
Compensation charge on vesting of options and warrants			63,000	169,000					232,000
Issuance of common stock, March 2002 private financing	821,862		2,666,000						2,666,000
Private financing expenses			(5,000)						(5,000)
Issuance of common stock, November 2002 private financing	6,397,517	7,000	11,937,000						11,944,000
Change in value of Class H warrants			(618,000)						(618,000)
Issuance of common stock, warrant exercises	6,843
Balance - December 31, 2002	32,856,526	33,000	87,463,000	(95,000)	(72,578,000)	(38,243)	(239,000)	177,000	14,761,000
Comprehensive loss:
Net loss					(24,280,000)				(24,280,000)
Other comprehensive loss - unrealized gain on marketable securities available-for-sale								(177, 000)	(177,000)
Total comprehensive loss									(24,457,000)
Issuance of common stock, stock option exercises	993,001	1,000	1,940,000						1,941,000
Issuance of common stock, warrant exercises	3,789,875	4,000	6,846,000						6,850,000
Compensatory stock options and warrants granted/earned			20,000	(17,000)					3,000
Compensation charge on modification of options				75,000					75,000
Compensation charge on vesting of options and warrants			79,000	25,000					104,000
Earned portion of compensatory stock options				10,000					10,000
Issuance of common stock, June 2003 private financing	4,997,882	5,000	25,925,000						25,930,000
Issuance of common stock, 401k employer match	21,333		86,000						86,000
Change in value of Class H warrants			50,000						50,000
Shares tendered for exercise of stock options						(128,936)	(1,050,000)		(1,050,000)
Balance - December 31, 2003	42,658,617	43,000	122,409,000	(2,000)	(96,858,000)	(167,179)	(1,289,000)	__	24,303,000
Comprehensive loss:
Net loss					(46,203,000)				(46,203,000)
Other comprehensive loss - unrealized gain on marketable securities available-for-sale								(3,000)	(3,000)
Total comprehensive loss									(46,206,000)
Issuance of common stock, stock option exercises	1,271,493	1,000	2,500,000						2,501,000
Issuance of common stock, warrant exercises	1,193,405	1,000	1,819,000						1,820,000
Issuance of common stock, 401(k) employer match	22,564		196,000						196,000
Expense related to stock options			1,723,000	(459,000)					1,264,000
Issuance of common stock, April 2004 financing	2,200,000	2,000	22,793,000						22,795,000
Issuance of warrants, October 2004 Quintiles restructuring			3,978,000						3,978,000
Issuance of common stock, December 2004 Esteve restructuring	500,000	1,000	3,465,000						3,466,000
Issuance of common stock, December 2004 draw on CEFF	901,742	1,000	7,090,000						7,091,000
Financing expenses			(63,000)						(63,000)
Change in value of Class H warrants			(48,000)						(48,000)
Shares tendered for exercise of stock options			1,765,000			(146,204)	(1,765,000)		—
Balance - December 31, 2004	48,747,821	$49,000	$167,627,000	$(461,000)	$(143,061,000)	$(313,383)	(3,054,000)	$(3,000)	$21,097,000

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002
Cash flow from operating activities:
Net loss	$(46,203,000)	$(24,280,000)	$(17,443,000)
Adjustments to reconcile net loss to net cash used In operating activities:
Depreciation and amortization	816,000	416,000	285,000
Realized (gains) losses on marketable securities	—	(114,000)	(174,000)
Non-cash charge for issuance of common stock and warrants related to corporate partnership restructurings	7,443,000	—	—
Non-cash stock compensation expense	1,264,000	192,000	403,000
Stock issued for 401(k) match	196,000	86,000	—
Expenses paid using treasury stock and Common Stock	—	—	26,000
Loss on disposal of fixed assets	12,000	—	—
Changes in:
Prepaid expenses, inventory and other current assets	(68,000)	(340,000)	1,255,000
Accounts payable and accrued expenses	3,759,000	1,197,000	1,263,000
Other assets	(23,000)	103,000	(40,000)
Proceeds from research and development collaborative agreements	—	—	1,833,000
Amortization of deferred revenue	(538,000)	(721,000)	(1,055,000)
Net cash used in operating activities	(33,342,000)	(23,461,000)	(13,647,000)

Cash flow from investing activities:
Purchase of property and equipment	(2,207,000)	(1,514,000)	(661,000)
Restricted cash	(646,000)	—	—
Related party loan payments received	2,000	2,000	2,000
Purchase of marketable securities	(18,483,000)	(284,000)	(8,569,000)
Proceeds from sale or maturity of marketable securities	15,465,000	10,873,000	11,134,000
Net cash (used in) / provided by investing activities	(5,869,000)	9,077,000	1,906,000

Cash flow from financing activities:
Proceeds from issuance of securities, net of expenses	35,911,000	34,721,000	14,665,000
Proceeds from use of credit facility	3,493,000	986,000	1,450,000
Purchase of treasury stock	(1,765,000)	(1,050,000)	—
Equipment subsequently financed through capital lease	1,928,000	908,000	434,000
Principal payments under capital lease obligation	(514,000)	(259,000)	(66,000)
Net cash provided by financing activities	39,053,000	35,305,000	16,483,000
Net (decrease) / increase in cash and cash equivalents	(158,000)	20,922,000	4,742,000
Cash and cash equivalents - beginning of year	29,422,000	8,500,000	3,758,000
Cash and cash equivalents - end of year	$29,264,000	$29,422,000	$8,500,000

Supplementary disclosure of cash flows information:
Interest Paid	$186,000	$167,000	$88,000
Noncash transactions:
Class H warrants issued/revalued	$(48,000)	$50,000	$(618,000)
Unrealized gain / (loss) on marketable securities	(3,000)	(177,000)	105,000

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 1 - The Company and Basis of Presentation

Discovery Laboratories, Inc. (the “Company”) is a biopharmaceutical company developing its proprietary surfactant technology as Surfactant Replacement Therapies (SRT) for respiratory diseases. Surfactants are produced naturally in the lungs and are essential for breathing. The Company’s technology produces a precision-engineered surfactant that is designed to closely mimic the essential properties of natural human lung surfactant. The Company believes that through its technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the neonatal intensive care unit, critical care unit and other hospital settings, where there are few or no approved therapies available.

The Company has received an Approvable Letter from the FDA for Surfaxin®, the Company’s lead product, for the prevention of Respiratory Distress Syndrome (RDS) in premature infants, and has filed a Marketing Authorization Application with the EMEA for clearance to market Surfaxin in Europe. The Company is also conducting various clinical programs to address Acute Respiratory Distress Syndrome (ARDS) in adults, Bronchopulmonary Dysplasia (BPD) in premature infants, Neonatal Respiratory Disorders in premature infants, severe asthma in adults, and Meconium Aspiration Syndrome (MAS) in full-term infants.

Management’s Plans and Financings

The Company has incurred substantial losses since inception. The Company funds its operations primarily through the issuance of equity and through strategic alliances. The Company expects to continue to expend substantial amounts for continued product research, development and commercialization activities for the foreseeable future. Management plans to fund its research, development and commercialization activities with the issuance of additional equity and entering into strategic alliances, if possible, that will provide funding for operations, including increased commercialization efforts this year. Continuation of the Company is dependent on its ability to obtain additional financing and, ultimately, on its ability to achieve profitable operations. There is no assurance, however, that such financing will be available or that the Company's efforts ultimately will be successful.

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

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

Long-lived assets

Under Statement of Financial Accounting Standards (SFAS) No. 144, the Company is required to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure any impairment loss as the difference between the carrying amount and the fair value of the asset. No impairment was recorded during the years ended December 31, 2004, 2003 and 2002, as management of the Company believes the sum of its future undiscounted cash flows will exceed the carrying amount of the assets.

Research and development

Research and development costs are charged to operations as incurred.

Revenue recognition - research and development collaborative agreements

The Company received nonrefundable fees from companies under license, sublicense, collaboration and research funding agreements. The Company initially records such funds as deferred revenue and recognizes research and development collaborative contract revenue when the amounts are earned, which occurs over a number of years as the Company performs research and development activities. See Note 8 - Corporate Partnerships Agreements for a detailed description of the Company’s revenue recognition methodology under these agreements.

Additionally, the Company has been awarded grants from certain third party organizations to help fund research for the drugs that the Company is currently developing. Once research and development expenditures qualifying under the grant are incurred, grant reports are periodically completed and submitted to the granting agency for review. If approved, the granting agency remits payment to the Company, which is recorded as revenue upon receipt.

 DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Stock-based compensation

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying Common Stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 148 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 148, the pro forma net loss for the years ended December 31, 2004, 2003, and 2002 would have been as follows:

	Years Ended December 31,
	2004	2003	2002

Net Loss as reported	$(46,203,000)	$(24,280,000)	$(17,443,000)
Additional stock-based employee compensation	$(3,996,000)	$(3,738,000)	$(2,264,000)
Pro forma net loss	$(50,199,000)	$(28,018,000)	$(19,707,000)

Pro forma net loss per share	$(1.09)	$(0.75)	$(0.72)

The net loss as reported on the income statement for the year ended December 31, 2004 includes compensation costs for stock-based employee compensation awards of $1,264,000. These costs include a non-cash charge of $483,000 for the modification of options held by a former member of management. These compensation costs also include a non-cash charge related to the vested portion of employee stock options granted and approved by the Company’s Board of Directors in December 2003, but were subject to subsequent shareholder approval. These employee options were granted at fair market value on the date of approval by the Board of Directors. These options were expressly subject to the requisite approval of the Company’s shareholders for an amendment to the 1998 Plan authorizing an increase in the number of shares of Common Stock issuable under the plan in an amount equal to or greater than the aggregate amount of such options. Approval was obtained at the Company’s Annual Meeting of Shareholders for 2004, at which time the fair market value of our Common Stock was greater than the fair market value on the date the options were granted. The difference in fair market value on the date of grant versus the date of subsequent shareholder approval was recorded as unearned portion of compensatory stock options and will be recognized into expense as the options vest. The Company incurred a non-cash charge of $461,000 related to the vesting of such options in 2004.

The weighted average fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected stock price volatility	81%	86%	95%
Risk-free interest rate	3.5%	2.4%	2.5%
Expected option term	3.5 years	3.5 years	3.5 years

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. See Note 14 - Recently Issued Accounting Standards

Net loss per common share

Net loss per common share is computed pursuant to the provisions of SFAS No. 128, "Earnings per Share", and is based on the weighted average number of common shares outstanding for the periods. For the years ended December 31, 2004, 2003 and 2002, 9,684,000, 8,753,000 and 4,032,000 shares of Common Stock, respectively, were potentially issuable upon the exercise of certain of the Company’s stock options and warrants and were not included in the calculation of net loss per share as the effect would be anti-dilutive.

Reclassification

Certain prior year balances have been reclassified to conform with the current presentation.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 3 - Investments

The available-for-sale marketable securities held by the Company at December 31, 2004 consisted of high-quality, corporate bonds with an aggregate cost of $2,737,000 and gross unrealized losses of $3,000 included in accumulated other comprehensive income. As of December 31, 2003, the Company did not hold marketable securities. As of December 31, 2002, the Company had marketable securities with an aggregate cost of $10,475,000 and a net unrealized holding gain of $177,000 included in accumulated other comprehensive income. All available-for-sale marketable securities have a maturity period of less than one year.

Note 4 - Restricted Cash

The Company has cash balances that are restricted as to use and discloses such amounts separately on the Balance Sheet. The primary component of Restricted Cash is a security deposit in the amount of $600,000 in the form of a letter of credit related to the lease agreement dated May 26, 2004 for the Company’s office space in Bucks County, Pennsylvania. The letter of credit is secured by cash and is included in the Balance Sheet as “Restricted Cash.” Beginning in March 2008, the security deposit and the letter of credit will be reduced to $400,000. That balance will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease in November 2009, the letter of credit will expire.

Note 5 - Note Receivable

Note receivable pertains to a $200,000, 7% per annum mortgagor’s note due from an executive of the Company. This note is secured by a mortgage agreement dated July 24, 2001. The note calls for monthly payments of principal and interest over a 360-month period. The principal balance outstanding at December 31, 2004, 2003 and 2002 was approximately $193,000, $195,000 and $197,000, respectively.

Note 6 - Property and Equipment

Property and equipment as of December 31, 2004 and 2003 was comprised of the following:

	December 31,
	2004	2003

Equipment (1)	$3,589,000	$2,217,000
Furniture	869,000	314,000
Leasehold improvements	330,000	174,000
Construction in progress	891,000	792,000

Property and equipment before accumulated depreciation	5,679,000	3,497,000
Accumulated depreciation	(1,616,000)	(1,083,000)
Net property and equipment	$4,063,000	$2,414,000

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

(1)	The equipment balance consists of (i) manufacturing equipment to produce Surfaxin for use in the Company’s clinical trials and for anticipated commercial needs; (ii) laboratory equipment for research and development activities, including aerosol development; and (iii) computers and office equipment to support the research, development, administrative and commercialization activities of the Company.

The property and equipment balance as of December 31, 2004 and 2003 includes $3,396,000 and $1,468,000, respectively, of property and equipment subject to a capital lease. The related accumulated depreciation was $546,000 and $194,000 as of December 31, 2004 and 2003, respectively.

The balance of Construction in Progress at December 31, 2003 primarily consisted of manufacturing equipment and related installation and validation costs associated with the transfer of the Company’s manufacturing capabilities to its contract manufacturer, Laureate Pharma, Inc. (“Laureate”). This project was completed in 2004 and the assets were transferred from Construction in Progress to Equipment. The balance of Construction in Progress at December 31, 2004 primarily consists of new manufacturing equipment that will ultimately serve as the Company’s back-up manufacturing capability.

In addition to the balance in Construction in Progress, the Company had additional construction purchase commitments, yet to be fulfilled, totaling $891,000 as of December 31, 2004. As of December 31, 2003, the Company had $554,000 of construction purchase commitments, yet to be fulfilled, which were subsequently fulfilled in 2004.

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $546,000, $331,000, and $252,000, respectively.

Note 7 - Secured Credit Facility and Capital Lease Financing Arrangement

Secured Credit Facility with Quintiles Transnational Corp. (“Quintiles”)

The Company entered into a collaboration arrangement with Quintiles, in 2001, to provide certain commercialization services in the United States for Surfaxin for the treatment of RDS in premature infants and MAS in full-term infants. In connection with the commercialization agreement, Quintiles extended to the Company a secured, revolving credit facility of up to $8.5 to $10.0 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States certain milestones were achieved. The Company was obligated to use a significant portion of the funds borrowed under the credit facility for pre-launch marketing services provided by Quintiles. Principal amounts owed by us under the credit facility may have been repaid out of the proceeds of milestone payments to be paid to the Company by Quintiles upon the achievement of certain corporate milestones. Interest was payable quarterly in arrears at a rate of 8% annually. Outstanding principal was due on December 10, 2004.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

In November 2004, the Company restructured its business arrangements with Quintiles and terminated the commercialization agreement for Surfaxin in the United States. The existing secured, revolving credit facility remained available to borrow up to $8.5 million. By virtue of the termination of the commercialization agreements, the Company is no longer obligated to use funds advanced under the credit facility for services provided by Quintiles, and Quintiles is no longer obligated to make milestone payments. The original maturity date of December 10, 2004, is now extended until December 31, 2006. The interest rate remains 8% annually and payments are due quarterly in arrears. As of December 31, 2004, $5,929,000 was outstanding under the credit facility, including $3,493,000 used in 2004. Subsequent to December 31, 2004, in February 2005, the Company borrowed the remaining available funds and has an outstanding balance of $8.5 million. Outstanding principal and interest due under the credit facility are due and payable as a balloon payment on December 31, 2006.

Capital Lease Financing Arrangement with General Electric Capital Corporation (GECC)

Capital lease liabilities for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Current
GECC	$828,000	$305,000
All Other	26,000	78,000
Capital Leases, Current	854,000	383,000

Long Term
GECC	1,626,000	658,000
All Other	28,000	52,000
Capital Leases, Long Term	1,654,000	711,000

Total Capital Leases	$2,508,000	$1,094,000

The Company has a capital lease financing arrangement with the Life Science and Technology Finance Division of General Electric Capital Corporation (“GECC”). Under this arrangement, the Company purchases capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finances those purchases through this capital lease financing arrangement. The arrangement originally provided for financing up to $1,000,000 with an interest rate of 12.50% per annum. In 2003, the arrangement was expanded to provide, subject to certain conditions, up to an aggregate $4,000,000 in financing for capital purchases with an interest rate of 9.50% per annum for all lab and manufacturing equipment and 10.50% per annum on all other equipment. In 2004, the arrangement was expanded again to provide, subject to certain conditions, up to $6.5 million in addition to the $2.5 million outstanding at that time, for total available financing of up to $9.0 million. Under the terms of the expanded financing arrangement, $5.0 million of the $6.5 million increase is immediately available to the Company with the remaining $1.5 million subject to FDA approval to market the Company’s lead product Surfaxin, for the prevention of RDS in premature infants. The funds may be drawn through September 2005. Laboratory and manufacturing equipment is leased over 48 months with an interest rate equal to 9.39% per annum and all other equipment is leased over 36 months with an interest rate equal to 9.63% per annum. As of December 31, 2004, the Company had used $3,042,000 of the available financing under the line of credit and, after giving effect to principal payments made by the Company, $2,454,000 was outstanding.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 8 - Corporate Partnership Agreements

Laboratorios del Dr. Esteve, S.A. (Esteve)

In 1999, the Company entered into a corporate partnership with Esteve to develop, market and sell Surfaxin in portions of Europe. In 2002, the Company significantly expanded its relationship with Esteve by entering into a new collaboration arrangement, which superseded the 1999 agreement, and expanded the territory covered by those original agreements to all of Europe, Central and South America, and Mexico. Esteve was obligated to provide certain commercialization services for Surfaxin for the treatment of RDS in premature infants, MAS in full-term infants and ARDS in adult patients. The Company’s exclusive supply agreement with Esteve provided that Esteve would purchase all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for ARDS and make certain milestone payments to the Company upon the attainment of European marketing regulatory approval for Surfaxin. In connection with the 2002 expanded agreement, Esteve purchased 821,862 shares of Common Stock at $4.867 per share for $4.0 million in gross proceeds and paid the Company a non-refundable licensing fee of $500,000. The Company has accounted for the license fees and reimbursement of research and development expenditures associated with the Esteve collaboration as deferred revenue. The balance in deferred revenue of $134,000 at December 31, 2004 relates entirely to the license agreement with Esteve for which the Company will recognize revenue using a straight-line method through the anticipated date of FDA approval for RDS.

In December 2004, the Company and Esteve restructured their corporate partnership for the development, marketing and sales of the Company’s products in Europe and Latin America. Under the revised partnership, the Company has regained full commercialization rights in key European markets, Central America and South America for its SRT, including Surfaxin® for RDS in premature infants and ARDS in adults. Esteve will focus on Andorra, Greece, Italy, Portugal and Spain, and now has development and marketing rights to a broader portfolio of the Company’s potential SRT products. This restructured partnership supersedes the existing sublicense and supply agreements we had entered into with Esteve in March 2002.

Esteve has also agreed to pay the Company stipulated cash fees upon achieving certain milestones, primarily upon marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the revised territory.

In consideration for regaining commercial rights in the 2004 restructured partnership, the Company issued to Esteve 500,000 shares of Common Stock for no cash consideration, valued at $3.5 million. The Company incurred a non-cash charge, including the value of the shares issued and other costs related to the restructuring, of $4.1 million. This charge is a component of Corporate Partnership Restructuring Charges on the Income Statement. The Company also granted to Esteve rights to additional potential SRT products in the Company’s pipeline. The Company also agreed to pay to Esteve 10% of cash up-front and milestone fees that the Company may receive in connection with any future strategic collaborations for the development and commercialization of Surfaxin for RDS, ARDS or certain of our other Surfactant Replacement Therapies in the territory for which the Company had previously granted a license to Esteve. Any such up-front and milestone fees that the Company may pay to Esteve are not to exceed $20 million in the aggregate.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Quintiles Transnational Corp., and PharmaBio Development Inc.

In 2001, the Company entered into a commercialization agreement with Quintiles, and its affiliate, PharmaBio Development Inc. (PharmaBio), to provide certain commercialization services in the United States for Surfaxin for the treatment of RDS in premature infants and MAS in full-term infants. Quintiles was obligated to hire and train a dedicated United States sales force that would have been branded in the market as Discovery’s. PharmaBio agreed to fund up to $70 million of the sales force costs as well as other sales and marketing costs for commercialization of Surfaxin in the United States for seven years. Additionally, the collaboration allowed for this sales force to be transferred to the Company at the end of the seven year term, with an option for the Company to acquire it sooner. Under the agreement, the Company was to receive 100% of the revenues from sales of Surfaxin and agreed to pay PharmaBio a commission on net sales in the United States of Surfaxin for the treatment of RDS in premature infants and MAS in full-term infants and all “off-label” uses for 10 years following first launch of the product in the United States. PharmaBio also extended to the Company a secured revolving credit facility of up to $8.5 to $10.0 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States as the Company achieved certain milestones. See Note 7 - Secured Credit Facility and Capital Lease Financing Arrangement.

In November 2004, the Company reached an agreement with Quintiles to restructure its business arrangements and terminate the commercialization agreements for Surfaxin in the United States. The Company now has full commercialization rights for Surfaxin in the United States. Pursuant to the restructuring, Quintiles is no longer obligated to provide any commercialization services and the Company’s obligation to pay a commission on net sales in the United States of Surfaxin for the treatment of RDS and MAS to Quintiles has been terminated.

In connection with obtaining full commercialization rights for Surfaxin, the Company issued 850,000 warrants to PharmaBio, Quintiles’ strategic investment group, to purchase shares of Common Stock at an exercise price equal to $7.19 per share. The warrants have a 10-year term and shall be exercisable for cash only with expected total proceeds to the Company if exercised equal to approximately $6.0 million. The Company valued the warrants at this fair value on the date of issuance and incurred a non-cash charge of $4.0 million in connection with the issuance. This charge is a component of Corporate Partnership Restructuring Charges on the Income Statement. The existing secured revolving credit facility of $8.5 million with PharmaBio will remain available and the original maturity date of December 10, 2004 is now extended until December 31, 2006. See Note 7 - Secured Credit Facility and Capital Lease Financing Arrangement.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 9 - Licensing and Research Funding Agreements

Ortho Pharmaceutical, Inc.

The Company and Ortho Pharmaceutical, Inc. (Ortho Pharmaceutical), a wholly-owned subsidiary of Johnson & Johnson, Inc., are parties to an agreement granting an exclusive license of the Surfaxin technology to the Company in exchange for certain license fees, future milestone payments (aggregating $2,500,000) and royalties. To date, the Company has paid $450,000 for milestones achieved.

The Scripps Research Institute

The Company and The Scripps Research Institute (Scripps) were parties to a research funding and option agreement which expired in February 2005. Pursuant to this agreement, the Company was obligated to fund a portion of Scripps' research efforts and thereby had the option to acquire an exclusive worldwide license to the technology developed from the research program during the term of the agreement. Scripps owned all of the technology that it developed pursuant to work performed under the agreement. To the extent the Company did not exercise its option to technology developed under the agreement, the Company had the right to receive 50% of the net royalty income received by Scripps for inventions that were jointly developed under the agreement. Payments to Scripps under this agreement were $600,000, $649,000 and $572,000 in 2004, 2003, and 2002, respectively.

Note 10 - Stockholders’ Equity

2005 Registered Public Offering

Subsequent to December 31, 2004, in February 2005, the Company completed a registered direct offering of 5,060,000 shares of Common Stock. The shares were priced at $5.75 per share resulting in gross and net proceeds to the Company equal to $29.1 million and $27.5 million, respectively.

2004 Committed Equity Financing Facility (CEFF)

In July 2004, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”), pursuant to which Kingsbridge has committed to finance up to $75.0 million of capital for newly-issued shares of Common Stock. The exact timing, amount and price of any CEFF financings is subject to the Company’s ultimate determination, and certain conditions of the facility agreement. See - Liquidity and Capital Resources “Committed Equity Financing Facility (“CEFF”)”. In connection with the CEFF, the Company issued a Class B Investor warrant to Kingsbridge to purchase up to 375,000 shares of Common Stock at an exercise price equal to $12.0744 per share. The warrant, which expires in January 2010, must be exercised for cash, except in limited circumstances, for total proceeds equal to approximately $4.5 million, if exercised. As of December 31, 2004, the Class B Investor Warrant had not been exercised in whole or in part. In connection with the 2005 Registered Public Offering, the Company entered into a Placement Agent Agreement with SG Cowen & Co. LLC (“SG Cowen”) pursuant to which the Company agreed not to access funds under the CEFF for the 90-day period ending May 26, 2005, or in an amount greater than $5 million for an additional 90-day period thereafter.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

In December 2004, the Company entered into a financing pursuant to the CEFF resulting in aggregate cash proceeds to the Company of $7.2 million from the issuance of 901,742 shares of Common Stock at an average price of $7.98, after taking into account the applicable discount rate provided for by the CEFF. As of December 31, 2004, $67.8 million remained available under the CEFF.

2004 Restructuring of the Corporate Partnership with Esteve

In December 2004, the Company restructured its strategic alliance with Esteve for the development, marketing and sales of our products in Europe and Latin America. Under the revised collaboration, the Company has regained full commercialization rights in key European markets, Central America and South America for its SRT, including Surfaxin for RDS in premature infants and ARDS in adults. The Company granted to Esteve rights to additional potential SRT products in its pipeline. See Note 8 - Corporate Partnership Agreements. In consideration for regaining commercial rights in the restructuring, the Company issued to Esteve 500,000 shares of common stock for no cash consideration, and for accounting purposes, incurred a non-cash charge of $3.5 million, representing the fair market value of the shares on the date of issuance. This charge, including other costs associated with the restructuring, is a component of Corporate Partnership Restructuring Charges on the Income Statement.

2004 Restructuring of Corporate Partnership with Quintiles

In November 2004, the Company agreed with Quintiles to restructure its business arrangements and terminate the commercialization agreements for Surfaxin in the United States. The Company regained full commercialization rights for Surfaxin in the United States. Pursuant to the restructuring, Quintiles is no longer obligated to provide any commercialization services and the Company’s obligation to pay a commission on net sales in the United States of Surfaxin for the treatment of RDS and MAS to Quintiles has been terminated. See Note 8 - Corporate Partnership Agreements. In connection with obtaining full commercialization rights for Surfaxin, the Company issued to Quintiles a warrant to purchase 850,000 shares of Common Stock at an exercise price equal to $7.19 per share. The warrant has a 10-year term and is exercisable for total proceeds equal to approximately $6 million in cash or as an offset to cancel indebtedness of the Company in connection with the existing secured revolving credit facility of $8.5 million. For accounting purposes, the Company incurred a non-cash charge of $4.0 million, representing the fair market value of the warrant on the date of issuance. This charge is a component of Corporate Partnership Restructuring Charges on the Income Statement.

2004 Private Placement

In April 2004, the Company completed an underwritten public offering of 2,200,000 shares of common stock. The shares were priced at $11.00 per share resulting in the Company’s receipt of gross and net proceeds equal to $24.2 million and $22.8 million, respectively.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

2004 Redemption of Warrants

Pursuant to an equity investment from Quintiles and PharmaBio in December 2001, the Company issued Class G Warrants to purchase 357,143 shares of Common Stock at an exercise price equal to $3.485 per share (subject to adjustment). The Class G Warrants had a 10-year term and the Company was entitled to redeem the Class G Warrants upon the attainment of certain price performance thresholds of the common stock. In February 2004, the price performance criteria was met and the warrants were redeemed. The warrants were cashlessly exercised resulting in the issuance of 249,726 shares of Common Stock.

Pursuant to a credit facility from Quintiles and PharmaBio in December 2001, the Company issued Class H Warrants to purchase 320,000 shares of Common Stock. The Class H Warrants were exercisable at $3.03 per share and were exercisable proportionately only upon availability of the credit facility. The Class H Warrants had a 10-year term and the Company was entitled to redeem the Class H warrants upon the attainment of certain price performance thresholds of the Common Stock. In 2004, the price performance criteria was met and the warrants were redeemed. The Class H Warrants were cashlessly exercised resulting in the issuance of 228,402 shares of Common Stock.

2003 Private Placement

In June 2003, the Company completed the sale of securities in a private placement to selected institutional and accredited investors for net proceeds of approximately $25.9 million. The Company issued 4,997,882 shares of Common Stock and 999,577 Class A Investor Warrants to purchase shares of Common Stock at an exercise price equal to $6.875 per share. The Class A Investor Warrants have a seven-year term. As of December 31, 2004, approximately 946,000 of the Class A Investor Warrants remain unexercised.

2002 Private Placement

In November 2002, the Company received approximately $11.9 million in net proceeds from the sale of 6,397,517 shares of Common Stock and 2,878,883 Class I Warrants to purchase shares of Common Stock at an exercise price equal to $2.425 per share. In connection with this private placement, the placement agent received fees of approximately $766,000. The Class I Warrants had a five-year term and the Company was entitled to redeem the Class I Warrants upon the attainment of certain price performance thresholds of the Common Stock. In June 2003, the price performance criteria was met and all of the Class I Warrants were redeemed, resulting in 2,506,117 shares of Common Stock issued and proceeds of approximately $4.3 million.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Common shares reserved for future issuance

Common shares reserved for potential future issuance upon exercise of warrants

The chart below details shares of Common Stock reserved for future issuance upon the exercise of warrants.

	Shares Reserved for Issuance upon Exercise of Warrants
	December 31,
	2004	2003	Exercise Price	Expiration Date

Quintiles Warrant (2004 business restructuring)	850,000	—	$7.19	11/3/2014
Class B Investor Warrants (2004 Kingsbridge CEFF)	375,000	—	$12.07	1/6/2010
Class A Investor Warrants (2003)	945,745	954,717	$6.88	2/19/2010
Class G Quintiles Warrants (2001)	—	357,143	$3.49	12/9/2011
Class H Quintiles Warrants (2001)	—	320,000	$3.03	12/9/2011
Class E Investor Warrants (2000)	310,567	549,029	$7.38	3/21/2005
Placement Agent (2000)	214,794	348,341	$8.11	9/21/2007
Placement Agent Warrants (1999)	—	193,100	$0.67	1/1/2010
Placement Agent Warrants (1996)	4,615	41,454	$0.64	11/15/2006
Placement Agent Warrants (1996)	138,953	433,670	$3.53	11/15/2006

Total	2,839,674	3,197,454

Common shares reserved for potential future issuance upon exercise of stock options

The Company’s has a Stock Incentive Plan, which includes three equity programs. See Note 11 - Stock Options. The Company had shares reserved for potential future issuance under the Stock Incentive Plan of 7,331,000 and 5,587,000 as of December 31, 2004 and 2003, respectively, for stock options outstanding and stock options available for future grants.

Common shares reserved for potential future issuance under the CEFF

The Company entered into a CEFF with Kingsbridge pursuant to which Kingsbridge has committed to finance up to $75.0 million of capital for newly-issued shares of common stock. See - Liquidity and Capital Resources “Committed Equity Financing Facility (CEFF)”. In October 2004, the Company filed a registration statement pursuant to the CEFF, which reserved 15,000,000 shares of common stock for future issuance under the CEFF calculated as the full amount available, $75.0 million, divided by the lowest price per share as determined by the CEFF agreement, $5.00 per share. In December 2004, the Company entered into a financing pursuant to the CEFF resulting in the issuance of 901,742 shares for gross proceeds of $7.2 million. After giving effect to the shares issued in the December CEFF financing, the Company had 14,098,000 shares of Common Stock reserved for issuance under of the CEFF as of December 31, 2004. In connection

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Common shares reserved for future issuance under the Shelf Registration Statement

In 2003, the Company filed a shelf registration statement with the SEC for the proposed offering from time to time of up to an aggregate 6,500,000 million shares of Common Stock. In April 2004, the Company completed an underwritten public offering of 2,200,000 million shares of Common Stock pursuant to the shelf registration statement, resulting in gross proceeds of $24.2 million. As of December 31, 2004 and 2003, the Company had 4,300,000 and 6,500,000 shares reserved for issuance under the shelf registration statement.

In February 2005, the Company amended the original shelf registration statement, increasing the shares of Common Stock available by 1,468,592 shares. Also in February 2005, the Company completed a registered direct offering of 5,060,000 shares of Common Stock pursuant to the shelf registration statement, resulting in gross proceeds of $29.1 million. There are currently 708,592 shares of Common Stock reserved for potential future issuance under the shelf registration statement.

Common shares reserved for potential future issuance under the Company’s 401(k) Plan

The Company has a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, the Company allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of Company Stock. The Company match resulted in the issuance of 22,564 and 21,333 shares of common stock for the years ended December 31, 2004 and 2003, respectively. The Company had shares reserved for potential future issuance under the Company’s 401(k) Plan of 106,103 and 128,667 for the years ended December 31, 2004 and 2003, respectively.

Treasury stock/Common Stock issued for services

The Company has a stock repurchase program wherein the Company may buy its own shares on the open market and use such shares to settle indebtedness. Such shares are accounted for as treasury stock. During the years ended December 31, 2004, 2003 and 2002, the Company did not repurchase its own shares on the open market.

During the twelve months ended December 31, 2004, certain members of the Company’s management and certain consultants, pursuant to terms set forth in the Company’s Amended and Restated 1998 Stock Incentive Plan, tendered shares of Common Stock then held by such members in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. For the twelve months ended December 31, 2004, 146,204 shares of our Common Stock were tendered to us by such parties in lieu of cash at a weighted average price of $12.07 per share. These shares are accounted for as treasury stock as follows.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

The following chart details shares tendered to the Company in lieu of cash for the exercise of stock options:

	Number of shares received in lieu of cash for the exercise of stock options	Average price Per share
January 2004	97,226	$12.44
March 2004	18,497	12.08
May 2004	24,702	11.27
July 2004	5,779	9.30
Total	146,204	$12.07

Note 11 - Stock Options

In March 1998, the Company adopted its 1998 Stock Incentive Plan, which includes three equity programs (the "1998 Plan"):

Discretionary Option Grant Program

Under the Discretionary Option Grant Program, options to acquire shares of the Common Stock may be granted to eligible persons who are employees, non-employee directors, consultants and other independent advisors. Options granted under the Discretionary Option Grant Program are granted at no less than one hundred percent (100%) of the fair market value of the common stock on the date of the grant; generally vest over a period of three years; and expire no later than 10 years from the date of the grant, subject to certain conditions. Options granted and outstanding through November 2003 are exercisable immediately upon grant, however, the shares issuable upon the exercise of such options are subject to repurchase by the Company. Any such repurchase rights lapse as the options vest according to their stated terms. All shares of Common Stock issuable upon such non-vested options are subject to restrictions on transferability. Options granted under the 1998 Plan after November 2003 are only exercisable upon vesting.

Stock Issuance Program

Under the Stock Issuance Program, such eligible persons may be issued shares of the Common Stock. The Company has not issued any such shares for the years ended December 31, 2004, 2003 and 2002.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Automatic Option Grant Program

Under the Automatic Option Grant Program, eligible non-employee directors will automatically receive option grants at periodic intervals at an exercise price equal to the fair market value per share on the date of the grant. Such options usually vest upon the first anniversary of the date of the grant and expire no later than 10 years from the date of the grant.

The Company currently has 9,570,000 shares of Common Stock under the 1998 Stock Incentive Plan, of which 7,331,000 remain reserved for issuance over the term of the plan. The 1998 Plan was successively amended at each of the Annual Meetings of Shareholders for the years 2004, 2003, and 2002, to increase the maximum number of shares of Common Stock reserved for issuance over the term of the plan by 3,000,000 shares, 1,420,000 shares, and 1,000,000 shares, respectively. In addition, in 2002, the Board of Directors approved amendments to the 1998 Plan that (i) increased the exercise price of options granted to non-employee directors pursuant to the Automatic Option Grant Program from 60% to 100% of the fair market value per share on the date of the grant and (ii) removed the Plan Administrator’s authority to effect the cancellation and regrant of any outstanding options under the Discretionary Option Grant Program.

A summary of the Company’s stock option activity and related information is as follows:

	Price Per Share	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2002	$0.0026 - $7.00	4,246,959	$3.15	8.01 years
Options granted	1.26 - 3.65	1,786,000	2.14
Options exercised	0.0821 - 2.10	(77,925)	0.77
Options forfeited	.3205 - 7.00	(349,850)	3.34
Balance at December 31, 2002	0.0026 - 5.375	5,605,184	2.85	7.81 years
Options granted	1.70 - 9.17	1,111,750	6.75
Options exercised	0.0026 - 4.22	(993,001)	1.95
Options forfeited	0.1923 - 5.06	(168,611)	2.76
Balance at December 31, 2003	0.0026 - 9.17	5,555,322	3.80	7.44 years
Options granted	5.92 - 10.60	2,681,250	8.60
Options exercised	.3205 - 9.17	(1,271,493)	3.41
Options forfeited	1.42 - 10.60	(120,425)	5.64

Balance at December 31, 2004	$.0026 - $10.60	6,844,654	$5.69	7.76 years

Options granted and outstanding through November 2003 are exercisable immediately upon grant, however, the shares issuable upon the exercise of such options are subject to repurchase by the Company. Any such repurchase rights lapse as the options vest according to their stated terms. The following table provides detail with regard to options outstanding and exercisable at December 31, 2004:

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Price per share	Shares Outstanding	Weighted Average Price per Share	Weighted Average Remaining Contractual Life	Shares Exercisable	Weighted Average Price per Share
$0.0026 - $2.00	749,831	$1.59	6.97 years	749,831	$1.59
$2.01 - $4.00	1,681,348	$2.63	7.01 years	1,681,348	$2.63
$4.00 - $6.00	1,052,021	$4.69	5.29 years	1,050,021	$4.68
$6.01 - $8.00	856,501	$6.74	9.45 years	341,488	$6.84
$8.01 - $10.00	2,252,953	$8.90	8.92 years	1,342,203	$8.67
$10.01 - $12.00	252,000	$10.12	9.38 years	25,000	$10.43
	6,844,654			5,189,891

The following table provides further detail with regard to options that are exercisable and vested (therefore, not subject to repurchase rights and related restrictions on transferability by the Company) at December 31, 2004:

Price per share	Shares Exercisable	Weighted Average Price per Share	Vested Shares not subject to Repurchase Rights	Weighted Average Price per Share
$0.0026 - $2.00	749,831	$1.59	557,085	$1.53
$2.01 - $4.00	1,681,348	$2.63	854,273	$2.52
$4.00 - $6.00	1,050,021	$4.68	1,007,689	$4.66
$6.01 - $8.00	341,488	$6.84	322,720	$6.81
$8.01 - $10.00	1,342,203	$8.67	1,177,668	$8.75
$10.01 - $12.00	25,000	$10.43	25,000	$10.43
	5,189,891		3,944,435

Prior to 2002, under the Automatic Option Grant Program, eligible directors automatically received option grants at periodic intervals at an exercise price equal to 60% of fair market value per share on the date of the grant. Since 2002, all stock option grants to non-employee directors pursuant to the Automatic Option Grant Program are required to be at 100% of the fair market value per share on the date of the grant.

The following table pertains to options granted to non-employee directors at less than fair market value prior to 2002 that remain outstanding:

	December 31,
	2004	2003	2002

Shares outstanding	200,000	240,000	480,000
Weighted average exercise price	$2.11	$2.09	$2.00
Weighted average fair value	$3.52	$3.49	$3.33

In December 2004, the Board of Directors approved the issuance of options to management to purchase up to 1,148,500 shares of Common Stock at an exercise price of $9.02 per share. Such options are expressly subject to the requisite approval of the Company’s shareholders, to be obtained no later than the Company’s Annual Meeting of Shareholders for 2005, for an amendment to the 1998 Plan authorizing an increase in the number of shares issuable under the plan in an amount equal to or greater than the aggregate amount of such options and an increase in the total shares authorized for use by the Company. Accordingly, such options are not included in the options outstanding at December 31, 2004. Provided the shareholders of the Company approve such amendment, such options shall vest over a three year period from the date of the grant.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

In December 2003, the Board of Directors approved the issuance of options to management to purchase up to 1,464,500 shares of Common Stock at an exercise price of $9.17 per share, the fair market value on the date the Board of Directors approved the grant. Such options were expressly subject to the requisite approval of the Company’s shareholders, to be obtained no later than the Company’s Annual Meeting of Shareholders for 2004, for an amendment to the 1998 Plan authorizing an increase in the number of shares issuable under the plan in an amount equal to or greater than the aggregate amount of such options. Approval was obtained at the Company’s Annual Meeting of Shareholders for 2004, at which time the fair market value of our Common Stock was $9.80, which was greater than the fair market value on the date the options were granted. The difference in fair market value on the date of grant versus the date of subsequent shareholder approval was recorded as unearned portion of compensatory stock options and will be recognized into expense as the options vest. The Company incurred a non-cash charge of $461,000 related to the vesting of such options in 2004.

In December 2002, the Board of Directors approved the issuance of options to management to purchase up to 800,000 shares of Common Stock at an exercise price of $2.75 per share. Such options had been subject to the approval of the Company’s shareholders, which was obtained at the time of the Company’s Annual Meeting of Shareholders for 2003. Accordingly, such options are now included in the options outstanding at December 31, 2002. Such options shall vest in their entirety upon the fourth anniversary of the date of grant or at such earlier time, if ever, upon the receipt by the Company of a NDA approval by the FDA for Surfaxin for either RDS in premature infants, MAS in full-term infants or ARDS in adults.

Note 12 - 401(k) Match

The Company has a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, the Company allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of Common Stock. The total match for the year ended December 31, 2004 was $215,000, resulting in the issuance of 25,683 shares. The total match for the year ending December 31, 2003 was $119,000, resulting in the issuance of 25,470 shares.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 13 - Commitments

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.

Payments due under contractual obligations at December 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Credit facility	$—	$5,929,000	$—	$—	$—	$—	$5,929,000
Capital lease obligations	1,073,000	886,000	747,000	225,000	—	—	2,931,000
Operating lease obligations	1,214,000	1,161,000	1,193,000	1,078,000	957,000	160,000	5,763,000
Purchase obligations	4,947,000	—	—	—	—	—	4,947,000
Employment agreements	2,203,000	—	—			—	2,203,000
Total	$9,437,000	$7,976,000	$1,940,000	$1,303,000	$957,000	$160,000	$21,773,000

The Company has a secured revolving credit facility of up to $8,500,000 with Quintiles available for use until December 31, 2006, of which $5,929,000 was outstanding at December 31, 2004. See Note 7 - Secured Credit Facility and Capital Lease Financing Arrangement.

The Company has a capital lease financing arrangement with the General Electric Capital Corporation. The arrangement provides, subject to certain conditions, up to an aggregate $9.0 million in financing for capital purchases. See Note 7 - Secured Credit Facility and Capital Lease Financing Arrangement. As of December 31, 2004, approximately $2.5 million was outstanding under this financing arrangement. Total future payments under the arrangement, including interest, are approximately $2.9 million.

The Company’s operating leases consist primarily of facility leases for the Company’s operations in Pennsylvania and California.

The Company maintains its headquarters in Warrington, Pennsylvania. The facility is 39,594 square feet and serves as the main operating facility for clinical development, regulatory, sales and marketing, and administration. The lease expires in February 2010 with total aggregate payments of $4.6 million.

The Company also leases approximately 18,000 square feet of office and laboratory space in Doylestown, PA. The Company intends to maintain a portion of the Doylestown facility for the continuation of analytical laboratory activities and sublease the remaining portions to the greatest extend possible. To the extent that subleasing is not possible, the leases will expire according to their terms. The leases expire in March 2005 and August 2005.

The Company leases office and laboratory space in Mountain View, California. The facility is 16,800 square feet and houses the Company’s aerosol development operations. The lease expires in June 2008 with total aggregate payments of $804,000.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Prior to the Mountain View facility, the Company leased office and laboratory space in Redwood City, CA. The facility was approximately 5,000 square feet and housed the Company’s aerosol development operations. In December 2004, the Company vacated the Redwood City facility and moved to the Mountain View facility. In February 2005, the sublease agreement for the Redwood City facility was terminated.

Payments made under all of these existing leases for the years ended December 31, 2004, 2003, and 2002 were $585,000, $590,000 and $481,000, respectively.

The Company’s purchase obligations include commitments entered in the ordinary course of business, primarily commitments to purchase manufacturing equipment and services for the enhancement of the Company’s manufacturing capabilities for Surfaxin and sales and marketing services related to the potential launch of Surfaxin in the United States.

At December 31, 2004, the Company had employment agreements with eight officers providing for an aggregate annual salary equal to $2,203,000. The agreements expire in December 2005, however, commencing on January 1, 2006, and on each January 1st thereafter, the term of these agreements shall automatically be extended for one additional year, unless at least 90 days prior to such January 1st date, the Company or the Executive shall have given notice that it does not wish to extend the agreement. All of the foregoing agreements provide for the issuance of annual bonuses and the granting of options subject to approval by the Board of Directors. All of the foregoing agreements provide that in the event that the employment of any such officers is terminated without Cause or should any such officers terminate employment for Good Reason, as defined in the respective agreements, including in circumstances of a change of control, such officer shall be entitled to certain cash compensation and benefits continuation.

In addition to the contractual obligations above, the Company has future milestone commitments, aggregating $2,500,000, and royalty obligations to Johnson & Johnson, Inc., and Ortho Pharmaceutical, a wholly-owned subsidiary of Johnson & Johnson, Inc., related to the Company’s product licenses. To date, the Company has paid $450,000 for milestones achieved.

Note 14 - Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion NO. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 win no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123F, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the Company's financial position and results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See Note 2 - Summary of Significant Accounting Policies - Stock-based Compensation.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 15 - Related Party Transactions

Laboratorios del Dr. Esteve, S.A.

Dr. Esteve serves as a member of the Company’s Board of Directors and is an executive officer of Esteve. In December 2004, the Company and Laboratorios Esteve restructured their corporate partnership for the development, marketing and sales of Discovery’s products in Europe and Latin America. Under the revised collaboration, Discovery has regained full commercialization rights in key European markets, Central America and South America for its SRT, including Surfaxin for RDS in premature infants and ARDS in adults. Laboratorios Esteve will focus on Andorra, Greece, Italy, Portugal and Spain and now has development and marketing rights to a broader portfolio of the Company’s potential SRT products. See Note 8 - Corporate Partnership Agreements.

Note 16 - Income Taxes

Since its inception, the Company has never recorded a provision or benefit for Federal and state income taxes.

The reconciliation of the income tax benefit computed at the Federal statutory rates to the Company’s recorded tax benefit for the years ended December 31, 2004, 2003 and 2004 are as follows:

	December 31,
	2004	2003	2002
Income tax benefit, statutory rates	$15,739,000	$8,255,000	$5,938,000
State taxes on income, net of federal benefit	2,776,000	2,015,000	1,088,000
Research and development tax credit	623,000	441,000	274,000
Other	(87,000)	92,000	(755,000)
Income tax benefit	19,051,000	10,803,000	6,545,000
Valuation allowance	(19,051,000)	(10,803,000)	(6,545,000)
Income tax benefit	$—	$—	$—

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, at December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
Long-term deferred tax assets:
Net operating loss carryforwards (federal and state)	$55,825,000	$35,607,000
Research and development tax credits	2,832,000	1,868,000
Compensation Expense on Stock	524,000	—
Charitable Contribution Carryforward	5,000	—
Other Accrued	161,000	70,000
Deferred Revenue	55,000	273,000
Capitalized research and development	38,000	122,000
Total long-term deferred tax assets	59,440,000	37,940,000
Long-term deferred tax liabilities:
Property and equipment	(651,000)	(272,000)
Net deferred tax assets	58,789,000	37,668,000
Less: valuation allowance	(58,789,000)	(37,668,000)
	$—	$—

The Company was in a net deferred tax asset position at December 31, 2004 and 2003 before the consideration of a valuation allowance. Due to the fact that the Company has never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured.

At December 31, 2004 and 2003, the Company had available carryforward net operating losses for Federal tax purposes of $140,652,000 and $91,585,000, respectively, and a research and development tax credit carryforward of $2,832,000 and $1,868,000, respectively. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2009 and continuing through 2023. At December 31, 2004, the Company had available carryforward federal and state net operating losses of $1,744,000 and $326,000 respectively related to stock based compensation. Additionally, at December 31, 2004 and 2003, the Company had available carryforward losses of approximately $121,876,000 and $82,483,000, respectively, for state tax purposes. The utilization of the Federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue Code. Certain state carryforward net operating losses are also subject to annual limitations.

Federal and state net operating losses, $5,129,000 and $4,969,000, respectively, relate to stock based compensation, the tax effect of which will result in a credit to equity as opposed to income tax expense to the extent these losses are utilized in the future.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 17 - Subsequent Events

On February 24, 2005, the Company completed a registered direct offering of 5,060,000 shares of Common Stock. The shares were priced at $5.75 per share resulting in the Company’s receipt of gross and net proceeds equal to $29.1 million and $27.5 million, respectively.

In February 2005, the Company received an Approvable Letter from the FDA for Surfaxin® for the prevention of RDS in premature infants. The Approvable Letter is an official notification that the FDA is prepared to approve the Surfaxin New Drug Application for Surfaxin and contains conditions that the applicant must meet prior to obtaining final U.S. marketing approval. The conditions that the Company must meet primarily involve finalizing labeling and correcting certain manufacturing issues associated with an inspection report (Form FDA-483) from the FDA issued to the Company’s contract manufacturer, Laureate. Most notably, the FDA is not requiring additional preclinical or clinical trials for final approval. Based on the nature of the observations contained in the Approvable Letter, the Company currently anticipates that it will respond to the FDA with a “Class 2” response. A “Class 2” response allows the FDA up to six months following the completion of the labeling and manufacturing issues outlined in the PDUFA letter. Therefore, the Company anticipates that the potential approval of Surfaxin for RDS may occur in the fourth quarter of 2005 or the first quarter of 2006.

In February 2005, the Company borrowed the remaining available funds under the secured credit facility with Quintiles and now has an outstanding balance of $8.5 million. Outstanding principal and accrued interest is due and payable as a balloon payment on December 31, 2006.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 18 - Selected Quarterly Financial Data (unaudited)

The following table contains unaudited statement of operations information for each quarter of 2004 and 2003. The operating results for any quarter are not necessarily indicative of results for any future period.

2004 Quarters Ended:				(in thousands, except per share data)
	Mar. 31	June 30 (1)	Sept. 30	Dec. 31	Total Year
Revenues from collaborative agreements	$142	$697	$236	$134	$1,209
Operating Expenses:
Research and development	6,710	6,373	5,673	7,037	25,793
General and administrative	2,281	3,175	2,908	4,958	13,322
Corporate partnership restructuring charge	—	—	—	8,126	8,126
Total expenses	8,991	9,548	8,581	20,121	47,241
Operating loss	(8,849)	(8,851)	(8,345)	(19,987)	(46,032)
Other expense, net	(23)	(46)	(37)	(65)	(171)
Net loss	$(8,872)	$(8,897)	$(8,382)	$(20,052)	$(46,203)
Net loss per common share - basic and diluted	$(0.20)	$(0.19)	$(0.18)	$(0.42)	$(1.00)
Weighted average number of common shares outstanding	43,320	46,683	46,988	47,236	46,179

2003 Quarters Ended:				(in thousands, except per share data)
	Mar. 31	June 30	Sept. 30	Dec. 31	Total Year
Revenues from collaborative agreements	$393	$263	$198	$183	$1,037
Operating Expenses:
Research and development	3,844	4,011	5,096	6,799	19,750
General and administrative	1,167	1,137	1,375	2,043	5,722
Total expenses	5,011	5,148	6,471	8,842	25,472
Operating loss	(4,618)	(4,885)	(6,273)	(8,659)	(24,435)
Other income and (expense), net	113	36	54	(48)	155
Net loss	$(4,505)	$(4,849)	$(6,219)	$(8,707)	$(24,280)
Net loss per common share - basic and diluted	$(0.14)	$(0.14)	$(0.15)	$(0.21)	$(0.65)
Weighted average number of common shares outstanding	32,857	33,487	41,084	42,391	37,426

(1)	A reclassification has been made to the presentation of operating expenses in the current second quarter of 2004. The expense associated with a milestone payment related to the license of Surfaxin has been reclassifed from general and administrative expenses and is currently reflected in research and development expenses.