Form 10-Q
period 2005-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2005-05-04
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number 000-26422

DISCOVERY LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3171943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Kelly Road, Suite 100 Warrington, PA 18976	18976
(Address of principal executive offices)	(Zip Code)

(215) 488-9300
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes      ☐ No

As of May 3, 2005, 53,522,562 shares of common stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS --
As of March 31, 2005 (unaudited) and December 31, 2004	Page 1

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
For the Three Months Ended March 31, 2005 and 2004	Page 2

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)--
For the Three Months Ended March 31, 2005 and 2004	Page 3

Notes to Consolidated Financial Statements
- March 31, 2005 (unaudited)	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 38

Item 4. Controls and Procedures	Page 39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	Page 40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 40

Item 3. Defaults Upon Senior Securities	Page 40

Item 4. Submission of Matters to a Vote of Security Holders	Page 40

Item 5. Other Information	Page 40

Item 6. Exhibits	Page 40

Signatures	Page 41

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc. (“Discovery”), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD LOOKING STATEMENTS

The statements set forth under Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report, including those incorporated by reference herein, which are not historical, including, without limitation, statements concerning our research and development programs and clinical trials, the possibility of submitting regulatory filings for our products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which our existing resources will enable us to fund our operations, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: risk that financial conditions may change; risks relating to the progress of our research and development (including the results of clinical trials being conducted by us and the risk that our lead product candidate, Surfaxin®, or other drug candidates will not prove to be safe or useful for the treatment of certain indications); the risk that we will not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for our aerosol and Surfactant Replacement Therapies); risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all; risk that our internal sales and marketing organization will not succeed in developing market awareness of our products; risk that our internal sales and marketing organization will not be able to attract or maintain qualified personnel; delays in the FDA’s or other health regulatory authorities’ approval or potential rejection of any applications we file, including the New Drug Application (NDA) we filed in April 2004 and the Marketing Approval Application (MAA) we submitted in October 2004; risks that any such regulatory authority will not approve the marketing and sale of a drug product even after acceptance of an application we file for any such drug product; risks relating to the ability of our third party contract manufacturers to provide us with adequate supplies of drug substance and drug products for completion of any of our clinical studies; risks relating to the lack of adequate supplies of drug substance and drug product for completion of any of our clinical studies, and risks relating to the development of competing therapies and/or technologies by other companies; and the other risks and certainties detailed in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risks Related to Our Business,” and in the documents incorporated by reference in this report. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,957	$29,264
Restricted cash	637	646
Available-for-sale marketable securities	22,233	2,744
Note receivable, current portion	3	3
Prepaid expenses and other current assets	736	685
Total Current Assets	52,566	33,342
Property and equipment, net of accumulated depreciation	3,990	4,063
Note receivable, non-current portion	189	190
Other assets	31	42
Total Assets	$56,776	$37,637
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,191	$7,969
Capitalized leases, current portion	899	854
Total Current Liabilities	7,090	8,823
Deferred revenue	73	134
Credit facility, non-current portion	8,500	5,929
Capitalized leases, non-current portion	1,629	1,654
Total Liabilities	17,292	16,540
Stockholders’ Equity:
Common Stock, $0.001 par value; 80,000 authorized; 53,825 and 48,747 issued, 53,512 and 48,434 outstanding at March 31, 2005 and December 31, 2004, respectively	54	49
Additional paid-in capital	195,272	167,627
Unearned portion of compensatory stock options	(404)	(461)
Accumulated deficit	(152,377)	(143,061)
Treasury stock (at cost; 313 shares at March 31, 2005 and December 31, 2004)	(3,054)	(3,054)
Accumulated other comprehensive loss	(7)	(3)
Total Stockholders’ Equity	39,484	21,097
Total Liabilities & Stockholders’ Equity	$56,776	$37,637

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Contracts and grants	$61	$142
Expenses:
Research & Development	5,120	6,710
General & Administrative	4,270	2,281
Total Expenses	9,390	8,991
Operating Loss	(9,329)	(8,849)
Other income / (expense):
Interest and other income	214	63
Interest expense	(201)	(86)
Other income / (expense), net	13	(23)
Net Loss	$(9,316)	$(8,872)
Net loss per common share - basic and diluted	$(0.18)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	50,784	43,320

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,316)	$(8,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	116
Compensatory stock options expense	123	87
Changes in:
Prepaid expenses and other current assets	(51)	81
Accounts payable and accrued expenses	(1,778)	152
Other assets	11	--
Deferred revenue	(61)	(134)
Net cash used in operating activities	(10,858)	(8,570)
Cash flows from investing activities:
Purchase of property and equipment	(118)	(580)
Restricted cash	9	--
Related party loan payments received	1	1
Purchases of marketable securities	(22,208)	--
Proceeds from sales or maturity of marketable securities	2,692	--
Net cash used in investing activities	(19,624)	(579)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	27,584	3,709
Purchase of treasury stock	--	(1,433)
Proceeds from credit facility	2,571	829
Equipment financed through capital lease obligation	225	279
Principal payments under capital lease obligation	(205)	(93)
Net cash provided by financing activities	30,175	3,291
Net decrease in cash and cash equivalents	(307)	(5,858)
Cash and cash equivalents - beginning of period	29,264	29,422
Cash and cash equivalents - end of period	$28,957	$23,564
Supplementary disclosure of cash flows information:
Interest paid	$176	$70
Non-cash transactions:
Class H warrants issued/revalued	--	(26)
Unrealized loss on marketable securities	(4)	--

Notes to Consolidated Financial Statements (unaudited)

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

We have received an Approvable Letter from the FDA for Surfaxin® (lucinactant), our lead product, for the prevention of Respiratory Distress Syndrome (RDS) in premature infants, and we have filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for clearance to market Surfaxin in Europe. We are also conducting various clinical programs to address Acute Respiratory Distress Syndrome (ARDS) in adults, Bronchopulmonary Dysplasia (BPD) in premature infants, Neonatal Respiratory Disorders in premature infants, asthma in adults and Meconium Aspiration Syndrome (MAS) in full-term infants.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

All of our current products under development are subject to license agreements that will require the payment of future royalties.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2 - Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants are not included in the calculation of the net loss per share as their effect would be anti-dilutive.

Note 3 - Stock Based Employee Compensation

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. We continue to account for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” and, accordingly, recognize compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the options at the date of grant. The effect of applying SFAS No. 148 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation costs for our stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 148, the pro forma net loss for the three months ended March 31, 2005 and 2004 would have been as follows:

(in thousands)	Three Months Ended March 31,
	2005	2004

Net Loss as reported	$(9,316)	$(8,872)
Additional stock-based employee compensation	(619)	--
Pro forma Net Loss	$(9,935)	$(8,872)

Pro forma Net Loss per share	$(0.20)	$(0.20)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment”. SFAS 123R requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for awards that was provided in SFAS 123 as originally issued. Excess tax benefits, as defined by SFAS 123R, will be recognized as an addition to paid-in-capital. We are in the process of evaluating the impact of this standard on our financial statements and currently expect to adopt SFAS 123R in the first quarter of 2006.

Note 4 - Comprehensive Loss

Total comprehensive loss was $9.3 million and $8.9 million for the three months ended March 31, 2005 and 2004, respectively.

Note 5 - Restricted Cash

We have cash balances that are restricted as to use and disclose such amounts separately on our balance sheets. The primary component of Restricted Cash is a security deposit in the amount of $600,000 in the form of a letter of credit related to the lease agreement dated May 26, 2004 for our office space in Bucks County, Pennsylvania. The letter of credit is secured by cash and is recorded in our balance sheets as “Restricted Cash”. Beginning in March 2008, the security deposit and the letter of credit will be reduced to $400,000. That balance will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease in November 2009, the letter of credit will expire.

Note 6 - Note Receivable

Note receivable pertains to a $200,000, 7% per annum mortgagor’s note due from one of our executive officers. This note is secured by a mortgage agreement dated July 24, 2001. The note calls for monthly payments of principal and interest over a 360-month period. The principal balance outstanding at March 31, 2005 and December 31, 2004 was approximately $192,000 and $193,000, respectively.

Note 7 - Treasury Stock

Occasionally, certain members of our management and certain consultants, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tender shares of common stock held by such persons in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. These shares are accounted for as treasury stock. There were no such shares tendered to us during the three months ended March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” should be read in connection with our Consolidated Financial Statements.

Overview

Discovery Laboratories, Inc. is a biopharmaceutical company developing its proprietary surfactant technology as precision-engineered Surfactant Replacement Therapies (SRT) for respiratory diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precision-engineered surfactant that is designed to mimic the essential properties of natural human lung surfactant. We believe that through this technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the neonatal intensive care unit (NICU), critical care unit and other hospital settings, where there are few or no approved therapies available.

We have received an Approvable Letter from the U.S. FDA for Surfaxin® (lucinactant), our lead product, for the prevention of RDS in premature infants, and have filed a Marketing Authorization Application (MAA) with the European Medical Evaluation Agency (EMEA) for clearance to market Surfaxin in Europe. We anticipate potential approval and commercial launch of Surfaxin in the United States and potential EMEA approval to occur in the first quarter of 2006.

In addition to Surfaxin for the prevention of RDS in premature infants, we are conducting several NICU therapeutic programs targeting respiratory conditions cited as some of the most significant unmet medical needs for the neonatal community. We are conducting three Phase 2 clinical trials - Surfaxin for the treatment of Bronchopulmonary Dysplasia (BPD) in premature infants, aerosolized SRT administered through nasal continuous positive airway pressure (nCPAP) for Neonatal Respiratory Failures, and Surfaxin for the prophylactic/early treatment of Meconium Aspiration Syndrome (MAS) in full term infants.

We are also developing SRT to address unmet respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings. In this respect, we are conducting a Phase 2 clinical trial of Surfaxin for the treatment of ARDS in adults in the intensive care unit (ICU), for which we announced preliminary data in December 2004. We have completed a Phase 1b trial of our precision-engineered lung surfactant delivered as an inhaled aerosol (development name DSC-104) for patients who suffer from asthma. In addition, we are evaluating the development of aerosolized formulations of our precision-engineered SRT to potentially prevent or treat Acute Lung Injury, COPD and rhinitis/sinusitis.

In anticipation of the potential approval of Surfaxin for the prevention of RDS in premature infants in the United States and other global markets, we are presently implementing a long-term business strategy which includes:

(i)
manufacturing for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs, if approved, in the United States, Europe and other markets. We are investing in the further development and scale-up of the current contract manufacturer of our SRT, Laureate Pharma, Inc. (Laureate), and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility. In January 2005, the FDA issued an inspection report (FDA Form-483) to Laureate citing certain observations concerning Laureate’s compliance with current Good Manufacturing Practices (cGMPs) in connection with the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. In response, we and Laureate submitted a cGMP Action Plan to the FDA on January 31, 2005, outlining corrective measures anticipated to be completed by July 2005. Assuming the adequacy of such corrective actions and the approval of the NDA, we anticipate that the commercial launch of Surfaxin will occur in the first quarter of 2006. Our other clinical programs currently in progress are not affected by this inspection report and remain on track. However, if the inspection observations noted in the FDA Form-483 are not resolved in the time period stated above, a delay may occur in these programs. We do not expect that the foregoing will have an effect on our European regulatory filings;

(ii)
building sales and marketing capabilities to execute the launch of Surfaxin in the United States, if approved. We are building our own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU and, as products are developed, to expand to critical care and hospital settings. This strategic initiative, led by the anticipated launch of Surfaxin, is intended to allow us to manage and administer our own sales and marketing operation, establish a strong presence in the NICU and optimize company economics; and

(iii)	securing corporate partnerships for the development and potential commercialization of SRT, including Surfaxin, in Europe and the rest of the world.

Since our inception, we have incurred significant losses and, as of March 31, 2005, had an accumulated deficit of $152.4 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of executive management, financial, business development, pre-launch commercialization sales and marketing, legal and general corporate activities and related expenses. See “Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings and strategic collaborations. As of March 31, 2005, we had (i) cash and investments of $51.8 million, (ii) a secured revolving credit facility of $8.5 million with PharmaBio, of which the entire amount was outstanding and (iii) a $9.0 million capital equipment lease financing arrangement with General Electric Capital Corporation (GECC), of which $7.5 million was available for borrowing, $3.3 million has been drawn, and $2.5 million was outstanding. We also had up to $67.8 million available under the Committed Equity Financing Facility (CEFF) from Kingsbridge Capital Ltd. (Kingsbridge). In connection with a registered direct public offering we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen & Co. LLC (SG Cowen) on February 18, 2005. Pursuant to such agreement, we agreed not to access funds under the CEFF until May 26, 2005, or in an amount greater than $5.0 million for an additional 90-day period thereafter.

Research and Development

Research and development expenses for the three months ended March 31, 2005 and 2004 were $5.1 million and $6.7 million, respectively. Research and development expenses are charged to operations as incurred and we track such costs by category rather than by project. Research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations and other direct clinical trials activities.

These cost categories typically include the following expenses:

Research and Pre-Clinical Operations

Research and pre-clinical operations reflect activities associated with research prior to the initiation of any potential human clinical trials. These activities predominantly represent projects associated with the development of aerosolized and other related formulations of our precision-engineered lung surfactant and engineering of aerosol delivery systems to potentially treat a range of respiratory disorders prevalent in the NICU and the hospital. Research and pre-clinical operations costs primarily reflect expenses incurred for personnel, consultants, facilities and research and development arrangements with collaborators.

Manufacturing Development

Manufacturing development primarily reflects costs incurred to prepare current good manufacturing procedures (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. Manufacturing development activities include external contract manufacturing resources (as well as further development and scale-up of our current contract manufacturer of SRT, Laureate and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility), personnel costs, depreciation and expenses associated with technology transfer, process development and validation, quality control and assurance activities and analytical services.

Unallocated Development -- Clinical and Regulatory Operations

Clinical and regulatory operations reflect the preparation, implementation and management of our clinical trial activities in accordance with current good clinical practices (cGCPs). Included in unallocated clinical development and regulatory operations are costs associated with personnel, supplies, facilities, fees to consultants and other related costs for clinical trial implementation and management, clinical quality control and regulatory compliance activities, data management and biostatistics.

Direct Expenses -- Clinical Trials

Direct expenses of clinical trials includes patient enrollment costs, external site costs, expense of clinical drug supply and external costs such as contract research consultant fees and expenses.

The following summarizes our research and development expenses by the foregoing categories for the three months ended March 31, 2005 and 2004:

( in thousands)	Three Months Ended March 31,
Research and Development Expenses:	2005	2004

Research and pre-clinical operations	$929	$651
Manufacturing development	1,390	1,734
Unallocated development - clinical and regulatory operations	1,639	2,233
Direct clinical trial expenses	1,162	2,092
Total Research and Development Expenses	$5,120	$6,710

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review, clinical or pre-clinical development and the status and anticipated completion date of each of our lead SRT programs is discussed above. Successful completion of development of our Surfactant Replacement Therapies is contingent on numerous risks, uncertainties and other factors, which are described in detail in the section entitled “Risks Related to Our Business.”

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
•
Timely resolution of the cGMP-related matters at Laureate, the contract manufacturer for Surfaxin and certain other Surfactant Replacement Therapies presently under development, that were noted by the FDA in its inspectional report on FDA Form-483; and

•	Obtaining manufacturing and sales and marketing capabilities for which we presently have limited resources.

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

If we do not successfully complete clinical trials, we will not receive regulatory approval to market our SRT products. If we do not obtain and maintain regulatory approval for our products, we will not generate any revenues from the sale of our products and our value, financial condition and results of operations will be substantially harmed.

Corporate Partnership Agreements

Quintiles Transnational Corp. and PharmaBio Development Inc.

In 2001, we entered into a commercialization agreement with Quintiles Transnational Corp. (Quintiles), and its strategic investment group affiliate, PharmaBio Development Inc. (PharmaBio), to provide certain commercialization services in the United States for Surfaxin for the prevention of RDS in premature infants and the treatment of MAS in full-term infants.

In November 2004, we reached an agreement with Quintiles to restructure our business arrangements and terminate the commercialization agreement for Surfaxin in the United States. We now have full commercialization rights for Surfaxin in the United States. Pursuant to the restructuring, Quintiles is no longer obligated to provide any commercialization services and our obligation to pay a commission on net sales in the United States of Surfaxin for the prevention of RDS in premature infants and the treatment of MAS to Quintiles has been terminated.

In connection with our arrangement to regain full commercialization rights for Surfaxin, we issued warrants to PharmaBio to purchase 850,000 shares of common stock at an exercise price equal to $7.19 per share. The warrants have a 10-year term and shall be exercisable for cash only with expected total proceeds to us, if exercised, equal to approximately $6.0 million. The warrants were valued at their fair value on the date of issuance and we incurred a non-cash charge equal to $4.0 million in connection with the issuance. The existing secured revolving credit facility of $8.5 million with PharmaBio, will remain available and the original maturity date of December 10, 2004 is now extended until December 31, 2006. See “Liquidity and Capital Resources.”

Laboratorios del Dr. Esteve, S.A.

In 1999, we entered into a corporate partnership with Laboratorios del Dr. Esteve, S.A. (Esteve), to develop, market and sell Surfaxin, primarily in southern Europe. In 2002, we significantly expanded our relationship with Esteve by entering into a new collaboration arrangement, which superseded the 1999 agreement, and expanded the territory covered by those original agreements to all of Europe, Central and South America, and Mexico. Esteve was obligated to provide certain commercialization services for Surfaxin for the prevention of RDS in premature infants, the treatment of MAS in full-term infants and the treatment of ARDS in adult patients. Our exclusive supply agreement with Esteve provided that Esteve would purchase all of its Surfaxin drug product requirements at an established transfer price based on sales of Surfaxin by Esteve and/or its sublicensee(s). Esteve also agreed to sponsor certain clinical trial costs related to obtaining regulatory approval in Europe for ARDS and make certain milestone payments to us upon the attainment of European marketing regulatory approval for Surfaxin. In connection with the 2002 expanded agreement, Esteve purchased 821,862 shares of common stock at $4.867 per share for $4.0 million in gross proceeds and paid a non-refundable licensing fee of $500,000. We have accounted for the license fees and reimbursement of research and development expenditures associated with the Esteve collaboration as deferred revenue.

In December 2004, we reached an agreement with Esteve to restructure our corporate partnership for the development, marketing and sales of our products in Europe and Latin America. This restructured partnership supersedes the existing sublicense and supply agreements we had entered into with Esteve in March 2002. Under the revised partnership, we regained full commercialization rights in key European markets, Central America and South America for SRT, including Surfaxin for the prevention of RDS in premature infants and the treatment of ARDS in adults. Esteve will focus on Andorra, Greece, Italy, Portugal, and Spain, and now has development and marketing rights to a broader portfolio of potential SRT products. Under the restructured collaboration, Esteve will pay us a transfer price on sales of Surfaxin and other SRT that is increased from those provided for in the previous collaborative arrangement. We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the revised territory. Esteve has agreed to make stipulated cash payments to us upon its achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the revised territory.

In consideration for regaining commercial rights in the 2004 restructured partnership, we issued to Esteve 500,000 shares of common stock for no cash consideration, valued at $3.5 million. We incurred a non-cash charge, including the value of the shares issued and other costs related to the restructuring, of $4.1 million. We also granted to Esteve rights to additional potential SRT products in our pipeline, and also agreed to pay to Esteve 10% of cash up-front and milestone fees that we may receive in connection with any future strategic collaborations for the development and commercialization of Surfaxin for RDS, ARDS or certain of other SRTs in the territory for which we had previously granted a license to Esteve. Payments to Esteve in respect of any such up-front and milestone fees are not to exceed $20 million in the aggregate.

Plan of Operations

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued research and development activities attributable to new and existing products, manufacturing, commercialization, and selling, general and administrative activities.

We anticipate that during the next 12 to 24 months we will:

(i)
increase research, development and regulatory activities in an effort to develop a broad pipeline of potential SRT for respiratory diseases. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the following risks discussed in “Risks Related to Our Business” - “Our technology platform is based solely on our proprietary, precision-engineered surfactant technology. Ongoing clinical trials for our lead surfactant replacement therapies may be delayed, or fail, which will harm our business;” - “The clinical trial and regulatory approval process for our products is expensive and time consuming, and the outcome is uncertain.”

Our major research and development projects include:

SRT for Neonatal Intensive Care Unit

We have received an Approvable Letter from the FDA for Surfaxin for the prevention of RDS in premature infants, and have filed an MAA with the EMEA for clearance to market Surfaxin in Europe. We anticipate potential approval and commercial launch of Surfaxin in the United States and potential EMEA approval to occur in the first quarter of 2006. Activities associated with our regulatory filings with the FDA and EMEA are ongoing.

In order to address the most prevalent respiratory disorders affecting infants in the NICU, we are conducting several NICU therapeutic programs targeting respiratory conditions cited as some of the most significant unmet medical needs for the neonatal community. These programs include three Phase 2 clinical trials - Surfaxin for the treatment of BPD in premature infants, aerosolized SRT administered through nasal continuous positive airway pressure (nCPAP) for Neonatal Respiratory Failures and Surfaxin for the prophylactic/early treatment of MAS in full term infants.

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

We are currently conducting an open label, Phase 2, multicenter pilot study to evaluate aerosolized SRT delivered via nCPAP in premature infants. This trial will be conducted at up to four centers in the United States and will enroll approximately 20 infants with a gestational age of 28-32 weeks who are suffering from RDS. Patients will receive, in two treatment regimens, aerosolized SRT delivered via nCPAP within thirty minutes of birth. The overall program is to begin with a pilot study to evaluate the safety and tolerability of aerosolized SRT delivered via our proprietary nCPAP technology, initially within patients who suffer from RDS followed by additional studies to include other neonatal respiratory failures within the NICU. Results of this Phase 2 pilot study are anticipated to be available in the third quarter of 2005.

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

SRT for Critical Care and Hospital Indications

In an effort to address unmet respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings, we are conducting a Phase 2 clinical trial for the treatment of ARDS in adults in the intensive care unit (ICU). The Phase 2 protocol was modified to better establish the endpoint signal in key clinical outcomes in order to properly power and design a potential Phase 3 clinical trial. The modified protocol allows for increased enrollment of up to 160 patients. The remainder of the trial will be comprised of Surfaxin Dose Group B (lavage and bolus) and Standard of Care. Results of the Phase 2 trial are anticipated to be available in the first quarter of 2006.

During 2004, we completed a successful Phase 1b clinical trial intended to evaluate the tolerability and lung deposition of our precision-engineered SRT, delivered as an inhaled aerosol (development name DSC-104), to treat patients with mild-persistent asthma. We are preparing to initiate a Phase 2 clinical trial of DSC-104 to treat patients with moderate to severe asthma in the fourth quarter of 2005.

We are also evaluating the development of aerosolized formulations of our precision-engineered surfactant to potentially prevent or treat ALI, COPD, rhinitis, sinusitis, sleep apnea and otitis media (inner ear infection);

(ii)
invest in and support a long-term manufacturing strategy for the production of our precision-engineered surfactant drug product including: (i) corrective measures related to the observations cited by the FDA concerning our current contract manufacturer, Laureate, and its compliance with cGMPs in connection with the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants; (ii) further development and scale-up of the Laureate facility; (iii) securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility. We anticipate that our manufacturing capabilities through Laureate, upon successful completion and implementation of its cGMP Action Plan dated January 31, 2005, should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the prevention of RDS in premature infants and all of our anticipated clinical-scale production requirements including Surfaxin for the treatment of ARDS in adults. See “Risks Related to Our Business” - “In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product which may not be readily available” and “If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products;”

(iii)
build our sales and marketing capabilities to execute the launch of Surfaxin in the United States, if approved. We are building our own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU and, as products are developed, to expand to critical care and hospital settings. This strategic initiative, led by the anticipated launch of Surfaxin, is intended to allow us to fully control our own sales and marketing operation, establish a strong presence in the NICU and optimize company economics;

(iv)	implement our commercialization strategy for Surfaxin in Europe and the rest of the world through corporate partnerships; and

(v)	invest in additional general and administrative resources primarily to support our business development initiatives, financial systems and controls and management information technologies.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through March 31, 2005, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through December 31, 2004, we had not generated taxable income. On December 31, 2004, net operating losses available to offset future taxable income for Federal tax purposes were approximately $140.7 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, we have a research and development tax credit carryforward of $2.6 million at December 31, 2004. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 and continuing through 2023.

Results of Operations

The net loss for the periods ended March 31, 2005 and 2004 were $9.3 million (or $0.18 per share) and $8.9 million (or $0.20 per share), respectively.

Revenue

Revenue for the three months ended March 31, 2005 and 2004 was $61,000 and $142,000, respectively. This revenue is primarily associated with our corporate partnership agreement with Esteve to develop, market and sell Surfaxin in Southern Europe, as was in effect during such periods. The decrease in revenue is due to the extension of the amortization period as a result of the adjusted timelines for the anticipated FDA approval for Surfaxin, and related revenue recognition of the funding previously provided to us in connection with our corporate partnership with Esteve.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2005 and 2004 were $5.1 million and $6.7 million, respectively.

The research and development expenses for the three months ended March 31, 2005 and 2004 primarily reflect:

(i)
manufacturing activities, including manufacturing personnel costs to support further development and scale-up of our current contract manufacturer, Laureate and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and building our own manufacturing facility. Expenses related to manufacturing activities were $1.4 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. Included in manufacturing activities for the three months ended March 31, 2005 were primarily costs associated with our participation in corrective measures taken as a response to an inspection report from the FDA to Laureate. Included in manufacturing activities for the three months ended March 31, 2004 were expenses associated with the transfer (completed in 2004) and validation of our manufacturing equipment to Laureate to support the production of clinical and commercial drug supply of Surfaxin in conformance with cGMPs; and

(ii)
research and development expenses, excluding manufacturing activities, of $3.7 million and $5.0 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, research and development activities primarily reflect regulatory activities for Surfaxin for the prevention of RDS in premature infants (associated with our FDA Approvable Letter and regulatory activities for the MAA filed with the EMEA in Europe), clinical activities related to our Phase 2 clinical trials for ARDS, BPD and nCPAP. Additionally, such costs include product development of our aerosol SRT programs. For the three months ended March 31, 2004, research and development activities were primarily associated with clinical and regulatory activities for Surfaxin for the prevention of RDS in premature infants (principally the NDA filing) and investment in our SRT pipeline.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $4.3 million and $2.3 million, respectively. General and administrative expenses consist primarily of the costs of executive management, finance and accounting, business and commercial development, pre-launch commercial sales and marketing, legal, facility and other administrative costs.

The general and administrative expenses for the three months ended March 31, 2005 and 2004 primarily reflect:

(i)
commercialization activities, including building a sales and marketing senior management team and activities to support medical affairs as well as medical science liaisons, in anticipation of the launch of Surfaxin for the prevention of RDS in premature infants in the United States and Europe, if approved. Expenses for commercialization activities for the three months ended March 31, 2005 and 2004 were $2.4 million and $936,000, respectively; and

(ii)
general and administrative expenses, excluding commercialization activities, of $1.9 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. These expenses include financial and information technology capabilities in preparation for the potential approval and launch of Surfaxin for the prevention of RDS in premature infants, executive management and support infrastructure, legal activities related to the preparation and filing of patents in connection with the expansion of our SRT pipeline, facilities related costs to accommodate current and prepare for future growth, and corporate governance initiatives to comply with the Sarbanes-Oxley Act.

Other Income/(Expense)

Other income/(expense) for the three months ended March 31, 2005 and 2004 was $13,000 and $(23,000), respectively.

Interest income for the three months ended March 31, 2005 and 2004 was $214,000 and $63,000, respectively. The increase is primarily due to a higher average cash, cash equivalent and marketable securities balance and a general increase in earned market interest rates.

Interest expense for the three months ended March 31, 2005 and 2004 was $201,000 and $86,000, respectively. The increase is primarily due to interest expense associated with our credit facility and capital lease financing arrangements. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2005, we had cash, cash equivalents, restricted cash and marketable securities of $51.8 million as compared to $32.7 million as of December 31, 2004. In February 2005, we completed a registered direct public offering of 5,060,000 shares of its common stock. The shares were priced at $5.75 per share resulting in the receipt of gross and net proceeds equal to $29.1 million and $27.5 million, respectively. Excluding proceeds from this public offering, net cash used in the first quarter of 2005 was $8.4 million. Cash used in operating and investing activities during the quarter was $11.0 million, offset by $2.6 million accessed under our secured credit facility from PharmaBio.

Committed Equity Financing Facility (CEFF)

We have a CEFF with Kingsbridge, pursuant to which Kingsbridge is committed to finance up to $75.0 million of capital to support our future growth, which expires in October 2007. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of its common stock at a discount between 6% and 10% of the volume weighted average price of its common stock and thus raise capital as required, at the time, price and in amounts deemed suitable to us. During the first quarter of 2005, we did not raise capital under the CEFF. As of March 31, 2005, $67.8 million remains available under the CEFF.

In connection with a registered direct public offering we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to access funds under the CEFF until May 26, 2005, or in an amount greater than $5.0 million for an additional 90-day period thereafter.

Secured, Revolving Credit Facility and Capital Lease Arrangement

Secured Credit Facility with Quintiles

We have an $8.5 million secured credit facility with PharmaBio, Quintiles’ strategic investment group affiliate. Interest is paid quarterly in arrears at a rate equal to 8% annually. During the first quarter of 2005, we accessed the remaining $2.6 million available under the credit facility and currently the entire $8.5 million is outstanding and is due in December 2006.

Capital Lease Financing Arrangement with GECC

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of GECC. Under this arrangement, we purchase capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finance those purchases through this capital lease financing arrangement. This arrangement provides us with financing for up to $9.0 million, of which $1.5 million is contingent upon FDA approval of Surfaxin for the prevention of RDS in premature infants. The funds may be drawn down through September 2005. Laboratory and manufacturing equipment is leased over 48 months with an interest rate equal to 9.39% per annum and all other equipment is leased over 36 months with an interest rate equal to 9.63% per annum. During the first quarter of 2005, we used $225,000 under the capital lease financing arrangement. As of March 31, 2005, we had used $3.3 million of the financing available under the line of credit and, after giving effect to principal payments, $2.5 million was outstanding. As of March 31, 2005, $4.2 million was available under the capital lease financing arrangement.

Lease Agreements

We maintain facility leases for our operations in Pennsylvania and California.

We maintain our headquarters in Warrington, Pennsylvania. The facility is 39,594 square feet and serves as the main operating facility for clinical development, regulatory, sales and marketing and administration. The lease expires in February 2010 with total aggregate payments of $4.6 million.

We also lease approximately 14,000 square feet of office and laboratory space in Doylestown, Pennsylvania. We maintain the Doylestown facility for the continuation of analytical laboratory activities under a lease that expires in August 2005.

We lease office and laboratory space in Mountain View, California. The facility is 16,800 square feet and houses our aerosol development operations. The lease expires in June 2008 with total aggregate payments of $804,000.

Prior to leasing the Mountain View facility, we subleased office and laboratory space in Redwood City, California. The facility was approximately 5,000 square feet and housed the aerosol development operations. In December 2004, we vacated the Redwood City facility and moved to the Mountain View facility. In February 2005, the sublease agreement for the Redwood City facility was terminated.

Working Capital

We believe our current working capital is sufficient to meet planned activities into 2006, before taking into account any amounts that may be available through the use of the CEFF. In connection with the registered direct public offering we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to offer to sell any additional shares of common stock until May 29, 2005 without the consent of SG Cowen, subject to certain exceptions contained therein. Pursuant to the Placement Agent Agreement, we also agreed to not access funds under the CEFF until May 26, 2005, or in an amount greater than $5.0 million for an additional 90-day period thereafter.

We will need additional financing from investors or collaborators to complete research and development and commercialization of our current product candidates under development. Working capital requirements will depend upon numerous factors, including, without limitation, the progress of research and development programs, clinical trials, timing and cost of obtaining regulatory approvals, timing and cost of sales and marketing activities, levels of resources that we devote to the development of manufacturing and marketing capabilities, technological advances, status of competitors, ability to establish collaborative arrangements with other organizations, the ability to defend and enforce intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

Historically, our working capital has been provided from the proceeds of private financings and strategic alliances:

We have a shelf registration statement filed with the SEC for the proposed offering from time to time of shares of common stock. In February 2005, we completed a registered direct public offering of 5,060,000 shares of common stock at $5.75 per share, resulting in gross proceeds of $29.1 million. There are currently 708,592 shares reserved for potential future issuance under the shelf registration statement.

In December 2004, we entered into a financing pursuant to the CEFF resulting in proceeds of $7.2 million from the issuance of 901,742 shares at an average price of $7.98, after taking into account the applicable discount rate provided for by the CEFF.

In April 2004, we completed an underwritten registered direct public offering of 2.2 million shares of common stock priced at $11.00 per share pursuant to the shelf registration statement, resulting in gross and net proceeds of $24.2 million and $22.8 million, respectively.

We will require substantial additional funding to conduct our business, including our expanded research and product development activities and establishment of commercialization resources. Based on our current operating plan, we believe that our currently available resources, including amounts that may be available under our CEFF with Kingsbridge and our capital lease financing arrangement with General Electric Capital Corporation, will be adequate to satisfy our capital needs into 2006. Our future capital requirements will depend on the results of our manufacturing activities, research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners.

We may, in some cases, elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our credit facility with PharmaBio, our CEFF with Kingsbridge and our capital lease financing arrangement with General Electric Capital Corporation, we have not entered into any additional arrangements to obtain additional financing. The sale of additional equity and debt securities may result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to them, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of common stock on the NASDAQ National Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See “Risks Related to Our Business” - “We will need additional capital, and our ability to continue all of our existing planned research and development activities is uncertain. Any additional financing could result in equity dilution;” “ - The market price of our stock may be adversely affected by market volatility;” and “ - A substantial number of our securities are eligible for future sale and this could affect the market price for our stock and our ability to raise capital.”

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

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of March 31, 2005, we have an accumulated deficit of approximately $152.4 million and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our technology platform is based solely on our proprietary precision-engineered, surfactant technology. Our ongoing clinical trials for our lead surfactant replacement technologies may be delayed, or fail, which will harm our business.

Our precision-engineered surfactant platform technology is based on the scientific rationale of SRT to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. We have received an Approvable Letter from the FDA for Surfaxin, our lead product, for the prevention of RDS in premature infants, and have filed an MAA with the EMEA for clearance to market Surfaxin in Europe. The Approvable Letter from the FDA contains conditions that Discovery must meet in order to obtain approval and they primarily involve finalizing labeling and correcting previously reported manufacturing issues. Currently, we are conducting a Phase 2 clinical trial for the treatment of ARDS in adults and a Phase 2 trial for the prevention of MAS in full-term infants. We have initiated a Phase 2 clinical trial using aerosolized SRT via nCPAP to potentially treat premature infants in the NICU suffering from Neonatal Respiratory Failures, a Phase 2 clinical trial using Surfaxin for the prevention of BPD, and are preparing to initiate a Phase 2 trial using DSC-104 to treat patients with asthma.

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

In January 2005, the FDA issued an inspection report (FDA Form-483) to Laureate, citing certain observations concerning Laureate’s compliance with current cGMPs in connection with the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. In response, a cGMP Action Plan was submitted to the FDA on January 31, 2005, outlining corrective measures anticipated to be completed by July 2005. Assuming the adequacy of such corrective actions and the approval of our NDA for Surfaxin, we anticipate that the commercial launch of Surfaxin will occur in the first quarter of 2006. We anticipate that our manufacturing capabilities through Laureate, upon successful completion and implementation of our Action Plan should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the prevention of RDS in premature infants and our other Surfactant Replacement Therapies for our planned clinical trials. If the FDA does not accept the cGMP Action Plan, or we or Laureate do not adequately address the initiatives set forth therein, the FDA may delay its approval of our NDA for Surfaxin or reject our NDA. Any delay in the approval of the NDA, or the rejection thereof, will have a material adverse effect on our business.

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

The FDA and foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs or similar requirements that the FDA or corresponding foreign regulators establish. Contract manufacturers may face manufacturing or quality control problems causing product production and shipment delays or a situation where the contractor may not be able to maintain compliance with the FDA’s cGMP requirements, or those of comparable foreign regulatory authorities, necessary to continue manufacturing our drug substance. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products. See also “Risks Related to Our Business - In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product, which may not be readily available”.

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

We will need substantial additional funding to conduct our presently planned research and product development activities. Based on our current operating plan, we believe that our currently available financial resources will be adequate to satisfy our capital needs into 2006. Our future capital requirements will depend on a number of factors that are uncertain, including the results of our research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process, among others. We will likely need to raise substantial additional funds through collaborative ventures with potential corporate partners and through additional debt or equity financings. We may also continue to seek additional funding through capital lease transactions. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements. This would increase our cash requirements for research and development.

We have not entered into arrangements to obtain any additional financing, except for the CEFF with Kingsbridge, our revolving credit facility with PharmaBio and our capital equipment lease financing arrangement with GECC. In connection with a registered direct public offering that we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to offer to sell any additional shares of our common stock until May 29, 2005 without the consent of SG Cowen, subject to certain exceptions contained therein. Pursuant to the Placement Agent Agreement, we also agreed to not access funds under the CEFF until May 26, 2005, or in an amount greater than $5 million for an additional 90-day period thereafter. Any additional financing could include unattractive terms or result in significant dilution of stockholders’ interests and share prices may decline. If we fail to enter into collaborative ventures or to receive additional funding, we may have to delay, scale back or discontinue certain of our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. If we are unable to raise required capital, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. See “Risks Related to Our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders”.

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

Our strategy for the completion of the required development and clinical testing of our products and for the manufacturing, marketing and commercialization of our products, in many cases, depends upon entering into collaboration arrangements with pharmaceutical companies to market, commercialize and distribute our products. We have a revised collaboration arrangement with Esteve for Surfaxin and certain other of our product candidates that is now focused on key Southern European markets. Within these countries, Esteve will be responsible for the development and marketing of Surfaxin for a broader portfolio of indications, including the prevention/treatment of RDS in premature infants, MAS in full-term infants and ALI/ARDS in adults. Esteve will also be responsible for the sponsorship of certain clinical trial costs related to obtaining EMEA approval for commercialization of Surfaxin in Europe for several indications. We will be responsible for the remainder of the regulatory activities relating to Surfaxin, including with respect to EMEA filings.

If we or Esteve breach or terminate the agreements that make up such collaboration arrangements or Esteve otherwise fails to conduct their Surfaxin-related activities in a timely manner or if there is a dispute about their obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability for the indications of Surfaxin which Esteve. Accordingly, we may need to enter into additional collaboration agreements and our success, particularly outside of the United States, may depend upon obtaining additional collaboration partners. In addition, we may depend on our partners’ expertise and dedication of sufficient resources to develop and commercialize our proposed products. We may, in the future, grant to collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Under these arrangements, our collaboration partners may control key decisions relating to the development of the products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships or if our collaboration partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner and would have a material adverse effect on the commercialization of Surfaxin. See “Risks Related to Our Business - We currently have a limited sales and marketing team and, therefore, must develop a sales and marketing team or enter into distribution arrangements and marketing alliances, which could require us to give up rights to our product candidates. Our limited sales and marketing experience may restrict our success in commercializing our product candidates”.

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

Furthermore, the life of our patents is limited. We have licensed a series of patents from Johnson & Johnson and its wholly owned subsidiary, Ortho Pharmaceutical Corporation, which are important, either individually or collectively, to our strategy of commercializing our surfactant technology. Such patents, which include relevant European patents, expire on various dates beginning in 2009 and ending in 2017 or, in some cases, possibly later. We have filed, and when possible and appropriate, will file, other patent applications with respect to our products and processes in the United States and in foreign countries. We may not be able to develop additional products or processes that will be patentable or additional patents may not be issued to us. See also “Risks Related to Our Business - If we cannot meet requirements under our license agreements, we could lose the rights to our products”.

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

We may also rely on third-party distributors to distribute our products or enter into marketing alliances to sell our products. We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to successfully develop a marketing and sales team or to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including:

—we may be required to relinquish important rights to our products or product candidates;
—we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;
—our distributors or collaborators may experience financial difficulties;
—our distributors or collaborators may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in terminating such distribution agreements; and
—business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

In addition, establishing the expertise necessary to successfully market and sell Surfaxin, or any other product, will require a substantial capital investment. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, as described above, partnering of clinical programs at opportune times and continued prudent fiscal management. Accordingly, we may not have the funds to successfully commercialize Surfaxin or any other potential product in the United States or elsewhere.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved in our formation or have otherwise been involved with us for many years, have played integral roles in our progress and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. At March 31, 2005, we had employment agreements with seven officers expiring in December 2005. However, commencing on January 1, 2006, and on each January 1st thereafter, the term of these agreements shall automatically be extended for one additional year, unless at least 90 days prior to such January 1st date, either we or the officer shall have given notice that such party does not wish to extend the agreement. Although these employment agreements generally provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals, and the applicable noncompete provisions can be difficult and costly to monitor and enforce. Further, we do not maintain key-man life insurance.

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

Four products, three that are animal-derived and one that is a synthetic, are specifically approved for the prevention of RDS in premature infants. Exosurf® is synthetic and is marketed by GlaxoSmithKline, plc, outside the United States and contains only phospholipids (the fats normally present in the lungs) and synthetic organic detergents and no stabilizing protein or peptides. This product, however, does not contain any surfactant proteins, is not widely used and its active marketing recently has been discontinued by its manufacturer. Curosurf® is a porcine lung extract that is marketed in Europe by Chiesi Farmaceutici S.p.A., and in the United States by Dey Laboratories, Inc. Survanta®, marketed by the Ross division of Abbott Laboratories, Inc., is an extract of bovine lung that contains the cow version of surfactant protein C. Forest Laboratories, Inc., markets its calf lung surfactant, Infasurf® in the United States for the prevention of RDS in premature infants. Although none of the four approved surfactants for RDS in premature infants is approved for ALI or ARDS in adults, which are significantly larger markets, there are a significant number of other potential therapies in development for these indications that are not surfactant-related. Any of these various drugs or devices could significantly impact the commercial opportunity for Surfaxin. We believe that engineered precision-engineered surfactants such as Surfaxin will be far less expensive to produce than the animal-derived products approved for the prevention of RDS in premature infants and will have no capability of transmitting the brain-wasting bovine spongiform encephalopathy (commonly called “mad-cow disease”) or causing adverse immunological responses in young and older adults.

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

As of March 31, 2005, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 13% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our common stock is listed for quotation on the NASDAQ National Market. During the three month period ended March 31, 2005, the price of our common stock has ranged from $5.05 to $8.60. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended March 31, 2005, the average daily trading volume in our common stock was approximately 578,000 shares and the average number of transactions per day was approximately 1,800. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of March 31, 2005, we had 53,511,946 shares of common stock issued and outstanding. In addition, as of March 31, 2005, up to 9,327,408 shares of our common stock were issuable upon exercise of outstanding options and warrants. In December 2003, we filed a Form S-3 shelf registration statement with the Commission for the proposed offering from time to time of up to 6,500,000 shares of common stock, of which 708,592 shares of our common stock currently remain available for us to sell in registered transactions. We have no immediate plans to sell any securities under the shelf registration. However, we may issue securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time. Additionally, there are 14,098,000 shares of our common stock that are reserved for issuance under the CEFF arrangement with Kingsbridge. See “Risks Related to Our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the disclosure controls and procedures were effective in their design to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls

There were no changes in internal controls over financial reporting or other factors that could materially affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended March 31, 2005, pursuant to the exercise of outstanding warrants and options, we issued an aggregate of 10,252 shares of common stock at various exercise prices ranging from $1.50 to $7.22 per share for a aggregate consideration equal to $25,851. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker-dealers were involved in the sale and no commissions were paid.

We have a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, we allowed for periodic discretionary matches of newly issued shares of common stock with the amount of any such match determined as a percentage of each participant’s cash contribution. The total fair market value of our match of common stock to the 401(k) for the quarter ended March 31, 2005 was $53,237.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Discovery Laboratories, Inc.
(Registrant)
Date: May 3, 2005	By:	/s/ Robert J. Capetola
Robert J. Capetola, Ph.D.
President and Chief Executive Officer

Date: May 3, 2005	By:	/s/ John G. Cooper
John G. Cooper
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements, if any, are marked with an asterisk.

Exhibit No.	Description	Method of Filing
10.1	Placement Agent Agreement, dated February 17, 2005, between the Company and SG Cowen & Co., LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, report date February 17, 2005.
10.2	Placement Agent Agreement, dated February 18, 2005, between the Company and SG Cowen & Co., LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, report date February 18, 2005.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.