Form 10-Q
period 2005-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2005-08-05
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 5, 2005, 53,775,963 shares of common stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION	Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS --
As of June 30, 2005 (unaudited) and December 31, 2004	Page 1

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) -
For the Three Months Ended June 30, 2005 and 2004; and
for the Six Months Ended June 30, 2005 and 2004	Page 2

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)--
For the Six Months Ended June 30, 2005 and 2004	Page 3

Notes to Consolidated Financial Statements
- June 30, 2005 (unaudited)	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 39

Item 4. Controls and Procedures	Page 39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	Page 41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 41

Item 3. Defaults Upon Senior Securities	Page 41

Item 4. Submission of Matters to a Vote of Security Holders	Page 41

Item 5. Other Information	Page 42

Item 6. Exhibits	Page 42

Signatures	Page 43

Unless the context otherwise requires, all references to “we,”“us,”“our,” and the “Company” include Discovery Laboratories, Inc. (“Discovery”), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

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

Examples of the risks and uncertainties include, but are not limited to: risk that financial conditions may change; risks relating to the progress of our research and development (including the results of clinical trials being conducted by us and the risk that our lead product candidate, Surfaxin®, or other drug candidates will not prove to be safe or useful for the treatment of certain indications); the risk that we will not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for our aerosol and Surfactant Replacement Therapies); risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all; risk that our internal sales and marketing organization will not succeed in developing market awareness of our products; risk that our internal sales and marketing organization will not be able to attract or maintain qualified personnel; delays in the FDA’s or other health regulatory authorities’ approval or potential rejection of any applications we file, including the New Drug Application (NDA) we filed in April 2004 and the Marketing Approval Application (MAA) we submitted in October 2004; risks that any such regulatory authority will not approve the marketing and sale of a drug product even after acceptance of an application we file for any such drug product; risks relating to the ability of our third party contract manufacturers to provide us with adequate supplies of drug substance and drug products for completion of any of our clinical studies or commercialization; risks relating to the lack of adequate supplies of drug substance and drug product for completion of any of our clinical studies, and risks relating to the development of competing therapies and/or technologies by other companies; and the other risks and certainties detailed in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risks Related to Our Business,” and in the documents incorporated by reference in this report. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,335	$29,264
Restricted cash	646	646
Available-for-sale marketable securities	24,965	2,744
Note receivable, current portion	3	3
Prepaid expenses and other current assets	781	685
Total Current Assets	43,730	33,342
Property and equipment, net of accumulated depreciation	4,076	4,063
Note receivable, non-current portion	188	190
Other assets	32	42
Total Assets	$48,026	$37,637
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,766	$7,969
Capitalized leases, current portion	931	854
Total Current Liabilities	7,697	8,823
Deferred revenue	49	134
Credit facility, non-current portion	8,500	5,929
Capitalized leases, non-current portion	1,583	1,654
Total Liabilities	17,829	16,540
Stockholders’ Equity:
Common Stock ($0.001 par value; 180,000 authorized; 53,996 and 48,747 issued, 53,683 and 48,434 outstanding at June 30, 2005 and December 31, 2004, respectively)	54	49
Additional paid-in capital	195,764	167,627
Unearned portion of compensatory stock options	(346)	(461)
Accumulated deficit	(162,203)	(143,061)
Treasury stock (at cost; 313 shares)	(3,054)	(3,054)
Accumulated other comprehensive loss	(18)	(3)
Total Stockholders’ Equity	30,197	21,097
Total Liabilities & Stockholders’ Equity	$48,026	$37,637

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Contracts and Grants	$24	$697	$85	$839
Expenses:
Research & Development	5,864	6,373	10,984	13,083
General & Administrative	4,095	3,175	8,365	5,456
Total Expenses	9,959	9,548	19,349	18,539
Operating Loss	(9,935)	(8,851)	(19,264)	(17,700)
Other income and (expense):
Interest and other income	342	90	556	153
Interest expense	(233)	(136)	(434)	(222)
Net Loss	$(9,826)	$(8,897)	$(19,142)	$(17,769)
Net loss per common share - basic and diluted	$(0.18)	$(0.19)	$(0.37)	$(0.39)
Weighted average number of common shares outstanding - basic and diluted	53,587	46,683	52,029	45,003

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(19,142)	$(17,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	383	252
Compensatory stock options expense / 401k match	260	512
Changes in:
Prepaid expenses and other current assets	(96)	(630)
Accounts payable and accrued expenses	(1,203)	442
Other assets	10	--
Deferred revenue	(85)	(269)
Net cash used in operating activities	(19,873)	(17,462)
Cash flows from investing activities:
Purchases of property and equipment	(396)	(760)
Related party loan payments received	2	2
Purchases of marketable securities	(30,108)	(17,800)
Proceeds from sales or maturity of marketable securities	7,872	--
Net cash used in investing activities	(22,630)	(18,558)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	27,997	27,098
Proceeds from credit facility	2,571	2,375
Equipment financed through capital lease obligation	433	866
Principal payments under capital lease obligation	(427)	(214)
Net cash provided by financing activities	30,574	30,125
Net decrease in cash and cash equivalents	(11,929)	(5,895)
Cash and cash equivalents - beginning of period	29,264	29,422
Cash and cash equivalents - end of period	$17,335	$23,527
Supplementary disclosure of cash flows information:
Interest paid	$377	$92
Non-cash transactions:
Class H warrants issued/revalued	--	(26)
Unrealized loss on marketable securities	(15)	(18)

Notes to Consolidated Financial Statements (unaudited)

Note 1 - The Company and Basis of Presentation

The Company

Discovery Laboratories, Inc. is a biotechnology company developing its proprietary surfactant technology as Surfactant Replacement Therapies (SRT) for respiratory diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precisely engineered surfactant that is designed to closely mimic the essential properties of natural human lung surfactant. We believe that through this technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the neonatal intensive care unit, critical care unit and other hospital settings, where there are few or no approved therapies available.

We have received an Approvable Letter from the FDA for Surfaxin® (lucinactant), our lead product, for the prevention of Respiratory Distress Syndrome (RDS) in premature infants, and we have filed a Marketing Authorization Application (MAA) with the European Medicines Evaluation Agency (EMEA) for clearance to market Surfaxin in Europe. We are also conducting various clinical programs to develop potential therapies to address Acute Respiratory Distress Syndrome (ARDS) in adults, Bronchopulmonary Dysplasia (BPD) in premature infants, Neonatal Respiratory Disorders in premature infants, asthma in adults and Meconium Aspiration Syndrome (MAS) in full-term infants.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 3 - Stock Based Employee Compensation

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. We continue to account for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” and, accordingly, recognize compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the options at the date of grant. The effect of applying SFAS No. 148 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation costs for our stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 148, the pro forma net loss for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per shares data)	June 30,		June 30,
	2005	2004	2005	2004

Net Loss as Reported	$(9,826)	$(8,897)	$(19,142)	$(17,769)

Additional stock-based employee compensation	$(4,014)	$(2,740)	$(4,633)	$(2,740)

Pro forma net loss	$(13,840)	$(11,637)	$(23,775)	$(20,509)
Pro forma net loss per share	$(0.26)	$(0.25)	$(0.46)	$(0.46)

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

Note 4 - Comprehensive Loss

Total comprehensive loss was $9.8 million and $19.2 million for the three and six months ended June 30, 2005, respectively, and $8.9 million and $17.8 million for the three and six months ended June 30, 2004. Total comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities.

Note 5 - Restricted Cash

There are cash balances that are restricted as to use and disclose such amounts separately on our balance sheets. The primary component of Restricted Cash is a security deposit in the amount of $600,000 in the form of a letter of credit related to the lease agreement dated May 26, 2004 for office space in Bucks County, Pennsylvania. The letter of credit is secured by cash and is recorded in our balance sheets as “Restricted Cash.” Beginning in March 2008, the security deposit and the letter of credit will be reduced to $400,000 and will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease in November 2009, the letter of credit will expire.

Note 6 - Note Receivable

Note receivable pertains to a $200,000, 7% per annum mortgagor’s note due from one of our executive officers. This note is secured by a mortgage agreement dated July 24, 2001. The note calls for monthly payments of principal and interest over a 360-month period. The principal balance outstanding at June 30, 2005 and December 31, 2004 was approximately $191,000 and $193,000, respectively.

Note 7 - Treasury Stock

Occasionally, certain members of our management and certain consultants, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tender shares of common stock held by such persons in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. These shares are accounted for as treasury stock. There were no such shares tendered during the six months ended June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” should be read in connection with our Consolidated Financial Statements.

Overview

Discovery Laboratories, Inc. is a biotechnology company developing its proprietary surfactant technology as precision-engineered Surfactant Replacement Therapies (SRT) for respiratory diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precision-engineered surfactant that is designed to closely mimic the essential properties of natural human lung surfactant. We believe that through this technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the neonatal intensive care unit (NICU), critical care unit and other hospital settings, where there are few or no approved therapies available.

We have received an Approvable Letter from the U.S. FDA for Surfaxin® (lucinactant), our lead product, for the prevention of RDS in premature infants. In July 2005, we submitted our response to the Approvable Letter to the FDA and believe that this response addresses the comments noted by providing the FDA with the information necessary to complete its review of the Surfaxin New Drug Application (NDA) by the end of January 2006. Certain pre-approval activities are ongoing, including labeling discussions, process validation and reinspection activities related to our Surfaxin manufacturing process. We anticipate potential approval and commercial launch of Surfaxin in the United States to occur in the first quarter of 2006. We have also filed a Marketing Authorization Application (MAA) with the European Medical Evaluation Agency (EMEA) for clearance to market Surfaxin in Europe and anticipate potential EMEA approval to occur in the first quarter of 2006.

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

We are also developing SRT to address unmet respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings. In this respect, we are conducting a Phase 2 clinical trial of Surfaxin for the treatment of Acute Respiratory Distress Syndrome (ARDS) in adults in the intensive care unit (ICU), for which we announced preliminary data in December 2004. We have completed a Phase 1b trial of our precision-engineered lung surfactant delivered as an inhaled aerosol for patients who suffer from asthma (development name DSC-104). In addition, we are evaluating the development of aerosolized formulations of our precision-engineered SRT to potentially prevent or treat Acute Lung Injury, COPD and other respiratory conditions.

In anticipation of the potential approval of Surfaxin for the prevention of RDS in premature infants in the United States and other global markets, we are presently implementing a long-term business strategy which includes:

(i)
manufacturing for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs, if approved, in the United States, Europe and other markets. We are investing in the further development and scale-up of the current contract manufacturer of our SRT, Laureate Pharma, Inc. (Laureate), and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility. In January 2005, the FDA issued an inspection report (FDA Form-483) to Laureate citing certain observations concerning Laureate’s compliance with current Good Manufacturing Practices (cGMPs) in connection with the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations related to basic quality controls, process assurances and documentation requirements to support the commercial production process. On July 29, 2005, we submitted a response to the Approvable Letter to the FDA. We believe that the quality systems and documentation control enhancements that we have implemented jointly with Laureate to support this response prepare us for the FDA’s reinspection of Laureate’s Totowa facility. Assuming the adequacy of such corrective actions and the approval of the NDA, we anticipate that the commercial launch of Surfaxin will occur in the first quarter of 2006. Our other clinical programs currently in progress are not affected by the reinspection process and remain on track. However, if the inspection observations noted in the FDA Form-483 are not resolved in a satisfactory time period, a delay may occur in these programs. We do not expect that the foregoing will have an effect on our European regulatory filings;

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

Since our inception, we have incurred significant losses and, as of June 30, 2005, had an accumulated deficit of $162.2 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, financial, business development, pre-launch commercialization sales and marketing, legal and general corporate activities and related expenses. See “Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings and strategic collaborations. As of June 30, 2005, we had (i) cash and investments of $42.9 million, (ii) a secured revolving credit facility of $8.5 million with PharmaBio, of which the entire amount was outstanding and (iii) a $9.0 million capital equipment lease financing arrangement with General Electric Capital Corporation (GECC), of which $7.5 million was available for borrowing, $3.5 million has been drawn, and $2.5 million was outstanding. We also had up to $67.8 million available under the Committed Equity Financing Facility (CEFF) from Kingsbridge Capital Ltd. (Kingsbridge). In connection with a registered direct public offering we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen & Co. LLC (SG Cowen) on February 18, 2005. Pursuant to such agreement, we will not to access funds under the CEFF in an aggregate amount greater than $5.0 million until August 25, 2005.

Research and Development

Research and development expenses for the three and six months ended June 30, 2005 were $5.9 million and $11.0 million, respectively, and for the three and six months ended June 30, 2004, were $6.4 million and $13.1 million, respectively. These costs are charged to operations as incurred and we track such costs by category rather than by project. Research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations and other direct clinical trials activities.

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

Manufacturing Development

Manufacturing development primarily reflects costs incurred to prepare current good manufacturing procedures (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. Manufacturing development activities include external contract manufacturing resources (as well as further development and scale-up of our current contract manufacturer of SRT, Laureate and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility), personnel costs, depreciation and expenses associated with technology transfer, process development and validation, quality control and assurance activities and analytical services.

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

The following summarizes our research and development expenses by the foregoing categories for the three and six months ended June 30, 2005 and 2004:

( in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development Expenses:	2005	2004	2005	2004

Research and pre-clinical operations	$426	$650	$ 1,355	$1,301
Manufacturing development	2,656	1,830	4,046	3,564
Unallocated development - clinical and regulatory operations	1,845	2,011	3,484	4,244
Direct clinical trial expenses	937	1,882	2,099	3,974
Total Research and Development Expenses	$5,864	$6,373	$ 10,984	$13,083

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review, clinical or pre-clinical development and the status and anticipated completion date of each of our lead SRT programs is discussed above. Successful completion of development of our SRT is contingent on numerous risks, uncertainties and other factors, which are described in detail in the section entitled “Risks Related to Our Business.”

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
•
Timely resolution of certain cGMP-related matters at Laureate, the contract manufacturer for Surfaxin and certain other Surfactant Replacement Therapies presently under development, including maters that were noted by the FDA in its inspectional report on FDA Form-483; and

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

In December 2004, we reached an agreement with Esteve to restructure our corporate partnership for the development, marketing and sales of our products in Europe and Latin America. This restructured partnership supersedes the existing sublicense and supply agreements we had entered into with Esteve in March 2002. Under the revised partnership, we regained full commercialization rights in key European markets, Central America and South America for SRT, including Surfaxin for the prevention of RDS in premature infants and the treatment of ARDS in adults. Esteve will focus on Andorra, Greece, Italy, Portugal, and Spain, and now has development and marketing rights to a broader portfolio of potential SRT products. Under the restructured collaboration, Esteve will pay us a transfer price on sales of Surfaxin and other SRT that is increased from that provided for in the previous collaborative arrangement. We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the revised territory. Esteve has agreed to make stipulated cash payments to us upon its achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the revised territory.

In consideration for regaining commercial rights in the 2004 restructured partnership, we issued to Esteve 500,000 shares of common stock for no cash consideration, valued at $3.5 million. We incurred a non-cash charge, including the value of the shares issued and other costs related to the restructuring, of $4.1 million. We also granted to Esteve rights to additional potential SRT products in our pipeline, and also agreed to pay to Esteve 10% of cash up-front and milestone fees that we may receive in connection with any future strategic collaborations for the development and commercialization of Surfaxin for RDS, ARDS or certain other SRTs in the territory for which we had previously granted a license to Esteve. Payments to Esteve in respect of any such up-front and milestone fees are not to exceed $20 million in the aggregate.

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

In order to address the most prevalent respiratory disorders affecting infants in the NICU, we are conducting several NICU therapeutic programs targeting respiratory conditions cited as some of the most significant unmet medical needs for the neonatal community. These programs include three Phase 2 clinical trials - Surfaxin for the treatment of BPD in premature infants, aerosolized SRT administered via nCPAP for Neonatal Respiratory Failures and Surfaxin for the prophylactic/early treatment of MAS in full term infants.

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

We are currently conducting an open label, Phase 2, multicenter pilot study to evaluate aerosolized SRT delivered via nCPAP in premature infants. This trial will be conducted at up to four centers in the United States and will enroll approximately 20 infants with a gestational age of 28-32 weeks who are suffering from RDS. Patients will receive, in two treatment regimens, aerosolized SRT delivered via nCPAP within thirty minutes of birth. The overall program is to begin with a pilot study to evaluate the safety and tolerability of aerosolized SRT delivered via our proprietary nCPAP technology, initially with patients who suffer from RDS followed by additional studies to include other neonatal respiratory failures within the NICU. Results of this Phase 2 pilot study are anticipated to be available in the third quarter of 2005.

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

SRT for Critical Care and Hospital Indications

In an effort to address unmet respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings, we are conducting a Phase 2 clinical trial for the treatment of ARDS in adults in the ICU. The Phase 2 protocol was modified to better establish the endpoint signal in key clinical outcomes in order to properly power and design a potential Phase 3 clinical trial. The modified protocol allows for increased enrollment of up to 160 patients. The remainder of the trial will be comprised of Surfaxin Dose Group B (lavage and bolus) and Standard of Care. Results of the Phase 2 trial are anticipated to be available in the first quarter of 2006.

During 2004, we completed a successful Phase 1b clinical trial intended to evaluate the tolerability and lung deposition of our precision-engineered SRT, delivered as an inhaled aerosol to treat patients with mild-persistent asthma (development name DSC-104).

We are also evaluating the development of aerosolized formulations of our precision-engineered surfactant to potentially prevent or treat ALI, COPD, rhinitis, sinusitis, sleep apnea and otitis media (inner ear infection). We are presently evaluating the priority of our aerosolized programs, including DSC-104, in an effort to optimize our clinical development strategy;

(ii)
invest in and support a long-term manufacturing strategy for the production of our precision-engineered surfactant drug product including: (a) certain measures required for our current contract manufacturer, Laureate, to be in compliance with cGMPs to support the FDA’s review of and potential approval of our NDA for Surfaxin for the prevention of RDS in premature infants; (b) further development and scale-up of the Laureate facility; (c) securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility. We anticipate that our manufacturing capabilities through Laureate, should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the prevention of RDS in premature infants and all of our anticipated clinical-scale production requirements including Surfaxin for the treatment of ARDS in adults. See “Risks Related to Our Business” - “In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product which may not be readily available” and “If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products;”

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

(iv)	implement our commercialization strategy for Surfaxin in Europe and the rest of the world through corporate partnerships; and

(v)
invest in additional general and administrative resources primarily to support our intellectual property portfolios, including building and enforcing our patent and trademark positions, our business development initiatives, financial systems and controls and management information technologies.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through June 30, 2005, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

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

Results of Operations

The net loss for the three and six month periods ended June 30, 2005 were $9.8 million (or $0.18 per share) and $19.1 million (or $0.37 per share), respectively. The net loss for the three and six month periods ended June 30, 2004 were $8.9 million (or $0.19 per share) and $17.8 million (or $0.39 per share), respectively.

Revenue

Revenue for the three and six months ended June 30, 2005 was $24,000 and $85,000, respectively. Revenue for the three and six months ended June 30, 2004 was $697,000 and $839,000, respectively. This revenue is primarily associated with our corporate partnership agreement with Esteve to develop, market and sell Surfaxin in Southern Europe, as was in effect during such periods, whereby Esteve funded a portion of the RDS clinical trial costs and had committed to fund up to $6 million of ARDS development costs. The decrease in revenue is due to the restructuring of our corporate partnership with Esteve in December 2004 (primarily as it relates to ARDS development costs) and the extension of the amortization period (based on the anticipated approval timeline for certain world health regulatory authorities) for revenue recognition of the funding previously provided to us in connection with RDS clinical trial costs.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2005 were $5.9 million and $11.0 million, respectively, and such expenses for the three and six months ended June 30, 2004 were $6.4 million and $13.1 million, respectively. Research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations and other direct clinical trial activities.

The change in research and development expenses for the three and six months ended June 30, 2005 compared to the same periods for 2004 primarily reflects:

(i)
manufacturing activities, including manufacturing personnel costs to support further development and scale-up of our current contract manufacturer, Laureate, and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility. Expenses related to manufacturing activities were $2.7 million and $4.0 million for the three and six months ended June 30, 2005, respectively. Expenses related to manufacturing activities were $1.8 million and $3.6 million for the three and six months ended June 30, 2004, respectively. Included in manufacturing activities for the three and six months ended June 30, 2005 were primarily costs associated with our participation in corrective measures taken as a response to an inspection report from the FDA to Laureate. Included in manufacturing activities for the three and six months ended June 30, 2004 were expenses associated with the transfer (completed in 2004) and ongoing validation activities related to our manufacturing equipment and processes at Laureate to support the production of clinical and commercial drug supply of Surfaxin in conformance with cGMPs; and

(ii)
research and development expenses, excluding manufacturing activities, were $3.2 million and $6.9 million for the three and six months ended June 30, 2005, respectively, compared to $4.5 million and $9.5 million for the three and six months ended June 30, 2004, respectively. The change is primarily due to costs in 2004 associated with clinical and regulatory activities for Surfaxin for RDS, principally the NDA filing, a related milestone payment for the license of Surfaxin, and follow-up clinical activity for the related two Phase 3 clinical trials. For the three and six months ended June 30, 2005, research and development activities primarily reflect regulatory activities associated with Surfaxin for RDS (specifically the U.S. FDA Approvable Letter and the Marketing Authorization Application with the European Medicines Evaluation Agency) and clinical activities related to the Phase 2 clinical trials for ARDS in adults, BPD in premature infants and aerosolized SRT administered through nasal nCPAP for Neonatal Respiratory Failures.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2005 were $4.1 million and $8.4 million, respectively, and for the three and six months ended June 30, 2004, were $3.2 million and $5.5 million, respectively. These costs consist primarily of executive management, finance and accounting, business and commercial development, pre-launch commercial sales and marketing, legal, facility and other administrative costs.

The increase in general and administrative expenses for the three and six months ended June 30, 2005 compared to the same periods for 2004 primarily reflects:

(i)
commercialization activities, including building a sales and marketing senior management team and activities to support medical affairs as well as medical science liaisons, in anticipation of the launch of Surfaxin for the prevention of RDS in premature infants in the United States and Europe, if approved. Expenses for commercialization activities for the three and six months ended June 30, 2005 were $2.1 million and $4.5 million, respectively, compared to $1.0 million and $2.0 million, respectively, for the same periods last year; and

(ii)
general and administrative expenses, excluding commercialization activities, were $2.0 million and $3.9 million for the three and six months ended June 30, 2005, respectively, compared to $2.1 million and $3.4, respectively, for the same periods last year. These expenses include financial and information technology capabilities in preparation for the potential approval and launch of Surfaxin for the prevention of RDS in premature infants, executive management and support infrastructure, legal activities related to the preparation and filing of patents in connection with the expansion of our SRT pipeline, facilities related costs to accommodate current and prepare for future growth, and corporate governance initiatives to comply with the Sarbanes-Oxley Act.

Other Income/(Expense)

Other income/(expense) for the three and six months ended June 30, 2005 was $109,000 and $122,000, respectively, compared to $(46,000) and $(69,000), for the three and six months ended June 30, 2004, respectively.

Interest income for the three and six months ended June 30, 2005 was $342,000 and $556,000, respectively, compared to $90,000 and $153,000, for the three and six months ended June 30, 2004, respectively. The increase is primarily due to higher average cash balances and a general increase in earned market interest rates.

Interest expense for the three and six months ended June 30, 2005 was $(233,000) and $(434,000), respectively, compared to $(136,000) and $(222,000), for the three and six months ended June 30, 2004, respectively. The increase is primarily due to interest expense associated with our credit facility and capital lease financing arrangements. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2005, we had cash, cash equivalents, restricted cash and marketable securities of $42.9 million as compared to $32.7 million as of December 31, 2004. The change from December 31, 2004 is primarily due to: (i) a registered direct public offering of 5,060,000 shares of common stock resulting in the receipt of net proceeds equal to $27.4 million; (ii) cash used in operating and investing activities of $20.3 million; (iii) offset by $2.6 million accessed under our secured credit facility from PharmaBio; and (iv) $0.5 million received from the exercise of stock options.

Committed Equity Financing Facility (CEFF)

We have a CEFF with Kingsbridge, pursuant to which Kingsbridge is committed to finance up to $75.0 million of capital to support our future growth, which expires in October 2007. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of its common stock at a discount between 6% and 10% of the volume weighted average price of our common stock and thus raise capital as required, at the time, price and in amounts deemed suitable to us. During the first half of 2005, we did not raise capital under the CEFF. As of June 30, 2005, $67.8 million remains available under the CEFF. We anticipate using a portion of the available CEFF over the next two quarters of 2005 to support manufacturing, development and commercialization activities associated with the potential launch of Surfaxin in the first quarter of 2006.

In connection with a registered direct public offering we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to access funds under the CEFF in an aggregate amount greater than $5.0 million until August 25, 2005.

Secured, Revolving Credit Facility and Capital Lease Arrangement

Secured Credit Facility with Quintiles

We have an $8.5 million secured credit facility with PharmaBio, Quintiles’ strategic investment group affiliate. Interest is paid quarterly in arrears at a rate equal to 8% annually. During the first quarter of 2005, we accessed the remaining $2.6 million available under the credit facility and currently the entire $8.5 million is outstanding and due in December 2006.

Capital Lease Financing Arrangement with GECC

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of GECC. Under this arrangement, we purchase capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finance those purchases through this capital lease financing arrangement. This arrangement provides us with financing for up to $9.0 million, of which $1.5 million is contingent upon FDA approval of Surfaxin for the prevention of RDS in premature infants. The funds may be drawn down through September 2005. Laboratory and manufacturing equipment is leased over 48 months with an interest rate equal to 9.39% per annum and all other equipment is leased over 36 months with an interest rate equal to 9.63% per annum. For the three and six months ended June 30, 2005, we used $207,000 and $432,000 under the capital lease financing arrangement. As of June 30, 2005, we had used $3.5 million of the financing available under the line of credit and, after giving effect to principal payments, $2.5 million was outstanding. As of June 30, 2005, $4.0 million was available under the capital lease financing arrangement.

Lease Agreements

We maintain facility leases for our operations in Pennsylvania and California.

We maintain our headquarters in Warrington, Pennsylvania. The facility is 39,594 square feet and serves as the main operating facility for clinical development, regulatory, sales and marketing and administration. The lease expires in February 2010 with total aggregate payments of $4.6 million.

We also lease 9,667 square feet of office and laboratory space in Doylestown, Pennsylvania. We maintain the Doylestown facility for the continuation of analytical laboratory activities under a lease that expires in February 2006, subject to a 6-month extension.

We lease office and laboratory space in Mountain View, California. The facility is 16,800 square feet and houses our aerosol development operations. The lease expires in June 2008 with total aggregate payments of $804,000.

Working Capital

We believe our current working capital is sufficient to meet planned activities into 2006, before taking into account any amounts that may be available through the use of the CEFF. In connection with the registered direct public offering we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to offer to sell any additional shares of common stock until May 29, 2005 without the consent of SG Cowen, subject to certain exceptions contained therein. Pursuant to the Placement Agent Agreement, we also agreed not to access funds under the CEFF in an amount greater than $5.0 million until August 25, 2005. We anticipate using a portion of the available CEFF over the next two quarters of 2005 to support manufacturing, development and commercialization activities associated with the potential launch of Surfaxin in the first quarter of 2006.

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

Historically, our working capital has been provided from the proceeds of private financings and strategic alliances:

We have a shelf registration statement filed with the Securities and Exchange Commission for the proposed offering from time to time of shares of common stock. In February 2005, we completed a registered direct public offering of 5,060,000 shares of common stock at $5.75 per share, resulting in gross proceeds of $29.1 million. There are currently 708,592 shares reserved for potential future issuance under the shelf registration statement.

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

We will require substantial additional funding to conduct our business, including our expanded research and product development activities and establishment of commercialization resources. Based on our current operating plan, we believe that our currently available resources, before taking into account any amounts that may be available under our CEFF with Kingsbridge and our capital lease financing arrangement with General Electric Capital Corporation, will be adequate to satisfy our capital needs into 2006. Our future capital requirements will depend on the results of our manufacturing activities, research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners.

We may, in some cases, elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our credit facility with PharmaBio, our CEFF with Kingsbridge and our capital lease financing arrangement with General Electric Capital Corporation, we have not entered into any additional arrangements to obtain additional financing. The sale of additional equity and debt securities may result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to them, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of common stock on the NASDAQ National Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See “Risks Related to Our Business” - “We will need additional capital, and our ability to continue all of our existing planned research and development activities is uncertain. Any additional financing could result in equity dilution;”“ - The market price of our stock may be adversely affected by market volatility;” and “ - A substantial number of our securities are eligible for future sale and this could affect the market price for our stock and our ability to raise capital.”

Risks Related to Our Business

The following risks, among others, could cause our actual results, performance, achievements or industry results to differ materially from those expressed in our forward-looking statements contained herein and presented elsewhere by management from time to time.

Because we are a biotechnology company, we may not successfully develop and market our products, and even if we do, we may not generate enough revenue or become profitable.

We are a biotechnology company, therefore, you must evaluate us in light of the uncertainties and complexities present in such companies. We currently have no products approved for marketing and sale and are conducting research and development on our product candidates. As a result, we have not begun to market or generate revenues from the commercialization of any of our products. Our long-term viability will be impaired if we are unable to obtain regulatory approval for, or successfully market, our product candidates.

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of June 30, 2005, we have an accumulated deficit of approximately $162.2 million and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our technology platform is based solely on our proprietary precision-engineered, surfactant technology. Our ongoing clinical trials for our lead surfactant replacement technologies may be delayed, or fail, which will harm our business.

Our precision-engineered surfactant platform technology is based on the scientific rationale of SRT to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. We have received an Approvable Letter from the FDA for Surfaxin, our lead product, for the prevention of RDS in premature infants, and have filed an MAA with the EMEA for clearance to market Surfaxin in Europe. The Approvable Letter from the FDA contains conditions that we must meet in order to obtain approval and they primarily involve finalizing labeling and correcting previously reported manufacturing issues. Currently, we are conducting a Phase 2 clinical trial for the treatment of ARDS in adults and we have initiated a Phase 2 clinical trial using aerosolized SRT via nCPAP to potentially treat premature infants in the NICU suffering from Neonatal Respiratory Failures and a Phase 2 clinical trial using Surfaxin for the prevention of BPD.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials. The timing and completion of current and planned clinical trials of our product candidates depend on, among other factors, the rate at which patients are enrolled, which is a function of many factors, including:

—	the number of clinical sites;
—	the size of the patient population;
—	theproximity of patients to the clinical sites;
—	the eligibility criteria for the study;
—	the existence of competing clinical trials; and
—	the existence of alternative available products.

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

In January 2005, the FDA issued an inspection report (FDA Form-483) to Laureate, citing certain observations concerning Laureate’s compliance with current cGMPs in connection with the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. Certain quality systems and documentation control enhancements have been implemented by us and Laureate in response to the FDA’s inspection report. In preparation for the FDA’s reinspection of Laureate’s Totowa facility certain pre-approval manufacturing activities are ongoing including process validation and reinspection activities related to our Surfaxin manufacturing process. Assuming the adequacy of such corrective actions and the approval of our NDA for Surfaxin, we anticipate that the commercial launch of Surfaxin will occur in the first quarter of 2006. We anticipate that our manufacturing capabilities through Laureate, upon successful completion and implementation of our Action Plan should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the prevention of RDS in premature infants and our other Surfactant Replacement Therapies for our planned clinical trials. If the FDA does not accept the cGMP Action Plan, or we or Laureate do not adequately address the initiatives set forth therein, the FDA may delay its approval of our NDA for Surfaxin or reject our NDA. Any delay in the approval of the NDA, or the rejection thereof, will have a material adverse effect on our business.

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

We have not entered into arrangements to obtain any additional financing, except for the CEFF with Kingsbridge, our revolving credit facility with PharmaBio and our capital equipment lease financing arrangement with GECC. In connection with a registered direct public offering that we conducted in February 2005, we entered into a Placement Agent Agreement with SG Cowen pursuant to which we agreed not to offer to sell any additional shares of our common stock until May 29, 2005 without the consent of SG Cowen, subject to certain exceptions contained therein. Pursuant to the Placement Agent Agreement, we also agreed to not access funds under the CEFF until May 26, 2005, or in an aggregate amount greater than $5 million for an additional 90-day period thereafter. Any additional financing could include unattractive terms or result in significant dilution of stockholders’ interests and share prices may decline. If we fail to enter into collaborative ventures or to receive additional funding, we may have to delay, scale back or discontinue certain of our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. If we are unable to raise required capital, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. See “Risks Related to Our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.”

Furthermore, we could cease to qualify for listing of our securities on the NASDAQ National Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See “Risks Related to Our Business - The market price of our stock may be adversely affected by market volatility.”

Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.

There are 14,473,000 shares of our common stock that are reserved for issuance under the CEFF arrangement with Kingsbridge, 375,000 of which are issuable under the warrant we granted to Kingsbridge. The issuance of shares of our common stock under the CEFF and upon exercise of the warrant will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the CEFF, we will issue shares of our common stock to Kingsbridge at a discount of between 6% and 10% of the daily volume weighted average price of our common stock during a specified period of trading days after we access the CEFF. Issuing shares at a discount will further dilute the interests of other stockholders. We anticipate using a portion of the available CEFF over the next two quarters of 2005 to support manufacturing, development and commercialization activities associated with the potential launch of Surfaxin in the first quarter of 2006.

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

The EMEA has granted Orphan Medicinal Product designation for three of our intended indications for Surfaxin: RDS in premature infants, MAS in full-term infants and ALI in adults.

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

We may also rely on third-party distributors to distribute our products or enter into marketing alliances to sell our products. We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to successfully develop a marketing and sales team or to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including:

—	we may be required to relinquish important rights to our products or product candidates;
—	we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;
—	our distributors or collaborators may experience financial difficulties;
—	our distributors or collaborators may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in terminating such distribution agreements; and
—	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved in our formation or have otherwise been involved with us for many years, have played integral roles in our progress and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. At June 30, 2005, we had employment agreements with seven officers expiring in December 2005. However, commencing on January 1, 2006, and on each January 1st thereafter, the term of these agreements shall automatically be extended for one additional year, unless at least 90 days prior to such January 1st date, either we or the officer shall have given notice that such party does not wish to extend the agreement. Although these employment agreements generally provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals, and the applicable noncompete provisions can be difficult and costly to monitor and enforce. Further, we do not maintain key-man life insurance.

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

As of June 30, 2005, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 14% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

—	changes in the United States or foreign regulatory policy during the period of product development;
—	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
—	announcements of technological innovations by us or our competitors;
—	announcements of new products or new contracts by us or our competitors;
—	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
—	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
—	conditions and trends in the pharmaceutical and other industries;
—	new accounting standards; and
—	the occurrence of any of the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business.”

Our common stock is listed for quotation on the NASDAQ National Market. During the three month period ended June 30, 2005, the price of our common stock has ranged from $7.60 to $5.34. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the 12-month period ended June 30, 2005, the average daily trading volume in our common stock was approximately 562,000 shares and the average number of transactions per day was approximately 1,700. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of June 30, 2005, we had 53,682,772 shares of common stock issued and outstanding. In addition, as of June 30, 2005, up to 10,744,094 shares of our common stock were issuable upon exercise of outstanding options and warrants. In December 2003, we filed a Form S-3 shelf registration statement with the Commission for the proposed offering from time to time of up to 6,500,000 shares of common stock, of which 708,952 shares of our common stock currently remain available for us to sell in registered transactions. We have no immediate plans to sell any securities under the shelf registration. However, we may issue securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time. Additionally, there are 14,098,000 shares of our common stock that are reserved for issuance under the CEFF arrangement with Kingsbridge. See “Risks Related to Our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.”

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the disclosure controls and procedures were effective in their design to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended June 30, 2005, pursuant to the exercise of outstanding options, we issued an aggregate of 160,210 shares of common stock at various exercise prices ranging from $1.72 to $6.47 per share for an aggregate consideration equal to $448,232. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker-dealers were involved in the sale and no commissions were paid.

We have a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, we allowed for periodic discretionary matches of newly issued shares of common stock with the amount of any such match determined as a percentage of each participant’s cash contribution. The total fair market value of our match of common stock to the 401(k) for the quarter ended June 30, 2005 was $59,768.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of the stockholders of the Company held on May 13, 2005 the following matters were voted on by the stockholders: (i) the election of five directors; (ii) the approval of Ernst & Young LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2005; (iii) consideration and approval of an amendment to our 1998 Amended and Restated Stock Incentive Plan to increase the number of shares of common stock available for issuance under the 1998 Amended and Restated Stock Incentive Plan by 3,000,000 shares; and (iv) consideration and approval of an amendment to our Restated Certificate of Incorporation to increase the number of shares of common stock from 80 million to 180 million. The results of such shareholder votes are as follows:

(i)	Election of Directors

	For	Withheld
W. Thomas Amick	41,403,014	965,512
Robert J. Capetola, Ph.D.	40,364,178	1,389,348
Antonio Esteve, Ph.D.	41,364,652	1,003,874
Max Link, Ph.D.	38,685,185	3,683,341
Herbert H. McDade, Jr.	40,529,624	1,838,902
Marvin E. Rosenthale, Ph.D.	40,500,211	1,868,315

(ii)	Approval of Ernst & Young LLP as Company’s Registered Public Accounting Firm

For	Against	Abstain
41,901,912	317,579	149,035

(iii)	Amendment to the 1998 Amended and Restated Stock Incentive Plan

For	Against	Abstain	Withheld
17,441,460	5,663,693	101,097	19,162,276

(iv)	Amendment to our Restated Certificate of Incorporation

For	Against	Abstain
36,519,501	5,683,445	165,580

Item 5. Other Information

None

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

Discovery Laboratories, Inc. (Registrant)

Date: August 5, 2005	By:	/s/ Robert J. Capetola
Robert J. Capetola, Ph.D. President and Chief Executive Officer

Date: August 5, 2005	By:	/s/ John G. Cooper
John G. Cooper Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements, if any, are marked with an asterisk.

Exhibit No.	Description	Method of Filing
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Discovery Laboratories, Inc.	Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.