Form 10-Q
period 2005-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2005-11-09
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

As of November 2, 2005, 57,452,575 shares of common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS - As of September 30, 2005 (unaudited) and December 31, 2004	Page 1
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) - For the Three Months Ended September 30, 2005 and 2004; and for the Nine Months Ended September 30, 2005 and 2004	Page 2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - For the Nine Months Ended September 30, 2005 and 2004	Page 3
Notes to Consolidated Financial Statements - September 30, 2005 (unaudited)	Page 4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 42
Item 4. Controls and Procedures	Page 42

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	Page 43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 43
Item 3. Defaults Upon Senior Securities	Page 43
Item 4. Submission of Matters to a Vote of Security Holders	Page 43
Item 5. Other Information	Page 43
Item 6. Exhibits	Page 43
Signatures	Page 44

Unless the context otherwise requires, all references to “we,”“us,”“our,” and the “Company” include Discovery Laboratories, Inc. (“Discovery”), and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD LOOKING STATEMENTS

The statements set forth under Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including those incorporated by reference herein, which are not historical, including, without limitation, statements concerning our research and development programs and clinical trials, the possibility of submitting regulatory filings for our products under development, the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products, the research and development of particular compounds and technologies and the period of time for which our existing resources will enable us to fund our operations, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to: risk that financial conditions may change; risks relating to the progress of our research and development (including the results of clinical trials being conducted by us and the risk that our lead product candidate, Surfaxin®, or other drug candidates will not prove to be safe or useful for the treatment of certain indications); the risk that we will not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for our aerosol and Surfactant Replacement Therapies); risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all; risk that our internal sales and marketing organization will not succeed in developing market awareness of our products; risk that our internal sales and marketing organization will not be able to attract or maintain qualified personnel; delays in the FDA’s or other health regulatory authorities’ approval or potential rejection of any applications we file, including the New Drug Application (NDA) we filed in April 2004 and the Marketing Approval Application (MAA) we submitted in October 2004; risks that any such regulatory authority will not approve the marketing and sale of a drug product even after acceptance of an application we file for any such drug product; risks relating to the ability of our third party contract manufacturers to provide us with adequate supplies of drug substance and drug products for completion of any of our clinical studies or commercialization; risks relating to the lack of adequate supplies of drug substance and drug product for completion of any of our clinical studies, and risks relating to the development of competing therapies and/or technologies by other companies; and the other risks and uncertainties detailed in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to Our Business,” and in the documents incorporated by reference in this report. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval.

Except to the extent required by applicable laws, rules and regulations, we do not undertake any obligation or duty to update any forward-looking statements or to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
( In thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,249	$29,264
Restricted cash	647	646
Available-for-sale marketable securities	8,444	2,744
Note receivable, current portion	3	3
Prepaid expenses and other current assets	720	685
Total Current Assets	51,063	33,342

Property and equipment, net of accumulated depreciation	4,129	4,063
Note receivable, non-current portion	188	190
Other assets	31	42
Total Assets	$55,411	$37,637
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,869	$7,969
Capitalized leases, current portion	1,009	854
Total Current Liabilities	7,878	8,823
Deferred revenue	29	134
Credit facility, non-current portion	8,500	5,929
Capitalized leases, non-current portion	1,587	1,654
Total Liabilities	17,994	16,540
Stockholders’ Equity:
Common Stock ($0.001 par value; 180,000 and 80,000 authorized; 57,104 and 48,747 issued, 56,791 and 48,434 outstanding at September 30, 2005 and December 31, 2004, respectively)	57	49
Additional paid-in capital	213,316	167,627
Unearned portion of compensatory stock options	(288)	(461)
Accumulated deficit	(172,609)	(143,061)
Treasury stock (at cost; 313 shares)	(3,054)	(3,054)
Accumulated other comprehensive loss	(5)	(3)
Total Stockholders’ Equity	37,417	21,097
Total Liabilities & Stockholders’ Equity	$55,411	$37,637

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Contracts and Grants	$20	$236	$105	$1,075
Expenses:
Research & Development	5,676	5,673	16,660	18,757
General & Administrative	4,817	2,908	13,182	8,363
Total Expenses	10,493	8,581	29,842	27,120
Operating Loss	(10,473)	(8,345)	(29,737)	(26,045)
Other income and (expense):
Interest and other income	328	125	884	277
Interest expense	(261)	(162)	(695)	(383)
Net Loss	$(10,406)	$(8,382)	$(29,548)	$(26,151)
Net loss per common share - basic and diluted	$(0.19)	$(0.18)	$(0.56)	$(0.57)
Weighted average number of common shares outstanding - basic and diluted	54,476	46,988	52,844	45,659

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(29,548)	$(26,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	585	614
Compensatory stock options expense / 401k match	468	647
Loss on disposal of property and equipment	16	--
Changes in:
Prepaid expenses and other current assets	(35)	(766)
Accounts payable and accrued expenses	(1,100)	8
Note receivable and other assets	13	(72)
Deferred revenue	(105)	(403)
Net cash used in operating activities	(29,706)	(26,123)
Cash flows from investing activities:
Purchases of property and equipment	(667)	(894)
Restricted cash	(1)	(650)
Purchases of marketable securities	(30,110)	(18,344)
Proceeds from sales or maturity of marketable securities	24,408	7,444
Net cash used in investing activities	(6,370)	(12,444)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	45,402	28,940
Proceeds from credit facility	2,571	3,247
Proceeds from capital lease facility	757	1,237
Purchase of treasury stock	--	(1,765)
Principal payments under capital lease obligation	(669)	(354)
Net cash provided by financing activities	48,061	31,305
Net increase / (decrease) in cash and cash equivalents	11,985	(7,262)
Cash and cash equivalents - beginning of period	29,264	29,422
Cash and cash equivalents - end of period	$41,249	$22,160
Supplementary disclosure of cash flows information:
Interest paid	$612	$101
Non-cash transactions:
Class H warrants issued/revalued	--	(48)
Deferred debt issuance costs	--	1,523
Unrealized loss on marketable securities	(2)	(5)

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

Our SRT pipeline is initially focused on the most significant respiratory conditions prevalent in the NICU. Our lead product, Surfaxin® (lucinactant), for the prevention of Respiratory Distress Syndrome (RDS) in premature infants, has received an Approvable Letter from the U.S. Food and Drug Administration (FDA) and is under review for approval in Europe by the European Medical Evaluation Agency (EMEA). Surfaxin is also being developed for the treatment of Chronic Lung Disease (CLD, also known as Bronchopulmonary Dysplasia) in premature infants. In addition, we are developing Aerosurf™, aerosolized SRT administered through nasal continuous positive airway pressure (nCPAP), for Neonatal Respiratory Failures.

Our SRT technology is also being developed to address the various respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings. We are conducting a Phase 2 clinical trial to address Acute Respiratory Distress Syndrome (ARDS) in adults, and are also developing aerosol formulations of SRT to address Acute Lung Injury (ALI), asthma, Chronic Obstructive Pulmonary Disorder (COPD), and other respiratory conditions.

With the goal of becoming a fully integrated biotechnology company, we are implementing a long-term business strategy which includes: (i) investing in manufacturing capabilities for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs, if approved, in the United States, Europe and other markets; (ii) building our own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU; (iii) securing aerosol generating technology and engineering capabilities through a corporate partnership for our aerosol SRT pipeline programs, including Aerosurf; and (iv) securing corporate partnerships for the development and potential commercialization of SRT, including Surfaxin, in Europe and the rest of the world.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 3 - Stock Based Employee Compensation

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. We continue to account for our stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” and, accordingly, recognize compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the options at the date of grant. The effect of applying SFAS No. 148 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation costs for our stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 148, the pro forma net loss for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per shares data)	September 30,		September 30,
	2005	2004	2005	2004

Net loss, as reported	$(10,406)	$(8,382)	$(29,548)	$(26,151)

Additional stock-based employee compensation	$(1,163)	$(956)	$(5,796)	$(3,378)

Pro forma net loss	$(11,569)	$(9,338)	$(35,344)	$(29,529)
Pro forma net loss per share	$(0.21)	$(0.20)	$(0.67)	$(0.65)
Net loss per common share - basic and diluted, as reported	$(0.19)	$(0.18)	$(0.56)	$(0.57)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment”. SFAS 123(R) requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for awards that was provided in SFAS 123 as originally issued. We are in the process of evaluating the impact of this standard on our financial statements. We will apply the “modified prospective” transition method and implement the provisions of SFAS No. 123(R) beginning in the first quarter of 2006.

Note 4 - Comprehensive Loss

Total comprehensive loss was $10.4 million and $29.6 million for the three and nine months ended September 30, 2005, respectively, and $8.4 million and $26.2 million for the three and nine months ended September 30, 2004. Total comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities.

Note 5 - Restricted Cash

There are cash balances that are restricted as to use and we disclose such amounts separately on our balance sheets. The primary component of Restricted Cash is a security deposit in the amount of $600,000 in the form of a letter of credit related to the lease agreement dated May 26, 2004 for office space in Bucks County, Pennsylvania. The letter of credit is secured by cash and is recorded in our balance sheets as “Restricted Cash.” Beginning in March 2008, the security deposit and the letter of credit will be reduced to $400,000 and will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease in November 2009, the letter of credit will expire.

Note 6 - Note Receivable

Note receivable pertains to a $200,000, 7% per annum mortgagor’s note due from one of our executive officers. This note is secured by a mortgage agreement dated July 24, 2001. The note calls for monthly payments of principal and interest over a 360-month period. The principal balance outstanding at September 30, 2005 and December 31, 2004 was approximately $191,000 and $193,000, respectively.

Note 7 - Treasury Stock

Occasionally, certain members of our management and certain consultants, pursuant to terms set forth in our Amended and Restated 1998 Stock Incentive Plan, tender shares of common stock held by such persons in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. These shares are accounted for as treasury stock. There were no such shares tendered during the nine months ended September 30, 2005.

Note 8 - Subsequent Events

Sale of Common Stock

On November 2, 2005, we sold 650,000 shares of our common stock to Laboratorios del Dr. Esteve S.A. (Esteve), at a price per share of $6.88, for aggregate proceeds of approximately $4.5 million. The shares were issued pursuant to a registration statement on Form S-3MEF filed with the Securities and Exchange Commission (SEC) on February 17, 2005.

Universal Shelf Registration Statement

On October 11, 2005, we filed a universal shelf registration statement on Form S-3 with the SEC for the proposed offering from time to time of up to $100 million of our debt or equity securities. The universal shelf registration statement was declared effective by the SEC on October 24, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in connection with our Consolidated Financial Statements.

Overview

Discovery Laboratories, Inc. is a biotechnology company developing its proprietary surfactant technology as SRT for respiratory diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precision-engineered surfactant that is designed to closely mimic the essential properties of natural human lung surfactant. We believe that through this technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the NICU, critical care unit and other hospital settings, where there are few or no approved therapies available.

Our SRT pipeline is initially focused on the most significant respiratory conditions prevalent in the NICU. Our lead product, Surfaxin® (lucinactant), for the prevention of RDS in premature infants, has received an Approvable Letter from the FDA and is under review for approval in Europe by the EMEA. Surfaxin is also being developed for the treatment of CLD (also known as Bronchopulmonary Dysplasia) in premature infants. In addition, we are developing Aerosurf™, aerosolized SRT administered through nCPAP, for Neonatal Respiratory Failures.

Our SRT technology is also being developed to address the various respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings. We are conducting a Phase 2 clinical trial to address ARDS in adults, and are also developing aerosol formulations of SRT to address ALI, asthma, COPD, and other respiratory conditions.

With the goal of becoming a fully integrated biotechnology company, we are implementing a long-term business strategy which includes: (i) investing in manufacturing capabilities for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs, if approved, in the United States, Europe and other markets; (ii) building our own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU; (iii) securing aerosol generating technology and engineering capabilities through a corporate partnership for our aerosol SRT pipeline programs, including Aerosurf; and (iv) securing corporate partnerships for the development and potential commercialization of SRT, including Surfaxin, in Europe and the rest of the world.

In anticipation of the potential approval of Surfaxin for the prevention of RDS in premature infants in the United States and other global markets and to further the development of our SRT pipeline, we are presently implementing a business strategy which includes:

(i)
manufacturing for the production of our precision-engineered surfactant drug products to meet anticipated clinical and commercial needs, if approved, in the United States, Europe and other markets. We are investing in the further development and scale-up of the contract manufacturer of our SRT, Laureate Pharma, Inc. (Laureate), and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility. In January 2005, the FDA issued an inspection report (FDA Form-483) to Laureate citing certain observations concerning Laureate’s compliance with cGMPs in connection with the FDA’s review of our New Drug Application (NDA) for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. Certain quality systems and documentation control enhancements have been implemented by us and Laureate in response to the FDA’s inspection report. Our previously submitted responses to the Approvable Letter have been accepted by the FDA as a complete response as of October 5, 2005. This date also marks the start of the six month review period during which the FDA expects to complete its review of our NDA for Surfaxin for the prevention of RDS in premature infants. We believe that the quality systems and documentation control enhancements that we have implemented jointly with Laureate to support our response to the FDA prepare us for the FDA’s reinspection of Laureate’s Totowa facility within the six month review cycle. Some pre-approval activities related to our Surfaxin manufacturing process, including process validation, have been completed, while certain reinspection activities are ongoing. Assuming that such corrective actions are adequate, we anticipate that our NDA will be approved in April 2006 and that the potential commercial launch of Surfaxin will occur in the second quarter of 2006; and

(ii)
building sales and marketing capabilities to execute the launch of Surfaxin in the United States, if approved. We are building our own specialty pulmonary United States sales and marketing organization to focus initially on opportunities in the NICU and, as products are developed, to expand to critical care and hospital settings. This strategic initiative, led by the anticipated commercial launch of Surfaxin, is intended to allow us to manage and administer our own sales and marketing operation, establish a strong presence in the NICU and optimize company economics.

Since our inception, we have incurred significant losses and, as of September 30, 2005, had an accumulated deficit of $172.6 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and manufacturing efforts (including raw material costs). We expense research and development costs as they are incurred. General and administrative expenses consist primarily of executive management, financial, business development, pre-launch commercialization sales and marketing, legal and general corporate activities and related expenses. See “Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings and strategic collaborations. As of September 30, 2005, we had: (i) cash and investments of $50.3 million, (ii) $50.8 million available under our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), subject to the terms and conditions of the CEFF, (iii) a $9.0 million capital equipment lease financing arrangement with General Electric Capital Corporation (GECC), of which $3.8 million has been drawn and, after giving effect to principal payments, $2.6 million was outstanding, and (iv) a secured revolving credit facility of $8.5 million with PharmaBio Development Inc. (PharmaBio), of which the entire amount was outstanding.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2005 were $5.7 million and $16.7 million, respectively, and for the three and nine months ended September 30, 2004, were $5.7 million and $18.8 million, respectively. These costs are charged to operations as incurred and we track such costs by category rather than by project. Research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations and other direct clinical trials activities.

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

Manufacturing Development

Manufacturing development primarily reflects costs incurred to prepare current good manufacturing procedures (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. Manufacturing development activities include external contract manufacturing resources (as well as further development and scale-up of our current contract manufacturer of SRT, Laureate and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility), personnel costs, depreciation and expenses associated with technology transfer, quality control and assurance activities and analytical services.

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

The following summarizes our research and development expenses by the foregoing categories for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
( in thousands)
Research and Development Expenses:
Research and pre-clinical operations	$448	$728	$1,803	$2,030
Manufacturing development	2,950	1,069	6,997	4,632
Unallocated development - clinical and regulatory operations	1,874	1,904	5,356	6,150
Direct clinical trial expenses	404	1,972	2,504	5,945
Total Research and Development Expenses	$5,676	$5,673	$16,660	$18,757

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review, clinical or pre-clinical development and the status and anticipated completion date of each of our lead SRT programs is discussed in “Plan of Operations.” Successful completion of development of our SRT is contingent on numerous risks, uncertainties and other factors, which are described in detail in the section entitled “Risks Related to Our Business.”

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

•
Timely resolution of certain cGMP-related matters at Laureate, the contract manufacturer for Surfaxin and certain other SRTs presently under development, including matters that were noted by the FDA in its inspectional report on FDA Form-483; and

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

•  Lack of clinical supplies and material;

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

Corporate Partnership Agreements

Quintiles Transnational Corp. and PharmaBio Development Inc.

In 2001, we entered into a commercialization agreement with Quintiles Transnational Corp. (Quintiles), and its strategic investment group affiliate, PharmaBio, to provide certain commercialization services in the United States for Surfaxin for the prevention of RDS in premature infants and the treatment of Meconium Aspiration Syndrome (MAS) in full-term infants.

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

In connection with our arrangement to regain full commercialization rights for Surfaxin, we issued warrants to PharmaBio to purchase 850,000 shares of common stock at an exercise price equal to $7.19 per share. The warrants have a 10-year term and shall be exercisable for cash only with expected total proceeds to us, if exercised, equal to approximately $6.0 million. The warrants were valued at their fair value on the date of issuance and we incurred a non-cash charge equal to $4.0 million in connection with the issuance. The existing secured revolving credit facility of $8.5 million with PharmaBio remains available with the original maturity date of December 10, 2004 being extended until December 31, 2006. See “Liquidity and Capital Resources.”

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

Plan of Operations

We expect to continue to incur increasing operating losses for the foreseeable future, primarily due to our continued implementation of a long-term business strategy focused on becoming a fully integrated biotechnology company in order to develop and commercialize the potential of our SRT pipeline.

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

We have received an Approvable Letter from the FDA for Surfaxin for the prevention of RDS in premature infants, and have filed an MAA with the EMEA for clearance to market Surfaxin in Europe. We anticipate potential approval and commercial launch of Surfaxin in the United States and potential EMEA approval to occur in the second quarter of 2006. Activities associated with our regulatory filings with the FDA and EMEA are ongoing.

Presently, we are conducting a Phase 2 clinical trial for Surfaxin for the treatment of Chronic Lung Disease (CLD, also known as Bronchopulmonary Dysplasia) in premature infants. The Phase 2 clinical trial for Surfaxin for the treatment of CLD is a double-blind, controlled trial that will enroll up to 210 very low birth weight premature infants born at risk for developing CLD to determine the safety and tolerability of administering up to 5 total doses of Surfaxin in the first 10 days of life as a therapeutic approach for the prevention of CLD. This study is designed to determine whether such treatment can decrease the proportion of infants on mechanical ventilation or oxygen or the incidence of death or CLD. In October, the Office of Orphan Products Development of the FDA granted orphan drug designation to Surfaxin, for the treatment of CLD in premature infants. We have recently modified the study protocol and now anticipate the results of this trial to be available in the third quarter of 2006.

Aerosurf™ is our precision-engineered aerosolized SRT administered via nCPAP intended to treat premature infants at risk for respiratory failures. We recently completed and announced the results of our first pilot Phase 2 clinical study of Aerosurf, which was designed as an open label, multicenter study to evaluate the feasibility, safety and tolerability of Aerosurf delivered via nCPAP for the prevention of RDS in premature infants administered within 30 minutes of birth over a three hour duration. The study showed that it is feasible to deliver Aerosurf via nCPAP and the treatment was generally safe and well tolerated. We are currently in the process of evaluating a collaborative partnership to secure a specific aerosol generation technology and engineering solution which we believe may enhance the delivery of Aerosurf. If we can successfully secure such collaboration, we anticipate being in a position to initiate additional Phase 2 studies of an aerosol generation technology in 2006.

We have discontinued our Phase 2 clinical trial of our proprietary Surfaxin lavage for use as a prophylactic or early treatment for patients who are at risk of developing MAS.

SRT for Critical Care and Hospital Indications

We are presently conducting a Phase 2 open-label, controlled, multi-center clinical trial of our SRT for the treatment of adults with ARDS. In December 2004, we announced what we believe to be encouraging preliminary data from this trial and that we were modifying the trial protocol to allow for increased enrollment of up to 160 patients. Patients will be randomized to either receive our SRT or the current standard of care, which is mechanical ventilation and support therapies. The primary endpoint of this trial is the incidence rate of patients being alive and off mechanical ventilation at Day 28. Key secondary endpoints include mortality at the end of Day 28 and safety and tolerability of our SRT and the bronchoscopic lavage procedure. Results of the Phase 2 trial are anticipated to be available in the first quarter of 2006.

We are also evaluating the development of aerosol formulations of SRT to potentially address ALI, asthma, COPD, and other respiratory conditions. In 2004, we completed a successful Phase 1b clinical trial intended to evaluate the tolerability and lung deposition of our precision-engineered SRT, delivered as an inhaled aerosol to treat patients with mild-persistent asthma (development name DSC-104). We are currently in the process of evaluating aerosol generation technologies which will be necessary for the development of SRT products to address these respiratory conditions. Given the current focus on developing the SRT pipeline for the NICU, we will be assessing the development priority of these programs in 2006.

(ii)
invest in and support a long-term manufacturing strategy for the production of our precision-engineered surfactant drug product including: (a) certain measures required for our current contract manufacturer, Laureate, to be in compliance with cGMPs to support the FDA’s review of and potential approval of our NDA for Surfaxin for the prevention of RDS in premature infants; (b) further development and scale-up of the Laureate facility; (c) securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility. We anticipate that our manufacturing capabilities through Laureate should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the prevention of RDS in premature infants and all of our anticipated clinical-scale production requirements including Surfaxin for the treatment of ARDS in adults. See “Risks Related to Our Business” - “In order to conduct our clinical trials we need adequate supplies of our drug substance and drug product which may not be readily available” and “If the parties we depend on for manufacturing our pharmaceutical products do not timely supply these products, it may delay or impair our ability to develop and market our products;”

We intend to use the $17.0 million proceeds from our draw-down on the CEFF in September 2005 to acquire a dedicated manufacturing operation as a strategic investment for the manufacture of Surfaxin and the development of our SRT pipeline or for general corporate purposes.

(iii)
build our own specialty pulmonary United States sales and marketing organization to execute the commercial launch of Surfaxin, if approved, in the United States. Our sales and marketing force will initially focus on opportunities in the NICU and, as products are developed, to expand to critical care and hospital settings. This strategic initiative, led by the anticipated commercial launch of Surfaxin, is intended to allow us to fully control our own sales and marketing operation, establish a strong presence in the NICU and optimize company economics;

(iv)	secure, through a corporate partnership, and develop aerosol generating technology and engineering capabilities for our aerosol SRT pipeline programs, including AerosurfTM;

(v)	implement our commercialization strategy for Surfaxin in Europe and the rest of the world through corporate partnerships; and

(vi)
invest in additional general and administrative resources primarily to support our intellectual property portfolios, including building and enforcing our patent and trademark positions, our business development initiatives, financial systems and controls and management information technologies.

We will need to generate significant revenues from product sales and or related royalties and transfer prices to achieve and maintain profitability. Through September 30, 2005, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and third party contract manufacturers and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

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

Results of Operations

The net loss for the three and nine month periods ended September 30, 2005 were $10.4 million (or $0.19 per share) and $29.5 million (or $0.56 per share), respectively. The net loss for the three and nine month periods ended September 30, 2004 were $8.4 million (or $0.18 per share) and $26.2 million (or $0.57 per share), respectively.

Revenue

Revenue for the three and nine months ended September 30, 2005 was $20,000 and $105,000, respectively. Revenue for the three and nine months ended September 30, 2004 was $236,000 and $1,075,000, respectively. This revenue is primarily associated with our corporate partnership agreement with Esteve to develop, market and sell Surfaxin in Southern Europe, as was in effect during such periods, whereby Esteve funded a portion of the RDS clinical trial costs and had committed to fund up to $6 million of ARDS development costs. The decrease in revenue is due to the restructuring of our corporate partnership with Esteve in December 2004 (primarily as it relates to ARDS development costs) and the extension of the amortization period (based on the anticipated approval timeline for certain world health regulatory authorities) for revenue recognition of the funding previously provided to us in connection with RDS clinical trial costs.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2005 were $5.7 million and $16.7 million, respectively, and for the three and nine months ended September 30, 2004 were $5.7 million and $18.8 million, respectively. Research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations and other direct clinical trial activities.

The change in research and development expenses for the three and nine months ended September 30, 2005 compared to the same periods for 2004 primarily reflect:

(i)
manufacturing activities, including manufacturing personnel costs to support further development and preparation for Surfaxin commercial process activities of our current contract manufacturer, Laureate, and securing additional manufacturing capabilities to meet production needs as they expand, including alternative contract manufacturers and acquiring our own manufacturing facility. Expenses related to manufacturing activities were $3.0 million and $7.0 million for the three and nine months ended September 30, 2005, respectively. Expenses related to manufacturing activities were $1.1 million and $4.6 million for the three and nine months ended September 30, 2004, respectively. Included in manufacturing activities for the three and nine months ended September 30, 2005 were primarily costs associated with the implementation of enhancements to quality controls, process assurances and documentation requirements that support the clinical and commercial production process at our contract manufacturer, Laureate Pharma, Inc., in response to the FDA’s Form-483 inspectional observations. Included in manufacturing activities for the three and nine months ended September 30, 2004 were expenses associated with the transfer (completed in 2004) and ongoing validation activities related to our manufacturing equipment and processes at Laureate to support the production of clinical and commercial drug supply of Surfaxin in conformance with cGMPs; and

(ii)
research and development expenses, excluding manufacturing activities, were $2.7 million and $9.7 million for the three and nine months ended September 30, 2005, respectively, compared to $4.6 million and $14.1 million for the three and nine months ended September 30, 2004, respectively. The change is primarily due to costs in 2004 associated with clinical and regulatory activities for Surfaxin for RDS, principally the NDA filing, a related milestone payment for the license of Surfaxin, and follow-up clinical activity for the related two Phase 3 clinical trials. For the three and nine months ended September 30, 2005, research and development activities primarily reflect regulatory activities associated with Surfaxin for RDS (specifically the U.S. FDA Approvable Letter and the Marketing Authorization Application with the EMEA) and clinical activities related to the Phase 2 clinical trials for ARDS in adults, CLD in premature infants and Aerosurf for Neonatal Respiratory Failures.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2005 were $4.8 million and $13.2 million, respectively, and for the three and nine months ended September 30, 2004, were $2.9 million and $8.4 million, respectively. These costs consist primarily of executive management, finance and accounting, business and commercial development, pre-launch commercial sales and marketing, legal, facility and other administrative costs.

The increase in general and administrative expenses for the three and nine months ended September 30, 2005 compared to the same periods for 2004 primarily reflects:

(i)
pre-launch sales, marketing and medical affairs activities related to building our own specialty United States commercial organization to focus initially on the commercial and medical promise of our SRT to address respiratory conditions in the NICU, if approved. Expenses for pre-launch commercialization activities primarily include management and operational staffing, medical science liaisons, market research, development of promotional materials, advisory boards, publication planning, and representation at industry conferences. Expenses for the three and nine months ended September 30, 2005 were $2.7 million and $7.2 million, respectively, compared to $1.3 million and $3.3 million, respectively, for the same periods last year; and

(ii)
general and administrative expenses, excluding pre-launch commercialization activities, were $2.1 million and $6.0 million for the three and nine months ended September 30, 2005, respectively, compared to $1.6 million and $5.0, respectively, for the same periods last year. These expenditures include financial and information technology capabilities, business development activities related to potential strategic collaborations, legal activities related to the preparation and filing of patents in connection with the expansion of our SRT pipeline, facilities expansion activities to accommodate existing and future growth, and corporate governance initiatives to comply with the Sarbanes-Oxley Act.

Other Income / (Expense)

Other income/(expense) for the three and nine months ended September 30, 2005 was $67,000 and $189,000, respectively, compared to ($37,000) and ($106,000), for the three and nine months ended September 30, 2004, respectively.

Interest income for the three and nine months ended September 30, 2005 was $328,000 and $884,000, respectively, compared to $125,000 and $277,000, for the three and nine months ended September 30, 2004, respectively. The increase is primarily due to higher average cash balances and a general increase in earned market interest rates.

Interest expense for the three and nine months ended September 30, 2005 was ($261,000) and ($695,000), respectively, compared to ($162,000) and ($383,000), for the three and nine months ended September 30, 2004, respectively. The increase is primarily due to interest expense associated with our credit facility and capital lease financing arrangements. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2005, we had cash, cash equivalents, restricted cash and marketable securities of $50.3 million as compared to $32.7 million as of December 31, 2004. The change from December 31, 2004 is primarily due to: (i) net proceeds of $27.4 million from a registered direct public offering of 5,060,000 shares of our common stock; (ii) proceeds of $17.0 million pursuant to the CEFF through the issuance of 3,012,055 shares of our common stock; (iii) cash used in operating and investing activities of $30.4 million; (iv) $2.7 million accessed under our secured credit facility from PharmaBio and capital lease facility with GECC; and (v) $0.9 million received from the exercise of stock options.

Additionally, on November 2, 2005, we sold 650,000 shares of our common stock to Esteve for aggregate proceeds of approximately $4.5 million.

Committed Equity Financing Facility (CEFF)

We have a CEFF with Kingsbridge, pursuant to which Kingsbridge is committed to finance up to $75.0 million of capital to support our future growth, which expires in October 2007. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of its common stock at a discount between 6% and 10% of the volume weighted average price of our common stock and thus raise capital as required, at the time, price and in amounts deemed suitable to us. In September 2005, we entered into a financing pursuant to the CEFF resulting in proceeds of $17.0 million from the issuance of 3,012,055 shares of common stock at an average price of $5.64 (the NASDAQ volume weighted average sales price of our common stock of $6.27 per share less the applicable discount rate provided for by the CEFF). We intend to use these proceeds to acquire a dedicated manufacturing operation as a strategic investment for the manufacture of Surfaxin, the development of our SRT pipeline, and for general corporate purposes. Subject to the terms and conditions of the CEFF, $50.8 million remains available as of September 30, 2005. We anticipate using additional portions of the available CEFF over the remainder of 2005 to support manufacturing, development and commercialization activities associated with the potential commercial launch of Surfaxin in the second quarter of 2006.

Secured, Revolving Credit Facility and Capital Lease Arrangement

Secured Credit Facility with Quintiles

We have an $8.5 million secured credit facility with PharmaBio, Quintiles’ strategic investment group affiliate. Interest is paid quarterly in arrears at a rate of approximately 8.75%. During the first quarter of 2005, we accessed the remaining $2.6 million available under the credit facility and currently the entire $8.5 million is outstanding and due in December 2006.

Capital Lease Financing Arrangement with GECC

We have a capital lease financing arrangement with the Life Science and Technology Finance Division of GECC. Under this arrangement, we purchase capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finance those purchases through this capital lease financing arrangement. This arrangement provides us with financing for up to $9.0 million, of which $1.5 million is contingent upon FDA approval of Surfaxin for the prevention of RDS in premature infants. The funds are available to us through April 2006. Laboratory and manufacturing equipment is leased over 48 months with an interest rate equal to 9.39% per annum and all other equipment is leased over 36 months with an interest rate equal to 9.63% per annum. For the three and nine months ended September 30, 2005, we used $325,000 and $757,000 under the capital lease financing arrangement. As of September 30, 2005, we had used $3.8 million of the financing available under the line of credit and, after giving effect to principal payments, $2.6 million was outstanding. As of September 30, 2005, $3.7 million was available under the capital lease financing arrangement.

Lease Agreements

We maintain facility leases for our operations in Pennsylvania and California.

We maintain our headquarters in Warrington, Pennsylvania. The facility is 39,594 square feet and serves as the main operating facility for clinical development, regulatory, sales and marketing and administration. The lease expires in February 2010 with total aggregate payments of $4.6 million.

We also lease 11,000 square feet of office and laboratory space in Doylestown, Pennsylvania. We maintain the Doylestown facility for the continuation of analytical laboratory activities under a lease that expires in February 2006, subject to a 6-month extension.

We lease office and laboratory space in Mountain View, California. The facility is 16,800 square feet and houses our aerosol development operations. The lease expires in June 2008 with total aggregate payments of $804,000.

Working Capital

We believe our current working capital is sufficient to meet planned activities into 2006, before taking into account any amounts that may be available through the use of the CEFF. We anticipate using additional portions of the available CEFF over the remainder of 2005 to support manufacturing, development and commercialization activities associated with the potential commercial launch of Surfaxin in the second quarter of 2006.

We will need additional financing from investors or collaborators to complete research and development, manufacturing, and commercialization of our current product candidates under development. Working capital requirements will depend upon numerous factors, including, without limitation, the progress of research and development programs, clinical trials, timing and cost of obtaining regulatory approvals, timing and cost of sales and marketing activities, levels of resources that we devote to the development of manufacturing and marketing capabilities, technological advances, status of competitors, ability to establish collaborative arrangements with other organizations, the ability to defend and enforce intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

On October 11, 2005 we filed a universal shelf registration statement with the SEC for the proposed offering from time to time of up to $100 million of our debt or equity securities. The universal shelf registration statement was declared effective by the SEC on October 24, 2005. Presently, we have not issued any securities pursuant to this universal shelf registration statement.

We filed a shelf registration statement on Form S-3 with the SEC on December 19, 2003 for the proposed offering from time to time of up to 6.5 million shares of our common stock. On February 17, 2005, we filed a registration statement on Form S-3MEF to register an additional 1,468,592 shares of common stock for issuance in connection with the December 2003 shelf registration statement. We have made a number of issuances pursuant to these registration statements (see below) and currently there remain 58,592 shares reserved for potential future issuance under the February 2005 registration statement.

Historically, our working capital has been provided from the proceeds of public and private financings and strategic alliances:

•
On November 2, 2005, we sold 650,000 shares of our common stock to Esteve, at a price per share of $6.88, for aggregate proceeds of approximately $4.5 million. The shares were issued pursuant to a registration statement on Form S-3MEF filed with the SEC on February 17, 2005.

•
In September 2005, we entered into a financing pursuant to the CEFF resulting in proceeds of $17.0 million from the issuance of 3,012,055 shares at an average price of $5.64 (the NASDAQ volume weighted average sales price of our common stock of $6.27 per share less the applicable discount rate provided for by the CEFF),

•
In February 2005, we completed a registered direct public offering of 5,060,000 shares of common stock at $5.75 per share, resulting in gross proceeds of $29.1 million. The shares were issued pursuant to the shelf registration statement filed in December 2003 and the additional registration statement filed in February 2005.

•
In December 2004, we entered into a financing pursuant to the CEFF resulting in proceeds of $7.2 million from the issuance of 901,742 shares at an average price of $7.98 (the NASDAQ volume weighted average sales price of our common stock of $8.84 per share less the applicable discount rate provided for by the CEFF).

•
In April 2004, we completed an underwritten public offering of 2.2 million shares of common stock priced at $11.00 per share resulting in gross and net proceeds of $24.2 million and $22.8 million, respectively. The shares were issued pursuant to the shelf registration statement filed in December 2003.

We will require substantial additional funding to conduct our business, including our expanded research and product development activities and establishment of commercialization resources. Based on our current operating plan, we believe that our currently available resources, before taking into account any amounts that may be available under our CEFF with Kingsbridge and our capital lease financing arrangement with GECC, will be adequate to satisfy our capital needs into 2006. Our future capital requirements will depend on the results of our manufacturing activities, research and development activities, clinical studies and trials, competitive and technological advances and the regulatory process. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners.

We may, in some cases, elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our credit facility with PharmaBio, our CEFF with Kingsbridge and our capital lease financing arrangement with GECC, we have not entered into any additional arrangements to obtain additional financing. The sale of additional equity and debt securities may result in additional dilution to our shareholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to them, if at all. If we fail to enter into collaborative ventures or to receive additional funding, we may have to reduce significantly the scope of or discontinue our planned research, development and commercialization activities, which could significantly harm our financial condition and operating results. Furthermore, we could cease to qualify for listing of common stock on the NASDAQ National Market if the market price of our common stock declines as a result of the dilutive aspects of such potential financings. See “Risks Related to Our Business” - “We will need additional capital, and our ability to continue all of our existing planned research and development activities is uncertain. Any additional financing could result in equity dilution;”“ - The market price of our stock may be adversely affected by market volatility;” and “ - A substantial number of our securities are eligible for future sale and this could affect the market price for our stock and our ability to raise capital.”

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

To date, we have only generated revenues from investments, research grants and collaborative research and development agreements. We will need to engage in significant, time-consuming and costly research, development, pre-clinical studies, clinical testing and regulatory approval for our products under development prior to their commercialization. In addition, pre-clinical or clinical studies may show that our products are not effective or safe for one or more of their intended uses. We may fail in the development and commercialization of our products. As of September 30, 2005, we have an accumulated deficit of approximately $172.6 million and we expect to continue to incur significant increasing operating losses over the next several years. If we succeed in the development of our products, we still may not generate sufficient or sustainable revenues or we may not be profitable.

Our technology platform is based solely on our proprietary precision-engineered, surfactant technology. Our ongoing clinical trials for our lead surfactant replacement technologies may be delayed, or fail, which will harm our business.

Our precision-engineered surfactant platform technology is based on the scientific rationale of SRT to treat life threatening respiratory disorders and as the foundation for the development of novel respiratory therapies and products. Our business is dependent upon the successful development and approval of our product candidates based on this platform technology. We have received an Approvable Letter from the FDA for Surfaxin, our lead product, for the prevention of RDS in premature infants, and have filed an MAA with the EMEA for clearance to market Surfaxin in Europe. The Approvable Letter from the FDA contains conditions that we must meet in order to obtain approval and they primarily involve finalizing labeling and correcting previously reported manufacturing issues. We submitted a Response Letter to the FDA’s Approvable Letter on July 29, 2005. We have received formal written notification from the FDA, following its review of our Response Letter, outlining select items that need to be further addressed in order for the FDA to deem the response complete. Our previously submitted responses to the Approvable Letter have been accepted by the FDA as a complete response as of October 5, 2005. This date also marks the start of the FDA’s six month target to complete its review of our NDA for Surfaxin for the prevention of RDS in premature infants. We believe that the quality systems and documentation control enhancements that we have implemented jointly with Laureate to support our response to the FDA prepare us for the FDA’s reinspection of Laureate’s Totowa facility within the six month review cycle. Some pre-approval activities related to our Surfaxin manufacturing process, including process validation, have been completed, while other reinspection activities are ongoing. Assuming the adequacy of such corrective actions, the approval of Surfaxin is now anticipated in April 2006 with potential commercial launch to occur in the second quarter of 2006. Currently, we are conducting a Phase 2 clinical trial for the treatment of ARDS in adults and we have initiated a Phase 2 clinical trial using Aerosurf to potentially treat premature infants in the NICU suffering from Neonatal Respiratory Failures and a Phase 2 clinical trial using Surfaxin for the prevention of CLD. See also “Overview” above, especially paragraph (i) in the description of our business strategy, and “Plan of Operations”.

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

We rely on outside manufacturers for our drug substance and other active ingredients for Surfaxin and to produce material that meets appropriate standards for use in clinical studies of our products. Presently, Laureate is our sole clinical manufacturing facility that has been qualified to produce appropriate clinical grade material of our drug product for use in our ongoing clinical studies. In January 2005, the FDA issued an inspection report (FDA Form-483) to Laureate citing certain observations concerning Laureate’s compliance with cGMPs in connection with the FDA’s review of our New Drug Application (NDA) for Surfaxin for the prevention of RDS in premature infants. The general focus of the inspection observations relates to basic quality controls, process assurances and documentation requirements to support the commercial production process. Certain quality systems and documentation control enhancements have been implemented by us and Laureate in response to the FDA’s inspection report. See “Overview” above, especially paragraph (i) in the description of our business strategy, and “Plan of Operations”.

We anticipate that our manufacturing capabilities through Laureate, upon successful completion and implementation of our remedial activities, should allow sufficient commercial production of Surfaxin, if approved, to supply the present worldwide demand for the prevention of RDS in premature infants and our other SRT programs for our planned clinical trials. If the FDA does not accept the cGMP Action Plan, or if we or Laureate do not adequately address the initiatives set forth therein, the FDA may delay its approval of our NDA for Surfaxin or reject our NDA. Any delay in the approval of the NDA, or the rejection thereof, will have a material adverse effect on our business.

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

We may in the future elect to manufacture some of our products on our own. We currently own certain specialized manufacturing equipment, employ certain manufacturing managerial personnel, and we are considering an investment in additional manufacturing equipment; however, we do not presently maintain a complete manufacturing facility. Currently, we are in the process of evaluating a potential transaction to acquire a dedicated manufacturing operation as a strategic investment for the manufacture of Surfaxin and the development of our SRT pipeline although there can be no assurances that any such transaction will occur. If we decide to manufacture products on our own and do not successfully develop manufacturing capabilities, it will adversely affect sales of our products.

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

There are 11,461,203 shares of our common stock that are reserved for issuance under the CEFF arrangement with Kingsbridge, 375,000 of which are issuable under the warrant we granted to Kingsbridge. The issuance of shares of our common stock under the CEFF and upon exercise of the warrant will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the CEFF, we will issue shares of our common stock to Kingsbridge at a discount of between 6% and 10% of the daily volume weighted average price of our common stock during a specified period of trading days after we access the CEFF. Issuing shares at a discount will further dilute the interests of other stockholders. In September 2005, $17.0 million was successfully raised under the CEFF over a 15 day period. We anticipate using additional portions of the available CEFF over the remainder of 2005 to support manufacturing, development and commercialization activities associated with the potential commercial launch of Surfaxin in the second quarter of 2006.

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

We may not be able to meet the conditions we are required to meet under CEFF and we may not be able to access any portion of the remaining $50.8 million available under the CEFF. In addition, we are dependent upon the financial ability of Kingsbridge to fund the CEFF. Any failure by Kingsbridge to perform its obligations under the CEFF could have a material adverse effect upon us.

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

On April 13, 2004, we filed an NDA for Surfaxin for the prevention of RDS in premature infants. The FDA accepted the NDA filing and in February 2005 we received an Approvable Letter from the FDA with respect to our NDA. The Approvable Letter contains conditions that we must meet prior to obtaining final U.S. marketing approval for Surfaxin. Our previously submitted responses to the Approvable Letter have been accepted by the FDA as a complete response as of October 5, 2005. The conditions that we must meet primarily involve finalizing labeling and correcting previously reported manufacturing issues, however, the FDA might still reject the NDA. See also “Overview” above, especially paragraph (i) in the description of our business strategy, and “Plan of Operations”.

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

If we or Esteve breach or terminate the agreements that make up such collaboration arrangements or Esteve otherwise fails to conduct their Surfaxin-related activities in a timely manner or if there is a dispute about their obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability for the indications of Surfaxin which Esteve. Accordingly, we may need to enter into additional collaboration agreements and our success, particularly outside of the United States, may depend upon obtaining additional collaboration partners. In addition, we may depend on our partners’ expertise and dedication of sufficient resources to develop and commercialize our proposed products. We are currently in the process of evaluating aerosol generation technologies which will be necessary for the development of SRT products to address certain respiratory conditions and the failure to find a collaborative partner for such development may have a material adverse effect on our business.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved in our formation or have otherwise been involved with us for many years, have played integral roles in our progress and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with seven officers expiring in December 2006. Each employment agreement provides that its term shall automatically be extended for one additional year, unless at least 90 days prior to January 1 either party gives notice that it does not wish to extend the agreement. Although these employment agreements generally provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals, and the applicable noncompete provisions can be difficult and costly to monitor and enforce. Further, we do not maintain key-man life insurance.

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

As of September 30, 2005, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 14% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our common stock is listed for quotation on the NASDAQ National Market. During the nine month period ended September 30, 2005, the price of our common stock has ranged from $5.05 to $9.15. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. For the nine-month period ended September 30, 2005, the average daily trading volume in our common stock was approximately 587,000 shares and the average number of transactions per day was approximately 1,804. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of September 30, 2005, we had 56,791,243 shares of common stock issued and outstanding.

We have an effective universal shelf registration statement on Form S-3, filed with the SEC on October 11, 2005, for the proposed offering from time to time of up to $100 million of our debt or equity securities. In addition, 58,592 shares of our common stock remain available for sale under our registration statement on Form S-3MEF, filed with the SEC on February 17, 2005. We have no immediate plans to sell any securities under these registration statements. However, we may issue securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time.

Additionally, there are 11,086,203 shares of our common stock that are currently reserved for issuance under the CEFF. See “Risks Related to Our Business - Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.”

As of September 30, 2005, up to 10,665,343 shares of our common stock were issuable upon exercise of outstanding options and warrants. Holders of our stock options and warrants are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. This exercise, or the possibility of this exercise, may impede our efforts to obtain additional financing through the sale of additional securities or make this financing more costly, and may reduce the price of our common stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2005, we entered into a financing pursuant to the CEFF resulting in proceeds of $17.0 million from the issuance of 3,012,055 shares of common stock at an average price of $5.64 (the NASDAQ volume weighted average sales price of our common stock of $6.27 per share less the applicable discount rate provided for by the CEFF). As of September 30, 2005, $50.8 million remains available under the CEFF.

In the quarter ended September 30, 2005, pursuant to the exercise of outstanding stock options and warrants, we issued an aggregate of 88,036 shares of common stock at various exercise prices ranging from $1.46 to $7.46 per share for an aggregate consideration equal to $398,747. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker-dealers were involved in the sale and no commissions were paid.

We have a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, we allowed for periodic discretionary matches of newly issued shares of common stock with the amount of any such match determined as a percentage of each participant’s cash contribution. The total fair market value of our match of common stock to the 401(k) for the quarter ended September 30, 2005 was $54,143.

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

DISCOVERY LABORATORIES, INC. (Registrant)

Date: November 9, 2005	By:	/s/ Robert J. Capetola

Robert J. Capetola, Ph.D. President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ John G. Cooper

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