Form 10-Q
period 2006-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2006-08-09
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 2, 2006, 62,320,630 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

 PART II - OTHER INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. The forward-looking statements include all matters that are not historical facts and include, without limitation: statements concerning our research and development programs and clinical trials; the possibility, timing and outcome of submitting regulatory filings for our products under development; the seeking of collaboration arrangements with pharmaceutical companies or others to develop, manufacture and market products; the research and development of particular compounds and technologies; the period of time for which our existing resources will enable us to fund our operations; and anticipated cost savings and accounting charges arising out of our recent workforce reductions and corporate restructuring.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties which could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Examples of the risks and uncertainties include, but are not limited to:

•	the risk that financial conditions may change;
•	risks relating to the progress of our research and development;
•	the risk that we will not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for our aerosol and Surfactant Replacement Therapies);
•	the risk that we or our marketing partners will not succeed in developing market awareness of our products;
•	the risk that we or our marketing partners will not be able to attract or maintain qualified personnel;
•	risks that the FDA or other regulatory authorities may delay consideration of any applications that we file;
•	risks that the FDA or other regulatory authorities may not accept any applications we file;
•	risks that any such regulatory authorities will not approve the marketing and sale of a drug product even after acceptance of an application we file for any such drug product;
•
risks relating to the ability of our third party materials suppliers and development partners to provide us with adequate supplies of drug substance and drug products for completion of any of our clinical studies;

•	risks relating to our drug manufacturing operations;
•	risks relating to the integration of our manufacturing operations into our existing operations;
•	risks relating to the transfer of our manufacturing technology to third-party contract manufacturers;
•	risks relating to our ability and the ability of our collaborators to develop and successfully commercialize products that will combine our drug products with innovative aerosolization technologies;
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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,627	$47,010
Restricted cash	662	647
Available-for-sale marketable securities	-	3,251
Prepaid expenses and other current assets	348	560
Total Current Assets	27,637	51,468
Property and equipment, net of accumulated depreciation	4,583	4,322
Other assets	217	218
Total Assets	$32,437	$56,008
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,203	$7,540
Credit facility, current portion	8,500	8,500
Capitalized leases and note payable, current portion	1,883	1,568
Total Current Liabilities	17,586	17,608
Capitalized leases and note payable, non-current portion	3,282	3,323
Other liabilities	679	239
Total Liabilities	21,547	21,170
Stockholders’ Equity:
Common stock, $0.001 par value; 180,000 shares authorized; 62,656 and 61,335 shares issued, and 62,321 and 61,022 shares outstanding at June 30, 2006 and December 31, 2005, respectively.	63	61
Additional paid-in capital	246,514	240,028
Unearned portion of compensatory stock options	(115)	(230)
Accumulated deficit	(232,455)	(201,965)
Treasury stock (at cost); 335 and 313 shares at June 30, 2006 and December 31, 2005, respectively.	(3,117)	(3,054)
Accumulated other comprehensive loss	--	(2)
Total Stockholders’ Equity	10,890	34,838
Total Liabilities & Stockholders’ Equity	$32,437	$56,008

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Contracts and Grants	$-	$24	$-	$85
Expenses:
Research & Development	5,911	5,864	13,524	10,984
General & Administrative	4,024	4,095	12,706	8,365
Restructuring Charge	4,805	--	4,805	--
Total Expenses	14,740	9,959	31,035	19,349
Operating Loss	(14,740)	(9,935)	(31,035)	(19,264)
Other income / (expense):
Interest and other income	377	342	1,177	556
Interest and amortization expense	(332)	(233)	(632)	(434)
Other income / (expense), net	45	109	545	122
Net Loss	$(14,695)	$(9,826)	$(30,490)	$(19,142)
Net loss per common share - Basic and diluted	$(0.24)	$(0.18)	$(0.50)	$(0.37)
Weighted average number of common shares outstanding - basic and diluted	61,652	53,587	61,411	52,029

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(30,490)	$(19,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	448	383
Stock-based compensation expense / 401(k) match	3,757	260
Changes in:
Prepaid expenses and other current assets	212	(96)
Accounts payable and accrued expenses	(337)	(1,203)
Other assets	1	12
Other liabilities	440	(85)
Net cash used in operating activities	(25,969)	(19,871)
Cash flows from investing activities:
Purchase of property and equipment	(709)	(396)
Restricted cash	(15)	--
Purchases of marketable securities	(4,631)	(30,108)
Proceeds from sales or maturity of marketable securities	7,884	7,872
Net cash provided by / (used in) investing activities	2,529	(22,632)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	2,846	27,997
Proceeds from credit facility	-	2,571
Equipment financed through capital lease obligation	1,036	433
Principal payments under capital lease obligation	(762)	(427)
Purchase of treasury stock	(63)	-
Net cash provided by financing activities	3,057	30,574
Net decrease in cash and cash equivalents	(20,383)	(11,929)
Cash and cash equivalents - beginning of period	47,010	29,264
Cash and cash equivalents - end of period	$26,627	$17,335
Supplementary disclosure of cash flows information:
Interest paid	$619	$377
Non-cash transactions:
Unrealized gain/(loss) on marketable securities	2	(15)

See notes to consolidated financial statements

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

The Company’s SRT pipeline is initially focused on the most significant respiratory conditions prevalent in the NICU. The Company’s lead product is Surfaxin® (lucinactant). The Company has filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for Surfaxin for the prevention of Respiratory Distress Syndrome (RDS) in premature infants and has received two Approvable Letters from the FDA in connection with this NDA. In addition, the Company recently concluded patient enrollment for its Phase 2 clinical trial investigating the use of Surfaxin for the prevention and treatment of Bronchopulmonary Dysplasia (BPD) in premature infants. The Company is also developing Aerosurf™, its proprietary SRT administered in aerosolized form, for the prevention and treatment of infants with respiratory distress. The Company is preparing to initiate Phase 2 clinical studies with Aerosurf administered through nasal continuous positive airway pressure (nCPAP), potentially obviating the need for endotracheal intubation and conventional mechanical ventilation.

To address the various respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings, the Company is also developing its SRT to potentially address Acute Lung Injury (ALI), Acute Respiratory Distress Syndrome (ARDS), cystic fibrosis and other respiratory conditions.

The Company is implementing a business strategy that includes: (i) undertaking actions intended to gain regulatory approvals for Surfaxin for RDS in premature infants in the United States, including preparing to respond to the second Approvable Letter and analysis and remediation of recent manufacturing issues (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations”); (ii) investing in development of SRT pipeline programs, including Aerosurf, primarily utilizing the aerosol generating technology rights licensed through a strategic alliance with Chrysalis Technologies, a division of Philip Morris USA Inc. (Chrysalis); (iii) continued investment in manufacturing capabilities at the manufacturing operations in New Jersey acquired by the Company in December 2005 to produce surfactant drug products to meet anticipated clinical and commercial needs (if approved) and, potentially, investing in additional facilities to be built or acquired by the Company in the future; and (iv) potentially entering into strategic partnerships for the development and commercialization of the Company’s SRT product candidates.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

All of the Company’s current products under development are subject to license agreements that will require the payment of future royalties.

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

Note 3 - Stock-Based Employee Compensation

The Company has a stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (Opinion 25) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, no stock-based employee compensation cost was recognized in the statements of operations, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair market value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results from prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was $1.6 million (or $0.03 per share) and $3.2 million (or $0.05 per share), respectively, higher than if it had continued to account for share-based compensation under Opinion 25. For the three and six months ended June 30, 2006, $0.5 million and $0.9 million was classified as research and development and $1.1 million and $2.3 million was classified as general and administrative.

For comparative purposes, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the option is estimated using a Black-Scholes-Merton option-pricing formula that uses the assumptions set forth under “Stock Incentive Plan” below and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except per share data)	2005	2005

Net loss, as reported	$(9,826)	$(19,142)
Net loss per share, as reported	$(0.18)	$(0.37)
Add: Stock-based employee compensation expense included in reported net loss	4,014	4,633
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	-
Pro forma net loss	$(13,840)	$(23,775)

Pro forma net loss per share	$(0.26)	$(0.46)

Stock Incentive Plan

The Company’s 1998 Stock Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its eligible employees, officers, consultants, independent advisors and non-employee directors for up to 11,232,000 shares of our common stock, of which 9,798,000 shares were outstanding and 1,434,000 were available at June 30, 2006. The Company believes that such awards better align the interests of its eligible participants with those of its shareholders. Option awards are granted with an exercise price equal to or greater than the closing sale price per share of the Company’s common stock on the Nasdaq Global Market on the option grant date. Although the terms of any award vary, option awards generally vest based upon three years of continuous service and have 10-year contractual terms.

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
	June 30, 2006	June 30, 2005

Expected volatility	101%	78%
Expected term (in years)	5 years	3.5 years
Risk-free rate	5.0%	3.9%
Expected dividends	0%	0%

A summary of option activity under the Plan as of June 30, 2006 and changes during the period is presented below:

(in thousands, except for weighted-average data)
Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	8,440	$6.28
Granted	904	7.08
Exercised	(8)	3.15
Forfeited or expired	(60)	6.97
Outstanding at March 31, 2006	9,276	$6.35	7.3	$15,050
Vested at March 31, 2006	6,769	$6.63	6.9	$10,650
Exercisable at March 31, 2006	7,548	$6.23	6.8	$14,199

Outstanding at March 31, 2006	9,276	$6.35
Granted	1,664	2.20
Exercised	(2)	1.53
Forfeited or expired	(1,140)	7.69
Outstanding at June 30, 2006	9,798	$5.50	7.4	$476
Vested at June 30, 2006	6,898	$6.13	6.8	$360
Exercisable at June 30, 2006	7,491	$5.86	6.8	$360

Based upon application of the Black-Scholes-Merton option-pricing formula described above, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $2.72. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $40,482.

A summary of the status of the Company’s nonvested shares issuable upon exercise of outstanding options as of June 30, 2006 and changes during the three and six month periods is presented below:

(in thousands, except for weighted-average data)
Option Shares	Amount	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	1,907	$3.68
Granted	904	4.70
Vested	(252)	4.55
Forfeited	(53)	5.15
Nonvested at March 31, 2006	2,506	$3.89

Granted	1,664	1.68
Vested	(910)	2.00
Forfeited	(360)	4.61
Nonvested at June 30, 2006	2,900	$2.08

As of June 30, 2006, there was $7.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average vesting period of 2.4 years.

Note 4 - Comprehensive Loss

Total comprehensive loss was $14.7 million and $30.5 million for the three months and six months ended June 30, 2006, respectively, and $9.8 million and $19.1 and for the three and six months ended June 30, 2005. Total comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities.

Note 5 - Restricted Cash

There are cash balances that are restricted as to use and the Company discloses such amounts separately on the Company’s balance sheets. The primary component of Restricted Cash is a security deposit in the amount of $600,000 in the form of a letter of credit related to the lease agreement dated May 26, 2004 for office space in Warrington, Pennsylvania. The letter of credit is secured by cash and is recorded in the Company’s balance sheets as “Restricted Cash.” Beginning in March 2008, the security deposit and the letter of credit will be reduced to $400,000 and will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease in November 2009, the letter of credit will expire.

Note 6 - Q2 2006 Restructuring Charge

In order to lower the Company’s cost structure and re-align its operations with business priorities, the Company has reduced its staff levels and reorganized corporate management. The Company took these actions to respond to the Company’s revised expectations concerning the timing of potential FDA approval and commercial launch of Surfaxin for RDS in premature infants following the April 2006 Surfaxin process validation stability failure.

The workforce reduction totaled 52 employees, representing approximately 33% of the Company’s workforce, and was focused primarily on its commercial infrastructure, the development of which is no longer in the Company’s near-term plans. Included in the workforce reduction were three senior executives. All affected employees were eligible for certain severance payments and continuation of benefits. The Company expects to realize annual expense savings of approximately $8.1 million from the reduction in work force and related operating expenses. Additionally, certain commercial programs were discontinued and related costs will no longer be incurred. Such commercial program expenses totaled approximately $5.0 million over the past two fiscal quarters (fourth quarter of 2005 and first quarter of 2006).

The Company incurred a restructuring charge of $4.8 million in the second quarter of 2006 associated with staff reductions and the close-out of certain commercial programs, which was accounted for in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and is identified separately on the Statement of Operations as Restructuring Charge. This charge includes $2.5 million of severance and benefits related to staff reductions and $2.3 million for the termination of certain commercial programs. As of June 30, 2006, payments totaling $3.3 million had been made related to these items and $1.5 million were unpaid. Of the $1.5 million that was unpaid at June 30, 2006, $0.3 million was included in accounts payable and $1.2 million was included in accrued expenses, of which $0.8 million was classified as a current liability and $0.4 million was classified as long-term).

Note 7 - Treasury Stock

Occasionally, certain members of the Company’s management and certain consultants, pursuant to terms set forth in the Company’s Amended and Restated 1998 Stock Incentive Plan, tender shares of the Company’s common stock held by such persons in lieu of cash for payment for the exercise of certain stock options previously granted to such parties. There were no such shares tendered during the three or six months ended June 30, 2006 and June 30, 2005. However, as a result of the reductions in staff in the second quarter of 2006, 21,544 shares of unvested restricted stock awards were canceled and recorded as treasury stock.

Note 8 -Litigation

The following actions were filed in May 2006 in the United States District Court for the Eastern District of Pennsylvania against the Company and the Company’s Chief Executive Officer, Robert J. Capetola: on May 1, 2006, by Hal Unschuld, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between December 28, 2005 and April 25, 2006; on May 8, 2006, by Michael Donuvich, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between December 28, 2005 and April 25, 2006; on May 9, 2006, by Raymond Lawrie, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between March 16, 2004 and April 25, 2006 (the “Lawrie Action”); and on May 15, 2006, Marilyn DePace, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between February 1, 2005 and April 24, 2006 (the “DePace Action”). In addition to the Company and Dr. Capetola, the Lawrie Action names the Company’s Chief Financial Officer, John G. Cooper, and the DePace Action names the Company’s former Chief Operating Officer, Christopher J. Schaber. Each of these actions generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On June 15, 2006, these actions were consolidated under the caption “In re: Discovery Laboratories Securities Litigation” and, in July 2006, the court appointed the Mizla Group to serve as lead plaintiff in these consolidated actions and the law firm of Chimicles & Tikellis LLP to act as lead counsel. The court also directed the lead plaintiff to file a consolidated amended complaint no later than August 7, 2006.

On May 16, 2005, Royal L. Knab filed a shareholder derivative complaint in the United States District Court for the Eastern District of Pennsylvania against the Company’s Chief Executive Officer, Robert J. Capetola, and W. Thomas Amick, Antonio Esteve, Max E. Link and Herbert H. McDade, Jr., directors of the Company (the “Knab Action”). A second shareholder derivative complaint was filed on June 6, 2006 by Paul J. Squier, individually and on behalf of the Company, against the Company’s Chief Executive Officer, Robert J. Capetola and Herbert H. McDade, Jr., Antonio Esteve, Max E. Link, Marvin E. Rosenthale, W. Thomas Amick, directors of the Company, and Christopher J. Schaber, the Company’s former Chief Operating Officer (the “Squier Action”). These actions generally allege violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which were alleged to have occurred, in the Knab Action, from December 28, 2005 through the present, and, in the Squier Action, between 2005 and April 2006. The plaintiffs generally seek an award of damages, disgorgement of profits, injunctive and other equitable relief and award of attorneys’s fees and costs. In July 2006, the Knab Action and the Squier Action were consolidated under the caption “In re: Discovery Laboratories Derivative Litigation.” The parties have entered into a stipulation providing that the Company is not required to respond to these consolidated complaints until 60 days following defendants’ answer or a dispositive ruling on a motion to dismiss filed in response to the consolidated amended complaint in the class actions, described above.

The Company intends to vigorously defend these actions. The potential impact of these actions, all of which are expected to seek unquantified damages, attorneys fees and expenses is uncertain. Additional actions based upon similar allegations, or otherwise, may be filed in the future. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on the Company’s business, results of operations and financial condition.

Note 9 - Working Capital

Cash is required to fund the Company’s working capital needs, to purchase capital assets, and to pay debt service, including principal and interest payments. The Company does not currently have any source of operating revenue and will require significant amounts of cash to continue to fund operations, clinical trials and research and development efforts until such time, if ever, that one of the Company’s products has received regulatory approval for marketing. Because the Company has not generated any revenue from the sale of any products, the Company has primarily relied upon the capital markets and debt financings as its primary sources of funding. The Company will continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to the Company. The Company plans to fund its future cash requirements through:

•	the issuance of equity and debt financings;
•	payments from potential strategic collaborators, including license fees and sponsored research funding;
•	sales of Surfaxin, if approved;
•	capital lease financings; and
•	interest earned on invested capital.

Upon receiving a second Approvable Letter and experiencing the manufacturing issues that have caused the Company to modify its expectations concerning the timing of potential FDA approval and commercial launch of Surfaxin, the market value of the Company’s common stock declined, which has made it more difficult to obtain equity and debt financing on terms that would be beneficial to the Company in the long term. The Company has engaged Jefferies & Company, Inc., the New York-based investment banking firm, to assist the Company in identifying and evaluating strategic alternatives intended to enhance the future growth potential of the Company’s SRT pipeline and maximize shareholder value. The Company is considering multiple alternatives including, but not limited to, potential business alliances, commercial and development partnerships, financings, business combinations and other similar opportunities. No assurances can be given that this evaluation will lead to any specific action or transaction.

After taking into account the recently implemented cost containment measures and before taking into account any strategic alternatives (including the potential restructuring of the Company’s credit facility with PharmaBio Development Inc.), potential financings or amounts that may be potentially available through the CEFF, the Company believes that its current working capital is sufficient to meet planned activities into 2007. Under the CEFF, Kingsbridge is not obligated to purchase shares for any day during a draw-down when the volume weighted average price of the Company’s common stock is below $2.00. Currently, the Company’s common stock is trading below $2.00 per share and, therefore, the CEFF is not available to raise capital. If the Company’s stock price rises above $2.00 per share, the Company would anticipate using the CEFF to support working capital needs in 2006 and 2007.

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

Our SRT pipeline is initially focused on the most significant respiratory conditions prevalent in the NICU. Our lead product is Surfaxin® (lucinactant). We have filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for Surfaxin for the prevention of Respiratory Distress Syndrome (RDS) in premature infants and have received two Approvable Letters in connection with this NDA.

In addition, we recently concluded patient enrollment for a Phase 2 clinical trial investigating the use of Surfaxin for the prevention and treatment of Bronchopulmonary Dysplasia (BPD) in premature infants. We are also developing Aerosurf, a proprietary SRT administered in aerosolized form, for the prevention and treatment of infants with respiratory distress. We are preparing to initiate Phase 2 clinical studies with Aerosurf administered through nasal continuous positive airway pressure (nCPAP), potentially obviating the need for endotracheal intubation and conventional mechanical ventilation.

To address the various respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings, we recently completed and announced preliminary results of a Phase 2 clinical trial to address Acute Respiratory Distress Syndrome (ARDS) and we are also developing our SRT to potentially address Acute Lung Injury (ALI), cystic fibrosis and other respiratory conditions.

Due to our previously-announced manufacturing issues, we have revised our expectations concerning the timing of potential FDA approval and commercial launch of Surfaxin for the prevention of RDS in premature infants. Further, as our manufacturing issues could not be resolved within the regulatory time frames mandated by the European Medicines Agency (EMEA), we have voluntarily withdrawn our Marketing Authorization Application (MAA) for Surfaxin for the prevention and rescue treatment of RDS in premature infants in Europe. For a discussion of these events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

To respond to the anticipated financial impact of our revised timing for potential FDA approval and commercial launch in the U.S. of Surfaxin for the prevention of RDS in premature infants, we have lowered our cost structure and re-aligned our operations to address our business priorities. On May 4, 2006, we announced a reorganized management and a workforce reduction primarily affecting our commercial infrastructure, the development of which is no longer in our near-term plans. We also concluded our Phase 2 clinical trial of Surfaxin for the prevention and treatment of BPD in premature infants. For a discussion of these events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Q2 2006 Restructuring Charge” and “Plan of Operations - Research and Development.”

In addition, our revised expectations concerning the timing of potential FDA approval have had a significant impact on our business strategy. We are now implementing a business strategy which includes:

•
taking actions intended to gain regulatory approvals for Surfaxin for RDS in premature infants in the United States, including preparing to respond to the second Approvable Letter and conducting a comprehensive investigation, analysis and remediation of our recent manufacturing issues;

•
investing in development of SRT pipeline programs, primarily Aerosurf, which uses the aerosol generating technology rights licensed through a strategic alliance with Chrysalis Technologies (Chrysalis);

•
use of our newly-acquired manufacturing facility, which is critical to the production of Surfaxin and our SRT clinical programs, to produce Surfaxin, other SRT formulations and aerosol development capabilities. We view our acquisition of this facility as an initial step in our manufacturing strategy for the continued development of our SRT portfolio, including life cycle management of Surfaxin, potential formulation enhancements, and expansion of our aerosol SRT products, beginning with Aerosurf. Our strategy also includes, where appropriate, contracting with third-party manufacturers and building or acquiring additional manufacturing capabilities for the production of our precision-engineered surfactant drug products; and

•
raising additional working capital and securing additional strategic partnerships for the development and commercialization of our proprietary SRT product candidates, including Surfaxin. We have recently engaged Jefferies & Company, Inc., the New York-based investment banking firm, to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our surfactant replacement therapy pipeline and maximize shareholder value. We are considering multiple alternatives including, but not limited to, potential business alliances, commercial and development partnerships, financings, business combinations and other similar opportunities, although no assurances are given that this evaluation will lead to any specific action or transaction.

Since our inception, we have incurred significant losses and, as of June 30, 2006, we had an accumulated deficit of $232.5 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities and, since 2005, also include significant general and administrative, primarily pre-commercialization, activities. Research and development expenses represent costs incurred for scientific and clinical personnel, clinical trials, regulatory filings and developing manufacturing capabilities. We expense research and development costs as they are incurred. General and administrative expenses consist primarily of Surfaxin pre-launch commercialization sales and marketing, executive management, financial, business development, legal and general corporate activities and related expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings, debt arrangements and strategic collaborations. As of June 30, 2006, we had: (i) cash and investments of $27.3 million; (ii) $47.8 million potentially available under the CEFF with Kingsbridge, subject to the terms and conditions of the agreement; (iii) a $9.0 million capital equipment lease financing arrangement with General Electric Capital Corporation (GECC), of which an aggregate of $7.4 million has been drawn during the life of the facility and, after giving effect to principal payments, $5.2 million of which was still payable; and (iv) a secured revolving credit facility of $8.5 million with PharmaBio Development Inc. (PharmaBio), of which the entire amount is currently outstanding and due on December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

RESEARCH AND DEVELOPMENT

Research and development expenses for the three and six months ended June 30, 2006 were $5.9 million and $13.5 million, respectively, and for the three and six months ended June 30, 2005 were $5.9 million and $11.0 million, respectively. These costs are charged to operations as incurred and are tracked by category rather than by project. Research and development costs consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations and other direct clinical trials activities.

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

Manufacturing Development

Manufacturing development primarily reflects costs incurred to develop current good manufacturing practices (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. Manufacturing development activities include costs associated with operating our manufacturing facility in Totowa, New Jersey (which we acquired in December 2005), such as employee expenses, depreciation, the purchase of raw materials, quality control and assurance activities, and analytical services. In addition, manufacturing activities include expenses associated with our comprehensive investigation, analysis and remediation of our recent manufacturing issues, as well as implementation of enhancements to quality controls, process assurances and documentation requirements that support the production process and expanding the operations to meet production needs for our SRT pipeline.

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

The following summarizes our research and development expenses by the foregoing categories for the three and six months ended June 30, 2006 and 2005:

( in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development Expenses:	2006(1)	2005	2006(1)	2005

Research and pre-clinical operations	$ 560	$ 426	$ 1,068	$ 1,355
Manufacturing development	2,892	2,656	5,391	4,046
Unallocated development - clinical and regulatory operations	2,007	1,845	4,537	3,484
Direct clinical trial expenses	452	937	2,528	2,099
Total Research and Development Expenses	$ 5,911	$ 5,864	$ 13,524	$ 10,984

(1) Included in expenses for the three and six months ended June 30, 2006 is a charge of $0.5 million and $0.9 million associated with stock-based employee compensation in accordance with the provisions of FAS No. 123(R).

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review, clinical or pre-clinical development. The status and anticipated completion date of each of our lead SRT programs is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations,” below. Successful completion of development of our SRT is contingent on numerous risks, uncertainties and other factors, some of which are described in detail in the section entitled “Risk Factors”.

These factors include, but are not limited to:

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
•
Timely resolution of the CMC and cGMP-related matters at our manufacturing operations in New Jersey with respect to Surfaxin and our other SRTs presently under development, including matters that were noted by the FDA in its inspectional reports on Form FDA 483 and our recent drug stability testing issues;

•	Successful manufacture of SRT drug product candidates, including Surfaxin, at our operations in New Jersey;
•	Successful development and implementation of a manufacturing strategy for the Chrysalis aerosolization device and related materials to support clinical studies and commercialization of Aerosurf.
•	Obtaining additional manufacturing operations, for which we presently have limited resources.

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

The alliance focuses on therapies for hospitalized patients, including those in the neonatal intensive care unit (NICU), pediatric intensive care unit (PICU) and the adult intensive care unit (ICU), and can be expanded into other hospital applications and ambulatory settings. We and Chrysalis are utilizing our respective capabilities and resources to support and fund the design and development of integrated drug-device systems that can be uniquely customized to address specific respiratory diseases and patient populations. Chrysalis is responsible for developing the design for the aerosol device platform, patient interface and disposable dose packets. We are responsible for aerosolized SRT drug formulations, clinical and regulatory activities, and the manufacturing and commercialization of the drug-device products. We have exclusive rights to Chrysalis’ aerosolization technology for use with pulmonary surfactants for all respiratory diseases and conditions in hospital and ambulatory settings. Generally, Chrysalis will receive a tiered royalty on product sales: the base royalty generally applies to aggregate net sales of less than $500 million per contract year; the royalty generally increases on aggregate net sales in excess of $500 million per contract year, and generally increases further on aggregate net sales of alliance products in excess of $1 billion per contract year.

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

PLAN OF OPERATIONS

We have incurred substantial losses since inception and expects to continue to expend substantial amounts for continued product research, development, manufacturing, and general business activities. We anticipate that during the next 12 to 24 months:

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

Surfaxin for RDS in Premature Infants

In April 2006, we received a second Approvable Letter from the FDA for Surfaxin for the prevention of RDS in premature infants. Specifically, the FDA requested certain information primarily focused on the Chemistry, Manufacturing and Controls (CMC) section of the NDA. The information predominately involves the further tightening of active ingredient and drug product specifications and related controls. Consistent with previous review, the FDA did not have any clinical or statistical comments. Also in April, ongoing analysis of data from Surfaxin process validation batches indicated that certain stability parameters had not been achieved. These process validation batches were manufactured as a requirement for our NDA and had been undergoing periodic stability testing.

We are completing our analysis of the second Approvable Letter and preparing a comprehensive information package for the FDA addressing the issues in the second Approvable Letter. Once we believe that we have resolved our Surfaxin manufacturing issues, including completing our comprehensive investigation covering among other things, manufacturing processes, test methods, and drug substance suppliers, we will request a meeting with the FDA and submit the comprehensive information package. Upon receipt of our request, procedurally, the FDA must respond within 14 days and the meeting must occur within 75 days of the written request. At the meeting, we will seek to clarify the issues identified by the FDA in the second Approvable Letter and agree on a plan to obtain potential approval. Thereafter, to meet FDA regulatory requirements, we plan to manufacture new process validation batches and, once we have achieved satisfactory Surfaxin process validation and stability testing over an acceptable period (currently contemplated to be six-months), we will submit our formal response to the second Approvable Letter. The FDA will then advise us if it will accept the submitted response to the second Approvable Letter as a "complete" response and the time frame in which it will complete its review of the NDA.

As a result of these events, we have revised our expectations concerning the timing of potential FDA approval of Surfaxin for the prevention of RDS in premature infants.

To address our manufacturing issues, we initiated a comprehensive investigation to determine the cause of the stability failure covering, among other things, manufacturing processes, test methods, and drug substance suppliers and, to date we have achieved the following progress:

▪
We recently manufactured two “investigation batches” of Surfaxin that have passed all of the critical release specification assays, with the remaining release analytical procedures and stability monitoring ongoing. These investigation batches are intended to assess the impact of the investigative observations and will provide significant supportive data to a comprehensive investigation report and a corrective action and preventative action (CAPA) plan. These investigation batches are not designated as process validation batches, however.

▪	The data and information gathering phase of the investigation is nearly complete and we have begun to prepare the investigation report and the CAPA plan.

▪
We have been able, through the investigative process, to simultaneously address certain issues associated with the second Approvable Letter received from the FDA. We believe that resolution of the manufacturing issues and implementation of a CAPA plan will also resolve a number of issues raised by the FDA in the second Approvable Letter.

Dependent upon satisfactory completion of our investigation, we expect to meet with the FDA and manufacture new process validation batches in the fourth quarter of 2006.

We also filed an MAA with the EMEA for clearance to market Surfaxin for the prevention and rescue treatment of RDS in premature infants in Europe. We received the Day 180 List of Outstanding Issues from the Committee for Medicinal Products for Human Use (CHMP) in relation to our MAA. We submitted a written response to all of the CHMP’s outstanding issues in April 2006 and, subsequently met with the EMEA to discuss the response. Because our manufacturing issues could not be resolved within the regulatory time frames mandated by the EMEA, in June 2006 we determined to voluntarily withdraw the MAA for Surfaxin for the prevention and rescue treatment of RDS in premature infants.

Surfaxin for BPD in Premature Infants

On May 9, 2006, with enrollment totaling 136 patients, we determined to conclude our Phase 2 clinical trial of Surfaxin for the prevention and treatment of BPD in premature infants. This double-blind, controlled Phase 2 clinical trial was intended to enroll up to 210 very low birth weight premature infants born at risk for developing BPD and its conclusion was related to cost-cutting measures and the potentially adverse effect that our manufacturing issues may have had on the near-term availability of Surfaxin drug product for this clinical trial. The study’s objective is to determine the safety and tolerability of administering Surfaxin as a therapeutic approach for the prevention and treatment of BPD. In January 2006, the FDA granted Fast Track designation to Surfaxin for prevention and treatment of BPD in premature infants and, in October 2005, the Office of Orphan Products Development of the FDA (OOPD) granted Orphan Drug designation to Surfaxin for the treatment of BPD. In June 2006, the OOPD also granted Orphan Drug designation to Surfaxin for the prevention of BPD. We plan to perform a comprehensive analysis of the clinical data from this trial and report top-line results in the fourth quarter of 2006.

Aerosurf, Aerosolized SRT

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

In December 2005, we entered into a strategic alliance with Chrysalis. The alliance unites two highly complementary respiratory technologies - our precision-engineered surfactant technology with Chrysalis’ novel aerosolization device technology that is being developed to enable the delivery of therapeutics to the deep lung. Through this alliance, we gained exclusive rights to their aerosolization technology for use with pulmonary surfactants for all respiratory diseases. Our lead neonatal program utilizing the Chrysalis technology is Aerosurf administered via nCPAP to treat premature infants in the NICU at risk for neonatal respiratory disorders. We anticipate initiating a pilot Phase 2 clinical study of Aerosurf utilizing the Chrysalis aerosolization technology in the first half of 2007. This timeline may be affected by our efforts to remediate our manufacturing issues discussed above.

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

The objective of the Surfactant Lavage was to restore functional surfactant levels in the patients’ lungs, thereby improving oxygenation in order to remove critically ill patients from mechanical ventilation sooner. Following our analysis of this trial, we plan to submit the data for publication in a peer review journal. We plan to seek potential partners, with which we can apply the scientific and clinical observations generated from this trial to support the design of potential future trials to treat ARDS.

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

Manufacturing - New Jersey Operations

In December 2005, we purchased the manufacturing operations of Laureate Pharma (our contract manufacturer at that time) that are critical to the production of Surfaxin and our SRT clinical programs. This facility is our only validated clinical facility in which we produce clinical grade material of our drug substance. We will use this pharmaceutical manufacturing and development facility for the production of Surfaxin and for the development and enhanced formulations of Surfaxin and the development of aerosol formulations including Aerosurf. In connection with our acquisition of the facility, we entered into a transitional services arrangement under which Laureate agreed to provide us with certain limited manufacturing-related support services through December 2006. As of July 31, 2006, we have terminated the arrangement and have transitioned the Laureate support activities to our facility.

In April 2006, ongoing analysis of data from Surfaxin process validation batches indicated that certain stability parameters had not been achieved. These process validation batches were manufactured as a requirement for our NDA and had been undergoing periodic stability testing. To meet FDA regulatory requirements, following the meeting that we expect to have with the FDA, we expect to manufacture new process validation batches in the fourth quarter of 2006 and subject them to periodic stability testing over an acceptable period (currently contemplated to be six-months). As a result of these events, we have revised our expectations concerning the timing of potential FDA approval of Surfaxin for the prevention of RDS in premature infants. We are investing in manufacturing and regulatory activities intended to gain such FDA approval, including preparing our response to the second Approvable Letter and analysis and remediation of our recent manufacturing issues.

Longer-Term Manufacturing Capabilities

We view the acquisition of a New Jersey manufacturing facility as an initial step of our manufacturing strategy for the continued development of our SRT portfolio, including life cycle management of Surfaxin, potential formulation enhancements, and expansion of our aerosol SRT products, beginning with Aerosurf. The lease for our New Jersey manufacturing operations is through December 2014. In addition to the customary terms and conditions, the lease contains an early termination option, beginning in December 2009. The early termination option can only be exercised by the landlord upon a minimum of two years prior notice and, in the earlier years, payment to us of significant early termination amounts, subject to certain conditions. Taking into account this early termination option for our Totowa, NJ, facility, our long-term strategy includes building or acquiring additional manufacturing capabilities for the production of our precision-engineered surfactant drug products.

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

We will need to generate significant revenues from product sales, related royalties and transfer prices to achieve and maintain profitability. Through June 30, 2006, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through June 30, 2006, we had not generated taxable income. On December 31, 2005, net operating losses available to offset future taxable income for Federal tax purposes were approximately $187.0 million. The future utilization of such loss carryforwards may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, we have a research and development tax credit carryforward of $3.8 million at December 31, 2005. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2009 through 2024.

RESULTS OF OPERATIONS

The net loss for the three and six month periods ended June 30, 2006 was $14.7 million (or $0.24 per share) and $30.5 million (or $0.50 per share), respectively. The net loss for the three and six month periods ended June 30, 2005 was $9.8 million (or $0.18 per share) and $19.1 million (or $0.37 per share), respectively.

Included in the GAAP net loss for the quarter ender June 30, 2006 is a restructuring charge of $4.8 million, or $0.08 per share, related to the staff reductions and the close-out of certain commercial programs as a result of our revised expectations for the timing of potential FDA approval and commercial launch of Surfaxin for the prevention of Respiratory Distress Syndrome (RDS) in premature infants. Additionally, we adopted Financial Accounting Standards No. 123(R) (“FAS 123(R)”) on January 1, 2006 using the modified prospective method, which resulted in the recognition of stock compensation expenses in the statement of operations during the three and six months ended June 30, 2006 without adjusting the prior year three and six month periods. The net loss for the three and six months ended June 30, 2006 includes $1.6 million (or $0.03 per share) and $3.2 million (or $0.05 per share), respectively, of stock-based compensation expenses as a result of our adoption of FAS 123(R). Excluding these charges, the net loss for the three and six months ended June 30, 2006 was $8.3 million (or $0.13 per share) and $22.5 million (or $0.37 per share), respectively.

Revenues

Revenue for the three and six months ended June 30, 2006 was $0 for both periods. Revenue for the three and six months ended June 30, 2005 was $24,000 and $85,000, respectively. The revenue in 2005 was associated with our corporate partnership agreement with Esteve to develop, market and sell Surfaxin in Southern Europe.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2006 were $5.9 million and $13.5 million, respectively, and for the three and six months ended June 30, 2005 were $5.9 million and $11.0 million, respectively. Research and development cost consist primarily of expenses associated with research and pre-clinical operations, manufacturing development, clinical and regulatory operations and other direct clinical trial activities. The increase as compared to the same prior year periods primarily reflects:

(i)
manufacturing development activities (included in research and development expenses) to support the production of clinical and commercial drug supply for our SRT programs, including Surfaxin, SRT formulations and aerosol development capabilities, in conformance with current Good Manufacturing Practices (cGMPs). Expenses related to manufacturing development activities for the three and six months ended June 30, 2006 were $2.9 million and $5.4 million, respectively, as compared to $2.7 million and $4.0 million for the three and six months ended June 30, 2005, respectively. The increase in expenses is primarily associated with the ownership of our manufacturing operation in Totowa, New Jersey, which we purchased from Laureate Pharma, Inc. (our contract manufacturer at that time) in December 2005. Expenditures in 2005 for manufacturing activities included improvements and enhancements to Laureate’s Totowa, New Jersey facility in response to the FDA inspectional observations on Form FDA 483. Additionally, there was a charge of $0.1 million and $0.3 million for the three and six months ended June 30, 2006, respectively, associated with stock-based employee compensation in accordance with the provisions of SFAS No. 123R.

(ii)
research and development activities, excluding manufacturing development activities, were $3.0 million and $8.1 million for the three and six months ended June 30, 2006, respectively, as compared to $3.2 million and $7.0 million for the three and six months ended June 30, 2005, respectively. These costs are primarily associated with the development of aerosolized and other related formulations of our precision-engineered lung surfactant and engineering of aerosol delivery systems, clinical trial implementation and management, clinical quality control and regulatory compliance activities, data management and biostatistics, including, among other things: (A) U.S. and European regulatory activities associated with Surfaxin for RDS in premature infants; (B) clinical activities for the Phase 2 trial for ARDS in adults and the Phase 2 trial for BPD in premature infants; and (C) development activities related to Aerosurf for neonatal respiratory disorders. Additionally, there were charges of $0.4 million and $0.6 million for the three and six months ended June, 2006, respectively, associated with stock-based employee compensation in accordance with the provisions of SFAS No. 123R.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2006 were $4.0 million and $12.7 million, respectively, and for the three and six months June 30, 2005, were $4.1 million and $8.4 million, respectively. General and administrative expenses consist primarily of the costs of executive management, finance and accounting, business and commercial development, pre-launch commercial sales and marketing, legal, facility and other administrative costs.

The increase in general and administrative expenses as compared to the same prior year periods primarily reflects pre-launch commercial activities to build a United States commercial infrastructure in preparation for the previously anticipated commercial launch of Surfaxin in the second quarter of 2006. For the three and six months ended June 30, 2006, costs associated with these pre-launch commercial activities were $0.8 million and $5.5 million, respectively, as compared to $2.1 million and $4.4 million for the three and six months ended June 30, 2005, respectively. In April 2006, in connection with the second Approvable Letter and the failure of Surfaxin process validation batches to achieve certain stability parameters, which caused us to modify our expectations concerning the timing of potential FDA approval of Surfaxin, we discontinued pre-launch commercial activities and significantly downsized our commercial infrastructure. The cost associated with the discontinuance of such activities are a component of the Q2 2006 restructuring charge. Additionally, there is a charge of $1.1 million and $2.3 million for the three and six months ended June 30, 2006, respectively, associated with stock-based employee compensation in accordance with the provisions of SFAS No. 123R.

Q2 2006 Restructuring Charge

In order to lower our cost structure and re-align our operations with business priorities, we reduced staff levels and reorganized corporate management. We took these actions as a result of receiving a second Approvable Letter and experiencing manufacturing issues that have caused us to modify our expectations concerning the timing of potential FDA approval and commercial launch of Surfaxin for the prevention of RDS in premature infants. The workforce reduction totaled 52 employees, representing approximately 33% of our workforce, and was focused primarily on our commercial infrastructure, the development of which is no longer in our near-term plans. Included in the workforce reduction were three senior executives. All affected employees were eligible for certain severance payments and continuation of benefits. We expect to realize annual expense savings of approximately $8.1 million from the reduction in work force and related operating expenses. Additionally, certain commercial programs were discontinued and related costs will no longer be incurred. Such commercial program expenses totaled approximately $5.0 million over the past two fiscal quarters (fourth quarter of 2005 and first quarter of 2006).

We incurred a restructuring charge of $4.8 million in the second quarter of 2006 associated with staff reductions and the close-out of certain commercial programs, which was accounted for in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and is identified separately on the Statement of Operations as Restructuring Charge. This charge includes $2.5 million of severance and benefits related to staff reductions and $2.3 million for the termination of certain commercial programs. As of June 30, 2006, payments totaling $3.3 million had been made related to these items and $1.5 million were unpaid. Of the $1.5 million that was unpaid at June 30, 2006, $0.3 million was included in accounts payable and $1.2 million was included in accrued expenses, of which $0.8 million was classified as a current liability and $0.4 million was classified as long-term).

Other Income/(Expense)

Other income and (expense) for the three and six months ended June 30, 2006 was $45,000 and $545,000, respectively, compared to $109,000 and $122,000 for the three and six months ended June 30, 2005.

Included in other income for the six months ended June 30, 2006 was $280,000 of proceeds from the sale of our State of Pennsylvania research and development tax credits.

Interest income for the three and six months ended June 30, 2006 $377,000 and $897,000, respectively, compared to $342,000 and $556,000 for the three and six months ended June 30, 2005. The increase is primarily due to a general increase in earned market interest rates.

Interest expense for the three and six months ended June 30, 2006 was ($332,000) and ($632,000), respectively, compared to ($233,000) and ($434,000) for the three and six months ended June 30, 2005. The increase is primarily due to interest expense associated with our credit facility and capital lease financing arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Cash is required to fund our working capital needs, to purchase capital assets, and to pay our debt service, including principal and interest payments. We do not currently have any source of operating revenue and will require significant amounts of cash to continue to fund our operations, our clinical trials and our research and development efforts until such time, if ever, that one of our products has received regulatory approval for marketing. Because we have not generated any revenue from the sale of any products, we have primarily relied on the capital markets and debt financings as our source of funding. We will continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to us. We plan to fund our future cash requirements through:

•	the issuance of equity and debt financings;
•	payments from potential strategic collaborators, including license fees and sponsored research funding;
•	sales of Surfaxin, if approved;
•	capital lease financings; and
•	interest earned on invested capital.

Upon receiving a second Approvable Letter and experiencing manufacturing issues that have caused us to modify our expectations concerning the timing of potential FDA approval and commercial launch of Surfaxin for the prevention of RDS in premature infants, the market value of our common stock declined, which has made it more difficult to obtain equity and debt financing on terms that would be beneficial to us in the long term. We have engaged Jefferies & Company, Inc., the New York-based investment banking firm, to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value. We are considering multiple alternatives including, but not limited to, potential business alliances, commercial and development partnerships, financings, business combinations and other similar opportunities. No assurances can be given that this evaluation will lead to any specific action or transaction.

After taking into account the recently implemented cost containment measures, we believe our current working capital is sufficient to meet planned activities into 2007, before taking into account any strategic alternatives, potential financings or amounts that may be potentially available through the CEFF. Under the CEFF, Kingsbridge is not obligated to purchase shares for any day during a draw-down when the volume weighted average price of our common stock is below $2.00. Currently, our common stock is trading below $2.00 per share and, therefore, the CEFF is not available to raise capital. If our stock price rises above $2.00 per share, we would anticipate using the CEFF to support working capital needs in 2006 and 2007.

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

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2006, we had cash, cash equivalents, restricted cash and marketable securities of $27.3 million, as compared to $50.9 million as of December 31, 2005, a decrease of $23.6 million. The decrease primarily consists of cash used in operating and investing activities of $26.5 million, offset by $2.2 million of proceeds from a financing pursuant to the CEFF that resulted in the issuance of 1,078,519 shares of our common stock and $0.7 million of proceeds from the exercise of stock options and warrants.

Committed Equity Financing Facility

In April 2006, we entered into a new Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group, in which Kingsbridge committed to purchase, subject to certain conditions, the lesser of up to $50 million or up to 11,677,047 shares of our common stock. Our previous Committed Equity Financing Facility, entered into with Kingsbridge in July 2004 (2004 CEFF) and which had capital of up to $47.6 million available, automatically terminated on May 12, 2006, the date on which the SEC declared effective the registration statement filed in connection with the new CEFF.

This new CEFF allows us to raise capital, subject to certain conditions that we must satisfy, at the time and in amounts deemed suitable to us, during a three-year period beginning on May 12, 2006. We are not obligated to utilize any of the $50 million available under the new CEFF.

The purchase price of the shares sold to Kingsbridge will be at a discount ranging from 6 to 10 percent of the volume weighted average of the price of our common stock (VWAP) for each of the eight trading days following our election to sell shares, or “draw down” under the CEFF. The discount on each of these eight trading days will be determined as follows:

VWAP*	% of VWAP (Applicable Discount)
Greater than $10.50 per share	94%	(6)%
Less than or equal to $10.50 but greater than $7.00 per share	92%	(8)%
Less than or equal to $7.00 but greater than or equal to $2.00 per share	90%	(10)%
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

Our ability to require Kingsbridge to purchase our common stock is subject to various limitations. Each draw down is limited to the lesser of 2.5 percent of the closing price market value of our outstanding shares of our common stock at the time of the draw down or $10 million. Unless Kingsbridge agrees otherwise, a minimum of three trading days must elapse between the expiration of any draw down pricing period and the beginning of the next draw down pricing period. Kingsbridge is not obligated to purchase shares for any day during a draw-down when the VWAP on such day is below $2.00 per share. In addition, Kingsbridge may terminate the CEFF under certain circumstances, including if a material adverse effect relating to our business continues for ten trading days after notice of the material adverse effect.

In connection with the new CEFF, we issued a Class C Investor Warrant to Kingsbridge to purchase up to 490,000 shares of our common stock at an exercise price of $5.6186 per share, which is fully exercisable beginning October 17, 2006 and for a period of five years thereafter. The warrant must be exercised for cash, except in limited circumstances.

In May 2006, we entered into a financing pursuant to the CEFF resulting in proceeds of $2.2 million from the issuance of 1,078,519 shares of our common stock at an average price of $2.03.

In connection with the 2004 CEFF, we issued a Class B Investor warrant to Kingsbridge to purchase up to 375,000 shares of our common stock at an exercise price equal to $12.0744 per share. The warrant, which expires in January 2010, must be exercised for cash, except in limited circumstances, for total proceeds equal to approximately $4.5 million, if exercised. As of March 31, 2006, the Class B Investor Warrant had not been exercised in whole or in part.

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

Debt Facilities

Credit Facility with PharmaBio, an Investment Group of Quintiles Transnational Corp.

We entered into a collaboration arrangement with Quintiles Transnational Corp. (Quintiles), in 2001, to provide certain commercialization services in the United States for Surfaxin for the treatment of RDS in premature infants and MAS in full-term infants. In connection with the commercialization agreement, PharmaBio, Quintiles strategic investment group, extended to us a secured, revolving credit facility of $8.5 to $10.0 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States. The facility was renegotiated in November 2004. At June 30, 2006, $8.5 million was outstanding under the credit facility and is classified as a current liability. The interest rate is the greater of 8% or prime rate plus 2% annually and payments are due quarterly in arrears. We are presently assessing a potential restructuring of this credit facility. Without such restructuring, principal and interest outstanding under this credit facility will be due and payable as a balloon payment on December 31, 2006.

Capital Lease and Note Payable Financing Arrangements with General Electric Capital Corporation

Our primary capital lease financing arrangement is with the Life Science and Technology Finance Division of General Electric Capital Corporation (GECC). Under this arrangement, we purchase capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finance those purchases through this capital lease financing arrangement. The capital lease is secured by the related assets. Subject to certain conditions, this arrangement provides for financing of up to $9 million. On May 9, 2006, GECC agreed to amend the arrangement, which would have expired April 30, 2006, such that the funds are now available through October 2006, subject to certain conditions and in consideration of certain undertakings on our part, including a pledge of certain proceeds of certain components of our intellectual property and an agreement not to pledge, with certain exceptions, any interest in our intellectual property. Laboratory and manufacturing equipment is financed over 48 months and all other equipment is financed over 36 months. Interest rates vary in accordance with changes in the three and four year treasury rates. As of June 30, 2006, $5.2 million is outstanding ($1.9 million classified as current liabilities and $3.3 million as long-term liabilities) and $1.6 million remains available for future use, subject to certain conditions.

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

We also lease approximately 11,000 square feet of office and laboratory space in Doylestown, Pennsylvania. We maintain the Doylestown facility for the continuation of analytical laboratory activities under a lease that expires in August 2006, and is subject to extensions on a monthly basis.

We lease office and laboratory space in Mountain View, California. The facility is 16,800 square feet and houses our aerosol and formulation development operations. The lease expires in June 2008 with total aggregate payments of $804,000.

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

On June 20, 2006, we announced that we have engaged Jefferies & Company, Inc., the New York-based investment banking firm, to assist us in identifying and evaluating strategic alternatives intended to generate additional funds and enhance the future growth potential of our surfactant replacement therapy pipeline and maximize shareholder value. We are considering multiple alternatives, including, but not limited to, potential business alliances, commercial and development partnerships, financings, business combinations and other similar opportunities. No assurances can be given that this evaluation will lead to any specific action or transaction.

If a transaction involving the issuance of additional equity and debt securities is concluded, such a transaction may result in additional dilution to our shareholders. We cannot be certain that additional funding will be available when needed or on terms acceptable to us, if at all. If we fail to receive additional funding or enter into business alliances or other similar opportunities, we may have to reduce significantly the scope of or discontinue our planned research and development activities, which could significantly harm our financial condition and operating results.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following actions were filed in May 2006 in the United States District Court for the Eastern District of Pennsylvania against the Company and the Company’s Chief Executive Officer, Robert J. Capetola: on May 1, 2006, by Hal Unschuld, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between December 28, 2005 and April 25, 2006; on May 8, 2006, by Michael Donuvich, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between December 28, 2005 and April 25, 2006; on May 9, 2006, by Raymond Lawrie, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between March 16, 2004 and April 25, 2006 (the “Lawrie Action”); and on May 15, 2006, Marilyn DePace, individually and purportedly on behalf of a class of the Company’s investors who purchased the Company’s publicly traded securities between February 1, 2005 and April 24, 2006 (the “DePace Action”). In addition to the Company and Dr. Capetola, the Lawrie Action names the Company’s Chief Financial Officer, John G. Cooper, and the DePace Action names the Company’s former Chief Operating Officer, Christopher J. Schaber. Each of these actions generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by the Company and seeks an order that the action may proceed as a class action and an award of compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On June 15, 2006, these actions were consolidated under the caption “In re: Discovery Laboratories Securities Litigation” and, in July 2006, the court appointed the Mizla Group to serve as lead plaintiff in these consolidated actions and the law firm of Chimicles & Tikellis LLP to act as lead counsel. The court also directed the lead plaintiff to file a consolidated amended complaint no later than August 7, 2006.

On May 16, 2005, Royal L. Knab filed a shareholder derivative complaint in the United States District Court for the Eastern District of Pennsylvania against the Company’s Chief Executive Officer, Robert J. Capetola, and W. Thomas Amick, Antonio Esteve, Max E. Link and Herbert H. McDade, Jr., directors of the Company (the “Knab Action”). A second shareholder derivative complaint was filed on June 6, 2006 by Paul J. Squier, individually and on behalf of the Company, against the Company’s Chief Executive Officer, Robert J. Capetola and Herbert H. McDade, Jr., Antonio Esteve, Max E. Link, Marvin E. Rosenthale, W. Thomas Amick, directors of the Company, and Christopher J. Schaber, the Company’s former Chief Operating Officer (the “Squier Action”). These actions generally allege violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, which were alleged to have occurred, in the Knab Action, from December 28, 2005 through the present, and, in the Squier Action, between 2005 and April 2006. The plaintiffs generally seek an award of damages, disgorgement of profits, injunctive and other equitable relief and award of attorneys’s fees and costs. In July 2006, the Knab Action and the Squier Action were consolidated under the caption “In re: Discovery Laboratories Derivative Litigation.” The parties have entered into a stipulation providing that the Company is not required to respond to these consolidated complaints until 60 days following defendants’ answer or a dispositive ruling on a motion to dismiss filed in response to the consolidated amended complaint in the class actions, described above.

The Company intends to vigorously defend these actions. The potential impact of these actions, all of which are expected to seek unquantified damages, attorneys fees and expenses is uncertain. Additional actions based upon similar allegations, or otherwise, may be filed in the future. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on the Company’s business, results of operations and financial condition.

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

We have undertaken and expect to continue to undertake cost-savings initiatives. However, we cannot assure you that we will realize on-going cost savings or any other benefits from these initiatives. Even if we realize the benefits of our cost savings initiatives, any cash savings that we achieve may be offset by other costs, such as costs related to ongoing development activities and pre-clinical and clinical studies. Staff reductions may reduce our workforce below the level needed to effectively manage our business and service our development programs. Our failure to realize the anticipated benefits of our cost-savings initiatives could have a material adverse effect on our business, results of operations and financial condition.

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

We have filed an NDA with the FDA for Surfaxin for the prevention of RDS in premature infants. As part of the review of the Surfaxin NDA, the FDA, in January 2005, issued a Form FDA 483 to our then contract manufacturer, Laureate Pharma, Inc. The FDA cited inspectional observations related to basic quality controls, process assurances and documentation requirements that support the commercial production process necessary to comply with current good manufacturing practices (cGMPs). The FDA issued an Approvable Letter to us in February 2005 regarding our NDA. To address the Form FDA 483 inspectional observations, we and Laureate implemented improved quality systems and documentation controls believed to support the FDA’s regulatory requirements for the approval of Surfaxin. In October 2005, the FDA accepted our responses to the Approvable Letter as a complete response thereby establishing April 2006 as its target to complete its review of our NDA. In April 2006, analysis of ongoing stability data from Surfaxin process validation batches, which were produced as a requirement for our NDA, indicated that certain stability parameters had not been achieved and, therefore, three additional process validation batches will likely have to be produced. We are presently conducting an investigation to determine the cause and define the corrective action and preventative action plan needed to potentially remediate these manufacturing issues. Our investigation covers, among other things, manufacturing processes, test methods, and drug substance suppliers. Also in April 2006, the FDA issued a second Approvable Letter to us, requesting certain information primarily focused on the CMC section of the NDA. We are preparing a comprehensive information package and, after we are satisfied that the manufacturing issues have been remediated, we will request a meeting with the FDA to discuss plans for the manufacture of new process validation batches and clarify the issues identified in the second Approvable Letter. Thereafter, we will submit our formal response to the second Approvable Letter. At that time, the FDA will advise us of the time frame in which it will complete its review and advise us if it will accept our response to the second Approvable Letter as a complete response. After the FDA has accepted our response as a complete response, the FDA might still delay its approval of our NDA or reject our NDA, which would have a material adverse effect on our business.

We filed an MAA with the EMEA for clearance to market Surfaxin for the prevention and rescue treatment of RDS in premature infants in Europe. In February 2006, we received the Day 180 List of Outstanding Issues from the Committee for Medicinal Products for Human Use (CHMP) in relation to our MAA. We submitted a written response to all of the CHMP’s outstanding issues in April 2006 and subsequently met with the EMEA to discuss the response. Because our manufacturing issues could not be resolved within the regulatory time frames mandated by the EMEA, in June 2006, we determined to voluntarily withdrawn the MAA for Surfaxin for the prevention and rescue treatment of RDS in premature infants in Europe. We intend to have further discussions with the EMEA and develop a strategy for potential Surfaxin approval in Europe.

See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and Plan of Operations.”

Our pending NDA for Surfaxin for the prevention of RDS in premature infants may not be approved by the FDA in a timely manner or at all, which would adversely impact our ability to commercialize this product.

We submitted an NDA to the FDA for Surfaxin for the prevention of RDS in premature infants. In April 2006, we received a second Approvable Letter from the FDA, which contained a list of inspectional observations on Form FDA 483. Thereafter, we learned that analysis of ongoing stability data from Surfaxin “process validation batches”, which are a part of our NDA, indicated that certain stability parameters had not been achieved and, therefore, three additional Surfaxin process validation batches will likely have to be produced. These events have caused us to revise our expectations concerning the timing of potential FDA approval of our NDA. When we have completed and submitted our response to the second Approvable Letter and remediated our manufacturing issues, the FDA may request additional information from us, including data from additional clinical trials. Ultimately, the FDA may not approve Surfaxin for RDS in premature infants. Any failure to obtain FDA approval or further delay associated with the FDA’s review process would adversely impact our ability to commercialize our lead product.

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

In connection with the development of Aerosurf, we expect to rely on third-party contract manufacturers to manufacture the Chrysalis drug device products and components to support our clinical studies and potential commercialization of Aerosurf. The drug device products must be manufactured in a sterile environment, subject to ongoing monitoring of conformance to product specifications of each device. The manufacturer must be registered with and qualified by the FDA and must conduct its manufacturing activities in compliance with cGMP requirements, or those of foreign regulators. We may be unable to identify a qualified manufacturer to meet our requirements or the manufacturer we identify may be unable to manufacture the drug product devices to our specifications for use in clinical studies or commercialization. If we do not successfully identify and enter into a contractual agreement with drug device and components manufacturers, it will adversely affect development and commercialization of Aerosurf.

If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.

We rely on suppliers for our drug substance raw materials and third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and use in clinical trials of our products and, after approval, for commercial distribution. To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. The manufacturing process for the drug product devices used in Aerosurf includes the integration of a number of products that we expect will be produced by one or more manufacturers. We and our suppliers and vendors may not be able to (i) produce our drug substance, drug product or drug product devices to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

We have not entered into arrangements to obtain any additional financing, except for the CEFF with Kingsbridge, our revolving credit facility with PharmaBio and our capital equipment lease financing arrangement with GECC. Kingsbridge has the right under certain circumstances to terminate the CEFF, including as a consequence of a material adverse effect.

On June 20, 2006, we announced that we have engaged Jefferies & Company, Inc., the New York-based investment banking firm, to assist us in identifying and evaluating strategic alternatives intended to generate additional funds and enhance the future growth potential of our surfactant replacement therapy pipeline and maximize shareholder value. We are considering multiple alternatives, including, but not limited to, potential business alliances, commercial and development partnerships, financings, business combinations and other similar opportunities. No assurances can be given that this evaluation will lead to any specific action or transaction or generate additional capital for the Company.

If we seek additional financing, such additional financing could include unattractive terms or result in significant dilution of stockholders’ interests and share prices may decline. If we fail to receive additional funding or enter into business alliances or other similar opportunities, we may have to delay, scale back or discontinue certain of our research and development operations, and consider licensing the development and commercialization of products that we consider valuable and which we otherwise would have developed ourselves. If we are unable to raise required capital, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail commercialization of our product candidates and, ultimately, cease operations. See also “Risk Factors: Our Committed Equity Financing Facilities may have a dilutive impact on our stockholders.”

Furthermore, if the market price of our common stock declines as a result of the dilutive aspects of such potential financings, we could cease to meet the financial requirements to maintain the listing of our securities on The Nasdaq National Market. See “Risk Factors: The market price of our stock may be adversely affected by market volatility.”

Our secured, revolving credit facility with PharmaBio is due on December 31, 2006. If we are unable to renegotiate the terms of the credit facility, payment of the outstanding principal and interest would significantly reduce our available working capital.

As of June 30, 2006, we have $8.5 million outstanding under this credit facility. Outstanding principal and interest under this credit facility are due and payable as a balloon payment on December 31, 2006. We are currently assessing a potential restructuring of this credit facility. There is no assurance, however, that such a restructuring will be successful. If we are unable to restructure this credit facility, we expect to pay the outstanding principal and interest on December 31, 2006. Such a payment would significantly reduce our available working capital and our ability to implement our business strategy and could have a material adverse effect on and our business, results of operations and financial condition.

Our Committed Equity Financing Facilities may have a dilutive impact on our stockholders.

The issuance of shares of our common stock under the CEFFs and upon exercise of the warrants we issued to Kingsbridge will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the CEFF, we will issue shares of our common stock to Kingsbridge at a discount of between 6% and 10% of the daily volume weighted average price of our common stock during a specified period of trading days after we access the CEFF. Issuing shares at a discount will further dilute the interests of other stockholders.

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

We may not be able to meet the conditions we are required to meet under the CEFF and we may not be able to access any portion of the up to $47.8 million currently available under the CEFF. Under the CEFF, Kingsbridge is not obligated to purchase shares for any day during a draw-down when the volume weighted average price of our common stock is below $2.00. Currently, our common stock is trading below $2.00 per share and, therefore, the CEFF is not available to raise capital.

In addition, we are dependent upon the financial ability of Kingsbridge to fund the CEFF. Any failure by Kingsbridge to perform its obligations under the CEFF could have a material adverse effect upon us.

We do not have sales and marketing experience and our lack of experience may restrict our success in commercializing our product candidates.

We do not have experience in marketing or selling pharmaceutical products. As a result of our recent manufacturing problems, we have determined that the establishment of a commercial infrastructure is no longer in our near-term plans. To achieve commercial success for Surfaxin, or any other approved product, we will be dependent upon entering into arrangements with others to market and sell our products.

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

We are highly dependent upon the principal members of our management team, especially our Chief Executive Officer, Dr. Capetola, and our directors, as well as our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved in our formation or have otherwise been involved with us for many years, have played integral roles in our progress and we believe that they will continue to provide value to us. A loss of any of our key personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. In order to lower our cost structure and re-align our operations with business priorities, on May 4, 2006, we announced a reduction in the number of our employees and a reorganized corporate structure. The workforce reduction totaled 55 employees, representing approximately 34% of our workforce, and was focused primarily on commercial infrastructure, the development of which is no longer in our near-term plans. Included in the workforce reduction were three senior executives. The duties and responsibilities of these executives have been transferred within the management organization and we presently do not expect to fill those positions in the near-term. As a consequence of this reduction in force, our dependence on our remaining management team is increased. If we find it necessary or advisable to hire additional managers, a portion of the expected cost savings from our recent restructuring might not be realized.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of June 30, 2006 we had 62,320,630 shares of common stock issued and outstanding.

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

Additionally, there are 375,000 shares of our common stock that are currently reserved for issuance with respect to the Class B Warrant issued in connection with the 2004 CEFF and 12,167,047 shares of our common stock that are currently reserved for issuance under the CEFF. See “Risk Factors: Our Committed Equity Financing Facility may have a dilutive impact on our stockholders.”

As of June 30, 2006, up to 12,651,946, shares of our common stock were issuable upon exercise of outstanding options and warrants. Holders of our stock options and warrants are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. This exercise, or the possibility of this exercise, may impede our efforts to obtain additional financing through the sale of additional securities or make this financing more costly, and may reduce the price of our common stock.

The failure to prevail in litigation or the costs of litigation, including securities class action and patent claims, could harm our financial performance and business operations.

We are potentially susceptible to litigation. For example, as a public company, we are subject to claims asserting violations of securities laws, as well as derivative actions. In particular, in early May 2006, four shareholder class actions and two derivative actions were filed in the United States District Court for the Eastern District of Pennsylvania. against the Company and its Chief Executive Officer, Robert J. Capetola, Ph.D. Certain of the complaints also named other officers of the Company and certain of its directors. Additional actions may be filed against the Company. Although we cannot predict the outcome of any of these actions, an adverse result in one or more of them could have a potentially material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2006, pursuant to the exercise of outstanding warrants and options, we issued an aggregate of 2,333 shares of our common stock at an exercise prices of $1.53 per share for a aggregate consideration equal to $3,569. We claimed the exemption from registration provided by Section 4(2) of the Securities Act for these transactions. No broker-dealers were involved in the sale and no commissions were paid.

We have a voluntary 401(k) savings plan covering eligible employees. Effective January 1, 2003, we allowed for periodic discretionary matches of newly issued shares of our common stock with the amount of any such match determined as a percentage of each participant’s cash contribution. The total fair market value of our match of our common stock to the 401(k) for the quarter ended June 30, 2006 was $78,059, resulting in the issuance of 37,349 shares. There were no stock repurchases in the quarter ended June 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of the stockholders held on June 8, 2006 the following matters were voted on by the stockholders: (i) the election of five directors; (ii) the approval of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006; and (iii) consideration and approval of an amendment to our Amended and Restated 1998 Stock Incentive Plan to increase the number of shares of our common stock available for issuance under the Amended and Restated 1998 Stock Incentive Plan by 1,200,000 shares. The results of such shareholder votes are as follows:

(i)     Election of Directors

	For	Withheld
W. Thomas Amick	48,497,780	4,483,012
Robert J. Capetola, Ph.D.	47,725,666	5,255,126
Antonio Esteve, Ph.D.	45,461,662	7,519,130
Max Link, Ph.D.	47,523,620	5,457,172
Herbert H. McDade, Jr.	47,500,970	5,479,822
Marvin E. Rosenthale, Ph.D	47,548,850	5,431,942

(ii)     Approval of Ernst & Young LLP as the Independent Company’s Registered Public Accounting Firm

For	Against	Abstain
51,786,483	942,901	251,408

(iii)    Amendment to the 1998 Amended and Restated Stock Incentive Plan

For	Against	Abstain	Withheld
15,204,099	8,841,704	180,595	28,754,394

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

Discovery Laboratories, Inc.
(Registrant)
Date: August 9, 2006	By:	/s/ Robert J. Capetola, Ph.D.
Robert J. Capetola, Ph.D.
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ John G. Cooper
John G. Cooper Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report. All management contracts or compensatory plans or arrangements, if any, are marked with an asterisk.

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Discovery, dated September 18, 2002.	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

3.2	Certificate of Amendment to the Certificate of Incorporation of Discovery, dated as of May 28, 2004.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Discovery, dated as of July 8, 2005.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 8, 2005.

3.4	Amended and Restated By-Laws of Discovery.	Incorporated by reference to Exhibit 3.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 15, 2004.

3.5	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class E Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on March 29, 2000.

4.3	Form of Unit Purchase Option issued to Paramount Capital, Inc.	Incorporated by reference to Exhibit 4.4 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000.

4.4	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.5	Class B Investor Warrant, dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

Exhibit No.	Description	Method of Filing

4.6	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

4.7	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.8	$8,500,000 Amended and Restated Promissory Note, amended and restated as of November 3, 2004, by and between Discovery and PharmaBio Development Inc.	Incorporated by reference to Exhibit 4.2 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

4.9	Registration Rights Agreement, dated as of July 7, 2004, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2004.

4.10	Registration Rights Agreement, dated April 17, 2006, by and between Discovery and Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

10.1	Common Stock Purchase Agreement, dated April 17, 2006, by and between Discovery and Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

10.2*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Robert J. Capetola, Ph.D.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 10-Q, as filed with the SEC on May 10, 2006.

10.3*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and John G. Cooper	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 10-Q, as filed with the SEC on May 10, 2006.

10.4*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and David L. Lopez, Esq., CPA	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 10-Q, as filed with the SEC on May 10, 2006.

10.5*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Robert Segal, M.D., F.A.C.P.	Incorporated by reference to Exhibit 10.4 to Discovery’s Current Report on Form 10-Q, as filed with the SEC on May 10, 2006.

10.6*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Kathryn A. Cole	Incorporated by reference to Exhibit 10.5 to Discovery’s Current Report on Form 10-Q, as filed with the SEC on May 10, 2006.

10.7	Amendment No.4, dated as of May 9, 2006, to the Master Security Agreement between General Electric Capital Corporation and Discovery.	Incorporated by reference to Exhibit 10.8 to Discovery’s Current Report on Form 10-Q, as filed with the SEC on May 10, 2006.

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.