Form 10-Q
period 2007-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2007-05-10
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 7, 2007, 84,592,550 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,079	$26,173
Restricted cash	669	829
Available-for-sale marketable securities	2,000	--
Prepaid expenses and other current assets	216	565
Total Current Assets	20,964	27,567
Property and equipment, net	4,831	4,794
Deferred financing costs and other assets	1,902	2,039
Total Assets	$27,697	$34,400
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,119	$5,953
Capitalized leases and note payable, current portion	1,970	2,015
Total Current Liabilities	7,089	7,968

Loan payable, non-current portion, including accrued interest	9,086	8,907
Capitalized leases and note payable, non-current portion	2,238	2,687
Other liabilities	516	516
Total Liabilities	18,929	20,078
Stockholders’ Equity:
Common stock, $0.001 par value; 180,000 shares authorized; 70,848 and 69,871 shares issued; and 70,535 and 69,558 shares outstanding at March 31, 2007 and December 31, 2006, respectively.	71	70
Additional paid-in capital	268,359	265,604
Accumulated deficit	(256,608)	(248,298)
Treasury stock (at cost); 313 shares at March 31, 2007 and December 31, 2006.	(3,054)	(3,054)
Total Stockholders’ Equity	8,768	14,322
Total Liabilities & Stockholders’ Equity	$27,697	$34,400

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenue	$--	$--
Expenses:
Research and development	5,422	7,613
General and administrative	2,754	8,682
Total expenses	8,176	16,295
Operating loss	(8,176)	(16,295)
Other income / (expense):
Interest and other income	306	800
Interest expense	(440)	(300)
Other income / (expense), net	(134)	500
Net loss	$(8,310)	$(15,795)
Net loss per common share - Basic and diluted	$(0.12)	$(0.26)
Weighted average number of common shares outstanding - basic and diluted	69,989	61,170

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,310)	$(15,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376	215
Stock-based compensation and 401(k) match	751	2,077
Changes in:
Prepaid expenses and other assets	348	(316)
Accounts payable and accrued expenses	(834)	628
Other liabilities	179	--
Net cash used in operating activities	(7,490)	(13,191)
Cash flows from investing activities:
Purchase of property and equipment	(275)	(691)
Restricted cash	160	(33)
Purchases of marketable securities	(2,000)	(4,631)
Proceeds from sales or maturity of marketable securities	--	3,219
Net cash used in investing activities	(2,115)	(2,136)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	2,005	728
Equipment financed through capital lease obligation	--	171
Principal payments under capital lease obligation	(494)	(356)
Net cash provided by financing activities	1,511	543
Net decrease in cash and cash equivalents	(8,094)	(14,784)
Cash and cash equivalents - beginning of period	26,173	47,010
Cash and cash equivalents - end of period	$18,079	$32,226
Supplementary disclosure of cash flows information:
Interest paid	$123	$296

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

In addition to potentially treating respiratory conditions prevalent in the NICU, the Company believes that its SRT will also potentially address a variety of debilitating respiratory conditions affecting pediatric, young adult and adult patients in the critical care and other hospital settings, such as Acute Lung Injury (ALI), Acute Respiratory Distress Syndrome (ARDS), Acute Respiratory Failure (ARF), chronic obstructive respiratory disorder (COPD), cystic fibrosis, asthma and other debilitating respiratory conditions.

The Company has implemented a business strategy that includes: (i) taking actions intended to gain regulatory approvals for Surfaxin for the prevention of RDS in premature infants in the United States; (ii) continued investment in development of SRT pipeline programs, including Surfaxin for neonatal and pediatric conditions and Aerosurf, which uses the aerosol-generating technology rights that the Company has licensed through a strategic alliance with Chrysalis Technologies, a division of Philip Morris USA Inc. (Chrysalis); (iii) continued investment in enhancements to the Company’s quality systems and manufacturing capabilities, including its operations in Totowa, NJ (which the Company acquired in December 2005), to produce surfactant drug products to meet the anticipated pre-clinical, clinical and potential future commercial requirements of Surfaxin and the Company’s other SRT product candidates, beginning with Aerosurf, and potentially to develop new and enhanced formulations of Surfaxin and our other SRT product candidates. The Company’s long-term manufacturing strategy includes potentially building or acquiring additional manufacturing capabilities for the production of its precision-engineered SRT drug products; and (iv) seeking investments of additional capital and potentially entering into collaboration agreements and strategic partnerships for the development and commercialization of the Company’s SRT product candidates.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain prior period balances have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Accounting Principles and Recent Accounting Pronouncements

Accounting Principles

There have been no changes to the Company’s critical accounting policies since December 31, 2006.  For more information on critical accounting policies, refer to the Annual Report on Form 10-K for the year ended December 31, 2006.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 on January 1, 2007.   The adoption of FIN 48 did not have a material impact on the condensed consolidated financial statements.

Note 3 - Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants are not included in the calculation of the net loss per share as their effect would be anti-dilutive.

Note 4 - Comprehensive Loss

Total comprehensive loss was $8.3 million for the three months ended March 31, 2007, and $15.8 million for the three months ended March 31, 2006. Total comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities.

Note 5 - Restricted Cash

There are cash balances that are restricted as to use and the Company discloses such amounts separately on the Company’s balance sheets. The primary component of Restricted Cash is a cash security deposit in the amount of $600,000 securing a letter of credit in the same amount related to the Company’s lease agreement dated May 26, 2004 for office space in Warrington, Pennsylvania. Beginning in March 2010, the security deposit and the letter of credit related to the lease agreement will be reduced to $400,000 and will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease in February 2013, the letter of credit will expire.

Note 6 - Stock-Based Employee Compensation

The Company has a stock-based employee compensation plan that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and amortizes the stock-based compensation expense over the requisite service periods of the stock options. The fair value of the stock options is determined on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options is affected by the Company’s stock price and several subjective variables, including the expected stock price volatility over the term of the option, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company uses historical data and other factors to estimate the expected term, volatility and forfeiture rates within the valuation model. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company has not and does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures of unvested stock options at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates, resulting in recognition of stock-based compensation expense only for those options that vest.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing formula and the assumptions noted in the following table:

	March 31, 2007	March 31, 2006
Expected volatility	95%	81%
Expected term	4 & 5 years	5 years
Risk-free rate	4.6%	4.4%
Expected dividends	--	--

The total stock-based employee compensation for the three months ended March 31, 2007 and 2006 was $0.6 million and $1.7 million, respectively. As of March 31, 2007, there was $6.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average vesting period of 1.95 years.

Note 7 - Working Capital

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

After taking into account the registered direct public offering in April 2007, resulting in gross proceeds of $30.2 million, and before taking into account any strategic alternatives, other potential financings or amounts that may be potentially available through the new Committed Equity Financing Facility (CEFF) entered into with Kingsbridge Capital Limited (Kingsbridge), a private investment group, in April 2006 (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”), the Company believes that its current working capital is sufficient to meet planned activities into 2008. Use of the CEFF is subject to certain conditions, including a limitation on the total number of shares of common stock that may be issued by the Company under the CEFF (approximately 7.1 million shares were available for issuance under the CEFF as of March 31, 2007). In addition, during the eight trading day pricing period for a draw down, if the volume weighted average price of the Company’s common stock (VWAP) for any one trading day is less than the greater of (i) $2.00 or (ii) 85 percent of the closing price of the Company’s common stock for the trading day immediately preceding the beginning of the draw down period, the VWAP from that trading day will not be used in calculating the number of shares to be issued in connection with that draw down, and the draw down amount for that pricing period will be reduced by one-eighth of the draw down amount that the Company had initially specified. The Company anticipates using the CEFF, when available, to support working capital needs in 2007.

Note 8 - Q2 2006 Restructuring Charge

In April 2006, the Company received an Approvable Letter from the FDA for Surfaxin for the prevention of RDS in premature infants and announced that ongoing analysis of data from Surfaxin process validation batches that the Company had manufactured as a requirement for our NDA indicated that certain stability parameters no longer met acceptance criteria. As a result, in April 2006, the Company reduced its staff levels and reorganized corporate management to lower the its cost structure and re-align its operations with changed business priorities. The Company incurred a restructuring charge of $4.8 million in the second quarter of 2006 associated with staff reductions and the close-out of certain commercial programs, which was accounted for in accordance with Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

As of March 31, 2007, payments totaling $4.0 million had been made related to these items and $0.8 million was unpaid. Of the $0.8 million that was unpaid as of March 31, 2007, $0.6 million was included in accounts payable and accrued expenses and $0.2 million was classified as a long-term liability.

Note 9 -Litigation
On March 15, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased the Company’s publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various public statements made by the Company. The amended complaint had been filed on November 30, 2006 against the Company, its Chief Executive Officer, Robert J. Capetola, and its former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On April 10, 2007, plaintiffs filed a Notice of Appeal with the United States District Court for the Eastern District of Pennsylvania.

On May 1, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the consolidated shareholder derivative complaint that was filed on December 29, 2006 under the caption “In re: Discovery Laboratories Derivative Litigation.” The complaint named as defendants the Company’s Chief Executive Officer, Robert J. Capetola, and Herbert H. McDade, Jr., Antonio Esteve, Max E. Link, Marvin E. Rosenthale, W. Thomas Amick, all directors of the Company, and Christopher J. Schaber, the Company’s former Chief Operating Officer and sought an award of damages, disgorgement of profits, injunctive and other equitable relief and award of attorneys’ fees and costs. The plaintiffs were granted leave to file a second amended complaint by May 15, 2007.

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

Note 10 - Subsequent Events

On April 5, 2007, the Company completed a registered direct offering to institutional investors resulting in gross proceeds of $30.2 million ($28.2 million net) from the issuance of 14,050,000 shares of common stock at $2.15 per share.

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

We have implemented a business strategy that includes:

•
taking actions intended to gain regulatory approval to market and sell Surfaxin for the prevention of RDS in premature infants in the United States, including (i) finalizing and submitting our response to the April 2006 Approvable Letter, which focused on the Chemistry, Manufacturing and Controls (CMC) portion of our NDA; and (ii) completing analysis and remediation of manufacturing issues related to the April 2006 process validation stability failure;

•
continued investment in the development of our SRT pipeline programs, including Surfaxin for neonatal and pediatric conditions and Aerosurf, which uses the aerosol-generating technology rights that we have licensed through a strategic alliance with Chrysalis Technologies, a division of Philip Morris USA Inc. (Chrysalis);

•
continued investment in enhancements to our quality systems and our manufacturing capabilities, including our operations in Totowa, NJ (which we acquired in December 2005). We plan to (i) produce surfactant drug products to meet the anticipated pre-clinical, clinical and potential future commercial needs of Surfaxin and our other SRT product candidates, beginning with Aerosurf, and (ii) potentially develop new and enhanced formulations of Surfaxin and our other SRT product candidates. We view the acquisition of our own manufacturing operation as an initial step in our long-term manufacturing strategy. Our long-term strategy includes building or acquiring additional manufacturing capabilities for the production of our precision-engineered SRT drug products; and

•
seeking investments of additional capital and potentially entering into collaboration agreements and strategic partnerships for the development and commercialization of our SRT product candidates. We continue to evaluate a variety of strategic transactions intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

Since our inception, we have incurred significant losses and, as of March 31, 2007, we had an accumulated deficit of $256.6 million (including historical results of predecessor companies). The majority of our expenditures to date have been for and in support of research and development activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings, debt arrangements and strategic collaborations. As of March 31, 2007, we had: (i) cash of $20.7 million; (ii) approximately 7.1 million shares potentially available for issuance under the CEFF with Kingsbridge for future financings (not to exceed $40.5 million), subject to the terms and conditions of the agreement; (iii) $9.1 million outstanding ($8.5 million principal and $0.6 million of accrued interest as of March 31, 2007) on a loan from PharmaBio Development Inc. d/b/a NovaQuest (PharmaBio), the strategic investment group of Quintiles Transnational Corp. (Quintiles), which is due and payable together with all accrued interest on April 30, 2010; and (iv) $4.2 million outstanding on a capital equipment lease financing arrangement with General Electric Capital Corporation (GECC), which expired on October 31, 2006, of which an aggregate of $7.9 million was drawn during the life of the facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2007 and 2006 were $5.4 million and $7.6 million, respectively. These costs are charged to operations as incurred and are tracked by category rather than by project. Research and development costs consist primarily of expenses associated with research, formulation development, manufacturing development, clinical and regulatory operations and other direct preclinical and clinical projects.

These cost categories typically include the following expenses:

Manufacturing Development

Manufacturing development primarily reflects costs incurred to develop current good manufacturing practices (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. Manufacturing development activities include: (1) costs associated with operating our manufacturing facility in Totowa, NJ (which we acquired from our then-contract manufacturer, Laureate Pharma, Inc. (Laureate) in December 2005) to support the production of clinical and anticipated commercial drug supply for the Company’s SRT programs, such as employee expenses, depreciation, the purchase of drug substances, quality control and assurance activities, and analytical services; (2) continued investment in our quality assurance and analytical chemistry capabilities, including implementation of enhancements to quality controls, process assurances and documentation requirements that support the production process and expanding the operations to meet production needs for our SRT pipeline in accordance with cGMP; and (3) expenses associated with our ongoing comprehensive investigation of the April 2006 Surfaxin process validation stability failure and remediation of the Company’s related manufacturing issues and activities associated with developing data and other information necessary for our formal response to the Surfaxin Approvable Letter.

Unallocated Development - Clinical, Regulatory and Formulation Development Operations

Clinical, regulatory and formulation development operations reflect the preparation, implementation and management of our clinical trial activities in accordance with current good clinical practices (cGCPs) and research and development of aerosolized and other related formulations of our precision-engineered lung surfactant, engineering of aerosol delivery systems and analytical chemistry activities to support the continued development of Surfaxin. Included in unallocated clinical, regulatory and formulation development operations are costs associated with personnel, supplies, facilities, fees to consultants, and other related costs for clinical trial implementation and management, clinical quality control and regulatory compliance activities, data management and biostatistics, including such activities associated with developing data and other information necessary for our formal response to the Surfaxin Approvable Letter.

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

The following summarizes our research and development expenses by each of the foregoing categories for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	Period Ended March 31,
	2007	2006
Research and Development Expenses:
Manufacturing development	$2,336	$2,507
Unallocated development - clinical and regulatory operations	2,029	3,030
Direct pre-clinical and clinical program expenses	1,057	2,076
Total Research and Development Expenses	$5,422	$7,613

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review, clinical or pre-clinical development. The status and anticipated completion date of each of our lead SRT programs are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.” Successful completion of development of our SRT is contingent on numerous risks, uncertainties and other factors, some of which are described in detail in the “Risk Factors” section herein and those contained in our most recent Annual Report on Form 10-K.

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

CORPORATE PARTNERSHIP AGREEMENTS

Chrysalis Technologies, a Division of Philip Morris USA Inc.

In December 2005, we entered into a strategic alliance with Chrysalis to develop and commercialize aerosol SRT to address a broad range of serious respiratory conditions, such as neonatal respiratory failure, ALI, cystic fibrosis, chronic obstructive respiratory disorder (COPD), asthma, and others. Through this alliance, we gained exclusive rights to Chrysalis’ aerosolization technology for use with pulmonary surfactants for all respiratory diseases. The alliance unites two complementary respiratory technologies - our precision-engineered surfactant technology with Chrysalis’ novel aerosolization technology that is being developed to deliver therapeutics to the deep lung.

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

Laboratorios del Dr. Esteve, S.A.

In December 2004, we further restructured our strategic alliance with Laboratorios del Dr. Esteve, S.A. (Esteve) for the development, marketing and sales of our products. We had first entered into the alliance in 1999 and had revised it in 2002 to broaden the territory to include all of Europe, Central and South America, and Mexico. Under the 2004 revision, we regained full commercialization rights to our SRT, including Surfaxin for the prevention of RDS in premature infants and the treatment of ARDS in adults, in key European markets, Central America and South America. Esteve will focus on Andorra, Greece, Italy, Portugal, and Spain, and now has development and marketing rights to a broader portfolio of potential SRT products. Esteve will pay us a transfer price on sales of Surfaxin and other SRT. We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the revised territory. We also agreed to pay to Esteve 10% of cash up-front and milestone fees (not to exceed $20 million in the aggregate) that we may receive in connection with any future strategic collaborations for the development and commercialization of Surfaxin for RDS, ARDS or certain other SRTs in the territory for which we had previously granted a license to Esteve. Esteve has agreed to make stipulated cash payments to us upon its achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the revised territory.

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

Through March 31, 2007, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into collaboration and other agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through March 31, 2007, we had not generated taxable income. At December 31, 2006, net operating losses available to offset future taxable income for Federal tax purposes were approximately $229.8 million. The future utilization of such loss carryforward may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, we had a research and development tax credit carryforward of $5.2 million at December 31, 2006. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 through 2026.

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

In September 2006, we submitted a request for a meeting with the FDA together with an information package that covered certain of the key CMC matters contained in the Approvable Letter and provided information concerning the status and interim findings of our comprehensive investigation into the Surfaxin process validation stability failure and our efforts to remediate the related manufacturing issues. On December 21, 2006, we attended a meeting with the FDA, the purpose of which was to clarify the issues identified by the FDA in the Approvable Letter and obtain guidance from the FDA on the appropriate path to potentially gain approval of Surfaxin for the prevention of RDS in premature infants. Following that meeting and consistent with the guidance from the FDA, we completed the manufacture of new Surfaxin process validation batches. These process validation batches will undergo continuing stability testing and this stability data is expected to support our formal response to the Approvable Letter, which we presently anticipate filing in September or October 2007. Assuming that the FDA accepts our response as a complete response, we anticipate a six-month FDA review period for potential approval of our NDA for Surfaxin for the prevention of RDS in premature infants.

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

Surfaxin for BPD in Premature Infants

In October 2006, we announced preliminary results of our recently completed Phase 2 clinical trial of Surfaxin for the prevention and treatment of BPD. We believe that these results suggest that Surfaxin may potentially represent a novel therapeutic option for infants at risk for BPD and anticipate determining the next development steps for this program in late 2007 or early 2008.

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

SRT for Critical Care and Hospital Indications

We are also evaluating the potential development of our proprietary precision-engineered SRT to address respiratory disorders such as ARF, cystic fibrosis, ALI, chronic obstructive respiratory disorder (COPD), asthma, and other debilitating respiratory conditions. We plan on initiating clinical studies in 2007 for certain of these respiratory disorders.

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

Potential Collaboration Agreements and Strategic Partnerships

We intend to seek investments of additional capital and potentially enter into collaboration agreements and strategic partnerships for the development and commercialization of our SRT product candidates. To assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value, we have engaged Jefferies & Company, Inc. (Jefferies), a New York-based investment banking firm. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

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

We have identified below our most critical accounting policy.

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

For more information on our other critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no changes to these policies since December 31, 2006.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2007 and 2006 were $8.3 million (or $0.12 per share) and $15.8 million (or $0.26 per share), respectively.

Revenue

The Company did not earn revenue during the three months ended March 31, 2007 or 2006.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2007 and 2006 were $5.4 million and $7.6 million, respectively. For a description of expenses and research and development activities, see “Management’s Discussion and Analysis - Research and Development.” For a description of the clinical programs included in research and development, see “Management’s Discussion and Analysis - Plan of Operations.”

Research and development expenses for the three months ended March 31, 2007 compared to the same period in 2006 primarily reflects:

(i)
Manufacturing development activities (included in research and development expenses) to support the production of clinical and commercial drug supply for our SRT programs, including Surfaxin, in conformance with cGMPs. For the three months ended March 31, 2007 and 2006, manufacturing development expenses were $2.3 million and $2.5 million, respectively. Manufacturing development expenses for the three months ended March 31, 2007 primarily consist of (i) costs associated with operating our manufacturing facility to support the production of clinical and anticipated commercial drug supply for our SRT programs; (ii) continued investment in our quality assurance and analytical chemistry capabilities to ensure compliance with current good manufacturing practices (cGMP); (iii) activities associated with developing data and other information necessary for our formal response to the Surfaxin Approvable Letter; and (iv) activities to develop improved formulations of our SRT. The decrease in the first quarter of 2007, compared to the same quarter last year, primarily reflects cost incurred in 2006 for: (i) the initial ownership and operating costs of our manufacturing operations in Totowa, NJ, which we acquired on December 31, 2005; and (ii) certain manufacturing-related support services provided by our previous contract manufacturer that were required during the initial transition period following our acquisition of the manufacturing operations in Totowa, NJ; and

(ii)
Research and development activities, excluding manufacturing development activities, related to the advancement of our SRT pipeline. For the three months ended March 31, 2007 and 2006, expenses related to research and development activities were $3.1 million and $5.1 million, respectively. Research and development expenses for the three months ended March 31, 2007 primarily include: (i) costs associated with developing data and other information necessary for our formal response to the Surfaxin Approvable Letter; (ii) development activities related to Aerosurf™, our proprietary SRT in aerosolized form administered through nasal continuous positive airway pressure (nCPAP), to address premature infants at risk for respiratory failure; and (iii) activities to develop Surfaxin and aerosol SRT to address pediatric and adult patients with respiratory disorders. The decrease in the first quarter of 2007, compared to the same quarter last year, primarily reflects cost incurred in 2006 for: (i) clinical activities associated with the Phase 2 clinical trials for BPD in premature infants and ARDS in adults; and (ii) personnel and related costs that were reduced in connection with reorganized corporate management that occurred immediately after the April 2006 Surfaxin process validation stability failure.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $2.8 million and $8.7 million, respectively. The decrease is primarily due to costs incurred in 2006 in anticipation of the potential approval and commercial launch of Surfaxin for the prevention of RDS in premature infants. After the April 2006 Surfaxin process validation stability failure, we took immediate steps to lower our costs and suspended pre-launch commercial activities, reduced personnel and reorganized corporate management. General and administrative costs for the three months ended March 31, 2007, primarily include costs associated with executive management, the defense of the securities class action and derivative proceedings(see “Management’s Discussion and Analysis - Legal Proceedings”), evaluation of various strategic business alternatives, financial and legal management and other administrative costs.

Other Income and (Expense)
Other income and (expense) for the three months ended March 31, 2007 and 2006 were $(0.1) million and $0.5 million, respectively.

Interest and other income for the three months ended March 31, 2007 and 2006 was $0.3 million and $0.8 million, respectively. The decrease is primarily due to: (i) proceeds of $0.3 million in the first quarter of 2006 from the sale of our Commonwealth of Pennsylvania research and development tax credits; and (ii) a decrease in our average outstanding cash balance for the three months ended March 31, 2007 compared to the same period in 2006; partially offset by (iii) a general increase in earned market interest rates.

Interest, amortization and other expenses for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.3 million, respectively. The increase is primarily due to interest expense related to the amortization of deferred financing costs associated with warrants issued to PharmaBio in October 2006 in consideration for renegotiating the terms on the existing $8.5 million loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We have engaged Jefferies to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value. In November 2006, we raised $10 million in a private placement transaction and, in April 2007, we raised $30.2 million ($28.2 million net) in a registered direct offering. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

We have a CEFF that allows us to raise capital, subject to certain conditions, at the time and in amounts deemed suitable to us, during a three-year period ending on May 12, 2009. Use of the CEFF is subject to certain conditions (discussed at “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Committed Equity Financing Facility”, below), including a limitation on the total number of shares of common stock that we may issue under the CEFF (approximately 7.1 million shares were available for issuance under the CEFF as of March 31, 2007). We anticipate using the CEFF, when available, to support working capital needs in 2007.

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2007, we had cash, cash equivalents, restricted cash and marketable securities of $20.7 million, as compared to $27.0 million as of December 31, 2006. The decrease is primarily due to: (i) $7.8 million used in operating activities and purchases of capital expenditures; and (ii) $0.5 million used to pay principal payments on capital lease arrangements; partially offset by (iii) proceeds of $2.0 million from a financing pursuant to the CEFF.

On April 5, 2007, we completed a registered direct offering to institutional investors resulting in gross proceeds of $30.2 million ($28.2 million net) from the issuance of 14,050,000 shares of common stock at $2.15 per share.

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

In 2006, in connection with the CEFF, we issued a Class C Investor Warrant to Kingsbridge to purchase up to 490,000 shares of our common stock at an exercise price of $5.6186 per share, which is fully exercisable beginning October 17, 2006 and for a period of five years thereafter. The warrant is exercisable for cash, except in limited circumstances, with expected total proceeds to us, if exercised, of approximately $2.8 million.

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

As of March 31, 2007, there were approximately 7.1 million shares available for issuance under the CEFF (up to a maximum of $40.5 million in gross proceeds) for future financings.

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

Potential Financings under the October 2005 Universal Shelf Registration Statement

In October 2005, we filed a universal shelf registration statement on Form S-3 with the SEC for the proposed offering, from time to time, of up to $100 million of our debt or equity securities. In December 2005, we completed a registered direct offering of 3,030,304 shares of our common stock to select institutional investors resulting in gross proceeds to us of $20 million. In April 2007, we completed a registered direct offering of 14,050,000 shares of our common stock to select institutional investors resulting in gross proceeds of $30.2 million.

The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $49.8 million of equity or debt securities. There can be no assurance, however, that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our research and development activities, investor perception of our prospects and the general condition of the financial markets, among others.

Debt

Loan with PharmaBio
PharmaBio, the strategic investment group of Quintiles, extended to us a secured, revolving credit facility of $8.5 to $10 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States. Interest was payable quarterly in arrears at an annual rate equal to the greater of 8% or the prime rate plus 2%. As part of a renegotiation in 2004, the maturity date was extended from December 10, 2004 to December 31, 2006. The interest remained unchanged. In October 2006, we restructured the existing $8.5 million loan with PharmaBio and, as a result, the maturity date of the loan has been further extended by 40 months from December 31, 2006 to April 30, 2010.

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

As of March 31, 2007, the outstanding balance under the loan was $9.1 million ($8.5 million of pre-restructured principal and $0.6 million of accrued interest) and was classified as a long-term loan payable on the Consolidated Balance Sheets.

Capital Lease and Note Payable Financing Arrangements with General Electric Capital Corporation

Our capital lease financing arrangements have been primarily with the Life Science and Technology Finance Division of General Electric Capital Corporation (GECC) pursuant to a Master Security Agreement dated December 20, 2002 (Master Security Agreement).

Under the Master Security Agreement, we purchased capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finance those purchases through capital leases. The capital leases are secured by the related assets. Laboratory and manufacturing equipment are financed over 48 months and all other equipment are financed over 36 months. Interest rates vary in accordance with changes in the three and four year treasury rates. As of March 31, 2007, $4.2 million was outstanding ($2.0 million classified as current liabilities and $2.2 million as long-term liabilities).

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

Included in the outstanding balance with GECC, in December 2005, we financed $2.4 million pursuant to our capital lease financing arrangement to support the purchase of our manufacturing operations in Totowa, NJ, which was classified as a note payable on the Consolidated Balance Sheets (of which $0.7 million is current and $1.0 million is long-term as of March 31, 2007). The note has an interest rate of 10.3% and is repayable over a 48-month period. The note payable is secured by equipment at the manufacturing facility in Totowa, NJ.

Lease Agreements

We maintain facility leases for our operations in Pennsylvania, New Jersey and California.

We maintain our headquarters in Warrington, Pennsylvania. The facility is 39,594 square feet and serves as the main operating facility for clinical development, regulatory, sales and marketing, and administration. In April 2007, the lease, which originally expired in February 2010 with total aggregate payments of $4.6 million, was extended an additional three years through February 2013 with additional payments of $3.0 million over the extension period.

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

In August 2006, we reduced our leased office and analytical laboratory space in Doylestown, Pennsylvania from approximately 11,000 square feet to approximately 5,600 square feet and extended the lease that expires in August 2007 and is thereafter subject to extensions on a monthly basis.

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

We have engaged Jefferies under an arrangement that expires in June 2007 to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value. In November 2006, we raised $10 million in a private placement transaction and, in April 2007, we raised $30.2 million in a registered direct offering. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
On March 15, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased the Company’s publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various public statements made by the Company. The amended complaint had been filed on November 30, 2006 against the Company, its Chief Executive Officer, Robert J. Capetola, and its former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On April 10, 2007, plaintiffs filed a Notice of Appeal with the United States District Court for the Eastern District of Pennsylvania.

On May 1, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the consolidated shareholder derivative complaint that was filed on December 29, 2006 under the caption “In re: Discovery Laboratories Derivative Litigation.” The complaint named as defendants the Company’s Chief Executive Officer, Robert J. Capetola, and Herbert H. McDade, Jr., Antonio Esteve, Max E. Link, Marvin E. Rosenthale, W. Thomas Amick, all directors of the Company, and Christopher J. Schaber, the Company’s former Chief Operating Officer and sought an award of damages, disgorgement of profits, injunctive and other equitable relief and award of attorneys’ fees and costs. The plaintiffs were granted leave to file a second amended complaint by May 15, 2007.

If any of these actions proceed, the Company intends to vigorously defend them. The potential impact of such actions, which generally seek unquantified damages, attorneys’ fees and expenses is uncertain. Additional actions based upon similar allegations, or otherwise, may be filed in the future. There can be no assurance that an adverse result in any such proceedings would not have a potentially material adverse effect on our business, results of operations and financial condition.

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

ITEM 1A. RISK FACTORS

In addition to the risks, uncertainties and other factors set forth herein, see the “Risk Factors” section contained in our most recent Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we did not issue any unregistered shares of common stock pursuant to the exercise of outstanding warrants and options. There were no stock repurchases in the three months ended March 31, 2007.

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

Discovery Laboratories, Inc. (Registrant)

Date: May 10, 2007	By:	/s/ Robert J. Capetola
Robert J. Capetola, Ph.D. President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ John G. Cooper
John G. Cooper Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K. All management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Discovery, dated September 18, 2002.	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

3.2	Amended and Restated By-Laws of Discovery.	Incorporated by reference to Exhibit 3.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 15, 2004.

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.4	Certificate of Amendment to the Certificate of Incorporation of Discovery, dated as of May 28, 2004.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Discovery, dated as of July 8, 2005.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 8, 2005.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Unit Purchase Option issued to Paramount Capital, Inc.	Incorporated by reference to Exhibit 4.4 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000.

4.3	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.4	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.5	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

4.6	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.7	Registration Rights Agreement, dated as of July 7, 2004, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2004.

4.8	Registration Rights Agreement, dated as of April 17, 2006, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.9	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (“PharmaBio”)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.10	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.11	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

10.31	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Thomas Miller, Ph.D.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 27, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.