Form 10-Q
period 2007-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2007-08-09
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

As of August 7, 2007, 84,636,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery
Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, our research and development programs and planning for and timing of any clinical trials; the possibility, timing and outcome of submitting regulatory filings for our products under development; implementation of a corrective action and preventive plan (CAPA), including the manufacture of investigational batches, and remediation of manufacturing issues related to the April 2006 process validation stability failures and plans with respect to the release and stability testing of recently manufactured new process validation batches of Surfaxin®; plans regarding strategic alliances and collaboration arrangements with pharmaceutical companies and others to develop, manufacture and market our drug products; research and development of particular drug products, technologies and aerosolization drug devices; the development of financial, clinical, manufacturing and marketing plans related to the potential approval and commercialization of our drug products, and the period of time for which our existing resources will enable us to fund our operations.

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

•	risks relating to the rigorous regulatory approval process required for any products that we may develop, independently, with our development partners or pursuant to collaboration arrangements;
•	the risk that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug product candidates;
•	risks that the FDA or other regulatory authorities may not accept any applications we file;
•
risks that the FDA or other regulatory authorities may withhold or delay consideration of any applications that we file or limit such applications to particular indications or apply other label limitations;

•	risks that, after acceptance and review of applications that we file, the FDA or other regulatory authorities will not approve the marketing and sale of our drug product candidates;
•
risks that we will not timely and successfully resolve the Chemistry, Manufacturing and Controls (CMC) and current Good Manufacturing Practices-related matters at our manufacturing operations in Totowa, NJ with respect to Surfaxin and our other Surfactant Replacement Therapies (SRT) presently under development, including those identified in connection with our process validation stability failures and matters that were noted by the FDA in its inspectional reports on Form FDA 483;

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

•
risks that financial market conditions may change, additional financings could result in equity dilution, or we will be unable to maintain the Nasdaq Global Market listing requirements, causing the price of our shares of common stock to decline;

•
the risk that we will not be able to raise additional capital or enter into additional strategic alliances and collaboration arrangements (including strategic alliances in support of our aerosol and other SRT;

•	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;
•	risks relating to our ability to develop or otherwise provide for a successful sales and marketing organization in a timely manner, if at all;
•	the risk that we or our marketing partners will not succeed in developing market awareness of our products;
•	the risk that we or our development partners, collaborators or marketing partners will not be able to attract or maintain qualified personnel;
•	risks relating to the maintenance, protection and expiry of the patents and licenses related to our SRT and the potential development of competing therapies and/or technologies by other companies;
•	risks relating to the impact of securities, product liability, and other litigation or claims that have been and may be brought against us and our officers and directors;
•	risks relating to reimbursement and health care reform; and
•	other risks and uncertainties detailed in “Risk Factors” and in the documents incorporated by reference in this report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,495	$26,173
Restricted cash	647	829
Available-for-sale marketable securities	18,611	--
Prepaid expenses and other current assets	779	565
Total Current Assets	41,532	27,567
Property and equipment, net	5,618	4,794
Deferred financing costs and other assets	1,924	2,039
Total Assets	$49,074	$34,400
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,184	$5,953
Capitalized leases and note payable, current portion	1,758	2,015
Total Current Liabilities	7,942	7,968

Loan payable, non-current portion, including accrued interest	9,268	8,907
Capitalized leases and note payable, non-current portion	2,487	2,687
Other liabilities	966	516
Total Liabilities	20,663	20,078
Stockholders’ Equity:
Common stock, $0.001 par value; 180,000 shares authorized; 84,947 and 69,871 shares issued; and 84,634 and 69,558 shares outstanding at June 30, 2007 and December 31, 2006, respectively.	85	70
Additional paid-in capital	298,361	265,604
Accumulated deficit	(266,992)	(248,298)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Other comprehensive income	11	--
Total Stockholders’ Equity	28,411	14,322
Total Liabilities & Stockholders’ Equity	$49,074	$34,400

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Expenses:
Research and development	6,794	5,911	12,216	13,524
General and administrative	3,465	4,024	6,219	12,706
Restructuring charge	--	4,805	--	4,805
Total expenses	10,259	14,740	18,435	31,035
Operating loss	(10,259)	(14,740)	(18,435)	(31,035)
Other income / (expense):
Interest and other income	559	377	865	1,177
Interest and other expense	(684)	(332)	(1,124)	(632)
Other income / (expense), net	(125)	45	(259)	545
Net loss	$(10,384)	$(14,695)	$(18,694)	$(30,490)
Net loss per common share - Basic and diluted	$(0.12)	$(0.24)	$(0.24)	$(0.50)
Weighted average number of common shares outstanding - basic and diluted	83,825	61,652	76,907	61,411

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,694)	$(30,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781	448
Stock-based compensation and 401(k) match	2,589	3,757
Loss on disposal of property and equipment	3	--
Changes in:
Prepaid expenses and other assets	(222)	212
Accounts payable and accrued expenses	231	(337)
Other assets	(159)	1
Other liabilities and accrued interest on loan payable	811	440
Net cash used in operating activities	(14,660)	(25,969)
Cash flows from investing activities:
Purchase of property and equipment	(1,326)	(709)
Restricted cash	182	(15)
Purchases of marketable securities	(20,483)	(4,631)
Proceeds from sales or maturity of marketable securities	1,883	7,884
Net cash (used in) / provided by investing activities	(19,744)	2,529
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	30,183	2,783
Equipment financed through capital lease obligation	4,245	1,036
Principal payments under capital lease obligation	(4,702)	(762)
Net cash provided by financing activities	29,726	3,057
Net decrease in cash and cash equivalents	(4,678)	(20,383)
Cash and cash equivalents - beginning of period	26,173	47,010
Cash and cash equivalents - end of period	$21,495	$26,627
Supplementary disclosure of cash flows information:
Interest paid	$344	$619
Non-cash transactions:
Unrealized gain/(loss) on marketable securities	11	2

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

Note 1 - The Company and Basis of Presentation

The Company

Discovery Laboratories, Inc. (referred to in these Notes as “we”, “us” and “our”) is a biotechnology company developing our proprietary surfactant technology as Surfactant Replacement Therapies (SRT) for respiratory disorders and diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precision-engineered surfactant that is designed to closely mimic the essential properties of natural human lung surfactant. We believe that through this technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the Neonatal Intensive Care Unit (NICU), Pediatric Intensive Care Unit (PICU), critical care unit (ICU) and other hospital settings, to treat conditions for which there are few or no approved therapies available.

Our SRT pipeline is initially focused on the most significant respiratory conditions prevalent in the NICU. We filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for our lead product, Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants. In April 2006, we received a second Approvable Letter from the FDA in connection with this NDA. We are also developing Surfaxin for other neonatal and pediatric respiratory conditions and disorders, such as Bronchopulmonary Dysplasia (BPD) and Acute Respiratory Failure (ARF). Aerosurf™ is our proprietary SRT in aerosolized form administered through nasal continuous positive airway pressure (nCPAP) and is being developed for the prevention and treatment of infants at risk for respiratory failure. Aerosurf has the potential to obviate the need for endotracheal intubation and conventional mechanical ventilation.

In addition to potentially treating respiratory conditions prevalent in the NICU and PICU, we believe that our SRT will also potentially address a variety of debilitating respiratory conditions affecting other pediatric, young adult and adult patients in the ICU and other hospital settings, such as Acute Lung Injury (ALI), cystic fibrosis, chronic obstructive respiratory disorder (COPD), asthma, Acute Respiratory Distress Syndrome (ARDS) and other debilitating respiratory conditions.

We have implemented a business strategy that includes: (i) actions intended to gain regulatory approval for Surfaxin for the prevention of RDS in premature infants in the United States; (ii) continued investment in development of SRT pipeline programs, including Surfaxin for neonatal and pediatric conditions and Aerosurf, which uses the aerosol-generating technology rights that we have licensed through a strategic alliance with Chrysalis Technologies, a division of Philip Morris USA Inc. (Chrysalis); (iii) continued investment in enhancements to our quality systems and manufacturing capabilities, including our operations in Totowa, NJ (which we acquired in December 2005), to produce surfactant drug products to meet the anticipated pre-clinical, clinical and potential future commercial requirements of Surfaxin and our other SRT product candidates, and potentially to develop new and enhanced formulations of Surfaxin and our other SRT product candidates. Our long-term manufacturing strategy includes potentially building or acquiring additional manufacturing capabilities for the production of our precision-engineered SRT drug products; and (iv) seeking investments of additional capital including potentially entering into collaboration agreements and strategic partnerships for the development and commercialization of our SRT product candidates.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain prior period balances have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Accounting Principles and Recent Accounting Pronouncements

Accounting Principles

There have been no changes to our critical accounting policies since December 31, 2006.  For more information on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We adopted FIN 48 on January 1, 2007.   The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

Note 3 - Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants are not included in the calculation of the net loss per share as their effect would be anti-dilutive.

Note 4 - Comprehensive Loss

Total comprehensive loss was $10.4 million and $18.7 million for the three months and six months ended June 30, 2007, respectively, and $14.7 million and $30.5 million for the three months and six months ended June, 2006. Total comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities.

Note 5 - Restricted Cash

There are cash balances that are restricted as to use and we disclose such amounts separately on our balance sheets. The primary component of Restricted Cash is a cash security deposit in the amount of $600,000 securing a letter of credit in the same amount related to our lease agreement dated May 26, 2004 for office space in Warrington, Pennsylvania. Beginning in March 2010, the security deposit and the letter of credit related to the lease agreement will be reduced to $400,000 and will remain in effect through the remainder of the lease term. Subject to certain conditions, upon expiration of the lease in February 2013, the letter of credit will expire.

Note 6 - Stock Based Employee Compensation

We have a stock-based employee compensation plan that is intended to attract, retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. We use the Black-Scholes option pricing model to determine the fair value of stock options and amortize the stock-based compensation expense over the requisite service periods of the stock options. The fair value of the stock options is determined on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options is affected by our stock price and several subjective variables, including the expected stock price volatility over the term of the option, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We use historical data and other factors to estimate the expected term, volatility and forfeiture rates within the valuation model. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant. We have not and do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We estimate forfeitures of unvested stock options at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates, resulting in recognition of stock-based compensation expense only for those options that vest.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing formula and the assumptions noted in the following table:

	June 30, 2007	June 30, 2006
Expected volatility	97%	101%
Expected term	4 & 5 years	5 years
Risk-free rate	4.6%	5.0%
Expected dividends	--	--

The total employee stock-based compensation for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Research & Development	$555	$516	$789	$903
General & Administrative	1,182	1,038	1,607	2,311
Total	$1 ,737	$1,554	$2,396	$3,214

As of June 30, 2007, there was $8.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average vesting period of 2.07 years.

Note 7 - Working Capital

Cash is required to fund our working capital needs, to purchase capital assets, and to pay debt service, including principal and interest payments. We do not currently have any source of operating revenue and will require significant amounts of cash to continue to fund operations, clinical trials and research and development efforts until such time, if ever, that one of our products receives regulatory approval for marketing and begins to generate sales. Since we have not generated any revenue from the sale of any products, we have primarily relied upon the capital markets and debt financings as our primary sources of funding. We will continue to be opportunistic in accessing the capital markets to obtain financing on terms satisfactory to us. We plan to fund our future cash requirements through:

•	the issuance of equity and debt financings;
•	payments from potential strategic collaborators, including license fees and sponsored research funding;
•	sales of Surfaxin, if approved;
•	sales of our other product candidates, if approved;
•	capital lease financings; and
•	interest earned on invested capital.

After taking into account the registered direct public offering in April 2007 that generated gross proceeds of $30.2 million ($28.1 million net), and before taking into account any amounts that may be potentially available through our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”), any potential strategic collaborations, and any potential financings, we believe that our current working capital is sufficient to meet planned activities into mid 2008. Use of the CEFF is subject to certain conditions, including a limitation on the total number of shares of common stock that we may issue under the CEFF (not more than approximately 7.1 million shares as of June 30, 2007). In addition, during the eight trading day pricing period for a draw down, if the volume weighted average price of our common stock (VWAP) for any one trading day is less than the greater of (i) $2.00 or (ii) 85 percent of the closing price of our common stock for the trading day immediately preceding the beginning of the draw-down period, the VWAP from that trading day will not be used in calculating the number of shares to be issued in connection with that draw down, and the draw-down amount for that pricing period will be reduced by one-eighth of the draw down amount that we had initially specified. We anticipate using the CEFF, when available, to support working capital needs in 2007.

Note 8 - Q2 2006 Restructuring Charge

In April 2006, we received an Approvable Letter from the FDA for Surfaxin for the prevention of RDS in premature infants and announced that ongoing analysis of data from Surfaxin process validation batches that we had manufactured as a requirement for our NDA indicated that certain stability parameters no longer met acceptance criteria. As a result, to lower our cost structure and re-align our operations with changed business priorities, in April 2006, we reduced our staff levels and reorganized corporate management. We incurred a restructuring charge of $4.8 million in the second quarter of 2006 associated with staff reductions and the close-out of certain commercial programs, which was accounted for in accordance with Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

As of June 30, 2007, the remaining balance of the unpaid restructuring charge was $0.6 million, of which $0.5 million was included in accounts payable and accrued expenses and $0.1 million was classified as a long-term liability.

Note 9 - Debt

Capital Equipment Financing Arrangements

On May 21, 2007, we and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (Merrill Lynch), entered into a Credit and Security Agreement (Loan Agreement), pursuant to which Merrill Lynch is providing us $12.5 million credit facility (Facility) to fund our capital programs. Under the Facility, $9 million was immediately available with up to an additional $3.5 million becoming available, at a rate of $1 million for each $10 million raised by us through business development partnerships, stock offerings and other similar financings. Approximately $4 million of the Facility has been drawn to fund the prepayment (GECC Pay Down) of all our outstanding indebtedness to General Electric Capital Corporation (GECC) under the Master Security Agreement with GECC dated December 20, 2002, as amended (GECC Agreement). The right to draw funds under the Facility will expire on May 30, 2008, subject to a best efforts undertaking by Merrill Lynch to extend the draw down period beyond the expiration date for an additional six months. The minimum advance under the Facility is $100,000. Interest on each advance will accrue at a fixed rate per annum equal to LIBOR plus 6.25%, determined on the funding date of such advance. Principal and interest on all advances will be payable in equal installments on the first business day of each month. We may prepay advances, in whole or in part, at any time, subject to a prepayment penalty, which, depending on the period of time elapsed from the closing of the Facility, will range from 4% to 1%.

We may use the Facility to finance (a) new property and equipment and (b) up to approximately $1.7 million “Other Equipment” and related costs, which may include leasehold improvements, intangible property such as software and software licenses, specialty equipment, a pre-payment penalty which was paid to GECC and “soft costs” related to financed property and equipment (including, without limitation, taxes, shipping, installation and other similar costs). Advances to finance the acquisition of new property and equipment will be amortized over a period of 36 months. The advance related to the GECC Pay Down will be amortized over a period of 27 months and Other Equipment and related costs will be amortized over a period of 24 months.

Our obligations to Merrill Lynch are secured by a security interest in (a) the property and equipment financed by us under the Facility, including the property and equipment securing GECC at the time of the GECC Pay Down, and (b) all of our intellectual property, subject to limited exceptions set forth in the Loan Agreement (Supplemental Collateral). The Supplemental Collateral will be released on the earlier to occur of (i) receipt by us of FDA approval of our NDA for Surfaxin  for the prevention of RDS in premature infants, or (ii) the date on which we shall have maintained over a continuous 12-month period ending on or after March 31, 2008, measured at the end of each calendar quarter, a minimum cash balance equal to our projected cash requirements for the following 12-month period. In addition, we, PharmaBio Development Inc. d/b/a NovaQuest (PharmaBio), to which we are indebted under a separate loan arrangement (discussed below), and Merrill Lynch entered into an Intercreditor Agreement under which Merrill Lynch has agreed to subordinate its security interest in the Supplemental Collateral (which does not include all financed property and equipment) to the security interest in the same collateral that we previously granted to PharmaBio.

As of June 30, 2007, $4.2 million was outstanding under the secured credit facility with Merrill Lynch and $4.8 million remained available for use, subject to the conditions of the Facility.

Loan with PharmaBio Development, Inc. d/b/a/ NovaQuest (PharmaBio), a strategic investment group of Quintiles Transnational Corp.

We have a loan with PharmaBio in the principal amount of $8.5 million that matures on April 30, 2010. Interest on the loan accrues at the prime lending rate, subject to change when and as such rate changes, compounded annually, and is payable on the maturity date of the loan. We may repay the loan, in whole or in part, at any time without prepayment penalty or premium. As of June 30, 2007, $9.3 million was outstanding on this loan, which was comprised of $8.5 million of principal and $0.8 million of accrued and unpaid interest. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Note 10 - Litigation

On March 15, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased our publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various of our public statements. The amended complaint had been filed on November 30, 2006 against us, our Chief Executive Officer, Robert J. Capetola, and our former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On April 10, 2007, plaintiffs filed a Notice of Appeal with the United States District Court for the Eastern District of Pennsylvania. Plaintiffs filed an opening brief on July 2, 2007 and defendants filed their opening brief on August 6, 2007. Plaintiffs must file their reply brief on August 20, 2007.

On May 1, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the consolidated shareholder derivative complaint that was filed on December 29, 2006 under the caption “In re: Discovery Laboratories Derivative Litigation.” The complaint named as defendants our Chief Executive Officer, Robert J. Capetola, four of our outside directors - Antonio Esteve, Max E. Link, Marvin E. Rosenthale, W. Thomas Amick, and Christopher J. Schaber, our former Chief Operating Officer, and sought an award of damages, disgorgement of profits, injunctive and other equitable relief and award of attorneys’ fees and costs. Although they were granted leave to file a second amended complaint by May 15, 2007, plaintiffs did not re-file. As the period during which an appeal may be filed has expired, this matter is concluded.

We intend to vigorously defend the appeal of the securities class action. The potential impact of this or any such actions, all of which generally seek unquantified damages, attorneys’ fees and expenses is uncertain. Additional actions based upon similar allegations, or otherwise, may be filed in the future. There can be no assurance that an adverse result in any such proceedings would not have a potentially material adverse effect on our business, results of operations and financial condition.

We have from time to time been involved in disputes arising in the ordinary course of business, including in connection with the termination in 2006 of certain pre-launch commercial programs following our process validation stability failure. Such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. While it is impossible to predict with certainty the eventual outcome of such claims, we believe the pending matters are unlikely to have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that we will be successful in any proceeding to which we are or may be a party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in connection with our accompanying Consolidated Financial Statements (including the notes thereto) appearing elsewhere herein.

OVERVIEW

We are a biotechnology company developing our proprietary surfactant technology as Surfactant Replacement Therapies (SRT) for respiratory disorders and diseases. Surfactants are produced naturally in the lungs and are essential for breathing. Our technology produces a precision-engineered surfactant that is designed to closely mimic the essential properties of natural human lung surfactant. We believe that through this SRT technology, pulmonary surfactants have the potential, for the first time, to be developed into a series of respiratory therapies for patients in the Neonatal Intensive Care Unit (NICU), Pediatric Intensive Care Unit (PICU), critical care unit (ICU) and other hospital settings, where there are few or no approved therapies available.

Our SRT pipeline is focused initially on the most significant respiratory conditions prevalent in the NICU and PICU. We have filed a NDA with the FDA for our lead product, Surfaxin® (lucinactant), for the prevention of Respiratory Distress Syndrome (RDS) in premature infants. In April 2006, we received a second Approvable Letter from the FDA in connection with this NDA. For older children being treated in the PICU, we recently initiated a Phase 2 clinical trial evaluating the use of Surfaxin in children up to two years of age suffering from ARF. We are also developing Surfaxin for the prevention and treatment of Bronchopulmonary Dysplasia (BPD) in premature infants, a debilitating and chronic lung disease typically affecting premature infants who have suffered RDS. Aerosurf™ is our proprietary SRT in aerosolized form administered through nasal continuous positive airway pressure (nCPAP) and is being developed for the prevention and treatment of infants at risk for respiratory failure. Aerosurf has the potential to obviate the need for endotracheal intubation and conventional mechanical ventilation.

In addition to potentially treating respiratory conditions prevalent in the NICU and PICU, we believe that our SRT will also potentially address a variety of debilitating respiratory conditions affecting other pediatric, young adult and adult patients in the ICU and other hospital settings, such as Acute Lung Injury (ALI), cystic fibrosis, chronic obstructive respiratory disorder (COPD), asthma, Acute Respiratory Distress Syndrome (ARDS) and other debilitating respiratory conditions.

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

•
continued investment in enhancements to our quality systems and our manufacturing capabilities, including our operations in Totowa, NJ (which we acquired in December 2005). We plan to (i) produce surfactant drug products to meet the anticipated pre-clinical, clinical and potential future commercial needs of Surfaxin and our other SRT product candidates, and (ii) potentially develop new and enhanced formulations of Surfaxin and our other SRT product candidates. Our long-term manufacturing strategy includes potentially building or acquiring additional manufacturing capabilities for the production of our precision-engineered SRT drug products; and

•
seeking investments of additional capital and potentially entering into collaboration agreements and strategic partnerships for the development and commercialization of our SRT product candidates. We continue to evaluate a variety of strategic transactions intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

Since our inception, we have incurred significant losses and, as of June 30, 2007, we had an accumulated deficit of $267.0 million. The majority of our expenditures to date have been for and in support of research and development activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings, debt arrangements and strategic collaborations. As of June 30, 2007, we had: (i) cash of $40.8 million; (ii) approximately 7.1 million shares potentially available for issuance under our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group, for future financings (not to exceed $40.5 million), subject to certain conditions that could cause the CEFF to be unavailable (discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”); (iii) $9.3 million outstanding ($8.5 million principal and $0.8 million of accrued interest as of June 30, 2007) on a loan from PharmaBio Development Inc. d/b/a NovaQuest (PharmaBio), the strategic investment group of Quintiles Transnational Corp. (Quintiles), which is due and payable together with all accrued interest on April 30, 2010; and (iv) $4.2 million debt outstanding under a $12.5 million capital equipment financing arrangement with Merrill Lynch Capital, of which $4.0 million was applied to prepay the outstanding capital equipment loan and prepayment penalties then due to General Electric Capital Corporation (GECC). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

RESEARCH AND DEVELOPMENT

Research and development expenses for the three and six months ended June 30, 2007 were $6.8 million and $12.2 million, respectively. Research and development expenses for the three and six months ended June 30, 2006 were $5.9 million and $13.5 million, respectively. These costs are charged to operations as incurred and are tracked by category rather than by project. Research and development costs consist primarily of expenses associated with research, formulation development, manufacturing development, clinical and regulatory operations and other direct preclinical and clinical projects.

These cost categories typically include the following expenses:

Manufacturing Development

Manufacturing development primarily reflects costs incurred to develop current good manufacturing practices (cGMP) manufacturing capabilities in order to provide clinical and commercial scale drug supply. Manufacturing development activities include: (1) costs associated with our manufacturing operations in Totowa, NJ (which we acquired from our then-contract manufacturer, Laureate Pharma, Inc. (Laureate) in December 2005) to support the production of clinical and anticipated commercial drug supply for our SRT programs, such as employee expenses, depreciation, the purchase of drug substances, quality control and assurance activities, and analytical services; (2) continued investment in our quality assurance and analytical chemistry capabilities, including implementation of enhancements to quality controls, process assurances and documentation requirements that support the production process and expanding and upgrading our quality operations to meet production needs for our SRT pipeline in accordance with cGMP; and (3) expenses associated with our comprehensive investigation of the April 2006 Surfaxin process validation stability failure and remediation of our related manufacturing issues and activities associated with developing data and other information necessary for our formal response to the Surfaxin Approvable Letter.

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

The following summarizes our research and development expenses by each of the foregoing categories for the three and six months ended June 30, 2007 and 2006:

( in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development Expenses:	2007	2006	2007	2006

Manufacturing development	$2,930	$2,892	$5,267	$5,391
Unallocated development - clinical and regulatory operations	2,307	2,007	4,335	4,537
Direct pre-clinical and clinical program expenses	1,557	1,012	2,614	3,596
Total Research & Development Expenses	$6,794	$5,911	$12,216	$13,524

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

•
Timely and successful resolution of the CMC and cGMP-related matters at our manufacturing operations in Totowa, NJ with respect to Surfaxin and our other SRT presently under development, including those matters identified in connection with the April 2006 process validation stability failures and those noted by the FDA in its 2005 and 2006 inspectional reports on Form FDA 483;

•	Successful manufacture at our manufacturing operations in Totowa, NJ of our SRT drug product candidates, including Surfaxin;
•	Successful development and implementation of a manufacturing strategy for the Chrysalis aerosolization device and related materials to support clinical studies and commercialization of Aerosurf; and
•	Providing for additional manufacturing capabilities, for which we presently have limited resources.

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

If we do not successfully complete clinical trials, we will not receive regulatory approval to market our SRT products. Failure to obtain and maintain regulatory approval and generate revenues from the sale of our products, would have a material adverse effect on our value, financial condition and results of operations.

CORPORATE PARTNERSHIP AGREEMENTS

Chrysalis Technologies, a Division of Philip Morris USA Inc.

In December 2005, we entered into a strategic alliance with Chrysalis to develop and commercialize aerosol SRT to address a broad range of serious respiratory conditions, such as neonatal respiratory failure, ALI, cystic fibrosis, COPD, asthma, and others. Through this alliance, we gained exclusive rights to Chrysalis’ aerosolization technology for use with pulmonary surfactants for all respiratory diseases. The alliance unites two complementary respiratory technologies - our precision-engineered surfactant technology with Chrysalis’ novel aerosolization technology that is being developed to deliver therapeutics to the deep lung.

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

The alliance focuses on therapies for hospitalized patients, including those in the NICU, PICU and ICU, and can be expanded into other hospital applications and ambulatory settings. We and Chrysalis are utilizing our respective capabilities and resources to support and fund the design and development of combination drug-device systems that can be uniquely customized to address specific respiratory diseases and patient populations. Chrysalis is responsible for developing the design for the aerosolization device platform, disposable dose packets and patient interface. We are responsible for aerosolized SRT drug formulations, clinical and regulatory activities, and the manufacturing and commercialization of the combination drug-device products. We have exclusive rights to Chrysalis’ aerosolization technology for use with pulmonary surfactants for all respiratory diseases and conditions in hospital and ambulatory settings. Generally, Chrysalis will receive a tiered royalty on product sales: the base royalty generally applies to aggregate net sales of less than $500 million per contract year; the royalty generally increases on aggregate net sales in excess of $500 million per contract year, and generally increases further on aggregate net sales of alliance products in excess of $1 billion per contract year.

Our lead neonatal program utilizing the Chrysalis technology is Aerosurf, an aerosolized formulation administered via nCPAP to treat premature infants in the NICU at risk for RDS. We are also planning an adult program utilizing the Chrysalis aerosolization technology to develop aerosolized SRT administered as a prophylactic for patients in the hospital at risk for ALI and will be assessing the timing for implementation of our adult program in late 2007.

Laboratorios del Dr. Esteve, S.A.

In December 2004, we further restructured our strategic alliance with Laboratorios del Dr. Esteve, S.A. (Esteve) for the development, marketing and sales of our products. We had first entered into the alliance in 1999 and had revised it in 2002 to broaden the territory to include all of Europe, Central and South America, and Mexico. Under the 2004 revision, we regained full commercialization rights to our SRT, including Surfaxin for the prevention of RDS in premature infants and the treatment of ARDS in adults, in key European markets, Central America, and South America. Esteve will focus on Andorra, Greece, Italy, Portugal, and Spain, and now has development and marketing rights to a broader portfolio of potential SRT products. Esteve will pay us a transfer price on sales of Surfaxin and other SRT. We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the revised territory. We also agreed to pay to Esteve 10% of cash up-front and milestone fees (not to exceed $20 million in the aggregate) that we may receive in connection with any future strategic collaborations for the development and commercialization of Surfaxin for RDS, ARDS or certain other SRTs in the territory for which we had previously granted a license to Esteve. Esteve has agreed to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the revised territory.

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

Through June 30, 2007, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into collaboration and other agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through June 30, 2007, we had not generated taxable income. At December 31, 2006, net operating losses available to offset future taxable income for Federal tax purposes were approximately $229.8 million. The future utilization of such loss carryforward may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, we had a research and development tax credit carryforward of $5.2 million at December 31, 2006. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 through 2026.

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

SRT for Neonatal and Pediatric Indications

In order to address the most prevalent respiratory disorders affecting infants in the NICU, we are conducting several NICU therapeutic programs targeting respiratory conditions cited as some of the most significant unmet medical needs for the neonatal community.

Surfaxin for the Prevention of RDS in Premature Infants

In April 2006, we received a second Approvable Letter from the FDA for Surfaxin for the prevention of RDS in premature infants. Specifically, the FDA requested information primarily focused on the CMC section of our NDA, predominately involving drug product specifications and stability, analytical methods and related controls. Also in April 2006, ongoing analysis of Surfaxin process validation batches that had been manufactured for us in 2005 by our contract manufacturer, Laureate Pharma, Inc. (Laureate) as a requirement for our NDA indicated that certain stability parameters no longer met acceptance criteria. We immediately conducted a comprehensive investigation, which focused on analysis of manufacturing processes, analytical methods and method validation and active pharmaceutical ingredient suppliers, to identify a most probable root cause, and executed a corrective action and preventative action (CAPA) plan. As part of our comprehensive investigation, we manufactured a series of investigational batches that are being monitored using our most predictive stability-indicating method. These batches, which are not designated process validation batches for the NDA and are intended to provide data to support the CAPA, continue to demonstrate acceptable stability, with the earliest manufactured batches demonstrating acceptable stability through twelve months, and the most-recently manufactured batches, through six months.

In December 2006, we attended a meeting with the FDA, the purpose of which was to clarify certain of the key CMC matters identified by the FDA in the Approvable Letter, provide information concerning the status and interim findings of our comprehensive investigation into the process validation stability failure and efforts to remediate the related manufacturing issues, and obtain guidance from the FDA on the appropriate path to potentially gain approval of Surfaxin for the prevention of RDS in premature infants. Following that meeting and consistent with the guidance from the FDA, in February 2007, we completed the manufacture of three new Surfaxin process validation batches. These process validation batches are subjected to ongoing comprehensive stability testing on pre-specified testing dates, initially every three months, in accordance with an established protocol that complies with guidelines established by the ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use). Under our comprehensive testing protocol, these process validation batches have demonstrated acceptable stability through three months and continue to be monitored. The process validation batches must demonstrate acceptable stability under our comprehensive testing protocol through six-months before we can file our formal response to the Approvable Letter. We anticipate that six-month stability data will be available in October and, if these process validation batches demonstrate acceptable stability at that time, we plan to file our formal response to the Approvable Letter in the October 2007 timeframe. Assuming that the FDA accepts our response as a complete response, we anticipate a six-month FDA review period for potential approval of our NDA for Surfaxin for the prevention of RDS in premature infants.

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

Surfaxin for BPD in Premature Infants

In October 2006, we announced preliminary results of our Phase 2 clinical trial of Surfaxin for the prevention and treatment of BPD. We believe that these results suggest that Surfaxin may potentially represent a novel therapeutic option for infants at risk for BPD and anticipate determining the next development steps for this program in late 2007 or early 2008.

Surfaxin for Acute Respiratory Failure

In June 2007, we initiated a Phase 2 clinical trial evaluating the use of Surfaxin in children up to two years of age suffering from ARF. This Phase 2 clinical trial is a multicenter, randomized, masked, placebo-controlled trial that will compare Surfaxin to standard of care with sham air control. Approximately 180 children under the age of two with ARF will receive standard of care and be randomized to receive either Surfaxin at 5.8 mL/kg of body weight (expected weight range up to 15 kg) or sham air control. The trial will be conducted at approximately 20 sites throughout the United States, Chile, and Europe. The objective of the study is to evaluate the safety and tolerability of Surfaxin administration and to assess whether such treatment can decrease the duration of mechanical ventilation in young children with ARF. The trial is expected to be completed by mid-year 2008.

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

We are presently collaborating with Chrysalis on the development of a prototype aerosolization system to deliver Aerosurf to patients in the NICU. We have also met with and received guidance from the FDA with respect to the design of a proposed Phase 2 clinical program utilizing Chrysalis’ technology. We and Chrysalis, together with third-party engineers and manufacturers, are presently collaborating on the development and optimization of this novel system as well as next generation drug device systems. The initial prototype development work, originally expected to be completed in the second half of 2007, is now anticipated to be completed in the first quarter of 2008. Accordingly, initiation of our Phase 2 clinical program is now anticipated in the first quarter of 2008. See “Surfaxin for the Prevention of RDS in Premature Infants,” above.

SRT for Critical Care and Hospital Indications

Surfaxin for Acute Respiratory Failure in Children Under the Age of Two

In June 2007, we initiated a Phase 2 clinical trial evaluating the use of Surfaxin in children up to two years of age suffering from ARF. This Phase 2 clinical trial is a multicenter, randomized, masked, placebo-controlled trial that will compare Surfaxin to standard of care with sham air control. Approximately 180 children under the age of two with ARF will receive standard of care and be randomized to receive either Surfaxin at 5.8 mL/kg of body weight (expected weight range up to 15 kg) or sham air control. The trial will be conducted at approximately 20 sites throughout the United States, Chile, and Europe. The objective of the study is to evaluate the safety and tolerability of Surfaxin administration and to assess whether such treatment can decrease the duration of mechanical ventilation in young children with ARF. The trial is expected to be completed by mid-year 2008.

We are also evaluating the potential development of our proprietary precision-engineered SRT to address respiratory disorders such as cystic fibrosis, ALI, chronic obstructive respiratory disorder (COPD), asthma, and other debilitating respiratory conditions.

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

Long-Term Manufacturing Capabilities

We are planning to have manufacturing capabilities, primarily through our manufacturing operation in Totowa, NJ, that should allow for sufficient commercial production of Surfaxin, if approved, to supply the potential worldwide demand for the prevention of RDS in premature infants, the prevention and treatment of BPD and all of our anticipated clinical-scale production requirements for Aerosurf.

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

Aerosol Devices and Related Componentry

To manufacture aerosolization systems for our planned clinical trials, we expect to utilize third-party contract manufacturers, suppliers and assemblers. The manufacturing process will require assembly of the key device sub-components that comprise the aerosolization systems, including the aerosol-generating device, the disposable dose delivery packet and patient interface system necessary to administer our aerosolized SRT in patients in the NICU, PICU and ICU. We expect that third-party vendors will manufacture these key device sub-components, and ship them to one central location for assembly and integration into the aerosolization system. Once assembled, critical/product contact components and/or assemblies are packaged and sterilized. Each of the aerosolization systems will be quality-control tested prior to release for use in our clinical trials or, potentially, for commercial use. To complete the combination drug-device product, we plan to manufacture the SRT drug product at our Totowa, NJ facility.

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

Potential Collaboration Agreements and Strategic Partnerships

We intend to seek investments of additional capital and potentially enter into collaboration agreements and strategic partnerships for the development and commercialization of our SRT product candidates. To assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value, in June 2006, we engaged Jefferies & Company, Inc. (Jefferies), a New York-based investment banking firm, under an exclusive arrangement that we terminated in June 2007. We continue, with the assistance of Jefferies and separately, to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

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

There have been no changes to our critical accounting policies since December 31, 2006.  For more information on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

RESULTS OF OPERATIONS

The net loss for the three and six months ended June 30, 2007 were $10.4 million (or $0.12 per share) and $18.7 million (or $0.24 per share), respectively. The net loss for the three and six months ended June 30, 2006 were $14.7 million (or $0.24 per share) and $30.5 million (or $0.50 per share), respectively.

Revenue

We did not earn revenue during the three and six months ended June 30, 2007 or 2006.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2007 were $6.8 million and $12.2 million, respectively. Research and development expenses for the three and six months ended June 30, 2006 were $5.9 million and $13.5 million, respectively. For a description of expenses and research and development activities, see “Management’s Discussion and Analysis - Research and Development.” For a description of the clinical programs included in research and development, see “Management’s Discussion and Analysis - Plan of Operations.”

Research and development expenses for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily reflects:

(i)
Manufacturing development activities (included in research and development expenses) to support the production of clinical and commercial drug supply for our SRT programs, including Surfaxin, in conformance with cGMPs. Expenses associated with manufacturing development activities for the three and six months ended June 30, 2007 were $2.9 million and $5.3 million, respectively, as compared to $2.9 million and $5.4 million for the three and six months ended June 30, 2006, respectively. Manufacturing development expenses for 2007 primarily consist of (i) costs associated with our manufacturing operations in Totowa, NJ to support the production of clinical and anticipated commercial drug supply for our SRT programs; (ii) continued investment in our quality assurance and analytical chemistry capabilities including implementation of enhancements to quality controls, process assurances and documentation requirements that support the production process and expanding and upgrading our quality operations to meet production needs for our SRT pipeline in accordance with cGMP; (iii) expenses associated with our comprehensive investigation of the April 2006 Surfaxin process validation stability failure and remediation of our related manufacturing issues.; and (iv) activities to develop additional formulations of our SRT; and

(ii)
Research and development activities, excluding manufacturing development activities, associated with infrastructure development, including clinical trial management, regulatory compliance, data management and biostatistics, and medical and scientific affairs activities as well as direct program expenses to advance our SRT pipeline. Expenses associated with research and development activities for the three and six months ended June 30, 2007 were $3.9 million and $6.9 million, respectively, as compared to $3.0 million and $8.1 million for the three and six months ended June 30, 2006, respectively. Research and development expenses for 2007 primarily include: (i) costs associated with developing data and other information necessary for our formal response to the Surfaxin Approvable Letter; (ii) activities associated with the ongoing Phase 2 clinical trial of Surfaxin for ARF in children up to two years of age; and (iii) development activities related to Aerosurf™. The decrease in the six months ended June 30, 2007 compared to the same period last year primarily reflects cost incurred in 2006 for: (i) clinical activities associated with the Phase 2 clinical trials for BPD in premature infants and ARDS in adults; and (ii) personnel and related costs that were later reduced as a result of staff reductions anda reorganization of corporate management that occurred immediately after the April 2006 Surfaxin process validation stability failure.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2007 were $3.5 million and $6.2 million, respectively, as compared to $4.0 million and $12.7 million for the three and six months ended June 30, 2006, respectively. The decrease is primarily due to costs incurred in 2006 in anticipation of the potential approval and commercial launch of Surfaxin for the prevention of RDS in premature infants. After the April 2006 process validation stability failure, we took immediate steps to lower our costs and suspended pre-launch commercial activities, reduced personnel and reorganized corporate management. General and administrative costs for 2007 primarily include costs associated with executive management, evaluation of various strategic business alternatives, financial and legal management and other administrative costs.

2006 Restructuring Charge

Following the April 2006 process validation stability failure, which caused us to revise our expectations concerning the timing of potential FDA approval and pre-launch commercial launch of Surfaxin for the prevention of RDS in premature infants, we reduced our staff levels and reorganized corporate management to lower our cost structure and re-align our operations with changed business priorities. In connection with the workforce reduction, the employment of three senior executives was terminated. The reduction in workforce totaled 52 employees, representing approximately 33% of our workforce, and was focused primarily on our commercial infrastructure. All affected employees were eligible for certain severance payments and continuation of benefits. Additionally, a number of pre-launch commercial programs were discontinued and related costs will no longer be incurred. Such commercial program expenses totaled approximately $5.0 million for the fourth quarter of 2005 and first quarter of 2006.

We incurred a restructuring charge of $4.8 million in the second quarter of 2006 associated with the staff reductions and close-out of certain pre-launch commercial programs, which was accounted for in accordance with Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and is identified separately on our Statement of Operations as a Restructuring Charge. This charge included $2.5 million of severance and benefits related to staff reductions and $2.3 million for the termination of certain pre-launch commercial programs. As of June 30, 2007, the remaining balance of the unpaid restructuring charge totals $0.6 million, of which $0.5 million was included in accounts payable and accrued expenses and $0.1 million was classified as a long-term liability.

Other Income and (Expense)

Other income and (expense) for the three and six months ended June 30, 2007 were ($0.1) million and ($0.3) million, respectively. Other income and (expense) for the three and six months ended June 30, 2006 were $45,000 and $0.5 million, respectively.

Interest and other income for the three and six months ended June 30, 2007 was $0.6 million and $0.9 million, respectively, as compared to $0.4 million and $1.2 million for the three and six months ended June 30, 2006, respectively. The increase for the three months ended June 30, 2007 as compared to the same period last year is primarily due to an increase in our average outstanding cash balance and a general increase in earned market interest rates. The decrease for the six months ended June 30, 2007 as compared to the same period last year is primarily due to proceeds of $0.3 million in the first quarter of 2006 from the sale of our Commonwealth of Pennsylvania research and development tax credits.

Interest, amortization and other expenses for the three and six months ended June 30, 2007 was $0.7 million and $1.1 million, respectively, as compared to $0.3 million and $0.6 million for the three and six month ending June 30, 2006, respectively. The increase is primarily due to: (i) interest expense related to the amortization of deferred financing costs associated with warrants issued to PharmaBio in October 2006 in consideration for renegotiating the terms on the existing $8.5 million loan and (ii) a prepayment penalty of $0.2 million incurred in the second quarter of 2007 associated with the prepayment of our outstanding indebtedness with GECC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

To assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value, in 2006, we engaged Jefferies under an exclusive arrangement that we terminated in June 2007. In November 2006, we raised $10 million in a private placement transaction and, in April 2007, we raised $30.2 million ($28.1 million net) in a registered direct offering. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

We have a CEFF that allows us to raise capital, subject to certain conditions, at the time and in amounts deemed suitable to us, during a three-year period ending on May 12, 2009. Use of the CEFF is subject to certain conditions (discussed at “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Committed Equity Financing Facility”, below), including a limitation on the total number of shares of common stock that we may issue under the CEFF (not more than approximately 7.1 million shares as of June 30, 2007). We anticipate using the CEFF, when available, to support working capital needs in 2007.

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2007, we had cash, cash equivalents, restricted cash and marketable securities of $40.8 million, as compared to $27.0 million as of December 31, 2006. The increase is primarily due to: (i) a registered direct offering in April to institutional investors resulting in gross proceeds of $30.2 million ($28.1 million net) from the issuance of 14,050,000 shares of common stock at $2.15 per share and (ii) proceeds of $2.0 million from a financing pursuant to the CEFF; offset by $16.6 million used in operating activities, purchases of capital expenditures and principal payments on capital lease arrangements.

Committed Equity Financing Facility

In April 2006, we entered into a new CEFF with Kingsbridge, in which Kingsbridge committed to purchase, subject to certain conditions, the lesser of up to $50 million or up to 11,677,047 shares of our common stock. Our previous Committed Equity Financing Facility, which was with Kingsbridge, entered in July 2004 (2004 CEFF) and under which up to $47.6 million remained available, automatically terminated on May 12, 2006, the date on which the SEC declared effective the registration statement filed in connection with the new CEFF.

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

As of June 30, 2007, there were approximately 7.1 million shares available for issuance under the CEFF (up to a maximum of $40.5 million in gross proceeds) for future financings.

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

Debt

Loan with PharmaBio

PharmaBio, the strategic investment group of Quintiles, extended to us a secured, revolving credit facility of $8.5 to $10 million to fund pre-marketing activities associated with the launch of Surfaxin in the United States. Previously, interest was payable quarterly in arrears at an annual rate equal to the greater of 8% or the prime rate plus 2%. In 2004, we renegotiated the loan and the maturity date was extended from December 10, 2004 to December 31, 2006. The interest rate remained unchanged. In October 2006, we restructured the existing $8.5 million loan with PharmaBio and, as a result, the maturity date of the loan has been further extended from December 31, 2006 to April 30, 2010.

Since October 1, 2006, interest on the loan has accrued at the prime rate, compounded annually. All unpaid interest, including interest payable with respect to the quarter ending September 30, 2006, will now be payable on April 30, 2010, the maturity date of the loan. We may repay the loan, in whole or in part, at any time without prepayment penalty or premium.

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

As of June 30, 2007, the outstanding balance under the loan was $9.3 million ($8.5 million of pre-restructured principal and $0.8 million of accrued interest) and was classified as a long-term loan payable on the Consolidated Balance Sheets.

Capital Lease Financing Arrangements with Merrill Lynch Capital

On May 21, 2007, we and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (Merrill Lynch), entered into a Credit and Security Agreement (Loan Agreement), pursuant to which Merrill Lynch is providing us $12.5 million credit facility (Facility) to fund our capital programs. Under the Facility, $9 million was immediately available with up to an additional $3.5 million becoming available, at a rate of $1 million for each $10 million raised by us through business development partnerships, stock offerings and other similar financings. Approximately $4 million of the Facility has been drawn to fund the prepayment (GECC Pay Down) of all our outstanding indebtedness to General Electric Capital Corporation (GECC) under the Master Security Agreement with GECC dated December 20, 2002, as amended (GECC Agreement). The right to draw funds under the Facility will expire on May 30, 2008, subject to a best efforts undertaking by Merrill Lynch to extend the draw down period beyond the expiration date for an additional six months. The minimum advance under the Facility is $100,000. Interest on each advance will accrue at a fixed rate per annum equal to LIBOR plus 6.25%, determined on the funding date of such advance. Principal and interest on all advances will be payable in equal installments on the first business day of each month. We may prepay advances, in whole or in part, at any time, subject to a prepayment penalty, which, depending on the period of time elapsed from the closing of the Facility, will range from 4% to 1%.

We may use the Facility to finance (a) new property and equipment and (b) up to approximately $1.7 million “Other Equipment” and related costs, which may include leasehold improvements, intangible property such as software and software licenses, specialty equipment, a pre-payment penalty which was paid to GECC and “soft costs” related to financed property and equipment (including, without limitation, taxes, shipping, installation and other similar costs). Advances to finance the acquisition of new property and equipment will be amortized over a period of 36 months. The advance related to the GECC Pay Down will be amortized over a period of 27 months and Other Equipment and related costs will be amortized over a period of 24 months.

Our obligations to Merrill Lynch are secured by a security interest in (a) the financed property and equipment, including the property and equipment securing GECC at the time of the GECC Pay Down, and (b) all of our intellectual property, subject to limited exceptions set forth in the Loan Agreement (Supplemental Collateral). The Supplemental Collateral will be released on the earlier to occur of (i) receipt by us of FDA approval of our NDA for Surfaxin for the prevention of respiratory distress syndrome in premature infants, or (ii) the date on which we shall have maintained over a continuous twelve-month period ending on or after March 31, 2008, measured at the end of each calendar quarter, a minimum cash balance equal to our projected cash requirements for the following twelve-month period. In addition, Merrill Lynch agreed to subordinate its security interest in the Supplemental Collateral to the security interest in the same collateral that we previously granted to PharmaBio.

Previously, our capital lease financing arrangements had been primarily with the Life Science and Technology Finance Division of GECC pursuant to the Master Security Agreement. Under the Master Security Agreement, we purchased capital equipment, including manufacturing, information technology systems, laboratory, office and other related capital assets and subsequently finance those purchases through capital leases. The loans were secured by the related assets. Laboratory and manufacturing equipment were financed over 48 months and all other equipment were financed over 36 months. Interest rates varied in accordance with changes in the three and four year treasury rates.

As of June 30, 2007, $4.2 million was outstanding under the Facility ($1.7 million classified as current liabilities and $2.5 million as long-term liabilities) and $4.8 million remained available for use, subject to the conditions of the Facility.

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

Future Capital Requirements

Unless and until we can generate significant cash from our operations, we expect to continue to require substantial additional funding to conduct our business, including our manufacturing, research and product development activities and to repay our indebtedness. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative ventures with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our CEFF with Kingsbridge and our capital equipment financing facility with Merrill Lynch, the use of which are subject to certain conditions, we have no contractual arrangements under which we may obtain additional financing.

To assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our SRT pipeline and maximize shareholder value, in 2006, we engaged Jefferies under an exclusive arrangement that we terminated in June 2007. In November 2006, we raised $10 million in a private placement transaction and, in April 2007, we raised $30.2 million ($28.1 million net) in a registered direct offering. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although we cannot assure you that we will enter into any specific actions or transactions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 15, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased our publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various of our public statements. The amended complaint had been filed on November 30, 2006 against us, our Chief Executive Officer, Robert J. Capetola, and our former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On April 10, 2007, plaintiffs filed a Notice of Appeal with the United States District Court for the Eastern District of Pennsylvania. Plaintiffs filed an opening brief on July 2, 2007 and defendants filed their opening brief on August 6, 2007. Plaintiffs must file their reply brief on August 20, 2007.

On May 1, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendant’s motion to dismiss the consolidated shareholder derivative complaint that was filed on December 29, 2006 under the caption “In re: Discovery Laboratories Derivative Litigation.” The complaint named as defendants our Chief Executive Officer, Robert J. Capetola, four of our outside directors - Antonio Esteve, Max E. Link, Marvin E. Rosenthale, W. Thomas Amick, and Christopher J. Schaber, our former Chief Operating Officer, and sought an award of damages, disgorgement of profits, injunctive and other equitable relief and award of attorneys’ fees and costs. Although they were granted leave to file a second amended complaint by May 15, 2007, plaintiffs did not re-file. As the period during which an appeal may be filed has expired, this matter is concluded.

We intend to vigorously defend the appeal of the securities class action. The potential impact of this or any such actions, all of which generally seek unquantified damages, attorneys’ fees and expenses is uncertain. Additional actions based upon similar allegations, or otherwise, may be filed in the future. There can be no assurance that an adverse result in any such proceedings would not have a potentially material adverse effect on our business, results of operations and financial condition.

We have from time to time been involved in disputes arising in the ordinary course of business, including in connection with the termination in 2006 of certain pre-launch commercial programs following our process validation stability failure. Such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. While it is impossible to predict with certainty the eventual outcome of such claims, we believe the pending matters are unlikely to have a material adverse effect on our financial condition or results of operations. However, there can be no assurance that we will be successful in any proceeding to which we are or may be a party.

ITEM 1A. RISK FACTORS

In addition to the risks, uncertainties and other factors set forth herein, see the “Risk Factors” section contained in our most recent Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and six months ended June 30, 2007, we did not issue any unregistered shares of common stock pursuant to the exercise of outstanding warrants and options. There were no stock repurchases during the three and six months ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of the stockholders held on June 21, 2007 the following matters were voted on by the stockholders: (i) the election of six directors; (ii) the approval of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007; and (iii) consideration and approval of Discovery Labs 2007 Long-Term Incentive Plan, with 8.5 million shares of our common stock, par value $.001 per share, available for issuance under such plan. The results of such shareholder votes are as follows:

(i) Election of Directors

	For	Withheld
W. Thomas Amick	67,587,117	8,569,843
Robert J. Capetola, Ph.D.	70,813,504	5,343,456
Antonio Esteve, Ph.D.	66,267,187	9,889,773
Max Link, Ph.D.	67,252,163	8,904,797
Herbert H. McDade, Jr.	71,314,702	4,842,258
Marvin E. Rosenthale, Ph.D.	67,506,812	8,650,148

(ii) Approval of Ernst & Young LLP as our Independent Registered Public Accounting Firm

For	Against	Abstain
75,813,959	268,314	74,687

(iii) Approval of Discovery Labs 2007 Long-Term Incentive Plan

For	Against	Abstain	Non-Vote
24,804,201	11,800,932	136,377	39,415,450

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

Discovery Laboratories, Inc. (Registrant)

Date: August 9, 2007	By:	/s/ Robert J. Capetola
Robert J. Capetola, Ph.D. President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ John G. Cooper
John G. Cooper Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Discovery, dated September 18, 2002.	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

3.2	Amended and Restated By-Laws of Discovery.	Incorporated by reference to Exhibit 3.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 15, 2004.

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.4	Certificate of Amendment to the Certificate of Incorporation of Discovery, dated as of May 28, 2004.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Discovery, dated as of July 8, 2005.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 8, 2005.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Unit Purchase Option issued to Paramount Capital, Inc.	Incorporated by reference to Exhibit 4.4 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the SEC on March 30, 2000.

4.3	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.4	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.5	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

4.6	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.7	Registration Rights Agreement, dated as of July 7, 2004, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2004.

4.8	Registration Rights Agreement, dated as of April 17, 2006, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.9	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (“PharmaBio”)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.10	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.11	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

10.1	Credit and Security Agreement, dated as of May 21, 2007, by and between Discovery Laboratories, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 24, 2007.

10.2	Discovery Laboratories, Inc. 2007 Long Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007.

10.3	Form of Discovery Laboratories, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.