Form 10-Q
period 2008-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2008-05-09
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do no check if a smaller reporting company)	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 2, 2008, 96,688,377 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition; plans regarding the May 2008 Approvable Letter that we received from the FDA for Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome in premature infants; our research and development programs and planning for and timing of any clinical trials; the possibility, timing and outcome of submitting regulatory filings for our products under development; plans regarding strategic alliances and collaboration arrangements with pharmaceutical companies and others to develop, manufacture and market our drug products; research and development of particular drug products, technologies and aerosolization drug devices; the development of financial, clinical, manufacturing and marketing plans related to the potential approval and commercialization of our drug products, and the period of time for which our existing resources will enable us to fund our operations.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Examples of the risks and uncertainties include, but are not limited to:

•	the risk that we may not be able to timely respond to the Approvable Letter that we recently received for Surfaxin and that any response that we do file will not satisfy the FDA;
•
the risk that the Food and Drug Administration (FDA) or other regulatory authorities may not accept, or may withhold or delay consideration of, any applications that we may file, including our New Drug Application (NDA) for Surfaxin, or may not approve our applications or may limit approval of our products to particular indications or impose unanticipated label limitations;

•
risks relating to the rigorous regulatory approval processes, including pre-NDA activities, required for approval of any drug or medical device products that we may develop, independently, with development partners or pursuant to collaboration arrangements;

•	the risk that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug product candidates;
•
risks relating to our research and development activities, which involve time-consuming and expensive pre-clinical studies, multi-phase clinical trials and other studies and other efforts, and which may be subject to potentially significant delays or regulatory holds, or fail;

•
the risk that we, our contract manufacturers or any of our materials suppliers encounter problems manufacturing our products or drug substances on a timely basis or in an amount sufficient to meet demand;

•	risks relating to the transfer of our manufacturing technology to third-party contract manufacturers;
•
risks relating to the ability of our development partners and third-party suppliers of materials, drug substances and aerosolization systems and related components to timely provide us with adequate supplies and expertise to support development and manufacture of drug product and aerosolization systems for initiation and completion of our clinical studies, and, if approved, commercialization of our drug and combination drug-device products;

•	the risk that we may not successfully and profitably market our products;
•	the risk that , even if approved, we may be unable, for reasons related to market conditions, the competitive landscape or otherwise, to successfully launch and market our products;
•
risks relating to our ability to develop a successful sales and marketing organization to market Surfaxin., if approved, and our other product candidates, in a timely manner, if at all, and that we or our marketing and advertising consultants will not succeed in developing market awareness of our products;

•	the risk that we or our development partners, collaborators or marketing partners will not be able to attract or maintain qualified personnel;
•	the risk that our product candidates will not gain market acceptance by physicians, patients, healthcare payers and others in the medical community;
•	the risk that we may not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for development or commercialization of SRT);
•	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;
•	risks relating to reimbursement and health care reform;
•
risks that financial market conditions may change, additional financings could result in equity dilution, or we will be unable to maintain The Nasdaq Global Market listing requirements, causing the price of our shares of common stock to decline;

•
the risk that we may be unable to maintain and protect the patents and licenses related to our SRT; other companies may develop competing therapies and/or technologies or health care reform may adversely affect us;

•	the risk that we may become involved in securities, product liability and other litigation;
•	other risks and uncertainties detailed in “Risk Factors” and in the documents incorporated by reference in this report.

Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. After gaining approval of a drug product, pharmaceutical companies face considerable challenges in marketing and distributing their products, and may never become profitable.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,050	$36,929
Available-for-sale marketable securities	22,495	16,078
Receivable from collaborative arrangement	2,000	—
Prepaid expenses and other current assets	442	611
Total Current Assets	43,987	53,618
Property and equipment, net	6,766	7,069
Restricted cash	600	600
Deferred financing costs and other assets	1,320	1,457
Total Assets	$52,673	$62,744
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,927	$757
Accrued expenses	4,608	7,087
Equipment loan, current portion	2,794	2,625
Total Current Liabilities	9,329	10,469

Loan payable, including accrued interest	9,781	9,633
Equipment loan, non-current portion	2,384	2,991
Other liabilities	881	870
Total Liabilities	22,375	23,963

Stockholders’ Equity:
Common stock, $0.001 par value; 180,000 shares authorized; 97,001 and 96,953 shares issued; and 96,688 and 96,640 shares outstanding at March 31, 2008 and December 31, 2007, respectively.	97	97
Additional paid-in capital	331,181	329,999
Accumulated deficit	(298,017)	(288,303)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Other comprehensive income	91	42
Total Stockholders’ Equity	30,298	38,781
Total Liabilities & Stockholders’ Equity	$52,673	$62,744

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenue from collaborative arrangement and grants	$2,050	$—

Expenses:
Research and development	7,232	5,422
General and administrative	4,505	2,754
Total expenses	11,737	8,176
Operating loss	(9,687)	(8,176)
Other income / (expense):
Interest and other income	441	306
Interest and other expense	(468)	(440)
Other income / (expense), net	(27)	(134)
Net loss	$(9,714)	$(8,310)
Net loss per common share - Basic and diluted	$(0.10)	$(0.12)
Weighted average number of common shares outstanding - basic and diluted	96,649	69,989

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,714)	$(8,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573	376
Stock-based compensation and 401(k) match	1,182	751
Loss on disposal of property and equipment	1	—
Changes in:
Receivable from collaborative arrangement	(2,000)	—
Prepaid expenses and other assets	144	348
Accounts payable and accrued expenses	(1,309)	(834)
Other liabilities and accrued interest on loan payable	159	179

Net cash used in operating activities	(10,964)	(7,490)

Cash flows from investing activities:
Purchase of property and equipment	(109)	(275)
Restricted cash	—	160
Purchases of marketable securities	(17,773)	(2,000)
Proceeds from sales or maturity of marketable securities	11,405	—

Net cash used in investing activities	(6,477)	(2,115)

Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	—	2,005
Proceeds from equipment loan	251	—
Principal payments under equipment loan obligations	(689)	(494)

Net cash (used in)/provided by financing activities	(438)	1,511
Net decrease in cash and cash equivalents	(17,879)	(8,094)

Cash and cash equivalents - beginning of period	36,929	26,173

Cash and cash equivalents - end of period	$19,050	$18,079

Supplementary disclosure of cash flows information:
Interest paid	$157	$123
Non-cash transactions:
Unrealized gain on marketable securities	49	—

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

Note 1 – The Company and Basis of Presentation

The Company

Discovery Laboratories, Inc. (referred to in these Notes as “we”, “us” and “our”) is a biotechnology company developing Surfactant Replacement Therapies (SRT) for respiratory disorders and diseases. Our proprietary technology produces a peptide-containing synthetic surfactant that is structurally similar to pulmonary surfactant, a substance produced naturally in the lung and essential for survival and normal respiratory function. We believe that our proprietary technology makes it possible, for the first time, to develop a series of SRT respiratory therapies to treat conditions for which there are few or no approved therapies available for patients in the Neonatal Intensive Care Unit (NICU), Pediatric Intensive Care Unit (PICU), Intensive Care Unit (ICU) and other hospital settings.

Our SRT pipeline is focused initially on the most significant respiratory conditions prevalent in the NICU and PICU. On May 1, 2008, we received from the U.S. Food and Drug Administration (“FDA”) a third Approvable Letter for our initial SRT product, Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants. See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.” We are also developing Surfaxin for the treatment of Acute Respiratory Failure (ARF) in children up to two years of age and for the prevention and treatment of Bronchopulmonary Dysplasia (BPD), a debilitating and chronic lung disease typically affecting premature infants who have suffered RDS. Aerosurf™ is our proprietary SRT in aerosolized form and is being developed for the treatment of RDS in premature infants. Aerosurf has the potential to obviate the need for endotracheal intubation and conventional mechanical ventilation and holds the promise to significantly expand the use of SRT in respiratory medicine.

We also believe that our SRT will potentially address a variety of debilitating respiratory conditions such as Acute Lung Injury (ALI), cystic fibrosis (CF), chronic obstructive pulmonary disease (COPD), and asthma, that affect other pediatric, young adult and adult patients in the ICU and other hospital settings.

We have implemented a business strategy that includes: (i) focusing primarily on our formal response to the Approvable Letter to potentially gain regulatory approval in 2008 for Surfaxin for the prevention of RDS in premature infants in the United States; (ii) continued investment in the development of Aerosurf for neonatal and pediatric conditions; (iii) preparing for the potential commercial launch of Surfaxin in the United States; (iv) seeking collaboration agreements and strategic partnerships in the international and domestic markets for the development and potential commercialization of our SRT pipeline, including Surfaxin and Aerosurf; (v) continued investment in our quality systems and manufacturing capabilities to meet the anticipated pre-clinical, clinical and potential future commercial requirements of Surfaxin, Aerosurf and our other SRT products; and (vi) seeking investments of additional capital, including potentially from business alliances, commercial and development partnerships, equity financings and other similar opportunities, although there can be no assurance that we will identify or enter into any specific actions or transactions.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain prior period balances have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Accounting Policies and Recent Accounting Pronouncements

Accounting Policies

There have been no changes to our critical accounting policies since December 31, 2007.  For more information on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

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

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of EITF 07-1 on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 was effective for our fiscal year beginning January 1, 2008 and does not have a material impact on our financial statements.

 In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We SFAS 159 was effective for our fiscal year beginning January 1, 2008 and does not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard requires expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 was effective for our fiscal year beginning January 1, 2008 and does not have a material impact on our financial statements.

Note 3 – Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants are not included in the calculation of the net loss per share as their effect would be anti-dilutive.

Note 4 – Comprehensive Loss

Total comprehensive loss was $9.7 million and $8.3 million for the three months ended March 31, 2008 and 2007, respectively. Total comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities.

Note 5 – Receivable from Collaborative Arrangements

The receivable from collaborative arrangements is associated with a March 2008 restructuring of a collaboration arrangement with Philip Morris USA Inc. d/b/a Chrysalis Technologies (Chrysalis”). Under the modified collaboration, Chrysalis agreed to pay us $4.5 million to support further development of the aerosolization technology, of which $2.0 million was classified as a receivable as of March 31, 2008 and paid 30 days after execution of the modification agreements and $2.5 million will be payable upon completion of a technology transfer, which is expected to be completed by June 30, 2008.

Note 6 – Working Capital

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

We plan to fund our research, development, manufacturing and potential commercialization activities through:

•	the issuance of equity and debt financings;
•	payments from potential strategic collaborators, including license fees and sponsored research funding;
•	sales of Surfaxin and our other SRT, if approved;
•	equipment financings; and
•	interest earned on invested capital.

Our capital requirements will depend on many factors, including the success of our product development and, if approved, our commercialization plans. Even if we succeed in developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although there can be no assurance that we will be able to obtain additional capital when needed with acceptable terms, if at all.

We have a Committed Equity Financing Facility (CEFF) that allows us to raise capital, subject to certain conditions, at the time and in amounts deemed suitable to us, during a three-year period ending on May 12, 2009. Use of the CEFF is subject to certain conditions, including a share and dollar limitation (currently approximately 5.2 million not to exceed $35.5 million) and the volume weighted average price of our common stock on each trading day must be at least $2.00. We anticipate using the CEFF, when available, to support working capital needs in 2008. (See our most recent Annual Report on Form 10-K at “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Committed Equity Financing Facility”)

Note 7 – Stock-Based Employee Compensation

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing formula and the assumptions noted in the following table:

	March 31,	March 31,
	2008	2007

Expected volatility	77%	95%
Expected term	4 and 5 years	4 and 5 years
Risk-free rate	3.4% - 3.5%	4.6%
Expected dividends	—	—

The total employee stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows:

(in thousands)	Three Months Ended
	March 31,
	2008	2007
Research & Development	$332	$234
General & Administrative	723	424
Total	$1,055	$658

As of March 31 2008, there was $7.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average vesting period of 1.91 years.

As of March 31, 2008, 55,913 restricted stock awards were issued and outstanding under our Amended and Restated 1998 Stock Incentive Plan (1998 Plan).

Note 8 – Litigation

On March 15, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendants’ motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased our publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various public statements made by our Company. The amended complaint had been filed on November 30, 2006 against us, our Chief Executive Officer, Robert J. Capetola, and our former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On April 10, 2007, plaintiffs filed a Notice of Appeal with the United States District Court for the Eastern District of Pennsylvania. On April 29, 2008, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the complaint for the reasons set forth in the District Court opinion.  Plaintiffs have 14 days, or until May 13, 2008, to decide whether to seek a rehearing of the Third Circuit's decision.

Actions such as this one, based upon similar allegations, or otherwise, may be filed in the future. The potential impact of such actions, which generally seek unquantified damages, attorneys’ fees and expenses, is uncertain. There can be no assurance that an adverse result in any such proceedings would not have a potentially material adverse effect on our business, results of operations and financial condition.

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

Note 9 – Subsequent Event

On May 1, 2008, we received from the FDA a third Approvable Letter for Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants. This official notification sets forth the remaining conditions that must be satisfied to gain U.S. marketing approval for Surfaxin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in connection with our accompanying Consolidated Financial Statements (including the notes thereto) appearing elsewhere herein.

OVERVIEW

We are a biotechnology company developing Surfactant Replacement Therapies (SRT) for respiratory disorders and diseases. Our proprietary technology produces a peptide-containing synthetic surfactant that is structurally similar to pulmonary surfactant, a substance produced naturally in the lung and essential for survival and normal respiratory function. We believe that our proprietary technology makes it possible, for the first time, to develop a series of SRT respiratory therapies to treat conditions for which there are few or no approved therapies available for patients in the Neonatal Intensive Care Unit (NICU), Pediatric Intensive Care Unit (PICU), Intensive Care Unit (ICU) and other hospital settings.

Our SRT pipeline is focused initially on the most significant respiratory conditions prevalent in the NICU and PICU. On May 1, 2008, we received from the U.S. Food and Drug Administration (“FDA”) a third Approvable Letter for our initial SRT product, Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants (see“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Research and Development - SRT for Neonatal and Pediatric Indications - Surfaxin for the Prevention of RDS in Premature Infants”). We are also developing Surfaxin for the treatment of Acute Respiratory Failure (ARF) in children up to two years of age and for the prevention and treatment of Bronchopulmonary Dysplasia (BPD), a debilitating and chronic lung disease typically affecting premature infants who have suffered RDS. Aerosurf™ is our proprietary SRT in aerosolized form and is being developed for the treatment of RDS in premature infants. Aerosurf has the potential to obviate the need for endotracheal intubation and conventional mechanical ventilation and holds the promise to significantly expand the use of SRT in respiratory medicine.

We also believe that our SRT will potentially address a variety of debilitating respiratory conditions such as Acute Lung Injury (ALI), cystic fibrosis (CF), chronic obstructive pulmonary disease (COPD), and asthma, that affect other pediatric, young adult and adult patients in the ICU and other hospital settings.

We have implemented a business strategy that includes:

•	focusing primarily on our formal response to the Approvable Letter to potentially gain regulatory approval in the United States in 2008 for Surfaxin for the prevention of RDS in premature infants;

•	continued investment in the development of Aerosurf for neonatal and pediatric conditions;

•
preparing for the potential commercial launch of Surfaxin in the United States, including building our own commercial organization specialized in neonatal and pediatric indications to execute the launch of Surfaxin in the United States;

•
seeking collaboration agreements and strategic partnerships in the international and domestic markets for the development and potential commercialization of our SRT pipeline, including Surfaxin and Aerosurf. We continue to evaluate a variety of other potential strategic international and domestic collaborations intended to support the future growth of our SRT pipeline and enhance shareholder value;

•
continued investment in our quality systems and manufacturing capabilities, including our recently-completed analytical laboratories in Warrington, Pennsylvania and our manufacturing operations in Totowa, New Jersey. We plan to manufacture sufficient drug product to meet the anticipated pre-clinical, clinical, formulation development and potential future commercial requirements of Surfaxin, Aerosurf and our other SRT product candidates. For our aerosolized SRT, we plan to collaborate with engineering device experts and use contract manufacturers to produce aerosol devices and related components to meet our development and potential future commercial requirements. Our long-term manufacturing strategy includes potentially expanding our existing facilities or building or acquiring additional manufacturing capabilities for the production and development of our proprietary peptide-containing synthetic SRT drug products; and

•
seeking investments of additional capital, including potentially from business alliances, commercial and development partnerships, equity financings and other similar opportunities, although there can be no assurance that we will identify or enter into any specific actions or transactions.

Since our inception, we have incurred significant losses and, as of March 31, 2008, we had an accumulated deficit of $298.0 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

Historically, we have funded our operations with working capital provided principally through public and private equity financings, debt arrangements and strategic collaborations. As of March 31, 2008, we had: (i) cash and marketable securities of $41.5 million; (ii) approximately 5.2 million shares potentially available for issuance under a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group, for future financings (not to exceed $35.5 million), subject to certain conditions, including that the volume weighted average price of our common stock on each trading day must be at least $2.00; (iii) $9.8 million outstanding ($8.5 million principal and $1.3 million of accrued interest as of March 31, 2008) on a loan from PharmaBio Development Inc. d/b/a NovaQuest (PharmaBio), the strategic investment group of Quintiles Transnational Corp., which is due and payable, together with all accrued interest on April 30, 2010; and (iv) $5.2 million outstanding under our equipment financing facility with General Electric Business Financial Services Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2008 and 2007 were $7.2 million and $5.4 million, respectively. These costs are charged to operations as incurred and are tracked by category rather than by project. Research and development costs consist primarily of expenses associated with our manufacturing operations, formulation development, development of aerosolization systems, research, clinical, regulatory and other direct preclinical and clinical projects.

These cost categories typically include the following expenses:

Manufacturing Development

Manufacturing development primarily reflects costs to: (i) maintain our manufacturing operations in Totowa, New Jersey and our quality assurance and analytical chemistry capabilities in Totowa and at our recently completed analytical and development laboratories at our headquarters in Warrington, Pennsylvania, to assure adequate production of clinical and anticipated commercial drug supply for our SRT programs, including Surfaxin, in conformance with current good manufacturing practices (cGMP). These costs include employee expenses, depreciation, the purchase of drug substances, quality control and assurance activities and analytical services; (ii) design, develop, manufacture and assemble aerosolization systems necessary to administer Aerosurf, including the initial prototype version and the next-generation version of our aerosol generating device, disposable dose delivery packet and patient interface system, and (iii) develop new formulations of our SRT.

Development Operations (unallocated)

Development operations include (i) clinical, regulatory and biostatistics activities for the management of our clinical trial programs in accordance with current good clinical practices (cGCPs) and (ii) medical affairs capabilities, including medical science liaisons, to provide medical education and scientific support in connection with the potential commercial launch of Surfaxin and other products in our SRT pipeline. These costs include personnel, supplies, facilities, fees to consultants, other related costs of clinical trials and management, clinical quality control and regulatory compliance activities, data management and biostatistics. The 2007 costs also include activities associated with obtaining data and other information included in our Complete Response to the April 2006 Approvable Letter.

Direct Pre-Clinical and Clinical Program Expenses

Direct pre-clinical and clinical program expenses include (i) pre-clinical activities prior to initiation of any potential human clinical trials and (ii) activities associated with conducting human clinical trials, including patient enrollment costs, external site costs, costs of clinical drug supply and related external costs such as contract research consultant fees and expenses.

The following summarizes our research and development expenses by each of the foregoing categories for the three months ended March 31, 2008 and 2007:

( in thousands)	Three Months Ended March 31,
	2008	2007
Research and Development Expenses:
Manufacturing development	$4,366	$2,864
Development operations (unallocated)	1,980	1,501
Direct pre-clinical and clinical program expenses	886	1,057
Total Research & Development Expenses	$7,232	$5,422

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review or clinical or pre-clinical development. The status and anticipated completion date of each of our lead SRT programs are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.” Successful completion of development of our SRT is contingent on numerous risks, uncertainties and other factors, some of which are described in detail in the “Risk Factors” section contained in our most recent Annual Report on Form 10-K.

CORPORATE PARTNERSHIP AGREEMENTS

Chrysalis Technologies, a Division of Philip Morris USA Inc.

In March 2008, we agreed to restructure our December 9, 2005 Strategic Alliance Agreement (the “Original Alliance Agreement”) with Philip Morris USA Inc., d/b/a Chrysalis Technologies (“Chrysalis”), which was created to unite two complementary respiratory technologies - our peptide-containing synthetic surfactant technology with Chrysalis’ novel capillary aerosolization technology - to deliver therapeutics to the deep lung.

Under the Original Alliance Agreement, Chrysalis was primarily responsible for development activities related to its proprietary capillary aerosolization technology (the “Chrysalis Technology”) and we were responsible for aerosolized drug formulations, clinical and regulatory activities, and the manufacturing and commercialization of the combination drug-device products using the Chrysalis Technology (“Licensed Products”). Under the restructuring, we entered into an Amended and Restated License Agreement dated March 28, 2008 (the “US License Agreement”) with Chrysalis to amend and restate the Original Alliance Agreement in the United States. As Chrysalis has assigned to Philip Morris Products S.A. (“PMPSA”) all rights in and to the Chrysalis Technology outside of the United States (the “International Rights”), effective March 28, 2008, we also entered into a License Agreement with PMPSA with respect to the International Rights (the “International License Agreement”, and together with the US License Agreement, the “License Agreements”) on substantially the same terms and conditions as the US License Agreement.

We hold an exclusive license in the United States under the US License Agreement and an exclusive license to the International Rights under the PMPSA License Agreement in and to the Chrysalis Technology for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, the “Exclusive Field”). In addition, under the US License Agreement, we hold a license to use the Chrysalis Technology with other drugs to treat specified target indications in specified target populations. Our exclusive license under each License Agreement now includes, in addition to the rights we previously had, the right to develop and have developed Licensed Products in the Exclusive Field in the respective territory.

The US License Agreement provides that prior to June 30, 2008, Chrysalis will complete a technology transfer of the Chrysalis Technology to us in scope sufficient to permit us to practice the Chrysalis Technology. The License Agreements provide that we are solely responsible for future development of the Chrysalis Technology; however, Chrysalis has agreed to provide to us continued development support through, but in no event after, June 30, 2008. In addition, the US License Agreement provides that Chrysalis will provide to us transition assistance in the form of payments totaling $4.5 million, with respect to which we expect to receive the last payment in the third quarter 2008.

Under the Original Alliance Agreement, we were obligated to pay Chrysalis royalties based on a multi-tiered royalty structure (that escalated upon attaining collaboration product revenues greater than $500 million and $1 billion). Under the License Agreements, we are now obligated to pay royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field in the respective territory. In connection with the exclusive undertakings of Chrysalis and PMPSA not to exploit the Chrysalis Technology in the Exclusive Field, we are obligated to pay royalties on all product sales, including sales of any aerosol devices and related components sold by us in the Exclusive Field that are based on aerosolization technology other than the Chrysalis Technology. In addition, we have agreed in the future to pay minimum royalties, but are entitled to a future reduction of royalties in an amount equal to the excess of any minimum royalty paid over royalties actually earned under the License Agreements.

Under the License Agreements, we generally own the intellectual property that we create or reduce to practice in the performance of the License Agreements or exercise of the licenses granted thereunder, except such inventions that relate primarily, in each instance, to the Chrysalis Technology (the “Chrysalis Technology Improvements”). We are obligated to assign to Chrysalis and PMPSA all such Chrysalis Technology Improvements and all such inventions are then made subject to our rights under each License Agreement. The License Agreements also contain provisions related to the calculation and payment of royalties, record-keeping and audit rights, and prosecution of patents, and include customary representations, warranties and indemnities. Each License Agreement, unless terminated earlier will expire as follows as to each Licensed Product in each country in the respective territory, on a country-by-country basis, upon the latest of: (a) the tenth anniversary of the date of the first commercial sale of the Licensed Product; (b) the date on which the sale of such Licensed Product ceases to be covered by a claim of an issued and unexpired patent in such country, or (c) the date a generic form of the product is introduced in such country. The License Agreements may be terminated, by Chrysalis or PMPSA, as appropriate, in the event that we fail to make the payment of the minimum royalties, as provided therein, or by us, in whole or in part, initially upon payment of a termination fee. In addition, either party to each License Agreement may terminate upon a material breach by the other party (subject to a specified cure period).

PLAN OF OPERATIONS

We have incurred substantial losses since inception and expect to continue to make significant investments for product research, development, manufacturing, sales and marketing and general administrative activities. We will need to generate significant revenues from product sales, related royalties and transfer prices to achieve and maintain profitability.

Through March 31, 2008, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into collaboration and other agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through March 31, 2008, we had not generated taxable income. At December 31, 2007, net operating losses available to offset future taxable income for Federal tax purposes were approximately $258.7 million. The future utilization of such loss carryforward may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, we had a research and development tax credit carryforward of $6.1 million at December 31, 2007. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 through 2026.

Over the next 12 to 24 months, we plan to undertake a variety of initiatives that are discussed below.

Research and Development

We will continue to focus our research, development and regulatory activities to advance our pipeline of potential SRT for respiratory diseases. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the applicable risks discussed herein and those contained in the “Risk Factors” section in our most recent Annual Report on Form 10-K. See “Management’s Discussion and Analysis – Research and Development.”

Our major research and development projects include:

SRT for Neonatal and Pediatric Indications

In order to address the most prevalent respiratory disorders affecting infants in the NICU and PICU, we are conducting several therapeutic programs that target respiratory conditions that have been cited as some of the most significant unmet medical needs in the neonatal and pediatric community.

Surfaxin for the Prevention of RDS in Premature Infants

In October 2007, we submitted to the FDA our Complete Response to the April 2006 Approvable Letter. The FDA thereafter established May 1, 2008, as its target date to complete its review of our NDA.

Since the filing of our Complete Response and prior to receiving the May 1, 2008 Approvable Letter, the following important events have occurred:

•	As of March 2008, we have submitted to the FDA 12-month stability data on our Surfaxin process validation batches, which continue to demonstrate conformance to our established stability specifications.

•
In March 2008, the FDA completed a pre-approval inspection (PAI) of our manufacturing operations at Totowa, New Jersey, and recently issued an Establishment Inspection Report (EIR) indicating an approval recommendation. We believe that our manufacturing operations are prepared to produce sufficient drug product to meet the commercial requirements of Surfaxin, if approved.

•	On April 30, 2008, as part of our NDA review, we completed labeling discussions with the FDA and agreed to the content of the Surfaxin package insert. Although the package insert will not be considered final until the FDA approves our NDA, we are pleased with the competitive profile of the current form of package insert.

On May 1, 2008, we received another Approvable Letter from the FDA. Importantly, this Approvable Letter contains no requirement for additional clinical trials to gain FDA approval for Surfaxin. The Approvable Letter includes, among other things, requests (i) to further tighten an acceptance criterion for our release and stability biological activity test, (ii) to further tighten acceptance criteria for lipid drug substance impurities, and (iii) to submit (for inclusion in the NDA) summary information from certain equipment-related qualification reports.

Based on our assessment of the Approvable Letter, conducted by our regulatory, manufacturing and quality management in consultation with our expert consultants, we believe that with our current dataset for Surfaxin we and the FDA can reach agreement on appropriate acceptance criteria and drug product specifications for Surfaxin. We also believe that the requested equipment qualification summary information will be acceptable to the FDA because the reports in question have been reviewed and found acceptable during the pre-approval inspection of our manufacturing operations at Totowa in March 2008. Based on our regulatory assessment and our experts’ advice, we believe the meeting will qualify for priority scheduling and that the FDA may designate our formal response to this Approvable Letter as a Class 1 resubmission, which would result in a target review period of 60 days (whereas a Class 2 resubmission would result in a 6-month target review period).

We anticipate being in a position to submit our formal response to the Approvable Letter in approximately 6 to 8 weeks, although this timeline may be shortened or extended following discussions with the FDA. If our understanding of the timeline is correct, we now anticipate the potential approval of Surfaxin in 2008.

In October 2004, we filed a Marketing Authorization Application (MAA) with the European Medicines Agency (EMEA) for clearance to market in Europe Surfaxin for the prevention and rescue treatment of RDS in premature infants. In June 2006, following the Surfaxin process validation stability failure, we determined that we could not resolve our manufacturing issues within the regulatory time frames mandated by the EMEA procedure. Consequently, in June 2006, we voluntarily withdrew the MAA without resolving with the EMEA certain outstanding clinical issues related to the Surfaxin Phase 3 clinical trials. We have recently consulted with regulatory experts in Europe and, if we receive approval for Surfaxin in the United States, plan to have further discussions with the EMEA and potentially develop a strategy to gain approval for Surfaxin in Europe.

Surfaxin for BPD in Premature Infants

In October 2006, we announced preliminary results of our Phase 2 clinical trial for Surfaxin for the prevention and treatment of BPD, which was designed as an estimation study to evaluate the safety and potential efficacy of Surfaxin in infants at risk for BPD. We believe that these results suggest that Surfaxin may potentially represent a novel therapeutic option for infants at risk for BPD. We plan to seek scientific advice from the FDA and other regulatory agencies with respect to potential clinical trial designs to support the further development of Surfaxin for the prevention of BPD. At this time, we expect to pursue these discussions only after we have successfully gained FDA approval of Surfaxin for the prevention of RDS in premature infants.

Surfaxin for Acute Respiratory Failure

In June 2007, we initiated a clinical trial to determine if restoration of surfactant with Surfaxin will improve lung function and result in a shorter duration of mechanical ventilation and NICU/PICU stay for children up to two years of age suffering with ARF. The Phase 2 clinical trial is a multicenter, randomized, masked, placebo-controlled trial that will compare Surfaxin to standard of care masked by a sham air control. Approximately 180 children (subject to sample size adjustment per protocol) under the age of two with ARF will receive standard of care and be randomized to receive either Surfaxin at 5.8 mL/kg of body weight (expected weight range up to 15 kg) or sham air control. The trial will be conducted at approximately 35-40 sites throughout the world in both the Northern and Southern Hemispheres. The objective of the study is to evaluate the safety and tolerability of Surfaxin administration and to assess whether such treatment can decrease the duration of mechanical ventilation in young children with ARF. Patient enrollment is dependent upon the strength of the viral seasons. Following conclusion of the upcoming viral season in the Southern Hemisphere in the fourth quarter 2008, we plan to assess the status of patient enrollment in this trial and determine at that time whether adjustments to our timeline are required. Currently, we believe that data from this trial will be available in the first half of 2009, although this time line may be extended as we conserver resources to focus on seeking approval of Surfaxin for the prevention of RDS in premature infants.

Aerosurf, Aerosolized SRT

            Aerosurf is our first aerosolized SRT that is administered through less-invasive means and is being developed to potentially obviate the need for intubation and conventional mechanical ventilation. Aerosurf holds the promise to significantly expand the use of surfactants in respiratory medicine. We have demonstrated, through both research and feasibility studies that we can aerosolize our SRT and have completed a small Phase 2 clinical study of Aerosurf that concluded that it is feasible to administer Aerosurf through nasal continuous positive airway pressure (nCPAP) and that the treatment was generally safe and well tolerated. We are currently developing Aerosurf using the Chrysalis technology.

           Under our restructured strategic alliance with Chrysalis, we have assumed full responsibility for development of the initial prototype version of the novel aerosolization system (see “Corporate Partnerships and Agreements”).   Our design engineers, together with our contract manufacturers and third-party medical device experts and consultants, are optimizing the initial prototype version of this novel aerosolization system.  Once development milestones have been achieved, we plan to file our regulatory package in support of our Phase 2 clinical program and manufacture aerosolization systems.

In anticipation of our planned Phase 2 clinical trials using the initial version of the novel capillary aerosolization technology, we are executing a series of supportive pre-clinical studies that will support our regulatory package. In that regard, we have also met with and received guidance from the FDA with respect to the design of our proposed Phase 2 clinical program. and we currently expect to initiate our Phase 2 clinical program utilizing this novel aerosolization technology in 2008.  However, this time line may be extended as we conserver resources to focus on seeking approval of Surfaxin for the prevention of RDS in premature infants

Based on the knowledge gained to date, we are also engaged in activities to develop the next-generation aerosolization system based on this technology for use in potential Phase 2 and Phase 3 clinical trials for Aerosurf and, if approved, future commercial activities.  For this development phase, we are working with a leading engineering and design firm that has a successful track record of developing innovative devices for major companies in the medical and pharmaceutical industries, both in the United States and other international markets.  If we are successful in developing Aerosurf for patients in the NICU and PICU, we plan to use the knowledge gained from this effort to develop a program for aerosolized SRT administered as a prophylactic for adult patients in the hospital setting.

SRT for Critical Care and Hospital Indications

We are also evaluating the potential development of our proprietary synthetic peptide-containing SRT to address respiratory disorders such as CF, ALI, COPD, asthma, and other debilitating respiratory conditions.

Manufacturing

Our SRT, including Surfaxin, must be manufactured in compliance with cGMP established by the FDA and other international regulatory authorities. Surfaxin is a complex drug and, unlike many drugs, contains four active ingredients. It must be aseptically manufactured at our facility as a sterile, liquid suspension and requires ongoing monitoring of drug product stability and conformance to specifications.

We plan to invest in and support our manufacturing strategy for the production of our proprietary peptide-containing synthetic SRT to meet anticipated clinical needs and, if approved, commercial needs in the United States, Europe and other markets:

Current Manufacturing Capabilities

We have owned our own manufacturing operations since December 2005. We believe that this has provided us with potentially improved control and economics for the production of clinical and potential commercial supply of our lead product, Surfaxin, and our SRT pipeline products.

In April 2006, to respond to Surfaxin process validation stability failures, we initiated a comprehensive investigation that focused on analysis of our manufacturing processes, analytical methods and method validation, and active pharmaceutical ingredient suppliers. We thereafter identified a most probable root cause and implemented a corrective action and preventative action (CAPA) plan. In February 2007, we completed manufacture of three new Surfaxin process validation batches, which as of March 2008 have successfully attained 12-months stability and continue to demonstrate conformance to established stability specifications. In March 2008, the FDA completed an inspection of this facility as part of its review of our Surfaxin NDA and, in April, issued an Establishment Inspection Report (EIR) indicating an approval recommendation for our Surfaxin NDA. See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Research and Development - SRT for Neonatal Intensive Care Unit - Surfaxin for the Prevention of RDS in Premature Infants.”

Our manufacturing strategy includes investing in our analytical and quality systems. In October 2007, we completed construction of a new analytical and development laboratory in our Warrington, Pennsylvania corporate headquarters, where we have consolidated our analytical, quality and development activities previously located in Doylestown, Pennsylvania and Mountain View, California. The activities to be located in our new laboratories include release and stability testing of raw materials as well clinical and, if approved, commercial drug product supply. We also expect to perform development work with respect to our aerosolized SRT and novel formulations of our SRT technology. The laboratory will expand our capabilities by providing additional capacity to conduct analytical testing as well as opportunities to leverage our newly-consolidated professional expertise across a broad range of projects, improving both operational efficiency and financial economics.

Long-Term Manufacturing Capabilities

We are planning to have manufacturing capabilities, primarily through our manufacturing operations in Totowa, New Jersey, that should allow for sufficient production of drug product to supply (i) the potential worldwide commercial demand for Surfaxin for our RDS program, if approved, (ii) the preclinical and clinical and, if approved, potential worldwide commercial demand for Surfaxin for our ARF and BPD programs, and (iii) the anticipated preclinical and clinical and, if approved, potential worldwide commercial demand for Aerosurf.

Owning our own manufacturing operations in Totowa is an initial step in our manufacturing strategy to support the continued development of our SRT portfolio, including life cycle management of Surfaxin for new indications, potential new formulations and formulation enhancements, and expansion of our aerosol SRT products, beginning with Aerosurf. The lease for our Totowa facility expires in December 2014. In addition to customary terms and conditions, the lease is subject to a right of the landlord, first after December 2007 and upon two years’ prior notice, to terminate the lease early. This termination right is subject to certain conditions, including that the master tenant, a related party of the landlord, must have ceased all activities at the premises, and, in the earlier years, if we satisfy certain financial conditions, the landlord must make payments to us of significant early termination amounts. Currently, our manufacturing strategy includes (i) potentially renegotiating our current lease to amend the termination and other provisions, (ii) building or acquiring additional manufacturing capabilities for the production of our SRT drug products, and (iii) potentially using contract manufacturers, for the production of our SRT drug products.

        Aerosol Devices and Related Componentry

To manufacture aerosolization systems for our planned Aerosurf clinical trials, we expect to utilize third-party contract manufacturers, suppliers and integrators. The manufacturing process involves assembly of key device sub-components that comprise the aerosolization systems, including the aerosol-generating device, disposable dose delivery packets, which must be assembled in a clean room environment, and patient interface systems necessary to administer our aerosolized SRT. Under our manufacturing plan, third-party vendors will manufacture customized parts for us and assemble the key device sub-components and ship them to one central location for final assembly and integration into the aerosolization system. Once assembled, the critical drug product-contact components and patient interface systems will be packaged and sterilized. The aerosolization systems will be quality-control tested prior to release for use in our clinical trials. We have entered into a Master Services Agreement with Kloehn, Inc. to act as integrator of the prototype aerosolization system device sub-components and disposable dose delivery packets that we plan to use in our planned Phase 2 clinical trials.

See the applicable risks discussed herein and in the “Risk Factors” section contained in our most recent Annual Report on Form 10-K.

Sales and Marketing
To prepare for the potential approval of Surfaxin for the prevention of RDS in premature infants, we plan to establish our own U.S. specialty pulmonary commercial organization that will initially specialize in neonatal and pediatric indications and, as products are developed, may potentially expand to adult critical care and other hospital settings. This strategy is intended to allow us to manage our own sales and marketing activities, establish a strong presence in the NICU, and optimize the economics of our business.

We expect to rely primarily on our commercial organization to market Surfaxin in the United States, if approved.  Our pre-approval preparations have included the hiring of experienced management personnel. We have also begun to invest in our medical affairs capabilities to provide for increased scientific and medical educational activities. We plan to hire our sales representatives only after we have received approval to market Surfaxin. We expect to incur significant expenses to develop a complete U.S. commercial capability.  We also intend to pursue potential collaboration arrangements with international partners to co-develop and/or co-commercialize our neonatal and pediatric pipeline for Surfaxin and Aerosurf.

General and Administrative

We intend to invest in general and administrative resources in the near term, primarily to support our legal requirements, intellectual property portfolios (including building and enforcing our patent and trademark positions), our business development initiatives, financial systems and controls, management information technologies, and general management capabilities.

Potential Collaboration Agreements and Strategic Partnerships

We intend to seek investments of additional capital and potentially enter into collaboration agreements and strategic partnerships for the development and commercialization of our SRT product candidates. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although there can be no assurance that we will enter into any specific actions or transactions.

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

There have been no changes to our critical accounting policies since December 31, 2007.  For more information on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.  Readers are encouraged to review these disclosures in conjunction with the review of this Form 10-Q.

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2008 and 2007 were $9.7 million (or $0.10 per share) and $8.3 million (or $0.12 per share), respectively.

Revenue from Collaborative Arrangements and Grants

The Revenue from collaborative arrangements is associated with a March 2008 modification to our collaboration arrangement with Chrysalis. Chrysalis has agreed to pay us $4.5 million to support further development of the aerosolization technology, of which $2.0 million was paid 30 days after execution of the modification agreements and $2.5 million will be payable upon completion of a technology transfer, which is expected to be completed by June 30, 2008. For further discussion, see “Management’s Discussion and Analysis - Corporate Partnership Arrangements.”

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2008 and 2007 were $7.2 million and $5.4 million, respectively. For a description of expenses and research and development activities, see “Management’s Discussion and Analysis - Research and Development.” For a description of the clinical programs included in research and development, see “Management’s Discussion and Analysis - Plan of Operations.”

The increase in research and development expenses for the three months ended March 31, 2008 compared to the same period in 2007 primarily reflects:

(i)
Manufacturing development activities (included in research and development expenses) to support the production of clinical and anticipated commercial drug supply for our SRT programs, including Surfaxin, in conformance with cGMP. Expenses associated with manufacturing development activities for the three months ended March 31, 2008 and 2007 were $4.3 million and $2.9 million, respectively. Manufacturing development expenses primarily consist of costs to: (i) enhance and support our manufacturing operations and our quality assurance and analytical chemistry capabilities to assure adequate production of clinical and anticipated commercial drug supply for our SRT programs, in conformance with current good manufacturing practices (cGMP); (ii) design, develop, manufacture and assemble aerosolization systems necessary to administer Aerosurf, including the initial prototype version and the next-generation version of our aerosol generating device, disposable dose delivery packet and patient interface system, and (iii) develop new formulations of our SRT. Included in the expenses for the three months ended March 31, 2007 were activities associated with obtaining data and other information included in our Complete Response to the April 2006 Surfaxin Approvable Letter. The increase in the first quarter of 2008 as compared to the same period in 2007 is primarily due to: (a) investments to enhance our quality assurance and analytical chemistry capabilities to support the production of clinical and anticipated commercial drug supply for our SRT programs in accordance with cGMP; and (b) activities related to the development and optimization of the initial version of the capillary aerosolization technology system necessary to administer Aerosurf.

(ii)
Research and development operations to manage the development and advancement of our SRT pipeline. Expenses related to these activities for the three months ended March 31, 2008 and 2007 were $2.0 million and $1.5 million, respectively. These costs are primarily associated with scientific and clinical management, clinical quality control and regulatory compliance activities, data management and biostatistics, and medical affairs activities. The increase in the first quarter of 2008 as compared to the same period in 2007 is primarily due to investment in our medical affairs capabilities, including medical science liaisons, to provide scientific and medical educational support to the neonatal medical community regarding Surfaxin and our SRT pipeline.

(iii)
Direct pre-clinical and clinical program activities related to the advancement of our SRT pipeline. Expenses related to these activities were $0.9 million and $1.1 million for the months ended March 31, 2008 and 2007, respectively. These expenses in 2008 and 2007 primarily include: (i) activities associated with the ongoing Phase 2 clinical trial evaluating the use of Surfaxin for ARF in children up to two years of age; and (ii) pre-clinical and preparatory activities for anticipated Phase 2 clinical trials for Aerosurf for the prevention and treatment of RDS in premature infants. Additionally, included in these expenses for the three months ended March 31, 2007 were activities associated with obtaining data and other information included in our Complete Response to the April 2006 Surfaxin Approvable Letter.

For the three months ended March 31, 2008 and 2007, research and development expenses included charges of $0.4 million and $0.2 million, respectively, associated with stock-based employee compensation in accordance with the provisions of Statement No. 123(R).

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $4.5 million and $2.8 million, respectively. General and administrative costs primarily include costs associated with executive management, evaluation of various strategic business alternatives, financial and legal management, pre-launch commercialization activities and other administrative costs.

The increase in general and administrative expenses for the three months ended March 31, 2008 compared to the same period in 2007 primarily reflects:

(i)
pre-launch commercialization activities in 2008 in anticipation of the potential approval of Surfaxin related to building a United States commercial organization. Expenditures for these activities for the three months ended March 31, 2008 were $1.3 million. We did not incur any pre-launch commercialization expenses for the three months ended March 31, 2007; and

(ii)
charges associated with stock-based employee compensation in accordance with the provisions of Statement No. 123(R) which for the three months ended March 31, 2008 and 2007 were $0.7 million and $0.4 million, respectively.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2008 and 2007 were ($27,000) and ($134,000), respectively.

Interest and other income for the three months ended March 31, 2008 and 2007 was $0.4 million and $0.3 million, respectively. The increase for the three months ended March 31, 2008 as compared to the same period last year is primarily due to an increase in our average cash and marketable securities.

Interest, amortization and other expenses for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.4 million, respectively. These expenses consist of: (i) interest related to the outstanding balance under the PharmaBio loan; (ii) interest expense related to the amortization of deferred financing costs associated with warrants issued to PharmaBio in October 2006 in consideration for renegotiating the terms on the existing $8.5 million loan; and (iii) interest associated with our equipment loan obligations with General Electric Business Financial Services, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We are subject to risks customarily associated with the biotechnology industry, which requires significant investment for research and development. There can be no assurance that our research and development projects will be successful, that products developed, including Surfaxin for the prevention of RDS in premature infants, will obtain necessary regulatory approval, or that any approved product will be commercially viable.

We plan to fund our research, development, manufacturing and potential commercialization activities through:

•	the issuance of equity and debt financings;
•	payments from potential strategic collaborators, including license fees and sponsored research funding;
•	sales of Surfaxin and our other SRT, if approved;
•	equipment financings; and
•	interest earned on invested capital.

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

We have a CEFF that allows us to raise capital, subject to certain conditions and limitations, at the time and in amounts deemed suitable to us, during a three-year period ending on May 12, 2009. Use of the CEFF is subject to certain conditions, including a share limitation (currently approximately 5.2 million shares) and the volume weighted average price of our common stock on each trading day must be at least $2.00. We anticipate using the CEFF, when available, to support working capital needs in 2008. (See our most recent Annual Report on Form 10-K at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility”.)

We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although there can be no assurance that we will enter into any specific actions or transactions.

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2008, we had cash, cash equivalents and marketable securities of $41.5 million, as compared to $53.0 million as of December 31, 2007. The decrease is primarily due to $11.5 million used in operating activities, purchases of capital expenditures and principal payments, offset by new financings under our equipment financing facility with GE Business Financial Services Inc.

Committed Equity Financing Facility (CEFF)

In April 2006, we entered into a new Committed Equity Financing Facility (CEFF) in which Kingsbridge committed to purchase, subject to certain conditions, the lesser of up to $50 million or up to 11,677,047 shares of our common stock. (See our most recent Annual Report on Form 10-K at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility”.)

As of March 31, 2008, there were approximately 5.2 million shares available for issuance under the CEFF (up to a maximum of $35.5 million in gross proceeds) for future financings.

In 2006, in connection with the CEFF, we issued a Class C Investor Warrant to Kingsbridge to purchase up to 490,000 shares of our common stock at an exercise price of $5.6186 per share, which is fully exercisable beginning October 17, 2006 and for a period of five years thereafter. The warrant is exercisable for cash, except in limited circumstances, with expected total proceeds to us, if exercised, of approximately $2.8 million. As of March 31, 2008, the Class C Investor Warrant had not been exercised.

In 2004, in connection with a previous Committed Equity Financing Facility that we entered with Kingsbridge in July 2004 (2004 CEFF), which has been terminated, we issued a Class B Investor warrant to Kingsbridge to purchase up to 375,000 shares of our common stock at an exercise price equal to $12.0744 per share. The warrant, which expires in January 2010, is exercisable in whole or in part for cash, except in limited circumstances, with expected total proceeds, if exercised, of approximately $4.5 million. As of March 31, 2008, the Class B Investor Warrant had not been exercised.

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

Debt

Loan with PharmaBio

PharmaBio, the strategic investment group of Quintiles Transnational Corp., extended to us a secured, revolving credit facility of $8.5 to $10.0 million in 2001. Currently, the outstanding principal amount, $8.5 million, matures on April 30, 2010. Interest on the loan accrues at the prime rate, compounded annually, and after October 1, 2006, is payable together with the outstanding principal at maturity. We may repay the loan, in whole or in part, at any time without prepayment penalty or premium. our obligations to PharmaBio under the loan documents are secured by an interest in substantially all of our assets, subject to limited exceptions set forth in the related Security Agreement.

In October 2006, in consideration of PharmaBio’s agreement to restructure the loan, we entered into a Warrant Agreement with PharmaBio, pursuant to which PharmaBio has the right to purchase 1.5 million shares of our common stock at an exercise price equal to $3.5813 per share. The warrants have a seven-year term and are exercisable, in whole or in part, for cash, cancellation of a portion of our indebtedness under the PharmaBio loan agreement, or a combination of the foregoing, in an amount equal to the aggregate purchase price for the shares being purchased upon any exercise. Under the Warrant Agreement, we filed a registration statement with the SEC with respect to the resale of the shares issuable upon exercise of the warrants. As of March 31, 2008, the warrants had not been exercised.

As of March 31, 2008, the outstanding balance under the loan was $9.8 million ($8.5 million of pre-restructured principal and $1.3 million of accrued interest) and was classified as a long-term loan payable on the Consolidated Balance Sheets.

Equipment Financing Facility with GE Business Financial Services, Inc.
On May 21, 2007, we entered into a Credit and Security Agreement (Loan Agreement) with Merrill Lynch Capital (“Merrill Lynch”), a division of Merrill Lynch Business Financial Services Inc., as Lender, pursuant to which Merrill Lynch agreed to provide us a $12.5 million credit facility (Facility) to fund our capital programs. Previously, our capital financing arrangements had been primarily with the Life Science and Technology Finance Division of General Electric Capital Corporation (GECC) under a Master Security Agreement dated December 20, 2002, as amended (GECC Agreement). We simultaneously terminated our arrangement with GECC and drew down $4.0 million of the Facility to prepay all of our then-outstanding indebtedness under the GECC Agreement. Effective in February 2008, as a consequence of the acquisition of Merrill Lynch Capital by GECC or an affiliate of GECC, GE Business Financial Services, Inc., as successor to Merrill Lynch Capital, is now the Lender under the Loan Agreement and the provider of the Facility.

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

The right to draw funds under the Facility will expire on May 30, 2008, subject to a best efforts undertaking by the Lender to extend the draw down period beyond the expiration date for an additional six months. We plan to approach GE Business Financial Services, Inc. to discuss the potential six-month extension of the Facility. In addition, our obligations under the Facility are secured by a security interest in (a) the financed property and equipment, including the property and equipment securing GECC under the GECC Agreement at the time of prepayment, and (b) as Supplemental Collateral, all of our intellectual property, subject to limited exceptions set forth in the Loan Agreement. Under the Loan Agreement, the Supplemental Collateral will be released on the earlier to occur of (i) receipt by us of FDA approval of our NDA for Surfaxin for the prevention of RDS in premature infants, or (ii) the date on which we shall have maintained over a continuous 12-month period ending on or after March 31, 2008, measured at the end of each calendar quarter, a minimum cash balance equal to our projected cash requirements for the following 12-month period.

As of March 31, 2008, approximately $5.2 million was outstanding under the Facility ($2.8 million classified as current liabilities and $2.4 million as long-term liabilities) and $4.9 million remained available for use, subject to the conditions of the Facility.

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

We lease 21,000 square feet of space for our manufacturing facility in Totowa, New Jersey, at an annual rent of $150,000. This space is specifically designed for the production of sterile pharmaceuticals in compliance with cGMP requirements and is our only manufacturing facility. The lease expires in December 2014, subject to a right of the landlord, first exercisable after December 2007 and upon two years’ prior notice, to terminate the lease early. This termination right is subject to certain conditions, including that the master tenant, a related party of the landlord, must have ceased all activities at the premises, and, in the earlier years, if we satisfy certain financial conditions, the landlord must make payments to us of significant early termination amounts. The total aggregate payments since inception of the lease are $1.4 million. For a discussion of our manufacturing strategy, see “Plan of Operations – Research and Development – Manufacturing.”

We lease approximately 5,600 square feet office and analytical laboratory space in Doylestown, Pennsylvania, with an annual rent of approximately $93,800, which since August 2007 has been leased on a monthly basis. We are currently consolidating the activities at this location into our new laboratory space in Warrington, Pennsylvania and plan to terminate this lease in the third quarter of 2008.

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

Future Capital Requirements

Unless and until we can generate significant cash from our operations, we expect to continue to require substantial additional funding to conduct our business, including our manufacturing, research and product development activities and to repay our indebtedness. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative or joint development or commercialization arrangements with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our CEFF with Kingsbridge and our equipment financing facility with GE Business Financial Services, Inc., the use of which are subject to certain conditions, we have no contractual arrangements under which we may obtain additional financing. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although there can be no assurance that we will enter into any specific actions or transactions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 15, 2007, the United States District Court for the Eastern District of Pennsylvania granted defendants’ motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased our publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various public statements made by our Company. The amended complaint had been filed on November 30, 2006 against us, our Chief Executive Officer, Robert J. Capetola, and our former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief. On April 10, 2007, plaintiffs filed a Notice of Appeal with the United States District Court for the Eastern District of Pennsylvania. On April 29, 2008, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the complaint for the reasons set forth in the District Court opinion.  Plaintiffs have 14 days, or until May 13, 2008, to decide whether to seek a rehearing of the Third Circuit's decision.

Additional actions such as this one, based upon similar allegations, or otherwise, may be filed in the future. The potential impact of such actions, which generally seek unquantified damages, attorneys’ fees and expenses, is uncertain. There can be no assurance that an adverse result in any such proceedings would not have a potentially material adverse effect on our business, results of operations and financial condition.

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

ITEM 1A. RISK FACTORS

In addition to the risks, uncertainties and other factors set forth below and elsewhere in this Form 10-Q, see the “Risk Factors” section contained in our most recent Annual Report on Form 10-K.

Under our restructured collaboration arrangement with Chrysalis, we are responsible for future development, which will require us to build internal development capabilities or enter into future collaboration or other arrangements to gain the engineering expertise required to further develop the Chrysalis Technology.

In March 2008, we restructured our collaboration arrangement with Philip Morris USA Inc., d/b/a Chrysalis Technologies (“Chrysalis”). We now have responsibility for the development of the Chrysalis’ proprietary capillary aerosolization technology (the “Chrysalis Technology”) and will not have development support from Chrysalis after June 30, 2008. Our future development of the Chrysalis Technology is subject to certain risks and uncertainties, including, without limitation:

    •   We may not be able to complete the development of the initial prototype aerosolization device, if at all, on a timely basis and such inability may delay or prevent initiation of our planned Phase 2 clinical trials;

    •   We will require sophisticated engineering expertise to continue the development of the Chrysalis Technology. Although we are building our own internal medical device engineering expertise and have recently begun working with a leading engineering and design firm that has a successful track record of developing innovative devices for major companies in the medical and pharmaceutical industries, there is no assurance that our efforts will be successful or that we will be able to identify other potential collaborators to complete the development of the next-generation aerosolization system and enter into agreements with such collaborators on terms and conditions that are favorable to us, and, if we are unable to identify or retain design engineers and medical device experts to support our development program, this could impair our ability to commercialize or develop it’s aerosolized drug products;

    •   PMPSA and Chrysalis are no longer affiliated entities; as such, there is a risk that, if we were to require the consent of PMPSA and Chrysalis under the License Agreements, they may not agree on the appropriate course and we may be forced to develop the Chrysalis Technology in the two territories under different circumstances. Such inconsistencies could have an adverse effect on the our ability to develop the Chrysalis Technology or to successfully commercialize the Licensed Products in one or both of the territories; and

    •   We have additional rights under the US License Agreement that are not provided under the International License Agreement. Although the International License Agreement provides for the potential expansion of rights with the consent of PMPSA, there can be no assurance that PMPSA would agree to any such expansion and, as a result, we may be unable to develop and commercialize Licensed Products under its expanded rights outside the United States markets.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operations – Research and Development – Corporate Partnership Agreements.”

Our pending NDA for Surfaxin for the prevention of RDS in premature infants may not be approved by the FDA in a timely manner or at all, which would adversely impact our ability to commercialize this product.

Receipt of the May 2008 Approvable Letter has delayed the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. Based on our assessment of the Approvable Letter, conducted by our regulatory, manufacturing and quality management in consultation with our expert consultants, we believe that with our current dataset for Surfaxin we and the FDA can reach agreement on appropriate acceptance criteria and drug product specifications for Surfaxin. Based on our regulatory assessment and our experts’ advice, we believe the meeting will qualify for priority scheduling and that the FDA may designate our formal response to this Approvable Letter as a Class 1 resubmission, which would result in a target review period of 60 days (whereas a Class 2 resubmission would result in a 6-month target review period). We anticipate being in a position to submit our formal response to the Approvable Letter in approximately 6 to 8 weeks, although this timeline may be shortened or extended following discussions with the FDA. Although the FDA has not requested additional clinical data to date, it could at any time in its review process request additional data from additional clinical trials. Ultimately, the FDA may not approve Surfaxin for RDS in premature infants. Any failure to obtain FDA approval or further delay associated with the FDA’s review process would adversely impact our ability to commercialize our lead product and would have a material adverse effect on our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we did not issue any unregistered shares of common stock pursuant to the exercise of outstanding warrants and options. There were no stock repurchases during the three months ended March 31, 2008.

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

Discovery Laboratories, Inc.
(Registrant)

Date: May 8 2008	By:	/s/ Robert J. Capetola
Robert J. Capetola, Ph.D.
President and Chief Executive Officer

Date: May 8 2008	By:	/s/ John G. Cooper
John G. Cooper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Discovery, dated September 18, 2002.	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

3.2	Amended and Restated By-Laws of Discovery.	Incorporated by reference to Exhibit 3.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 15, 2004.

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.4	Certificate of Amendment to the Certificate of Incorporation of Discovery, dated as of May 28, 2004.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Discovery, dated as of July 8, 2005.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 8, 2005.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.4	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

4.5	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.6	Registration Rights Agreement, dated as of July 7, 2004, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2004.

Exhibit No.	Description	Method of Filing

4.7	Registration Rights Agreement, dated as of April 17, 2006, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.8	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (PharmaBio)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.9	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.10	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

10.1	Amendment dated January 3, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert J. Capetola and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

10.2	Amendment dated January 3, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between John G. Cooper and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

10.3	Amendment dated January 3, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between David L. Lopez and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

10.4+	Amended and Restated License Agreement by and between Discovery and Philip Morris USA Inc., d/b/a Chrysalis Technologies dated March 28, 2008.	Filed herewith.

10.5+	License Agreement by and between Discovery Laboratories, Inc. and Philip Morris Products S.A., dated March 28, 2008.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

+ Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted and filed separately with the Commission.