Form 10-Q
period 2008-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2008-08-08
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of August 1, 2008, 98,848,390 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery
Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition; plans regarding the May 2008 Approvable Letter that we received from the Food and Drug Administration (FDA) for Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome in premature infants; our research and development programs and planning for and timing of any clinical trials; the possibility, timing and outcome of submitting regulatory filings for our products under development; plans regarding strategic alliances and collaboration arrangements with pharmaceutical companies and others to develop, manufacture and market our drug products; research and development of particular drug products, technologies and aerosolization systems; the development of financial, clinical, manufacturing and marketing plans related to the potential approval and commercialization of our drug products, and the period of time for which our existing resources will enable us to fund our operations.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Examples of the risks and uncertainties include, but are not limited to:

•	the risk that we may not be able to timely respond, if at all, to the May 2008 Approvable Letter that we recently received for Surfaxin and that any response that we do file will not satisfy the FDA;
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
•
risks relating to our ability to develop and manufacture drug product and aerosolization systems, including systems based on our novel capillary aerosolization technology, for initiation and completion of our clinical studies, and, if approved, commercialization of our drug and combination drug-device products, and the ability of our third-party suppliers of materials, drug substances and aerosol devices and related components to timely produce adequate supplies and expertise to support our development efforts;

•	the risk that we may not successfully and profitably market our products;
•	the risk that, if approved, we may be unable, for reasons related to market conditions, the competitive landscape or otherwise, to successfully launch and market our products;
•
risks relating to our ability to develop a successful sales and marketing organization to market Surfaxin, if approved, and our other product candidates, in a timely manner, if at all, and that we or our marketing and advertising consultants will not succeed in developing market awareness of our products;

•	the risk that we or our development partners, collaborators or marketing partners will not be able to attract or maintain qualified personnel;
•	the risk that our product candidates will not gain market acceptance by physicians, patients, healthcare payers and others in the medical community;
•
the risk that we may not be able to raise additional capital or enter into additional collaboration agreements (including strategic alliances for development or commercialization of our Surfactant Replacement Therapies (SRT));

•	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;
•	risks relating to reimbursement and health care reform;
•
risks that financial market conditions may change, additional financings could result in equity dilution, or that we will be unable to maintain The Nasdaq Global Market listing requirements, causing the price of our shares of common stock to decline;

•
the risks that we may be unable to maintain and protect the patents and licenses related to our SRT; other companies may develop competing therapies and/or technologies or health care reform may adversely affect us;

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

Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$27,343	$36,929
Available-for-sale marketable securities	6,021	16,078
Receivable from collaborative arrangement	2,500	--
Prepaid expenses and other current assets	357	611
Total Current Assets	36,221	53,618
Property and equipment, net	6,616	7,069
Restricted cash	600	600
Deferred financing costs and other assets	1,182	1,457
Total Assets	$44,619	$62,744
LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,001	$757
Accrued expenses	5,079	7,087
Equipment loan, current portion	2,875	2,625
Total Current Liabilities	10,955	10,469

Loan payable, including accrued interest	9,903	9,633
Equipment loan, non-current portion	1,570	2,991
Other liabilities	872	870
Total Liabilities	23,300	23,963
Stockholders’ Equity:
Common stock, $0.001 par value; 180,000 shares authorized; 97,065 and 96,953 shares issued; and 96,752 and 96,640 shares outstanding at June 30, 2008 and December 31, 2007, respectively.	97	97
Additional paid-in capital	332,501	329,999
Accumulated deficit	(308,232)	(288,303)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Other comprehensive income	7	42
Total Stockholders’ Equity	21,319	38,781
Total Liabilities & Stockholders’ Equity	$44,619	$62,744

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue from collaborative arrangement and grants	$2,500	$-	$4,550	$-
Expenses:
Research and development	7,439	6,794	14,670	12,216
General and administrative	5,076	3,465	9,582	6,219
Total expenses	12,515	10,259	24,252	18,435
Operating loss	(10,015)	(10,259)	(19,702)	(18,435)
Other income / (expense):
Interest and other income	217	559	658	865
Interest and other expense	(417)	(684)	(885)	(1,124)
Other income / (expense), net	(200)	(125)	(227)	(259)
Net loss	$(10,215)	$(10,384)	$(19,929)	$(18,694)
Net loss per common share - Basic and diluted	$(0.11)	$(0.12)	$(0.21)	$(0.24)
Weighted average number of common shares outstanding - basic and diluted	96,691	83,825	96,670	76,907

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,929)	$(18,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,140	781
Stock-based compensation and 401(k) match	2,494	2,589
Loss on disposal of property and equipment	98	3
Changes in:
Receivable from collaborative arrangement	(2,500)	--
Prepaid expenses and other assets	212	(222)
Accounts payable and accrued expenses	236	231
Other Assets	2	(159)
Other liabilities and accrued interest on loan payable	272	811
Net cash used in operating activities	(17,975)	(14,660)
Cash flows from investing activities:
Purchase of property and equipment	(470)	(1,326)
Restricted cash	--	182
Purchases of marketable securities	(17,773)	(20,483)
Proceeds from sales or maturity of marketable securities	27,795	1,883
Net cash (used in)/provided by investing activities	9,552	(19,744)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	8	30,183
Proceeds from equipment loan	251	4,245
Principal payments under equipment loan obligations	(1,422)	(4,702)
Net cash (used in)/provided by financing activities	(1,163)	29,726
Net decrease in cash and cash equivalents	(9,586)	(4,678)
Cash and cash equivalents - beginning of period	36,929	26,173
Cash and cash equivalents - end of period	$27,343	$21,495
Supplementary disclosure of cash flows information:
Interest paid	$299	$344
Non-cash transactions:
Unrealized gain/(loss) on marketable securities	(35)	11

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

Note 1 - The Company and Basis of Presentation

The Company

Discovery Laboratories, Inc. (referred to in these notes as “we”, “us” and “our”) is a biotechnology company developing Surfactant Replacement Therapies (SRT) for respiratory disorders and diseases. Our proprietary technology produces a peptide-containing synthetic surfactant that is structurally similar to pulmonary surfactant, a substance produced naturally in the lung and essential for survival and normal respiratory function. We believe that our proprietary technology makes it possible, for the first time, to develop a series of SRT to treat conditions for which there are few or no approved therapies available for patients in the Neonatal Intensive Care Unit (NICU), Pediatric Intensive Care Unit (PICU), Intensive Care Unit (ICU) and other hospital settings.

Our SRT pipeline is focused initially on the most significant respiratory conditions prevalent in the NICU and PICU. We have filed with the U.S. Food and Drug Administration (FDA) a New Drug Application (NDA) for our initial product, Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants and, on May 1, 2008, the FDA issued a third Approvable Letter (May 2008 Approvable Letter) with respect to this NDA. (See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”) We are also developing Surfaxin for other neonatal and pediatric respiratory conditions and disorders, such as Acute Respiratory Failure (ARF), for which we are conducting a Phase 2 clinical trial in children up to two years of age, and Bronchopulmonary Dysplasia (BPD), a debilitating and chronic lung disease typically affecting premature infants who have suffered RDS, Aerosurf™ is our proprietary SRT in aerosolized form and is being developed for the treatment of RDS in premature infants. Aerosurf has the potential to obviate the need for endotracheal intubation and conventional mechanical ventilation and holds the promise to significantly expand the use of SRT in respiratory medicine.

We also believe that our SRT will potentially address a variety of debilitating respiratory conditions such as Acute Lung Injury (ALI), cystic fibrosis (CF), chronic obstructive pulmonary disease (COPD), and asthma, that affect pediatric, young adult and adult patients in the ICU and other hospital settings.

We have implemented a business strategy that includes focusing primarily on our Complete Response to the May 2008 Approvable Letter to potentially gain regulatory approval in 2008 for Surfaxin for the prevention of RDS in premature infants in the United States and, as we work towards this milestone, conserving our financial resources. Our strategy also includes (i) selective investment in our SRT pipeline programs, including life-cycle development of Surfaxin for other respiratory conditions prevalent in the NICU and PICU, new SRT formulation development, and Aerosurf for neonatal and pediatric conditions; (ii) preparing for the potential commercial launch of Surfaxin in the United States; (iii) seeking collaboration agreements and strategic partnerships in the international and domestic markets for the development and potential commercialization of our SRT pipeline, including Surfaxin and Aerosurf; (iv) continued investment in our quality systems and manufacturing capabilities to meet the anticipated pre-clinical, clinical and potential future commercial requirements of Surfaxin, Aerosurf and our other SRT products; and (v) seeking investments of additional capital, including potentially from business alliances, commercial and development partnerships, equity financings and other similar opportunities, although there can be no assurance that we will identify or enter into any specific actions or transactions.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain prior period balances have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 requires expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 was effective for our fiscal year beginning January 1, 2008 and does not have a material impact on our financial statements. See Note 7, Fair Value Measurements.

Note 3 - Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding for the periods. Common shares issuable upon the exercise of options and warrants are not included in the calculation of the net loss per share as their effect would be anti-dilutive.

Note 4 - Comprehensive Loss

Total comprehensive loss was $10.2 million and $19.9 million for the three and six months ended June 30, 2008, respectively, and $10.4 million and $18.7 million for the three and six months ended June 30, 2007. Total comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities.

Note 5 - Receivable from Collaborative Arrangements

The receivable from collaborative arrangements is associated with the March 2008 restructuring of our strategic collaboration agreement with Philip Morris USA Inc. d/b/a Chrysalis Technologies (Chrysalis”). Under the modified agreement, Chrysalis agreed to pay us $4.5 million to support further development of our capillary aerosolization technology, of which $2.0 million became payable upon execution of the modified agreement and was received in April 2008 and $2.5 million became payable became payable upon completion of a technology transfer to us in June 2008 and is expected to be paid in August 2008.

Note 6 - Working Capital

We have incurred substantial losses since inception and expect to continue to make significant investments in continued product research, development, manufacturing and commercialization activities. Historically, we have funded our operations primarily through the issuance of equity securities, debt and our equipment financing facility.

We are subject to risks customarily associated with the biotechnology industry, which requires significant investment in research and development. There can be no assurance that our research and development projects will be successful, that our developed products, including Surfaxin for the prevention of RDS in premature infants, will obtain necessary regulatory approval, or that any approved product will be commercially viable.

We plan to fund our research, development, manufacturing and potential commercialization activities through:

•	the issuance of equity and debt financings;
•	payments from potential strategic collaborators, including license fees and sponsored research funding;
•	sales of Surfaxin and our other SRT, if approved;
•	equipment financings; and
•	interest earned on invested capital.

Our capital requirements will depend on many factors, including the success of our product development and, if approved, our commercialization plans. Even if we succeed in developing and subsequently commercializing product candidates, we may never generate sufficient sales revenue to achieve or maintain profitability.

We have Committed Equity Financing Facilities (CEFFs) that we entered into May 22, 2008 (2008 CEFF) and in April 2006 (2006 CEFF). Each of the 2008 CEFF and the 2006 CEFF allows us to raise capital for a period of three years ending June 19, 2011 and May 12, 2009, respectively, at the time and in amounts deemed suitable to us. Our shares of common stock are issued at a predefined discount based on the volume weighted average price of our common stock (VWAP) on each trading day. Use of each CEFF is subject to certain conditions, including aggregated share and dollar limitations, draw down limitations and minimum price restrictions. As of June 30, 2008, under the 2008 CEFF approximately 19.3 million shares were potentially available for issuance (see“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Working Capital - Committed Equity Financing Facility”). As of June 30, 2008, under the 2006 CEFF, approximately 5.2 million shares were potentially available for issuance (provided that the closing price of our common stock on the trading day immediately preceding the draw down period is at least $2.00) (see our most recent Annual Report on Form 10-K at “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Committed Equity Financing Facility”). We anticipate using our CEFFs, when available, to support our working capital needs in 2008.

We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although there can be no assurance that we will be able to obtain additional capital when needed with acceptable terms, if at all.

Note 7 - Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157 (Fair Value Measurements). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

Under SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.
•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material effect on our results of operations and financial condition.

Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2008.

	Fair Value	Fair value measurement using
Assets	June 30, 2008	Level 1	Level 2	Level 3
Money Markets and Certificates of Deposit	$26,996	$26,996	$-	$-
Commercial Paper	5,985	-	5,985	-
Restricted Cash	600	600	-	-
Total	$33,581	$27,596	$5,985	$-

In addition to the amounts reported in the table above, we also held $383,000 in operating cash as of June 30, 2008.

Note 8 - Stock-Based Employee Compensation

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing formula and the assumptions noted in the following table:

	June 30,	June 30,
	2008	2007

Expected volatility	77%	95%
Expected term	4 and 5 years	4 and 5 years
Risk-free rate	3.5%	4.6%
Expected dividends	--	--

The total employee stock-based compensation for the three and six months ended June 30, 2008 and 2007 was as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research & Development	$359	$555	$691	$789
General & Administrative	824	1,182	1,547	1,607
Total	$1,183	$1,737	$2,238	$2,396

As of June 30, 2008, there was $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 1998 Stock Incentive Plan (1998 Plan) and the 2007 Long-Term Incentive Plan. That cost is expected to be recognized over a weighted-average vesting period of 1.83 years.

As of June 30, 2008, 55,913 restricted stock awards were issued and outstanding under the 1998 Plan.

Note 9 - Litigation

On April 29, 2008, the Third Circuit Court of Appeals affirmed the dismissal by the United States District Court for the Eastern District of Pennsylvania of a securities class action brought against us and certain of our executive officers. On March 15, 2007, the District Court had granted defendants’ motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased our publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various public statements made by our Company. The amended complaint had been filed on November 30, 2006 against us, our Chief Executive Officer, Robert J. Capetola, and our former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief.

Note 10 - Subsequent Event

In July 2008, we completed a financing pursuant to the 2008 CEFF resulting in gross proceeds of $1.6 million from the issuance of 1,104,850 shares of our common stock at an average price per share, after the applicable discount, of $1.41. For a discussion of the 2008 CEFF, see Note 6.

In July 2008, we completed a financing pursuant to the 2008 CEFF resulting in gross proceeds of $1.5 million from the issuance of 991,537 shares of our common stock at an average price per share, after the applicable discount, of $1.51.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in connection with our accompanying Consolidated Financial Statements (including the notes thereto) appearing elsewhere herein.

OVERVIEW

We are a biotechnology company developing Surfactant Replacement Therapies (SRT) for respiratory disorders and diseases. Our proprietary technology produces a peptide-containing synthetic surfactant that is structurally similar to pulmonary surfactant, a substance produced naturally in the lung and essential for survival and normal respiratory function. We believe that our proprietary technology makes it possible, for the first time, to develop a series of SRT to treat conditions for which there are few or no approved therapies available for patients in the Neonatal Intensive Care Unit (NICU), Pediatric Intensive Care Unit (PICU), Intensive Care Unit (ICU) and other hospital settings.

Our SRT pipeline is focused initially on the most significant respiratory conditions prevalent in the NICU and PICU. We have filed with the U.S. Food and Drug Administration (FDA) a New Drug Application (NDA) for our initial product, Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants and, on May 1, 2008, the FDA issued a third Approvable Letter (May 2008 Approvable Letter) with respect to this NDA. (See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”) We are also developing Surfaxin for other neonatal and pediatric respiratory conditions and disorders, such as Acute Respiratory Failure (ARF), for which we are conducting a Phase 2 clinical trial in children up to two years of age, and Bronchopulmonary Dysplasia (BPD), a debilitating and chronic lung disease typically affecting premature infants who have suffered RDS. Aerosurf™ is our proprietary SRT in aerosolized form and is being developed for the treatment of RDS in premature infants. Aerosurf has the potential to obviate the need for endotracheal intubation and conventional mechanical ventilation and holds the promise to significantly expand the use of SRT in respiratory medicine.

We also believe that our SRT will potentially address a variety of debilitating respiratory conditions such as Acute Lung Injury (ALI), cystic fibrosis (CF), chronic obstructive pulmonary disease (COPD), and asthma, that affect pediatric, young adult and adult patients in the ICU and other hospital settings.

We have implemented a business strategy that includes:

•
focusing primarily on our Complete Response to the May 2008 Approvable Letter to potentially gain U.S. regulatory approval in 2008 for Surfaxin for the prevention of RDS in premature infants and, as we work towards this milestone, conserving our financial resources;

•
selective investment in our SRT pipeline programs, including life-cycle development of Surfaxin for other respiratory conditions prevalent in the NICU and PICU, new SRT formulation development, and Aerosurf for neonatal and pediatric conditions;

•
preparing for the potential commercial launch of Surfaxin in the United States, including taking actions to establish our own commercial organization specialized in neonatal and pediatric indications to execute the launch of Surfaxin in the United States;

•
seeking collaboration agreements and strategic partnerships in the international and domestic markets for the development and potential commercialization of our SRT pipeline, including Surfaxin and Aerosurf, although there can be no assurance that we will succeed in entering into such an arrangement;

•
continued investment in our quality systems and manufacturing capabilities, including our manufacturing operations in Totowa, New Jersey and our recently-completed analytical laboratories in Warrington, Pennsylvania. We plan to manufacture sufficient drug product to meet the anticipated pre-clinical, clinical, formulation development and potential future commercial requirements of Surfaxin, Aerosurf and our other SRT product candidates. For our aerosolized SRT, we plan to collaborate with engineering device experts and use contract manufacturers to produce aerosol devices and related components to meet our development and potential future commercial requirements. Our long-term manufacturing strategy includes potentially entering into arrangements with contract manufacturing organizations, expanding our existing facilities or building or acquiring additional manufacturing capabilities for the production and development of our proprietary peptide-containing synthetic SRT drug products; and

•
seeking investments of additional capital, including potentially from business alliances, commercial and development partnerships, equity financings and other similar opportunities, although there can be no assurance that we will identify or enter into any specific actions or transactions.

Since our inception, we have incurred significant losses and, as of June 30, 2008, we had an accumulated deficit of $308.2 million (including historical results of predecessor companies). The majority of our expenditures to date have been for research and development activities. (See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”)

Historically, we have funded our operations with working capital provided principally through public and private equity financings, debt arrangements and strategic collaborations. As of June 30, 2008, we had: (i) cash and marketable securities of $33.4 million; (ii) approximately 19.3 million shares potentially available for issuance, not to exceed an aggregate of $60.0 million under a May 22, 2008 Committed Equity Financing Facility (2008 CEFF) with Kingsbridge Capital Limited (Kingsbridge), subject to certain conditions, including that the volume weighted average price of our common stock (VWAP) on each trading day must be at least equal to the greater of $1.15 or 90% of the closing price of our common stock on the trading day immediately preceding the draw down period (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Working Capital - Committed Equity Financing Facility”); (iii) approximately 5.2 million shares potentially available for issuance, not to exceed an aggregate of approximately $35.5 million under an April 2006 Committed Equity Financing Facility with Kingsbridge (2006 CEFF), subject to certain conditions, including that the VWAP on each trading day must be at least equal to the greater of $2.00 or 85% of the closing price of our common stock on the trading day immediately preceding the draw down period; (iv) $9.9 million outstanding ($8.5 million principal and $1.4 million of accrued interest as of June 30, 2008) on a loan from PharmaBio Development Inc. d/b/a NovaQuest (PharmaBio), the strategic investment group of Quintiles Transnational Corp., which is due and payable, together with all accrued interest on April 30, 2010; and (v) $4.4 million outstanding under our equipment financing facility with GE Business Financial Services Inc. See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

RESEARCH AND DEVELOPMENT

Research and development expenses for the three and six months ended June 30, 2008 were $7.4 million and $14.7 million, respectively. Research and development expenses for the three and six months ended June 30, 2007 were $6.8 million and $12.2 million, respectively. These costs are charged to operations as incurred and are tracked by category rather than by project. Research and development costs consist primarily of expenses associated with our manufacturing operations, formulation development, development of aerosolized SRT, and research, clinical, regulatory and other direct preclinical and clinical projects.

These cost categories typically include the following expenses:

Manufacturing Development

Manufacturing development primarily reflects costs to: (i) maintain our manufacturing operations in Totowa, New Jersey and our quality assurance and analytical chemistry capabilities in Totowa and at our recently completed analytical and development laboratories at our headquarters in Warrington, Pennsylvania, to assure adequate production of clinical and anticipated commercial drug supply for our SRT programs, including Surfaxin, in conformance with current good manufacturing practices (cGMP) (these costs include employee expenses, depreciation, costs of drug substances, quality control and assurance activities and analytical services); (ii) design, develop, manufacture and assemble aerosolization systems necessary to administer Aerosurf, including the initial prototype version and the next-generation version of our novel capillary aerosolization system, and (iii) develop new formulations of our SRT.

Development Operations (unallocated)

Development operations include (i) clinical, regulatory and biostatistics activities for the management of our clinical trial programs in accordance with current good clinical practices (cGCP) and (ii) medical affairs capabilities, including medical science liaisons, to provide scientific and medical education support in connection with the potential commercial launch of Surfaxin and other products in our SRT pipeline. These costs include personnel, supplies, facilities, fees to consultants, other related costs of clinical trials and management, clinical quality control and regulatory compliance activities, data management and biostatistics. The 2007 costs also include activities associated with obtaining data and other information included in our Complete Response to the April 2006 Approvable Letter.

Direct Pre-Clinical and Clinical Program Expenses

Direct pre-clinical and clinical program expenses include (i) pre-clinical activities prior to initiation of any potential human clinical trials and (ii) activities associated with conducting human clinical trials, including patient enrollment costs, external site costs, costs of clinical drug supply and related external costs such as contract research consultant fees and expenses, and (iii) pre-clinical activities associated with obtaining data and other information included in our Complete Response to the April 2006 Approvable Letter.

The following summarizes our research and development expenses by each of the foregoing categories for the three and six months ended June 30, 2008 and 2007:

( in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development Expenses:	2008	2007	2008	2007

Manufacturing development	$5,004	$3,517	$9,370	$6,382
Development operations (unallocated)	1,876	1,916	3,991	3,527
Direct pre-clinical and clinical program expenses	559	1,361	1,309	2,307
Total Research & Development Expenses	$7,439	$6,794	$14,670	$12,216

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

Currently, none of our drug product candidates are available for commercial sale. All of our potential products are in regulatory review or clinical or pre-clinical development. The status and anticipated completion date of each of our lead SRT programs are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.” Successful completion of development of any of our SRT is contingent on numerous risks, uncertainties and other factors, some of which are described in detail in the “Risk Factors” section contained in our most recent Annual Report on Form 10-K.

CORPORATE PARTNERSHIP AGREEMENTS

Chrysalis Technologies, a Division of Philip Morris USA Inc.

In March 2008, we agreed to restructure our December 9, 2005 Strategic Alliance Agreement (Original Alliance Agreement) with Philip Morris USA Inc., d/b/a Chrysalis Technologies (Chrysalis), which had been created to unite two complementary respiratory technologies - our peptide-containing synthetic surfactant technology with Chrysalis’ novel capillary aerosolization technology - to deliver therapeutics to the deep lung.

Under the Original Alliance Agreement, Chrysalis was primarily responsible for development activities related to its proprietary capillary aerosolization technology (the Chrysalis Technology) and we were responsible for aerosolized drug formulations, clinical and regulatory activities, and the manufacturing and commercialization of the combination drug-device products using the Chrysalis Technology (Licensed Products). Under the restructuring, we entered into an Amended and Restated License Agreement dated March 28, 2008 (U.S. License Agreement) with Chrysalis to amend and restate the Original Alliance Agreement in the United States. As Chrysalis has assigned to Philip Morris Products S.A. (PMPSA) all rights in and to the Chrysalis Technology outside of the United States (International Rights), effective March 28, 2008, we also entered into a License Agreement with PMPSA with respect to the International Rights (International License Agreement, and together with the U.S. License Agreement, the License Agreements) on substantially the same terms and conditions as the U.S. License Agreement.

We hold an exclusive license in the United States under the U.S. License Agreement and an exclusive license to the International Rights under the PMPSA License Agreement in and to the Chrysalis Technology for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, Exclusive Field). In addition, under the U.S. License Agreement, we hold a license to use the Chrysalis Technology with other drugs to treat specified target indications in specified target populations. Our exclusive license under each License Agreement now includes, in addition to the rights we previously had, the right to develop and have developed Licensed Products in the Exclusive Field in the respective territory.

In accordance with the terms of the U.S. License Agreement, Chrysalis agreed to provide continuing development support to us through June 30, 2008 and also agreed to provide financial support for our future development activities in the amount of $4.5 million, of which $2.0 million became payable upon execution of the modification agreements and $2.5 million became payable upon completion of a technology transfer to us in June 2008 of the Chrysalis Technology in scope sufficient to permit us to practice the Chrysalis Technology. This amount is expected to be received in August 2008.

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

Under the License Agreements, we generally own the intellectual property that we create or reduce to practice in the performance of the License Agreements or exercise of the licenses granted thereunder, except such inventions that relate primarily, in each instance, to the Chrysalis Technology (Chrysalis Technology Improvements). We are obligated to assign to Chrysalis and PMPSA all such Chrysalis Technology Improvements and all such inventions are then made subject to our rights under each License Agreement. The License Agreements also contain provisions related to the calculation and payment of royalties, record-keeping and audit rights, and prosecution of patents, and include customary representations, warranties and indemnities. Each License Agreement, unless terminated earlier will expire as follows as to each Licensed Product in each country in the respective territory, on a country-by-country basis, upon the latest of: (a) the tenth anniversary of the date of the first commercial sale of the Licensed Product; (b) the date on which the sale of such Licensed Product ceases to be covered by a claim of an issued and unexpired patent in such country, or (c) the date a generic form of the product is introduced in such country. The License Agreements may be terminated, by Chrysalis or PMPSA, as appropriate, in the event that we fail to make the payment of the minimum royalties, as provided therein, or by us, in whole or in part, in the early years following the effective date, upon payment of a termination fee. In addition, either party to each License Agreement may terminate upon a material breach by the other party (subject to a specified cure period).

PLAN OF OPERATIONS

We have incurred substantial losses since inception and expect to continue to make significant investments for product research, development, manufacturing, sales and marketing and general administrative activities. We will need to generate significant revenues from product sales, related royalties and transfer prices to achieve and maintain profitability.

Through June 30, 2008, we had no revenues from any product sales, and had not achieved profitability on a quarterly or annual basis. Our ability to achieve profitability depends upon, among other things, our ability to develop products, obtain regulatory approval for products under development and enter into collaboration and other agreements for product development, manufacturing and commercialization. In addition, our results are dependent upon the performance of our strategic partners and suppliers. Moreover, we may never achieve significant revenues or profitable operations from the sale of any of our products or technologies.

Through June 30, 2008, we had not generated taxable income. At December 31, 2007, net operating losses available to offset future taxable income for Federal tax purposes were approximately $258.7 million. The future utilization of such loss carryforward may be limited pursuant to regulations promulgated under Section 382 of the Internal Revenue Code. In addition, we had a research and development tax credit carryforward of $6.1 million at December 31, 2007. The Federal net operating loss and research and development tax credit carryforwards expire beginning in 2008 through 2026.

Over the next 12 to 24 months, we plan to undertake a variety of initiatives that are discussed below.

Research and Development

We will continue to focus our research, development and regulatory activities to advance our pipeline of potential SRT for respiratory diseases. The drug development, clinical trial and regulatory process is lengthy, expensive and uncertain and subject to numerous risks including, without limitation, the applicable risks discussed herein and those contained in the “Risk Factors” section in our most recent Annual Report on Form 10-K. Also see“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Research and Development.”

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

Surfaxin for the Prevention of RDS in Premature Infants

In October 2007, we submitted to the FDA our Complete Response to the April 2006 Approvable Letter. The FDA thereafter established May 1, 2008, as its target date to complete its review of our NDA. On May 1, 2008, we received a third Approvable Letter for this NDA. Importantly, this Approvable Letter contains no requirement for additional clinical trials to gain FDA approval for Surfaxin.

Prior to receiving the May 2008 Approvable Letter and after we filed our Complete Response in October 2007, the following important events occurred:

•	As of March 2008, we submitted to the FDA 12-month stability data on our Surfaxin process validation batches.

•
In March 2008, the FDA completed a pre-approval inspection (PAI) of our manufacturing operations at Totowa, New Jersey, and thereafter issued an Establishment Inspection Report (EIR) indicating an approval recommendation. We believe that our manufacturing operations are prepared to produce sufficient drug product to meet the commercial requirements of Surfaxin, if approved.

•
On April 30, 2008, as part of our NDA review, we completed labeling discussions with the FDA and agreed to a proposed Surfaxin package insert setting forth prescribing information, although the package insert will not be considered final until the FDA approves our NDA.

The May 2008 Approvable Letter includes, among other things, requests (i) to further tighten an acceptance criterion for our release and stability biological activity test, (ii) to further tighten acceptance criteria for lipid drug substance impurities, (iii) to further tighten 2 of the 21 physical and chemical drug product acceptance criteria that we proposed in our October 2007 Complete Response, and (iv) to submit (for inclusion in the NDA) summary information from certain equipment-related qualification reports. To gain clarification of certain items identified in this Approvable Letter, on May 14, we submitted a pre-meeting information package to the FDA and requested a meeting, which occurred by teleconference on June 18, 2008.

Based on our assessment of this Approvable Letter and the results of our June 2008 meeting with the FDA, we believe that, with the exception of two items, we can prepare our responses to this Approvable Letter using readily available data. With respect to the two remaining items, the FDA has requested that we provide additional preclinical data and related information as follows:

(i) Surfaxin Biological Activity Test

Based on discussions we had with the FDA several years ago, we qualified and validated a biological activity test (Biological Activity Test ) in accordance with current Good Manufacturing Practices (cGMP) and successfully implemented this test for Surfaxin release and stability testing. In addition, as agreed to at a December 2006 Clarification Meeting with the FDA, we generated data in a well-characterized RDS animal model at a Surfaxin dose of 5.8 mL/kg (the 2007 Preclinical Study), which is the same dose that was used in the Surfaxin Phase 3 clinical trials.

The 2007 Preclinical Study results, together with data generated from the Biological Activity Test, support the comparability of Surfaxin drug product used in our Surfaxin Phase 3 clinical trials to the Surfaxin drug product to be manufactured for commercial use. In addition, these data were intended to establish final acceptance criteria for the Biological Activity Test. The data from the Biological Activity Test and the 2007 Preclinical Study were provided to, and reviewed by, the FDA during the Surfaxin review cycle that concluded with the May 1, 2008 Approvable Letter.

At the June 18, 2008 meeting, the FDA asked us to augment our previously-generated data by conducting additional tests using the Biological Activity Test at a dose of 5.8 mL/kg, rather than the dose of 8.0 mL/kg that we have historically employed for Surfaxin release and stability testing. In addition, we are contemporaneously conducting an additional preclinical study using the same RDS animal model and dose (5.8 mL/kg) as that used in the 2007 Preclinical Study. The additional data that we are generating from these studies will be used to determine the final acceptance criteria for the Biological Activity Test and to further confirm the comparability of Surfaxin drug product used in our Surfaxin Phase 3 clinical trials to the Surfaxin drug product to be manufactured for commercial use. These additional studies are ongoing and are being conducted at the same laboratories that we have previously used. Although these activities must be successfully concluded, the preliminary results achieved to date are encouraging and we believe will support our gaining approval for Surfaxin.

(ii) Specifications for Lipid-Related Impurities in Surfaxin Active Pharmaceutical Ingredients

Surfaxin is comprised of four active pharmaceutical ingredients (APIs); a novel peptide, a fatty acid and two phospholipids. To gain final marketing authorization by the FDA, our proposed specifications for certain lipid-related impurities in the two phospholipids must satisfy guidance issued by the International Conference of Harmonization (ICH). As a general matter, the ICH sets threshold limits for impurities present in an API and also provides guidance for justifying specifications that exceed the designated threshold limits.

At the June 18 meeting with the FDA, we discussed our approach to justify impurity levels for certain of the lipid-related impurities based upon their being present in the human lung at levels equal to or greater than those that exist in Surfaxin. The FDA agreed to consider our approach and requested additional information about the levels of these lipid-related impurities specific to the neonatal lung. In addition to reviewing the scientific literature to satisfy the FDA’s request, we have also consulted with lipid-experts and have been working closely with our phospholipids suppliers to determine whether the lipid-related impurities in question can be reduced to the ICH threshold limit. Based on our recent analyses, we believe that we will be able to satisfy the FDA requirements for these lipid-related impurities by accepting the ICH threshold limits and/or working with our phospholipids suppliers to further reduce impurity levels to the ICH threshold limits.

We currently believe that we can be in a position to complete the activities related to finalizing the two remaining items and prepare and submit our Complete Response to this Approvable Letter in the September 2008 timeframe. Based on our understanding of FDA guidelines, and in consultation with outside experts, we believe that the FDA may designate our Complete Response to the May 1, 2008 Approvable Letter as a Class 1 resubmission, which would result in a target review period of 60 days (whereas a Class 2 resubmission would result in a 6-month target review period). If our understanding of the timeline is correct, the potential approval of Surfaxin is anticipated in 2008.

In October 2004, we filed a Marketing Authorization Application (MAA) with the European Medicines Agency (EMEA) for clearance to market in Europe Surfaxin for the prevention and rescue treatment of RDS in premature infants. In June 2006, following the April 2006 Surfaxin process validation stability failure, we determined that we could not resolve our manufacturing issues within the regulatory time frames mandated by the EMEA procedure. Consequently, in June 2006, we voluntarily withdrew the MAA without resolving with the EMEA certain outstanding clinical issues related to the Surfaxin Phase 3 clinical trials. We have also consulted with regulatory experts in Europe and, if we receive approval for Surfaxin in the United States, plan to have further discussions with the EMEA and potentially develop a strategy to gain approval for Surfaxin in Europe.

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

Surfaxin for Acute Respiratory Failure

In June 2007, we initiated a clinical trial to determine if restoration of surfactant with Surfaxin will improve lung function and result in a shorter duration of mechanical ventilation and NICU/PICU stay for children up to two years of age suffering with ARF. The Phase 2 clinical trial is a multicenter, randomized, masked, placebo-controlled trial that will compare Surfaxin to standard of care masked by a sham air control. Approximately 180 children (subject to sample size adjustment per protocol) under the age of two with ARF will receive standard of care and be randomized to receive either Surfaxin at 5.8 mL/kg of body weight (expected weight range up to 15 kg) or sham air control. The trial will be conducted at approximately 35-40 sites in both the Northern and Southern Hemispheres. The objective of the study is to evaluate the safety and tolerability of Surfaxin administration and to assess whether such treatment can decrease the duration of mechanical ventilation in young children with ARF. Patient enrollment is dependent upon the virulence of the viral seasons. Following conclusion of the upcoming viral season in the Southern Hemisphere in the fourth quarter 2008, we plan to assess the status of patient enrollment in this trial and determine at that time whether adjustments to our timeline are required. Currently, we believe that data from this trial may be available in the first half of 2009, although this timeline may be extended as we conserve our resources to focus on seeking approval of Surfaxin for the prevention of RDS in premature infants.

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

Under our restructured strategic alliance with Chrysalis, we have assumed full responsibility for development of the initial prototype version of the novel capillary aerosolization system (see“Corporate Partnerships and Agreements”).  Our design engineers, together with our contract manufacturers and third-party medical device experts and consultants, are working to optimize the initial prototype version of this novel capillary aerosolization system.  Once development milestones have been achieved, we plan to file our regulatory package in support of our Phase 2 clinical program and manufacture capillary aerosolization systems and related components. In anticipation of Phase 2 clinical trials using the initial version of the novel capillary aerosolization technology, we are executing a series of supportive pre-clinical studies that will support our regulatory package. In that regard, we have also met with and received guidance from the FDA with respect to the design of our proposed Phase 2 clinical program.

We originally expected to initiate our Phase 2 clinical program utilizing this novel capillary aerosolization technology in 2008. However, as these activities require significant investments in research, engineering, device development and device manufacturing capabilities, we have found it necessary to delay certain of our planned activities as we focus our resources on potentially gaining approval of Surfaxin. As resources permit, we expect to make judicious investments in the development of our capillary aerosolization technology, with a view to potentially initiating our Phase 2 clinical program in the first half of 2009.

Based on the knowledge gained to date, we have also been engaged in activities to develop the next-generation aerosolization system based on this technology for use in potential Phase 2 and Phase 3 clinical trials for Aerosurf and, if approved, future commercial activities.  For this development phase, we have been working with a leading engineering and design firm that has a successful track record of developing innovative devices for major companies in the medical and pharmaceutical industries, both in the United States and other international markets.  As we have recently refocused our resources on responding to the May 2008 Approvable Letter and potentially gaining FDA approval for Surfaxin, we have temporarily put this effort on hold.

We believe that Aerosurf is a highly promising program because it may significantly expand the use of surfactants in respiratory medicine. However, we are currently conserving our resources to focus on seeking approval of Surfaxin for the prevention of RDS in premature infants. Once we have filed our Complete Response to the May 2008 Approvable Letter and gained an understanding of the timing of the potential marketing approval for Surfaxin, we will revise our plans and develop a new timeline for this development program.

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

We plan to invest in and support our manufacturing capabilities to produce sufficient quantities of our proprietary peptide-containing synthetic SRT to meet anticipated clinical needs and, if approved, commercial needs in the United States, Europe and other markets:

Current Manufacturing Capabilities

We have operated our own manufacturing operations at a leased facility in Totowa, New Jersey, since December 2005. We believe that this has provided us with improved control and economics for the production of clinical and commercial supply of our lead product, Surfaxin, if approved, and our SRT pipeline products.

In April 2006, to respond to Surfaxin process validation stability failures, we initiated a comprehensive investigation that focused on analysis of our manufacturing processes, analytical methods and method validation, and active pharmaceutical ingredient suppliers. We thereafter identified a most probable root cause and implemented a corrective action and preventative action (CAPA) plan. In February 2007, we completed manufacture of three new Surfaxin process validation batches and as of March 2008, we submitted to the FDA 12-month stability data on our Surfaxin process validation batches. In March 2008, the FDA completed an inspection of this facility as part of its review of our Surfaxin NDA and thereafter issued an Establishment Inspection Report (EIR) indicating an approval recommendation for our Surfaxin NDA. (See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Research and Development - SRT for Neonatal Intensive Care Unit - Surfaxin for the Prevention of RDS in Premature Infants.”)

Our manufacturing strategy includes investing in our analytical and quality systems. In October 2007, we completed construction of a new analytical and development laboratory in our headquarters in Warrington, Pennsylvania and have now consolidated at this location the analytical, quality and development activities previously located in Doylestown, Pennsylvania and Mountain View, California. The activities conducted in our new laboratory include release and stability testing of raw materials as well clinical and, if approved, commercial drug product supply. We also expect to perform development work with respect to our aerosolized SRT and novel formulations of our SRT technology. The laboratory has expanded our capabilities by providing additional capacity to conduct analytical testing as well as opportunities to leverage our newly-consolidated professional expertise across a broad range of projects, improving both operational efficiency and financial economics.

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

Aerosol Devices and Related Componentry

To manufacture capillary aerosolization devices and related components for our planned Phase 2 Aerosurf clinical trials, we expect to utilize third-party contract manufacturers, suppliers and integrators. The manufacturing process involves assembly of key device sub-components that comprise the aerosolization systems, including the aerosol-generating device, disposable dose delivery packets, which must be assembled in a clean room environment, and patient interface systems necessary to administer our aerosolized SRT. Under our manufacturing plan, third-party vendors will manufacture customized parts for us and assemble the key device sub-components and ship them to one central location for final assembly and integration into the aerosolization system. Once assembled, the critical drug product-contact components and patient interface systems will be packaged and sterilized. The assembled aerosolization systems will be quality-control tested prior to release for use in our clinical trials. We have entered into a Master Services Agreement with Kloehn, Inc. to act as integrator of the prototype aerosol generating device sub-components and disposable dose delivery packets that we plan to use in our planned Phase 2 clinical trials.

See also, the applicable risks discussed herein and in the “Risk Factors” section contained in our most recent Annual Report on Form 10-K.

Sales and Marketing

To prepare for the potential U.S. launch of Surfaxin for the prevention of RDS in premature infants, we plan to establish our own specialty pulmonary commercial organization that will initially specialize in neonatal and pediatric indications and, as products are developed, may potentially expand to adult critical care and other hospital settings. This strategy is intended to allow us to manage our own sales and marketing activities, establish a strong presence in the NICU, and optimize the economics of our business.

We expect to incur significant expenses to develop a complete U.S. commercial capability. Our pre-approval preparations have included the hiring of experienced management personnel and investment in our medical affairs capabilities to provide for increased scientific and medical education activities. We plan to hire our sales representatives only after we have received approval to market Surfaxin. We also intend to pursue potential collaboration arrangements with international partners to co-develop and/or co-commercialize our neonatal and pediatric pipeline for Surfaxin and Aerosurf.

General and Administrative

We intend to continue investing in general and administrative resources primarily to support our legal requirements, intellectual property portfolios (including building and enforcing our patent and trademark positions), our business development initiatives, financial systems and controls, management information technologies, and general management capabilities.

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

RESULTS OF OPERATIONS

The net loss for the three and six months ended June 30, 2008 were $10.2 million (or $0.11 per share) and $19.9 million (or $0.21 per share), respectively. The net loss for the three and six months ended June 30, 2007 were $10.4 million (or $0.12 per share) and $18.7 million (or $0.24 per share), respectively

Revenue from Collaborative Arrangements and Grants

The revenue from collaborative arrangements is associated with the March 2008 restructuring of our strategic collaboration agreement with Chrysalis. Chrysalis agreed to pay us $4.5 million to support further development of our capillary aerosolization technology, of which $2.0 million became payable upon execution of the modified agreement and was received in April 2008 and $2.5 million became payable upon completion of a technology transfer to us in June 2008 of a technology transfer under the restructured agreement and is expected to be paid in August 2008. For further discussion, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Corporate Partnership Arrangements.”

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2008 were $7.4 million and $14.7 million, respectively. Research and development expenses for the three and six months ended June 30, 2007 were $6.8 million and $12.2 million, respectively. For a description of expenses and research and development activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Research and Development.” For a description of the clinical programs included in research and development, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

The increase in research and development expenses for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily reflects:

(i)
Manufacturing development activities (included in research and development expenses) to support the production of clinical and anticipated commercial drug supply for our SRT programs, including Surfaxin, in conformance with cGMP. Expenses associated with manufacturing development activities for the three and six months ended June 30, 2008 were $5.0 million and $9.4 million, respectively. Expenses associated with manufacturing development activities for the three and six months ended June 30, 2007 were $3.5 million and $6.4 million, respectively. Manufacturing development expenses primarily consist of costs to: (a) enhance and support our manufacturing operations and our quality assurance and analytical chemistry capabilities to assure adequate production of clinical and anticipated commercial drug supply for our SRT programs, in conformance with cGMP; (b) design, develop, manufacture and assemble aerosolization systems necessary to administer Aerosurf, including the initial prototype version and the next-generation version of our novel capillary aerosolization system, and (c) develop new formulations of our SRT. Included in the expenses for the three and six months ended June 30, 2007 were activities associated with obtaining data and other information included in our Complete Response to the April 2006 Approvable Letter. The increase in manufacturing development activities for the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily due to: (x) investments in our quality assurance and analytical chemistry capabilities to support the production of clinical and anticipated commercial drug supply for our SRT programs in accordance with cGMP; and (y) activities related to the development and optimization of the initial version of the capillary aerosolization technology system necessary to administer Aerosurf.

(ii)
Research and development operations to manage the development and advancement of our SRT pipeline. Expenses related to these activities for the three and six months ended June 30, 2008 were $1.9 million and $4.0 million, respectively. Expenses related to these activities for the three and six months ended June 30, 2007 were $1.9 and $3.5 million, respectively. These costs are primarily associated with: (a) scientific and clinical management; (b) clinical quality control and regulatory compliance activities, data management and biostatistics; (c) and medical affairs activities, including medical science liaisons, to provide scientific and medical education support to the neonatal medical community regarding Surfaxin and our SRT pipeline.

(iii)
Direct pre-clinical and clinical program activities related to the advancement of our SRT pipeline. Expenses related to these activities for the three and six months ended June 30, 2008 were $0.5 million and $1.3 million, respectively. Expenses related to these activities for the three and six months ended June 30, 2007 were $1.4 and $2.3 million, respectively. These expenses in 2008 and 2007 primarily include: (a) activities associated with the ongoing Phase 2 clinical trial evaluating the use of Surfaxin for ARF in children up to two years of age; (b) pre-clinical and preparatory activities for anticipated Phase 2 clinical trials for Aerosurf for the prevention and treatment of RDS in premature infants, and (c) pre-clinical activities associated with obtaining data and other information included in our Complete Response to the April 2006 Approvable Letter. The decrease in direct pre-clinical and clinical program activities for the three and six months ended June 30, 2008, as compared to the same period in 2007, is primarily due to activities in 2007 associated with obtaining data and other information included in our Complete Response to the April 2006 Approvable Letter.

Research and development expenses for the three and six months ended June 30, 2008, included charges of $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2007, included charges of $0.6 million and $0.8 million, respectively, associated with stock-based employee compensation in accordance with the provisions of Statement No. 123(R).

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2008 were $5.1 million and $9.6 million, respectively. General and administrative expenses for the three and six months ended June 30, 2007 were $3.5 million and $6.2 million, respectively. General and administrative costs primarily include costs associated with executive management, business development activities, financial and legal management, pre-launch commercialization activities and other administrative costs.

The increase in general and administrative expenses for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily reflects pre-launch commercialization activities in 2008 in anticipation of the potential approval of Surfaxin related to building a U. S. commercial organization. Expenditures for these activities for the three and six months ended June 30, 2008 were $1.8 million and $3.1 million, respectively. We did not incur any pre-launch commercialization expenses for the three and six months ended June 30, 2007.

General and administrative expenses for the three and six months ended June 30, 2008, included charges of $0.8 million and $1.5 million, respectively, and for the three and six months ended June 30, 2007, included charges of $1.2 million and $1.6 million, respectively, associated with stock-based employee compensation in accordance with the provisions of Statement No. 123(R).

Other Income and (Expense)

Other income and (expense) for the three and six months ended June 30, 2008 were $(0.2) million and $(0.2) million, respectively. Other income and (expense) for the three and six months ended June 30, 2007 were $(0.1) million and $(0.3) million, respectively.

Interest and other income for the three and six months ended June 30, 2008 were $0.2 million and $0.7 million, respectively. Interest and other income for the three and six months ended June 30, 2007were $0.6 million and $0.9 million, respectively. The decrease for the three and six months ended June 30, 2008 as compared to the same period last year is primarily due to a decrease in our average cash and marketable securities.

Interest, amortization and other expenses for the three and six months ended June 30, 2008 were $0.4 million and $0.9 million, respectively. Interest, amortization and other expenses for the three and six months ended June 30, 2007 were $0.7 million and $1.1 million, respectively. These expenses consist of: (i) interest on the outstanding balance under the PharmaBio loan; (ii) interest expense related to the amortization of deferred financing costs associated with warrants issued to PharmaBio in October 2006 in consideration for renegotiating the terms of the existing $8.5 million loan; and (iii) interest associated with our equipment loan obligations with GE Business Financial Services Inc. See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We are subject to risks customarily associated with the biotechnology industry, which requires significant investment for research and development. There can be no assurance that our research and development projects will be successful, that our developed products, including Surfaxin for the prevention of RDS in premature infants, will obtain necessary regulatory approval, or that any approved product will be commercially viable.

We plan to fund our research, development, manufacturing and potential commercialization activities through:

•	the issuance of equity and debt financings;
•	payments from potential strategic collaborators, including license fees and sponsored research funding;
•	sales of Surfaxin and our other SRT, if approved;
•	equipment financings; and
•	interest earned on invested capital.

Our capital requirements will depend on many factors, including the success of the product development and, if approved, our commercialization plans. Even if we succeed in developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

We have Committed Equity Financing Facilities (CEFFs) that we entered effective May 27, 2008 (2008 CEFF) and in 2006 (2006 CEFF). Each of the 2008 CEFF and the 2006 CEFF allows us to raise capital for a period of three years ending June 19, 2011 and May 12, 2009, respectively, at the time and in amounts deemed suitable to us. Our shares of common stock are issued at a predefined discount based on the volume weighted average price of our common stock (VWAP) on each trading day. Use of each CEFF is subject to certain conditions, including share and dollar limitations. As of June 30, 2008, under the 2008 CEFF approximately 19.3million shares were potentially available for issuance, not to exceed an aggregate of $60.0 million and provided that the VWAP on each trading day must be at least equal to the greater of $1.15 or 90% of the closing price of our common stock on the trading day immediately preceding the draw down period. As of June 30, 2008, under the 2006 CEFF, approximately 5.2 million shares were potentially available for issuance, not to exceed $35.5 million and provided that the VWAP on each trading day must be at least equal to the greater of $2.00 or 85% of the closing price of our common stock on the trading day immediately preceding the draw down period. We anticipate using our CEFFs, when available, to support our working capital needs in 2008. (For a discussion of the 2008 CEFF, see“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Working Capital - Committed Equity Financing Facility”. For a discussion of the 2006 CEFF, see our most recent Annual Report on Form 10-K at “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Committed Equity Financing Facility”).

We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although there can be no assurance that we will be able to obtain additional capital when needed with acceptable terms, if at all.

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2008, we had cash, cash equivalents and marketable securities of $33.4 million, as compared to $53.0 million as of December 31, 2007. The decrease is primarily due to cash used in operating activities, purchases of capital expenditures and principal payments on outstanding debt.

Committed Equity Financing Facility (CEFF)

2008 CEFF

On May 22, 2008, we entered into a new Committed Equity Financing Facility (2008 CEFF) with Kingsbridge , in which Kingsbridge committed to purchase, subject to certain conditions, the lesser of up to $60 million or up to 19,328,000 newly-issued shares of our common stock. The 2008 CEFF, like the 2006 CEFF, allows us to raise capital, subject to certain conditions, at the time and in amounts deemed suitable to us, during a three-year period ending June 19, 2011. We are not obligated to utilize the entire $60 million available under this CEFF.

The purchase price of shares sold to Kingsbridge under the 2008 CEFF is at a discount ranging from 6 to 12 percent of the volume weighted average of the price of our common stock (VWAP) for each of the eight trading days following our initiation of a “draw down”. The discount on each of these eight trading days is determined as follows:

VWAP*	% of VWAP	(Applicable Discount)
Greater than $7.25 per share	94%	(6)%
Less than or equal to $7.25 but greater than $3.85 per share	92%	(8)%
Less than or equal to $3.85 but greater than $1.75 per share	90%	(10)%
Less than or equal to $1.75 but greater than or equal to $1.15 per share	88%	(12)%
_____
* As such term is set forth in the Common Stock Purchase Agreement dated May 22, 2008 (“2008 CEFF Agreement”).

If on any trading day during the eight trading day pricing period for a draw down, the VWAP is less than the greater of (i) $1.15 or (ii) 90 percent of the closing price of our common stock for the trading day immediately preceding the beginning of the draw down period, no shares will be issued with respect to that trading day and the total amount of the draw down for that pricing period will be reduced for each such trading day by one-eighth of the draw down amount that we had initially specified.

Our ability to require Kingsbridge to purchase our common stock is subject to various limitations. Each draw down is limited to the lesser of 3.0 percent of the closing price market value of the outstanding shares of our common stock at the time of the draw down or $10 million. Unless Kingsbridge agrees otherwise, a minimum of three trading days must elapse between the expiration of any draw down pricing period and the beginning of the next draw down pricing period. In addition, Kingsbridge may terminate the CEFF under certain circumstances, including if a material adverse effect (as defined in the 2008 CEFF Agreement) relating to our business continues for 10 trading days after Kingsbridge provides notice of such material adverse effect.

As of June 30, 2008, there were approximately 19.3 million shares available for issuance under the 2008 CEFF (up to a maximum of $60.0 million in gross proceeds) for future financings.

In early July 2008, we completed a financing pursuant to the 2008 CEFF resulting in gross proceeds of approximately $1.6 million from the issuance of 1,104,850 shares of our common stock at an average price per share, after the applicable discount, of $1.41.

In late July 2008, we completed a financing pursuant to the 2008 CEFF resulting in gross proceeds of $1.5 million from the issuance of 991,537 shares of our common stock at an average price per share, after the applicable discount, of $1.51.

On May 22, 2008, in connection with the 2008 CEFF, we issued a warrant to Kingsbridge to purchase up to 825,000 shares of our common stock at an exercise price of $2.506 per share, which is fully exercisable for a five year period beginning November 22, 2008. The warrant is exercisable in whole or in part for cash, except in limited circumstances, with expected total proceeds to us, if exercised, of approximately $2.1 million.

2006 CEFF

In April 2006, we entered into a Committed Equity Financing Facility (2006 CEFF) in which Kingsbridge committed to purchase the lesser of up to $50 million or up to 11,677,047 shares of our common stock. Use of the 2006 CEFF is subject to certain conditions, including that the VWAP on each trading day of the eight trading day pricing period must be at least equal to the greater of $2.00 or 85% of the closing price of our common stock for the trading day immediately preceding the beginning of the draw down period. (See our most recent Annual Report on Form 10-K at “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Committed Equity Financing Facility”.) As of June 30, 2008, there were approximately 5.2 million shares available for issuance under the 2006 CEFF (up to a maximum of $35.5 million in gross proceeds).

In 2006, in connection with the 2006 CEFF, we issued a Class C Investor Warrant to Kingsbridge to purchase up to 490,000 shares of our common stock at an exercise price of $5.6186 per share. The warrant, which expires in October 2011, is exercisable in whole or in part for cash, except in limited circumstances, with expected total proceeds, if exercised, of approximately $2.8 million. As of June 30, 2008, the Class C Investor Warrant had not been exercised.

In 2004, in connection with a previous Committed Equity Financing Facility that we entered with Kingsbridge in July 2004 (2004 CEFF), which has been terminated, we issued a Class B Investor Warrant to Kingsbridge to purchase up to 375,000 shares of our common stock at an exercise price equal to $12.0744 per share. The warrant, which expires in January 2010, is exercisable in whole or in part for cash, except in limited circumstances, with expected total proceeds, if exercised, of approximately $4.5 million. As of June 30, 2008, the Class B Investor Warrant had not been exercised.

Universal Shelf Registration Statement

On June 13, 2008, we filed a universal shelf registration statement on Form S-3 (2008 Shelf Registration Statement) with the SEC for the proposed offering from time to time of up to $150 million of our securities. Under the 2008 Shelf Registration Statement, we have the flexibility to react to market opportunities as they arise and will be able to issue and sell a variety of securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time. We currently have no immediate plans to sell securities under the 2008 Shelf Registration Statement.

In October 2005, we filed a universal shelf registration statement on Form S-3 (2005 Shelf Registration Statement) with the SEC for the proposed offering, from time to time, of up to $100 million of our debt or equity securities. In December 2005, we completed a registered direct offering of 3,030,304 shares of our common stock to select institutional investors resulting in gross proceeds to us of $20.0 million. In April 2007, we completed a registered direct offering of 14,050,000 shares of our common stock to select institutional investors resulting in gross proceeds of $30.2 million. In December 2007, we completed a registered direct offering of 10,000,000 shares of our common stock to select institutional investors resulting in gross proceeds of $25.0 million.

The 2005 Shelf Registration Statement may permit us, from time to time, to offer and sell up to an additional approximately $24.8 million of equity or debt securities. The 2008 Shelf Registration Statement may permit us, from time to time, to offer and sell up to $150.0 million of our securities. There can be no assurance, however, that we will be able to complete any such offerings. Factors influencing the availability of additional financing include the progress of our research and development activities, investor perception of our prospects and the general condition of the financial markets, among others.

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

In October 2006, in consideration of PharmaBio’s agreement to restructure the loan, we entered into a Warrant Agreement with PharmaBio, pursuant to which PharmaBio has the right to purchase 1.5 million shares of our common stock at an exercise price equal to $3.5813 per share. The warrants have a seven-year term and are exercisable, in whole or in part, for cash, cancellation of a portion of our indebtedness under the PharmaBio loan agreement, or a combination of the foregoing, in an amount equal to the aggregate purchase price for the shares being purchased upon any exercise. In connection with the Warrant Agreement, we filed a registration statement with the SEC with respect to the resale of the shares issuable upon exercise of the warrants. As of June 30, 2008, the warrants had not been exercised.

As of June 30, 2008, the outstanding balance under the loan was $9.9 million ($8.5 million of pre-restructured principal and $1.4 million of accrued interest) and was classified as a long-term loan payable on the Consolidated Balance Sheets.

Equipment Financing Facility with GE Business Financial Services Inc.

In May 2007, we entered into a Credit and Security Agreement (Credit Agreement) with GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.) (“GE”), as Lender, pursuant to which GE agreed to provide us a $12.5 million facility (Facility) to fund our capital programs. Prior to May 2007, our capital financing arrangements had been primarily with the Life Science and Technology Finance Division of General Electric Capital Corporation under a Master Security Agreement dated December 20, 2002, as amended (Previous Facility). Upon execution of the Credit Agreement, we simultaneously drew down approximately $4.0 million of the Facility to prepay all of our then-outstanding indebtedness under the Previous Facility.

The right to draw funds under the Facility was due to expire on May 30, 2008. On May 30, 2008, we and GE amended the Credit Agreement to extend the term of the Facility for an additional period of six months for the purpose of funding our anticipated capital investments for that period, up to $300,000. In consideration of the extension, we agreed to pay GE’s legal fees and expenses of up to $2,000 and a non-refundable consent fee of $1,500. All other terms and conditions under the Credit Agreement remain unchanged. (See our most recent Annual Report on Form 10-K at “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt - Equipment Financing Facility”.)

As of June 30, 2008, approximately $4.4 million was outstanding under the Facility ($2.9 million classified as current liabilities and $1.5 million as long-term liabilities) and $0.3 million remained available for use, subject to the conditions of the Facility.

Pennsylvania Machinery and Equipment Loan Fund

In October 2007, the Commonwealth of Pennsylvania, Department of Community and Economic Development (Department), under a jobs creation program, accepted our application for a loan from the Machinery and Equipment Loan Fund (MELF Loan) in the maximum amount of up to $500,000. In connection with this approval, we paid a commitment fee of $5,000. The MELF Loan is to be used to defray part of the cost of the purchase and installation of new machinery and equipment or the upgrade of existing machinery and equipment at our new analytical and development laboratory located at our headquarters location in Warrington, Pennsylvania. If the MELF Loan is not closed on or before October 31, 2008, our application will be void. The MELF Loan is expected to close in the third quarter 2008.

Under the MELF Loan Agreement (MELF Agreement), the right to draw funds will expire two years after the effective date of the MELF Agreement. Principal and interest on each advance will be payable in equal monthly installments over a period of seven years. Interest will accrue at a fixed rate per annum equal to 5.0%. We may prepay the MELF Loan at any time without penalty.

In addition to customary terms and conditions, the form MELF Agreement provides that we must (i) retain seven employees currently employed at our laboratory and create 25 new positions at our Warrington, PA laboratory within three years after the date of disbursement of the MELF Loan (Job Requirement), (ii) execute a Promissory Note and Security Agreement, and (iii) comply with certain state-contracting requirements in completing the laboratory project. In the event that we fail to comply with the Job Requirement within the three-year period, the interest rate on the Promissory Note, except in limited circumstances, shall be increased to a fixed rate equal to two percentage points above the current prime rate for the remainder of the term.

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

We lease 21,000 square feet of space for our manufacturing facility in Totowa, New Jersey, at an annual rent of $150,000. This space is specifically designed for the production of sterile pharmaceuticals in compliance with cGMP requirements and is our only manufacturing facility. The lease expires in December 2014, subject to a right of the landlord, first exercisable after December 2007 and upon two years’ prior notice, to terminate the lease early. This termination right is subject to certain conditions, including that the master tenant, a related party of the landlord, must have ceased all activities at the premises, and, in the earlier years, if we satisfy certain financial conditions, the landlord must make payments to us of significant early termination amounts. The total aggregate payments since inception of the lease are $1.4 million. For a discussion of our manufacturing strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Research and Development - Manufacturing.”

We leased approximately 5,600 square feet office and analytical laboratory space in Doylestown, Pennsylvania, with an annual rent of approximately $93,800. The lease was terminated effective July 31, 2008 and all activities at this location have been consolidated into our new laboratory space in Warrington, Pennsylvania.

We leased 16,800 square feet of office and laboratory space at our facility in Mountain View, California, at an annual rent of approximately $275,000. In December 2007, we consolidated these activities into our new laboratory space in Warrington, Pennsylvania. The term of this lease expired without renewal or extension on June 30, 2008.

Future Capital Requirements

Unless and until we can generate significant cash from our operations, we expect to continue to require substantial additional funding to conduct our business, including our manufacturing, research and product development activities and to repay our indebtedness. Our operations will not become profitable before we exhaust our current resources; therefore, we will need to raise substantial additional funds through additional debt or equity financings or through collaborative, joint development or commercialization arrangements with potential corporate partners. We may in some cases elect to develop products on our own instead of entering into collaboration arrangements and this would increase our cash requirements. Other than our CEFFs with Kingsbridge and our equipment financing facility with GE, the use of which are subject to certain conditions, we have no contractual arrangements under which we may obtain additional financing. We continue to evaluate a variety of strategic transactions, including, but not limited to, potential business alliances, commercial and development partnerships, financings and other similar opportunities, although there can be no assurance that we will enter into any specific actions or transactions.

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

On April 29, 2008, the Third Circuit Court of Appeals affirmed the dismissal by the United States District Court for the Eastern District of Pennsylvania of a securities class action brought against us and certain of our executive officers. On March 15, 2007, the District Court had granted defendants’ motion to dismiss the Second Consolidated Amended Complaint filed by the Mizla Group, individually and on behalf of a class of investors who purchased our publicly traded securities between March 15, 2004 and June 6, 2006, alleging securities laws-related violations in connection with various public statements made by our Company. The amended complaint had been filed on November 30, 2006 against us, our Chief Executive Officer, Robert J. Capetola, and our former Chief Operating Officer, Christopher J. Schaber, under the caption “In re: Discovery Laboratories Securities Litigation” and sought an order that the action proceed as a class action and an award of compensatory damages in favor of the plaintiffs and the other class members in an unspecified amount, together with interest and reimbursement of costs and expenses of the litigation and other equitable or injunctive relief.

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

In March 2008, we restructured our collaboration arrangement with Philip Morris USA Inc., d/b/a Chrysalis Technologies (Chrysalis). We now have responsibility for the development of the Chrysalis’ proprietary capillary aerosolization technology (Chrysalis Technology) and will not have development support from Chrysalis after June 30, 2008. Our future development of the Chrysalis Technology is subject to certain risks and uncertainties, including, without limitation:

•
We may not be able to complete the development of the initial prototype aerosolization device, if at all, on a timely basis and such inability may delay or prevent initiation of our planned Phase 2 clinical trials;

•
We will require sophisticated engineering expertise to continue the development of the Chrysalis Technology. Although we are building our own internal medical device engineering expertise and have recently begun working with a leading engineering and design firm that has a successful track record of developing innovative devices for major companies in the medical and pharmaceutical industries, there is no assurance that our efforts will be successful or that we will be able to identify other potential collaborators to complete the development of the next-generation aerosolization system and enter into agreements with such collaborators on terms and conditions that are favorable to us, and, if we are unable to identify or retain design engineers and medical device experts to support our development program, this could impair our ability to commercialize or develop our aerosolized SRT; and

•
We have additional rights under the U.S. License Agreement that are not provided under the International License Agreement. Although the International License Agreement provides for the potential expansion of rights with the consent of PMPSA, there can be no assurance that PMPSA would agree to any such expansion and, as a result, we may be unable to develop and commercialize Licensed Products under the expanded rights outside the United States markets.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Research and Development - Corporate Partnership Agreements.”

Receipt of the May 2008 Approvable Letter has caused us to refocus our efforts and conserve our financial resources, which may subject us to unanticipated risks and uncertainties.

As a result of the May 2008 Approvable Letter, and the delay with respect to the timing of potentially gaining approval for Surfaxin for the prevention of RDS in premature infants, we have adopted a strategy of focusing our efforts primarily on responding to the Approvable Letter to potentially gain approval for Surfaxin in 2008 while conserving our financial resources. This has caused us to reassess the level of investment and the pace of our research and development programs, including programs for Aerosurf, BPD, ARF and new formulations of our SRT.  We presently anticipate that we will experience some delays in the progress of these programs. While we remain reasonably confident that we can achieve our goals, we will continue to reassess the business environment, the competitive landscape, our position within the biotechnology industry and the adequacy of our financial resources. As a consequence of our reassessment, at any time we may implement additional and potentially significant changes to our development plans and our operations as we seek to strengthen our financial and operational position. Such changes, if adopted, could prove to be disruptive and detrimental to our development programs. Moreover, consideration and planning of such strategic changes diverts management’s attention and other resources from day to day operations, which subjects us to further risks and uncertainties.

If we are not successful in gaining approval for Surfaxin within our anticipated timeline, we will have to raise significant additional capital to continue our existing planned research and development activities.  Moreover, such additional financing could result in equity dilution.

As a result of the May 2008 Approvable Letter, we presently anticipate that we may potentially obtain approval for Surfaxin in the fourth quarter 2008.  If we are not successful in obtaining approval within our anticipated timeline, we may not have sufficient working capital to fund the activities necessary to gain approval for Surfaxin and continue our operations and will need substantial additional funding until such time, if ever, as we are able to commercialize our Surfaxin drug product, if approved, and generate revenues.  If we are unable to raise substantial additional funds through future debt and equity financings and /or collaborative ventures with potential corporate partners, we may be forced to limit many, if not all, of our research and development programs and related operations, curtail all other activities and, ultimately, potentially cease operations.

We presently do not have arrangements to obtain any additional financing, except for the CEFFs with Kingsbridge and our equipment financing facility with GE.  Any future financing could be on unattractive terms or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Furthermore, if the market price of our common stock were to decline, we could cease to meet the financial requirements to maintain the listing of our securities on The Nasdaq Global Market.

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

Receipt of the May 2008 Approvable Letter has delayed the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants. Based on our assessment of this Approvable Letter and the results of our June 2008 meeting with the FDA, we believe that, with the exception of two items, we can prepare our responses to this Approvable Letter using readily available data. With respect to the two remaining items, the FDA has requested that we augment previously provided data with additional preclinical data and related information. See“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Research and Development - SRT for Neonatal Intensive Care Unit - Surfaxin for the Prevention of RDS in Premature Infants.” There can be no assurance that the final results of our activities will comply with the FDA’s requirements or that the FDA will classify our Complete Response as a Class 1 resubmission. Ultimately, the FDA may not approve Surfaxin for the prevention of RDS in premature infants. Any failure to obtain FDA approval or further delay associated with the FDA’s review process would adversely impact our ability to commercialize our lead product and would have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and six months ended June 30, 2008, we did not issue any unregistered shares of common stock pursuant to the exercise of outstanding warrants and options. There were no stock repurchases during the three and six months ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of the stockholders held on June 11, 2008 the following matters were voted on by the stockholders: (i) the election of six directors, and (ii) the approval of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The results of the stockholder votes are as follows:

(i)	Election of Directors

	For	Withheld
W. Thomas Amick	60,902,736	20,097,652
Robert J. Capetola, Ph.D.	75,758,065	5,242,323
Antonio Esteve, Ph.D.	65,651,437	15,348,951
Max Link, Ph.D.	60,906,239	20,094,149
Herbert H. McDade, Jr.	76,225,400	4,774,988
Marvin E. Rosenthale, Ph.D.	60,952,421	20,047,967

(ii)	Approval of Ernst & Young LLP as our Independent Registered Public Accounting Firm

For	Against	Abstain
79,071,588	987,349	941,451

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Discovery Laboratories, Inc.
(Registrant)
Date: August 8, 2008	By:	/s/ Robert J. Capetola
Robert J. Capetola, Ph.D.
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ John G. Cooper
John G. Cooper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Discovery, dated September 18, 2002.	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

3.2	Amended and Restated By-Laws of Discovery.	Incorporated by reference to Exhibit 3.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 15, 2004.

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.4	Certificate of Amendment to the Certificate of Incorporation of Discovery, dated as of May 28, 2004.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Discovery, dated as of July 8, 2005.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 8, 2005.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.4	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2004.

4.5	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

Exhibit No.	Description	Method of Filing

4.6	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (PharmaBio)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.7	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.8	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.9	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

10.1	Common Stock Purchase Agreement, dated as of May 22, 2008, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008.

10.2	Registration Rights Agreement, dated as of May 22, 2008, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008.

10.3	First Amendment to Credit and Security Agreement, dated May 30, 2008 between GE Business Financial Services Inc. and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 30, 2008.

10.4	Amendment dated July 15, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert Segal and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 18, 2008

10.5	Amendment dated July 15, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Chuck Katzer and Discovery.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 18, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.