Form 10-K/A
period 2008-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2009-04-30
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐   NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐     NO ☒

i

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

As of April 28, 2009, 104,453,750 shares of the registrant’s common stock were outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Explanatory Note to Amendment No. 1

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009 (“Form 10-K”), solely (i) to include Items 10 through 14 of Part III of the Form 10-K as contemplated by instruction G(3) to the Form 10-K, and (ii) to include as exhibits in Part IV, Item 15 of the Form 10-K the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”).  Other than the addition of Items 10-14 and the new certifications, the Form 10-K is not being amended or updated in any respect.  This Amendment No. 1 continues to describe the conditions as of the date of the Form 10-K, and except as contained herein, we have not modified or updated the disclosures contained in the Form 10-K.  This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendment to those filings.

Forward-Looking Statements

This Amendment No. 1 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act.  The forward-looking statements include all matters that are not historical facts.  Forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Risk Factors” and “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-K and elsewhere in, or incorporated by reference into, the Form 10-K and this Amendment No. 1.

ii

Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

iii

DISCOVERY LABORATORIES, INC.
Table of Contents to Annual Report on Form 10-K/A
For the Fiscal Year Ended December 31, 2008

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The following table sets forth the names of the persons serving on our Board of Directors.   Our stockholders elect the directors to serve until the next annual meeting of stockholders and, if applicable, until their successors are duly elected and qualified.

Name	Age	Position with the Company
W. Thomas Amick	66	Director, Chairman of the Board of Directors
Robert J. Capetola, Ph.D.	59	Director, Chief Executive Officer
Antonio Esteve, Ph.D.	51	Director
Max E. Link, Ph.D.	68	Director
Herbert H. McDade, Jr.	82	Director
Marvin E. Rosenthale, Ph.D.	75	Director

W. Thomas Amick has served as a member of our Board of Directors since September 2004 and as its Chairman since March 2007.  Mr. Amick currently serves as Chairman of the Board for Argolyn Bioscience and Chairman and CEO of Aldagen, Inc.  In 2004, Mr. Amick retired from a distinguished 30-year career with Johnson & Johnson, having most recently served as Vice President, Business Development at Johnson & Johnson Development Corporation from 2003 to 2004, and President of Ortho Biotech Europe from 2001 to 2003.  He also served as President of Janssen-Ortho, Inc., managing the entire Johnson & Johnson pharmaceutical and biotechnology portfolio for Canada, as Vice President of the Oncology Franchise of Ortho Biotech, and has held various other sales and executive positions throughout his career.  Mr. Amick is a member of the Advisory Boards for Quaker BioVentures and Intersouth Partners and a member of the boards of directors of several private biotechnology companies.  He holds a B.A. degree in business administration from Elon College and has attended executive courses at the Kellogg School of Management, Harvard Business School and Darden School of Business.

Robert J. Capetola, Ph.D. has served as President, Chief Executive Officer and a member of our Board of Directors and an affiliated entity, Acute Therapeutics, Inc., since 1996.  Prior to joining the Company,  Dr. Capetola served as President and a member of the board of directors of Delta Biotechnology, a subsidiary of Ohmeda Pharmaceutical Products Division, a division of The BOC Group (“Ohmeda”), from 1994 to 1996, and as Vice President of Research and Development at Ohmeda, from 1992 to 1996.  He served on Ohmeda’s operating board and was responsible for all aspects of Ohmeda’s research and development, including preclinical research and development, clinical development, biometrics and regulatory affairs.  From 1977 to 1992, Dr. Capetola held a variety of positions at Johnson & Johnson Pharmaceutical Research Institute, including Senior Worldwide Director of Experimental Therapeutics.  Dr. Capetola received his B.S. from the Philadelphia College of Pharmacy & Science and his Ph.D. in pharmacology from Hahnemann Medical College.

Antonio Esteve, Ph.D. has served as a member of our Board of Directors since May 2002.  Dr. Esteve has chaired the company that bears his surname, Laboratorios del Dr. Esteve, S.A., since 2005, having previously held various posts within.  Since 2003, he has also chaired the Regional Government of Catalonia Department of Health Blood and Tissue Bank (BST).  Dr. Esteve was recently appointed Chair of the Catalan Foundation for Research and Innovation Advisory Board.  From October 2006 until October 21, 2008, Dr. Esteve served as President of Farmaindustria (National Association of the Pharmaceutical Industry in Spain).  He is a member of the IFPMA Council (International Federation of Pharmaceutical Manufacturers & Associations) and various advisory boards in both Spain and the United States.  He specialized in pharmaceutical marketing at McNeil Pharmaceutical (Pennsylvania, USA).  Antonio Esteve is the founder of the Pharmaceutical Marketing course and the Masters in Business Management for the Pharmaceutical Industry at Barcelona University (Faculty of Pharmacy). Dr. Esteve holds a Doctorate in Pharmacy and PDD (Executive Development Program) from IESE.

Max E. Link, Ph.D. has served as a member of our Board of Directors since October 1996.  Dr. Link has held a number of executive positions with pharmaceutical and health care companies.  He currently serves on the board of directors of three other publicly-traded life science companies: Alexion Pharmaceuticals, Inc., Celsion Corporation and CytRx Corporation.  Until May 2008 he served as a director of Human Genome Sciences, Inc. From March 2001 until October 2003, Dr. Link was Chairman and Chief Executive Officer of Centerpulse, Ltd.  From May 1993 until June 1994, Dr. Link was Chief Executive Officer of Corange Limited, the parent company of Boehringer Mannheim, now F. Hoffmann La Roche & CIE AG, and DePuy, Inc.  Prior to that time, he served in a number of positions within Sandoz Pharma, Ltd., now Novartis Pharma, Ltd., including Chief Executive Officer from 1987 until April 1992, and Chairman from April 1992 until May 1993.

Herbert H. McDade, Jr. has served as a member of our Board of Directors since June 1996 and as its Chairman from June 2000 until March 2007.  Mr. McDade was employed by the Upjohn Company for 20 years and served for 14 years as President of Revlon Health Care Pharmaceuticals and Revlon Health Care International, and, from 1986 to 1989, as Chairman, Chief Executive Officer and President of Armour Pharmaceutical Company.  Until May 2007, Mr. McDade was a member of the board of directors of Access Pharmaceuticals, Inc., and until January 2003, he was a member of the board of directors of CytRx Corporation.

Marvin E. Rosenthale, Ph.D. has served as a member of our Board of Directors since 1998.  Prior to his retirement in 1999, Dr. Rosenthale served as President and Chief Executive Officer of Allergan Ligand Retinoid Therapeutics, Inc., having joined as Vice President in 1993.  Previously, over a period of 16 years, Dr. Rosenthale served in a variety of executive positions at Johnson & Johnson, including Vice President, Drug Discovery Worldwide, at R.W. Johnson Pharmaceutical Research Institute, and director of the divisions of pharmacology and biological research and executive director of drug discovery research at Ortho Pharmaceutical.  From 1960 to 1977, Dr. Rosenthale served in various positions with Wyeth Laboratories.  Dr. Rosenthale currently serves on the boards of directors of several privately-held companies.  Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College, an M.Sc. in pharmacology from Philadelphia College of Pharmacy & Science and a B.Sc. in pharmacy from the Philadelphia College of Pharmacy & Science.

Executive Officers

The following table sets forth the names and positions of our executive officers.   The Board of Directors approves the election of officers annually and such officers serve until the meeting of the Board of Directors following the next annual meeting of the stockholders and, if applicable, until their successors are duly elected and qualified:

Name	Age	Position with the Company

Robert J. Capetola, Ph.D.	59	President, Chief Executive Officer and Director
Kathryn A. Cole	43	Senior Vice President, Human Resources
John G. Cooper	50	Executive Vice President, Chief Financial Officer and Treasurer
Charles F. Katzer	59	Senior Vice President, Manufacturing Operations
David L. Lopez, Esq., CPA	51	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Thomas F. Miller, Ph.D., MBA	38	Senior Vice President, Commercialization and Corporate Development
Gerald J. Orehostky	42	Senior Vice President, Quality Operations
Robert Segal, M.D., F.A.C.P.	52	Senior Vice President, Medical/Scientific Affairs & Chief Medical Officer
Mary B. Templeton, Esq.	62	Senior Vice President, Deputy General Counsel

Robert J. Capetola, Ph.D.  Please refer to the Directors section of Proposal I for a biographical discussion of Dr. Capetola.

Kathryn A. Cole has been with the Company since January 2006 and since then has served as Senior Vice President, Human Resources.  From 2002 through 2006, Ms. Cole served as Vice President, Human Resources for Savient Pharmaceuticals Inc., a publicly-traded specialty pharmaceutical company, where she was responsible for creating and implementing the human resources strategy for the corporate office, commercial operations, and its former subsidiary, Rosemont Pharmaceuticals, LTD. of Leeds, United Kingdom.  Ms. Cole has also held various human resource management positions with companies, including Cytogen Corporation, EpiGenesis Pharmaceuticals, and the Prudential Insurance Company of America.  Ms. Cole received her undergraduate degree in Communication from Douglass College and her Master of Science degree in Industrial Relations and Human Resources from the Rutgers University School of Management and Labor Relations.

John G. Cooper has been with the Company since December 2001 and since December 2002, has served as Executive Vice President, Chief Financial Officer and Treasurer.  Mr. Cooper has over 25 years of experience as a senior financial executive with emerging growth companies and extensive experience in public and private equity financings, investor relations, strategic alliances, mergers and acquisitions, strategic and financial planning, and development of financial management and accounting operations.  Mr. Cooper’s previous experience has been  predominantly in the Life Sciences industry, including as Senior Vice President and Chief Financial Officer of Chrysalis International Corporation (a public contract drug development organization where Mr. Cooper managed the acquisition and integration of  several private international businesses.  The company was ultimately acquired by MDS Pharmaceuticals, Inc.), Senior Vice President and Chief Financial Officer of DNX Corporation (a public company specializing in transgenic biotechnology, where Mr. Cooper managed its initial public offering and downstream joint venture into a subsidiary of Baxter Healthcare), Chief Financial Officer of Taratec Development Corporation (a venture capital backed provider of information technology to biotechnology, medical device and pharmaceutical companies) and Director, Finance and Controller of ENI Diagnostics (a public medical device and diagnostics company where Mr. Cooper was responsible for worldwide financial operations and assisted in its acquisition by Pharmacia).  Mr. Cooper is a Certified Public Accountant and received his B.S. in Commerce from Rider University.

Charles F. Katzer has been with the Company since January 2006 and since then has served as Senior Vice President, Manufacturing Operations.  From 2000 through 2005, Mr. Katzer served as Vice President, Vaccine Manufacturing at MedImmune Vaccines, Inc.  Previously, and during his over-30 years experience in the pharmaceutical industry, he has held positions of increasing responsibility in Manufacturing, Quality Assurance, Supply Chain, Engineering and Research with MedImmune, U.S. Bioscience, Rhone Poulenc Rorer, Baxter Travenol, McGaw Laboratories and Biological Specialties.  Mr. Katzer holds a B.S. degree in Zoology from the University of Wisconsin.

David L. Lopez, Esq., CPA has been with the Company since April 2000 and since June 2006 has served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary.  Previously, Mr. Lopez served as Senior Corporate Attorney at the Manhattan law firm of Roberts, Sheridan & Kotel, P.C. and, in 1996, as a Legal Research Specialist with the Securities and Exchange Commission.  Prior to that time, he held increasingly senior corporate finance, tax and accounting related positions with Drexel Burnham Lambert, Price Waterhouse and Deloitte, Haskins & Sells.  Mr. Lopez holds a B.S. in Economics and Accounting from Fairleigh Dickinson University and a J.D. from St. John’s University School of Law.

Thomas F. Miller, Ph.D., MBA initially joined the Company in August 2004 as Vice President, Worldwide Marketing.  He left the Company for a brief period as part of the 2006 corporate restructuring.  Dr. Miller rejoined the Company in June 2006, and since then has served as Senior Vice President, Commercialization and Corporate Development.  Prior to joining the Company, from 2003 to 2004, Dr. Miller served as the Director of Global Biologics Strategic Marketing at Centocor, a Johnson & Johnson biotechnology company, where he was responsible for the development of global business strategy for emerging, niche-market products.  Previously, Dr. Miller held commercial and scientifically-related positions of increasing responsibility at Pharmacia, BASF Pharma, and Pfizer.  Dr. Miller holds a B.S. Degree in Biology from Fairfield University, an MBA degree from Fairleigh Dickinson University and a Ph.D. in cardio-respiratory physiology from Temple University School of Medicine.

Gerald J. Orehostky has been with the Company since May 2005 and since August 2007 has served as Senior Vice President, Quality Operations, having previously served as Vice President, Quality Operations.  Mr. Orehostky has over 20 years of diverse technical and regulatory compliance experience with global pharmaceutical, biopharmaceutical and medical device companies. Prior to joining the Company, Mr. Orehostky served as Executive Director, Quality Assurance and Regulatory Affairs at Palatin Technologies, Inc. and, prior to that, served as Director, Worldwide Quality Services at Schering Plough, Inc.  Mr. Orehostky holds a B.A. degree in Natural Science and Mathematics from Thomas Edison State College and has obtained his Quality Engineer Certification.

Robert Segal, M.D., F.A.C.P. has been with the Company since July 2000 and since December 2002 has served as Senior Vice President, Medical and Scientific Affairs and Chief Medical Officer, having previously served as Vice President, Clinical Research.  Dr. Segal has over 25 years of medical and pharmaceutical experience.  Prior to joining the Company, from 1992, Dr. Segal held the positions of Associate Director and Director, Cardiovascular Clinical Research at Merck Research Laboratories at Merck & Co, Inc.  Dr. Segal received his medical degree from the University of Pretoria Medical School, South Africa. Dr. Segal is a diplomat of the American Board of Internal Medicine with sub-specialty certification in nephrology and is a Fellow of the American College of Physicians.  He completed his internship and residency in medicine at Sinai Hospital, Baltimore, and clinical postdoctoral fellowships in general medicine at The Johns Hopkins Hospital and nephrology at UCLA, as well as a research fellowship in molecular biology at UCLA.  Prior to joining Merck, he was an Assistant Professor of Medicine in the Division of Nephrology at UCLA School of Medicine and served as an intern advisor to the Biotechnology Program at Northwestern University.

Mary B. Templeton, Esq. has been with the Company since March 2006 and since then has served as Senior Vice President and Deputy General Counsel.  Prior to joining the Company, Ms. Templeton spent eight years in private practice in New York City, including, from 2001, as a partner of Taylor, Colicchio & Silverman, LLP.  Previously, Ms. Templeton held senior legal positions in the financial services industry, serving as Senior Vice President and General Counsel to both The Charles Schwab Corporation, from 1992 to 1998 and The Sequor Group Inc., from 1984 to 1992.  Prior to that time, she served as Director of Investment Company Products at Charles Schwab & Co., Inc., and Trust Officer of Bradford Trust Company.  Ms. Templeton holds a B.A. from Chatham College, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers University School of Law - Camden.  She is a member of the Bar Associations of Pennsylvania and New York.

Family Relationships

There are no family relationships among directors or executive officers of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers (including a person performing a principal policy-making function) and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company.  Reporting Persons are required by SEC regulations to furnish us with copies of all of filings they file make under Section 16(a) and we are required to identify those Reporting Persons who failed to make such filings timely.  Based solely on a review of the copies of any such filings made available to us and written representations from our officers and directors, we believe that all Reporting Persons complied with the filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2008, except for the following: Marvin E. Rosenthale, Ph.D., a director of the Company, inadvertently failed to file a timely Form 4 for an acquisition of 51,289 shares that was completed on October 3, 2008 but not filed until October 8, 2008, and an acquisition of 10,000 shares that was completed on October 8, 2008 but not filed until October 14, 2008.

 Audit Committee

The Audit Committee of the Board of Directors is a standing committee of the Board (“Standing Committee”) and currently consists of Max E. Link, Ph.D., Herbert H. McDade, Jr., and Marvin E. Rosenthale, Ph.D.  The primary functions of the Audit Committee include:

•	overseeing our financial statements, system of internal controls, auditing, accounting and financial reporting processes;
•	providing an independent, direct communication between the Board of Directors and internal auditors;
•	appointing, compensating, evaluating and, when appropriate, replacing independent auditors;
•	overseeing our tax compliance;
•	reviewing with management and our independent auditors the annual audit plan;
•	reviewing the Audit Committee Charter;
•	reviewing and pre-approving audit and permissible non-audit services; and
•	reviewing and approving all related-party transactions.

The Audit Committee is also responsible for addressing matters of accounting policy with our independent accountants.  In discharging its role, the Audit Committee is empowered to investigate any matter brought to its attention and has full access to all books, records, facilities and personnel of the Company.  The Audit Committee also has the power to retain such legal, accounting and other advisors as it deems necessary to carry out its duties.  The Audit Committee met five times during the fiscal year ended December 31, 2008.

The Board of Directors has adopted a written Audit Committee Charter.  The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in its Charter, are intended to be in accordance with applicable qualitative listing requirements of The Nasdaq Global Market and the rules of the SEC for corporate audit committees.  All members of our Audit Committee are “independent” as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and the financial sophistication requirements of Nasdaq Marketplace Rule 4350.  The Board of Directors has determined that Max E. Link, Ph.D. is an “audit committee financial expert” as defined under SEC rules.

Code of Ethics

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

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors is a standing committee of the Board and currently consists of W. Thomas Amick, Max E. Link, Ph.D. and Marvin E. Rosenthale, Ph.D.  The primary functions of the Compensation Committee include:

•	reviewing and approving corporate goals and objectives related to compensation of executive officers;
•	reviewing and making recommendations to the Board of Directors concerning executive and general compensation matters;
•	determining the compensation of the Chief Executive Officer;
•	reviewing and approving compensation arrangements for executive officers, including employment and severance agreements;
•	overseeing significant employee benefits programs, policies and equity plans for the Company’s executives, and, where appropriate, other employees;
•	reviewing and establishing guidelines for the compensation of members of the Company’s Board of Directors; and
•	reviewing and discussing with management disclosures in the Company's annual report and proxy statement related to executive compensation matters.

The Compensation Committee may, in its discretion, confer with, and consider the recommendations of, management in establishing compensation policies and in determining compensation (and the form of compensation) to be paid to executives of the Company.  The Compensation Committee generally approves aggregate amounts to be paid to non-officer employees and management assumes responsibility for individual non-officer employee compensation packages.  The Compensation Committee may also form, and delegate its authority to, subcommittees or other committees of the Board when deemed appropriate by the Compensation Committee and, at its discretion, retain special legal, compensation or other consultants to advise the Compensation Committee on compensation matters or as it deems necessary to carry out its duties.  The Compensation Committee met two times during the fiscal year ended December 31, 2008.

Compensation Committee Interlocks

The Compensation Committee is composed entirely of independent directors.  There are no “interlocks” as defined by the SEC with respect to any member of the Compensation Committee.

Compensation Committee Report

In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed the Compensation Discussion and Analysis section of this Amendment with management.  Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors, and the Board approved, that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Form 10-K and filed with the SEC.

Submitted by the Compensation Committee

Marvin E. Rosenthale, Ph.D., Chairman, Compensation Committee
W. Thomas Amick
Max E. Link, Ph.D.

Compensation Discussion and Analysis

Compensation Philosophy

We are committed to providing our employees with meaningful work and advancement opportunities, and our stockholders with a superior rate of return.  Under the oversight of the Compensation Committee of the Board of Directors, we have developed and implemented compensation policies, plans and programs for all officers, including its Named Executive Officers (identified in the Summary Compensation Table below).  We provide a total compensation package that is intended to be competitive within our industry to enable us to attract and retain high-caliber, qualified executives.  Our compensation practices are designed to motivate executives over the long term, to align the interests of management and stockholders, and to ensure that executives are appropriately rewarded for their accomplishments and the benefits achieved for our stockholders during the relevant fiscal year.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the following objectives and intended rewards:

•	attract, engage and retain the workforce to ensure our long-term success;
•	align our employees’ interests with our short- and long-term strategic goals and objectives;
•	promote the interests of our stockholders with a goal of increasing stockholder value;

•	acknowledge and respond to changes in compensation for similar executive positions at comparable companies in our highly competitive marketplace; and
•	link compensation to our performance and also acknowledge the performance of individuals who contribute to the advancement of our corporate objectives.

Executive Compensation Structure

The primary components of executive compensation are (i) competitive base salary, (ii) annual incentive bonus, and (iii) awards under our 2007 Long-Term Incentive Plan (“2007 Plan”), each of which is reviewed annually.    In deciding on total compensation packages for executives, the Compensation Committee considers such factors as: (i) market-based data, which is gathered annually through participation in salary surveys such as the Radford Life Sciences Survey (the “Radford Survey”); (ii) compensation practices of biotech and pharmaceutical companies that are similarly situated, taking into account such factors as (x) financial condition, (y) geographic region, and (z) size or management structure; (iii) the extent to which our corporate goals for the calendar year have been advanced and the degree to which an executive is positioned to influence the outcomes; and (iv) management performance reviews and recommendations prepared by management.  The Radford Survey is a compilation of compensation information for over 200 biotech and pharmaceutical companies, and is reported based upon such criteria as company size, geographic location, title and job responsibilities.  The Compensation Committee does not have a policy of adhering to a strict formulaic process to determine the weighting of components of compensation.  Rather, the Compensation Committee will assess the totality of the circumstances, and may, in its discretion, consider and give weight to such additional factors as an individual’s overall contribution, teamwork skills and leadership qualities.  In addition, the Compensation Committee may weight more heavily non-cash components of compensation during periods in which we are conserving our cash resources.

Executive Employment Agreements

We have employment agreements with our executive officers, the terms of which for each level (vice president, senior vice president, etc.) are generally similar.  These agreements provide for, among other things, employment for a stated term, subject to automatic renewal, severance payments in the event of termination of employment, whether for termination or by reason of resignation for good reason, enhanced severance benefits in the event of a change of control, and equity incentives in the form of stock and option grants.  These agreements also include non-competition covenants and provide for severance payments that are contingent upon the executive’s refraining from competition with us.  We believe that these agreements are necessary and appropriate to remain competitive in the marketplace, to attract executive talent, to retain key executives during periods of uncertainty and to assure that executives will act in the best interest of the stockholders.

Management Compensation Committee

The President and Chief Executive Officer heads an internal management compensation committee (“Management Compensation Committee”) consisting of himself, the Executive Vice President and Chief Financial Officer, the Executive Vice President and General Counsel, and the Senior Vice President, Human Resources.  The Management Compensation Committee reviews each executive’s total compensation and performance annually, including against achievement of corporate goals and personal objectives and against available market data, and presents its recommendations to the Compensation Committee of the Board of Directors.  The Compensation Committee considers the Management Compensation Committee recommendations and separately evaluates and determines the total compensation of all executives annually.

The Compensation Committee generally holds meetings in conjunction with the regular meetings of the Board of Directors, though it may meet more or less frequently.  Executive compensation packages, including annual incentive bonuses for the then-current calendar year, base salary adjustments for the following calendar year and the grants of equity incentives, are typically discussed during the last meeting of a calendar year.

Corporate Goals

Corporate goals are typically defined and approved by the Board of Directors following internal discussions and planning exercises by our senior management.  Corporate goals are focused generally to timely advancing the development of our novel proprietary technology KL4 Surfactant Technology pipeline and managing our financial and fiscal health within our financial plan and in accordance with any guidance that we may give the financial markets.  Corporate goals include those identified from time to time in our public filings and also include goals concerning unannounced activities associated with proof of concept studies and other efforts to potentially advance our pipeline.  The Board of Directors expects that our corporate goals will be very challenging but realistically achievable with a sustained effort.  In assessing the progress towards achieving our goals, the Board of Directors will typically take into account the total circumstances, including events and circumstances that may be outside of our control and that may adversely affect our ability to fully achieve our goals, and the degree to which our goals are advanced notwithstanding such circumstances.

Our corporate goals in 2008 included (i) taking actions intended to gain regulatory approval to market and sell Surfaxin® for the prevention of RDS in premature infants in the United States, (ii) preparing for the potential approval and launch of Surfaxin for RDS in the United States, including preparing to build our own commercial sales and marketing organization to execute the launch of Surfaxin in the United States, if approved, (iii) research and development activities, including new formulation development, a Phase 2 clinical trial for children up to two years of age suffering with Acute Respiratory Failure and the ongoing program for Aerosurf®, (iv) seeking collaboration agreements and strategic partnerships in the international and domestic markets for the development and potential commercialization of our SRT product candidates, including Surfaxin and Aerosurf, (v) continued investment in our quality systems and manufacturing capabilities, including our recently-completed analytical laboratories in Warrington, Pennsylvania and our manufacturing operations in Totowa, New Jersey, and (vi) securing additional capital to support our activities, including potentially from business alliances, commercial and development partnerships, equity financings and other similar opportunities.  In addition, certain confidential corporate goals related to advancing our research and development programs were not publicly announced but considered by the Compensation Committee in its deliberations.  See “Business – Business Strategy,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A discussion of the key individual components of our compensation packages are set forth below.

Base Salary

Base salary and base salary adjustments are determined for each executive based on a review of such factors as (i) the executive’s (A) title and position, (B) contribution to achieving our corporate goals, (C) individual performance and achievements, and (D) level of experience; (ii) comparative compensation information for the position; and (iii) internal equity with respect to other members of the executive team.  In reviewing comparative compensation information such as in the Radford Survey, the Management Compensation Committee considers compensation ranges for equivalent positions in the marketplace, salary trends in our industry and cost of living indexes.  For this purpose, the Management Compensation Committee may refer to national, industry and local salary survey information.  Following its deliberations, the Management Compensation Committee recommends base salary adjustments for executives for approval by the Compensation Committee.  At the request of the Compensation Committee, the Management Compensation Committee may also provide additional information prepared by an independent compensation consultant.  The Compensation Committee typically will separately review, deliberate and approve annually base salary adjustments for each executive.  Base salary adjustments are prorated for all executive new hires, based upon the executive’s start date in the position, and for those executives who may not have been an active employee for the full year.  Executives hired in the fourth quarter are generally not eligible for salary increases during the next calendar year, as it is too early in their tenure to determine the executive’s performance and contribution to achieving our goals.  All compensation matters, once approved by the Compensation Committee, are typically ratified by the Board of Directors and become effective the first day of the following calendar year.

Annual Incentive Bonus

Incentive compensation in each year may consist of cash incentive bonuses, equity awards, or a combination of cash bonus and equity awards, in each case based upon the achievement of corporate goals and the individual’s contribution to meeting those goals as well as achieving individual performance objectives.  The primary purpose of the annual incentive bonus is to reward executives for  achieving corporate goals and personal objectives in the relevant fiscal year.  Each executive is eligible for an annual incentive bonus, which, before adjustment, is expressed as a percent of annual base salary, varying dependent upon title.  The annual incentive bonus target range for the President and Chief Executive Officer is 0-100% of the annual base salary; for Executive Vice Presidents, 0-70% of the annual base salary; for Senior Vice Presidents, 0-30% of the annual base salary; and, for Vice Presidents, 0-25% of the annual base salary.  These percentages were selected because the Compensation Committee believes that they reflect the custom and practice in the industry and are sufficient to attract and retain executive talent.  The Compensation Committee may, in its discretion, approve a deviation from these percentages when it deems appropriate.

The Management Compensation Committee recommends individual annual incentive bonus awards to the Compensation Committee of the Board, which typically conducts its own deliberations as to each executive’s contributions, overall level of compensation relative to market, and title and position within the organization.  Prior to considering individual awards, the Compensation Committee may adjust the aggregate amount available for payment of annual incentive bonus awards to reflect its assessment of  management’s success in achieving corporate goals.  For example, the Compensation Committee may determine, based on an evaluation of corporate goals, that only 50% of the potential bonus dollars should be awarded and reduce the dollars available for distribution by 50%. The Compensation Committee weighs the achievement of corporate goals more heavily for executives in senior executive positions.  As a result, the achievement of corporate goals are primary factors in determining annual incentive bonuses for the Chief Executive Officer and Executive Vice Presidents, who are largely responsible for determining strategy initiatives and leadership initiatives.  The annual incentive bonuses of Senior Vice Presidents and Vice Presidents are based on a subjective balancing of such factors as the achievement of corporate goals, the executive’s personal contribution to the achievement of corporate goals, the executive’s success in meeting individual performance objectives and the executive’s total compensation in relation to other executives and the marketplace.

In addition to providing recommendations for our executives, the Management Compensation Committee recommends to the Compensation Committee the funding of an annual incentive bonus pool for all other employees based upon a maximum annual incentive bonus payout ranging from zero (0%) to twenty (20%) percent of the covered employees’ aggregate annual base salary.  Again, the total amount allocated to this pool may be adjusted to reflect the Compensation Committee’s evaluation of how well we accomplished our corporate goals.  Once the Compensation Committee has approved funding, the Management Compensation Committee distributes individual employee awards in line with individual performance relative to position, and may, in its discretion, grant a combination of cash, stock options, or both.

Annual incentive bonus awards are typically paid in cash during the first quarter of the following calendar year, after we have prepared our financial statements and completed an evaluation of each employee’s success in meeting personal performance objectives.  If, however, the Compensation Committee determines that it is in our best interests in any year not to pay annual incentive bonus awards wholly in cash, bonuses may be paid out in the form of  equity incentive awards or a combination of cash and equity incentive awards.  Annual incentive bonus awards are prorated in the first year for all new hires, based upon the new hire’s start date, and for those employees who may not have been active for the full year.  Employees hired in the fourth quarter are generally not eligible for an annual incentive bonus award during the first year, as it is too early in their tenure to determine their performance and contribution to achieving their personal and corporate goals.

All executive compensation payments and awards, and the incentive bonus pool for all other employees, once approved by the Compensation Committee, are typically ratified by the Board of Directors.

Long-Term Incentive Equity Awards

The purpose of our 2007 Plan is to attract, recruit and reward executives and key employees for their contributions, with a focus on our long-term success and increased stockholder value.  The Compensation Committee serves as the 2007 Plan Administrator and grants long-term incentive equity awards pursuant to the 2007 Plan based on recommendations of a Plan Management Committee, which currently consists of our President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President and General Counsel, and the Senior Vice President, Human Resources.  Long-term incentive equity awards granted to executives under the 2007 Plan generally have a ten-year term and vest over varying periods as determined by the Compensation Committee at the time of the grant.

Although the Compensation Committee has not adopted a formulaic policy to allocate between annual incentive bonuses and long-term compensation, the Compensation Committee often relies on long-term incentive equity compensation in the form of stock options to motivate its officers and other employees.  This practice allows us to retain cash to operate our business.  In making long-term incentive equity awards, the Compensation Committee considers a number of factors to determine the size of grants to individual executives, including the scope of an executive's job responsibilities, past performance, salary level, the achievement of designated milestones, the size of any prior grants, and the size and frequency of grants by comparable biopharmaceutical and life sciences companies.  The Compensation Committee has delegated to the Plan Management Committee the right, in its discretion, to grant options to newly-hired employees, effective on the first day of employment, in share amounts that are within ranges pre-approved by the Compensation Committee for each title and position.  Such long-term incentive equity awards typically have an exercise price equal to the market value at the close of market on the date of grant.  Awards to new hires typically vest annually in three equal installments, starting on the first anniversary of the grant date.

The Compensation Committee approves long-term incentive equity awards for individual executives based on recommendations of the Plan Management Committee and its own assessment of each executive’s contributions, overall level of compensation relative to market, and title and position.  At the request of the Plan Management Committee, the Compensation Committee will also typically approve a pool of long-term incentive equity awards, which will be distributed to non-executive key employees by, and at the discretion of, the Plan Management Committee.  Awards for executives and key employees (other than new-hire awards) typically vest twenty-five percent (25%) on the date of the grant with the remaining options vesting ratably over a three-year period, becoming fully exercisable on the third anniversary of the date of grant.

All long-term incentive equity matters, once approved by the Compensation Committee, are typically ratified by the  Board of Directors.

Incentive Equity Granting Practices

The Compensation Committee reviews and approves the grant of long-term incentive equity awards to executives at various times throughout the year.  The Compensation Committee of the Board also delegates to the Plan Management Committee the authority to make grants of a designated number of incentive equity awards to non-officer key employees for the purpose of rewarding and providing incentives to employees whose performance on a particular project or during a particular period is exemplary.  Such awards are valued at the closing market price on the date of grant.  We do not have a program or policy in place to coordinate the grant of equity awards either prior to the public announcement of potentially positive news or after the public announcement of potentially negative news.

401(k) Plan

All employees are eligible to defer a portion of their annual base salary, up to the IRS contribution limits, on a pre-tax basis, to our qualified 401(k) Plan.  At the end of each quarter, we currently fund a company match in the amount of fifty (50%) percent of each employee’s regular contributions made during the quarter, which is paid in shares of our common stock.

Severance and Change in Control Benefits

Our executive employment agreements contain severance and change in control provisions.  These criteria may include termination of employment as a result of a reduction in the work force, position elimination, office closing, job relocation beyond a certain distance, performance, mutually agreed resignation, or terminations within certain periods of time following a change in control.  We believe that these benefits are necessary and appropriate to remain competitive in the marketplace, to attract executive talent, to retain key executives during periods of uncertainty and to assure that executives will act in the best interests of the stockholders.  See the “Potential Payments upon Termination or Change in Control” table below for a summary of the estimated potential payments and benefits that would become payable to Named Executive Officers upon termination of employment or a change of control.

Deductibility of Compensation; Excise Tax Reimbursement

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that we may not deduct compensation in excess of $1 million paid to an executive officer unless it is performance based.  Base salary does not qualify as performance-based compensation under Section 162(m).  It is our general policy to structure compensation programs that allow us to fully deduct compensation to executives.  The Compensation Committee may make payments that are not fully deductible to ensure competitive levels of total compensation for executives or, in its judgment, may make payments that are otherwise necessary or appropriate to achieve our compensation objectives.  In addition, under our executive employment agreements, if any compensation payable to any executive is subject to an excise tax under Section 4999 of the Internal Revenue Code, we have agreed to make an additional payment to such executive equal to the amount of such excise tax, as well as the income tax and excise tax applicable to such payment.

2008 Compensation Reviews for Named Executive Officers

Each Named Executive Officers’ initial base salary, annual incentive bonus award and certain long-term incentive equity awards are determined generally as described above and in accordance with a written employment agreement with us.  Annual cash and annual incentive equity bonuses, if any, are solely at the discretion of the Compensation Committee and awarded in the manner described above.

Based primarily on the fact that we did not gain approval in the United States to market Surfaxin in 2008, the consequential erosion of our cash position and the extraordinary conditions in the financial markets that affect our ability to raise capital on acceptable terms, as well as a review of the 2008 Radford Survey, the Compensation Committee did not approve any increase in base salary over the base salaries in effect in 2007 for any Named Executive Officers.  In addition, the Compensation Committee declined to authorize the payment of any cash incentive bonus awards to any Named Executive Officer, but, as referenced in Note 8 of the Notes to consolidated financial statements in the Form 10-K, the Compensation Committee indicated that it would re-evaluate this decision should circumstances warrant mid-year.

During 2008, the Compensation Committee authorized one stock option award to each Named Executive Officer.  See “Grants of Plan-Based Awards” Table, below.  In making these awards, the Compensation Committee assessed total long-term compensation opportunities already available to each executive, including the current value and size of prior stock option grants, the tenure of the executive, the executive’s performance relative to other executive’s and relevant market data in the Radford Survey.  See “Long-Term Incentive Awards”, above.

In addition, in determining the award made to Dr. Capetola, the Compensation Committee considered the progress made in the advancement of various pipeline programs, the delay in securing the potential approval of Surfaxin and relevant market data, his leadership initiatives and his efforts to raise capital to fund our activities.  The award to Mr. Cooper was based on his efforts to tightly manage our financial condition while at the same time making judicious investments in activities designed to advance our research and development programs and demonstrate proof-of-concept for our pipeline products to potentially attract strategic development partners and collaborators.  The Compensation Committee also considered his efforts in communicating with stockholders and potential investors to maintain awareness of our products and capital needs.  The award to Mr. Lopez was in recognition of his efforts in managing the legal and regulatory aspects of our business, including the high quality and timely disclosures contained in the Company public filings with the Securities and Exchange Commission, as well as his work in developing a full corporate-wide compliance program.  In making the award to Dr. Segal, the Compensation Committee considered his ability to advance our research and development programs by executing upon carefully planned preclinical studies and experiments while at the same time conserving cash resources.  In making the award to Mr. Katzer, the Compensation Committee acknowledged the significant progress made in manufacturing and noted the excellent progress made by the internal engineering team in the development of the capillary aerosolization device for Aerosurf.

SUMMARY COMPENSATION TABLES

Named Executive Officers

The following table summarizes the compensation of our Named Executive Officers, including our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel and the two other most highly-compensated executive officers ranked by their total compensation for the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Award ($) (3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other ($)		Total

Robert J. Capetola, Ph.D.	2008	$490,000	$-	$10,465	$1,091,132	$-	$-	$34,450	(4)	$1,626,047
President and	2007	470,000	300,000	25,708	1,353,401	-	-	29,556		2,178,665
Chief Executive Officer	2006	470,000	150,000	52,358	1,040,563	-	-	34,364		1,747,285

John G. Cooper	2008	307,000	-	6,279	429,949	-	-	-	(5)	743,228
Executive Vice President,	2007	292,000	150,000	15,425	535,322	-	-	-	(5)	992,747
Chief Financial Officer and Treasurer	2006	292,000	120,000	31,415	526,439	-	-	-	(5)	969,854

David L. Lopez, Esq., CPA	2008	307,000	-	6,279	437,343	-	-	-	(5)	750,622
Executive Vice President,	2007	290,000	152,000	15,425	526,279	-		-	(5)	983,704
General Counsel, Chief Compliance Officer and Secretary	2006	290,000	120,000	31,415	498,107	-		-	(5)	939,522

Robert Segal, M.D., F.A.C.P.	2008	290,000	-	2,791	221,701	-	-	-	(5)	514,492
Senior Vice President, Medical and Scientific Affairs	2007	273,000	70,000	6,855	281,041	-	-	-	(5)	630,896
and Chief Medical Officer	2006	265,000	60,000	13,962	226,453	-	-	-	(5)	565,416

Charles F. Katzer	2008	250,000	-	-	216,299	-	-	-	(5)	466,299
Senior Vice President,	2007	225,000	70,000	-	246,038	-	-	-	(5)	541,038
Manufacturing Operations	2006	213,484	80,000	-	149,164	-	-	-	(5)	442,648

(1)    Bonuses for 2007 include 2007-related bonus paid in 2008. Bonuses for 2006 include 2006-related bonus paid in 2007. All bonuses were paid in cash. No bonuses related to 2008 have been paid to date in 2009, although the Compensation Committee may re-evaluate its decision not to pay cash bonuses should our circumstances change. See “Compensation Discussion and Analysis – 2008 Compensation Reviews for Named Executive Officers.”

(2)    Represents the ratable amount expensed for the year under Financial Accounting Statement 123R (“FAS 123R”) for grants of restricted stock made in October 2007 (“2007 Restricted Stock”) to Drs. Capetola and Segal and Messrs. Cooper and Lopez, and is not an amount paid to, or realized by, the Named Executive Officer. There can be no assurance that these FAS 123R amounts will ever be realized. The 2007 Restricted Stock will vest on the date that our first drug product becomes widely commercially available, as determined by the Board of Directors. Prior to vesting, the 2007 Restricted Stock is non-transferable and subject to cancellation upon termination of a grantee’s employment. The FAS 123R value as of the grant date for the 2007 Restricted Stock is spread over the number of months of service required for the grant to become non-forfeitable.

(3)    Represents compensation costs for the year under FAS 123R for stock options and is not an amount paid to, or realized by, the Named Executive Officer. There can be no assurance that these amounts will ever be realized. The FAS 123R value as of the grant date for each option is spread over the number of months of service required for the grant to become non-forfeitable. This amount includes ratable amounts expensed for options granted in prior years (2005, 2006, and 2007). See Note 11 – “Stock Options and Stock-based Employee Compensation” to our consolidated financial statements for the year ended December 31, 2008, in the Form 10-K.

(4)    For 2008, represents a personal car allowance – $10,000; premiums paid for life insurance policies with coverage of $4 million – $16,700; and the Company match of the employee contribution to the 401(k) Plan – $7,750.

(5) Less than $10,000.

Grants of Plan-Based Awards

The following table contains information concerning the stock option grants made to the Named Executive Officers for the fiscal year ended December 31, 2008.  The amount of these awards that were expensed in 2008 is shown in the Summary Compensation Table included on page 21.  No stock appreciation rights were granted to these individuals during such year.  There can be no assurance that the Grant Date Fair Value of Stock and Option Awards reported below will ever be realized by a grantee.

		Estimated Future Payouts Under Non-equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Named Executive Officer	Grant Date	Threshold ($)	Target ($)	Maxi- mum ($)	Threshold ($)	Target ($)	Maxi- mum ($)	All Other Stock Awards; Number of Shares of Stock (#)	All Other Option Awards; Number of Securities Under-lying Options (#)	Exercise Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards (2)

Robert J. Capetola	12/12/08								500,000	$1.93	$361,350
	12/12/08								250,000	$1.21	205,000

John G. Cooper	12/12/08								266,667	$1.93	192,720
	12/12/08								133,333	$1.21	109,333

David L. Lopez	12/12/08								166,667	$1.93	120,450
	12/12/08								83,333	$1.21	68,333

Robert Segal	12/12/08								66,667	$1.93	48,180
	12/12/08								33,333	$1.21	27,333

Charles F. Katzer	12/12/08								66,667	$1.93	48,180
	12/12/08								33,333	$1.21	27,333

(1)     One third of the options granted to the Named Executive Officers on December 12, 2008 were awarded with an exercise price of $1.21, which was the closing market price of our common stock on the date of grant. The remaining two thirds of the options were granted with an exercise price of $1.93, representing a premium to the closing market price of our stock on the date of grant. On September 26, 2008, the Plan Management Committee had awarded options with an exercise price of $1.93 to certain non-officer key employees. To maintain equity between the officer and non-officer options granted in the fourth quarter, the Compensation Committee determined to grant two-thirds of the officer options with the same exercise price as the prior grants.

(2)    Grant Date Fair Value represents the aggregate FAS 123R values of awards and options granted during the year. See Note 11 – “Stock Options and Stock-based Employee Compensation” to our consolidated financial statements for the year ended December 31, 2008, in the Form 10-K. There can be no assurance that the stock options will ever be exercised or that the FAS 123R amounts set forth above will ever be realized

Outstanding Equity Awards at Fiscal Year-End 2008

The following table shows the number of shares covered by exercisable and unexercisable options and unvested restricted stock awards (including grants that vest contingently upon the occurrence of a specified milestone) held by the Company’s Named Executive Officers on December 31, 2008.

	Option Awards*						Stock Awards**
Named Executive Officer	No. of Securities Underlying Unexercised Options -Exercisable		No. of Securities Underlying- Unexercised Options – Unexercisable		Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested

Robert J. Capetola	125,000	(1)			$5.06	9/16/10
	31,250	(1)			1.72	6/27/12
	20,000	(1)			1.89	11/5/12
	85,000	(3)			2.75	12/13/12
	165,000	(3)			2.75	1/3/13
	200,000	(2)			8.08	9/12/13
	450,000	(4)			9.17	12/15/13
	88,000	(5)			6.47	8/12/14
	500,000	(4)			9.02	12/17/14
	142,500	(1)	47,500	(1)	7.01	1/3/16
	225,000	(1)	75,000	(1)	2.25	5/17/16
	225,000	(1)	75,000	(1)	2.46	12/15/16
	300,000	(1)	300,000	(1)	3.27	6/21/17
	250,000	(1)	250,000	(1)	2.61	12/11/17
			500,000	(6)	1.93	12/12/18
			250,000	(6)	1.21	12/12/18
							15,000	(7)	$16,800

John G. Cooper	80,000	(1)			2.97	12/10/11
	105,000	(1)			1.72	6/27/12
	30,000	(1)			1.89	11/5/12
	80,000	(3)			2.75	12/13/12
	80,000	(2)			8.08	9/12/13
	200,000	(4)			9.17	12/15/13
	75,000	(5)			6.47	8/12/14
	75,000	(4)			9.02	12/17/14
	37,500	(1)	12,500	(1)	7.01	1/3/16
	187,500	(1)	62,500	(1)	2.25	5/17/16
	150,000	(1)	50,000	(1)	2.46	12/15/16
	80,000	(1)	80,000	(1)	3.27	6/21/17
	75,000	(1)	75,000	(1)	2.61	12/11/17
			266,667	(6)	1.93	12/12/18
			133,333	(6)	1.21	12/12/18
							9,000	(7)	10,080

David L. Lopez	40,000	(5)			4.13	5/15/10
	26,000	(1)			5.06	9/16/10
	15,000	(1)			4.09	5/10/11
	45,000	(1)			2.10	9/21/11
	25,000	(1)			1.72	6/27/12
	30,000	(1)			1.89	11/5/12
	70,000	(3)			2.75	12/13/12
	100,000	(2)			8.08	9/12/13
	150,000	(4)			9.17	12/15/13
	50,000	(5)			6.47	8/12/14
	70,000	(4)			9.02	12/17/14
	37,500	(1)	12,500	(1)	7.01	1/3/16
	187,500	(1)	62,500	(1)	2.25	5/17/16
	165,000	(1)	55,000	(1)	2.46	12/15/16
	80,000	(1)	80,000	(1)	3.27	6/21/17
	75,000	(1)	75,000	(1)	2.61	12/11/17
			166,667	(6)	1.93	12/12/18
			83,333	(6)	1.21	12/12/18
							9,000	(7)	10,080

	Option Awards*						Stock Awards**
Named Executive Officer	No. of Securities Underlying Unexercised Options -Exercisable		No. of Securities Underlying- Unexercised Options – Unexercisable		Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested

Robert Segal	75,000	(6)			4.34	8/1/10
	16,000	(1)			5.06	9/16/10
	15,000	(1)			4.09	5/10/11
	40,000	(1)			2.10	9/21/11
	20,000	(1)			1.89	11/5/12
	80,000	(3)			2.75	12/13/12
	35,000	(2)			8.08	9/12/13
	125,000	(4)			9.17	12/15/13
	20,000	(5)			6.47	8/12/14
	50,000	(4)			9.02	12/17/14
	18,750	(1)	6,250	(1)	7.01	1/3/16
	56,250	(1)	18,750	(1)	2.25	5/17/16
	75,000	(1)	25,000	(1)	2.46	12/15/16
	25,000	(1)	25,000	(1)	2.66	1/22/17
	30,000	(1)	30,000	(1)	3.27	6/21/17
	57,500	(1)	57,500	(1)	2.61	12/11/17
			66,667	(6)	1.93	12/12/18
			33,333	(6)	1.21	12/12/18
							4,000	(7)	4,480

Charles F. Katzer	33,334	(6)	16,666	(6)	7.01	1/3/16
	56,250	(1)	18,750	(1)	2.25	5/17/16
	15,000	(1)	5,000	(1)	1.62	9/8/16
	15,000	(1)	5,000	(1)	2.46	12/15/16
	45,000	(1)	45,000	(1)	3.27	6/21/17
	37,500	(1)	37,500	(1)	2.61	12/11/17
			66,667	(6)	1.93	12/12/18
			33,333	(6)	1.21	12/12/18

*      For the fiscal year ended December 31, 2008, there were no Securities Underlying Unexercised, Unearned Options.  For readability, the column titled “Equity Incentive Plan Awards: No. of Securities Underlying Unexercised, Unearned Options” has been removed.
**   For the fiscal year ended December 31, 2008, there were no Unearned Shares, Units or Other Rights that have not vested.  For readability, that column and the column titled “Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested” have been removed.

(1)    These options vest and become exercisable in four equal installments on the date of grant and on the first, second and third anniversary of the grant, and expire as listed above, which is the tenth anniversary of the grant.

(2)    These options vest and become exercisable as follows: one fourth on the date of grant and thereafter in twenty-four equal installments at the close of each of the following twenty-four months.  The options expire, as listed above, on the tenth anniversary of the grant.

(3)    These options vested and became exercisable upon the earlier of December 13, 2006 (4 years from the date of grant) or approval of a New Drug Application.  The options expire, as listed above, on the tenth anniversary of the grant.

(4)    As granted, options vest and become exercisable as follows: one fourth on the date of grant and thereafter in thirty-six equal installments at the close of each of the following thirty-six months.  In December 2005, the Compensation Committee accelerated the vesting of all stock options that at the time had an exercise price of $9.02 or greater.  Accordingly, all unvested options became fully vested and exercisable, subject to a written “lock-up” agreement under which any shares acquired may not be sold (except as needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms.

(5)    These options vest and become exercisable as follows: one fourth on the date of grant and thereafter in thirty-six equal installments at the close of each of the following thirty-six months.  The options expire, as listed above, on the tenth anniversary of the grant.

(6)    These options vest and become exercisable in three equal installments on the first, second and third anniversary of the grant, and expire as listed above, which is the tenth anniversary of the grant.

(7)    2007 Restricted Stock granted October 30, 2007 under the 1998 Plan to replace certain shares of phantom stock previously granted to each grantee and to be released upon commercialization of the Company’s first product, as determined by the Board of Directors.

Option Exercises and Vested Stock Awards

During 2008, none of the  Named Executive Officers exercised any stock options and none of the 2007 Restricted Stock awarded to a Named Executive Officer vested.

Potential Payments upon Termination or Change in Control

Our executive employment agreements provide for, among other things, certain payments and other benefits in the event that an executive’s employment terminates under circumstances specified in the agreement, including upon a “change in control.”  In addition, these agreements provide for non-competition and non-solicitation agreements of varying duration as follows: Dr. Capetola – 15 months, Messrs. Cooper, Lopez and Katzer and Dr. Segal – 12 months from the date of termination.

The following table describes and quantifies estimated potential payments and benefits that would become payable under the executive’s employment agreements if the executive’s employment were terminated on December 31, 2008, or if a change of control occurred on that date.  The amounts contained in the table are based on each executive’s compensation and, where applicable, the Company's closing stock price as of December 31, 2008.

Name and Type of Termination or Change in Control	Severance		Bonus		Equity Acceleration (1)		Health Benefits		Out-Placement Counseling (2)	Excise Tax & Gross-up (3)	TOTAL

Robert J. Capetola, Ph.D
Change in Control	$–			(4)	$3,360	(5)	$–		$–	$–	$3,360

Termination by Company
– Change in Control (4)	2,370,000	(6)	300,000	(7)	3,360	(5)	67,527	(8)	40,000	344,913	3,125,800
– for Cause	–		–		–		–		–	–	–
– without Cause	1,580,000	(9)	300,000	(7)	3,360	(5)	45,018	(10)	40,000		1,968,378

Termination by Executive
– without Good Reason	–		–		–		–		–	–	–
– for Good Reason	1,580,000	(9)	300,000	(7)	3,360	(5)	45,018	(10)	40,000		1,968,378

Death or Disability	-		-		3,360	(5)	-		-		3,360

Name and Type of Termination or Change in Control	Severance		Bonus		Equity Acceleration (1)		Health Benefits		Out-Placement Counseling (2)	Excise Tax & Gross-up (3)	TOTAL

John G. Cooper
Change in Control	–			(11)	2,016	(5)	–		–	–	2,016

Termination by Company
– Change in Control (11)	1,142,500	(12)	150,000	(7)	2,016	(5)	33,258	(13)	40,000	110,728	1,478,502
– for Cause	–		–		–		–		–	–	–
– without Cause	685,500	(14)	150,000	(7)	2,016	(5)	16,629	(15)	40,000		894,145

Termination by Executive
– without Good Reason	–		–		–		–		–	–	–
– for Good Reason	685,500	(14)	150,000	(7)	2,016	(5)	16,629	(15)	40,000		894,145

Death or Disability	-		-		2,016	(5)	-		-		2,016

David L. Lopez, Esq., CPA
Change in Control	–			(11)	2,016	(5)	–		–	–	2,016

Termination by Company
– Change in Control (11)	1,147,500	(12)	152,000	(7)	2,016	(5)	33,864	(13)	40,000	110,728	1,497, 905
– for Cause	–		–		–		–		–	–	–
– without Cause	688,500	(14)	152,000	(7)	2,016	(5)	16,932	(15)	40,000		899,448

Termination by Executive
– without Good Reason	–		–		–		–		–	–	–
– for Good Reason	688,500	(14)	152,000	(7)	2,016	(5)	16,932	(15)	40,000		899,448

Death or Disability	-		-		2,016	(5)	-		-		2,016

Robert Segal, M.D., F.A.C.P.
Change in Control	–			(11)	896	(5)	–		–	–	896

Termination by Company
– Change in Control (11)	720,000	(16)	70,000	(7)	896	(5)	44,665	(13)	40,000	-	875,561
– for Cause	–		–		–		–		–	–	–
– without Cause	360,000	(17)	70,000	(7)	896	(5)	22,333	(15)	40,000		493,229

Termination by Executive
– without Good Reason	–		–		–		–		–	–	–
– for Good Reason	360,000	(17)	70,000	(7)	896	(5)	22,333	(15)	40,000		493,229

Death or Disability	-		-		896	(5)	-		-		896

Charles F. Katzer
Change in Control	–			(11)	–	(5)	–		–	–	–

Termination by Company
– Change in Control (11)	320,000	(18)	70,000	(7)	–	(5)	21,988	(19)	40,000	-	451,988
– for Cause	–		–		–		–		–	–	–
– without Cause	160,000	(20)	70,000	(7)	–	(5)	10,994	(21)	40,000		280,994

Termination by Executive
– without Good Reason	–		–		–		–		–	–	–
– for Good Reason	160,000	(20)	70,000	(7)	–	(5)	10,994	(21)	40,000		280,994

Death or Disability	-		-		896	(5)	-		-		896

(1)    Under all the executive employment agreements, under certain conditions, the vesting of unvested stock options and 2007 Restricted Stock would be accelerated.  Equity acceleration represents the incremental value, as defined in FAS 123R, resulting from such acceleration on the assumed termination date, December 31, 2008.  In the event that the fair market value on the assumed termination date is less than the exercise price of the unvested options, the equity acceleration compensation is zero.  The number of shares remaining unvested under each executive’s stock option and restricted stock awards is set forth in the “Outstanding Equity Awards” table.

(2)    Under all the executive employment agreements, upon a change of control or termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to placement counseling assistance in the form of reimbursement for reasonable expenses incurred by the executive within 12 months following the date of termination, up to a maximum amount of $40,000.

(3)    Under all the executive employment agreements, to the extent that the executives are subject to certain excise taxes under Section 4999 of the Internal Revenue Code, the executives are eligible for reimbursement of those excise taxes and any additional federal, state, local and excise tax resulting from such gross-up payments.  The amounts reported in the table are calculated assuming an excise tax rate of 20% and a federal tax rate of 35%.

(4)    Under this executive’s employment agreement, upon a Change in Control and assuming the executive remains employed with the acquirer, the executive’s annual bonus in each of the three fiscal years immediately following the Change in Control must be at least equal to the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control.  In addition, a termination is considered “termination in connection with a change of control” if the executive’s employment is terminated other than for cause or by the executive for Good Reason during the 36 months following the change of control, or if the executive terminates his employment for any reason during the 30-day period commending on the sixth-month anniversary of a Change of Control.

(5)    Under all the executive employment agreements, upon a change of control or termination by the Company without Cause or by the executive for Good Reason, outstanding unvested stock options and the 2007 Restricted Stock vest in full and become fully exercisable.  As of December 31, 2008, the assumed termination date for purposes of this table, all of the executives’ unvested stock options had an exercise price that was greater than the fair market value of our common stock on that date.  Therefore, the compensation reported above relates solely to the acceleration of unvested 2007 Restricted Stock.

(6)    Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to a lump sum payment that is equal to three times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the Change in Control.

(7)    Under all the executive employment agreements, upon a change of control or termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a lump sum payment that is equal to the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the Change in Control or termination, multiplied by a fraction the numerator of which is the number of days the executive was employed with the Company in the current fiscal year and the denominator of which is 365.

(8)     Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s  health and welfare plans at the time of termination for a period of three years following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

(9)    Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a lump sum payment that is equal to two times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the date of termination.

(10)   Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of two years following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

(11)   Under this executive’s employment agreement, upon a Change in Control and assuming the executive remains employed with the acquirer, the executive’s annual bonus in each of the two fiscal years immediately following the Change in Control must be at least equal to the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control.  In addition, a termination is considered “termination in connection with a change of control” if the executive’s employment is terminated other than for cause or by the executive for Good Reason during the 24 months following the change of control.

(12)   Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to a lump sum payment that is equal to two and one half times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the Change in Control.

(13)   Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of two years following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

(14)   Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a lump sum payment that is equal to one and one half times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the date of termination.

(15)   Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of one year following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

(16)   Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to a lump sum payment that is equal to two times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the Change in Control.

(17)   Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a lump sum payment that is equal to the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the Change in Control.

(18)   Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to a lump sum payment that is equal to the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the Change in Control.

(19)   Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of one year following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

(20)   Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a lump sum payment that is equal to one-half the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the 3 fiscal years immediately preceding the date of termination.

(21)   Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of six months following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

Director Compensation

During 2008, each of the Company’s non-employee directors received cash compensation for his services in the amount of $4,500 per quarter, as well as the following additional amounts, as applicable: (i) $6,000 per quarter to Mr. Amick for serving as the Chairman of the Board of Directors; (ii) $1,000 per quarter for each director who served on one or more of the standing committees of the Board of Directors; and (iii) $500 per quarter for each director who served as Chairman of any of the standing committees. Directors who are also employees of the Company are not compensated separately for serving on the Board or any of its standing committees.  The following chart summarizes the annual cash compensation for the Company’s non-employee directors during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total

W. Thomas Amick	$50,000	$-	$69,018	$-	$-	$-	$119,018
Antonio Esteve, Ph.D.	18,000	-	57,258	-	-	-	75,258
Max E. Link, Ph.D.	24,000	-	57,258	-	-	-	81,258
Herbert H. McDade, Jr.	22,000	-	57,258	-	-	-	79,258
Marvin E. Rosenthale, Ph.D.	24,000	-	57,258	-	-	-	81,258

(1)     Represents the compensation costs for the year under FAS 123R of outstanding stock options, and is not an amount paid to, or realized by, the director. There can be no assurance that these FAS 123R amounts will ever be realized. The FAS 123R value as of the grant date for each option is spread over the number of months of service required for the grant to become non-forfeitable. This amount includes ratable amounts expensed for options granted in prior years. See Note 11 – “Stock Options and Stock-based Employee Compensation” to our consolidated financial statements for the year ended December 31, 2008, in the Form 10-K. As of December 31, 2008, the aggregate number of option awards outstanding for each director was as follows: Mr. Amick – 180,000; Dr. Esteve – 175,000; Dr. Link – 155,000; Mr. McDade – 205,000; and Dr. Rosenthale – 155,000. The FAS 123R grant date value per share for options granted in 2008 was $1.32.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company (i) as of February 27, 2009, by each Named Executive Officer and director of the Company listed in the chart below and by all executive officers and directors as a group, and (ii) as of December 31, 2008, by each person or entity known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock of the Company.  The address of each person is c/o Discovery Laboratories, Inc., 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622, unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Common Stock	Common Stock Equivalents (2)	Total Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Named Executive Officers and Directors
W. Thomas Amick	40,000	150,000	190,000	*
Robert J. Capetola, Ph.D.	432,755	2,854,250	3,287,005	3.12%
John G. Cooper	48,276	1,267,500	1,315,776	1.27%
Antonio Esteve, Ph.D. (3)	3,206,689	196,174	3,402,863	3.31%
Charles F. Katzer	20,000	218,750	238,750	*
Max E. Link, Ph.D.	166,821	125,000	291,821	*
David L. Lopez, Esq., CPA	62,156	1,178,500	1,240,656	1.20%
Herbert H. McDade, Jr.	-	175,000	175,000	*
Marvin E. Rosenthale, Ph.D.(4)	350,000	125,000	475,000	*
Robert Segal, M.D., F.A.C.P.	16,273	757,250	773,523	*
Executive Officers and Directors as a group (14 persons)	4,436,190	7,989,924	12,426,114	11.24%
5% Security Holders
Heartland Advisors, Inc. (5) 789 North Water Street Milwaukee, WI 53202	7,954,900	-	7,954,900	7.76%

Barclays Global Investors NA (6) 45 Fremont Street San Francisco, CA 94105-2228	5,515,896	-	5,515,896	5.38%

* Less than 1%

(1)      Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes voting and investment power with respect to shares of common stock.  Shares of common stock, and shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after February 27, 2009 held by each person or group named above, are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or group.

(2)      common stock Equivalents include shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after February 27, 2009 held by each person or group named above.

(3)      Beneficial ownership of common stock includes 2,884,410 shares owned by Laboratorios Esteve, 317,164 shares owned by Laboratorios P.E.N., S.A., an affiliate of Laboratorios Esteve, and 5,115 shares owned directly by Dr. Esteve.  Common Stock Equivalents includes 145,000 shares of common stock issuable upon the exercise of outstanding options held by Dr. Esteve and 51,174 shares of common stock issuable on the exercise of outstanding warrants owned by Laboratorios Esteve.  As a consequence of Dr. Esteve’s relationship with Laboratorios Esteve, including, serving as President of Laboratorios Esteve, he may be deemed to have beneficial ownership of the shares owned by Laboratorios Esteve and Laboratorios P.E.N.

(4) Total beneficial ownership shown in the table includes 125,000 shares as to which Dr. Rosenthale disclaims beneficial ownership (shares held by spouse).

(5)    This information is based on Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2008 by Heartland Advisors, Inc., a registered investment advisor.  The clients of Heartland Advisors, Inc. have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of all reported shares.  The Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, owns 7,185,000 shares or 7.2% of the class of securities reported.

(6)    This information is based on Schedule 13G filed with the Securities and Exchange Commission on February 5, 2008 by Barclays Global Investors, NA and includes 3,266,465 shares owned by its affiliate, Barclays Global Fund Advisors.  The shares are reported held in trust accounts for the benefit of the beneficiaries of those accounts.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions between the Company and Related Parties

There were no transactions between the Company and any related party to the Company in the fiscal year ended December 31, 2008.

Committees of the Board

The Board of Directors appoints all members of the Board committees.  Presently, the Board of Directors has the following committees: (i) the Standing Committees, consisting of the Audit Committee, Compensation Committee, Nomination Committee, Compliance and Quality Committee, and (ii) the Strategic Partnering Committee.

Director Independence

The Board of Directors presently consists of six members, one of whom is an employee of the Company.  Presently, Messrs. Amick and McDade and Drs. Link and Rosenthale are “independent” directors within the meaning of the rules of the SEC and the qualitative listing requirements of The Nasdaq Global Market.  Each director who serves on a Standing Committee of the Board is “independent” within the meaning of the SEC rules and the qualitative listing requirements of The Nasdaq Global Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, fees for the review of quarterly reports on Form 10-Q during these periods and fees for other services rendered by Ernst & Young LLP during those periods:

Fee Category:	Fiscal 2008	% of Total	Fiscal 2007	% of Total

Audit Fees	$222,000	65%	$241,000	68%
Audit-Related Fees	84,000	24%	84,000	24%
Tax Fees	34,000	10%	25,000	7%
All Other Fees	2,000	1%	2,000	1%
Total Fees	$342,000	100%	$352,000	100%

Audit Fees are fees that the Company paid to Ernst & Young LLP for: the audit of the Company’s annual consolidated financial statements; the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services related to registration statements and other offering memoranda.
Audit Related Fees are fees related to the audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Tax Fees consisted of tax compliance/preparation and other tax services.  No portion of these tax fees related to financial information or operational system design or implementation services.

All Other Fees are fees for any services not included in another  category.

The Audit Committee or a designated member of the Audit Committee pre-approved all audit and non-audit services rendered by Ernst & Young LLP to the Company in 2008.

The Audit Committee has considered whether the provision of all other services by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP and has concluded that Ernst & Young LLP is independent.

Pre-Approval Policies

The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors prior to the engagement of the independent auditors with respect to such services.  A designated member of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman of the Audit Committee informs the Audit Committee of such approval at its next regularly scheduled meeting.  If specific pre-approval for any services to be provided by the Company’s independent auditors is not required, the Company’s Chief Financial Officer has the authority to determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee.  The Audit Committee must be informed on a timely basis of any such services provided by the Company’s independent auditors.

On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is required.  The Audit Committee reviews these requests and advises management and the independent auditors if the Audit Committee pre-approves the engagement of the independent auditors for such projects and services.  On a periodic basis, management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts.  The Audit Committee may delegate the ability to pre-approve audit and permitted non-audit services to a sub-committee of the Audit Committee, provided that any such pre-approvals are reported at the next Audit Committee meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 of the Form 10-K.

Exhibits are listed on the Index to Exhibits at the end of this Annual Report on Form 10-K.  The exhibits required to be filed pursuant to Item 601 of Regulation S-K, which are listed on the Index in response to this Item, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY LABORATORIES, INC.

Date: April 30, 2009	By:	/s/ Robert J. Capetola
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
Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 2, 2008.

10.30	Master Services Agreement between Discovery and Kloehn Ltd., dated as of August 10, 2007	Incorporated by reference to Exhibit 10.35 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 14, 2008.

10.31 +	Amended and Restate License Agreement by and between Discovery and Philip Morris USA Inc., d/b/a/ Chrysalis Technologies, dated March 28, 2008	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.32 +	License Agreement by and between and Philip Morris Products S.A., dated March 28, 2008	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.33	Common Stock Purchase Agreement, dated as of May 22, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 27, 2008.

10.34	Registration Rights Agreement, dated as of December 12, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 27, 2008.

10.35	Common Stock Purchase Agreement, dated December 12, 2008, by and between Discovery and Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

10.36	Registration Rights Agreement, dated as of December 12, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

21.1	Subsidiaries of Discovery.	Incorporated by reference to Exhibit 21.1 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the SEC on March 31, 1998.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	Incorporated by reference to Exhibit 23.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 13, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 13, 2009.

Exhibit No.	Description	Method of Filing

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 13, 2009.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.4	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 13, 2009.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.