Form 10-Q
period 2009-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2009-11-09
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 6, 2009, 126,271,520 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery
Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act).  The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations; the possibility, timing and outcome of submitting regulatory filings for our products under development; our research and development programs for our KL4 surfactant technology and our capillary aerosolization technology platform, including planning for and timing of any clinical trials and potential development milestones; the development of financial, clinical, manufacturing and distribution plans related to the potential commercialization of our drug products, if approved; and plans regarding potential strategic alliances and other collaborative arrangements with pharmaceutical companies and others to develop, manufacture and market our products.

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

•
the risk that we and the U.S. Food and Drug Administration (FDA) or other regulatory authorities will not be able to agree on matters raised during the regulatory review process, or that we may be required to conduct significant additional activities to potentially gain approval of our product candidates, if ever;

•
the risk that the FDA or other regulatory authorities may not accept, or may withhold or delay consideration of, any applications that we may file, or may not approve our applications or may limit approval of our products to particular indications or impose unanticipated label limitations;

•
risks relating to the rigorous regulatory approval processes, including pre-filing activities, required for approval of any drug or combination drug-device products that we may develop, whether independently, with strategic development partners or pursuant to collaboration arrangements;

•
the risk that the FDA will not be satisfied with the results of our efforts to further optimize our fetal rabbit biological activity assay and release test, which is needed to advance our KL4 surfactant pipeline;

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
•
the risk that we may not be able to raise additional capital or enter into strategic alliances or collaboration agreements (including strategic alliances for development or commercialization of our drug products and combination drug-device products);

•
risks that the current credit environment will adversely affect our ability to fund our activities, that our share price will not reach or remain at the price level necessary for us to access capital under our Committed Equity Financing Facilities (CEFFs), that the CEFFs may expire before we are able to access the full dollar amount potentially available thereunder, and that additional equity financings could result in substantial equity dilution;

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
•
other risks and uncertainties, including those described in our most recent Annual Report on Form 10-K, as amended, and other filings with the Securities and Exchange Commission, on Forms 10-Q and 8-K, and any amendments thereto.

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$17,683	$22,744
Available-for-sale marketable securities	—	2,048
Prepaid expenses and other current assets	272	625

Total Current Assets	17,955	25,417

Property and equipment, net	4,960	5,965
Restricted cash	400	600
Other assets, including deferred financing costs	494	907

Total Assets	$23,809	$32,889

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,559	$2,111
Accrued expenses	4,319	5,313
Loan payable, including accrued interest	10,375	—
Equipment loans, current portion	690	2,442

Total Current Liabilities	16,943	9,866

Loan payable, including accrued interest	—	10,128
Equipment loans, non-current portion	546	1,092
Other liabilities	696	870

Total Liabilities	18,185	21,956

Stockholders’ Equity:
Common stock, $0.001 par value; 180,000 shares authorized; 122,013 and 101,588 shares issued; and 121,700 and 101,275 shares outstanding at September 30, 2009 and December 31, 2008, respectively.	122	102
Additional paid-in capital	360,064	341,293
Accumulated deficit	(351,508)	(327,409)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Accumulated Other comprehensive loss	—	1

Total Stockholders’ Equity	5,624	10,933
Total Liabilities & Stockholders’ Equity	$23,809	$32,889

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue from collaborative arrangement and grants	$—	$50	$—	$4,600
Expenses:
Research and development	4,530	6,724	15,189	21,395
General and administrative	2,417	3,726	8,105	13,307
Total expenses	6,947	10,450	23,294	34,702
Operating loss	(6,947)	(10,400)	(23,294)	(30,102)
Other income / (expense):
Interest and other income	8	142	29	800
Interest and other expense	(252)	(381)	(834)	(1,266)
Other income / (expense), net	(244)	(239)	(805)	(466)
Net loss	$(7,191)	$(10,639)	$(24,099)	$(30,568)
Net loss per common share - Basic and diluted	$(0.06)	$(0.11)	$(0.22)	$(0.31)
Weighted average number of common shares outstanding - basic and diluted	119,993	98,619	111,683	97,324

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(24,099)	$(30,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503	1,685
Stock-based compensation and 401(k) match	2,277	3,744
Loss on disposal of property and equipment	—	110
Changes in:
Prepaid expenses and other current assets	353	348
Accounts payable	(552)	1,672
Accrued expenses	(994)	(1,250)
Other assets	3	3
Other liabilities and accrued interest on loan payable	73	387
Net cash used in operating activities	(21,436)	(23,869)
Cash flows from investing activities:
Purchase of property and equipment	(88)	(599)
Restricted cash	200	—
Purchases of marketable securities	—	(23,722)
Proceeds from sales or maturity of marketable securities	2,047	35,234
Net cash provided by/(used in) investing activities	2,159	(10,913)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	16,514	4,231
Proceeds from equipment loans	—	896
Principal payments under equipment loan obligations	(2,298)	(2,175)
Net cash provided by financing activities	14,216	2,952
Net decrease in cash and cash equivalents	(5,061)	(10,004)
Cash and cash equivalents - beginning of period	22,744	36,929
Cash and cash equivalents - end of period	$17,683	$26,925
Supplementary disclosure of cash flows information:
Interest paid	$183	$420
Non-cash transactions:
Unrealized loss on marketable securities	(1)	(32)

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

Our top priority is to secure strategic alliance partners and access capital to maximize the inherent value in our KL4 surfactant technology.  Our lead pipeline programs, Surfaxin LS™, Aerosurf® and Surfaxin®, are focused initially on addressing the most significant respiratory conditions affecting pediatric populations.  Our lyophilized KL4 surfactant, beginning with Surfaxin LS™, is manufactured as a dry powder formulation and reconstituted as a liquid prior to use.  It may also potentially support future development of our pipeline of KL4 surfactant-based therapies.  Aerosurf® is our proprietary KL4 surfactant in aerosolized form, which we are developing using our proprietary Capillary Aerosolization Technology initially to treat premature infants at risk for RDS.  Premature infants with RDS currently are treated with surfactants that are administered by means of invasive endotracheal intubation and mechanical ventilation, procedures that frequently result in serious respiratory conditions and complications.  If approved, Aerosurf will make it possible to administer surfactant into the deep lung without subjecting patients to such invasive procedures.  We believe that Aerosurf has the potential to enable a significant increase in the use of SRT in pediatric medicine.

In April 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application (NDA) for our first product based on our novel KL4 surfactant technology, Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants.  The letter focused primarily on our fetal rabbit biological activity test (BAT), a quality control and stability release test and one of the many analytical Quality Control tests for Surfaxin and our other KL4 pipeline programs, including whether preclinical data from preterm lamb studies and the BAT had established to the FDA’s satisfaction that Surfaxin clinical drug product is comparable to the to-be-manufactured commercial drug product (Comparability) and whether the BAT can adequately distinguish change in Surfaxin biological activity over time.  At an “end-of-review” meeting with the FDA on June 2, 2009, the FDA suggested that, to demonstrate Comparability and increase the likelihood of gaining Surfaxin approval, we could consider conducting a limited clinical trial.  On September 29, 2009, we held a teleconference with the FDA to discuss our plans to optimize the BAT, the design of a proposed limited clinical trial, and whether conducting such a trial while simultaneously employing the optimized BAT could potentially resolve the key remaining requirement for Surfaxin approval.  Based on our discussions, we believe that we will be able to optimize the BAT to the satisfaction of the FDA.  We intend to employ the optimized BAT in conjunction with all of our KL4 surfactant pipeline programs, including the potential limited Surfaxin clinical trial.

At the September 2009 teleconference, we also discussed a limited clinical trial design intended primarily to assess a pharmacodynamic (PD) response following Surfaxin administration in preterm infants with RDS. The FDA indicated that a PD-based design is consistent with their expectation and provided direction regarding trial design specifics.  However, the final clinical trial design, from which we will be able to estimate expense and duration of the trial, is subject to FDA review following submission of a formal protocol.  We have been collaborating with leading academic neonatologists to finalize the protocol and anticipate submitting it to the FDA in mid-fourth quarter 2009.  Based on the FDA’s guidelines, we expect that we may receive the FDA’s comments early in the first quarter 2010.  When received, we will estimate the expected costs and duration of the trial and, with existing and potential new partners, we will make a strategic assessment as to the appropriate level and timing of any investment in a potential limited clinical trial for Surfaxin for RDS.

We are actively assessing various strategic and financial alternatives to secure necessary capital and advance our KL4 respiratory pipeline programs to maximize shareholder value.  We would prefer to accomplish our objectives through strategic alliances.  Although we are presently actively engaged in discussions with potential strategic and financial partners, there can be no assurance that any strategic alliance or other financing transaction will be successfully concluded.   Until such time as we secure an alliance or complete another financing alternative, we continue to conserve our financial resources, predominantly by curtailing investments in our pipeline programs.

Over time, we plan to develop our KL4 surfactant technology into a robust pipeline of products that potentially will address a variety of debilitating respiratory conditions in a range of patient populations, from premature infants to adults, that suffer from severe and debilitating respiratory conditions for which there currently are few or no approved therapies.  We have an ongoing Phase 2 trial to potentially address Acute Respiratory Failure (ARF) and our KL4 surfactant is the subject of an investigator initiated trial assessing the safety, tolerability and short-term effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in patients with Cystic Fibrosis (CF).  In addition, we are conducting research and preclinical development with our KL4 surfactant to potentially address Acute Lung Injury (ALI), and other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Following receipt of the April 2009 FDA Complete Response Letter for Surfaxin, we made fundamental changes in our business strategy.  We are actively assessing various strategic and financial alternatives to secure necessary capital to advance our KL4 respiratory pipeline programs to maximize shareholder value.  Although we are presently actively engaged in discussions with potential strategic and financial partners, there can be no assurance that any strategic alliance or other financing transaction will be successfully concluded.

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

As of September 30, 2009, we had cash and cash equivalents of $17.7 million.  Also as of September 30, 2009, under our two CEFFs, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $73.8 million.  In May 2009, we completed a registered direct public offering resulting in gross proceeds of $11.3 million ($10.5 million net).  Through September 30, 2009 we raised an aggregate of $6.6 million from seven draw-downs under our CEFFs in 2009.  In October 2009, we raised an additional $4.3 million from three draw-downs under our CEFFs.  However, as of November 4, 2009, the May 2008 CEFF was unavailable because our stock price was below the minimum price required to utilize it.  Also, as of September 30, 2009, our $10.4 million loan with Novaquest (formerly PharmaBio Development Inc.), a strategic investment group of Quintiles Transnational Corp., is classified as a current liability, payable in April 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities, and “– Financings Pursuant to Common Stock Offerings.”

Until we are able to secure a strategic alliance or complete a financing transaction to generate required capital, we have taken steps to conserve our financial resources, predominantly by curtailing investments in our pipeline programs.  Following receipt in April 2009 of the Complete Response Letter for Surfaxin, we implemented cost containment measures and reduced our workforce from 115 to 91 employees.  The workforce reduction was focused primarily in our commercial and corporate administrative groups.  We have retained the core capabilities that we need to support development of our KL4 surfactant technology, including our quality, manufacturing and research and development resources.  We incurred a one-time charge of approximately $0.6 million in the quarter ending June 30, 2009 related to the workforce reduction (see Note 5 - Commercial Strategy and Cost Containment Measures).

The accompanying interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, through strategic and collaborative ventures with potential partners and/or future debt and equity financings, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In addition, as of September 30, 2009, we have authorized capital available for issuance (and not otherwise reserved) of approximately 500,000 shares of common stock.  We have presented to our stockholders, for approval at our Annual Meeting of Stockholders on December 7, 2009, a proposal to increase our authorized shares by 200 million from 180 million to 380 million.  If this proposal is not approved, we may be unable to undertake additional financings without first seeking stockholder approval, a process that would require a special meeting of stockholders, is time-consuming and expensive and could impair our ability to efficiently raise capital when needed, if at all.  In that case, we may be forced to further limit development of many, if not all, of our programs.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our balance sheet does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the periods.  As of September 30, 2009 and 2008, 30.9 million and 22.0 million shares of common stock, respectively, were potentially issuable upon the exercise of certain stock options and warrants and vesting of restricted stock awards.  Due to our net loss, these potentially issuable shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive, therefore basic and dilutive net loss per share are the same.

Comprehensive loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For the three months ended		For the nine months ended
(in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(7,191)	$(10,639)	$(24,099)	$(30,568)
Change in unrealized (losses)/gains on marketable securities	—	3	(1)	(32)
Comprehensive loss	$(7,191)	$(10,636)	$(24,100)	$(30,600)

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification™ (the Codification).  The Codification now is the single source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"), in the United States.  The Codification became effective for interim and annual periods ending after September 15, 2009.  All other accounting literature not included in the Codification will be nonauthoritative, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification is not intended to change GAAP; instead it reorganizes the thousands of US GAAP pronouncements into approximately 90 Accounting Topics.  The Company’s adoption of the Codification did not have an impact on our consolidated financial statements.

In May 2009, FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of Accounting Standards Codification (ASC) Topic 855, Subsequent Events, is consistent with existing auditing standards in its definition of subsequent events, but requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  There are two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the balance sheet date, and are recognized in the financial statements, and (2) events that provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements are issued or are available to be issued, and are not recognized at the balance sheet date.  The adoption of the new guidance had no impact on our consolidated financial statements.  We evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date these financial statements were issued and filed with the SEC.  During this period we did not have any material recognized subsequent events, however, there were three nonrecognized subsequent events described in Note 10.

In December 2007, FASB issued new guidance for accounting for collaborative arrangements.  The new guidance, which is now part of ASC Topic 808, Collaborative Arrangements, is effective for fiscal years beginning after December 15, 2008.  The scope of the new guidance is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity.  The new guidance requires certain income statement presentation of transactions with third parties and of payments between parties to the arrangement, along with disclosure about the nature and purpose of the arrangement.  The adoption of the new guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

In December 2007, FASB issued new guidance for accounting for business combinations.  The new guidance, which is now part of ASC topic 805, Business Combinations, is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination.  ASC Topic 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009, which had no immediate impact on our financial statements; however it may have an impact on the accounting for any potential future business combinations.

Note 4 – Revenue from Collaborative Arrangement and Grants

We did not earn any revenue during the three and nine months ended September 30, 2009.

In March 2008, we restructured our strategic alliance agreement with Philip Morris USA Inc. d/b/a Chrysalis Technologies (Chrysalis).  See our Annual Report on Form 10-K for the year ended December 31, 2008 – Note 12 to our Consolidated Financial Statements.  Under the modified agreement, Chrysalis agreed to pay us $4.5 million to support future development of our Capillary Aerosolization Technology, of which $2.0 million became payable upon execution of the revised agreement in March 2008 and $2.5 million became payable upon completion of a technology transfer to us in June 2008.

Note 5 – Commercial Strategy and Cost Containment Measures

In April 2009, following receipt of the Complete Response Letter for Surfaxin for the prevention of RDS in premature infants, we reviewed all aspects of our business with an immediate intention to conserve cash.  As a result of this review, we implemented a fundamental change in our business strategy.  We are no longer planning to establish our own specialty pulmonary organization to commercialize our potential pediatric products, including Surfaxin, in the United States. To secure capital and advance our KL4 surfactant pipeline programs, we are now seeking to reduce our financial burden by entering into strategic alliances in all markets, including the United States, to support our research and development programs and, if approved, to commercialize our products.

In addition, we implemented cost containment measures and reduced our workforce from 115 to 91 employees, focused primarily on commercial and corporate personnel.  We continue to maintain our core capabilities to support development of our KL4 surfactant technology, including quality, manufacturing and research and development resources.  We incurred a charge of $0.6 million in the second quarter of 2009 associated with staff reductions and the close-out of certain contractual arrangements, which is included within the appropriate line items on the Statement of Operations ($0.4 million in general and administrative expenses and $0.2 million in research and development expenses).  As of September 30, 2009, payments totaling $0.6 million had been made related to these items and $0.1 million were unpaid.

(in thousands)	Severance and Benefits Related	Termination of Commercial Programs	Total

Q2 2009 Charge	$554	$74	$628
Payments / Adjustments	(450)	—	(450)
Liability as of June 30, 2009	$104	$74	$178
Payments / Adjustments	(97)	(4)	(101)
Liability as of September 30, 2009	$7	$70	$77

Note 6 – Stockholders’ Equity

May 2009 Registered Direct Public Offering

On May 13, 2009, we completed a registered direct public offering that resulted in gross proceeds of $11.3 million ($10.5 million net proceeds) from the issuance of 14.0 million shares of our common stock and warrants to purchase seven million shares of common stock.  The shares were sold to select institutional investors at a price of $0.81 for each share of common stock, together with a related warrant to purchase 0.5 shares of common stock.  The warrants are exercisable for a period of five years at an exercise price of $1.15 per share.  Lazard Capital Markets LLC acted as the exclusive placement agent for the offering and received a fee of 6% of the gross proceeds of the offering and reimbursement of certain expenses incurred by it in connection with the offering.  Under the Placement Agent Agreement, we agreed not to draw down on our CEFFs for a period of 30 days after the offering, and, for the 60 days following that date, agreed to an aggregate draw down limit of 2% of our outstanding common stock, and also agreed not to sell, for a period of 90 days following the entry into the definitive agreements, any of our common stock other than in connection with the offering, pursuant to employee benefit plans, or in connection with strategic alliances involving us and a strategic partner.  In addition, each of our directors and select executive officers agreed to 90 day lock-up provisions with regard to future sales of our common stock, which expired on August 16, 2009.  The common stock issued and issuable by exercise of the warrants in connection with this offering are covered by the universal shelf registration statement on Form S-3 (No. 333-151654) (2008 Universal Shelf).

Committed Equity Financing Facilities

As of September 30, 2009, we had two CEFFs that we entered into on December 12, 2008 (December 2008 CEFF) and May 22, 2008 (May 2008 CEFF) that allow us to raise capital for a period of three years ending February 6, 2011 and June 18, 2011, respectively, at the time and in amounts deemed suitable to us.  A third CEFF expired on May 12, 2009.  Under the December 2008 CEFF, as of September 30, 2009, we had 11.1 million shares potentially available for issuance (up to a maximum of $21.4 million), provided that the volume weighted-average price of our common stock on each trading day (VWAP) must be at least equal to the greater of (i) $.60 or (ii) 90% of the closing price of our common stock on the trading day immediately preceding the draw down period (Minimum VWAP).  Under the May 2008 CEFF, as of September 30, 2009, we had approximately 13.3 million shares potentially available for issuance (up to a maximum of $52.3 million), provided that the VWAP on each trading day must be at least the greater of $1.15 or the Minimum VWAP.  Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See our Annual Report on Form 10-K for the year ended December 31, 2008 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility (CEFF)”).  We anticipate using our CEFFs (at such times our stock price is at a level above the CEFF minimum price requirement) to support our working capital needs and maintain cash availability into 2010.

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

On September 23, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.6 million from the issuance of 1,793,258 shares of our common stock at an average price per share, after the applicable discount, of $0.88.

On October 13, 2009, we completed a financing under the May 2008 CEFF resulting in gross proceeds of approximately $0.6 million from the issuance of 558,689 shares of our common stock at an average price per share, after the applicable discount, of $1.09.

On October 13, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.8 million from the issuance of 1,908,956 shares of our common stock at an average price per share, after the applicable discount, of $0.94.

On October 21, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.9 million from the issuance of 2,100,790 shares of our common stock at an average price per share, after the applicable discount, of $0.90.

Note 7 – Fair Value of Financial Instruments

We adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

Under ASC Topic 820, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities. Level 1 is generally considered the most reliable measurement of fair value under ASC 820.
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

Fair Value on a Recurring Basis

Due to their short-term maturity, the carrying amounts of cash, money markets and accounts payable approximate their fair values.  The table below categorized assets measured at fair value on a recurring basis based upon the lowest level of significant input (Level 1) to the valuations as of September 30, 2009.

	Fair Value	Fair value measurement using
Assets	September 30, 2009	Level 1	Level 2	Level 3
Money Markets and Certificates of Deposit	$14,688	$14,688	$-	$-
Restricted Cash	600	600	-	-
Total	$15,288	$15,288	$-	$-

Note 8 – Stock Options and Stock-Based Employee Compensation

We use the Black-Scholes option-pricing model to determine the fair value of stock options and amortize the stock-based compensation expense over the requisite service periods of the stock options.  The fair value of stock options is affected by our stock price and several subjective variables included the Black-Scholes option-pricing model, such as the expected stock price volatility over the term of the option, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which incorporates the assumptions used for the three and nine month periods noted in the following table:

	September 30,	September 30,
	2009	2008

Expected volatility	92%	77%
Expected term	4 and 5 years	4 and 5 years
Risk-free interest rate	1.17% - 1.35%	3.5%
Expected dividends	–	–

The total employee stock-based compensation for the three and nine months ended September 30, 2009 and 2008 was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Research & Development	$84	$389	$530	$1,081
General & Administrative	344	764	1,711	2,310
Total	$428	$1,153	$2,241	$3,391

As of September 30, 2009, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 1998 Stock Incentive Plan (1998 Plan) and the 2007 Long-Term Incentive Plan.  That cost is expected to be recognized over a weighted-average vesting period of 1.5 years.

Note 9 – Contractual Obligations and Commitments

Effective August 13, 2009, Dr. Robert J. Capetola resigned his positions as our President and Chief Executive Officer and as a member of our Board of Directors (Board).  The Board elected Mr. W. Thomas Amick, Chairman of the Board, to serve as Chief Executive Officer on an interim basis.  We entered into a separation agreement and general release (Separation Agreement) with Dr. Capetola providing for (i) an upfront severance payment of $250,000, and (ii) periodic payments in an amount equal to his base salary (calculated at a rate of $490,000 per annum), in accordance with our payroll practices and less required withholdings.  The periodic payments will end the earlier of (x) May 3, 2010 or (y) the date, if ever, that a Corporate Transaction (as defined below) occurs.  In addition, Dr. Capetola will be entitled to (A) continuation of medical benefits and insurance coverage for a period of 24 or 27 months, depending upon circumstances, and (B) accelerated vesting of all outstanding restricted shares and options, which shall remain exercisable to the end of their stated terms.  The Separation Agreement provides further that, upon the occurrence of a Corporate Transaction prior to May 4, 2010, Dr. Capetola will receive a payment of up to $1,580,000 or, if any such Corporate Transaction also constitutes a Change of Control (as such term is defined in the Separation Agreement), a payment of up to $1,777,500; provided, however, that, in each case, any such payment will be reduced by the sum of the amounts described in clauses (i) and (ii) of this paragraph that theretofore have been paid.  A “Corporate Transaction” is defined in the Separation Agreement as (1) one or more corporate partnering or strategic alliance transactions, Business Combinations or public or private financings that (A) are completed during the Severance Period (as defined in the Separation Agreement) and (B) result in cash proceeds (net of transaction costs) to the Company of at least $20 million received during the Severance Period or within 90 calendar days thereafter, or (2) an acquisition of the Company, by business combination or other similar transaction, that occurs during the Severance Period and the consideration paid to stockholders of the Company, in cash or securities, is at least $20 million.  For this purpose, net proceeds will be calculated without taking into account any amounts received by the Company as reimbursement for costs of development and research activities to be performed in connection with any such transaction.

In connection with his appointment as interim Chief Executive Officer, we entered into an agreement (the CEO Agreement) pursuant to which Mr. Amick will be paid at a per diem rate of $3,000.  In addition, on September 3, 2009, in accordance with the CEO Agreement, the Compensation Committee of our Board authorized a grant of options to Mr. Amick to purchase 60,000 shares of our common stock under our 2007 Long-Term Incentive Plan (Plan) at an exercise price of  $0.49 per share, the closing market price of our common stock on the date of grant.  The option grant, in part, replaces an automatic grant of options to purchase 30,000 shares of our common stock that Mr. Amick would have received under the Plan as a non-executive Chairman of the Board.  The options will vest in full on the first anniversary date of the grant.

Note 10 – Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date we issued these financial statements. During this period we did not have any material recognized subsequent events, however, there were three nonrecognized subsequent events described below:

On October 13, 2009, we completed a financing under the May 2008 CEFF resulting in gross proceeds of approximately $0.6 million from the issuance of 558,689 shares of our common stock at an average price per share, after the applicable discount, of $1.09.

On October 13, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.8 million from the issuance of 1,908,956 shares of our common stock at an average price per share, after the applicable discount, of $0.94.

On October 21, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.9 million from the issuance of 2,100,790 shares of our common stock at an average price per share, after the applicable discount, of $0.90.

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

Our top priority is to secure strategic alliance partners and access to sufficient capital to maximize the inherent value in our KL4 surfactant technology.  Our lead pipeline programs, Surfaxin LS™, Aerosurf® and Surfaxin®, are focused initially on addressing the most significant respiratory conditions affecting pediatric populations.  Our lyophilized KL4 surfactant, beginning with Surfaxin LS™, is manufactured as a dry powder formulation and reconstituted as a liquid prior to use.  It may also potentially support future development of our pipeline of KL4 surfactant-based therapies.  Aerosurf® is our proprietary KL4 surfactant in aerosolized form, which we are developing using our proprietary Capillary Aerosolization Technology initially to treat premature infants at risk for RDS.  Premature infants with RDS currently are treated with surfactants that are administered by means of invasive endotracheal intubation and mechanical ventilation, procedures that frequently result in serious respiratory conditions and complications.  If approved, Aerosurf will make it possible to administer surfactant into the deep lung without subjecting patients to such invasive procedures.  We believe that Aerosurf has the potential to enable a significant increase in the use of SRT in pediatric medicine.

In connection with our New Drug Application (NDA) for Surfaxin (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants, in April 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration (FDA).  If approved, Surfaxin will represent the first synthetic, peptide-containing surfactant approved for use in pediatric medicine.  The FDA’s letter focused primarily on our fetal rabbit biological activity test (BAT), a quality control and stability release test for Surfaxin and our other KL4 pipeline programs.  We held a meeting with the FDA on June 2, 2009 and a teleconference with the FDA on September 29, 2009.  We believe that the guidance we received during these interactions with the FDA defines a path that could result in the potential approval of Surfaxin in the United States and could meaningfully support advancing our other pipeline product development programs (see “Surfaxin® for the Prevention of Respiratory Distress Syndrome in Premature Infants,” below).

We are actively assessing various strategic and financial alternatives to secure necessary capital and advance our KL4 respiratory pipeline programs to maximize shareholder value.  We would prefer to accomplish our objectives through strategic alliances.  Although we are presently actively engaged in discussions with potential strategic and financial partners, there can be no assurance that any strategic alliance or other financing transaction will be successfully concluded.   Until such time as we secure an alliance or complete another financing alternative, we continue to conserve our financial resources, predominantly by curtailing investments in our pipeline programs.

Over time, we plan to develop our KL4 surfactant technology into a robust pipeline of products that potentially will address a variety of debilitating respiratory conditions in a range of patient populations, from premature infants to adults, that suffer from severe and debilitating respiratory conditions for which there currently are few or no approved therapies.  We have an ongoing Phase 2 trial to potentially address Acute Respiratory Failure (ARF) and our KL4 surfactant is the subject of an investigator initiated trial assessing the safety, tolerability and short-term effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in patients with Cystic Fibrosis (CF).  In addition, we are conducting research and preclinical development with our KL4 surfactant to potentially address Acute Lung Injury (ALI), and other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).

Business Strategy Update

The following are updates to our Business Strategy (See our Annual Report on Form 10-K for the year ended December 31, 2008 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business – Business Strategy”):

•
Following receipt of the April 2009 FDA Complete Response Letter for Surfaxin, we reviewed all aspects of our business plan with an immediate intention to conserve cash.  As a result of this review, we implemented a fundamental change in our business strategy.  We are no longer planning to establish our own specialty pulmonary organization to commercialize our potential pediatric products, including Surfaxin, in the United States.  To secure capital and advance our KL4 surfactant pipeline programs, we are now seeking to reduce our financial burden by entering into strategic alliances in all markets, including the United States, to support our research and development programs and, if approved, to commercialize our products.

•
We are now seeking alliances that potentially provide non-dilutive capital in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses, and that leverage the individual expertise and capabilities of the parties.  We are also considering financial alternatives to secure the necessary capital to advance our KL4 respiratory pipeline programs.  We are currently in active discussions with several potential strategic and financial partners.  If successful, we believe that we will be in a position to advance our KL4 surfactant pipeline, meet our capital requirements, including potentially satisfying our loan with Novaquest (formerly PharmaBio Development Inc.), a strategic investment group of Quintiles Transnational Corp., and continue our operations. Although we are presently actively engaged in discussions with several potential strategic partners and financial parties, there can be no assurance that any strategic alliance or other financing transaction will be concluded.

•
In addition, to conserve our cash resources, we continue to manage our activities with the intent to conserve our financial resources, predominantly by curtailing investments in our pipeline programs.  Also, in April 2009, we implemented cost containment measures and reduced our workforce from 115 to 91 employees.  The workforce reduction was focused primarily in our commercial and corporate administrative groups.  We have successfully reduced the rate of cash outflow for operating activities, but at the same time we have retained the core capabilities needed to support development of our KL4 surfactant technology, including our quality, manufacturing and research and development resources.

•
To advance our KL4 pipeline products, as resources permit, we plan to make prudent investments in preclinical studies and our drug product and device development programs, and will focus our resources on being in a position to initiate key clinical programs after we have secured appropriate strategic alliances and necessary capital.  Our preparatory work is expected to include, where appropriate, discussions with U.S. and European regulatory authorities to gain information about the requirements for our regulatory packages and other planning activities required for the initiation of our planned clinical trials.

•
Effective August 13, 2009, Dr. Robert J. Capetola resigned his positions as our President and Chief Executive Officer and as a member of the Board of Directors.  The Board elected Mr. W. Thomas Amick, the Chairman of our Board, to serve as Chief Executive Officer on an interim basis.  Since his appointment, Mr. Amick has been actively involved in management’s strategic planning and discussions with potential strategic and financial partners.

As of September 30, 2009, we had cash and cash equivalents of $17.7 million.  Also as of September 30, 2009, under our two CEFFs, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $73.8 million. However, as of November 4, 2009, the May 2008 CEFF was unavailable because our stock price was below the minimum price required to utilize it.  (See “Liquidity and Capital Resources – Committed Equity Financing Facilities,” and “– Financings Pursuant to Common Stock Offerings”).  Also, as of September 30, 2009, our $10.4 million loan with Novaquest is classified as a current liability, payable in April 2010.  Our plans include pursuing a potential strategic restructuring of this loan, as well as assessing alternative means of financing its payment, although there can be no assurance that we will be successful in these efforts.

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances to support our product development activities and commercialization plans, and the ultimate success of our product development and commercialization plans.  We are currently focused on developing our lead KL4 surfactant products, Surfaxin LS, Aerosurf and Surfaxin, to address the most significant respiratory conditions affecting pediatric populations.  However, there can be no assurance that we will be able to secure strategic partners to support and advise our activities, that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all.  In addition to multiple strategic alternatives, we continue to consider potential additional financings and other similar opportunities to meet our capital requirements and continue our operations.  Even if we succeed in raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

 Potential RDS Market Opportunity

We believe the current market is underserved and constrained by limitations associated with the currently-approved animal-derived products.  Surfactants today are approved solely to address RDS in premature infants.  The annual revenue from the current surfactant market is estimated to be approximately $200 million worldwide (IMS Midas Data MAT, September 2008); however, we do not believe that this revenue value is indicative of the RDS revenue opportunity that we are pursuing.  With our synthetic KL4 surfactant and Capillary Aerosolization Technology platform, over time, we plan to potentially displace the animal-derived surfactants and treat many more of the premature infants that currently are not treated with surfactant therapy today.

Surfaxin LS™, a lyophilized (dry powder) formulation of Surfaxin, is administered in the same manner as Surfaxin and the currently-approved animal-derived surfactants.  However, Surfaxin LS is handled more conveniently than both Surfaxin and the currently-approved animal-derived surfactants and exhibits characteristics that may result in improved clinical performance.  We believe that the potential advantages and benefits of Surfaxin LS may support a market penetration and a significant price premium relative to today’s standard of care and could, over time, create a potential worldwide annual market opportunity approaching $250 million.

To avoid the risks associated with surfactant administration, which requires invasive intubation and mechanical ventilation, neonatologists generally prefer to treat RDS-diagnosed infants initially with nasal continuous positive air pressure (nCPAP).  Approximately 240,000 low birth weight infants are managed on nCPAP in the U.S. annually (Vermont Oxford Network Data, 2005/2006 (VON Data)).  However, nCPAP may fail in more than 50% (depending on gestational age, VON Data) of these infants, who will then require subsequent intubation and surfactant therapy, resulting in delayed surfactant therapy and potentially less favorable clinical outcomes (Soll, Cochrane Database of Systematic Reviews, 1997, Issue 4).  As a result, of the more than 500,000 patients at-risk for developing RDS in developed markets worldwide, less than 200,000 are treated with surfactant therapy today, including approximately 80,000 in the United States (VON Data, CDC National Vital Statistics, 2005, UNICEF Online Data Set, 2005).

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

Surfaxin LS and Aerosurf are investigational drugs currently under development and are subject to all of the risks and uncertainties associated with development-stage drug product candidates, including whether regulatory development and marketing approvals can be successfully obtained.  Examples of these and other risks and uncertainties are included in our Annual Report on Form 10K for the year ended December 31, 2008, as amended, and in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission including, without limitation, the most recent reports on Form and 8-K.

Research and Development Update – KL4 Surfactant Pipeline Programs

Our first priority is to maximize the inherent value in our KL4 surfactant technology.  Our lead pipeline programs, Surfaxin LS™, Aerosurf® and Surfaxin®, are focused initially on addressing the most significant respiratory conditions affecting pediatric populations, beginning with RDS.  We believe that we will be able to use the established proof-of-efficacy of Surfaxin to minimize development risk and potentially greatly improve the management of RDS, while expanding the use of surfactants to treat significantly more patients.

Programs Addressing Respiratory Distress Syndrome (RDS)

RDS is one of the most common, potentially life-threatening disorders, with more than 500,000 low-birth-weight premature infants at risk globally each year.  However, fewer than 200,000 infants per year now receive the currently-approved, animal-derived surfactants (Von Data) because healthcare practitioners try to avoid the risks associated with intubation and mechanical ventilation, which are presently required for surfactant administration.  (See “Overview – Business Strategy Update – Our Potential Market Opportunities”).  If the risk of intubation and mechanical ventilation could be reduced or eliminated, the surfactant-eligible RDS patient population could be significantly expanded.  Our advanced-stage RDS programs include:

Surfaxin LS™

Surfaxin LS is a lyophilized (dry powder) formulation of KL4 surfactant intended to improve product ease of use for healthcare practitioners, eliminate the need for cold-chain storage, and potentially further improve product clinical performance.  We are presently conducting preclinical studies and plan to meet with U.S. and European regulatory authorities to present a development program entailing the conduct of a single Phase 3 clinical trial for global registration.  We anticipate initiating a clinical program after we have secured appropriate strategic alliances and necessary capital.

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

Surfaxin® for the Prevention of Respiratory Distress Syndrome in Premature Infants

In April 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application (NDA) for our first product based on our novel KL4 surfactant technology, Surfaxin® (lucinactant) for the prevention of Respiratory Distress Syndrome (RDS) in premature infants.  The letter focused primarily on our fetal rabbit biological activity test (BAT), a quality control and stability release test and one of the many analytical Quality Control tests for Surfaxin and our other KL4 pipeline programs, including (a) whether preclinical data generated using both a well-established preterm lamb model of RDS and the BAT had established to the FDA’s satisfaction that Surfaxin drug product used in Phase 3 clinical trials is comparable to the to-be-manufactured commercial drug product (Comparability), and (b) whether the BAT can adequately distinguish change in Surfaxin biological activity over time.  The Complete Response Letter also included, among other things, (i) a request to tighten one drug product specification, which we can readily implement, (ii) routine requests to update safety and other information in the NDA, and (iii) information requests about certain regulatory matters.  In addition, the FDA indicated that it has approved the trade name Surfaxin.  Following receipt of the Complete Response Letter, we requested an “end-of-review” meeting with the FDA, which occurred on June 2, 2009.

At the June 2, 2009 meeting, we presented a compilation of previously-submitted data from the preterm lamb model and BAT studies together with a comprehensive statistical evaluation of that data (in the form of a comparative regression analysis) that was intended to establish Comparability.  The FDA indicated that, instead of comparative regression analysis, it would require that data generated from the preterm lamb model and BAT studies must demonstrate, in a point-to-point analysis, the same relative changes in respiratory compliance between both models over time. Taking this newly-defined standard into account and the expected variability inherent in animal models, we think it unlikely that we can establish Comparability with existing preclinical data.  The FDA suggested that, to demonstrate Comparability and increase the likelihood of gaining Surfaxin approval, we could consider conducting a limited clinical trial.

Also at the June 2 meeting, we discussed our ongoing efforts to further refine the BAT in accordance with our continuing quality improvement initiatives.  We believe that the BAT, as an ICH validated method, represents an acceptable quality control test to assess biological activity and are continuing to employ the BAT during the conduct of ongoing clinical trials addressing Acute Respiratory Failure and Cystic Fibrosis, consistent with guidance from the FDA, and plan to use the BAT in our pending clinical programs, Surfaxin LS and Aerosurf for RDS.

On September 29, 2009, we held a teleconference with the FDA to discuss our plans to optimize the BAT, the design of a proposed limited clinical trial, and whether conducting such a trial while simultaneously employing the optimized BAT could potentially resolve the key remaining requirement for Surfaxin approval.  The FDA indicated that our proposed program to optimize and validate the BAT is reasonable. The program is intended, among other things, to confirm that the BAT can adequately distinguish change in Surfaxin biological activity over time.  Based on our discussions, we believe that we will be able to optimize the BAT to the satisfaction of the FDA.  We intend to employ the optimized BAT in conjunction with all of our KL4 surfactant pipeline programs, including the potential limited Surfaxin clinical trial.

At the September 2009 teleconference, we also discussed a limited clinical trial design intended primarily to assess a pharmacodynamic (PD) response following Surfaxin administration in preterm infants with RDS. This design was selected to address FDA requirements for Surfaxin approval while limiting trial expense and duration.  The FDA indicated that a PD-based approach is consistent with their expectation for a limited clinical trial and provided direction regarding trial design specifics.  However, the final clinical trial design, from which we will be able to estimate expense and duration of the trial, is subject to FDA review following submission of a formal protocol.  We have been collaborating with leading academic neonatologists to finalize the protocol and anticipate submitting it to the FDA in mid-fourth quarter 2009.  Based on the FDA’s guidelines, we expect that we may receive the FDA’s comments early in the first quarter 2010.  When received, we will estimate the expected costs and duration of the trial and, with existing and potential new partners, we will make a strategic assessment as to the appropriate level and timing of any investment in a potential limited clinical trial for Surfaxin for RDS.

Our Other KL4 Surfactant Programs

We believe that our KL4 surfactant technology also has the potential to address a range of other serious and debilitating neonatal and pediatric indications, many of which represent significant unmet medical needs, potentially redefining pediatric respiratory medicine.

Acute Respiratory Failure (ARF) and Acute Lung Injury (ALI)

ARF and ALI are severe respiratory conditions associated with prolonged critical care intervention, including mechanical ventilation. Both of these serious medical conditions often entail surfactant dysfunction.  Patient management typically includes prolonged critical care intervention, including mechanical ventilation.  No medications are currently approved for these debilitating conditions.

ARF occurs after patients have been exposed to serious respiratory infections, such as influenza (including the type A serotype referred to as H1N1) or respiratory syncytial virus (RSV).  Hospitalization following influenza or other viral infection is associated with high mortality, morbidity and significant healthcare cost.

We are conducting a Phase 2 ARF clinical trial to determine whether Surfaxin improves lung function and reduces duration of mechanical ventilation in children up to two years of age diagnosed with ARF.  Trial enrollment has been conducted in the northern and southern hemispheres to track with viral season peaks.  As H1N1-influenza has reached pandemic levels, participating trial centers have observed an escalating frequency of this specific diagnosis and H1N1-confirmed patients have been enrolled in this trial.  Presently, enrollment is approximately 90% complete with full enrollment expected in the first quarter of 2010 and top-line results becoming available shortly thereafter.

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

We believe that our KL4 surfactant technology may, whether administered as a rescue therapy into the endotracheal tube or as a less-invasive surfactant aerosol earlier in the course of respiratory compromise to prevent the progression of disease, provide for a series of novel solutions for patients that require critical care intervention following exposure to viral pathogens.  As of last week, separate from typical seasonal influenza, the World Health Organization reported more than 440,000 confirmed H1N1 cases with more than 5,700 attributable deaths while acknowledging that its reporting methodology underestimates true frequency. In the United States to date, 45% of H1N1-related hospitalizations have occurred in the pediatric population. Discovery Labs has met with U.S. Government officials to explore whether funding can be obtained for programs to address respiratory disease following exposure to viral pathogens.

Cystic Fibrosis (CF)

CF is characterized by a genetic mutation that results in the production of thick, viscous mucus that is difficult to clear from the airways and typically leads to life-threatening respiratory infections.  Preclinical and exploratory clinical studies suggest that therapeutic surfactants may improve lung function by loosening mucus and making it easier to clear.  Aerosolized KL4 surfactant is being evaluated in an investigator-initiated Phase 2a clinical trial in CF patients.  The trial is being conducted at The University of North Carolina and is funded primarily through a grant provided by the Cystic Fibrosis Foundation.  The trial has been designed to assess the safety, tolerability and short-term effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in CF patients. The results from this trial are anticipated in the first half of 2010.

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

RESULTS OF OPERATIONS

The net loss for the three and nine months ended September 30, 2009 was $7.2 million (or $0.06 per share) and $24.1 million (or $0.22 per share), respectively.  The net loss for the three and nine months ended September 30, 2008 were $10.6 million (or $0.11 per share) and $30.6 million (or $0.31 per share), respectively.

Revenue from Collaborative Arrangements and Grants

We did not earn any revenue during the three and nine months ended September 30, 2009.

In March 2008, we restructured our strategic alliance agreement with Philip Morris USA Inc. d/b/a Chrysalis Technologies (Chrysalis).  See our Annual Report on Form 10-K for the year ended December 31, 2008 – Note 12 to our Consolidated Financial Statements.  Under the modified agreement, Chrysalis agreed to pay us $4.5 million to support future development of our Capillary Aerosolization Technology, of which $2.0 million became payable upon execution of the revised agreement in March 2008 and $2.5 million became payable upon completion of a technology transfer to us in June 2008.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2009 were $4.5 million and $15.2 million, respectively.  Research and development expenses for the three and nine months ended September 30, 2008 were $6.7 million and $21.4 million, respectively.  These costs are charged to operations as incurred and are tracked by category, as follows:

( in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development Expenses:	2009	2008	2009	2008

Manufacturing development	$2,638	$3,286	$8,898	$12,658
Development operations	915	1,910	3,717	5,900
Direct preclinical and clinical programs	977	1,528	2,574	2,837
Total Research & Development Expenses (1)	$4,530	$6,724	$15,189	$21,395

(1)
Included in research and development expenses are charges associated with stock-based employee compensation in accordance with the provisions of ASC Topic 718 (formerly FASB Statement of Financial Accounting Standards No. 123R).  For the three and nine months ended September 30, 2009, these charges were $0.1 million and $0.5 million, respectively.  For the three and nine months ended September 30, 2008, these charges were $0.4 million and $1.1 million, respectively.

The decrease in research and development expenses for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily reflects:

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

The decrease in manufacturing development expenses of approximately $0.6 million and $3.8 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, is primarily due to: (i) expenditures in 2008 to support our quality assurance and analytical chemistry capabilities, including implementation and validation of analytical methods and quality testing of drug product for our development programs; (ii) expenditures in 2008 for the design, development and manufacture of the initial prototype version of our novel capillary aerosolization systems to be used in our anticipated Phase 2 clinical trials; and (iii) a reduction in expenditures in 2009 related to our efforts to conserve financial resources while we focused on potentially gaining regulatory approval for Surfaxin in the United States and as we pursue strategic and financial alternatives to secure necessary capital to further advance our KL4 respiratory pipeline programs.

Manufacturing development expenses included charges associated with stock-based employee compensation in accordance with the provisions of ASC Topic 718.  For the three and nine months ended September 30, 2009, these charges were $44,000 and $0.3 million, respectively.   For the three and nine months ended September 30, 2008, these charges were $0.2 million and $0.6 million, respectively.

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

The decrease in development operations expenses of approximately $1.0 million and $2.2 million, respectively,  for the three and nine months ended September 30, 2009, as compared to the same period in 2008, is primarily due to (i) expenditures in the first half of 2008 associated with our medical affairs capabilities, including medical science liaisons and symposiums at key pediatric medical meetings in anticipation of the potential approval and commercial launch of Surfaxin in May 2008; and (ii) a reduction in expenditures in 2009 related to our efforts to conserve financial resources while we focused on potentially gaining regulatory approval for Surfaxin in the United States and as we pursue strategic and financial alternatives to secure necessary capital to further advance our KL4 respiratory pipeline programs.

Development operations expenses included charges associated with stock-based employee compensation in accordance with the provisions of ASC Topic 718.  For the three and nine months ended September 30, 2009, these charges were $40,000 and $0.2 million, respectively.   For the three and nine months ended September 30, 2008, these charges were $0.2 million and $0.5 million, respectively.

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

Direct preclinical and clinical programs expenses for the three and nine months ended September 30, 2009 primarily included: (i) activities associated with the ongoing Phase 2 clinical trials of Surfaxin for children with Acute Respiratory Failure (ARF) as well as clinical drug supply for the ongoing investigator-initiated trial for Cystic Fibrosis; (ii) preclinical activities and product characterization testing of our lyophilized form of Surfaxin; and (iii) preclinical and preparatory activities for anticipated Phase 2 clinical trials for Aerosurf for RDS in premature infants.

Direct preclinical and clinical programs expenses for the three and nine months ended September 30, 2008 primarily included: (i) activities associated with the Phase 2 clinical trial of Surfaxin for children with ARF; and (ii) preclinical activities for our Aerosurf program.

In an effort to conserve our financial resources, we plan to continue limiting investments in preclinical and clinical programs until we have secured appropriate strategic alliances and necessary capital.  Where appropriate, we plan to meet with U.S. and European regulatory authorities to discuss the requirements for our regulatory packages, including potential trial design requirements, to prepare for our planned clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs of executive management, business and commercial development, finance and accounting, intellectual property and legal, human resources, information technology, facility and other administrative costs.

General and administrative expenses for the three and nine months ended September 30, 2009 were $2.4 million and $8.1 million, respectively.  General and administrative expenses for the three and nine months ended September 30, 2008 were $3.7 million and $13.3 million, respectively.  Additionally, general and administrative expenses included charges associated with stock-based employee compensation in accordance with the provisions of ASC Topic 718.  For the three and nine months ended September 30, 2009, these charges were $0.3 million and $1.7 million, respectively.   For the three and nine months ended September 30, 2008, these charges were $0.8 million and $2.3 million, respectively.

The decrease of approximately $1.3 million and $5.2 million in general and administrative expenses for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, is primarily due to pre-launch commercial activities in the first half of 2008 in anticipation of the potential approval and commercial launch of Surfaxin in May 2008.  Following receipt of an Approvable Letter in May 2008, we scaled back our pre-launch commercial activities.  Throughout the remainder of 2008 and the first half of 2009, we made only limited our investment in our commercial capabilities while we focused on potentially gaining regulatory approval for Surfaxin in the United States.  Since receiving a Complete Response Letter for Surfaxin in April 2009, we have revised our business strategy (see “Commercial Strategy and Cost Containment Measures”, below) and have further curtailed investment in commercial capabilities.

Commercial Strategy and Cost Containment Measures

Rather than incur the significant expense to establish our own specialty pulmonary commercial organization, we are now seeking to reduce our financial burden by entering into strategic alliances in all markets, including the United States, to support our research and development programs and, if approved, to commercialize our products.   Although we are presently actively engaged in discussions with potential strategic and financial partners, there can be no assurance that any strategic alliance or other financing transaction will be successfully concluded.   Until such time as we secure an alliance or complete another financing alternative, we continue to conserve our financial resources by predominantly limiting investments in our pipeline programs.

In addition, following receipt in April 2009 of a Complete Response Letter for Surfaxin, to conserve our cash resources, we implemented cost containment measures and reduced our workforce from 115 to 91 employees.  The workforce reduction was focused primarily in our commercial and corporate administrative groups.  We incurred a one-time charge of $0.6 million ($0.4 million in general and administrative expenses and $0.2 million in research and development expenses) in the quarter ending June 30, 2009 related to the workforce reduction.

Other Income and (Expense)

Other income and (expense) for the three and nine months ended September 30, 2009 were $(0.2) million and $(0.8) million, respectively.  Other income and (expense) for the three and nine months ended September 30, 2008 were $(0.2) million and $(0.5) million, respectively.

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income	$8	$142	$29	$795
Interest expense	(252)	(380)	(834)	(1,264)
Other income / (expense)	-	(1)	-	3
Other income / (expense), net	$(244)	$(239)	$(805)	$(466)

Interest income consists of interest earned on our cash and marketable securities.  During the second half of 2008, we transferred most of our cash and marketable securities into a treasury-based money market fund to ensure preservation of capital.  The decrease in interest income in 2009 is primarily due to a significant decline in the interest rate for this fund, consistent with overall market trends.  Our earned interest rates have declined from approximately 1.64% in the first three quarters of 2008 to approximately 0.03% for the first three quarters of 2009.  Additionally, our average cash and marketable securities balance declined from $35.5 million for the first three quarters of 2008 to $20.1 million for the first three quarters of 2009.

Interest expense consists of interest accrued on the outstanding balance of our loan with Novaquest and under our equipment financing facilities.  In addition, interest expense includes expenses associated with the amortization of deferred financing costs for warrants issued to Novaquest in October 2006 as consideration for a restructuring of our loan in 2006.  The decrease in interest expense for the three and nine months ended September 30, 2009 as compared to the same periods for 2008 is due to a decline in the variable interest rate on our Novaquest loan and a reduction in the outstanding principal balances on our equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since inception due to investments in research and development, manufacturing and potential commercialization activities and we expect to continue to incur substantial losses over the next several years.  Historically, we have funded our business operations through various sources, including public and private securities offerings, financings under our Committed Equity Financing Facilities (CEFFs), capital equipment and debt facilities, and strategic alliances.  We expect to continue to fund our business operations through a combination of these sources.  We continue to assess various strategic and financial alternatives to secure necessary capital and advance our KL4 respiratory pipeline programs to maximize shareholder value. Although we are presently actively engaged in discussions with several potential strategic partners and financial investors, there can be no assurance that any such strategic alliance or other financing transaction will be successfully concluded.

As of September 30, 2009, we had $10.4 million outstanding under our loan with Novaquest.  The outstanding principal and all accrued interest on this loan is due and payable on April 30, 2010.  Our plans include pursuing a potential restructuring of this loan, as well as assessing alternative means of financing its payment, although there can be no assurance that we will be successful in these efforts.

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances to support our product development activities and commercialization plans, and the ultimate success of our product development and commercialization plans.  We are currently focused on developing our lead KL4 surfactant products, Surfaxin LS, Aerosurf and Surfaxin, to address the most significant respiratory conditions affecting pediatric populations.  However, there can be no assurance that we will be able to secure strategic partners to support and advise our activities, that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all.  In addition to multiple strategic alternatives, we continue to consider potential additional financings and other similar opportunities to meet our capital requirements and continue our operations.  Even if we succeed in raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

As of September 30, 2009, we had cash and cash equivalents of $17.7 million.  Also as of September 30, 2009, under our two CEFFs, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $73.8 million.  In May 2009, we completed a registered direct public offering resulting in gross proceeds of $11.3 million ($10.5 million net).  Through September 30, 2009 we raised an aggregate of $6.6 million from seven draw-downs under our CEFFs in 2009.  In October 2009, we raised an additional $4.3 million from three draw-downs under our CEFFs.  However, as of November 4, 2009, the May 2008 CEFF was unavailable because our stock price was below the minimum price required to utilize it. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities, and “– Financings Pursuant to Common Stock Offerings.”

Until we are able to secure a strategic alliance or complete a financing transaction to generate required capital, we continue to conserve our financial resources by predominantly limiting investments in our pipeline programs.  We also initiated a workforce reduction in the second quarter 2009 (see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Commercial Strategy and Cost Containment Measures”.)

The accompanying interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, through strategic and collaborative ventures with potential partners and/or future debt and equity financings, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In addition, as of September 30, 2009, we have authorized capital available for issuance (and not otherwise reserved) of approximately 500,000 shares of common stock.  In our 2009 proxy statement filed with the SEC on October 19, 2009 we presented to our stockholders, for approval at our Annual Meeting of Stockholders on December 7, 2009, a proposal to increase the number of our authorized shares of Common Stock available for issuance by 200 million shares from 180 million to 380 million.  If this proposal is not approved, we may be unable to undertake additional financings without first seeking stockholder approval, a process that would require a special meeting of stockholders, is time-consuming and expensive and could impair our ability to efficiently raise capital when needed, if at all.  In that case, we may be forced to further limit development of many, if not all, of our programs.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our balance sheet does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Cash Flows

As of September 30, 2009, we had cash and cash equivalents of $17.7 million compared to $24.8 million as of December 31, 2008, a decrease of $7.1 million.  The decrease is primarily due to $21.4 million used for operating activities and $2.3 million used for debt service, offset by net proceeds of $10.5 million received from the May 2009 financing from the issuance of 14.0 million shares of our common stock and warrants to purchase seven million shares of common stock, and $6.1 million received from the issuance of 6.2 million shares of common stock pursuant to financings under our CEFFs.

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $21.4 million and $23.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Our cash flows used in operating activities are a result of our net operating losses adjusted for non-cash items associated with stock-based compensation, depreciation and changes in our accounts payable, accrued liabilities and receivables.

Cash Flows from/(used in) Investing Activities

Cash flows from/(used in) investing activities included purchases of equipment of $0.1 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Cash Flows from/(used in) Financing Activities

Cash flows from financing activities were $14.2 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Cash flows from financing activities for the nine months ended September 30, 2009 included net proceeds of $10.5 million from the May 2009 registered direct offering and $6.1 million from financings pursuant to our CEFFs, offset by principal payments on our equipment loan facilities of $2.3 million.  Cash flows used in financing activities for the nine months ended September 30, 2008 included $4.2 million from financings pursuant to our CEFF, $0.9 million of proceeds from our equipment financing facilities, offset by $2.1 million of debt service payments under our equipment loan.

Committed Equity Financing Facilities (CEFFs)

As of September 30, 2009, we had two CEFFs that we entered into on December 12, 2008 (December 2008 CEFF) and May 22, 2008 (May 2008 CEFF) that allow us to raise capital for a period of two years ending February 6, 2011 and three years ending June 18, 2011, respectively, at the time and in amounts deemed suitable to us.  A third CEFF expired on May 12, 2009.  However, as of November 4, 2009, the May 2008 CEFF was unavailable because our stock price was below the minimum price required to utilize it.

Under the December 2008 CEFF, as of September 30, 2009, we had 11.1 million shares potentially available for issuance (up to a maximum of $21.4 million), provided that the volume weighted-average price of our common stock on each trading day (VWAP) must be at least equal to the greater of (i) $.60 or (ii) 90% of the closing price of our common stock on the trading day immediately preceding the draw down period (Minimum VWAP).  Under the May 2008 CEFF, as of September 30, 2009, we had approximately 13.3 million shares potentially available for issuance (up to a maximum of $52.3 million), provided that the VWAP on each trading day must be at least the greater of $1.15 or the Minimum VWAP.  Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See our Annual Report on Form 10-K for the year ended December 31, 2008 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility (CEFF)”).  We anticipate using our CEFFs (at such times our stock price is at a level above the CEFF minimum price requirement) to support our working capital needs and maintain cash availability into 2010.

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

On September 23, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.6 million from the issuance of 1,793,258 shares of our common stock at an average price per share, after the applicable discount, of $0.88.

On October 13, 2009, we completed a financing under the May 2008 CEFF resulting in gross proceeds of approximately $0.6 million from the issuance of 558,689 shares of our common stock at an average price per share, after the applicable discount, of $1.09.

On October 13, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.8 million from the issuance of 1,908,956 shares of our common stock at an average price per share, after the applicable discount, of $0.94.

On October 21, 2009, we completed a financing under the December 2008 CEFF resulting in gross proceeds of approximately $1.9 million from the issuance of 2,100,790 shares of our common stock at an average price per share, after the applicable discount, of $0.90.

Financings Pursuant to Common Stock Offerings

Historically, we have funded, and expect that we may continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  In June 2008, we filed a universal shelf registration statement on Form S-3 (No. 333-151654) (2008 Universal Shelf) with the SEC for the proposed offering from time to time of up to $150 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.

Financing under the 2008 Universal Shelf

On May 13, 2009, we completed a registered direct public offering that resulted in gross proceeds of $11.3 million ($10.5 million net proceeds) from the issuance of 14.0 million shares of our common stock and warrants to purchase seven million shares of common stock.  The shares were sold to select institutional investors at a price of $0.81 for each share of common stock, together with a related warrant to purchase 0.5 shares of common stock.  The warrants are exercisable for a period of five years at an exercise price of $1.15 per share.  Lazard Capital Markets LLC acted as the exclusive placement agent for the offering and received a fee of 6% of the gross proceeds of the offering and reimbursement of certain expenses incurred by it in connection with the offering.  Under the Placement Agent Agreement, we agreed not to draw down on our CEFFs for a period of 30 days after the offering, and, for the 60 days following that date, agreed to an aggregate draw down limit of 2% of our outstanding common stock, and also agreed not to sell, for a period of 90 days following the entry into the definitive agreements, any of our common stock other than in connection with the offering, pursuant to employee benefit plans, or in connection with strategic alliances involving us and a strategic partner.  In addition, each of our directors and select executive officers agreed to 90 day lock-up provisions with regard to future sales of our common stock, which expired on August 16, 2009.  The common stock issued and issuable by exercise of the warrants in connection with this offering is covered by the 2008 Universal Shelf.

As of September 30, 2009, there was $138.7 million remaining available under the 2008 Universal Shelf for potential future offerings.

 Debt

Historically, we have, and expect to continue to, fund our business operations through various sources, including debt arrangements such as credit facilities and equipment financing facilities.

Loan with Novaquest (formerly PharmaBio Development Inc.), a strategic investment group of Quintiles Transnational Corp.

We have a loan with Novaquest that is due and payable on April 30, 2010, together with interest since October 1, 2006, accrued at the prime rate, compounded annually.  See our Annual Report on Form 10-K for the year ended December 31, 2008 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Loan with PharmaBio.”  We may repay the loan, in whole or in part, at any time without prepayment penalty or premium.  Our obligations to Novaquest are secured by a security interest in substantially all of our assets, subject to limited exceptions set forth in the security agreement.  As of September 30, 2009, the outstanding balance under the loan was $10.4 million ($8.5 million of pre-restructured principal and $1.9 million of accrued interest) and was classified as a short-term loan payable (current liability) on the Consolidated Balance Sheets.  Our plans include pursuing a potential strategic restructuring of this loan, as well as assessing alternative means of financing its payment, although there can be no assurance that we will be successful in these efforts.

Equipment Financing Facilities

In May 2007, we entered into a Credit and Security Agreement with GE Business Financial Services Inc. (GE, formerly Merrill Lynch Business Financial Services Inc.), pursuant to which GE agreed to provide us a $12.5 million facility (Facility) to fund our capital programs.  The right to draw under this Facility expired on November 30, 2008.  See our Annual Report on Form 10-K for the year ended December 31, 2008 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Equipment Financing Facilities.”  As of September 30, 2009, approximately $0.8 million was outstanding under the facility ($0.6 million classified as current liabilities and $0.2 million as long-term liabilities).

Contractual Obligations and Commitments

During the nine-month period ended September 30, 2009, there were no material changes to our contractual obligations and commitments disclosures as set forth in our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations”, except as noted below.

Effective August 13, 2009, Dr. Robert J. Capetola resigned his positions as our President and Chief Executive Officer and as a member of our Board of Directors (Board).  The Board elected Mr. W. Thomas Amick, Chairman of the Board, to serve as Chief Executive Officer on an interim basis.  We entered into a separation agreement and general release (Separation Agreement) with Dr. Capetola providing for (i) an upfront severance payment of $250,000, and (ii) periodic payments in an amount equal to his base salary (calculated at a rate of $490,000 per annum), in accordance with our payroll practices and less required withholdings.  The periodic payments will end the earlier of (x) May 3, 2010 or (y) the date, if ever, that a Corporate Transaction (as defined below) occurs.  In addition, Dr. Capetola will be entitled to (A) continuation of medical benefits and insurance coverage for a period of 24 or 27 months, depending upon circumstances, and (B) accelerated vesting of all outstanding restricted shares and options, which shall remain exercisable to the end of their stated terms.  The Separation Agreement provides further that, upon the occurrence of a Corporate Transaction prior to May 4, 2010, Dr. Capetola will receive a payment of up to $1,580,000 or, if any such Corporate Transaction also constitutes a Change of Control (as such term is defined in the Separation Agreement), a payment of up to $1,777,500; provided, however, that, in each case, any such payment will be reduced by the sum of the amounts described in clauses (i) and (ii) of this paragraph that theretofore have been paid.  A “Corporate Transaction” is defined in the Separation Agreement as (1) one or more corporate partnering or strategic alliance transactions, Business Combinations or public or private financings that (A) are completed during the Severance Period (as defined in the Separation Agreement) and (B) result in cash proceeds (net of transaction costs) to the Company of at least $20 million received during the Severance Period or within 90 calendar days thereafter, or (2) an acquisition of the Company, by business combination or other similar transaction, that occurs during the Severance Period and the consideration paid to stockholders of the Company, in cash or securities, is at least $20 million.  For this purpose, net proceeds will be calculated without taking into account any amounts received by the Company as reimbursement for costs of development and research activities to be performed in connection with any such transaction.

In connection with his appointment as interim Chief Executive Officer, we entered into an agreement (the CEO Agreement) pursuant to which Mr. Amick will be paid at a per diem rate of $3,000.  In addition, on September 3, 2009, in accordance with the CEO Agreement, the Compensation Committee of our Board authorized a grant of options to Mr. Amick to purchase 60,000 shares of common stock of the Company under our 2007 Long-Term Incentive Plan (Plan) at an exercise price of  $0.49 per share, the closing market price of our common stock on the date of grant.  The option grant, in part, replaces an automatic grant of options to purchase 30,000 shares of our common stock that Mr. Amick would have received under the Plan as a non-executive Chairman of the Board.  The options will vest in full on the first anniversary date of the grant.

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

Receipt of the Complete Response Letter in April 2009 has further delayed the FDA’s review of our NDA for Surfaxin for the prevention of RDS in premature infants.  See “Management’s Discussion and Analysis of Financial condition and Results of Operations – Research and Development Update – KL4 Surfactant Pipeline Programs
 – Programs Addressing Respiratory Distress Syndrome (RDS) – Surfaxin® for the Prevention of Respiratory Distress Syndrome in Premature Infants.”  In its letter, the FDA focused primarily on certain aspects of a Surfaxin fetal rabbit biological activity test (BAT).  At an “end of review” meeting with the FDA that occurred on June 2, 2009, we presented a comprehensive statistical evaluation of data from preterm lamb model and BAT studies (in the form of a comparative regression analysis) that we believed were sufficient to respond to the FDA’s requirements.  However, the FDA indicated that, instead of accepting our comparative regression analysis, it would require that data generated from the preterm lamb model and BAT studies must demonstrate, in a point-to-point analysis, the same relative changes in respiratory compliance between both models over time. Taking this newly-defined standard into account and the expected variability inherent in animal models, we think it unlikely that we can resolve the remaining requirements for Surfaxin approval with existing preclinical data.  The FDA suggested that, to increase the likelihood of gaining Surfaxin approval, we could consider conducting a limited clinical trial.

In September 2009, we held a teleconference with the FDA to discuss our plans to optimize the BAT, the design of a proposed limited clinical trial, and whether conducting such a trial while simultaneously employing the optimized BAT could potentially resolve the key remaining requirement for Surfaxin approval.  Based on our discussions, we believe that we will be able to optimize the BAT to the satisfaction of the FDA.  However, if we fail to satisfy the FDA’s concerns, this could potentially have a material adverse effect on our business and could delay all of our KL4 surfactant pipeline development programs, including any potential limited Surfaxin clinical trial.

At the September 2009 teleconference, we also discussed a limited clinical trial design intended primarily to assess a pharmacodynamic (PD) response following Surfaxin administration in preterm infants with RDS. The FDA indicated that a PD-based approach is consistent with their expectation for a limited clinical trial and provided direction regarding trial design specifics.  However, the final clinical trial design, from which we will be able to estimate expense and duration of the trial, is subject to FDA review following submission of a formal protocol.  We have been collaborating with leading academic neonatologists to finalize the protocol and anticipate submitting it to the FDA in mid-fourth quarter 2009.  After the trial design is finalized, we will be able to estimate the expected costs and duration of the trial and, with existing and potential new partners, make a strategic assessment as to the appropriate level and timing of any investment in a potential limited clinical trial for Surfaxin for RDS.  Even if we determine to proceed with such a trial, ultimately, the FDA may not approve Surfaxin for RDS in premature infants.  Any failure to secure FDA approval or further delay associated with the FDA’s review process would have a material adverse effect on our business.

The April 2009 Complete Response Letter and the resulting delay in our gaining approval of Surfaxin have caused us to make fundamental changes in our business strategy and take additional steps to conserve our financial resources, which may subject us to unanticipated risks and uncertainties.

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

In light of our interactions with the FDA concerning Surfaxin and the resulting delay, we have made fundamental changes in our business strategy.  To secure capital and advance our KL4 surfactant pipeline programs, we are seeking to reduce our financial burden by entering into strategic alliances in all markets, including, the United States.  We are now seeking alliances that potentially provide non-dilutive capital in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses, and that leverage the individual expertise and capabilities of the parties.  In addition to multiple strategic alternatives, we are also considering potential additional financings and other similar opportunities to meet our capital requirements, including potentially satisfying our loan with Novaquest, and continue our operations.  As we continue to manage our cash resources and work towards securing potential strategic alliances, we are curtailing our investment in research and development programs, which will likely cause us to experience additional delays.  While we remain reasonably confident that we can achieve our goals, our timelines may be extended.  Also, as we reassess our regulatory position and financial resources, at any time we may implement additional and potentially significant changes to our development plans and our operations as we seek to strengthen our financial and operational position.  Such changes, if adopted, could prove to be disruptive and detrimental to our development programs.

Our revised business plan, if successful, will cause us to be dependent upon strategic partners to fund and support our research and development initiatives and for the marketing and sales of our drug and drug-device combination products for neonatal and pediatric applications, both in the United States and in international markets, which will subject us to risks and uncertainties.

Before we received the Complete Response Letter for Surfaxin, we had planned to develop by ourselves our KL4 surfactant pipeline for neonatal and pediatric applications in the United States and, if approved, launch our products in the U. S. using our own fully-integrated pediatric franchise with our own specialty pulmonary commercial organization in the United States.  Our plans also included launching our products outside the U.S. through strategic partnerships.  We have now revised this strategy and are seeking strategic alliances in all markets, including the United States.  If we are able to secure such strategic alliances, our ability to execute our current operating plan will be dependent on numerous factors, including, the performance of third-party strategic partners and collaborators with whom we may contract.  Under such arrangements, our partners may control key decisions relating to the development of our products.  The rights of our partners would limit our flexibility in considering development strategies and in the alternatives for the commercialization of our products.  If we are successful in entering into strategic alliance agreements, if we breach or terminate the agreements that make up these arrangements or if our strategic partners otherwise fail to conduct their activities in a timely manner or if there is a dispute about their respective obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability to commercialize our products in the United States.  If we fail to successfully develop these relationships or if our partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner and would have a material adverse effect on the commercialization of our products.

In addition, as we no longer plan to build our own sales and marketing organization in the United States, we will be dependent upon strategic partners for the marketing and sales of our KL4 surfactant products for neonatal and pediatric applications.  If we are unable to identify strategic partners or do not succeed in entering into these agreements, or if we or our strategic partners and collaborators do not perform under such agreements, it would have a material adverse effect on our ability to commercialize our products.  In addition, if we do not succeed in securing marketing and sales capabilities, the commercial launch of our products in the United States may be delayed.

In light of the change in our business strategy, the delay in potentially gaining approval for Surfaxin, and our decision to focus on our KL4 surfactant pipeline, initially Surfaxin LS™ and Aerosurf®, we will require significant additional capital to continue our planned research and development activities and continue to operate as a going concern.  Moreover, such additional financing could result in equity dilution.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, through strategic alliances and other financing alternatives, with potential partners and/or future debt and equity financings, we will likely not have sufficient cash flow and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In addition, as of September 30, 2009, we have authorized capital available for issuance (and not otherwise reserved) of approximately 500,000 shares of common stock.    In our 2009 proxy statement filed with the SEC on October 19, 2009 we presented to our stockholders, for approval at our Annual Meeting of Stockholders on December 7, 2009, a proposal to increase the number of our authorized shares of Common Stock available for issuance by 200 million shares from 180 million to 380 million.  If this proposal is not approved, we may be unable to undertake additional financings without first seeking stockholder approval, a process that would require a special meeting of stockholders, is time-consuming and expensive and could impair our ability to efficiently raise capital when needed, if at all.  In that case, we may be forced to further limit development of many, if not all, of our programs.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

In addition, the ongoing credit environment and related instability in the global financial system may have an impact on our business and our financial condition.  We may face significant challenges if conditions in the financial markets do not significantly improve, including an inability to access the capital markets at a time when we would like or require, and an increased cost of capital.  Except for our CEFFs, we currently do not have arrangements to obtain additional financing.  Any such financing could be difficult to obtain, only available on unattractive terms or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Furthermore, if the market price of our common stock were to decline, we could cease to meet the financial requirements to maintain the listing of our common stock on The Nasdaq Global Market.  In addition, failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan, financial performance and stock price and could require the delay of new product development and clinical trial plans.

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

Our common stock has not traded consistently at a price above  $1.00 per share, which subjects us to the risk of failing to comply with the Nasdaq Stock Market LLC (Nasdaq) listing requirement.  If our stock were no longer listed on Nasdaq, the liquidity of our securities would be impaired, which would likely cause our stock price to decline.

Following a temporary suspension of its minimum price per-share listing requirement, Nasdaq has reinstated its listing requirement that a company’s stock must trade at a minimum price of $1.00 per share.  If the closing price of our common stock closes below $1.00 for 30 consecutive business days at any time, we will receive a deficiency notice from Nasdaq.  We understand that Nasdaq will then allow a 180-day period during which we can regain compliance by meeting the $1.00 minimum bid price standard for at least 10 consecutive business days.  If we fail to regain compliance prior to the expiration of the 180-day period, assuming that we are in compliance with all of the other applicable standards for initial listing on the Nasdaq Capital Market, under current rules, we could then elect to transfer to the Nasdaq Capital Market, which would grant us an additional 180 days to regain compliance with Nasdaq’s minimum price per-share listing requirement.  If our stock price does not exceed the minimum bid price of $1.00 within the time frames set forth above, our securities will be subject to delisting.  Recently, between October 20, 2009 and November 6, 2009, our stock price has closed below $1.00 per share.  If our stock continues to close below a dollar through December 1, we will likely receive a de-listing warning letter from Nasdaq.   If our common stock were no longer listed on The Nasdaq Global Market or the Nasdaq Capital Market, investors might only be able to trade in the over-the-counter market in the Pink Sheets® (a quotation medium operated by Pink OTC Markets Inc.) or on the OTC Bulletin Board® of the Financial Industry Regulatory Authority, Inc. (FINRA).  This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and nine months ended September 30, 2009, we did not issue any unregistered shares of common stock pursuant to the exercise of outstanding warrants and options.  There were no stock repurchases during the three and nine months ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

We anticipated that Surfaxin might be approved in April 2009, which was the approximate time for printing and mailing our Proxy Statement if the 2009 Annual Meeting were scheduled at the same time in the year as the 2008 Annual Meeting.  As the FDA’s decision with respect to Surfaxin was one consideration defining the substance of proposals to be included in our Proxy Statement, we determined to delay scheduling the 2009 Annual Meeting to have the opportunity to respond to the FDA’s decision.  Accordingly, we temporarily deferred scheduling our 2009 Annual Meeting.

On September 4, 2009, we issued a press release, (which was filed with the SEC on Form 8-K on September 4, 2009), announcing that our 2009 annual meeting of stockholders will be held on December 7, 2009 in New York, New York.  The record date for determining stockholders entitled to vote at the meeting was October 8, 2009. Pursuant to Rule 14a-8 under the Exchange Act, stockholders were advised that they may present proposals for inclusion in our proxy statement for the 2009 annual meeting by submitting their proposals to us a reasonable time before we began printing and sending our proxy materials.  Our Board of Directors set September 15, 2009 as the deadline for receipt of stockholder proposals pursuant to Rule 14a-8, and no proposals were received by that date.

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

Discovery Laboratories, Inc.
(Registrant)

Date: November 9, 2009	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and Principal Executive Officer

Date: November 9, 2009	By:	/s/ John G. Cooper
John G. Cooper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), dated September 18, 2002.	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Certificate of Amendment to the Certificate of Incorporation of Discovery, dated as of May 28, 2004.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Discovery, dated as of July 8, 2005.	Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 5, 2005.

3.5	Amended and Restated By-Laws of Discovery Labs, effective as of September 3, 2009	Incorporated by reference to Exhibit 3.5 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4. 2009.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.4	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

4.5	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

Exhibit No.	Description	Method of Filing

4.6	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (“PharmaBio”)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.7	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.8	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.9	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.10	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.11	Form of Warrant Agreement dated May 13, 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

10.1	Agreement dated as of August 13, 2009 by and between Discovery Labs and W. Thomas Amick	Incorporated by reference to Exhibit 3.5 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4. 2009.

10.2	Separation of Employment Agreement and General Release dated as of August 13, 2009 by and between Discovery Labs and Robert J. Capetola	Incorporated by reference to Exhibit 3.5 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4. 2009.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.