Form 10-K/A
period 2009-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2010-04-30
CIK 946486

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 23, 2010, 154,012,467 shares of the registrant’s common stock were outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Explanatory Note to Amendment No. 1

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010 (“Form 10-K”), solely (i) to include Items 10 through 14 of Part III of the Form 10-K as contemplated by instruction G(3) to the Form 10-K, and (ii) to include as exhibits in Part IV, Item 15 of the Form 10-K the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”).  Other than the addition of Items 10-14 and the new certifications, the Form 10-K is not being amended or updated in any respect.  This Amendment No. 1 continues to describe the conditions as of the date of the Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Form 10-K.  This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendment to those filings.

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

(ii)

DISCOVERY LABORATORIES, INC.
Table of Contents to Annual Report on Form 10-K/A
For the Fiscal Year Ended December 31, 2009

(iii)

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The following table sets forth the names of the persons serving on our Board of Directors (the “Board”).  Our stockholders elect the directors to serve until the next annual meeting of stockholders and, if applicable, until their successors are duly elected and qualified.

Name	Age	Position with the Company
W. Thomas Amick	67	Director, Chairman of the Board of Directors and Chief Executive Officer
Antonio Esteve, Ph.D.	52	Director
Max E. Link, Ph.D.	69	Director
Herbert H. McDade, Jr.	83	Director
Marvin E. Rosenthale, Ph.D.	76	Director

W. Thomas Amick has served as a member of the Board since September 2004, as our Chairman since March 2007, and as our Chief Executive Officer (on an interim basis) since August 2009.  Since March 2005, Mr. Amick has served as President and Chief Executive Officer of Aldagen, Inc.  In 2004, Mr. Amick retired from a distinguished 30 year career with Johnson & Johnson, having most recently served, from 2003 to 2004, as Vice President, Business Development at Johnson & Johnson Development Corporation, and, from 2001 to 2003, as President of Ortho Biotech Europe.  Previously at Johnson & Johnson, he served as President of Janssen-Ortho, Inc., managing the entire Johnson & Johnson pharmaceutical and biotechnology portfolio for Canada, Vice President of the Oncology Franchise of Ortho Biotech, and held various other sales and executive positions throughout his career.  Mr. Amick is also a member of the Advisory Boards for Quaker BioVentures and Intersouth Partners and a member of the boards of directors of several private biotechnology companies.  He holds a B.A. degree in business administration from Elon College and has attended executive courses at the Kellogg School of Management, Harvard Business School and Darden School of Business.

Mr. Amick brings to our Board broad management experience, having more than 30 years of pharmaceutical and biotechnology experience as a senior executive with Johnson & Johnson.  While at Johnson and Johnson, Mr. Amick was instrumental in starting that company’s biotechnology/oncology business.  His expertise and track record of leadership in developing successful businesses adds significant depth to our management team and our Board.  In addition, Mr. Amick also serves as an advisor to several private equity firms focused on the biopharmaceutical industry and provides the Board important information about current funding practices of significant investors in the biotechnology sector.

Antonio Esteve, Ph.D. has served as a member of the Board since May 2002.   Dr. Esteve has chaired the company that bears his surname, Laboratorios del Dr. Esteve, S.A., since 2005, having previously held various posts within.  Since 2003, he has also chaired the Regional Government of Catalonia Department of Health Blood and Tissue Bank (BST).  In 2009, Dr. Esteve was appointed Chair of the Catalan Foundation for Research and Innovation Advisory Board.  From October 2006 until October 21, 2008, Dr. Esteve served as President of Farmaindustria (National Association of the Pharmaceutical Industry in Spain).  He is a member of the IFPMA Council (International Federation of Pharmaceutical Manufacturers & Associations) and various advisory boards in both Spain and the United States.  He specialized in pharmaceutical marketing at McNeil Pharmaceutical (Pennsylvania, USA).  Dr. Esteve is the founder of the Pharmaceutical Marketing course and the Masters in Business Management for the Pharmaceutical Industry at Barcelona University (Faculty of Pharmacy).  Dr. Esteve holds a Doctorate in Pharmacy and PDD (Executive Development Program) from IESE (Business School of the University of Navarra is in Barcelona and Madrid, Spain).

We have entered into a strategic alliance agreement with Laboratorios del Dr. Esteve, S.A. for the development, marketing and sales of a broad portfolio of potential surfactant products in Andorra, Greece, Italy, Portugal, and Spain.  With his significant experience in drug development, marketing and sales practices in Europe, and a full complement of development and marketing experts employed by his company, Dr. Esteve is positioned to advise our Board on current trends and developments in the drug development industry in Europe and specifically on matters related to drug development and marketing of our products overseas.

Max E. Link, Ph.D. has served as a member of the Board since October 1996.  Dr. Link has held a number of executive positions with pharmaceutical and health care companies.  He currently serves on the board of directors of three other publicly-traded life science companies: Alexion Pharmaceuticals, Inc., Celsion Corporation and CytRx Corporation.  Until May 2008 he served as a director of Human Genome Sciences, Inc. From March 2001 until October 2003, Dr. Link was Chairman and Chief Executive Officer of Centerpulse, Ltd.  From May 1993 until June 1994, Dr. Link was Chief Executive Officer of Corange Limited, the parent company of Boehringer Mannheim, now F. Hoffmann La Roche & CIE AG, and DePuy, Inc.  Prior to that time, he served in a number of positions within Sandoz Pharma, Ltd., now Novartis Pharma, Ltd., including Chief Executive Officer from 1987 until April 1992, and Chairman from April 1992 until May 1993.  Dr. Link holds a Ph.D. in Economics from the University of St. Gallen, Switzerland.

Dr. Link’s significant management experience is a key consideration in assessing his qualifications to serve as a member of our Board.  In addition, his doctorate in Economics, his experience in overseeing the preparation of financial statements in his capacity as Chief Financial Officer at Sandoz, Inc., and his experience as a Chief Executive Officer in actively supervising principal financial officers of public companies form the basis of the Board’s decision to designate him as the Chairman of the Audit Committee and qualify him to serve as the audit committee financial expert within the meaning of the rules of the SEC.

Herbert H. McDade, Jr. has served as a member of the Board since June 1996 and as our Chairman of the Board from June 2000 until March 2007.  Mr. McDade was employed by the Upjohn Company for 20 years and served for 14 years as President of Revlon Health Care Pharmaceuticals and Revlon Health Care International, and, from 1986 to 1989, as Chairman, Chief Executive Officer and President of Armour Pharmaceutical Company.  Until May 2007, Mr. McDade was a member of the board of directors of Access Pharmaceuticals, Inc., and until January 2003, he was a member of the board of directors of CytRx Corporation.

Mr. McDade brings to our Board over 14 years of general management experience in the pharmaceutical industry.  He has served on six Boards of Directors of publicly-held biotech companies and has served as Chairman of the Board for four of these companies.  In his career, he has been responsible for pharmaceutical research worldwide and has considerable experience in the conduct of pharmaceutical research in Europe, England, Japan and Australia.

Marvin E. Rosenthale, Ph.D. has served as a member of the Board since 1998.  Prior to his retirement in 1999, Dr. Rosenthale served as President and Chief Executive Officer of Allergan Ligand Retinoid Therapeutics, Inc., having joined as Vice President in 1993.  Previously, over a period of 16 years, Dr. Rosenthale served in a variety of executive positions at Johnson & Johnson, including Vice President, Drug Discovery Worldwide, at R.W. Johnson Pharmaceutical Research Institute, and director of the divisions of pharmacology and biological research and executive director of drug discovery research at Ortho Pharmaceutical.  From 1960 to 1977, Dr. Rosenthale served in various positions with Wyeth Laboratories.  Dr. Rosenthale currently serves on the boards of directors of several privately-held companies.  Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College, an M.Sc. in pharmacology from Philadelphia College of Pharmacy & Science and a B.Sc. in pharmacy from the Philadelphia College of Pharmacy & Science.

Dr. Rosenthale brings to our Board over 49 years of management and executive experience in the pharmaceutical industry.  In addition, since 1998, he has served as a member of the board of directors of nine pharmaceutical companies which provides him a broad perspective of the customs, practices and strategic priorities of pharmaceutical companies in today’s challenging competitive and financial markets.

Executive Officers

The following table sets forth the names and positions of our executive officers, with the exception of Mr. Amick, Chairman of the Board and Chief Executive Officer, whose information appears above.  The Board approves the election of officers annually and such officers serve until the meeting of the Board following the next annual meeting of the stockholders and, if applicable, until their successors are duly elected and qualified:

Name	Age	Position with the Company

Kathryn A. Cole	44	Senior Vice President, Human Resources
John G. Cooper	51	Executive Vice President, Chief Financial Officer and Treasurer
Charles F. Katzer	60	Senior Vice President, Manufacturing Operations
David L. Lopez, Esq., CPA	52	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary
Thomas F. Miller, Ph.D., MBA	39	Senior Vice President, Commercialization and Corporate Development
Gerald J. Orehostky	44	Senior Vice President, Quality Operations
Robert Segal, M.D., F.A.C.P.	53	Senior Vice President, Medical/Scientific Affairs & Chief Medical Officer
Mary B. Templeton, Esq.	63	Senior Vice President, Deputy General Counsel

Kathryn A. Cole has been with the Company since January 2006 and as Senior Vice President, Human Resources.  From 2002 through 2006, Ms. Cole served as Vice President, Human Resources for Savient Pharmaceuticals Inc., a publicly-traded specialty pharmaceutical company, where she was responsible for creating and implementing the human resources strategy for the corporate office, commercial operations, and its former subsidiary, Rosemont Pharmaceuticals, LTD. of Leeds, United Kingdom.  Ms. Cole has also held various human resource management positions with companies, including Cytogen Corporation, EpiGenesis Pharmaceuticals, and the Prudential Insurance Company of America.  Ms. Cole received her undergraduate degree in Communication from Douglass College and her Master of Science degree in Industrial Relations and Human Resources from the Rutgers University School of Management and Labor Relations.

John G. Cooper has been with the Company since December 2001 and since December 2002 has served as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Cooper has over 25 years of experience as a senior financial executive with emerging growth companies, primarily in the Life Sciences industry, and extensive experience in public and private equity financings, investor relations, strategic alliances, mergers and acquisitions, and management of financial operations. Mr. Cooper’s previous positions include Senior Vice President and Chief Financial Officer of Chrysalis International Corporation (a public contract drug development organization where Mr. Cooper managed the acquisition and integration of several international businesses.  The company was ultimately acquired by MDS Pharmaceuticals, Inc.), Senior Vice President and Chief Financial Officer of DNX Corporation (a public company specializing in transgenic biotechnology, where Mr. Cooper managed its initial public offering and joint venture with Baxter Healthcare), Chief Financial Officer of Taratec Development Corporation (a venture capital backed provider of information technology to life science companies) and Director, Finance and Controller of ENI Diagnostics (a public medical device and diagnostics company where Mr. Cooper was responsible for worldwide financial operations and assisted in its acquisition by Pharmacia). Mr. Cooper is a Certified Public Accountant and received his B.S. in Commerce from Rider University.

Charles F. Katzer has been with the Company since January 2006 and since then has served as Senior Vice President, Manufacturing Operations.  From 2000 through 2005, Mr. Katzer served as Vice President, Vaccine Manufacturing at MedImmune Vaccines, Inc.  Previously, and during his over-30 years experience in the pharmaceutical industry, he has held positions of increasing responsibility in Manufacturing, Quality Assurance, Supply Chain, Pharmaceutical and Medical Device Development, Engineering and Research with MedImmune, U.S. Bioscience, several divisions of Rhone Poulenc Rorer, Baxter Travenol, McGaw Laboratories and Biological Specialties.  Mr. Katzer holds a B.S. degree in Zoology from the University of Wisconsin.

David L. Lopez, Esq., CPA has been with the Company since April 2000 and since June 2006 has served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary.  Previously, Mr. Lopez served as Senior Corporate Attorney at the Manhattan law firm of Roberts, Sheridan & Kotel, P.C. and, in 1996, as a Legal Research Specialist with the Securities and Exchange Commission (“SEC”).  Prior to that time, he held increasingly senior corporate finance, tax and accounting related positions with Drexel Burnham Lambert, Price Waterhouse and Deloitte, Haskins & Sells.  Mr. Lopez holds a B.S. in Economics and Accounting from Fairleigh Dickinson University and a J.D. from St. John’s University School of Law.

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

Mary B. Templeton, Esq. has been with the Company since March 2006 and since then has served as Senior Vice President and Deputy General Counsel.  Prior to joining the Company, Ms. Templeton spent eight years in private practice in New York City, including, from 2001, as a partner of Taylor, Colicchio & Silverman, LLP.  Previously, Ms. Templeton held senior legal positions in the financial services industry, serving as Senior Vice President and General Counsel to both The Charles Schwab Corporation, from 1992 to 1998 and The Sequor Group Inc., from 1984 to 1992.  Prior to that time, she served as Director of Investment Company Products at Charles Schwab & Co., Inc., and Trust Officer of Bradford Trust Company.  Ms. Templeton holds a B.A. from Chatham University, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers University School of Law - Camden.  She is a member of the Bar Associations of Pennsylvania and New York.

Additional Information With Respect to Certain Officers

Certain of our executives have been with us for less than five years.  They include Ms. Cole, Messrs. Katzer and Orehostky and Ms. Templeton.  The following is additional information intended to provide adequate disclosure of each such executive’s business experience and professional competence.

We recruited Ms. Cole based in part on her 20 plus years of experience in broad based strategic human resources initiatives in both public and privately-held organizations.  In her prior positions, she successfully established programs to implement compensation plans and total reward systems, organizational development initiatives, succession planning, as well as training and recruitment.  Ms. Cole has experience in recruiting key executives in both US and European-based organizations.  Her diversified experiences ranges from establishing a fully-featured Human Resources function for a small, privately-held start-up biotechnology company to providing HR support and compliance oversight for an organization of over 25,000 employees.

We recruited Mr. Katzer based in part on his specific operational experience in the manufacture of drug products requiring aseptic manufacturing conditions and, in particular, in processes similar to those needed for the manufacture of our drug products.  He has successfully supervised and directed both large (i.e. > 800 employees) and small (i.e. < 100 employees) operations in the past and has expertise in the organization and management of specialized personnel.  Mr. Katzer’s previous direct responsibilities have included operations both within the U.S. and Europe.  He also brought to us long-term experience in troubleshooting manufacturing issues such as those we encountered during our transfer of activities to a new contract manufacturer in 2005-2006.  We also wanted to bring in-house broad multi-functional operational and manufacturing experience that we believed would be needed to become a fully-integrated manufacturer of our products.  We are pleased that under his oversight and management, we were able to successfully manufacture process validation lots in 2007 and successfully completed a pre-approval inspection of our manufacturing facility by the FDA in anticipation of the potential approval of our lead product in 2008.   Finally, Mr. Katzer’s broad based functional background also make him uniquely qualified to lead the Company’s Pharmaceutical and Medical Device Development programs.

We recruited Mr. Orehostky based on his extensive background in the manufacture and quality control aspects of aseptic biotechnology products, as well as hands-on technical experience in the development and deployment of analytical methods, including biological assays, which are an important component of our drug product release and stability testing.  Prior to joining our company, Mr. Orehostky was responsible for overseeing quality operations supporting global drug development and commercial pharmaceutical operations for small (<100 employees) and large, international (>1,000 employees) firms.  He has worked in both quality and regulatory affairs organizations and has led and participated in efforts to resolve CMC (Chemistry, Manufacturing and Controls) and regulatory compliance deficiencies leading up first-time marketing authorizations and/or continuance of commercial operations.  Furthermore, Mr. Orehostky has successfully designed and deployed robust quality systems and infrastructure required to assure ongoing regulatory compliance in both start-up biotech and large pharmaceutical companies.  We are pleased that under his oversight and management of quality and analytical activities, we were able to successfully complete the manufacture of process validation lots in 2007 and successfully completed a pre-approval inspection of our manufacturing facility by the FDA in anticipation of the potential approval of our lead product in 2008.

We recruited Ms. Templeton based in part on her demonstrated experience with complex business transactions (she represented us in our negotiations to acquire our manufacturing operations in Totowa, New Jersey), and her leadership and project management skills, as evidenced by her success in building two fully-featured corporate legal departments (with staffs of 20-40), her involvement in a number of risk management initiatives, and her participation in the successful development of a number of new financial products and services in the securities industry, including spearheading the development of the first mutual fund market place in the United States.  In her legal practice, she has counseled both publicly- and privately-held companies and been a key contributor to a wide range of business transactions and projects. Moreover, Ms. Templeton has significant securities and commercial laws experience that is directly relevant to our financing activities and public disclosures under the securities laws.

Family Relationships

There are no family relationships among directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers (including a person performing a principal policy-making function) and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company.  Reporting Persons are required by SEC regulations to furnish us with copies of all of filings they file make under Section 16(a) and we are required to identify those Reporting Persons who failed to make such filings timely.  Based solely on a review of the copies of any such filings made available to us and written representations from our officers and directors, we believe that all Reporting Persons complied with the filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2009.

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees.  We have posted the Code of Ethics on our Internet website at “http://www.DiscoveryLabs.com” under the “Investors” tab in the Corporate Policies section.  To receive a copy of our Code of Ethics, without charge, send a written request to Discovery Laboratories, Inc., Suite 100, 2600 Kelly Rd., Warrington, PA 18976, to the attention of the Corporate Secretary.  We intend to make all required disclosures on a Current Report on Form 8-K concerning any amendments to, or waivers from, our Code of Ethics with respect to our executive officers and directors.  Our website and the information contained therein or connected thereto are not incorporated into the Form 10-K.

Procedures for Recommending Nominees to our Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we described those procedures in our proxy statement for 2009 Annual Meeting of Stockholders, which we filed with the SEC on October 19, 2009.

 Audit Committee

The Audit Committee of the Board is a Standing Committee and currently consists of Max E. Link, Ph.D., Herbert H. McDade, Jr., and Marvin E. Rosenthale, Ph.D.  The primary functions of the Audit Committee include:

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

The Board has adopted a written Audit Committee Charter.  The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in its Charter, are intended to be in accordance with applicable listing requirements of The Nasdaq Global Market and the rules of the SEC for corporate audit committees.  All members of our Audit Committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules and the financial sophistication requirements of the SEC rules and Nasdaq Listing Rule 5605(c)(2)(A).  The Board has determined that Max E. Link, Ph.D. is an “audit committee financial expert” as defined under SEC rules. See, Dr. Link’s biographical information in “Directors of the Company”, above.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors is a Standing Committee and currently consists of Max E. Link, Ph.D. and Marvin E. Rosenthale, Ph.D.  The primary functions of the Compensation Committee include:

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

Compensation Discussion and Analysis

Compensation Philosophy

We are committed to providing our employees with meaningful work and advancement opportunities, and our stockholders with a superior rate of return.  Under the oversight of the Compensation Committee of the Board, we have developed and implemented compensation policies, plans and programs for all officers, including its Named Executive Officers (identified in the Summary Compensation Table below).  We provide a total compensation package that is intended to be competitive within our industry to enable us to attract and retain high-caliber, qualified executives.  Our compensation practices are designed to motivate executives over the long term, to align the interests of management and stockholders, and to ensure that executives are appropriately rewarded for their accomplishments and the benefits achieved for our stockholders during the relevant fiscal year.

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

Executive Compensation Structure

The primary components of executive compensation are (i) competitive base salary, (ii) annual incentive bonus, and (iii) awards under our 2007 Long-Term Incentive Plan (“2007 Plan”), each of which is reviewed annually.  In deciding on total compensation packages for executives, the Compensation Committee considers such factors as: (i) market-based data, which is gathered annually through participation in salary surveys such as the Radford Life Sciences Survey (the “Radford Survey”); (ii) compensation practices of biotech and pharmaceutical companies that are similarly situated, taking into account such factors as (x) financial condition, (y) geographic region, and (z) size or management structure; (iii) the extent to which our corporate goals for the calendar year have been advanced and the degree to which an executive is positioned to influence the outcomes; and (iv) management performance reviews and recommendations prepared by management.  The Radford Survey is a compilation of compensation information for over 500 biotech and pharmaceutical companies, and may be reported based upon such criteria as company size, geographic location, title and job responsibilities.  The Compensation Committee does not have a policy of adhering to a strict formulaic process to determine the weighting of components of compensation.  Rather, the Compensation Committee will assess the totality of the circumstances, and may, in its discretion, consider and give weight to such additional factors as an individual’s overall contribution, teamwork skills and leadership qualities.  In addition, the Compensation Committee may weight more heavily non-cash components of compensation during periods in which we are conserving our cash resources.

Executive Employment Agreements

As of December 31, 2009, we had employment agreements with our executive officers that expire in May 2010, the terms of which for each level (vice president, senior vice president, etc.) are generally similar. These agreements provide for, among other things, employment for a stated term, subject to automatic renewal, severance payments in the event of termination of employment, whether for termination without cause or by reason of resignation for good reason, enhanced severance benefits in the event of a change of control, and equity incentives in the form of stock and option grants.  These agreements also include non-competition covenants and provide for severance payments that are contingent upon the executive’s refraining from competition with us.

These agreements provide for automatic one-year renewal at the end of each term, unless otherwise terminated by either party.  We generally believe that employment agreements are necessary and appropriate to remain competitive in the marketplace, to attract executive talent, to retain key executives during periods of uncertainty and to assure that executives will act in the best interest of the stockholders.

In February 2010, we provided notice of non-renewal with respect to these agreements except for those that we maintain with the following officers: Chief Financial Officer, General Counsel, and the senior officers in charge of Manufacturing, Corporate Development, and Human Resources.  The employment of the officers whose agreements will not be renewed was not terminated and they are expected to continue their employment relationship as at-will employees.  In lieu of their employment agreements, we have committed to provide these officers a new form of retention letter that will provide for certain severance benefits and will take effect upon expiration of their executive employment agreements in May 2010.  We expect that the new arrangements will allow greater flexibility for the Company. Although we expect these new arrangements will allow us to remain competitive in the current employment marketplace, the loss of services from these executives could significantly adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.

Management Compensation Committee

Our Chief Executive Officer heads an internal management compensation committee (“Management Compensation Committee”) consisting of himself, the Executive Vice President and Chief Financial Officer, the Executive Vice President and General Counsel, and the Senior Vice President, Human Resources.  The Management Compensation Committee reviews each executive’s total compensation and performance annually, including against achievement of corporate goals and personal objectives and against available market data, and presents its recommendations to the Compensation Committee of the Board.  The Compensation Committee considers the Management Compensation Committee recommendations and separately evaluates and determines the total compensation of all executives annually.

The Compensation Committee generally holds meetings in conjunction with the regular meetings of the Board, though it may meet more or less frequently.  Executive compensation packages, including annual incentive bonuses for the then-current calendar year, base salary adjustments for the following calendar year and the grants of equity incentives, are typically discussed during the last meeting of a calendar year.

Corporate Goals

Corporate goals are typically defined and approved by the Board following internal discussions and planning exercises by our senior management.  Corporate goals are focused generally to timely advancing the development of our novel proprietary technology KL4 Surfactant Technology pipeline and managing our financial and fiscal health within our financial plan and in accordance with any guidance that we may give the financial markets.  Corporate goals include those identified from time to time in our public filings and also include goals concerning unannounced activities associated with proof of concept studies and other efforts to potentially advance our pipeline.  The Board expects that our corporate goals will be very challenging but realistically achievable with a sustained effort.  In assessing the progress towards achieving our goals, the Board will typically take into account the total circumstances, including events and circumstances that may be outside of our control and that may adversely affect our ability to fully achieve our goals, and the degree to which our goals are advanced notwithstanding such circumstances.

Our corporate goals at the outset of 2009 included:
•
Continue to focus our research and development activities on the management of RDS, including for our lead products, Surfaxin®, Surfaxin LS™, and Aerosurf®, and to address other serious neonatal and pediatric conditions, such as Acute Respiratory Failure (ARF), with respect to which we are conducting a Phase 2 clinical trial for children up to two years of age suffering with ARF;

•	In anticipation of the potential approval of Surfaxin for the prevention of Respiratory Distress Syndrome (RDS), continue to invest in a commercialization capability to execute the launch of Surfaxin;
•
Continue to invest opportunistically in a number of exploratory development programs, including for Cystic Fibrosis, with respect to which there is an ongoing investigator-initiated Phase 2a clinical trial to evaluate the safety, tolerability and short-term effectiveness of our aerosolized KL4 surfactant in CF patients;

•
Continue to invest in maintaining and perfecting our potential competitive position by protecting our exclusive rights in and to our KL4 surfactant technology, pipeline products and capillary aerosolization technology through patents, patent extensions, trademarks, trade secrets and regulatory exclusivities;

•
Continue to  seek infusions of capital from a variety of potential sources, including from strategic partnerships in the international and domestic markets for the development and potential commercialization of our product candidates that are focused on RDS, including Surfaxin and Aerosurf, and from business alliances, commercial and development partnerships, equity financings and other similar opportunities; and

•
In addition, certain confidential corporate goals related to advancing our research and development programs were not publicly announced but considered by the Compensation Committee in its deliberations.  See, “Business – Business Strategy,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

A discussion of the key individual components of our compensation packages are set forth below.

Base Salary

Base salary and base salary adjustments are determined for each executive based on a review of such factors as (i) the executive’s (A) title and position, (B) contribution to achieving our corporate goals, (C) individual performance and achievements, and (D) level of experience; (ii) comparative compensation information for the position; and (iii) internal equity with respect to other members of the executive team.  In reviewing comparative compensation information such as in the Radford Survey, the Management Compensation Committee considers compensation ranges for equivalent positions in the marketplace, salary trends in our industry and cost of living indexes.  For this purpose, the Management Compensation Committee may refer to national, industry and local salary survey information.  Following its deliberations, the Management Compensation Committee recommends base salary adjustments for executives for approval by the Compensation Committee.  At the request of the Compensation Committee, the Management Compensation Committee may also provide additional information prepared by an independent compensation consultant.  The Compensation Committee typically will separately review, deliberate and approve annually base salary adjustments for each executive.  Base salary adjustments are prorated for all executive new hires, based upon the executive’s start date in the position, and for those executives who may not have been an active employee for the full year.  Executives hired in the fourth quarter are generally not eligible for salary increases during the next calendar year, as it is too early in their tenure to determine the executive’s performance and contribution to achieving our goals.  All compensation matters, once approved by the Compensation Committee, are typically ratified by the Board and become effective the first day of the following calendar year.

Annual Incentive Bonus

Incentive compensation in each year may include cash incentive bonuses, equity awards, or a combination of cash bonus and equity awards, in each case based upon the achievement of corporate goals and the individual’s contribution to meeting those goals, as well as achieving individual performance objectives.  The primary purpose of the annual incentive bonus is to reward executives for achieving corporate goals and personal objectives in the relevant fiscal year.  Each executive is eligible for an annual incentive bonus, which, before adjustment, is expressed as a percent of annual base salary, varying dependent upon title.  The annual incentive bonus target range for the Chief Executive Officer is 0-100% of the annual base salary; for Executive Vice Presidents, 0-70% of the annual base salary; for Senior Vice Presidents, 0-30% of the annual base salary; and, for Vice Presidents, 0-25% of the annual base salary.  These percentages were selected because the Compensation Committee believes that they reflect the custom and practice in the industry and are sufficient to attract and retain executive talent.  The Compensation Committee may, in its discretion, approve a deviation from these percentages when it deems appropriate.

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

All executive compensation payments and awards, and the incentive bonus pool for all other employees, once approved by the Compensation Committee, are typically ratified by the Board.

Long-Term Incentive Equity Awards

The purpose of our 2007 Plan is to attract, recruit and reward executives and key employees for their contributions, with a focus on our long-term success and increased stockholder value.  The Compensation Committee serves as the 2007 Plan Administrator and grants long-term incentive equity awards pursuant to the 2007 Plan based on recommendations of a Plan Management Committee, which currently consists of our Chief Executive Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President and General Counsel, and the Senior Vice President, Human Resources.  Long-term incentive equity awards granted to executives under the 2007 Plan generally have a ten-year term and vest over varying periods as determined by the Compensation Committee at the time of the grant.

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

Incentive Equity Granting Practices

The Compensation Committee reviews and may approve the grant of long-term incentive equity awards to executives at various times throughout the year.  Generally, the initial consideration of grants related to annual performance reviews of executive officers is taken up at the year-end Compensation Committee meeting in each year or, if schedules require, early in the following year.  The Compensation Committee also delegates to the Plan Management Committee the authority to make grants of a designated number of incentive equity awards to non-officer key employees for the purpose of rewarding and providing incentives to employees whose performance on a particular project or during a particular period is exemplary.  All awards are valued at the closing market price on the date of grant.  We do not have a program or policy in place to coordinate the grant of equity awards either prior to the public announcement of potentially positive news or after the public announcement of potentially negative news.

We do not enforce specific equity or other security ownership requirements in connection with our compensation practices.  Subject to the discretion of the Compensation Committee, the provisions of the 2007 Plan generally prohibit assignment, pledge, alienation, attachment, sale or transfer of awards otherwise than by will or by laws of descent and distribution.  A 2007 Plan participant may designate one or more beneficiaries pursuant to procedures established by the Compensation Committee.  We do not have restrictions on executives engaging in certain hedging transactions, such as forward contracts and collars, designed to protect investment value over time.  We prohibit short-selling activities with respect to our common stock under our insider trading policies.

401(k) Plan

All employees are eligible to defer a portion of their annual base salary, up to the IRS contribution limits, on a pre-tax basis, to our qualified 401(k) Plan.  At the end of each quarter, we currently fund a company match in the amount of fifty (50%) percent of each employee’s regular contributions made during the quarter, which is paid in shares of our common stock valued at the lower of the reported Nasdaq closing price at the end of the quarter or the average Nasdaq closing price over the entire quarter.

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

The retention letters that we anticipate entering into with certain of our executive officers will take effect upon expiration of the current executive employment agreement on May 3, 2010.  They will generally provide severance benefits in the event of termination of employment for any reason other than for Cause (as defined in the retention letter) or by the executive for Good Reason (as defined in the retention letter, including in the event any for Cause or Good Reason termination within 24 months after a change of control) in an amount that is determined by reference to the executive’s title.  In addition, under the retention letters, the executive will be entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of up to either six months or one year (depending upon title) following the date of termination, which continuation will be implemented in the same manner as provided under the expiring executive employment agreement in the event of termination Without Cause (as defined therein) or by the executive for Good Reason (as defined therein), except that the continuation of benefits under the retention letters are intended to be provided first under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) to the extent that COBRA benefits are available.  In any event, the benefits that we provide will also be reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

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

2009 Compensation Reviews for Named Executive Officers

Each Named Executive Officers’ initial base salary, annual incentive bonus award and certain long-term incentive equity awards are determined generally as described above and in accordance with a written employment agreement with us.  Annual cash and annual incentive equity bonuses, if any, are solely at the discretion of the Compensation Committee and awarded in the manner described above.

Based primarily on the fact that we did not gain approval in the United States to market Surfaxin in 2009, the consequential erosion of our cash position and the current conditions in the financial markets that affect our ability to raise capital on acceptable terms, the Compensation Committee did not approve any increase in base salary over the base salaries in effect in 2008 for any Named Executive Officers.  In addition, the Compensation Committee declined to authorize the payment of any cash incentive bonus awards to any Named Executive Officer.  The Compensation Committee did indicate that it would re-evaluate its decision not to pay bonuses in light of our financial condition as it may exist at mid-year 2010.

During 2009, the Compensation Committee did not authorize any performance-based stock option awards to Named Executive Officers.  This decision was primarily due to the fact that, of the 8.5 million shares originally approved by our stockholders for issuance under the 2007 Plan, as of December 31, 2009, 1.8 million remained available for future awards.  Prior to the 2009 Annual Meeting of Stockholders, the Compensation Committee had recommended, and the Board had approved, a proposal that was presented to the stockholders to increase the number of shares available under the Plan by 3.4 million shares.  However, this proposal did not achieve the majority vote required for approval.  The Compensation Committee and management remain very concerned that we will be unable to retain and attract key management talent needed to manage our operations and achieve the stretch corporate goals established by the Board.  In order to allow the Compensation Committee and the Board to exercise discretion in granting equity-based incentives to management, we expect that the Board will authorize presenting to stockholders at a future meeting of stockholders a new proposal to increase the number of shares reserved for issuance under the 2007 Plan.

On September 3, 2009, the Board approved an amendment (the “RSA Amendment”) to the vesting provisions of restricted shares of common stock, par value $0.001 per share, (the “RSAs”) that were awarded as of October 31, 2007 to certain of our key employees, including Messrs. Cooper and Lopez, each of whom had received 9,000 shares, Dr. Segal, who had received 4,000 shares, and Dr. Miller, who had received 3,000 shares.  The RSAs were awarded as replacement grants to shares of phantom stock previously granted to certain key employees on December 16, 2005 and January 3, 2006.  The RSA’s were originally scheduled to vest fully on the date that our first drug product becomes widely commercially available.  Under the Amendment, the RSAs vested on the fourth anniversary of the original date of the phantom grant.  Accordingly, on January 3, 2010, shares were issued to each of the Named Executive Officers representing the Named Executive Officer’s RSAs, net of that number of shares (determined by reference to the closing price of our common stock on the vesting date) required to satisfy the tax withholding requirements.

Resignation of our President and Chief Executive Officer

Effective August 13, 2009, Robert J. Capetola, Ph.D., resigned as our President, Chief Executive Officer and as a member of the Board.  Dr. Capetola’s resignation did not result from any disagreement with us concerning our operations, policies, or practices.  We entered into a separation agreement and general release (the “Separation Agreement”) with Dr. Capetola providing for:
•	an upfront severance payment of $250,000 cash;
•
periodic additional severance cash payments, in accordance with our standard payroll practices and less required withholdings, in an amount equal to his base salary (calculated at a rate of $490,000 per annum), through the earlier of (x) May 3, 2010 or (y) the date, if ever, that a Corporate Transaction (described below) would occur, resulting in an aggregate severance, before adjustments for Corporate Transactions, of $604,622;

•	the accelerated vesting of all outstanding restricted shares and options, which remain exercisable to the end of their stated terms;
•
continuation of medical and insurance coverage through May 3, 2010; or in the event of a Corporate Transaction prior to May 3, 2010, for a period of 24 months from the date of execution of the Separation Agreement; or in the event of a Corporate Transaction that constitutes a Change of Control (as defined in the Separation Agreement) prior to May 3, 2010, for a period of 27 months;

•
in the event of a Corporate Transaction prior to May 3, 2010, Dr. Capetola would become entitled to receive a payment of up to $1,580,000 or, if any such Corporate Transaction also constitutes a Change of Control, a payment of up to $1,777,500; provided, however, that in each case, any such payment is reduced by the sum of the aggregate cash severance amounts already paid under the Separation Agreement.

A “Corporate Transaction” is defined in the Separation Agreement as (1) one or more corporate partnering or strategic alliance transactions, Business Combinations or public or private financings that (A) are completed between August 13, 2009 and May 3, 2010 (the “Severance Period”) and (B) result in cash proceeds (net of transaction costs) to the Company of at least $20 million received during the Severance Period or within 90 calendar days after the Severance Period, or (2) an acquisition of the Company, by business combination or other similar transaction, that occurs during the Severance Period and the consideration paid to stockholders of the Company, in cash or securities, is at least $20 million.  For this purpose, net proceeds is be calculated without taking into account any amounts received by the Company as reimbursement for costs of development and research activities to be performed in connection with any such transaction.  This summary of the Separation Agreement is qualified in its entirety, and the reader is encouraged to read by the full text of the Separation Agreement, which is attached to our Current Report on Form 8-K that we filed with the SEC on August 19, 2009.

On February 23, 2010, we completed a public offering of securities, which when aggregated with financings under our Committed Equity Financing Facilities (CEFFs) that were completed after August 13, 2009, resulted in net proceeds to us in excess of $20 million.  Accordingly, in accordance with the Separation Agreement, on March 3, 2010, we paid to Dr. Capetola an additional $1.06 million, representing $1.58 million reduced by the sum of the cash severance amounts already paid under the Separation Agreement.

Appointment of an Interim Chief Executive Officer

Following the resignation of Dr. Capetola, on August 13, 2009, the Board approved the election of Mr. Amick to serve as our Chief Executive Officer on an interim basis.  He served as a member of the Compensation Committee and the Nominating Committee, but resigned these posts upon his election as Chief Executive Officer.  Mr. Amick has been a member of our Board since September 2004 and its Chairman since March 2007.  He is an industry veteran with more than 30 years of pharmaceutical and biotechnology experience as a senior executive with Johnson & Johnson.  He also serves as an advisor to several private equity firms focused on the biopharmaceutical industry, as President and Chief Executive Officer of Aldagen, Inc. a private biotechnology company, and as either a member or chairman of the boards of directors of several other private biotechnology companies.  The Board believes that he has the experience and management style that we need at this critical time.

On September 3, 2009, the Board approved the execution and delivery of a non-employee executive agreement (the “CEO Agreement”) with Mr. Amick.  Under the CEO Agreement, Mr. Amick agreed to devote, on a part-time basis, such of his business time, attention and efforts as reasonably necessary to the proper performance of his duties, which we anticipated would involve on average two days per week.  Under the CEO Agreement, we agreed to pay Mr. Amick compensation at a per diem rate of $3,000, payable in arrears at the end of each calendar month.  In addition, on September 3, 2009, in accordance with the CEO Agreement, the Compensation Committee of the Board authorized a grant of options to Mr. Amick to purchase 60,000 shares of our common stock of under the 2007 Plan at an exercise price of $0.49 per share, the closing market price of our common stock on the date of grant.  The option grant, in part, replaces an automatic grant of options to purchase 30,000 shares of our common stock that Mr. Amick would have received under the Plan as a non-executive Chairman of the Board.  The options vest in full on the first anniversary date of the grant.  This summary of the CEO Agreement is qualified in its entirety by the full text of the CEO Agreement, which is attached to our Current Report on Form 8-K that we filed with the SEC on September 4, 2009. See also, “Grants of Plan-Based Awards” Table, below.

SUMMARY COMPENSATION TABLES

Named Executive Officers

The following table summarizes the compensation of our Named Executive Officers, including our principal executive officer, principal financial officer, and the three other most highly-compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2009 ranked by their total compensation for the fiscal year ended December 31, 2009.  In addition, the table summarizes the compensation of our former President and Chief Executive Officer, who would have been a Named Executive Officer but for the fact that he was not serving as an executive officer at December 31, 2009.

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Stock Awards”, “Non-Equity Incentive Plan Compensation”, and “Nonqualified Deferred Compensation Earnings”.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Option Award ($) (2)		All Other ($)		Total

W. Thomas Amick	2009	$131,090	(3)	$–	$19,926	(3)	$50,000	(4)	$201,016
Chairman of the Board and		–		–	39,513	(4)	50,000	(4)	89,513
Chief Executive Officer		–		–	99,524	(4)	30,000	(4)	129,524

John G. Cooper	2009	307,000		–	–		8,250		315,250
Executive Vice President,	2008	307,000		–	302,053		7,750		616,803
Chief Financial Officer and Treasurer	2007	292,000		150,000	652,106		7,750		1,101,856

David L. Lopez, Esq., CPA	2009	307,000		–	–		7,500		314,500
Executive Vice President,	2008	307,000		–	183,783		7,500		498,283
General Counsel, Chief Compliance Officer and Secretary	2007	290,000		152,000	652,106		7,500		1,101,606

Robert Segal, M.D., F.A.C.P.	2009	290,000		–	–		8,250		298,250
Senior Vice President, Medical	2008	290,000		–	75,513		7,750		373,263
and Scientific Affairs and Chief Medical Officer	2007	273,000		70,000	445,222		7,750		795,972

Thomas F. Miller, Ph.D., MBA	2009	250,000		–	–		8,250		258,250
Senior Vice President,	2008	250,000		–	113,270		7,750		371,020
Commercialization and Corporate Development	2007	235,000		68,000	385,322		7,750		696,072

Former Officer
Robert J. Capetola, Ph.D.	2009	306,250		–	257,117		662,697	(5)	1,226,064
Former President and	2008	490,000		–	566,350		34,450		1,090,800
Chief Executive Officer	2007	470,000		300,000	2,339,560		29,556		3,139,116

(1)
Bonuses for 2007 include 2007-related bonus paid in cash in 2008.  No bonuses were paid with respect to 2008.  None have been paid to date with respect to 2009, although the Compensation Committee may re-evaluate its decision mid-year 2010 should our financial circumstances change.  See, “Compensation Discussion and Analysis – 2009 Compensation Reviews for Named Executive Officers.”

(2)
Represents the grant date fair value of the stock options computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718), “Stock Compensation,” using the modified-prospective-transition method.  The assumptions that we utilized are described in Note 11, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2009, in the Form 10-K.  The amounts reported in the table have not been paid to, nor realized by, the Named Executive Officer.  There can be no assurance that these amounts will ever be realized.

(3)
Represents amounts paid under the CEO Agreement pursuant to which we agreed to pay Mr. Amick at a rate of $3,000 per day.  In 2009, we paid Mr. Amick $131,090, which is reported in the column titled “Salary.”  In addition, in accordance with the CEO Agreement, the Compensation Committee approved a grant to Mr. Amick of an option to purchase 60,000 shares, the fair value of which is reported in the column titled “Option Award.”  The option has a term of 10 years and will vest as to all shares on September 3, 2010.  The exercise price, $0.49, is the closing price of our common stock on The Nasdaq Global Market on the date of grant.

(4)
Represents director compensation paid to Mr. Amick in each of 2009, 2008 and 2007, respectively, as follows:  Fees Earned or Paid in Cash (reported in the column titled “All Other”) - $50,000, $50,000, and $30,000; and automatic non-employee option awards under our 2007 Plan, reported in the column titled “Option Award” -  $0, $39,512, and $99,524.  As a result of his assuming the role of Chief Executive Officer, Mr. Amick was not eligible in 2009 for an automatic non-employee director option award. See also, “Director Compensation.”

(5)
This amounts represents severance and benefits under Dr. Capetola’s Separation Agreement – $604,622 and $31,000, respectively (see, “Compensation Discussion and Analysis – Resignation of our President and Chief Executive Officer”) ; personal car allowance – $6,250; premiums paid for life insurance policies with coverage of $4 million – $16,700; and the Company match of the employee contribution to the 401(k) Plan – $4,125.

Grants of Plan-Based Awards

No stock option grants were made to the Named Executive Officers for the fiscal year ended December 31, 2009, with the exception of the grant to Mr. Amick reported in the table below.  No stock appreciation rights were granted to Named Executive Officers during the period.  There can be no assurance that the Grant Date Fair Value of Stock and Option Awards reported below will ever be realized by a grantee.

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Estimated Future Payouts Under Non-Equity Incentive Plan Awards,” “Estimated Future Payouts Under Equity Incentive Plan Awards,” and “All Other Stock Awards; Number of Shares of Stock”

Named Executive Officer	Grant Date	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)

W. Thomas Amick	09/03/09	60,000	$0.49	$19,926

(1)
Grant Date Fair Value represents the aggregate ASC Topic 718 values of awards and options granted during the year.  See, Note 11 – “Stock Options and Stock-based Employee Compensation” to our consolidated financial statements for the year ended December 31, 2009, in the Form 10-K.  There can be no assurance that the stock options will ever be exercised or that the ASC Topic 718 amounts set forth above will ever be realized.

The option granted to Mr. Amick under the CEO Agreement has a term of 10 years and will vest as to all shares on September 3, 2010.  The exercise price, $0.49, is the closing price of our common stock on The Nasdaq Global Market on the date of grant.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table shows the number of shares covered by exercisable and unexercisable options and unvested restricted stock awards (including grants that vest contingently upon the occurrence of a specified milestone) held by the Named Executive Officers on December 31, 2009.  The market values reported below were computed on the basis of the closing market price of our stock on December 31, 2009 of $0.63.

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Option Awards – Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options”, “Stock Awards – Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested”, and “ –Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested”.

	Option Awards						Stock Awards
Named Executive Officer	No. of Securities Underlying Unexercised Options – Exercisable		No. of Securities Underlying Unexercised Options – Unexercisable		Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)

W. Thomas Amick	25,000	(1)			$5.06	3/23/2014			$–
	30,000	(1)			1.72	9/14/2014
	25,000	(1)			1.89	5/13/2015
	30,000	(1)			2.75	6/8/2016
	40,000	(1)			2.75	6/21/2017
	30,000	(1)			8.08	6/11/2018
			60,000	(1)	9.17	9/3/2019

John G. Cooper	80,000	(2)			2.97	12/10/11
	105,000	(2)			1.72	6/27/12
	30,000	(2)			1.89	11/5/12
	80,000	(4)			2.75	12/13/12
	80,000	(3)			8.08	9/12/13
	200,000	(5)			9.17	12/15/13
	75,000	(6)			6.47	8/12/14
	75,000	(5)			9.02	12/17/14
	50,000	(2)			7.01	1/3/16
	250,000	(2)			2.25	5/17/16
	200,000	(2)			2.46	12/15/16
	120,000	(2)	40,000	(2)	3.27	6/21/17
	112,500	(2)	37,500	(2)	2.61	12/11/17
	88,889	(7)	177,778	(7)	1.93	12/12/18
	44,445	(7)	88,888	(7)	1.21	12/12/18
							9,000	(8)	5,670

David L. Lopez	40,000	(6)			4.13	5/15/10
	26,000	(2)			5.06	9/16/10
	15,000	(2)			4.09	5/10/11
	45,000	(2)			2.10	9/21/11
	25,000	(2)			1.72	6/27/12
	30,000	(2)			1.89	11/5/12
	70,000	(4)			2.75	12/13/12
	100,000	(3)			8.08	9/12/13
	150,000	(5)			9.17	12/15/13
	50,000	(6)			6.47	8/12/14
	70,000	(5)			9.02	12/17/14
	50,000	(2)			7.01	1/3/16
	250,000	(2)			2.25	5/17/16
	220,000	(2)			2.46	12/15/16
	120,000	(2)	40,000	(2)	3.27	6/21/17
	112,500	(2)	37,500	(2)	2.61	12/11/17
	55,55	(7)	111,111	(7)	1.93	12/12/18
	27,77	(7)	55,555	(7)	1.21	12/12/18
							9,000	(8)	5,670

	Option Awards						Stock Awards
Named Executive Officer	No. of Securities Underlying Unexercised Options – Exercisable		No. of Securities Underlying Unexercised Options – Unexercisable		Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)

Robert Segal	75,000	(7)			4.34	8/1/10
	16,000	(2)			5.06	9/16/10
	15,000	(2)			4.09	5/10/11
	40,000	(2)			2.10	9/21/11
	20,000	(2)			1.89	11/5/12
	80,000	(4)			2.75	12/13/12
	35,000	(3)			8.08	9/12/13
	125,000	(5)			9.17	12/15/13
	20,000	(6)			6.47	8/12/14
	50,000	(5)			9.02	12/17/14
	25,000	(2)			7.01	1/3/16
	75,000	(2)			2.25	5/17/16
	100,000	(2)			2.46	12/15/16
	37,500	(2)	12,500	(2)	2.66	1/22/17
	45,000	(2)	15,000	(2)	3.27	6/21/17
	86,250	(2)	28,750	(2)	2.61	12/11/17
	22,223	(7)	44,444	(7)	1.93	12/12/18
	11,111	(7)	222,22	(7)	1.21	12/12/18
							4,000	(8)	2,520

Thomas F. Miller	30,000	(2)			6.69	6/10/2015
	35,000	(2)			7.01	1/3/2016
	35,000	(7)			7.90	8/31/2014
	25,000	(5)			9.02	12/14/2014
	100,000	(2)			2.46	12/15/2016
	70,000	(2)			1.40	6/12/2016
	15,000	(2)			1.99	7/6/2016
	60,000	(2)	20,000	(2)	3.27	6/21/2017
	82,500	(2)	27,500	(2)	2.61	12/11/2017
	33,334	(7)	66,666	(7)	1.93	12/12/2018
	16,667	(7)	33,333	(7)	1.21	12/12/2018

Former Officer
Robert J. Capetola	125,000	(2)			$5.06	9/16/10
	31,250	(2)			1.72	6/27/12
	20,000	(2)			1.89	11/5/12
	85,000	(4)			2.75	12/13/12
	165,000	(4)			2.75	1/3/13
	200,000	(3)			8.08	9/12/13
	450,000	(5)			9.17	12/15/13
	88,000	(6)			6.47	8/12/14
	500,000	(5)			9.02	12/17/14
	190,000	(2)			7.01	1/3/16
	300,000	(2)			2.25	5/17/16
	300,000	(9)			2.46	12/15/16
	600,000	(9)			3.27	6/21/17
	500,000	(9)			2.61	12/11/17
	500,000	(9)			1.93	12/12/18
	250,000	(9)			1.21	12/12/18

(1)	These options vested and became exercisable on the first anniversary of the date of grant, and expire as listed above, which is the tenth anniversary of the grant.

(2)
These options vested and became exercisable (or will vest and become exercisable) in four equal installments on the date of grant and on the first, second and third anniversary of the grant, and expire as listed above, which is the tenth anniversary of the grant.

(3)
These options vested and became exercisable as follows: one fourth on the date of grant and thereafter in twenty-four equal installments at the close of each of the following twenty-four months.  The options expire, as listed above, on the tenth anniversary of the grant.

(4)	These options vested and became exercisable on December 13, 2006. The options expire, as listed above, on the tenth anniversary of the grant.

(5)
As granted, these options vested and became exercisable as follows: one fourth on the date of grant and thereafter in thirty-six equal installments at the close of each of the following thirty-six months.  In December 2005, the Compensation Committee accelerated the vesting of all stock options that at the time had an exercise price of $9.02 or greater, subject to a written “lock-up” agreement which has since expired. The options expire, as listed above, on the tenth anniversary of the grant.

(6)
These options vested and became exercisable as follows: one fourth on the date of grant and thereafter in thirty-six equal installments at the close of each of the following thirty-six months.  The options expire, as listed above, on the tenth anniversary of the grant.

(7)
These options vest and become exercisable in three equal installments on the first, second and third anniversary of the date of grant, and expire as listed above, which is the tenth anniversary of the grant.

(8)
These RSAs were granted to replace certain shares of phantom stock previously granted to each grantee and originally were scheduled to vest upon commercialization of the Company’s first product.  On September 3, 2009, the Compensation Committee amended the vesting provisions to provide that these RSAs would vest on the fourth anniversary of the date of the phantom stock grant.  The RSAs issued to the above Named Executive Officers vested on January 3, 2010.

(9)	These options vested on August 13, 2009 pursuant to an acceleration provision in Dr. Capetola’s Separation Agreement. The options expire, as listed above, on the tenth anniversary of the grant.

Option Exercises and Vested Stock Awards

During 2009, none of the Named Executive Officers exercised any stock options and none of the 2007 Restricted Stock awarded to a Named Executive Officer vested.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

During 2009, none of our Named Executive Officers participated in any non-qualified defined contribution or other deferred compensation plans.

Pension Benefits

During 2009, none of our Named Executive Officers participated in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans such as our 401(k) savings plan.

Potential Payments upon Termination or Change in Control

Our employment agreements for Named Executive Officers provide for, among other things, certain payments and other benefits in the event that an executive’s employment terminates under circumstances specified in the agreement, including in certain instances upon a “change in control.”  In addition, these agreements provide for non-competition and non-solicitation agreements of varying duration as follows: Messrs. Cooper, Lopez and Katzer and Dr. Segal – 12 months from the date of termination, and Dr. Capetola – 15 months from the date of termination.  Dr. Capetola’s employment was terminated effective August 13, 2009 and his non-competition agreement expires on November 13, 2010.

The following table describes and quantifies estimated payments and benefits that would become payable under the Named Executive Officers’ employment agreements as in effect on December 31, 2009 at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination, or in the event of a change in control assuming that the executive’s employment was terminated, or a change of control occurred on December 31, 2009.  The amounts contained in the table are based on each executive’s compensation and, where applicable, the Company's closing stock price as of December 31, 2009, which was $0.63.

	Severance		Bonus		Equity Acceleration(1)	Health Benefits		Out- Placement Counseling (2)	Excise Tax & Gross- up(3)	TOTAL
W. Thomas Amick(4)	–		–		–	–		–	–	–

John G. Cooper
Change in Control	–			(5)	–	–		–	–	–

Termination by Company
– Change in Control (6)	1,142,500	(7)	150,000	(8)	–	29,835	(9)	40,000	117,243	1,479,578
– for Cause	–		–		–	–		–	–	–
– without Cause	685,500	(10)	150,000	(8)	–	14,918	(11)	40,000		890,418

Termination by Executive
– without Good Reason	–		–		–	–		–	–	–
– for Good Reason	685,500	(10)	150,000	(8)	–	14,918	(11)	40,000		890,418

Death or Disability	–		–		–	–		–		–

David L. Lopez, Esq., CPA
Change in Control	–			(5)	–	–		–	–	–

Termination by Company
– Change in Control (6)	1,147,500	(7)	152,000	(8)	–	42,690	(9)	40,000	132,317	1,514,507
– for Cause	–		–		–	–		–	–	–
– without Cause	688,500	(10)	152,000	(8)	–	21,345	(11)	40,000		901,845

Termination by Executive
– without Good Reason	–		–		–	–		–	–	–
– for Good Reason	688,500	(10)	152,000	(8)	–	21,345	(11)	40,000		901,845

Death or Disability	–		–		–	–		–

	Severance		Bonus		Equity Acceleration(1)	Health Benefits		Out- Placement Counseling (2)	Excise Tax & Gross- up(3)	TOTAL
Robert Segal, M.D., F.A.C.P.(14)
Change in Control	–			(5)	–	–		–	–

Termination by Company
– Change in Control (6)	720,000	(12)	70,000	(8)	–	54,506	(9)	40,000	–	884,506
– for Cause	–		–		–	–		–	–	–
– without Cause	360,000	(13)	70,000	(8)	–	27,253	(11)	40,000		497,253

Termination by Executive
– without Good Reason	–		–		–	–		–	–	–
– for Good Reason	360,000	(13)	70,000	(8)	–	27,253	(11)	40,000		497,253

Death or Disability	–		–		–	–		–

Thomas F. Miller
Change in Control	–			(5)	–	–		–	–	–

Termination by Company
– Change in Control (6)	636,000	(12)	68,000	(8)	–	40,839	(9)	40,000	–	784,839
– for Cause	–		–		–	–		–	–	–
– without Cause	318,000	(13)	68,000	(8)	–	20,419	(11)	40,000		446,491

Termination by Executive
– without Good Reason	–		–		–	–		–	–	–
– for Good Reason	318,000	(13)	68,000	(8)	–	20,419	(11)	40,000		446,491

Death or Disability	–		–		–	–		–

Former Officer
Robert J. Capetola, Ph.D(15)
Separation Agreement	1,172,878					62,600		–		1,235,478
Change in Control

(1)
Under certain executive employment agreements, under certain conditions, the vesting of unvested stock options and the RSAs would be accelerated.  Equity acceleration represents the incremental value, as defined in ASC Topic 718, resulting from such acceleration on the assumed termination date, December 31, 2009.  In the event that the fair market value on the assumed termination date is less than the exercise price of the unvested options, the equity acceleration compensation is zero.  As the RSAs vested on January 3, 2010, the next business day following December 31, 2009, no additional benefit would have been realized in connection with the acceleration of the RSAs.  The number of shares remaining unvested as of December 31, 2009 for each executive is set forth in the “Outstanding Equity Awards” table.

(2)
Under all the executive employment agreements, upon a change of control or termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to outplacement counseling assistance in the form of reimbursement for reasonable expenses incurred by the executive within 12 months following the date of termination, up to a maximum amount of $40,000.

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

(4)
With respect to Mr. Amick, there is no contract, agreement, plan or arrangement that provides for payment(s) to him at, following, or in connection with any termination, including without limitation, resignation, severance retirement or a constructive termination.

(5)
Under this executive’s employment agreement, upon a Change in Control and assuming the executive remains employed with the acquirer, the executive’s annual bonus in each of the two fiscal years immediately following the Change in Control must be at least equal to the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control.

(6)
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

(7)
Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to a lump sum payment that is equal to two and one half times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control.

(8)
Under all the executive employment agreements, upon a change of control or termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a pro rata bonus payable in a lump sum payment that is equal to the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control or termination, multiplied by a fraction the numerator of which is the number of days the executive was employed with the Company in the current fiscal year and the denominator of which is 365.

(9)
Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of two years following the date of termination (except that the period under Messrs. Cooper and Lopez agreements is two and one-half years), reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

(10)
Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a lump sum payment that is equal to one and one half times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the date of termination.

(11)
Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in the Company’s health and welfare plans at the time of termination for a period of one year following the date of termination (except that the period under Messrs. Cooper and Lopez agreements is one and one-half years), reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

(12)
Under this executive’s employment agreement, upon termination in connection with a change of control, the executive is entitled to a lump sum payment that is equal to two times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control.

(13)
Under this executive’s employment agreement, upon termination by the Company without Cause or by the executive for Good Reason, the executive is entitled to a lump sum payment that is equal to the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control.

(14)
See, “Compensation Discussion and Analysis – Executive Employments Agreements”, and “– Severance and Change in Control Benefits” for a discussion of the retention letters that we expect to enter into with certain of our executives, including Dr. Segal.  Dr. Segal’s retention letter will take effect upon expiration of his current executive employment agreement on May 3, 2010.  Under the form of retention letter, upon termination of employment, Dr. Segal will be entitled to severance equal to one year of his then-current base salary plus a prorated bonus award based on his target bonus amount, which is currently 30% of his base salary.  In addition, Dr. Segal will be entitled to continuation of his health benefits for a period of one year.

(15)
Under Dr. Capetola’s Separation Agreement, he was entitled to a one-time severance payment of $250,0000 upon execution of the Separation Agreement and periodic severance payments through May 3, 2010 (the “Severance Period”) totaling $604,622, of which $168,987 remained unpaid as of December 31, 2009.  In addition, upon the occurrence of a Corporate Transaction during the Severance Period, Dr. Capetola would be entitled to an additional payment such that his total severance payments would then equal $1.58 million.  If the Corporate Transaction were to constitute a Change of Control, Dr. Capetola would then be entitled to an additional payment such that his total severance payments would equal $1.78 million.  In addition, Dr. Capetola is entitled to continuation of health benefits (or their equivalent) during the Severance Period for himself and the members of his family who were participating in our health and welfare plans at the time of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).  His health benefits were to be extended in the event of a Corporate Transaction for a period ending 24 months from the date of termination of termination of employment or, in the event of a Corporate Transaction, 27 months from the date of termination of employment.   See, “Compensation Discussion and Analysis –Resignation of our President and Chief Executive Officer.”

Director Compensation

During 2009, each of the Company’s non-employee directors received cash compensation for his services in the amount of $4,500 per quarter.  Directors who are also employees of the Company are not compensated separately for serving on the Board or any of its Standing Committees.  In addition, directors are paid the following additional amounts, as applicable: (i) $6,000 per quarter to Mr. Amick for serving as the Chairman of the Board; (ii) $1,000 per quarter for each director who served on one or more of the Standing Committees; and (iii) $500 per quarter for each director who served as Chairman of any of the Standing Committees.  The following chart summarizes the annual cash compensation for the Company’s non-employee directors during the fiscal year ended December 31, 2009.  Board-related compensation paid to Mr. Amick is included in the information provided in the Summary Compensation Table, above.

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Stock Awards”, “Non-Equity Incentive Compensation”, “Change in Pension Value and Nonqualified Deferred Compensation Earnings”, and “All Other Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non- Equity Incentive Plan Compen -sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen -sation	Total

Antonio Esteve, Ph.D.	18,000		$17,268				$35,268
Max E. Link, Ph.D.	24,000		17,268				41,268
Herbert H. McDade, Jr.	22,300		17,268				39,268
Marvin E. Rosenthale, Ph.D.	24,000		17,268				41,268

(1)
Represents the grant date fair value computed in accordance with ASC Topic 718 of outstanding stock options, and is not an amount paid to, or realized by, the director.  There can be no assurance that these ASC Topic 718 amounts will ever be realized. See Note 11 – “Stock Options and Stock-based Employee Compensation” to our consolidated financial statements for the year ended December 31, 2009, in the Form 10-K. As of December 31, 2009, the aggregate number of option awards outstanding for each director was as follows:  Mr. Amick – 240,000; Dr. Esteve – 205,000; Dr. Link – 185,000; Mr. McDade – 235,000; and Dr. Rosenthale – 185,000.  The ASC Topic 718 grant date value per share for options granted in 2009 was $0.58.

Our Compensation Policies and Practices as They Relate to Risk Management

We have reviewed our compensation policies and practices for our employees and have concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on our operations.  By referring to available published surveys of biotech companies’ compensation practices to inform our decisions with respect to long-term incentive compensation, we believe that we maintain competitive pay arrangements and also intend, when possible, to allocate our compensation among base salary and short and long-term compensation target opportunities in a manner that does not encourage excessive risk-taking by our employees. To mitigate against a risk of inappropriate discrimination or unintended consequences, we attempt to apply our compensation policies and procedures uniformly to all eligible employees.  The Compensation Committee believes that the design of our compensation program and the relative mix of the various components are appropriate to our industry and encourage our executive officers to maximize stockholder value as they pursue achievement of our broad corporate goals (see, “Compensation Discussion and Analysis – Corporate Goals”).  While the Compensation Committee weighs the achievement of corporate goals more heavily for executives in senior executive positions and seeks to reward less senior personnel based more on progress made in achieving narrower individual goals, the individual goals of all employees are defined with a view to connecting the achievement of each employee with the broad corporate goals established by the Compensation Committee.  Moreover, in making key corporate decisions, we seek to gain agreement among representatives of the various functions within our organization, thereby reducing the risk that decisions could have an unidentified adverse impact on our business or on the achievement of our broad corporate goals.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of independent directors. Mr. Amick was a member of the Compensation Committee throughout 2009 until August 13, 2009.  He resigned from the Compensation Committee on August 13, 2009 at the time that that Board elected him to the position of Chief Executive Officer.  There are no “interlocks” as defined by the SEC with respect to any member of the Compensation Committee.

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
Max E. Link, Ph.D.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2009 the number of shares of our common stock issuable upon exercise of outstanding options.  As there are no equity incentive plans not approved by security holders (other than our 401(k) Plan under which the company match is made in shares of our common stock), that line of the table has been omitted.

Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders

2007 Long-Term Incentive Plan	6,687,719	$2.45	1,812,281

Amended and Restated 1998 Stock Incentive Plan (1)	9,297,792	$4.87	–

Total	15,985,511	$3.76	1,812,281

(1)	The 1998 Plan expired on the effective date of the 2007 Plan. All awards granted under the 1998 Plan continue to be governed by the terms of the 1998 Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company (i) as of March 31, 2010, by each Named Executive Officer and director of the Company listed in the chart below and by all executive officers and directors as a group, and (ii) as of December 31, 2009, by each person or entity known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock of the Company.  The address of each person is c/o Discovery Laboratories, Inc., 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622, unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Common Stock	Common Stock Equivalents (2)	Total Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Non-Executive Directors
Antonio Esteve, Ph.D. (3)	3,206,689	226,174	3,432,863	2.23%
Max E. Link, Ph.D.	166,821	155,000	351,821	*
Herbert H. McDade, Jr.	–	235,000	235,000	*
Marvin E. Rosenthale, Ph.D.(4)	350,000	185,000	475,000	*

Named Executive Officers
W. Thomas Amick	40,000	180,000	220,000	*
John G. Cooper	68,248	1,590,834	1,659,082	1.07%
David L. Lopez, Esq., CPA	80,829	1,456,834	1,537,663	*
Thomas F. Miller Ph.D., MBA	32,890	502,501	535,391	*
Robert Segal, M.D., F.A.C.P.	33,088	890,584	923,672	*

Former Executive
Robert J. Capetola, Ph.D. (5)	436,417	4,304,250	4,740,667	2.99%

Name and Address of Beneficial Owner (1)	Common Stock	Common Stock Equivalents (2)	Total Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Executive Officers and Directors as a group (14 persons)(6)	4,129,827	6,527,345	10,657,173	6.64%
5% Security Holders

Wellington Management Company (7) 75 State Street Boston, MA 02109	11,387,100	4,454,200	15,841,300	10.00%
* Less than 1%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and includes voting and investment power with respect to shares of common stock.  Shares of common stock, and shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2010 held by each person or group named above, are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or group.

(2)
Common Stock Equivalents include shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2010 held by each person or group named above.

(3)
Beneficial ownership of common stock includes 2,884,410 shares owned by Laboratorios Esteve, 317,164 shares owned by Laboratorios P.E.N., S.A., an affiliate of Laboratorios Esteve, and 5,115 shares owned directly by Dr. Esteve.  Common Stock Equivalents includes 205,000 shares of common stock issuable upon the exercise of outstanding options held by Dr. Esteve and 51,174 shares of common stock issuable on the exercise of outstanding warrants owned by Laboratorios Esteve.  As a consequence of Dr. Esteve’s relationship with Laboratorios Esteve, including, serving as President of Laboratorios Esteve, he may be deemed to have beneficial ownership of the shares owned by Laboratorios Esteve and Laboratorios P.E.N.

(4)	Total beneficial ownership shown in the table includes 125,000 shares as to which Dr. Rosenthale disclaims beneficial ownership (shares held by spouse).

(5)	This information is based on a Form 5 filed by Dr. Capetola with the SEC on February 9, 2010.

(6)	This information does not include the shares attributable to Dr. Capetola.

(7)
This information is based on Schedule 13G filed with the SEC on February 12, 2010 by Wellington Management Company, LLP (“Wellington”) with respect to shares which are held by clients of Wellington, and includes 15,588,800 shares as to which Wellington holds shared power to vote and 15,841,300 shares as to which Wellington holds shared power to dispose of or direct the disposition of.  We have calculated the amount of shares and equivalents based on our corporate records of warrants issued to and held by Wellington.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions between the Company and Related Parties

There were no transactions between the Company and any related party to the Company in the fiscal year ended December 31, 2009.

Committees of the Board

The Board appoints all members of the Board committees.  Presently, the Board has the following committees: (i) the Standing Committees, consisting of the Audit Committee, Compensation Committee, Nomination Committee, Compliance and Quality Committee, and (ii) the Strategic Partnering Committee.

Director Independence

The Board presently consists of five members, one of whom serves as Chief Executive Officer.  Presently, Messrs. McDade and Drs. Link and Rosenthale are “independent” directors within the meaning of the rules of the SEC and the listing requirements of The Nasdaq Stock Market (“Nasdaq”).  Each director who serves on a Standing Committee, including the Compensation Committee, the Nominating Committee and the Audit Committee, is “independent” within the meaning of the SEC rules and the qualitative listing requirements of Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008, fees for the review of quarterly reports on Form 10-Q during these periods and fees for other services rendered by Ernst & Young LLP during those periods:

Fee Category:	Fiscal 2009	% of Total	Fiscal 2008	% of Total

Audit Fees	$212,000	65%	$222,000	65%
Audit-Related Fees	83,000	25%	84,000	24%

Tax Fees	29,000	9%	34,000	10%

All Other Fees	2,000	1%	2,000	1%
Total Fees	$326,000	100%	$342,000	100%

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

The Audit Committee or a designated member of the Audit Committee pre-approved all audit and non-audit services rendered by Ernst & Young LLP to the Company in 2009.

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

Exhibits are listed on the Index to Exhibits at the end of this Amendment No. 1 to the Form 10-K.  The exhibits required to be filed pursuant to Item 601 of Regulation S-K, which are listed on the Index in response to this Item, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY LABORATORIES, INC.

Date: April 30, 2010	By:	/s/ W. Thomas Amick
W. Thomas Amick
Chairman of the Board and
Chief Executive Officer

INDEX TO EXHIBITS
The following exhibits are included with this Annual Report on Form 10-K/A.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), dated December 9, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 9, 2009.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.4	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

4.5	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.6	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (“PharmaBio”)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.7	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.8	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

Exhibit No.	Description	Method of Filing

4.9	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.10	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.11	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.12	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.13	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.1+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Discovery’s Registration Statement on Form SB-2, as filed with the SEC on January 7, 1997 (File No. 333-19375).

10.2	Registration Rights Agreement, dated June 16, 1998, among Discovery, Johnson & Johnson Development Corporation and The Scripps Research Institute.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the SEC on April 9, 1999.

10.3*	Restated 1993 Stock Option Plan of Discovery.	Incorporated by reference to Discovery’s Registration Statement on Form SB-2 (File No. 33-92-886).

10.4*	1995 Stock Option Plan of Discovery.	Incorporated by reference to Discovery’s Registration Statement on Form SB-2 (File No. 33-92-886).

10.5*	Amended and Restated 1998 Stock Incentive Plan of Discovery (amended as of May 13, 2005).	Incorporated by reference to Exhibit 4.1 to Discovery’s Registration Statement on Form S-8, as filed with the SEC on August 23, 2005 (File No. 333-116268).

10.6*	Form of Notice of Grant of Stock Option under the 1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the SEC on November 17, 1999.

10.7*	Discovery’s 2007 Long Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007.

Exhibit No.	Description	Method of Filing

10.8*	Form of 2007 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 9, 2007.

10.9*	Form of Stock Issuance Agreement, dated as of October 30, 2007, between the Discovery and the Grantees	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 5, 2007.

10.10+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.11+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.12	Assignment of Lease and Termination and Option Agreement, dated as of December 30, 2005, between Laureate Pharma, Inc. and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006.

10.13	Common Stock Purchase Agreement, dated April 17, 2006, by and between Discovery and Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

10.14	Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

10.15*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Robert J. Capetola, Ph.D.	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.16*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert J. Capetola and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008

10.17*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and John G. Cooper.	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.18*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between John G. Cooper and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008

Exhibit No.	Description	Method of Filing

10.19*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and David L. Lopez, Esq., CPA	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.20*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between David L. Lopez and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

10.21*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Robert Segal, M.D.	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.22*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert Segal, M.D., F.A.C.P., and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 15, 2008.

10.23*	Amendment dated December 12, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert Segal, M.D., F.A.C.P., and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 18, 2008.

10.24*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Charles Katzer.	Incorporated by reference to Exhibit 10.31 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 16, 2007.

10.25*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Charles F. Katzer and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 15, 2008.

10.26*	Amendment dated December 12, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Charles F. Katzer and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 18, 2008.

10.27	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, by and between TR Stone Manor Corp. and Discovery Laboratories, Inc.	Incorporated by reference to Exhibits 10.1 and 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007.

10.28	Credit and Security Agreement, dated as of May 21, 2007, by and between Discovery and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 24, 2007.

Exhibit No.	Description	Method of Filing

10.29
First Amendment to Credit and Security Agreement (the “Amendment”) dated May 30, 2008, between the Company and GE Business Financial Services Inc. (formerly Merrill Lynch Business Financial Services, Inc.)
Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 2, 2008.
10.30 +	Amended and Restate License Agreement by and between Discovery and Philip Morris USA Inc., d/b/a/ Chrysalis Technologies, dated March 28, 2008	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.31 +	License Agreement by and between and Philip Morris Products S.A., dated March 28, 2008	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.32	Common Stock Purchase Agreement, dated as of May 22, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 27, 2008.

10.33	Registration Rights Agreement, dated as of December 12, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 27, 2008.

10.34	Common Stock Purchase Agreement, dated December 12, 2008, by and between Discovery and Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

10.35	Registration Rights Agreement, dated as of December 12, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

10.36*	Agreement, dated as of August 13, 2009, by and between Discovery and W. Thomas Amick Regarding Service as Chief Executive Officer on a Part-Time, Interim Basis	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4,2009.

10.37*	Separation of Employment Agreement and General Release, dated as of August 13, 2009, by and between Discovery and Robert J. Capetola	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

10.38
Payment Agreement and Loan Amendment (amending the Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006) dated April 27, 2010, by and between Discovery and PharmaBio
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.39	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing

10.40	Securities Purchase Agreement dated April 27, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 1.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

21.1	Subsidiaries of Discovery.	Incorporated by reference to Exhibit 21.1 to Discovery’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the SEC on March 31, 1998.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	Incorporated by reference to Exhibit 23.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 10, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 10, 2010.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 10, 2010.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.4	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 10, 2010.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

+           Confidential treatment requested as to certain portions of these exhibits.  Such portions have been redacted and filed separately with the Commission.

*           A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.