Form 10-Q
period 2010-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2010-05-10
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 1, 2010, 158,064,779 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	CONSOLIDATED BALANCE SHEETS
	As of March 31, 2010 (unaudited) and December 31, 2009	1

	CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended March 31, 2010 and 2009	2

	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended March 31, 2010 and 2009	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signatures		26

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

•	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;

•	the risks that we may be unable to maintain and protect the patents and licenses related to our products and that other companies may develop competing therapies and/or technologies;

•	the risk that we may become involved in securities, product liability and other litigation;

•	risks related to reimbursement and health care reform that may adversely affect us;

•	the risk that the FDA may not approve Surfaxin® or may subject the marketing of Surfaxin® to onerous requirements that significantly impair marketing activities;

•	the risk that we may identify unforeseen problems that have not yet been discovered or the FDA could in the future impose additional requirements to gain approval of Surfaxin ®; and

•
other risks and uncertainties, including those described in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, on Forms 10-Q and 8-K, and any amendments thereto.

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

v

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,172	$15,741
Prepaid expenses and other current assets	270	233
Total Current Assets	24,442	15,974
Property and equipment, net	4,444	4,668
Restricted cash	400	400
Other assets	223	361
Total Assets	$29,509	$21,403
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,147	$1,294
Accrued expenses	3,531	3,446
Loan payable, including accrued interest	10,545	10,461
Equipment loans and capitalized leases, current portion	472	597
Total Current Liabilities	15,695	15,798

Equipment loans and capitalized leases, non-current portion	405	428
Other liabilities	673	690
Total Liabilities	16,773	16,916
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 380,000 shares authorized; 154,325 and 126,689 shares issued, 154,012 and 126,376 shares outstanding	154	127
Additional paid-in capital	380,573	365,063
Accumulated deficit	(364,937)	(357,649)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Total Stockholders’ Equity	12,736	4,487
Total Liabilities & Stockholders’ Equity	$29,509	$21,403

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$–	$–
Expenses:
Research and development	4,133	5,607
General and administrative	2,932	3,096
Total expenses	7,065	8,703
Operating loss	(7,065)	(8,703)
Other income / (expense):
Interest and other income	19	5
Interest and other expense	(242)	(302)
Other income / (expense), net	(223)	(297)
Net loss	$(7,288)	$(9,000)
Net loss per common share – Basic and diluted	$(0.05)	$(0.09)
Weighted average number of common shares outstanding – basic and diluted	137,699	102,093

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,288)	$(9,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482	516
Stock-based compensation and 401(k) match	455	976
Gain on sale of equipment	(16)	–
Changes in:
Prepaid expenses and other current assets	(37)	287
Accounts payable	(147)	(230)
Accrued expenses	85	(160)
Other assets	1	1
Other liabilities and accrued interest on loan payable	67	92
Net cash used in operating activities	(6,398)	(7,518)
Cash flows from investing activities:
Purchase of property and equipment	(57)	(53)
Restricted cash	–	200
Proceeds from sales or maturity of marketable securities	–	2,047
Net cash used in investing activities	(57)	(2,194)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	15,082	2,531
Principal payments under equipment loan and capital lease obligations	(196)	(826)
Net cash provided by financing activities	14,886	1,705
Net increase / (decrease) in cash and cash equivalents	8,431	(3,619)
Cash and cash equivalents – beginning of period	15,741	22,744
Cash and cash equivalents – end of period	$24,172	$19,125
Supplementary disclosure of cash flows information:
Interest paid	$21	$84
Non-cash transactions:
Unrealized loss on marketable securities	–	(1)
Equipment acquired through capitalized lease	48	–

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

We are developing our lead products, Surfaxin®(lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting pediatric populations.  In April 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application (NDA) for Surfaxin for the prevention of Respiratory Distress Syndrome (RDS) in premature infants, our first product based on our novel KL4 surfactant technology.  The letter focused primarily on certain aspects of our fetal rabbit biological activity test (BAT, a quality control and stability release test for Surfaxin and our other KL4 pipeline products), specifically whether analysis of preclinical data from both the BAT and a well-established preterm lamb model of RDS demonstrates the degree of comparability that the FDA requires and whether the BAT can adequately distinguish change in Surfaxin biological activity over time.  Based on meetings held in June and September 2009 and other interactions with the FDA, we have optimized the BAT and have recently completed the laboratory testing to re-validate the optimized BAT.  We expect to complete our revalidation efforts in May 2010.  See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Business Strategy Update.”

Following completion of the BAT optimization and revalidation, to address the sole remaining issue for Surfaxin approval, we plan to initiate a comprehensive program that will consist of a series of prospectively-designed, side-by-side preclinical studies employing the optimized BAT and a well-established preterm lamb model of RDS.  We submitted the protocol for these studies to the FDA for its review and now expect a written response from the FDA in May 2010.  Subject to confirmation that we have satisfactorily revalidated the BAT, we expect to initiate the side-by-side preclinical programs in the next few months.  We believe that we remain on track to complete our comprehensive program and submit our Complete Response to the FDA in the first quarter of 2011, which could potentially lead to approval of Surfaxin for the prevention of RDS in premature infants in 2011.  If approved, Surfaxin would be the first synthetic, peptide-containing surfactant for use in pediatric medicine.

Surfaxin LS, our lyophilized KL4 surfactant, is a dry powder formulation that is resuspended as a liquid prior to use.  Surfaxin LS is intended to improve ease of use for healthcare practitioners, eliminate the need for cold-chain storage, and potentially further improve clinical performance.  Aerosurf is our proprietary KL4 surfactant in aerosolized form, which we are developing using our capillary aerosolization technology, initially to treat premature infants at risk for RDS.  Premature infants with RDS are treated with surfactants that are administered by means of invasive endotracheal intubation and mechanical ventilation, procedures that frequently result in serious respiratory conditions and complications.  If approved, we believe that Aerosurf will make it possible to administer surfactant into the lung without subjecting patients to such invasive procedures.  We believe that Aerosurf has the potential to enable a significant increase in the use of surfactant therapy in pediatric medicine.

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults.  Our plans include potentially taking these initiatives through a Phase 2 proof-of-concept phase and, if successful, thereafter determining whether to seek strategic alliances or collaboration arrangements or to utilize other financial alternatives to fund their further development.  We have recently completed enrollment in a Phase 2 clinical trial of Surfaxin to potentially address Acute Respiratory Failure (ARF) and expect that top line results will be available in the second quarter 2010.   Our KL4 surfactant is also the subject of an investigator-initiated Phase 2a clinical trial assessing the safety, tolerability and short-term effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in patients with Cystic Fibrosis (CF).  We are conducting research and preclinical development with our KL4 surfactant potentially to address Acute Lung Injury (ALI), and, potentially in the future, other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).  We have also initiated exploratory preclinical studies to assess the feasibility of using our KL4 surfactant in combination with small and large molecule therapeutics to efficiently and effectively deliver therapies to the lung to treat a range of pulmonary conditions and disease.

An important priority is to secure strategic and financial resources to potentially maximize the inherent value of our KL4 surfactant technology.  We prefer to accomplish our objectives through strategic alliances, including potential business alliances, and commercial and development partnerships.  With respect to our lead products, we are engaged in discussions with potential strategic and/or financial partners.  To secure required capital, we are also considering other alternatives, including additional financings and other similar opportunities.  Although we continue to consider a number of potential strategic and financial alternatives, there can be no assurance that we will enter into any strategic alliance or otherwise consummate any financing or other similar opportunities.  Until such time as we secure the necessary capital, we plan to continue conserving our financial resources, predominantly by limiting investments in our pipeline programs.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2010 (2009 Annual Report on Form 10-K).

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

Following receipt from the FDA of a Complete Response Letter for Surfaxin in April 2009, we made fundamental changes in our business strategy.  We now believe that it is in our best interest financially to seek to develop and commercialize our KL4 technology through strategic alliances or other collaboration arrangements, including in the United States.  However, there can be no assurance that any strategic alliance or other arrangement will be successfully concluded.

The accompanying interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As a result of our cash position as of December 31, 2009, the audit opinion we received from our independent auditors for the year ended December 31, 2009 contains a notation related to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In that event, we may be forced to further limit development of many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing the development and/or commercialization of products that we consider valuable and might otherwise plan to develop ourselves.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

As of March 31, 2010, we had cash and cash equivalents of $24.2 million, which includes net proceeds of $15.1 million ($16.5 million gross) from a public offering that we completed in February 2010.  As of May 7, 2010, neither the May 2008 CEFF nor the December 2008 CEFF was available to us because the closing market price of our common stock ($0.47) was below the minimum price required ($1.15 and $0.60, respectively) to utilize the facility.  If and when the CEFFs become available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $69.5 million.  See, Note 4 – Stockholders’ Equity, for details about our CEFFs.

As of March 31, 2010, our $10.5 million loan with PharmaBio Development Inc (PharmaBio), the former strategic investment subsidiary of Quintiles Transnational Corp. (Quintiles), was classified as a current liability payable on April 30, 2010.  On April 28, 2010, we completed a restructuring of the loan ($10.6M at the time of restructuring) pursuant to a Payment Agreement and Loan Amendment dated April 27, 2010 (PharmaBio Agreement) that provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, (b) a maturity date extension for the remaining $4 million principal amount under the loan, $2 million of which now will be due and payable on July 30, 2010 and the remaining $2 million of which will be due and payable on September 30, 2010, and (c) so long as we timely make each of the remaining principal payments on or before their respective due dates, no further interest will accrue on the outstanding principal amount.  In addition, we agreed to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment is made on or before July 30, 2010, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full.  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities.  See, Note 8 – Subsequent Events.

The PharmaBio Agreement also provides that we and PharmaBio will negotiate in good faith to potentially enter into a strategic arrangement under which PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the possible research and development, and commercialization of two of our drug product candidates, Surfaxin LS and Aerosurf, for the prevention and treatment of RDS in premature infants.  However, neither party is obligated to enter into any such arrangement except to the extent that the parties, in their individual and sole discretion, enter into definitive documents with respect thereto.  Accordingly, there can be no assurances that any such arrangement will be completed.  See, Note 8 – Subsequent Events.

Also on April 27, 2010, we entered into a Securities Purchase Agreement pursuant to which PharmaBio agreed to purchase 4,052,312  shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net).  The shares of common stock and warrants were sold as units, with each unit consisting of (a) one share of common stock, and (b) one-half of a warrant to purchase a share of common stock, at an offering price of $0.5429 per unit.  The warrants generally will be exercisable beginning 181 days after the date of issuance for a period of five years from the original date of issuance at an exercise price of $0.7058 per share.  See, Note 4 – Stockholders’ Equity, and Note 8 – Subsequent Events.

Note 3 – Accounting Policies and Recent Accounting Pronouncements

Accounting policies

There have been no changes to our critical accounting policies since December 31, 2009.  For more information on critical accounting policies, see, Note 3 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to the consolidated financial statements included in our 2009 Annual Report on Form 10-K.  Readers are encouraged to review those disclosures in conjunction with the review of this Form 10-Q.

Net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the periods.  As of March 31, 2010 and 2009, 44.0 million and 24.8 million shares of common stock, respectively, were potentially issuable upon the exercise of certain stock options and warrants.  Due to our net loss, these potentially issuable shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive, therefore basic and dilutive net loss per share are the same.

Comprehensive loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended March 31, 2010 and 2009 are as follows:

	For the three months ended
(in thousands)	March 31,
	2010	2009
Net loss	$(7,288)	$(9,000)
Change in unrealized gains / (losses) on marketable securities	–	(1)
Comprehensive loss	$(7,288)	$(9,001)

Recent accounting pronouncements

In March 2010, ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”) was issued and will amend the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. We do not believe the adoption of this ASU will have a material impact on our financial statements.

Note 4 – Stockholders’ Equity

Registered Public Offerings

In February 2010, we completed a public offering of 27.5 million shares of our common stock and warrants to purchase 13.8 million shares of our common stock, sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock, at a public offering price of $0.60 per unit, resulting in gross proceeds to us of $16.5 million ($15.1 million net).  This offering was made pursuant to a prospectus supplement dated April 28, 2010 and an accompanying prospectus dated June 18, 2008 pursuant to our existing shelf registration statement on Form S-3 (File No. 333-151654), which was filed with the SEC on June 13, 2008 and declared effective by the SEC on June 18, 2008 (2008 Shelf  Registration Statement).  The warrants expire in February 2015 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.85.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if the Company engages in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not available for the resale of the warrant shares, the holder may exercise on a cashless basis.

In May 2009, we completed a registered direct public offering of 14.0 million shares of our common stock and warrants to purchase seven million shares of common stock, sold as units to select institutional investors, with each unit consisting of one share and a warrant to purchase 0.5 of a share of common stock, at a price of $0.81 per unit, resulting  in gross proceeds to us of $11.3 million ($10.5 million net).  This offering was made pursuant to a prospectus supplement dated May 8, 2009 to the prospectus dated June 18, 2008 included in our 2008 Shelf  Registration Statement.  The warrants expire in May 2014 and are exercisable at a price per share of $1.15.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if the Company engages in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not available for the resale of the warrant shares, the holder may exercise on a cashless basis.

Common Stock Offering with PharmaBio Development Inc.

On April 27, 2010, we entered into a Securities Purchase Agreement with PharmaBio, as the sole purchaser, related to an offering of 4,052,312 shares of common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold as units, with each unit consisting of one share of common stock and one half of a warrant to purchase a share of common stock, at an offering price of $0.5429 per unit, representing  the greater of (a) the volume-weighted average sale price (“VWAP”) per share of the common stock on The Nasdaq Global Market for the 20 trading days ending on April 27, 2010 and (b) the last reported closing price of $0.5205 per share of the common stock on The Nasdaq Global Market on such date.  The offering resulted in gross proceeds to us of $2.2 million ($2.1 million net).  This offering was made pursuant to a prospectus supplement dated April 28, 2010 to the prospectus dated June 18, 2008 included in our 2008 Shelf  Registration Statement.  The warrants expire in April 2015 and generally will be exercisable beginning 181 days after the date of issuance, subject to an aggregate beneficial ownership limitation of 9.9%, at a price per share of $0.7058, which represents a 30% premium to the VWAP for the 20 trading days ending on April 27, 2010.  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not available for the resale of the warrant shares, the holder may exercise on a cashless basis.  See also, Note 8 – Subsequent Events.

Committed Equity Financing Facilities(CEFFs)

As of March 31, 2010, we had two CEFFs with Kingsbridge Capital Limited (Kingsbridge), under which Kingsbridge is committed to purchase, subject to certain conditions, newly-issued shares of our common stock.  The CEFFs, dated December 12, 2008 (December 2008 CEFF) and May 22, 2008 (May 2008 CEFF), allow us at our discretion to raise capital for a period of three years ending February 6, 2011 and June 18, 2011, respectively, at the time and in amounts deemed suitable to us.  We are not obligated to utilize any of the funds available under the CEFFs.  Our ability to access funds available under the CEFFs is subject to certain conditions, including stock price and volume limitations.

Under the December 2008 CEFF, as of March 31, 2010, we had 7.1 million shares potentially available for issuance (up to a maximum of $17.7 million), provided that the VWAP of our common stock on each trading day must be at least equal to the greater of (i) $.60 or (ii) 90% of the closing price of our common stock on the trading day immediately preceding the draw down period (Minimum VWAP).  Under the May 2008 CEFF, as of March 31, 2010, we had approximately 12.8 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the VWAP on each trading day must be at least equal to the greater of $1.15 or the Minimum VWAP.  Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See, “Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs)” included in our 2009 Annual Report on Form 10-K.  As of May 7, 2010, neither CEFF is currently available because the market price of our common stock is less than the minimum price required to utilize either CEFF.

To date, we have not utilized our CEFFs in 2010.  During 2009, we raised an aggregate of $10.7 million from 10 draw-downs under our CEFFs.   If and when the closing market price of our common stock is at least equal to the minimum price required under our CEFFs, we anticipate using them to support our working capital needs and maintain cash availability in 2010.

Note 5 – Fair Value of Financial Instruments

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

Fair Value on a Recurring Basis

Due to their short-term maturity, the carrying amounts of cash, money markets and accounts payable approximate their fair values.  The table below categorized assets measured at fair value on a recurring basis based upon the lowest level of significant input (Level 1) to the valuations as of March 31, 2010

	Fair Value	Fair value measurement using
Assets	March 31, 2010	Level 1	Level 2	Level 3
Money Markets and Certificates of Deposit	$21,890	$21,890	$-	$-
Restricted Cash	400	400	-	-
Total	$22,290	$22,290	$-	$-

Note 6 – Stock Options and Stock-Based Employee Compensation

We recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized ratably over the requisite service period, typically three years for employees.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses weighted average assumptions noted in the following table.

	March 31,	March 31,
	2010	2009
Expected volatility	99%	81%
Expected term	4.7 years	4.6 years
Risk-free interest rate	1.7%	2.1%
Expected dividends	–	–

The total employee stock-based compensation for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Research & Development	$166	$209
General & Administrative	232	670
Total	$398	$879

As of March 31, 2010, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 1998 Stock Incentive Plan (1998 Plan) and the 2007 Long-Term Incentive Plan (2007 Plan).  That cost is expected to be recognized over a weighted-average vesting period of 1.1 years.

Note 7 – Contractual Obligations and Commitments

Former CEO Commitment

In connection with the resignation in August 2009 of Robert J. Capetola, Ph.D., our former President, Chief Executive Officer and member of our Board of Directors, we entered into a separation agreement and general release (the “Separation Agreement”) dated August 13, 2009, that provided, among other things, for periodic severance payments through the earlier of (i) May 3, 2010 (Severance Period) or (ii) the date, if ever, of a Corporate Transaction (defined below).  Under the Separation Agreement, if a Corporate Transaction were to occur during the Severance Period, Dr. Capetola would become entitled to receive an additional severance payment of up to $1,580,000 or, if any such Corporate Transaction were to constitute a Change of Control, a payment of up to $1,777,500; provided, however, that in each case, any such payment is reduced by the sum of the aggregate cash severance amounts already paid under the Separation Agreement.

A “Corporate Transaction” was defined  in the Separation Agreement to include one or more public or private financings that were completed during the Severance Period and resulted in cash proceeds (net of transaction costs) to us of at least $20 million received during the Severance Period or within 90 calendar days thereafter.  From August 13, 2009 through February 23, 2010, we raised approximately $21.0 million of aggregate net proceeds, consisting of approximately $5.9 million from financing transactions under our CEFFs throughout the period and $15.1 million from a public offering that was completed on February 23, 2010.  As these transactions satisfied the criteria for a Corporate Transaction under the Separation Agreement, on March 3, 2010, we paid to Dr. Capetola an additional $1.06 million (less withholding), representing $1.58 million reduced by the sum of the cash severance amounts previously paid under the Separation Agreement, which totaled approximately $0.52 million.  At this time, our obligation to make periodic payments under the Separation Agreement has been satisfied and no further payments are due to Dr. Capetola.

The full text of the Separation Agreement is attached to our Current Report on Form 8-K that we filed with the SEC on August 19, 2009.  For a summary of the Separation Agreement, see, “Item 11– Executive Compensation –Resignation of our President and Chief Executive Officer,” in our Amendment No. 1 to our 2009 Annual Report on Form 10-K that we filed with the SEC on April 30, 2010 (2009 Form 10-K/A).

Note 8– Subsequent Events

We evaluated all events or transactions that occurred after March 31, 2010 up through the date we issued these financial statements. During this period we did not have any material recognized subsequent events, however, there was one nonrecognized subsequent event described below:

Loan Restructuring – PharmaBio Development Inc.

As of March 31, 2010, our $10.5 million loan with PharmaBio was classified as a current liability, payable on April 30, 2010.  On April 27, 2010, we entered into the PharmaBio Agreement and on April 28, 2010, completed a restructuring of the loan ($10.6M at the time of restructuring).  The PharmaBio Agreement provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, (b) a maturity date extension for the remaining $4 million principal amount under the loan, $2 million of which now will be due and payable on July 30, 2010 and the remaining $2 million of which will be due and payable on September 30, 2010, and (c) so long as we timely make each of the remaining principal payments on or before their respective due dates, no further interest will accrue on the outstanding principal amount.  In addition, we agreed to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment is made on or before July 30, 2010, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full.  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation the following warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities: a warrant to purchase 850,000 shares of common stock at $7.19 per share expiring on November 3, 2014, a warrant to purchase 1,500,000 shares of common stock at $3.58 per share expiring on October 26, 2013 and a warrant to purchase 43,612 shares of the Company’s common stock at $6.875 per share expiring on September 19, 2010.

The PharmaBio Agreement also provided that we and PharmaBio would negotiate in good faith to potentially enter into a strategic arrangement under which PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the possible research and development, and commercialization of two of our drug product candidates, Surfaxin LS and Aerosurf, for the prevention and treatment of RDS in premature infants.  However, neither party is obligated to enter into any such arrangement except to the extent that the parties, in their individual and sole discretion, enter into definitive documents with respect thereto.  Accordingly, there can be no assurances that any such arrangement or collaboration will be completed.

Also, on April 27, 2010, we entered into a Securities Purchase Agreement pursuant to which PharmaBio agreed to purchase 4,052,312 shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of our common stock, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net).  The shares of common stock and warrants were sold as units, with each unit consisting of (a) one share of common stock, and (b) one-half of a warrant to purchase a share of common stock, at an offering price of $0.5429 per unit.  The offering price per unit was calculated based on the greater of (a) the VWAP per share of the common stock on The Nasdaq Global Market for the 20 trading days ending on April 27, 2010 and (b) the last reported closing price of $0.5205 per share of the common stock on The Nasdaq Global Market on such date.  The warrants generally will be exercisable beginning 181 days after the date of issuance for a period of five years from the original date of issuance at an exercise price of $0.7058 per share, which represents a 30% premium to the VWAP.  The exercise price and number of shares of our common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the Warrant).  This offering was made pursuant to our 2008 Shelf  Registration Statement.  The offering closed on April 30, 2010.

See Also, Note 2 – Liquidity Risks and Management’s Plans, and Note 4 – Stockholders’ Equity – Common Stock Offering with PharmaBio Development Inc.  The full text of the the PharmaBio Agreement, the Warrant and the Securities Purchase Agreement is attached as exhibits to our Current Report on Form 8-K that we filed with the SEC on April 28, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided as a supplement to the accompanying interim unaudited consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.  This item should be read in connection with our accompanying interim unaudited consolidated financial statements (including the notes thereto) appearing elsewhere herein.

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

We are developing our lead products, Surfaxin®(lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting pediatric populations.  Our research and development efforts are currently focused on the management of RDS in premature infants.  We have filed a New Drug Application (NDA) for our first product based on our novel KL4 surfactant technology, Surfaxin for the prevention of Respiratory Distress Syndrome (RDS) in premature infants, and received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) in April 2009.  We believe that the RDS market represents a significant opportunity from both a medical and a business perspective.  We further believe that Surfaxin, Surfaxin LS and Aerosurf, have the potential to greatly improve the management of RDS and, collectively, represent the opportunity, over time, to significantly expand the current RDS worldwide annual market.

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults.  We have recently completed enrollment in a Phase 2 clinical trial of Surfaxin to potentially address Acute Respiratory Failure (ARF) and expect that top line results will be available in the second quarter 2010.   Our KL4 surfactant is also the subject of an investigator-initiated Phase 2a clinical trial assessing the safety, tolerability and short-term effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in patients with Cystic Fibrosis (CF).  We are conducting research and preclinical development with our KL4 surfactant potentially to address Acute Lung Injury (ALI), and, potentially in the future, other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).  We have also initiated exploratory preclinical studies to assess the feasibility of using our KL4 surfactant in combination with small and large molecule therapeutics to efficiently and effectively deliver therapies to the lung to treat a range of pulmonary conditions and disease.

An important priority is to secure strategic and financial resources to potentially maximize the inherent value of our KL4 surfactant technology.  We prefer to accomplish our objectives through strategic alliances, including potential business alliances, commercial and development partnerships.  With respect to our lead products, we are engaged in discussions with potential strategic and/or financial partners.  In addition, our plans include potentially taking our early stage exploratory programs through a Phase 2 proof-of-concept phase and, if successful, thereafter determining whether to seek strategic alliances or collaboration arrangements or to utilize other financial alternatives to fund their further development.  To secure required capital, we are also considering other alternatives, including additional financings and other similar opportunities.  Although we continue to consider a number of potential strategic and financial alternatives, there can be no assurance that we will enter into any strategic alliance or otherwise consummate any financing or other similar opportunities.  Until such time as we secure the necessary capital, we plan to continue conserving our financial resources, predominantly by limiting investments in our pipeline programs.

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

Business Strategy Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business” included in our 2009 Annual Report on Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

The following are updates to our Business Strategy:

•	Surfaxin for the Prevention of RDS in Premature infants

In response to written guidance received in February 2010 from the FDA, we are performing a comprehensive preclinical program to potentially address the sole remaining issue that was identified in the April 2009 Complete Response Letter.  The letter focused primarily on certain aspects of our fetal rabbit biological activity test (BAT, a quality control and stability release test for Surfaxin and our other KL4 pipeline products), specifically whether analysis of preclinical data from both the BAT and a well-established preterm lamb model of RDS demonstrates the degree of comparability that the FDA requires and whether the BAT can adequately distinguish change in Surfaxin biological activity over time.  A key component of the comprehensive preclinical program is to first satisfactorily optimize and re-validate the BAT.  To optimize the BAT, we executed a protocol that was previously submitted to the FDA for review and comment.  We expect to complete our revalidation efforts in May 2010.  Additionally, we have been interacting with the FDA regarding other important aspects of the comprehensive preclinical program, including our proposed study design and success criteria. We plan to initiate a series of prospectively-designed, side-by-side preclinical studies employing the optimized BAT and a well-established preterm lamb model of RDS.  We submitted the protocol for these studies to the FDA for its review and expect a written response from the FDA in the near future.  Subject to confirmation that we have satisfactorily revalidated the BAT, we expect to initiate the side-by-side preclinical studies in the next few months.  We believe that we remain on track to complete our comprehensive program and submit our Complete Response to the FDA in the first quarter of 2011, which could potentially lead to approval of Surfaxin for the prevention of RDS in premature infants in the United States in 2011.

•	Surfaxin LS and Aerosurf Development Programs

We are currently conducting important preclinical activities for both Surfaxin LS and Aerosurf to support regulatory requirements for our planned clinical programs.  We are preparing to further engage the FDA and interact with international regulatory agencies with respect to our planned Phase 3 clinical program for Surfaxin LS and our Phase 2 clinical program for Aerosurf.  We are also taking steps to focus our capillary aerosolization device development activities on the capillary aerosolization device that we expect will support our Aerosurf clinical development programs.  We intend to initiate these clinical programs upon determining a final regulatory strategy and after securing appropriate strategic alliances and necessary capital.

•	Phase 2 Clinical Trials to Address Acute Respiratory Failure and Cystic Fibrosis

We have recently completed enrollment in a Phase 2 clinical trial to determine whether Surfaxin improves lung function and reduces the duration and related risk-exposure of mechanical ventilation in children up to two years of age diagnosed with Acute Respiratory Failure (ARF).  ARF is a severe respiratory disorder associated with lung injury, often involving surfactant dysfunction.  ARF occurs after patients have been exposed to serious respiratory infections, such as influenza (including the type A serotype referred to as H1N1) or respiratory syncytial virus (RSV).  Top-line results of this trial are now expected to be available in June 2010.

Our aerosolized KL4 surfactant is being evaluated in an investigator-initiated Phase 2a clinical trial in Cystic Fibrosis (CF) patients. The trial is being conducted at a leading research center, The University of North Carolina, and is further supported by the Cystic Fibrosis Foundation.  The trial has been designed to assess the safety, tolerability and short-term effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in CF patients.  Top line results for this trial are now expected in the third quarter of 2010.

As of March 31, 2010, we had cash and cash equivalents of $24.2 million, which includes net proceeds of $15.1 million ($16.5 million gross) from a public offering that we completed in February 2010.  Currently, under our two CEFFs, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $69.5 million.  However, as of May 7, 2010, neither the May 2008 CEFF nor the December 2008 CEFF was available because the market price of our common stock price was below the minimum price required ($1.15 and $0.60, respectively) to utilize the CEFFs.  See, Note 4 – Stockholders’ Equity, for details about our CEFFs.

As of March 31, 2010, our $10.5 million loan with PharmaBio Development Inc., the former strategic investment subsidiary of Quintiles Transnational Corp (Quintiles), was classified as a current liability, payable on April 30, 2010.  On April 28, 2010, we completed a restructuring of  the loan ($10.6M at the time of restructuring) under which we satisfied a portion of the loan and, as a result, the principal amount is now reduced to $4 million, $2 million of which will be due and payable on July 30, 2010 and the remaining $2 million of which will be due and payable on September 30, 2010.  For details of the terms of the restructuring, see, “– Liquidity and Capital Resources – Debt – Loan with PharmaBio Development, Inc.”  We and PharmaBio also agreed to negotiate in good faith to potentially enter into a strategic arrangement under which PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the research and development, and commercialization of Surfaxin LS and Aerosurf for the prevention and treatment of RDS in premature infants, although there can be no assurances that any such arrangement or collaboration will be accomplished.  Also on April 30, 2010, we completed an offering of common stock and warrants to PharmaBio, resulting in gross proceeds to us of $2.2 million ($2.1 million net). See, “– Liquidity and Capital Resources – Common Stock Offerings – Financings under the 2008 Shelf  Registration Statement.”

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements to support our product development activities and, if approved, commercialization plans.  There can be no assurance, however, that we will be able to secure strategic partners or collaborators to support and advise our activities, that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all.  In addition to multiple strategic alternatives, we continue to consider potential additional financings and other similar opportunities to meet our capital requirements and continue our operations.  Even if we succeed in securing strategic alliances, raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes to our critical accounting policies since December 31, 2009.  For more information on critical accounting policies, see our 2009 Annual Report on Form 10-K.  Readers are encouraged to review these disclosures in conjunction with their review of this Form 10-Q.

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2010 and 2009 was $7.3 million (or $0.05 per share) and $9.0 million (or $0.09 per share), respectively.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 and 2009 were $4.1 million and $5.6 million, respectively.  These costs are charged to operations as incurred and are tracked by category, as follows:

	Three Months Ended March 31,
( in thousands)	2010	2009
Research and Development Expenses:
Manufacturing development	$2,437	$3,126
Development operations	1,241	1,752
Direct preclinical and clinical programs	455	729
Total Research & Development Expenses (1)	$4,133	$5,607

(1)
Included in research and development expenses are charges associated with stock-based employee compensation in accordance with the provisions of ASC Topic 718. For the three months ended March 31, 2010 and 2009, these charges were $0.2 million and $0.2 million, respectively.

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

The decrease of $0.7 million in manufacturing development expenses for the three months ended March 31, 2010, as compared to the same period in 2009, is primarily due to our efforts to conserve financial resources following receipt of the April 2009 Complete Response Letter and purchases in the first quarter of 2009 of active ingredients for the production of Surfaxin.

For the three months ended March 31, 2010 and 2009, manufacturing development expenses included charges associated with stock-based compensation of $0.1 million and $0.1 million, respectively.

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

The decrease of $0.5 million in development operations expenses for the three months ended March 31, 2010, as compared to the same period in 2009, is primarily due to our efforts to conserve financial resources following receipt of the April 2009 Complete Response Letter, including a reduction of our workforce and a restructuring of certain functions in research and development, primarily medical affairs.

For the three months ended March 31, 2010 and 2009, development operations expenses included charges associated with stock-based compensation of $0.1 million and $0.1 million, respectively.

Direct Preclinical and Clinical Programs

Direct pre-clinical and clinical programs include: (i) pre-clinical activities, including toxicology studies and other pre-clinical studies to obtain data to support potential Investigational New Drug (IND) and NDA filings for our product candidates; (ii) activities associated with conducting human clinical trials, including patient enrollment costs, external site costs, clinical drug supply and related external costs such as contract research consultant fees and expenses; and (iii) activities related to addressing the items identified in the April 2009 Complete Response Letter.

Direct pre-clinical and clinical programs expenses for the three months ended March 31, 2010 included: (i) costs associated with activities to address issues identified in the April 2009 Complete Response Letter, including optimization and re-validation of the optimized BAT; (ii) activities associated with the ongoing Phase 2 clinical trial evaluating the use of Surfaxin in children up to two years of age suffering with ARF; and (iii) pre-clinical and preparatory activities for anticipated Phase 2 clinical trials for Surfaxin LS and Aerosurf for RDS in premature infants.

The decrease of $0.3 million in direct preclinical and clinical program expenses for the three months ended March 31, 2010, as compared to the same period in 2009, is primarily due to costs in the first quarter of 2009 associated with preclinical activities and product characterization testing of our lyophilized form of Surfaxin, and our efforts to conserve financial resources following receipt of the April 2009 Complete Response Letter.

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

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $2.9 million and $3.1 million, respectively.  Included in general and administrative expenses for the three months ended March 31, 2010 was a one-time charge of $1.0 million associated with certain contractual cash severance obligations to our former President and Chief Executive Officer.  Additionally, for the three months ended March 31, 2010 and 2009, general and administrative expenses included charges associated with stock-based compensation of $0.2 million and $0.7 million, respectively.

Excluding the one-time charge related to our severance obligation and charges associated with stock based compensation, general and administrative expenses decreased $0.7 million for the three months ended March 31, 2010, as compared to the same period in 2009.  The decrease was primarily due to investments in pre-launch commercial capabilities in the first quarter of 2009 in anticipation of the potential approval and commercial launch of Surfaxin.  Following receipt of the April 2009 Complete Response Letter for Surfaxin, to conserve our cash resources, we curtailed investment in commercial capabilities, implemented cost containment measures and reduced our workforce from 115 to 91 employees.  The workforce reduction was focused primarily in our commercial and corporate administrative groups.  We also made a fundamental change in our business strategy.  To conserve financial resources, we no longer plan to establish our own specialty pulmonary commercial organization and we are instead seeking to develop and commercialize our KL4 technology through strategic alliances or other collaboration arrangements, including in the United States.  Although we are engaged in discussions with potential strategic and financial partners, there can be no assurance that any strategic alliance will be successfully concluded.   Until such time as we secure an alliance or access to other capital, we continue to conserve our financial resources by predominantly limiting investments in our pipeline programs.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2010 and 2009 were $(0.2) million and $(0.3) million, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2010	2009
Interest income	$3	$5
Interest expense	(242)	(302)
Realized gain on sale of equipment	16	–
Other income / (expense), net	$(223)	$(297)

Interest income consists of interest earned on our cash and marketable securities.  To ensure preservation of capital, we invest most of our cash and marketable securities in a treasury-based money market fund.

Interest expense consists of interest accrued on the outstanding balance of our loan with PharmaBio and under our equipment financing facilities.  In addition, interest expense includes expenses associated with the amortization of deferred financing costs for the warrant that we issued to PharmaBio in October 2006 as consideration for a restructuring of our loan in 2006.  The decrease in interest expense for the three months ended March 31, 2010 as compared to the same periods for 2009 is due to a reduction in the outstanding principal balances on our equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have incurred substantial losses since inception due to investments in research and development, manufacturing and potential commercialization activities and we expect to continue to incur substantial losses over the next several years.  Historically, we have funded our business operations through various sources, including public and private securities offerings, draw downs under our CEFFs, capital equipment and debt facilities, and strategic alliances.  We expect to continue to fund our business operations through a combination of these sources, and, upon regulatory approval, also through sales revenue from our product candidates, beginning with Surfaxin for the prevention of RDS.

Following receipt from the FDA of a Complete Response Letter for Surfaxin in April 2009, we made fundamental changes in our business strategy.  We now believe that it is in our best interest financially to seek to develop and commercialize our KL4 technology through strategic alliances or other collaboration arrangements, including in the United States.  However, there can be no assurance that any strategic alliance or other arrangement will be successfully concluded.

The accompanying interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As a result of our cash position as of December 31, 2009, the audit opinion we received from our independent auditors for the year ended December 31, 2009 contains a notation related to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In that event, we may be forced to further limit development of many, if not all, of our programs and consider other means of creating value for our stockholders, such as licensing the development and/or commercialization of products that we consider valuable and might otherwise plan to develop ourselves.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, and/or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our future capital requirements will depend upon many factors, including our efforts to secure one or more strategic alliances to support our product development activities and commercialization plans, and the ultimate success of our product development and commercialization plans.  Currently, we are focused on developing our lead KL4 surfactant products to address the most significant respiratory conditions affecting pediatric populations.    In particular, in response to written guidance received in February 2010 from the FDA, we are performing a comprehensive preclinical program to potentially address the sole remaining issue that was identified in the April 2009 Complete Response Letter to gain Surfaxin approval.  See “– Business Strategy Update.”  There can be no assurance that our research and development projects (including the ongoing preclinical program for Surfaxin) will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to secure strategic alliances or obtain additional capital when needed on acceptable terms, if at all.  Even if we succeed in securing strategic alliances, raising additional capital, developing product candidates and obtaining regulatory approval and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

As of March 31, 2010, we had cash and cash equivalents of $24.2 million, which includes net proceeds of $15.1 million ($16.5 million gross) from a public offering that we completed in February 2010.  As of May 7, 2010, neither the May 2008 CEFF nor the December 2008 CEFF was available to us because the closing market price of our common stock ($0.47) was below the minimum price required ($1.15 and $0.60, respectively) to utilize the facility.  If and when the CEFFs become available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $69.5 million.  See, Note 4 – Stockholders’ Equity, for details about our CEFFs.

As of March 31, 2010, our $10.5 million loan with PharmaBio Development Inc (PharmaBio), the former strategic investment subsidiary of Quintiles Transnational Corp. (Quintiles), was classified as a current liability payable on April 30, 2010.  On April 28, 2010, we completed a restructuring of the loan ($10.6M at the time of restructuring) pursuant to a Payment Agreement and Loan Amendment dated April 27, 2010 (PharmaBio Agreement) that provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, (b) a maturity date extension for the remaining $4 million principal amount under the loan, $2 million of which now will be due and payable on July 30, 2010 and the remaining $2 million of which will be due and payable on September 30, 2010, and (c) so long as we timely make each of the remaining principal payments on or before their respective due dates, no further interest will accrue on the outstanding principal amount.  In addition, we agreed to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment is made on or before July 30, 2010, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full.  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities.  See, “– Debt – Loan with PharmaBio Development, Inc.”  Also, on April 30, 2010, we completed an offering of common stock and warrants to PharmaBio, resulting in gross proceeds of $2.2 million ($2.1 million net).  See,  “– Financings Pursuant to Common Stock Offerings – Financings under the 2008 Shelf  Registration Statement.”

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

Cash Flows

As of March 31, 2010, we had cash and cash equivalents of $24.2 million compared to $15.7 million as of December 31, 2009, an increase of $8.5 million.  In February 2010, we completed a public offering of common stock and warrants resulting in net proceeds of $15.1 million.  Additionally, cash outflows before financings for the first quarter of 2010 consisted of $5.3 million used for ongoing operating activities, a one-time payment of $1.1 million to satisfy certain contractual cash severance obligations to our former President and Chief Executive Officer, and $0.2 million used for debt service.

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $6.4 million and $7.5 million the three months ended March 31, 2010 and 2009, respectively.

Our cash flows used in operating activities are a result of our net operating losses adjusted for non-cash items associated with stock-based compensation, depreciation and changes in our accounts payable, accrued liabilities and receivables.  Cash flows used in operating activities for the three months ended March 31, 2010 included a one-time payment of $1.1 million to satisfy certain contractual cash severance obligations to our former President and Chief Executive Officer.

Cash Flows Used in Investing Activities

Cash flows used in investing activities included purchases of equipment of $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

Cash Flows from/(used in) Financing Activities

Cash flows from financing activities were $14.9 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively.

Cash flows from financing activities for the three months ended March 31, 2010 primarily included net proceeds of $15.1 million from the February 2010 public offering, partially offset by principal payments on our equipment loan and capital lease obligations of $0.2 million. See, “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”  Cash flows used in financing activities for the three months ended March 31, 2009 included $2.5 million from financings pursuant to our CEFFs, partially offset by $0.8 million of principal payments under our equipment loan.

Committed Equity Financing Facilities (CEFFs)

As of March 31, 2010, we had two CEFFs as follows: (i) the CEFF dated December 12, 2008 (December 2008 CEFF) and; (ii) the CEFF dated May 22, 2008 (May 2008 CEFF), which allow us, subject to minimum price requirements and volume limitations, to raise capital for a period of three years ending February 6, 2011 and June 18, 2011, respectively, at the time and in amounts deemed suitable to us.  Under the December 2008 CEFF, as of March 31, 2010, we had 7.1 million shares potentially available for issuance (up to a maximum of $17.7 million), provided that the volume weighted-average price of our common stock (VWAP) on each trading day during the draw-down period must be at least equal to the greater of (i) $.60 or (ii) 90% of the closing price of our common stock on the trading day immediately preceding the draw down period (Minimum VWAP).  Under the May 2008 CEFF, as of March 31, 2010, we had approximately 12.8 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the VWAP on each trading day must be at least the greater of $1.15 or the Minimum VWAP.  Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See our 2009 Annual Report on Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility (CEFF)”).  We anticipate using our CEFFs (at such times as our stock price is at a level above the CEFF minimum price requirement) to support our working capital needs and maintain cash availability in 2010.

To date, we have not used the CEFFs in 2010.  As the current market price of our common stock is below the minimum price ($0.60 and $1.15) required by the CEFFs, neither CEFF is currently available.  In 2009, we raised an aggregate of $10.7 million from 10 draw-downs under our CEFFs throughout the year.

Common Stock Offerings

Historically, we have funded, and expect that we may continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  In June 2008, we filed a universal shelf registration statement on Form S-3 (No. 333-151654) (2008 Shelf  Registration Statement) with the SEC for the proposed offering from time to time of up to $150 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.

Financings under the 2008 Shelf  Registration Statement

On April 27, 2010, we entered into a Securities Purchase Agreement with PharmaBio, as the sole purchaser, related to an offering of 4,052,312 shares of common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, at an offering price of $0.5429 per unit, representing  the greater of (a) the volume-weighted average sale price (“VWAP”) per share of the common stock on The Nasdaq Global Market for the 20 trading days ending on April 27, 2010 and (b) the last reported closing price of $0.5205 per share of the common stock on The Nasdaq Global Market on such date.  The offering resulted in gross proceeds to us of $2.2 million ($2.1 million net).  The warrants expire in April 2015 and generally will be exercisable beginning 181 days after the date of issuance, subject to an aggregate beneficial ownership limitation of 9.9%, at a price per share of $0.7058, which represents a 30% premium to the VWAP for the 20 trading days ending on April 27, 2010. The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if the Company engages in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not available for the resale of the warrant shares, the holder may exercise on a cashless basis.  The offering closed on April 30, 2010.

In February 2010, we completed a public offering of 27.5 million shares of our common stock and warrants to purchase 13.8 million shares of our common stock, sold as units, with each unit consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock, at a public offering price of $0.60 per unit, resulting in gross proceeds to us of $16.5 million ($15.1 million net).  The warrants expire in February 2015 and are exercisable, subject to an aggregate share ownership limitation, at a price per share of $0.85.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if the Company engages in a “Fundamental Transaction” (as defined in the warrant agreement).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not available for the resale of the warrant shares, the holder may exercise on a cashless basis.

As of March 31, 2010 and May 10, 2010, there was $122.2 million and $120.0 million, respectively, remaining available under the 2008 Shelf  Registration Statement for potential future offerings.

 Debt

Historically, we have, and expect to continue to, fund our business operations through various sources, including debt arrangements such as credit facilities and equipment financing facilities.

Loan with PharmaBio Development Inc.

As of March 31, 2010, our $10.5 million loan with PharmaBio was classified as a current liability, payable on April 30, 2010.  On April 27, 2010, we entered into the PharmaBio Agreement and on April 28, 2010, completed a restructuring of the loan ($10.6M at the time of restructuring).  The PharmaBio Agreement provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, (b) a maturity date extension for the remaining $4 million principal amount under the loan, $2 million of which now will be due and payable on July 30, 2010 and the remaining $2 million of which will be due and payable on September 30, 2010, and (c) so long as we timely make each of the remaining principal payments on or before their respective due dates, no further interest will accrue on the outstanding principal amount.  In addition, we agreed to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment is made on or before July 30, 2010, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full.

Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation the following warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities: a warrant to purchase 850,000 shares of common stock, at $7.19 per share expiring on November 3, 2014, a warrant to purchase 1,500,000 shares of common stock at $3.58 per share expiring on October 26, 2013 and a warrant to purchase 43,612 shares of the Company’s common stock at $6.875 per share expiring on September 19, 2010.

The PharmaBio Agreement also provided that we and PharmaBio would negotiate in good faith to potentially enter into a strategic arrangement under which PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the possible research and development, and commercialization of two of our drug product candidates, Surfaxin LS and Aerosurf, for the prevention and treatment of RDS in premature infants.  However, neither party is obligated to enter into any such arrangement except to the extent that the parties, in their individual and sole discretion, enter into definitive documents with respect thereto.  Accordingly, there can be no assurances that any such arrangement or collaboration will be completed.

Also, on April 27, 2010, we entered into a Securities Purchase Agreement pursuant to which PharmaBio agreed to purchase 4,052,312 shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of our common stock, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net).  See, “ – Common Stock Offerings – Financing under the 2008 Shelf  Registration Statement.”

At the present time, we are focused on securing appropriate strategic and financial resources to fund our research and development programs, comply with our financial covenants under the restructured PharmaBio loan, and pay the principal amount when due.  Under our amended PharmaBio loan, PharmaBio holds a security interest in substantially all of our assets, including our proprietary assets and intellectual property.  If we fail to comply with the cash covenants required under the restructuring, PharmaBio would have the right to declare all borrowings to be immediately due and payable.  If we are unable to pay when due amounts owed to PharmaBio, whether at maturity or in connection with acceleration of the loan following a default, PharmaBio would have the right to proceed against the collateral securing the indebtedness.

To secure the necessary capital to achieve our objectives, we prefer to enter into strategic alliances, including potential business alliances, and commercial and development partnerships, including the potential collaboration with Quintiles.  We are also considering other alternatives, including additional financings and other similar opportunities.  However, there can be no assurance that we will achieve any strategic alliance or otherwise consummate any financing or other similar opportunities.  If we are unable to secure the necessary capital to meet our covenants and financial commitments, we will be forced to potentially downsize our operations and implement further cutbacks in our program.

Equipment Financing Facilities

In May 2007, we entered into a Credit and Security Agreement with GE Business Financial Services Inc. (GE, formerly Merrill Lynch Business Financial Services Inc.).  The right to draw under this Facility expired on November 30, 2008.  As of March 31, 2010, approximately $0.4 million was outstanding under the facility ($0.4 million classified as current liabilities and $36,000 as long-term liabilities).

In September 2008, we entered into a Loan Agreement and Security Agreement with the Commonwealth of Pennsylvania, Department of Community and Economic Development (Department), pursuant to which the Department made a loan to us from the Machinery and Equipment Loan Fund in the amount of $500,000 (MELF Loan). As of March 31, 2010, approximately $0.4 million was outstanding under the facility ($0.1 million classified as current liabilities and $0.3 million as long-term liabilities).

See, our 2009 Annual Report on Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Equipment Financing Facilities.”

Contractual Obligations and Commitments

During the three-month period ended March 31, 2010, there were no material changes to our contractual obligations and commitments disclosures as set forth in our 2009 Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations”, except as noted below.

In connection with the resignation in August 2009 of Robert J. Capetola, Ph.D., our former President, Chief Executive Officer and member of our Board of Directors, we entered into a separation agreement and general release (the “Separation Agreement”) dated August 13, 2009, that provided, among other things, for periodic severance payments through the earlier of (i) May 3, 2010 (Severance Period) or (ii) the date, if ever, of a Corporate Transaction (defined below).  Under the Separation Agreement, if a Corporate Transaction were to occur during the Severance Period, Dr. Capetola would become entitled to receive an additional severance payment of up to $1,580,000; provided, however, such payment would be reduced by the sum of the aggregate cash severance amounts already paid under the Separation Agreement.

A “Corporate Transaction” was defined in the Separation Agreement to include one or more public or private financings that were completed during the Severance Period and resulted in cash proceeds (net of transaction costs) to us of at least $20 million received during the Severance Period or within 90 calendar days thereafter.  From August 13, 2009 through February 23, 2010, we raised approximately $21.0 million of aggregate net proceeds, consisting of approximately $5.9 million from financing transactions under our CEFFs throughout the period and $15.1 million from a public offering that was completed on February 23, 2010.  As these transactions satisfied the criteria for a Corporate Transaction under the Separation Agreement, on March 3, 2010, we paid to Dr. Capetola an additional $1.06 million (less withholding), representing $1.58 million reduced by the sum of the cash severance amounts previously paid under the Separation Agreement, which totaled approximately $0.52 million.  At this time, our obligation to make periodic payments under the Separation Agreement has been satisfied and no further payments are due to Dr. Capetola.

The full text of the Separation Agreement is attached to our Current Report on Form 8-K that we filed with the SEC on August 19, 2009.  See also, “Item 11– Executive Compensation – Resignation of our President and Chief Executive Officer,” in our Amendment No. 1 to our 2009 Annual Report on Form 10-K that we filed with the SEC on April 30, 2010 (2009 Form 10-K/A).

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

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective in their design to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks, uncertainties and other factors discussed in this Form 10-Q, see the risks and uncertainties discussed in our 2009 Annual Report on Form 10-K and our 2009 Form 10-K/A, including the “Risk Factors” section contained in our 2009 Annual Report on Form 10-K.

The terms of our indebtedness may impair our ability to conduct our business.

Our capital requirements have been funded in part by the loan from PharmaBio, with respect to which we completed a restructuring on April 28, 2010.  Under the restructuring, we paid in cash $6.6 million of the total outstanding ($10.6 million at the time of restructuring), representing $4.5 million in outstanding principal and $2.1 million in accrued interest.  Of the remaining $4 million principal amount under the loan, $2 million will now be due and payable on July 30, 2010 and the balance of $2 million will be due and payable on September 30, 2010.  If we make our payments on time, no further interest will accrue on the outstanding principal amount.  The PharmaBio loan is secured by substantially all of our assets, including our proprietary technologies, and contains a number of covenants and restrictions that, with certain exceptions, restricts our ability to, among other things, incur additional indebtedness, borrow money or issue guarantees, use assets as security in other transactions, and sell assets to other companies.  In connection with the restructuring we agreed to an additional covenant to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment is made on or before July 30, 2010, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full.  In order to comply with these cash covenants and to have sufficient working capital to make payment of the remaining principal amount and continue operate our business, we will likely need to secure sources of additional capital.  If we are unable to secure additional sources of capital, we will be forced to further reduce our cash outflows and limit our investments in our research and development programs.  If we fail to comply with the cash covenants required under the restructuring, PharmaBio would have the right to declare all borrowings to be immediately due and payable.  If we are unable to pay when due amounts owed to PharmaBio, whether at maturity or in connection with acceleration of the loan following a default, PharmaBio would have the right to proceed against the collateral securing the indebtedness.

Under the restructuring, PharmaBio agreed to negotiate in good faith to potentially enter into a strategic arrangement under which PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the possible research and development, and commercialization of two of our drug product candidates, Surfaxin LS and Aerosurf, for the prevention and treatment of RDS in premature infants.  In that event, it is possible that the remaining principal payments might in the future be restructured, deferred or otherwise satisfied without further cash outlays.  However, neither party is obligated to enter into any such arrangement and there can be no assurances that any such arrangement will be completed or that we will be successful in securing the additional capital required to continue our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, we did not issue any unregistered shares of common stock pursuant to the exercise of outstanding warrants and options.  There were no stock repurchases during the three months ended March 31, 2010.

For disclosure on our working capital restrictions under our PharmaBio loan, please refer to “Liquidity and Capital Resources – Overview.”

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

Discovery Laboratories, Inc. (Registrant)

Date: May 10, 2010	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and Principal Executive Officer

Date: May 10, 2010	By:	/s/ John G. Cooper
John G. Cooper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), dated December 9, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 9, 2009.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.4	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and PharmaBio (formerly QFinance, Inc.)	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

4.5	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.6	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (“PharmaBio”)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.7	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.8	Warrant Agreement, dated November 22, 2006 by and between Discovery and Capital Ventures International	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.9	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

Exhibit No.	Description	Method of Filing
4.10	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.11	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.12	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.13	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.1
Payment Agreement and Loan Amendment (amending the Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006) dated April 27, 2010, by and between Discovery and PharmaBio
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.2	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.3*	Retention Letter dated May 4, 2010 by and between Robert Segal, M.D., F.A.C.P., and Discovery	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.