Form 10-Q
period 2010-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2010-08-09
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of August 5, 2010, 194,075,646 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 (unaudited) and December 31, 2009	1

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009	2

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended June 30, 2010 and 2009	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	30

Signatures	31

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations; plans regarding our efforts to gain U.S. regulatory approval for our lead product, Surfaxin® (lucinactant) for the prevention of respiratory distress syndrome (RDS) in premature infants; the possibility, timing and outcome of submitting regulatory filings for our products under development; our research and development programs for our KL4 surfactant technology and our capillary aerosolization technology platform, including planning for and timing of any clinical trials and potential development milestones; the development of financial, clinical, manufacturing and distribution plans related to the potential commercialization of our drug products, if approved; and plans regarding potential strategic alliances and other collaborative arrangements with pharmaceutical companies and others to develop, manufacture and market our products.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of the risks and uncertainties include, but are not limited to:

•
risks related generally to our efforts to gain regulatory approval, in the United States and elsewhere, for our drug product candidates, including our lead products that we are developing to address respiratory distress syndrome (RDS) in premature infants: Surfaxin for the prevention of RDS, Surfaxin LS™ (our lyophilized KL4 surfactant) and Aerosurf® (our initial aerosolized KL4 surfactant);

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

•
risks that the unfavorable credit environment will adversely affect our ability to fund our activities, that after expiration of all applicable lock-up arrangements related to our June 2010 public offering, our share price will not reach or remain at the price level necessary for us to access capital under our Committed Equity Financing Facilities (CEFFs), that the CEFFs may expire before we are able to access the full dollar amount potentially available thereunder, and that additional equity financings could result in substantial equity dilution;

•
the risk that we will be unable to regain compliance with the Minimum Bid Price Requirement of The Nasdaq Capital Market prior to the expiration of the grace period currently in effect, which could increase the probability that our stock will be delisted from Nasdaq and cause our stock price to decline;

•	the risk that recurring losses, negative cash flows and an inability to raise sufficient additional capital could threaten our ability to continue as a going concern;

•	the risks that we may be unable to maintain and protect the patents and licenses related to our products and that other companies may develop competing therapies and/or technologies;

•	the risk that we may become involved in securities, product liability and other litigation;

•	the risk that the FDA may not approve Surfaxin or may subject the marketing of Surfaxin to onerous requirements that significantly impair marketing activities;

•	the risk that we may identify unforeseen problems that have not yet been discovered or the FDA could in the future impose additional requirements to gain approval of Surfaxin;

•	risks, if we succeed in gaining approval of Surfaxin and our other drug products, that reimbursement and health care reform may adversely affect us; and

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$23,320	$15,741
Prepaid expenses and other current assets	383	233
Total Current Assets	23,703	15,974

Property and equipment, net	4,116	4,668
Restricted cash	400	400
Other assets	184	361
Total Assets	$28,403	$21,403

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,235	$1,294
Accrued expenses	3,766	3,446
Loan payable, including accrued interest	4,000	10,461
Equipment loans and capitalized leases, current portion	331	597
Total Current Liabilities	9,332	15,798

Equipment loans and capitalized leases, non-current portion	365	428
Other liabilities	657	690

Total Liabilities	10,354	16,916

Stockholders’ Equity:

Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 380,000 shares authorized; 194,389 and 126,689 shares issued, 194,076 and 126,376 shares outstanding	194	127
Additional paid-in capital	392,158	365,063
Accumulated deficit	(371,249)	(357,649)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Total Stockholders’ Equity	18,049	4,487
Total Liabilities & Stockholders’ Equity	$28,403	$21,403

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$–	$–	$–	$–

Expenses:
Research and development	4,363	5,052	8,496	10,659
General and administrative	1,865	2,592	4,797	5,688
Total expenses	6,228	7,644	13,293	16,347

Operating loss	(6,228)	(7,644)	(13,293)	(16,347)

Other income / (expense):
Interest and other income	5	16	24	21
Interest and other expense	(89)	(280)	(331)	(582)
Other income / (expense), net	(84)	(264)	(307)	(561)
Net loss	$(6,312)	$(7,908)	$(13,600)	$(16,908)
Net loss per common share - Basic and diluted	$(0.04)	$(0.07)	$(0.09)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	160,425	112,712	149,133	107,433

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,600)	$(16,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864	1,013
Stock-based compensation and 401(k) match	914	2,010
Gain on sale of equipment	(16)	–
Changes in:
Prepaid expenses and other current assets	(150)	378
Accounts payable	(59)	(261)
Accrued expenses	320	(1,060)
Other assets	2	2
Other liabilities and accrued interest on loan payable	(1,994)	6
Net cash used in operating activities	(13,719)	(14,820)

Cash flows from investing activities:
Purchase of property and equipment	(73)	(59)
Restricted cash	–	200
Proceeds from sales or maturity of marketable securities	–	2,047
Net cash used in investing activities	(73)	(2,188)

Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	26,248	14,925
Principal payments under loan and capital lease obligations	(4,877)	(1,660)
Net cash provided by financing activities	21,371	13,265
Net increase / (decrease) in cash and cash equivalents	7,579	633
Cash and cash equivalents – beginning of period	15,741	22,744
Cash and cash equivalents – end of period	$23,320	$23,377

Supplementary disclosure of cash flows information:
Interest paid	$2,104	$145
Non-cash transactions:
Unrealized loss on marketable securities	–	(1)
Equipment acquired through capitalized lease	48	–

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

We are developing our lead products, Surfaxin® (lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting pediatric populations. In April 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application (NDA) for Surfaxin for the prevention of respiratory distress syndrome (RDS) in premature infants, our first product based on our novel KL4 surfactant technology. The letter focused primarily on certain aspects of our fetal rabbit biological activity test (BAT, a quality control and stability release test for Surfaxin and our other KL4 pipeline products), specifically whether analysis of preclinical data from both the BAT and a well-established preterm lamb model of RDS demonstrates the degree of comparability that the FDA requires and whether the BAT can adequately distinguish change in Surfaxin biological activity over time. Currently, we believe that we are on track to submit a Complete Response to the FDA in the first quarter of 2011, which potentially could lead to approval of Surfaxin for the prevention of RDS in premature infants in 2011. If approved, Surfaxin would be the first synthetic, peptide-containing surfactant for use in neonatal medicine. For a detailed update of our development efforts with respect to Surfaxin, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Business Strategy Update” in this Quarterly Report on Form 10-Q.

Surfaxin LS, our lyophilized KL4 surfactant, is a dry powder formulation that is resuspended as a liquid prior to use. Surfaxin LS is intended to improve ease of use for healthcare practitioners, eliminate the need for cold-chain storage, and potentially further improve clinical performance. Aerosurf is our proprietary KL4 surfactant in aerosolized form, which we are developing using our capillary aerosolization technology, initially to treat premature infants at risk for RDS. Premature infants with RDS are treated with surfactants that are administered by means of invasive endotracheal intubation and mechanical ventilation, procedures that frequently result in serious respiratory conditions and complications. If approved, we believe that Aerosurf will make it possible to administer surfactant into the lung without subjecting patients to such invasive procedures. We believe that Aerosurf has the potential to enable a significant increase in the use of surfactant therapy in neonatal medicine.

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults. Our plans include potentially taking these initiatives through a Phase 2 proof-of-concept phase and, if successful, thereafter determining whether to seek strategic alliances or collaboration arrangements or to utilize other financial alternatives to fund their further development. In that regard, we recently completed a Phase 2 clinical trial of Surfaxin to potentially address Acute Respiratory Failure (ARF). Our KL4 surfactant is also the subject of an investigator-initiated Phase 2a clinical trial assessing the safety, tolerability and effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in patients with Cystic Fibrosis (CF). We are conducting research and preclinical development with our KL4 surfactant potentially to address Acute Lung Injury (ALI), and, potentially in the future, other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD). We are also engaged in exploratory preclinical studies to assess the feasibility of using our KL4 surfactant in combination with small and large molecule therapeutics to efficiently and effectively deliver therapies to the lung to treat a range of pulmonary conditions and disease. See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Business Strategy Update” in this Quarterly Report on Form 10-Q.

An important priority is to secure strategic and financial resources to potentially maximize the inherent value of our KL4 surfactant technology. We prefer to accomplish our objectives through strategic alliances, including potential business alliances, and commercial and development partnerships. To advance the development of our lead products, we are engaged in discussions with potential strategic and/or financial partners. To secure required capital, we are also considering other alternatives, including additional financings and other similar opportunities. Although we continue to consider a number of potential strategic and financial alternatives, there can be no assurance that we will enter into any strategic alliance or otherwise consummate any financing or other similar transaction. Until such time as we secure the necessary capital, we plan to continue conserving our financial resources, predominantly by limiting investments in our pipeline programs.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2010 (2009 Annual Report on Form 10-K).

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

The accompanying interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result of our cash position as of December 31, 2009, the audit opinion we received from our independent auditors for the year ended December 31, 2009 contains a notation related to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis. If we are unable to successfully raise sufficient additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern. In addition, as of August 5, 2010, we have authorized capital available for issuance (and not otherwise reserved) of approximately 52 million shares of common stock. We plan to present to our stockholders, for approval at our 2010 Annual Meeting of Stockholders, a proposal to increase our authorized shares to allow us to potentially raise additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings. If for any reason, this proposal is not approved, we may be unable to undertake additional financings without first seeking stockholder approval, a process that would require a special meeting of stockholders, is time-consuming and expensive and could impair our ability to efficiently raise capital when needed, if at all. In that case, we may be forced to further limit development of many, if not all, of our programs. If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline. Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements, to support our product development activities and, if approved, commercialization plans. We are also considering other alternatives, including additional financings and other similar opportunities. There can be no assurance, however, that we will be able to secure strategic partners or collaborators to support and advise our activities, that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all. Even if we succeed in securing strategic alliances, raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

On April 28, 2010, we completed a restructuring of our $10.6 million loan with PharmaBio Development Inc (PharmaBio), the former strategic investment subsidiary of Quintiles Transnational Corp. (Quintiles). The related Payment Agreement and Loan Amendment dated April 27, 2010 (PharmaBio Agreement) provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, (b) a maturity date extension for the remaining $4.0 million principal amount under the loan, $2.0 million of which was due and paid on July 30, 2010 and the remaining $2.0 million of which will be due and payable on September 30, 2010, and (c) so long as we timely make each of the remaining principal payments on or before their respective due dates, no further interest will accrue on the outstanding principal amount. In addition, we agreed to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment was made, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full. Under the PharmaBio Agreement, PharmaBio continues to hold a security interest in substantially all of our assets, including our proprietary assets and intellectual property. Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities.

Also, on April 27, 2010, we entered into a Securities Purchase Agreement pursuant to which PharmaBio agreed to purchase 4,052,312 shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold in units consisting of one share and one-half of a warrant to purchase one share, at an offering price of $0.5429 per unit, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net). The warrants generally will expire in April 2015 and generally will be exercisable beginning on October 28, 2010 at an exercise price per share of $0.7058 per share and, if exercised in full, would result in additional proceeds to us of approximately $1.4 million. See, Note 4 – Stockholders’ Equity.

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

On June 11, 2010, we entered into a Committed Equity Financing Facility (2010 CEFF) with Kingsbridge Capital Limited (Kingsbridge) under which we generally are entitled to sell, and Kingsbridge is obligated to purchase, from time to time over a period of three years, subject to certain conditions and restrictions, shares of our common stock for cash consideration of up to an aggregate of the lesser of $35 million or 31,597,149 shares. Kingsbridge’s obligation to purchase shares of our common stock is subject to satisfaction of certain conditions at the time of each draw down, as specified in the Purchase Agreement. If at any time we fail to meet any of these conditions, we will not be able to access funds under the 2010 CEFF. In connection with the 2010 CEFF, we issued a warrant to Kingsbridge to purchase up to 1,250,000 shares of our common stock at a price of $0.4459 per share, which is fully exercisable (in whole or in part) beginning December 11, 2010 and for a period of five years thereafter. If exercised in full, the warrant potentially could result in additional proceeds to us of approximately $560,000. See, Note 4 – Stockholders’ Equity.

On June 22, 2010, we completed a public offering of 35.7 million shares of our common stock, five-year warrants to purchase 17.9 million shares of our common stock, and short-term (nine month) warrants to purchase 17.9 million shares of our common stock. The securities were sold as units, with each unit consisting of one share of common stock, a five-year warrant to purchase one half share of common stock, and a short-term warrant to purchase one half share of common stock, at a public offering price of $0.28 per unit, resulting in gross proceeds to us of $10 million ($9.1 million net). If exercised in full, the short-term warrants would result in additional proceeds to us of approximately $5 million, and the long-term warrants, $7.1 million. This offering was made pursuant to our existing shelf registration statement on Form S-3 (File No. 333-151654), which was filed with the SEC on June 13, 2008 and declared effective by the SEC on June 18, 2008 (2008 Shelf Registration Statement). See, Note 4 – Stockholders’ Equity.

As of June 30, 2010, we had cash and cash equivalents of $23.3 million, which includes net proceeds of $2.1 million ($2.2 million gross) from the PharmaBio offering in April 2010 and $9.1 million ($10.0 million gross) from the June 2010 public offering. We will require additional capital to support our ongoing development activities through the potential approval of Surfaxin in 2011, including activities to advance Surfaxin LS and Aerosurf to our planned Phase 3 and Phase 2 clinical trials. While we currently believe that sufficient funding may be derived from the exercise of short-term warrants that we issued in June 2010 and a judicious use of our CEFFs, if available, there can be no assurance that market conditions and warrant-holder sentiment will result in the exercise of any short-term warrants within this time frame, or that the CEFFs will be available, and if the CEFFs are available at any time, that we will be able to raise sufficient capital when needed. In connection with the June 2010 public offering, we agreed, subject to certain exceptions, not to offer and sell any shares of our common stock, including under our CEFFs, for a period that expires on September 15, 2010, without the written consent of the underwriter (Lock-up). In the absence of this agreement, as of August 5, 2010, we would be able to access the 2010 CEFF but could not access either the December 2008 CEFF or the May 2008 CEFF because the closing market price of our common stock ($0.25) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities. See, Note 4 – Stockholders’ Equity, for details regarding the June 2010 public offering, the PharmaBio offering, and our CEFFs.

 Note 3 – Accounting Policies and Recent Accounting Pronouncements

Accounting policies

There have been no changes to our critical accounting policies since December 31, 2009. For more information on critical accounting policies, see, Note 3 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to the consolidated financial statements included in our 2009 Annual Report on Form 10-K. Readers are encouraged to review those disclosures in conjunction with the review of this Quarterly Report on Form 10-Q.

Net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the periods. As of June 30, 2010 and 2009, 80.3 million and 31.4 million shares of common stock, respectively, were potentially issuable upon the exercise of certain stock options and warrants. Due to our net loss, these potentially issuable shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive, therefore basic and dilutive net loss per share are the same.

Comprehensive loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(6,312)	$(7,908)	$(13,600)	$(16,908)
Change in unrealized (losses)/gains on marketable securities	–	–		(1)
Comprehensive loss	$(6,312)	$(7,908)	$(13,600)	$(16,909)

Recent accounting pronouncements

In March 2010, Accounting Standards Update (ASU) 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force (ASU 2010-17) was issued and will amend the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. We do not believe the adoption of this ASU will have a material impact on our financial statements.

Note 4 – Stockholders’ Equity

Registered Public Offerings

On June 22, 2010, we completed a public offering of 35.7 million shares of our common stock, five-year warrants to purchase 17.9 million shares of our common stock (Five-Year Warrants), and short-term (nine month) warrants to purchase 17.9 million shares of our common stock (Short-Term Warrants). The securities were sold as units, with each unit consisting of one share of common stock, a Five-Year Warrant to purchase one half share of common stock, and a Short-Term Warrant to purchase one half share of common stock, at a public offering price of $0.28 per unit, resulting in gross proceeds to us of $10 million ($9.1 million net). This offering was made pursuant to our 2008 Shelf Registration Statement. The Five-Year Warrants expire on June 22, 2015 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.40. The Short-Term Warrants expire on March 22, 2011 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.28. The exercise price and number of shares of common stock issuable on exercise of the warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants. The exercise price and the amount and/or type of property to be issued upon exercise of the warrants are also subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant). The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis. Lazard Capital Markets LLC acted as the sole book-running manager for the offering and Boenning & Scattergood, Inc. acted as the co-manager (collectively, the Underwriters). In connection with this offering, pursuant to the related underwriting agreement, we agreed, with certain exceptions, not to offer and sell any shares of our common stock, including pursuant to our CEFFs, or securities convertible into or exercisable or exchangeable for shares of our common stock for a period of ninety (90) days following the offering without the written consent of the underwriters. However, we are permitted to issue securities in certain circumstances, including (i) pursuant to our employee benefit and compensation plans and (ii) in connection with strategic alliances, and (iii) to satisfy up to $4 million of our obligations under the PharmaBio loan.

In February 2010, we completed a public offering of 27.5 million shares of our common stock and warrants to purchase 13.8 million shares of our common stock, sold as units, with each unit consisting of one share of common stock and a warrant to purchase one half share of common stock, at a public offering price of $0.60 per unit, resulting in gross proceeds to us of $16.5 million ($15.1 million net). This offering was made pursuant to our 2008 Shelf Registration Statement. The warrants expire in February 2015 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.85. The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction. The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant). The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.

In May 2009, we completed a registered direct offering of 14.0 million shares of our common stock and warrants to purchase seven million shares of common stock, sold as units to select institutional investors, with each unit consisting of one share and a warrant to purchase one half share of common stock, at a price of $0.81 per unit, resulting in gross proceeds to us of $11.3 million ($10.5 million net). This offering was made pursuant to our 2008 Shelf Registration Statement. The warrants expire in May 2014 and are exercisable at a price per share of $1.15. The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction. The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant). The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.

Common Stock Offering with PharmaBio Development Inc.

On April 27, 2010, we entered into a Securities Purchase Agreement with PharmaBio, as the sole purchaser, related to an offering of 4,052,312 shares of common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock. The securities were sold as units, with each unit consisting of one share of common stock and one half of a warrant to purchase a share of common stock, at an offering price of $0.5429 per unit, representing the greater of (a) the volume-weighted average sale price (VWAP) per share of the common stock on The Nasdaq Global Market for the 20 trading days ending on April 27, 2010 and (b) the last reported closing price of $0.5205 per share of the common stock on The Nasdaq Global Market on such date. The offering resulted in gross proceeds to us of $2.2 million ($2.1 million net). This offering was made pursuant to our 2008 Shelf Registration Statement. The warrants expire in April 2015 and will generally be exercisable beginning on October 28, 2010, subject to an aggregate beneficial ownership limitation of 9.9%, at a price per share of $0.7058, which represents a 30% premium to the VWAP for the 20 trading days ending on April 27, 2010. The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.

Committed Equity Financing Facilities (CEFFs)

On June 11, 2010, we entered into the 2010 CEFF with Kingsbridge. The 2010 CEFF is our fifth CEFF with Kingsbridge since 2004. As of June 30, 2010, we had three effective CEFFs, as follows: (i) the 2010 CEFF; (ii) the CEFF dated May 22, 2008 (May 2008 CEFF) and; (iii) the CEFF dated December 12, 2008 (December 2008 CEFF), which allow us to raise capital for a period of three years ending June 11, 2013, June 18, 2011 and February 6, 2011, respectively, at the time and in amounts deemed suitable to us to support our business plans. We are not obligated to utilize any of the funds available under the CEFFs. Our ability to access funds under the CEFFs is subject to minimum price requirements, volume limitations and other conditions.

As of June 30, 2010, under the June 2010 CEFF, we had approximately 31.6 million shares potentially available for issuance (up to a maximum of $35.0 million) (see, 2010 CEFF, below); under the May 2008 CEFF, we had approximately 12.8 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the VWAP on each trading day must be at least equal to the greater of $1.15 or 90% of the closing market price on the day preceding the first day of draw down (Minimum VWAP); and under the December 2008 CEFF, we had 7.1 million shares potentially available for issuance (up to a maximum of $17.7 million), provided that the VWAP on each trading day during the draw-down period must be at least equal to the greater of (i) $.60 or (ii) the Minimum VWAP. Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down. See, our 2009 Annual Report on Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs)”, and 2010 CEFF, below. We anticipate using our CEFFs (at such times as our stock price is at a level above the CEFF minimum price requirement) to support our working capital needs and maintain cash availability in 2010.

To date, we have not utilized any of our CEFFs in 2010. In connection with the June 2010 public offering, we agreed, subject to certain exceptions, not to offer and sell any shares of our common stock, including under our CEFFs, for a period that expires on September 15, 2010, without the written consent of the underwriter (the Lock-up). In the absence of this agreement, as of August 5, 2010, we would be able to access the 2010 CEFF but could not access either the December 2008 CEFF or the May 2008 CEFF because the closing market price of our common stock ($0.25) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities. Upon expiration of the Lock-up, if our 2010 CEFF is available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $35 million. See, – “Registered Public Offerings” and “Common Stock Offering with PharmaBio Development Inc.”, above.

During 2009, we raised an aggregate of $10.7 million from 10 draw-downs under our CEFFs. If and when the closing market price of our common stock is at least equal to the minimum price required under our CEFFs, we anticipate using them to support our working capital needs and maintain cash availability in 2010.

2010 CEFF
Pursuant to the 2010 CEFF Stock Purchase Agreement, we are entitled to sell, and Kingsbridge is obligated to purchase, from time to time over a period of three years, subject to certain conditions and restrictions, shares of our common stock for cash consideration of up to an aggregate of the lesser of $35 million or 31,597,149 shares (representing 19.99% of our issued and outstanding common stock on June 11, 2010), subject to certain limitations.

Under the 2010 CEFF, from time to time and subject to certain conditions that the we must satisfy, we may issue to Kingsbridge “draw down notices” that contain among other information the total draw down amount, the first day of the draw down pricing period, which will consist of eight consecutive trading days, and the “threshold price,” which is the minimum price at which a purchase may be completed on any trading day. The threshold price may be either (i) 90% of the closing price of our common stock on the trading day immediately preceding the first trading day of the draw down pricing period or (ii) a price that we specify in our sole discretion, but not less than $0.20 per share. The purchase price of shares sold to Kingsbridge under the 2010 CEFF is at a discount to the VWAP ranging from 4.375% to 17.5% depending upon the VWAP per share of our common stock on each trading day in the draw down pricing period. If the VWAP on any trading day is less than the threshold price, that trading day will be disregarded in calculating the number of shares that Kingsbridge is obligated to purchase and the total draw down amount that we specify will be reduced by one eighth for each disregarded trading day. However, at its election, Kingsbridge may determine to buy up to that number of shares allocated to any disregarded trading day at a purchase price determined by reference to the threshold price rather than the VWAP, less the discount calculated in the same manner as described above. In addition, if trading in our common stock is suspended for any reason for more than three consecutive or non-consecutive hours during any trading day during a draw down pricing period, Kingsbridge will not be required, but may elect, to purchase the pro-rata portion of shares of common stock allocated to that day.

In addition, in connection with any draw down notice, we may in our sole discretion include a request that Kingsbridge purchase an amount that is in addition to the amount that Kingsbridge is otherwise obligated to purchase during the draw down pricing period (a supplemental amount). If we designate a supplemental amount, we may also designate a separate threshold price for that supplemental amount, subject to a minimum price per share of $0.20. When aggregated with all other amounts drawn under the 2010 CEFF, the supplemental amount may not exceed the total commitment amount available under the Stock Purchase Agreement. If Kingsbridge elects to purchase all or part of the supplemental amount, we will sell to Kingsbridge the corresponding number of shares at a price equal to the greater of (i) the daily VWAP of our common stock on the applicable trading day, or (ii) the supplemental amount threshold price designated by us, in either case less the discount calculated in the same manner as indicated above.

The obligation of Kingsbridge to purchase our common stock is subject to various limitations set forth in the Stock Purchase Agreement, including that each draw down is limited to the lesser of $15 million or 3.5% of our market capitalization as of the date on which the draw down notice is delivered. Kingsbridge is not obligated to purchase shares at a purchase price that is below $0.20 per share (before applicable discount). In addition, we have agreed not to enter into certain transactions, including any equity line or other financing that is substantially similar to the 2010 CEFF or transactions generally involving future-priced securities, although we may issue any convertible security that adjusts the conversion price pursuant to anti-dilution provisions or is issued in connection with debt financing to support research and development activities or in connection with a secured debt financing. During the term of the 2010 CEFF, neither Kingsbridge nor any of its affiliates, nor any entity managed or controlled by it, will, or will cause or assist any person to, enter into any short sale of any of our securities, as “short sale” is defined in Regulation SHO promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the 2010 CEFF, we issued a warrant to Kingsbridge to purchase up to 1,250,000 shares of our common stock at a price per share of $0.4459. The warrant expires in December 2015 and generally will be exercisable (in whole or in part) beginning December 11, 2010, subject to an aggregate beneficial ownership limitation of 9.9%. The warrant is generally exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis. The exercise price of the warrant is subject to anti-dilution adjustments. The securities issuable in connection with the 2010 CEFF, the warrant and the shares issuable upon the exercise of the warrant have been registered under our 2008 Shelf Registration Statement.

Note 5 – Fair Value of Financial Instruments

We adopted the provisions of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.

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

Fair Value on a Recurring Basis

Due to their short-term maturity, the carrying amounts of cash, money markets and accounts payable approximate their fair values. The table below categorized assets measured at fair value on a recurring basis based upon the lowest level of significant input (Level 1) to the valuations as of June 30, 2010:

	Fair Value	Fair value measurement using
Assets	June 30, 2010	Level 1	Level 2	Level 3
Money Markets and Certificates of Deposit	$12,390	$12,390	$–	$–
Restricted Cash	400	400	–	–
Total	$12,790	$12,790	$–	$–

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

	June 30,	June 30,
	2010	2009
Expected volatility	99%	81%
Expected term	4.7 years	4.6 years
Risk-free interest rate	1.7%	2.1%
Expected dividends	–	–

The total employee stock-based compensation for the three and six months ended June 30, 2010 and 2009 was as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research & Development	$127	$242	$294	$451
General & Administrative	277	724	509	1,394
Total	$404	$966	$803	$1,845

As of June 30, 2010, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 1998 Stock Incentive Plan (1998 Plan) and the 2007 Long-Term Incentive Plan (2007 Plan). That cost is expected to be recognized over a weighted-average vesting period of 1.0 years.

Note 7 – Contractual Obligations and Commitments

Former CEO Commitment

In connection with the resignation in August 2009 of Robert J. Capetola, Ph.D., our former President, Chief Executive Officer and member of our Board of Directors, we entered into a separation agreement and general release (Separation Agreement) dated August 13, 2009, that provided, among other things, for periodic severance payments through the earlier of (i) May 3, 2010 (Severance Period) or (ii) the date, if ever, of a Corporate Transaction (defined below). Under the Separation Agreement, if a “Corporate Transaction” not involving a change of control were to occur during the Severance Period, Dr. Capetola would become entitled to receive an additional severance payment of up to $1,580,000, reduced by the sum of the aggregate cash severance amounts already paid under the Separation Agreement. A “Corporate Transaction” was defined to include one or more public or private financings completed during the Severance Period and resulting in cash proceeds (net of transaction costs) to us of at least $20 million. From August 13, 2009 through February 23, 2010, we raised approximately $21.0 million of aggregate net proceeds, including approximately $5.9 million from financings under our CEFFs and $15.1 million from a public offering that was completed on February 23, 2010. Accordingly, on March 3, 2010, we paid to Dr. Capetola an additional $1.06 million (less withholding), representing $1.58 million reduced by the sum of the cash severance amounts previously paid under the Separation Agreement, which totaled approximately $0.52 million. At this time, our obligation to make periodic payments under the Separation Agreement has been satisfied and no further payments are due to Dr. Capetola.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying interim unaudited consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited consolidated financial statements (including the notes thereto) appearing elsewhere herein.

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

We are developing our lead products, Surfaxin® (lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting pediatric populations. Our research and development efforts are currently focused on the management of RDS in premature infants. We filed a New Drug Application (NDA) for our first product based on our novel KL4 surfactant technology, Surfaxin for the prevention of respiratory distress syndrome (RDS) in premature infants, and received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) in April 2009. We believe that the RDS market represents a significant opportunity from both a medical and a business perspective and that Surfaxin, Surfaxin LS and Aerosurf have the potential to greatly improve the management of RDS. We also believe that Surfaxin, Surfaxin LS and Aerosurf collectively represent an opportunity, over time, to significantly expand the current RDS worldwide annual market. See, “– Business Strategy Update,” below.

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults.
•
We recently announced preliminary results from a Phase 2 clinical trial of Surfaxin to potentially address Acute Respiratory Failure (ARF). In addition, our KL4 surfactant is also the subject of an investigator-initiated Phase 2a clinical trial assessing the safety, tolerability and effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in patients with Cystic Fibrosis (CF).

•
We are conducting early research and preclinical development with our KL4 surfactant potentially to address Acute Lung Injury (ALI), and, in the future, potentially other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).

•
We are also engaged in exploratory preclinical studies to assess the feasibility of using our KL4 surfactant in combination with small and large molecule therapeutics to efficiently and effectively deliver therapies to the lung to treat a range of pulmonary conditions and disease.

An important priority is to secure strategic and financial resources to potentially maximize the inherent value of our KL4 surfactant technology. We prefer to accomplish our objectives through strategic alliances, including potential business alliances, and commercial and development partnerships. To advance the development of our lead products, we are engaged in discussions with potential strategic and/or financial partners. In addition, our plans include potentially taking our early stage exploratory programs through a Phase 2 proof-of-concept phase and, if successful, thereafter determining whether to seek strategic alliances or collaboration arrangements or to utilize other financial alternatives to fund their further development. To secure required capital, we are also considering other alternatives, including additional financings and other similar opportunities. Although we continue to consider a number of potential strategic and financial alternatives, there can be no assurance that we will enter into any strategic alliance or otherwise consummate any financing or other similar transaction.

We have focused our current resources on our lead products, primarily to address the requirements to gain the potential approval of Surfaxin for the prevention of RDS in the United States. Until such time as we secure sufficient strategic and financial resources to support the continuing development of our KL4 surfactant technology and support our operations, we will continue to conserve our resources, predominantly by curtailing and pacing investments in our pipeline programs.

Business Strategy Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2010 (2009 Annual Report on Form 10-K), which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

The following are updates to our Business Strategy:

•	Surfaxin for the Prevention of RDS in Premature Infants
We received a Complete Response Letter from the FDA in April 2009. The letter focused primarily on certain aspects of our fetal rabbit biological activity test (BAT, a quality control and stability release test for Surfaxin and our other KL4 pipeline products), specifically whether analysis of data from both the BAT and a well-established preterm lamb model of RDS demonstrates the degree of comparability that the FDA requires and whether the BAT can adequately distinguish change in Surfaxin biological activity over time. Based on meetings held in June and September 2009 and other interactions that we have had with the FDA, in May 2010, we completed our program to optimize and revalidate the BAT, which met all pre-specified acceptance criteria. Our protocol to optimize the BAT was previously submitted to the FDA for its review and comment. In June, we received written guidance from the FDA regarding our comprehensive program and submitted to the FDA data related to the optimization and revalidation of the BAT. In July, we held a conference call with the FDA. We are currently preparing and plan to submit to the FDA additional analyses of the validation data that was requested by the FDA during our call. Optimization and validation of the BAT is a key component of the comprehensive program.

We also interacted with the FDA regarding other important aspects of the next component of our comprehensive program, including our proposed study design and success criteria. After incorporating into our plan written guidance received from the FDA in February 2010, and suggestions provided during our recent conference call, we recently initiated the second phase of our comprehensive preclinical program, consisting of prospectively-designed, side-by-side preclinical studies employing both the newly-optimized and revalidated BAT and the well-established preterm lamb model of RDS. The resulting data will be examined to evaluate the relative changes, over time, in biological activity of Surfaxin upon administration to determine the degree of comparability between the optimized BAT and the preterm lamb model. The FDA has indicated that, to satisfactorily establish comparability between the optimized BAT and the preterm lamb model, these data must demonstrate the same relative changes in respiratory compliance between both models over time. These studies are intended to also satisfy the FDA regarding the ability of the BAT to adequately discriminate biologically active from inactive Surfaxin drug product and establish the Surfaxin drug product’s final acceptance criteria (with respect to biologic activity as assessed by the BAT) for release and ongoing stability.

We believe that our continued interactions with the FDA are important to the potential success of our efforts to gain approval of Surfaxin. We have incorporated the FDA’s guidance into our ongoing activities, including the planned submission of the additional BAT-related data and analyses requested by the FDA. We plan to continue to take advantage of the FDA’s willingness to provide guidance concerning our comprehensive program, although future interactions with the FDA could affect the ultimate timing, conduct and outcomes of the remaining steps necessary to gain Surfaxin approval, including the potential filing of the Complete Response. Currently, we believe we can provide the data and analysis requested by the FDA and remain on track to submit a complete response to the FDA in the first quarter of 2011, which potentially could lead to approval of Surfaxin for the prevention of RDS in premature infants in 2011. If approved, Surfaxin would be the first synthetic, peptide-containing surfactant for use in neonatal medicine.

•	Surfaxin LS and Aerosurf Development Programs
We are conducting important preclinical activities for both Surfaxin LS and Aerosurf to support regulatory requirements for our planned clinical programs. We are preparing to further engage the FDA and interact with international regulatory agencies with respect to our planned Phase 3 clinical program for Surfaxin LS and our Phase 2 clinical program for Aerosurf. To develop our regulatory package in support of our clinical program for Surfaxin LS, we are currently conducting a series of key chemistry, manufacturing & control (CMC) activities and preparing to initiate the manufacture of three Surfaxin LS cGMP process validation batches by the fourth quarter of 2010 through a third-party contract manufacturing organization (CMO) that has significant lyophilization capital equipment and expertise. For Aerosurf, we are also moving forward with development of a next-generation capillary aerosolization device that we expect will support our Aerosurf clinical development programs. We intend to initiate these clinical programs upon determining a final regulatory strategy and after securing appropriate strategic alliances and necessary capital.

•	Phase 2 Clinical Trials to Address Acute Respiratory Failure and Cystic Fibrosis
We completed enrollment in a Phase 2 clinical trial to determine whether Surfaxin improves lung function and reduces the duration and related risk-exposure of mechanical ventilation in children up to two years of age diagnosed with Acute Respiratory Failure (ARF). ARF is a severe respiratory disorder associated with lung injury, often involving surfactant dysfunction. ARF occurs after patients have been exposed to serious respiratory infections, such as influenza (including the type A serotype referred to as H1N1) or respiratory syncytial virus (RSV). Preliminary observations indicate that Surfaxin was generally safe and well tolerated and that, relative to the control group, Surfaxin treatment reduced time on mechanical ventilation by approximately 10%, although this treatment effect was not statistically significant. Further assessment of safety and tolerability, as well as in-depth analysis of additional efficacy endpoints and patient sub-populations, is expected to be completed in the third quarter of 2010. Following this analysis, in collaboration with our ARF Steering Committee, we plan to present the comprehensive results at relevant medical congresses and submit these data for publication in a peer review journal.

Our aerosolized KL4 surfactant is being evaluated in an investigator-initiated Phase 2a clinical trial in Cystic Fibrosis (CF) patients. The trial is being conducted at a leading research center, The University of North Carolina, and is further supported by the Cystic Fibrosis Foundation. The trial has been designed to assess the safety, tolerability and effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in CF patients. Top line results for this trial are now expected in the third quarter of 2010.

As of June 30, 2010, we had cash and cash equivalents of $23.3 million, which includes net proceeds of $2.1 million ($2.2 million gross) from an offering in April 2010 to PharmaBio Development Inc (PharmaBio), the former strategic investment subsidiary of Quintiles Transnational Corp. (Quintiles), and $9.1 million ($10.0 million gross) from a public offering completed in June 2010. In addition, in April 2010, we restructured our $10.6 million loan with PharmaBio. Under the restructuring, we paid $6.6 in principal and interest and extended the maturity of the remaining $4 million, $2 million of which was paid on July 30, 2010 and the remaining balance of which is payable on or before September 30, 2010 (for details of the restructuring, see “– Liquidity and Capital Resources – Common Stock Offerings – Financings under the 2008 Shelf Registration Statement”).

We will require additional capital to support our ongoing development activities through the potential approval of Surfaxin in 2011, including activities to advance Surfaxin LS and Aerosurf to our planned Phase 3 and Phase 2 clinical trials. While we currently believe that sufficient funding may be derived from the exercise of short-term warrants that we issued in connection with a public financing in June 2010 and a judicious use of our CEFFs, if available, there can be no assurance that market conditions and warrant-holder sentiment will result in the exercise of any short-term warrants within this time frame, or that the CEFFs will be available, and if the CEFFs are available at any time, that we will be able to raise sufficient capital when needed. See, “– Liquidity and Capital Resources – Common Stock Offerings – Financings under the 2008 Shelf Registration Statement,” and “– Committed Equity Financing Facilities.”  In connection with the June 2010 public offering, we agreed, subject to certain exceptions, not to offer and sell any shares of our common stock, including under our CEFFs, for a period that expires on September 15, 2010, without the written consent of the underwriter (Lock-up).  In the absence of this agreement, as of August 5, 2010, we would be able to access the 2010 CEFF but could not access either the December 2008 CEFF or the May 2008 CEFF because the closing market price of our common stock ($0.25) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.  Upon expiration of the Lock-up, if our 2010 CEFF is available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $35 million.

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements, to support our product development activities and, if approved, commercialization plans.  Under one potential strategic arrangement that we and PharmaBio agreed to negotiate in good faith, PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the research and development, and commercialization of Surfaxin LS and Aerosurf for the prevention and treatment of RDS in premature infants.  We are also considering other potential strategic alliances and alternatives, including additional financings and other similar opportunities.  We believe that our ability to successfully enter into meaningful strategic alliances will likely improve with advances, if any, that we are able to make in finalizing our development efforts and filing the Complete Response for Surfaxin, and in our Surfaxin LS and Aerosurf programs leading to initiation of clinical trials.  There can be no assurance, however, that we will be able to secure strategic partners or collaborators to support and advise our activities, that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all.  Even if we succeed in securing strategic alliances, raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes to our critical accounting policies since December 31, 2009.  For more information on critical accounting policies, see our 2009 Annual Report on Form 10-K.  Readers are encouraged to review these disclosures in conjunction with their review of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The net loss for the three and six months ended June 30, 2010 was $6.3 million (or $0.04 per share) and $13.6 million (or $0.09 per share), respectively.  The net loss for the three and six months ended June 30, 2009 was $7.9 million (or $0.07 per share) and $16.9 million (or $0.16 per share), respectively

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2010 were $4.4 million and $8.5 million, respectively.  Research and development expenses for the three and six months ended June 30, 2009 were $5.1 million and $10.7 million, respectively.  These costs are charged to operations as incurred and are tracked by category, as follows:

( in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development Expenses:	2010	2009	2010	2009
Manufacturing development	$2,208	$2,478	$4,646	$5,604
Development operations	1,359	1,706	2,600	3,458
Direct preclinical and clinical programs	796	868	1,250	1,597
Total Research & Development Expenses	$4,363	$5,052	$8,496	$10,659

(1)
Included in research and development expenses are charges associated with stock-based employee compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718.  For the three and six months ended June 30, 2010, these charges were $0.1 million and $0.3 million, respectively.  For the three and six months ended June 30, 2009, these charges were $0.2 million and $0.5 million, respectively.

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

The decrease of $0.3 million and $1.0 million in manufacturing development expenses for the three and six months ended June 30, 2010, as compared to the same period in 2009, is primarily due to our efforts to conserve financial resources following receipt of the April 2009 Complete Response Letter and purchases in the first half of 2009 of active ingredients for the production of Surfaxin.

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

The decrease of $0.3 million and $0.9 million in development operations expenses for the three and six months ended June 30, 2010, as compared to the same period in 2009, is primarily due to our efforts to conserve financial resources following receipt of the April 2009 Complete Response Letter, including a reduction of our workforce and a restructuring of certain functions in research and development, primarily medical affairs.

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

Direct pre-clinical and clinical programs expenses for the three and six months ended June 30, 2010 included: (i) costs associated with activities to address issues identified in the April 2009 Complete Response Letter, including optimization and revalidation of the BAT; (ii) activities associated with the recently completed Phase 2 clinical trial evaluating the use of Surfaxin in children up to two years of age suffering with ARF; and (iii) pre-clinical and preparatory activities for our planned Phase 3 clinical program for Surfaxin LS and our Phase 2 clinical program for Aerosurf.

The decrease of $0.1 million and $0.3 million in direct preclinical and clinical program expenses for the three and six months ended June 30, 2010, as compared to the same period in 2009, is primarily due to costs in the first half of 2009 associated with preclinical activities and product characterization testing of Surfaxin LS, and reduced costs associated with the Phase 2 clinical trial for ARF in the first half of 2010.

In an effort to conserve our financial resources, we plan to continue limiting investments in clinical programs until we have secured appropriate strategic alliances and necessary capital.  We also plan to meet with U.S. and European regulatory authorities to discuss the requirements for our regulatory packages, including potential trial design requirements, to prepare for our planned clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs of executive management, business and commercial development, finance and accounting, intellectual property and legal, human resources, information technology, facility and other administrative costs.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were $1.9 million and $2.6 million, respectively.  Included in general and administrative expenses were charges associated with stock-based compensation of $0.3 million and $0.7 million, respectively.  Excluding charges associated with stock-based compensation, general and administrative expenses decreased $0.3 million for the three months ended June 30, 2010 as compared to the same period in 2009.  The decrease was primarily due to expenses of $0.4 million in 2009 associated with cost containment measures and workforce reduction following receipt of the April 2009 Complete Response Letter for Surfaxin.  To conserve our cash resources, we curtailed investment in commercial capabilities, implemented cost containment measures and reduced our workforce from 115 to 91 employees.  The workforce reduction was focused primarily in our commercial and corporate administrative groups.  We also made a fundamental change in our business strategy and no longer plan to establish our own specialty pulmonary commercial organization; instead, we are seeking to develop and commercialize our KL4 technology through strategic alliances or other collaboration arrangements.  Although we are engaged in discussions with potential strategic and financial partners, there can be no assurance that any strategic alliance will be successfully concluded.  Until such time as we secure an alliance or access to other capital, we continue to conserve our financial resources by predominantly limiting investments in our pipeline programs

General and administrative expenses for the six months ended June 30, 2010 and 2009 were $4.8 million and $5.7 million, respectively.  Included in general and administrative expenses were charges associated with stock-based compensation of $0.5 million and $1.4 million, respectively.  Additionally, general and administrative expenses for the six months ended June 30, 2010 include a one-time charge of $1.0 million associated with certain contractual cash severance obligations to our former President and Chief Executive officer.  Excluding the one-time charge related to our severance obligation and charges associated with stock-based compensation, general and administrative expenses decreased $1.0 million for the six months ended June 30, 2010 as compared to the same period in 2009.  The decrease was primarily due to investments in pre-launch commercial capabilities in the first half of 2009 in anticipation of the potential approval and commercial launch of Surfaxin as well as cost containment measures and workforce reduction following receipt of the April 2009 Complete Response Letter for Surfaxin.

Other Income and (Expense)

Other income and (expense) for the three and six months ended June 30, 2010 were $(0.1) million and $(0.3) million, respectively.  Other income and (expense) for the three and six months ended June 30, 2009 were $(0.3) million and $(0.6) million, respectively.

(Dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income	$3	$16	$6	$21
Interest expense	89	280	331	582
Other income / (expense)	2	–	18	–
Other income / (expense), net	$(84)	$(264)	$(307)	$(561)

Interest income consists of interest earned on our cash and marketable securities.  To ensure preservation of capital, we invest most of our cash and marketable securities in a treasury-based money market fund.

Interest expense consists of interest accrued on the outstanding balance of our loan with PharmaBio and under our equipment financing facilities.  In addition, interest expense includes expenses associated with the amortization of deferred financing costs for the warrant that we issued to PharmaBio in October 2006 as consideration for a restructuring of our loan in 2006.  These costs were fully amortized as of April 30, 2010.

The decrease in interest expense for the three and six months ended June 30, 2010 as compared to the same periods for 2009 is due to the full amortization of deferred financing costs associated with the warrant that we issued to PharmaBio in October 2006 and a reduction in the outstanding principal balances on our equipment loans.

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

The accompanying interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As a result of our cash position as of December 31, 2009, the audit opinion we received from our independent auditors for the year ended December 31, 2009 contains a notation related to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development and commercial programs and meet our obligations on a timely basis.  If we are unable to successfully raise sufficient additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In addition, as of August 5, 2010, we have authorized capital available for issuance (and not otherwise reserved) of approximately 52 million shares of common stock.  We plan to present to our stockholders, for approval at our next Annual Meeting of Stockholders, a proposal to increase our authorized shares to allow us to potentially raise additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings.  If for any reason, this proposal is not approved, we may be unable to undertake additional financings without first seeking stockholder approval, a process that would require a special meeting of stockholders, is time-consuming and expensive and could impair our ability to efficiently raise capital when needed, if at all.  In that case, we may be forced to further limit development of many, if not all, of our programs.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our future capital requirements will depend upon many factors, including our efforts to secure one or more strategic alliances to support our product development activities and commercialization plans, and the ultimate success of our product development and commercialization plans.  Currently, we are focused on developing our lead KL4 surfactant products to address the most significant respiratory conditions affecting pediatric populations.  In particular, we are conducting a comprehensive preclinical program to potentially address the sole remaining issue that was identified in the April 2009 Complete Response Letter and that must be addressed to gain Surfaxin approval.  See “– Business Strategy Update.”  There can be no assurance that our research and development projects (including the ongoing preclinical program for Surfaxin) will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to secure strategic alliances or obtain additional capital when needed on acceptable terms, if at all.  Even if we succeed in securing strategic alliances, raising additional capital, developing product candidates and obtaining regulatory approval and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

On April 28, 2010, we completed a restructuring of our $10.6 million loan with PharmaBio.  Under the restructuring, (a) we paid PharmaBio principal and interest in the amount of $6.6 million, (b) the maturity date for the remaining $4.0 million principal amount was extended, with $2.0 million due on each of July 30, 2010 and September 30, 2010, and (c) we agreed to maintain at least $10 million in cash and cash equivalents until payment of the first $2 million was made, and at least $8 million in cash and cash equivalents until the payment of the second $2 million on or before September 30, 2010.  In addition, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio.  See, “– Debt – Loan with PharmaBio Development Inc.”  Also, on April 30, 2010, we completed an offering of common stock and warrants to PharmaBio, resulting in gross proceeds to us of $2.2 million ($2.1 million net).  See, “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”

On June 11, 2010, we entered into a Committed Equity Financing Facility (2010 CEFF) with Kingsbridge Capital Limited (Kingsbridge) under which we generally are entitled to sell, and Kingsbridge is obligated to purchase, from time to time over a period of three years, subject to certain conditions and restrictions, shares of the our common stock for cash consideration of up to an aggregate of the lesser of $35 million or 31,597,149 shares.  Kingsbridge’s obligation to purchase shares of our common stock is subject to satisfaction of certain conditions at the time of each draw down, as specified in the Purchase Agreement.  If at any time we fail to meet any of these conditions, we will not be able to access funds under the 2010 CEFF.  In connection with the 2010 CEFF, we  issued a warrant to Kingsbridge to purchase up to 1,250,000 shares of our common stock at a price of $0.4459 per share, which is fully exercisable (in whole or in part) beginning December 11, 2010 and for a period of five years thereafter.  If exercised in full, the warrant could potentially result in additional proceeds to us of approximately $560,000.  See, “– Committed Equity Financing Facilities (CEFFs),” below.

On June 22, 2010, we completed a public offering of 35.7 million shares of our common stock, five-year warrants to purchase 17.9 million shares of our common stock, and short-term (nine month) warrants to purchase 17.9 million shares of our common stock.  The securities were sold as units, with each unit consisting of one share of common stock, a five-year warrant to purchase one half share of common stock, and a short-term warrant to purchase one half share of common stock, at a public offering price of $0.28 per unit, resulting in gross proceeds to us of $10 million ($9.1 million net).  If exercised in full, the short-term warrants would result in additional proceeds to us of approximately $5 million, and the long-term warrants, $7.1 million.  This offering was made pursuant to our existing shelf registration statement on Form S-3 (File No. 333-151654), which was filed with the SEC on June 13, 2008 and declared effective by the SEC on June 18, 2008 (2008 Shelf  Registration Statement).  See, “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”

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

As of June 30, 2010, we had cash and cash equivalents of $23.3 million, which includes net proceeds of $2.1 million ($2.2 million gross) from the PharmaBio offering in April 2010 and $9.1 million ($10.0 million gross) from the June 2010 public offering.  We will require additional capital to support our ongoing development activities through the potential approval of Surfaxin in 2011, including activities to advance Surfaxin LS and Aerosurf to our planned Phase 3 and Phase 2 clinical trials.  While we currently believe that sufficient funding may be derived from the exercise of short-term warrants that we issued in connection with a public financing in June 2010 and a judicious use of our CEFFs, if available, there can be no assurance that market conditions and warrant-holder sentiment will result in the exercise of any short-term warrants within this time frame, or that the CEFFs will be available, and if the CEFFs are available at any time, that we will be able to raise sufficient capital when needed.  In connection with the June 2010 public offering, we agreed, subject to certain exceptions, not to offer and sell any shares of our common stock, including under our CEFFs, for a period that expires on September 15, 2010, without the written consent of the underwriter (Lock-up).  In the absence of this agreement, as of August 5, 2010, we would be able to access the 2010 CEFF but could not access either the December 2008 CEFF or the May 2008 CEFF because the closing market price of our common stock ($0.25) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.  Upon expiration of the Lock-up, if our 2010 CEFF is available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $35 million.  See, “– Committed Equity Financing Facilities (CEFFs),” below.

Cash Flows

As of June 30, 2010, we had cash and cash equivalents of $23.3 million compared to $15.7 million as of December 31, 2009, an increase of $7.6 million.  Our 2010 financing activity included public offerings of common stock and warrants in February 2010 and June 2010, resulting in net proceeds of $15.1 million and $9.1 million, respectively.  Also, in April 2010 we sold shares and warrants to PharmaBio resulting in net proceeds of $2.1 million.  Cash outflows before financings for the six months ended June 30, 2010 consisted of $10.6 million used for ongoing operating activities, a one-time payment of $1.1 million to satisfy our severance obligations to our former President and Chief Executive Officer, and $7.0 million used for debt service (including, in April 2010, a $6.6 million payment of principal and accrued interest to PharmaBio).

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $13.7 million and $14.7 million for the six months ended June 30, 2010 and 2009, respectively.

Our cash flows used in operating activities are a result of our net operating losses adjusted for non-cash items associated with stock-based compensation, depreciation and changes in our accounts payable, accrued liabilities and receivables.  Cash flows used in operating activities for the six months ended June 30, 2010 included a one-time payment of $1.1 million to satisfy our severance obligations to our former President and Chief Executive Officer and a $2.1 million interest payment in connection with our PharmaBio loan.

Cash Flows Used in Investing Activities

Cash flows used in investing activities included purchases of equipment of $0.1 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

Cash Flows from/(used in) Financing Activities

Cash flows from financing activities were $21.4 million and $13.3 million for the six months ended June 30, 2010 and 2009, respectively.

Cash flows from financing activities for the six months ended June 30, 2010 primarily included net proceeds of $15.1 million from the February 2010 public offering, $2.1 million from the offering to PharmaBio and $9.1 million from the June 2010 public offering, partially offset by principal payments on our equipment loan and capital lease obligations of $0.4 million and principal payments on our PharmaBio loan of $4.5 million.  See, “– Debt – Loan with PharmaBio Development Inc,” and “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”  Cash flows from financing activities for the six months ended June 30, 2009 included $10.5 from our May 2009 Registered Direct Offering and $4.5 million from financings pursuant to our CEFFs, partially offset by $1.6 million of principal payments on our equipment loans.

Committed Equity Financing Facilities (CEFFs)

On June 11, 2010, we entered into the 2010 CEFF with Kingsbridge.  The 2010 CEFF is our fifth CEFF with Kingsbridge since 2004.  As of June 30, 2010, we had three effective CEFFs, as follows: (i) the 2010 CEFF; (ii) the CEFF dated May 22, 2008 (May 2008 CEFF) and; (iii) the CEFF dated December 12, 2008 (December 2008 CEFF), which allow us to raise capital for a period of three years ending June 11, 2013, June 18, 2011 and February 6, 2011, respectively, at the time and in amounts deemed suitable to us to support our business plans.  We are not obligated to utilize any of the funds available under the CEFFs.  Our ability to access funds under the CEFFs is subject to minimum price requirements, volume limitations and other conditions.

As of June 30, 2010, under the June 2010 CEFF, we had approximately 31.6 million shares potentially available for issuance, up to a maximum of $35.0 million (see, 2010 CEFF, below); under the May 2008 CEFF, we had approximately 12.8 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the volume-weighted average price (VWAP) on each trading day must be at least equal to the greater of $1.15 or 90% of the closing market price on the day preceding the first day of draw down (Minimum VWAP); and under the December 2008 CEFF, we had 7.1 million shares potentially available for issuance (up to a maximum of $17.7 million), provided that the VWAP on each trading day during the draw-down period must be at least equal to the greater of (i) $.60 or (ii) the Minimum VWAP.  Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See, our 2009 Annual Report on Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs)”, and 2010 CEFF, below.  We anticipate using our CEFFs (at such times as our stock price is at a level above the CEFF minimum price requirement) to support our working capital needs and maintain cash availability in 2010.

To date, we have not utilized any of our CEFFs in 2010.  In connection with the June 2010 public offering, we agreed, subject to certain exceptions, not to offer and sell any shares of our common stock, including under our CEFFs, for a period that expires on September 15, 2010, without the written consent of the underwriter (Lock-up).  In the absence of this agreement, as of August 5, 2010, we would be able to access the 2010 CEFF but could not access either the December 2008 CEFF or the May 2008 CEFF because the closing market price of our common stock ($0.25) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.  Upon expiration of the Lock-up, if our 2010 CEFF is available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $35 million.  See, “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”

During 2009, we raised an aggregate of $10.7 million from 10 draw-downs under our CEFFs.  If and when the closing market price of our common stock is at least equal to the minimum price required under our CEFFs, we anticipate using them to support our working capital needs and maintain cash availability in 2010.

2010 CEFF

Pursuant to the Common Stock Purchase Agreement dated June 11, 2010 (Stock Purchase Agreement), we are entitled to sell, and Kingsbridge is obligated to purchase, from time to time over a period of three years, subject to certain conditions and restrictions, shares of our common stock for cash consideration of up to an aggregate of the lesser of $35 million or 31,597,149 shares (representing 19.99% of our issued and outstanding common stock on June 11, 2010).  This restriction on the number of shares that we may issue under the Stock Purchase Agreement may limit the aggregate proceeds that we may obtain under the 2010 CEFF.

Under the 2010 CEFF, from time to time and subject to certain conditions that the we must satisfy, we may issue to Kingsbridge “draw down notices” that contain among other information the total draw down amount, the first day of the draw down pricing period, which will consist of eight consecutive trading days, and the “threshold price,” which is the minimum price at which a purchase may be completed on any trading day.  The threshold price may be either (i) 90% of the closing price of our common stock on the trading day immediately preceding the first trading day of the draw down pricing period or (ii) a price that we specify in our sole discretion, but not less than $0.20 per share.

The purchase price of shares sold to Kingsbridge under the 2010 CEFF is at a discount ranging from 4.375% to 17.5% of the VWAP for each of the eight trading days following our initiation of a draw down.  The discount on each of these eight trading days is determined as follows:

VWAP*	% of VWAP	(Applicable Discount)
Greater than or equal to $6.00 per share	95.625%	(4.375)%
Less than $6.00 but greater than or equal to $5.00 per share	95.25%	(4.75)%
Less than $5.00 but greater than or equal to $4.00 per share	94.75%	(5.25)%
Less than $4.00 but greater than or equal to $3.00 per share	94.25%	(5.75)%
Less than $3.00 but greater than or equal to $2.00 per share	94.00%	(6.00)%
Less than $2.00 but greater than or equal to $1.25 per share	92.50%	(7.50)%
Less than $1.25 but greater than or equal to $0.75 per share	91.50%	(8.50)%
Less than $0.75 but greater than or equal to $0.50 per share	90.50%	(9.50)%
Less than $0.50 but greater than or equal to $0.25 per share	85.00%	(15.00)%
Less than $0.25 but greater than or equal to $0.20 per share	82.50%	(17.50)%
*   As such term is defined in the Common Stock Purchase Agreement dated June 11, 2010.

If the VWAP on any trading day is less than the threshold price, that trading day will be disregarded in calculating the number of shares that Kingsbridge is obligated to purchase and the total draw down amount that we specify will be reduced by one eighth for each disregarded trading day.  However, at its election, Kingsbridge may determine to buy up to the number of shares allocated to any disregarded trading day at a purchase price determined by reference to the threshold price rather than the VWAP, less the discount calculated in the same manner as described above.  In addition, if trading in our common stock is suspended for any reason for more than three consecutive or non-consecutive hours during any trading day during a draw down pricing period, Kingsbridge will not be required, but may elect, to purchase the pro-rata portion of shares of common stock allocated to that day.

In addition, in connection with any draw down notice, we may in our sole discretion include a request that Kingsbridge purchase an amount that is in addition to the amount that Kingsbridge is otherwise obligated to purchase during the draw down pricing period (a supplemental amount).  If we designate a supplemental amount, we may also designate a separate threshold price for that supplemental amount, subject to a minimum price per share of $0.20.  When aggregated with all other amounts drawn under the 2010 CEFF, the supplemental amount may not exceed the total commitment amount available under the Stock Purchase Agreement.  If Kingsbridge elects to purchase all or part of the supplemental amount, we will sell to Kingsbridge the corresponding number of shares at a price equal to the greater of (i) the daily VWAP of our common stock on the applicable trading day, or (ii) the supplemental amount threshold price designated by us, in either case less the discount calculated in the same manner as indicated above.

The obligation of Kingsbridge to purchase our common stock is subject to various limitations set forth in the Stock Purchase Agreement, including that each draw down is limited to the lesser of $15 million or 3.5% of our market capitalization as of the date on which the draw down notice is delivered.  Kingsbridge is not obligated to purchase shares at a price that is below $0.20 per share (before applicable discount).  In addition, we have agreed not to enter into certain transactions, including any equity line or other financing that is substantially similar to the 2010 CEFF or transactions generally involving future-priced securities, although we may issue any convertible security that adjusts the conversion price pursuant to anti-dilution provisions or is issued in connection with debt financing to support research and development activities or in connection with a secured debt financing.  Kingsbridge has agreed that, during the term of the 2010 CEFF, neither Kingsbridge nor any of its affiliates, nor any entity managed or controlled by it, will, or will cause or assist any person to, enter into any short sale of any of our securities, as “short sale” is defined in Regulation SHO promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the 2010 CEFF, we issued a warrant to Kingsbridge to purchase up to 1,250,000 shares of our common stock at a price per share of $0.4459.  The warrant expires in December 2015 and generally will be exercisable (in whole or in part) beginning December 11, 2010, subject to an aggregate beneficial ownership limitation of 9.9%.  The warrant is generally exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.  The exercise price of the warrant is subject to anti-dilution adjustments.  The securities issuable in connection with the 2010 CEFF, the warrant and the shares issuable upon the exercise of the warrant have been registered under our 2008 Shelf Registration Statement (as defined below).

Common Stock Offerings

Historically, we have funded, and expect that we may continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  On June 13, 2008, we filed our 2008 Shelf Registration Statement (on Form S-3 (No. 333-151654), and declared effective on June 18, 2008) for the proposed offering from time to time of up to $150 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.

Financings under the 2008 Shelf Registration Statement

On June 22, 2010, we completed a public offering of 35.7 million shares of our common stock, five-year warrants to purchase 17.9 million shares of our common stock (Five-Year Warrants), and short-term (nine month) warrants to purchase 17.9 million shares of our common stock (Short-Term Warrants).  The securities were sold as units, with each unit consisting of one share of common stock, a Five-Year Warrant to purchase one half share of common stock, and a Short-Term Warrant to purchase one half share of common stock, at a public offering price of $0.28 per unit, resulting in gross proceeds to us of $10 million ($9.1 million net).  The Five-Year Warrants expire on June 22, 2015 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.40.  The Short-Term Warrants expire on March 22, 2011 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.28.  The exercise price and number of shares of common stock issuable on exercise of the warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants are also subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.  Lazard Capital Markets LLC acted as the sole book-running manager for the offering and Boenning & Scattergood, Inc. acted as the co-manager (collectively, the Underwriters).  In connection with this offering, pursuant to the related underwriting agreement, we agreed, with certain exceptions, not to offer and sell any shares of our common stock, including pursuant to our CEFFS, or securities convertible into or exercisable or exchangeable for shares of our common stock for a period of ninety (90) days following the offering without the written consent of the underwriters.  However, we are permitted to issue securities in certain circumstances, including (i) pursuant to our employee benefit and compensation plans and (ii) in connection with strategic alliances, and (iii) to satisfy up to $4 million of our obligations under the PharmaBio loan.

On April 27, 2010, we entered into a Securities Purchase Agreement with PharmaBio, as the sole purchaser, related to an offering of 4,052,312 shares of common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold as units with each unit consisting of one share of common stock and a warrant to purchase one half share of common stock, at an offering price of $0.5429 per unit, representing  the greater of (a) the VWAP of our common stock on The Nasdaq Global Market for the 20 trading days ending on April 27, 2010 and (b) the last reported closing price of $0.5205 per share of the common stock on The Nasdaq Global Market on that date.  The offering resulted in gross proceeds to us of $2.2 million ($2.1 million net).  The warrants expire in April 2015 and generally will be exercisable beginning on October 28, 2010, subject to an aggregate beneficial ownership limitation of 9.9%, at a price per share of $0.7058, which represents a 30% premium to the VWAP for the 20 trading days ending on April 27, 2010.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.  The offering closed on April 30, 2010.  The shares of common stock and the shares of common stock to be issued upon exercise of the warrants were offered pursuant to our 2008 Shelf Registration Statement.

In February 2010, we completed a public offering of 27.5 million shares of our common stock and warrants to purchase 13.8 million shares of our common stock, sold as units, with each unit consisting of one share of common stock and a warrant to purchase one half share of common stock, at a public offering price of $0.60 per unit, resulting in gross proceeds to us of $16.5 million ($15.1 million net).  The warrants expire in February 2015 and are exercisable, subject to an aggregate share ownership limitation, at a price per share of $0.85.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the warrant agreement).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.

As of June 30, 2010 there was $75.0 million remaining available under the 2008 Shelf Registration Statement for potential future offerings.  The amount we may offer and sell pursuant to this shelf registration statement within any 12 calendar month period may be limited to one third of the aggregate market value of our common stock held by non-affiliates, so long as such aggregate market value remains below $75 million.

Debt

Historically, we have, and expect to continue to, fund our business operations through various sources, including debt arrangements such as credit facilities and equipment financing facilities.

Loan with PharmaBio Development Inc.

On April 28, 2010, we completed a restructuring of our $10.6 million loan with PharmaBio.  The related Payment Agreement and Loan Amendment, dated April 27, 2010 (PharmaBio Agreement), provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, (b) a maturity date extension for the remaining $4.0 million principal amount under the loan, $2.0 million of which was due and paid on July 30, 2010 and the remaining $2.0 million of which will be due and payable on September 30, 2010, and (c) so long as we timely make each of the remaining principal payments on or before their respective due dates, no further interest will accrue on the outstanding principal amount.  In addition, we agreed to maintain at least $10 million in cash and cash equivalents until payment of the first $2 million was made, and at least $8 million in cash and cash equivalents until the payment of the second $2 million on or before September 30, 2010, after which the PharmaBio loan will be paid in full.

Under the PharmaBio Agreement, PharmaBio continues to hold a security interest in substantially all of our assets, including our proprietary assets and intellectual property.  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation the following warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities: a warrant to purchase 850,000 shares of common stock, at $7.19 per share expiring on November 3, 2014, a warrant to purchase 1,500,000 shares of common stock at $3.58 per share expiring on October 26, 2013 and a warrant to purchase 43,612 shares of our common stock at $6.875 per share expiring on September 19, 2010.

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

Equipment Financing Facilities

As of June 30, 2010, approximately $0.3 million ($0.3 million classified as current liabilities and $18,000 as long-term liabilities) was outstanding under a May 2007 Credit and Security Agreement with GE Business Financial Services Inc. (GE, formerly Merrill Lynch Business Financial Services Inc).  The right to draw under this facility expired in 2008.

In September 2008, we entered into a Loan Agreement and Security Agreement with the Commonwealth of Pennsylvania, Department of Community and Economic Development (Department), pursuant to which the Department made a loan to us from the Machinery and Equipment Loan Fund in the amount of $500,000 (MELF Loan).  As of June 30, 2010, approximately $0.4 million was outstanding under the facility ($0.1 million classified as current liabilities and $0.3 million as long-term liabilities).

See, our 2009 Annual Report on Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Equipment Financing Facilities.”

Contractual Obligations and Commitments

During the six-month period ended June 30, 2010, there were no material changes to our contractual obligations and commitments disclosures as set forth in our 2009 Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations,” except as noted below.

In connection with the resignation in August 2009 of Robert J. Capetola, Ph.D., our former President, Chief Executive Officer and member of our Board of Directors, we entered into a separation agreement and general release (Separation Agreement) dated August 13, 2009, that provided, among other things, for periodic severance payments through the earlier of (i) May 3, 2010 (Severance Period) or (ii) the date, if ever, of a Corporate Transaction (defined below).  Under the Separation Agreement, if a “Corporate Transaction” not involving a change of control were to occur during the Severance Period, Dr. Capetola would become entitled to receive an additional severance payment of up to $1,580,000, reduced by the sum of the aggregate cash severance amounts already paid under the Separation Agreement.  A “Corporate Transaction” was defined to include one or more public or private financings completed during the Severance Period and resulting in cash proceeds (net of transaction costs) to us of at least $20 million.  From August 13, 2009 through February 23, 2010, we raised approximately $21.0 million of aggregate net proceeds, including approximately $5.9 million from financings under our CEFFs and $15.1 million from a public offering that was completed on February 23, 2010.  Accordingly, on March 3, 2010, we paid to Dr. Capetola an additional $1.06 million (less withholding), representing $1.58 million reduced by the sum of the cash severance amounts previously paid under the Separation Agreement, which totaled approximately $0.52 million.  At this time, our obligation to make periodic payments under the Separation Agreement has been satisfied and no further payments are due to Dr. Capetola.  See, “Item 11– Executive Compensation –Resignation of our President and Chief Executive Officer,” in our Amendment No. 1 to our 2009 Annual Report on Form 10-K that we filed with the SEC on April 30, 2010 (2009 Form 10-K/A).

In February 2010, we provided notice of non-renewal with respect to all of our executive employment agreements other than the agreements that we maintain with the following five officers:  Chief Financial Officer, General Counsel, and the senior officers in charge of operations, corporate development, and human resources.  In May 2010, we entered into retention agreements with those officers whose employment agreements were not renewed that generally provide for certain severance benefits equal to (i) six or 12 months, depending upon title, of the executive’s base salary then in effect, plus a prorated bonus amount based on the executive’s target bonus.  In addition, the retention letter provides for six or 12 months, depending upon title, of benefits continuation.  The severance benefits are conditioned upon the execution of general release of claims.  These agreements expire on December 31, 2011.

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

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q, see the risks and uncertainties discussed in our 2009 Annual Report on Form 10-K and our 2009 Form 10-K/A, including the “Risk Factors” section contained in our 2009 Annual Report on Form 10-K.

The terms of our indebtedness may impair our ability to conduct our business.

Our capital requirements have been funded in part by the loan from PharmaBio, with respect to which we completed a restructuring on April 28, 2010.  Under the restructuring, we paid in cash $6.6 million of the total outstanding ($10.6 million at the time of restructuring), representing $4.5 million in outstanding principal and $2.1 million in accrued interest.  Of the remaining $4 million principal amount under the loan, $2 million became due and was paid on July 30, 2010 and the balance of $2 million will be due and payable on September 30, 2010.  If we make our payments on time, no further interest will accrue on the outstanding principal amount.  The PharmaBio loan is secured by substantially all of our assets, including our proprietary technologies, and contains a number of covenants and restrictions that, with certain exceptions, restricts our ability to, among other things, incur additional indebtedness, borrow money or issue guarantees, use assets as security in other transactions, and sell assets to other companies.  In connection with the restructuring, we agreed to an additional covenant to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment was made, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full.  In order to comply with these cash covenants and to have sufficient working capital to make payment of the remaining principal amount and continue operate our business, we will likely need to secure sources of additional capital.  If we are unable to secure additional sources of capital, we will be forced to further reduce our cash outflows and limit our investments in our research and development programs.  If we fail to comply with the cash covenants required under the restructuring, PharmaBio would have the right to declare all borrowings to be immediately due and payable.  If we are unable to pay when due amounts owed to PharmaBio, whether at maturity or in connection with acceleration of the loan following a default, PharmaBio would have the right to proceed against the collateral securing the indebtedness.

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

If we are unable to regain compliance with the Minimum Bid Price Requirement of The Nasdaq Capital Market® prior to November 29, 2010, our stock price may decline and our common stock may be subject to delisting from Nasdaq.  If our stock is no longer listed on Nasdaq, the liquidity of our securities would be impaired.

On December 2, 2009, we received a letter from The NASDAQ Global Market® (Global Market) indicating that for 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5450(a)(1) (Minimum Bid Price Rule).  Under the Nasdaq Listing Rules, if during the 180 calendar days following the date of the notification, or prior to June 1, 2010, the closing bid price of our stock did not rise above $1.00 for a minimum of 10 consecutive business days, we would be subject to delisting from the Global Market.

In May 2010, we anticipated that we would not regain compliance with the Minimum Bid Price Rule on or before June 1, 2010 and filed an application to transfer the listing of our common stock from the Global Market to The NASDAQ Capital Market®.  On June 2, 2010, Nasdaq approved our application and the transfer was effective at the opening of the market on June 4, 2010.  Our common stock continues to be traded under the symbol DSCO and the transfer has had no impact on the ability of investors to trade the stock.  The Capital Market is a continuous trading market that operates in the same manner as The Global Market.  All companies listed on The Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

Also on June 2, 2010, based on our ability to comply with all listing requirements of the Capital Market other than the Minimum Bid Price Rule, we received a written notification from Nasdaq granting us an additional 180 days, or until November 29, 2010, to regain compliance with the Minimum Bid Price Rule.  Under the Nasdaq Listing Rules, if prior to November 29, 2010, the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Rule and our common stock will continue to be eligible for listing on the Capital Market.

If we do not achieve compliance with the Minimum Bid Price Rule by November 29, 2010, Nasdaq will provide us with written notification that the common stock is subject to delisting.  We may, at that time, appeal Nasdaq’s determination to a Nasdaq Hearing Panel.  Such an appeal, if granted, would stay delisting until a ruling by the panel.

If our stock price does not exceed the minimum bid price of $1.00 within the time frames set forth above, our common stock will be subject to delisting.  If our common stock were no longer listed on Nasdaq, investors might only be able to trade in the OTC Bulletin Board® of the Financial Industry Regulatory Authority, Inc. (FINRA) or the over-the-counter market in the Pink Sheets® (a quotation medium operated by Pink OTC Markets Inc.).  This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage.

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

Following the resignation of our former President and Chief Executive Officer and a member of our Board of Directors in August 2009, our Board elected W. Thomas Amick, our Chairman of the Board, to act as Chief Executive Officer on an interim basis.  This arrangement was recently extended through June 30, 2011.  Mr. Amick, who is otherwise employed by another biotech company as its Chief Executive Officer, is able to devote only a portion of his time to his duties as our interim Chief Executive Officer.  Until such time as we employ a full-time Chief Executive Officer, our dependency on the remaining members of our management team to exhibit strong leadership skills and effectively manage our operations is increased.

As of June 30, 2010, in addition to our agreement with Mr. Amick, we had employment agreements with five executive officers, including the Chief Financial Officer, General Counsel, and the senior officers in charge of operations, corporate development, and human resources, that expire in May 2011.  These agreements provide for automatic one-year renewal at the end of each term, unless otherwise terminated by either party.  In addition, in May 2010, we entered into retention agreements with five other officers under which each officer is provided certain severance benefits, based on title.  While we believe that our executive benefits are sufficient to attract and retain executive management, as the economic environment in our market improves, we face intense competition for our executives.  In July, our Senior Vice President, Quality, resigned his position with us and accepted a position with another biotech company.  The loss of services from any of our remaining executives could significantly adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.  Further, we do not maintain key-man life insurance.

We expect that, once we have secured sufficient strategic and financial resources to support our operations, including the continuing development of our KL4 surfactant technology, we will seek to attract candidates to lead our management and development teams, including a new CEO, although there can be no assurances that we will be successful in that endeavor.  Moreover, although our executive employment agreements with our five senior officers generally include non-competition covenants and provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the applicable noncompete provisions can be difficult and costly to monitor and enforce, such that we may not be successful in retaining these individuals and, if any should resign, in enforcing our noncompetition agreements with them.

Our future success also will depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel.  While we attempt to provide competitive compensation packages to attract and retain key personnel at all levels in our organization, many of our competitors have greater resources and more experience than we, making it difficult for us to compete successfully for key personnel.  We may experience intense competition for qualified personnel and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to lawsuits brought by their former employers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and six months ended June 30, 2010, we did not issue any unregistered shares of common stock pursuant to the exercise of outstanding warrants and options.  There were no stock repurchases during the three and six months ended June 30, 2010.

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

Discovery Laboratories, Inc.
(Registrant)

Date: August 9, 2010	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and Principal Executive Officer

Date: August 9, 2010	By:	/s/ John G. Cooper
John G. Cooper
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), dated December 9, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 9, 2009.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.4	Warrant Agreement, dated November 22, 2006 by and between Discovery and Capital Ventures International	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.5	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.6	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.7	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.8	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.9	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing

4.10	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.11	Form of Five-Year Warrant dated June 22, 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.12	Form of Short-Term Warrant dated June 22, 2010	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

10.1*	Amended and Restated Employment Agreement dated as of June 12, 2006 between Thomas F. Miller Ph.D., MBA and Discovery	Filed herewith

10.2*	Amendment dated July 15, 2008 to the Amended and Restated Employment Agreement dated as of June 12, 2006 between Thomas F. Miller Ph.D., MBA and Discovery	Filed herewith

10.3*	Amendment dated December 12, 2008 to the Amended and Restated Employment Agreement dated as of June 12, 2006 between Thomas F. Miller Ph.D., MBA and Discovery	Filed herewith

10.4*	Retention Letter dated May 4, 2010 by and between Robert Segal, M.D., F.A.C.P., and Discovery	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q dated March 31, 2010, as filed with the SEC on May 10, 2010.

10.5
Payment Agreement and Loan Amendment (amending the Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006) dated April 27, 2010, by and between Discovery and PharmaBio
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.6	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.7	Common Stock Purchase Agreement dated as of June 11, 2010, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

10.8*	Renewal of Interim CEO Agreement dated July 2, 2010 between W. Thomas Amick and Discovery.	Filed herewith.

Exhibit No.	Description	Method of Filing

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.