Form 10-K/A
period 2009-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2010-11-15
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

(215) 488-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Capital Market
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐	Smaller reporting company	☒

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

As of November 12, 2010, 206,652,815 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010 (“Annual Report on Form 10-K”), (i) to amend Item 1A – “Risk Factors” to add to the risk factors previously provided in our Annual Report on Form 10-K additional risk factors related to the restatement of our financial statements, (ii) to amend Item 6 – “Selected Financial Data” and Item 8 – “Financial Statements and Supplementary Data” to restate our audited financial statements for the year ended December 31, 2009 to reflect the reclassification of certain warrants from equity to liabilities, as discussed below, (iii) to make corresponding amendments to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and to provide in MD&A additional disclosure with respect to research and development expenses, (iv) to amend Item 9A – “Controls and Procedures” to reflect a reassessment of  our disclosure controls and procedures, and internal control over financial reporting, as of December 31, 2009 in light of the restatement of our audited financial statements for the year ended December 31, 2009.

Other than the foregoing, and the new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”), our Annual Report on Form 10-K is not being amended or updated in any respect.  This Amendment No. 2 continues to describe the conditions as of the date of the Annual Report on Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Annual Report on Form 10-K.  This Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K, including any amendment to those filings.

Restatement of Financial Statements

In connection with a review of our Annual Report on Form 10-K among the Audit Committee of our Board of Directors (the “Audit Committee”), and our management, with the assistance of  Ernst & Young LLP (“Ernst & Young”), our independent registered public accounting firm, and our outside legal advisors, the Audit Committee has reassessed the accounting classification of certain warrants that we issued in May 2009 with respect to ASC 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815,” formerly known as Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”).  The review was conducted to respond to certain comments raised by the Staff of the SEC following its periodic review of our Annual Report on Form 10-K.

We have historically accounted for warrants, which prior to May 2009 were issued in private transactions, as equity instruments.  Our warrants generally provide that, in the event the related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares, the holder  may exercise the warrant on a cashless basis.   However, notwithstanding the availability of cashless exercise and without any evaluation of remoteness or probability, ASC 815, as interpreted, establishes a presumption that, in the absence of express language to the contrary, registered warrants may be subject to net cash settlement, as it is not within our absolute control to provide freely-tradable shares in all circumstances.

After extensive discussion, the Audit Committee, together with our management and in consultation with Ernst & Young and our outside legal advisors, determined that, notwithstanding the highly–remote and theoretical possibility of net cash settlement, the warrants identified above should have been recorded as liabilities, measured at fair value calculated using the Black Scholes option pricing model on the date of issue, with changes in the fair values recognized in our quarterly statement of operations in our quarterly financial reports.  Accordingly, the Audit Committee also concluded on November 8, 2010 that our previously-filed consolidated financial statements for the year ended December 31, 2009 on Form 10-K; Ernst & Young’s reports on the financial statements and the effectiveness of internal control over financial reporting for the year ended December 31, 2009; each of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009; and all related earnings releases and similar communications that we issued with respect to the foregoing, should no longer be relied upon. As a result, we are restating our previously-filed consolidated financial statements for the year ended December 31, 2009 on Form 10-K.  We do not plan to amend our consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009.

The restatements will have no impact on amounts previously reported for Assets; Revenues; Operating Expenses; Cash Flows; Loans, Equipment Loan and Accounts Payables; and Contractual Obligations.  The restatements will have no effect on our development programs, including Surfaxin®, anticipated development milestones, business strategy or operations. See, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Amendment No. 2.

In light of the restatement, we have also determined that as of December 31, 2009 our disclosure controls and procedures were not effective, and that we did not maintain effective internal control over financial reporting due to a material weakness related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments.  See, “Item 9A - Controls and Procedures.”

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Amendment No. 2 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act.  The forward-looking statements include all matters that are not historical facts.  Forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Risk Factors” and “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Annual Report on Form 10-K and elsewhere in, or incorporated by reference into, the Annual Report on Form 10-K, as amended, including this Amendment No. 2.

Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

DISCOVERY LABORATORIES, INC.

Table of Contents to Annual Report on Form 10-K/A (Amendment No. 2)
For the Year Ended December 31, 2009

ITEM 1A.       RISK FACTORS.

In addition to the risk factors and other information concerning risks set forth in our Annual Report on Form 10-K and in the documents incorporated by reference in our Form 10-K and this Amendment No. 2, you should carefully consider the following risks before deciding to invest in shares of our common stock.  If any of the following risks actually occurs, our business prospects, financial condition or results of operations could be materially harmed.  In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you could lose all or part of your investment.

The restatement of our historical financial statements has already consumed a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As described earlier, we have restated our consolidated financial statements. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no inquiries from the SEC or The NASDAQ Capital Market® (“Nasdaq Capital Market”) regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related thereto.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As described elsewhere in this Amendment No. 2, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments dating back to May 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as liabilities instead of equity. Given this material weakness with regard to warrants, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

Since the determination regarding this material weakness, we plan to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting.  While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards.  Our plans include the following: enhanced access to accounting literature, research materials and documents; and increased communication among our legal and finance personnel and third party professionals with whom to consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.  Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis.  If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and Nasdaq, we could face severe consequences from those authorities.  In either case, there could result a material adverse affect on our business.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

PART II

ITEM 6.          SELECTED FINANCIAL DATA

The selected financial data set forth in this Item 6 give effect to the restatements described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 2 to our consolidated financial statements and should be read in conjunction therewith.  The consolidated statement of operations data for the years ended December 31, 2009 (as restated), 2008 and 2007 and consolidated balance sheet data as of December 31, 2009 (as restated) and 2008 have been derived from audited consolidated financial statements included as part of this Amendment No. 2.  The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and consolidated balance sheet data as of December 31, 2007 and 2006 and 2005 are derived from audited financial statements not included in this Amendment No. 2.

Consolidated Statement of Operations Data: (in thousands, except per share data)
	For the year ended December 31,
	2009 (As Restated)	2008		2007		2006	2005
Revenues from collaborative agreements	$-		$4,600		$-	$-	$134
Operating Expenses:
Research and development	19,077		26,566		26,200	23,716	24,137
General and administrative	10,120		16,428		13,747	18,386	18,505
Restructuring charges	–		–		–	4,805	–
In-process research and development	–		–		–	–	16,787
Total expenses(1)	29,197		42,994		39,947	46,907	59,429
	(29,197)		(38,394)		(39,947)	(46,907)

Change in fair value of common stock warrant liability	369		–		–	–	–
Other (expense) / income	(1,043)		(712)		(58)	574	391
Net loss	$(29,871)	$	(39,106)	$	(40,005)	$(46,333)	$(58,904)
Net loss per common share - basic and diluted	$(0.26)	$	(0.40)		$(0.49)	$(0.74)	$(1.09)
Weighted average number of common shares outstanding	115,200		98,116		81,731	62,767	54,094

(1)
 Included in the net loss for the years ended December 31, 2009, 2008, 2007 and 2006 were non-cash charges for stock-based compensation for employees in accordance with ASC Topic 718 of $2.7 million, $4.6 million, $5.3 million and $5.5 million, respectively.

Consolidated Balance Sheet Data:
(in thousands)	December 31,
	2009 (As Restated)	2008	2007	2006	2005

Cash and investments	$15,741	$24,792	$53,007	$26,402	$50,908
Working capital (before common stock warrant liability)	176	15,551	43,149	18,999	33,860
Total assets	21,403	32,889	62,744	34,400	56,008
Long-term obligations, less current potion	1,118	12,090	13,494	12,110	3,562
Total stockholder’s equity	$1,296	$10,933	$38,781	$14,322	$34,838

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

 In this Amendment No. 2, we have restated our previously-issued consolidated financial statements and related disclosures for the year ended December 31, 2009 and each of the quarterly consolidated financial statements on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 to reclassify warrants that we issued in May 2009, based on a reassessment of the applicable accounting guidance.

In accordance with our interpretation of applicable accounting guidance contained in Accounting Standards Codification (ASC) Topic 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815) (formerly known as Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”), we have historically accounted for warrants as equity instruments.  Prior to May 2009, we issued warrants in private transactions.  In May 2009, we issued warrants in connection with a registered offering.  To respond to certain comments raised by the Staff of the Securities and Exchange Commission (“SEC”) following its periodic review of our 2009 Annual Report on Form 10-K, the Audit Committee of our Board of Directors (the “Audit Committee”), and our management, with the assistance of  Ernst & Young LLP (“Ernst & Young”), our independent registered public accounting firm, and our outside legal advisors,  reassessed the accounting classification of the May 2009 registered warrants with respect to ASC 815.

The May 2009 warrants provide that, in the event the related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares, the holder  may exercise the warrant on a cashless basis.  However, notwithstanding the availability of cashless exercise, ASC 815, as interpreted, establishes a presumption that, in the absence of express language to the contrary, registered warrants may be subject to net cash settlement, as it is not within our absolute control to provide freely-tradable shares in all circumstances.  After extensive discussion, our management, Ernst & Young, and our outside legal advisors concluded that, although the interpretation and applicability of ASC 815 as it relates to registered warrants is complex and subject to varying interpretations, it should be applied based on a strict reading of the authoritative literature.

Applying such a strict reading, the Audit Committee, together with management and in consultation with Ernst & Young and our outside legal advisors, determined that, notwithstanding the highly-remote and theoretical possibility of net cash settlement, the warrants that we issued in May 2009 in connection with a registered offering should have been recorded as liabilities, measured at fair value on the date of issue, with subsequent changes in the fair values recognized in our quarterly statement of operations.  Accordingly, the Audit Committee also concluded on November 8, 2010 that our previously-filed consolidated financial statements for the year ended December 31, 2009 on Form 10-K; Ernst & Young’s reports on the financial statements and the effectiveness of internal control over financial reporting for the year ended December 31, 2009; each of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009; and all related earnings releases and similar communications that we issued with respect to the foregoing, should no longer be relied upon. As a result, we are amending and restating our previously-filed consolidated financial statements for the year ended December 31, 2009 on Form 10-K.  We do not plan to amend our consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009.

The restatements reflect the reclassification of the warrants from equity to a liability in the following amounts, which represents the fair value of the warrants, as of the issuance dates, calculated using the Black-Scholes option pricing model.

Issuance Date	Number of Warrants Issued	Exercise Price	Expiration of Warrants	Fair Value of Warrants at Issuance Date
				(In thousands)
May 13, 2009	7,000,000	$1.15	May 13, 2014	$3,560

The revaluation of the fair value of warrants at each subsequent balance sheet date results in a change in the carrying value of the liability, which change is recorded as “Change in fair value of common stock warrant liability” in the consolidated statement of operations. The net effect of these changes for year ended December 31, 2009, and for each of the quarterly consolidated financial statements on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 are as follows:

Reporting Period	Income (Loss) Resulting from Change in Fair Value of Common Stock Warrant Liability (In thousands)	Net Effect on Loss Per Share

Annual
Year ended December 31, 2009	$369	$–
Interim (Unaudited)
Quarter ended June 30, 2009	(1,323)	(0.01)
Quarter ended September 30, 2009	(1,662)	(0.01)
Quarter ended December 31, 2009	3,354	0.03

We have not amended our previously-filed Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 to reflect the restatements described in this Amendment No. 2, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Amendment No. 2, all amounts presented from prior periods and prior period comparisons that have been revised are labeled as “restated” and reflect the balances and amounts on a restated basis.

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

The information below has been adjusted solely to reflect the impact of the restatement of our financial results, which is more fully described above and in Note 2 to the consolidated financial statements included in this Amendment No. 2, and to provide in MD&A additional disclosure with respect to research and development expenses, and does not reflect any subsequent information or events occurring after the date of the filing of our Annual Report on Form 10-K or update any disclosure herein to reflect the passage of time since the date of such filings.

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

Warrant accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities.  We classify these derivative warrant liabilities on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance.   We use the Black-Scholes pricing model to value the derivative warrant liability. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”

RESULTS OF OPERATIONS

The net loss for the years ended December 31, 2009, 2008 and 2007 was $29.9 million (or $0.26 per share), $39.1 million (or $0.40 per share), and $40.0 million (or $0.49 per share), respectively.  Included in the net loss for the years ended December 31, 2009, 2008 and 2007 were stock-based compensation expenses of $2.7 million (or $0.02 per share), $4.6 million (or $0.05 per share), and $5.3 million (or $0.06 per share), respectively.  In addition, the net loss for the year ended December 31, 2009 includes $0.4 million of income from warrant obligations in connection with the restatement of our previously reported financial statements.

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

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we track such costs by category rather than by project.  As many of our research and development activities form a foundation for the development of our KL4 surfactant technology platform, they benefit more than a single project.  For that reason, we cannot reasonably estimate the costs or our research and development activities on a project-by-project basis.  We believe that tracking our expenses by category is a more accurate method of accounting for these activities.  Our research and development costs consist primarily of expenses associated with (a) manufacturing development, (b) development operations, and (c) direct pre-clinical and clinical programs.  We also track our research and development expenses by the following categories: (i) salaries and benefits, (ii) contracted services, (iii) rents and utilities, (iv) raw materials and supplies, (v) stock-based compensation and (vi) other.

Research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $19.1 million, $26.6 million and $26.2 million, respectively.  These costs are charged to operations as incurred and are tracked by category, as follows:

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007

Research and Development Expenses:
Manufacturing development	$9,118	$14,165	$11,888
Development operations	7,100	9,113	10,196
Direct pre-clinical and clinical programs	2,859	3,288	4,116
Total Research and Development Expenses (1)	$19,077	$26,566	$26,200

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

Research and Development Projects

A substantial portion of our cumulative losses to date, including approximately $71.8 million in the three-year period ending December 31, 2009, relate to investments in our research and development activities.  Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable.  With every phase of a development project, there are significant unknowns that may significantly impact cost projections and timelines.  As a result of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost, of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty.

Certain of the risks and uncertainties affecting our ability to estimate projections and timelines are discussed in “Item 1– Business – Government Regulation;” and in “Item 1A – Risk Factors– The regulatory approval process for our products is expensive and time-consuming and the outcome is uncertain.  We may not obtain required regulatory approvals for the commercialization of our products;” “– Our research and development activities involve significant risks and uncertainties that are inherent in the clinical development and regulatory approval processes;” “– Our ongoing  clinical trials may be delayed, or fail, which will harm our business,” “– The manufacture of our drug products is a highly exacting and complex process, and if we, our contract manufacturers or any of our materials suppliers encounter problems manufacturing our products or the drug substances used to make our products, this could potentially cause us to delay development or clinical programs or, following approval, product launch, or cause us to experience shortages of products inventories;” as well as elsewhere in our Annual Report on Form 10-K.

Our lead development projects are initially focused on the management of RDS in premature infants and include Surfaxin, Surfaxin LS and Aerosurf.  We believe that these neonatal programs have the potential to greatly improve the management of  RDS and expand the current RDS market worldwide.  All of these potential products are either in regulatory review or clinical or pre-clinical development and none are available for commercial sale.  While we anticipate that we will be in a position to file a complete response with the FDA with respect to Surfaxin for the prevention of RDS in premature infants in the first quarter 2011, which could lead to potential approval of Surfaxin in 2011, there can be no assurance that we will be successful in securing such approval or that, if approved, we will be successful in commercializing Surfaxin and realizing a profit in the foreseeable future.  We are preparing for clinical programs for Surfaxin LS and Aerosurf; however, our ability to move forward will depend upon the success of our efforts to secure appropriate strategic alliances and capital to fund these activities.  Accordingly, we are unable to project when we might implement these programs, the pace of such implementation or the overall anticipated expense that we might incur.

The status of our lead projects and our other pipeline candidates, including the potential timing and milestones for each, is discussed in “Item 1– Business – Surfactant Replacement Therapy for Respiratory Medicine.” See also, “Item 1 – Business – Business Strategy,” and “Item 1A – Risk Factors – We may not successfully develop and market our products, and even if we do, we may not become profitable,”  “– We will require significant additional capital to continue our planned research and development activities and continue to operate as a going concern.  Moreover, such additional financing could result in equity dilution.”

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions in patient populations ranging from premature infants to adults.  After we have completed Phase 2 proof-of-concept studies for each potential indication, if successful, we plan to assess the potential markets for these products and determine whether to seek strategic alliances or collaboration arrangements, or utilize other financial alternatives to fund their further development.  At the present time, however, we continue to conserve our resources, predominantly by curtailing and pacing investments in these pipeline programs.  See, “Item 1 – Business – Business Operations,” and “ – Surfactant Replacement Therapy For Respiratory Medicine.”

Our ability to generate sufficient capital to support our product development activities and, if approved, commercialization plans, depends upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements.  We believe that our ability to successfully enter into meaningful strategic alliances will likely improve with advances, if any, that we are able to make in finalizing our development efforts and filing the Complete Response for Surfaxin, and in our Surfaxin LS and Aerosurf programs leading to initiation of clinical trials.  There can be no assurance, however, that we will be able to secure strategic partners or collaborators to support and provide expert advice to guide our activities, that our research and development projects will be successful, or that we will be able to obtain additional capital to support our activities when needed on acceptable terms, if at all.

Ultimately, if we do not successfully develop and gain marketing approval for our drug product candidates, in the United States or elsewhere, we will not be able to commercialize, or generate any revenues from the sale of, our products and the value of our company and our financial condition and results of operations will be substantially harmed.

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

Change in Fair Value of Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and each subsequent balance sheet date.  Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”

The change in fair value of common stock warrant liability for the year ended December 31, 2009 resulted in income of $0.4 million due primarily to a decrease in the Company’s common stock share price during the period.

Other Income / (Expense)

Other income/(expense), net was ($1.0) million, ($0.7) million and ($0.1) million for the years ended December 31, 2009, 2008 and 2007, respectively, as summarized in the chart below:

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

Other income/(expenses) primarily consists of proceeds from the sale of our Commonwealth of Pennsylvania research and development tax credits of $5,000, $0.1 million, and $0.2 million for the years 2009, 2008 and 2007, respectively.  The decrease in proceeds from the sale of these tax credits is due to more credits being available for sale in 2007 and 2008 as compared to 2009.

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

Our cash flows used in operating activities are a result of our net operating losses adjusted for non-cash items associated with stock-based compensation, fair value adjustment of common stock warrants, depreciation and changes in our accounts payable and accrued liabilities.  See, “– Results of Operations.”  Cash flows from operating activities in 2008 also include $4.5 million received from Chrysalis to support development of our capillary aerosolization technology.

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

As of December 31, 2009, we had two CEFFs available for future financings as follows: the CEFF dated December 12, 2008 (December 2008 CEFF) and the CEFF dated May 22, 2008 (May 2008 CEFF).  A third CEFF entered in April 2006 expired on May 12, 2009 and is no longer available.  The following table sets forth an overview of the “draw down” requirements and availability under each CEFF:

(in millions, except per share data and trading days)		Minimum Price	Minimum	# of Trading Days	Amount per Contract		Potential Availability at December 31, 2009
CEFF	Expiration	to Initiate Draw Down(1)	VWAP for Daily Pricing(2)	In Each Draw Down(2)	Shares	Maximum Proceeds	Shares	Maximum Proceeds

May 2008	June 18, 2011	$1.15	90% of the closing market price on the	8	19.3	$ 60.0	12.8	$ 51.8
Dec. 2008	Feb. 6, 2011	$0.60	day preceding the first day of draw down	6	15.0	$ 25.0	7.1	$ 17.7

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

CEFF Financings

The financings that we completed under the December 2008 CEFF are:

(in thousands, except per share data)
Completion Date	Shares Issued	Gross Proceeds	Discounted Average Price Per Share

April 8, 2009	806	$ 1,000	$ 1.24
May 7, 2009	1,273	1,000	0.79
September 23, 2009	1,793	1,583	0.88
October 13, 2009	1,909	1,800	0.94
October 21, 2009	2,101	1,900	0.90

The financings that we completed under the May 2008 CEFF are:

(in thousands, except per share data)
Completion Date	Shares Issued	Gross Proceeds	Discounted Average Price Per Share

July 11, 2008	1,105	$ 1,563	$ 1.41
July 31, 2008	992	1,500	1.51
October 17, 2008	914	1,313	1.44
November 20, 2008	221	250	1.13
January 2, 2009	479	500	1.04
January 16, 2009	419	438	1.04
February 18, 2009	857	1,000	1.17
March 31, 2009	1,015	1,094	1.08
October 13, 2009	559	606	1.09

The financings that we completed under the now expired 2006 CEFF are:

(in thousands, except per share data)
Completion Date	Shares Issued	Gross Proceeds	Discounted Average Price Per Share

May 29, 2006	1,079	$ 2,188	$ 2.03
October 11, 2006	1,205	2,300	1.91
November 10, 2006	1,372	3,000	2.19
February 22, 2007	943	2,000	2.12
October 12, 2007	1,909	5,000	2.62
September 9, 2008	676	1,250	1.85

Financings Pursuant to Common Stock Offerings

Historically, we have funded, and expect to continue to fund, our business operations through various sources, including financings pursuant to common stock offerings.

2008 Universal Shelf

In June 2008, we filed a universal shelf registration statement on Form S-3 (No. 333-151654) (“2008 Universal Shelf”) with the SEC for the proposed offering from time to time of up to $150 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.

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

In connection with the preparation of this Amendment No. 2, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  In making this evaluation, they considered the material weakness related to the initial classification and subsequent accounting for warrants discussed below.  Solely as a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

In connection with this Amendment No. 2, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  This evaluation identified a material weakness in our internal control regarding our process and procedures related to the initial classification and subsequent accounting of registered warrants as liabilities or equity instruments.  This material weakness in our internal controls resulted in the restatement of our 2009 financial statements.  As a result, management has revised its assessment to conclude that our internal control over financial reporting was not effective as of December 31, 2009, based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

In our report dated March 10, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.  Management has subsequently determined that a deficiency in controls relating to the accounting for registered warrants existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2009.  As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2009.  Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has identified a material weakness in internal controls over the classification of and subsequent accounting for registered warrants.  Specifically, the process and procedures for the classification and subsequent accounting of registered warrants as liabilities or equity instruments were not effective.  This material weakness in internal controls over registered warrants resulted in the restatement of the 2009 financial statements.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Discovery Laboratories, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 10, 2010, except for Note 2, Note 4 and Note 5, as to which the date is November 12, 2010, on those consolidated financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2010, except for
the effects of the material weakness described in the
sixth paragraph above, as to which the date is November 12, 2010

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

DISCOVERY LABORATORIES, INC.

Date: November 12, 2010	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ W. Thomas Amick	W. Thomas Amick Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 12, 2010

/s/ John G. Cooper	John G. Cooper President and Chief Financial Officer	November 12, 2010

/s/ John Tattory	John Tattory Vice President, Finance, and Controller (Principal Accounting Officer)	November 12, 2010

/s/ Antonio Esteve	Antonio Esteve, Ph.D. Director	November 12, 2010

/s/ Max E. Link	Max E. Link, Ph.D. Director	November 12, 2010

/s/ Herbert H. McDade, Jr.	Herbert H. McDade, Jr. Director	November 12, 2010

/s/ Bruce A. Peacock	Bruce A. Peacock Director	November 12, 2010

/s/ Marvin E. Rosenthale	Marvin E. Rosenthale, Ph.D. Director	November 12, 2010

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K/A.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), dated December 9, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 9, 2009.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class B Investor Warrant dated July 7, 2004, issued to Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on July 9, 2004.

4.4	Warrant Agreement, dated as of November 3, 2004, by and between Discovery and QFinance, Inc.	Incorporated by reference to Exhibit 4.1 of Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 9, 2004.

4.5	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.6	Second Amended and Restated Promissory Note, dated as of October 25, 2006, issued to PharmaBio Development Inc. (“PharmaBio”)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.7	Warrant Agreement, dated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

4.8	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

Exhibit No.	Description	Method of Filing

4.9	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.10	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.11	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.12	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.13	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.1+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Discovery’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (File No. 333-19375).

10.2	Registration Rights Agreement, dated June 16, 1998, among Discovery, Johnson & Johnson Development Corporation and The Scripps Research Institute.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on April 9, 1999.

10.3*	Restated 1993 Stock Option Plan of Discovery.	Incorporated by reference to Discovery’s Registration Statement on Form SB-2 (File No. 33-92-886).

10.4*	1995 Stock Option Plan of Discovery.	Incorporated by reference to Discovery’s Registration Statement on Form SB-2 (File No. 33-92-886).

10.5*	Amended and Restated 1998 Stock Incentive Plan of Discovery (amended as of May 13, 2005).	Incorporated by reference to Exhibit 4.1 to Discovery’s Registration Statement on Form S-8, as filed with the SEC on August 23, 2005 (File No. 333-116268).

10.6*	Form of Notice of Grant of Stock Option under the 1998 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the SEC on November 17, 1999.

10.7*	Discovery’s 2007 Long Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007.

Exhibit No.	Description	Method of Filing

10.8*	Form of 2007 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 9, 2007.

10.9*	Form of Stock Issuance Agreement, dated as of October 30, 2007, between the Discovery and the Grantees	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 5, 2007.

10.10+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.11+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.12	Assignment of Lease and Termination and Option Agreement, dated as of December 30, 2005, between Laureate Pharma, Inc. and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

10.13	Common Stock Purchase Agreement, dated April 17, 2006, by and between Discovery and Kingsbridge Capital Limited.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

10.14	Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

10.15*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Robert J. Capetola, Ph.D.	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.16*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert J. Capetola and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008

10.17*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and John G. Cooper.	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.18*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between John G. Cooper and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008

Exhibit No.	Description	Method of Filing

10.19*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and David L. Lopez, Esq., CPA	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.20*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between David L. Lopez and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

10.21*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Robert Segal, M.D.	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.22*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert Segal, M.D., F.A.C.P., and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 15, 2008.

10.23*	Amendment dated December 12, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Robert Segal, M.D., F.A.C.P., and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 18, 2008.

10.24*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and Charles Katzer.	Incorporated by reference to Exhibit 10.31 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007.

10.25*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Charles F. Katzer and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 15, 2008.

10.26*	Amendment dated December 12, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Charles F. Katzer and Discovery Laboratories, Inc.	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 18, 2008.

10.27	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, by and between TR Stone Manor Corp. and Discovery Laboratories, Inc.	Incorporated by reference to Exhibits 10.1 and 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007.

10.28	Credit and Security Agreement, dated as of May 21, 2007, by and between Discovery and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 24, 2007.

Exhibit No.	Description	Method of Filing

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
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.39	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing

10.40	Securities Purchase Agreement dated April 27, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 1.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

21.1	Subsidiaries of Discovery.	Incorporated by reference to Exhibit 21.1 to Discovery’s Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the SEC on March 31, 1998.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	Incorporated by reference to Exhibit 23.1 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 10, 2010.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.1 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 10, 2010.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.2 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 10, 2010.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.3 to Discovery’s Annual Report on Form 10-K/A for the year ended December 31, 2009, as filed with the SEC on April 30, 2010.

31.4	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.4 to Discovery’s Annual Report on Form 10-K/A for the year ended December 31, 2009, as filed with the SEC on April 30, 2010.

31.5	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.6	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.1 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 10, 2010.

Exhibit No.	Description	Method of Filing

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 31.4 to Discovery’s Annual Report on Form 10-K/A for the year ended December 31, 2009, as filed with the SEC on April 30, 2010.

32.3	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has generated negative cash flows from operations since inception and expects such results to continue for the foreseeable future.  In addition, there is uncertainty as to the Company’s ability to raise additional capital sufficient to meet its obligations on a timely basis.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3.  The December 31, 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the 2009 consolidated financial statements have been restated to correct an error related to the accounting for registered warrants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is November 12, 2010, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, PA
March 10, 2010, except for Note 2, Note 4, and
Note 5, as to which the date is November 12, 2010

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2009	2008
	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$15,741	$22,744
Available-for-sale marketable securities	–	2,048
Prepaid expenses and other current assets	233	625
Total current assets	15,974	25,417

Property and equipment, net	4,668	5,965
Restricted cash	400	600
Other assets	361	907
Total assets	$21,403	$32,889

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,294	$2,111
Accrued expenses	3,446	5,313
Common stock warrant liability	3,191	-
Loan payable, including accrued interest	10,461	–
Equipment loan, current portion	597	2,442
Total current liabilities	18,989	9,866

Loan payable, including accrued interest	–	10,128
Equipment loan, non-current portion	428	1,092
Other liabilities	690	870
Total liabilities	20,107	21,956

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 380,000 and 180,000 shares authorized; 126,689 and 101,588 shares issued, 126,376 and 101,275 shares outstanding at December 31, 2009 and December 31, 2008, respectively	127	102
Additional paid-in capital	361,503	341,293
Accumulated deficit	(357,280)	(327,409)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Accumulated other comprehensive income	–	1
Total stockholders’ equity	1,296	10,933
Total liabilities & stockholders’ equity	$21,403	$32,889

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,

	2009	2008	2007
	(As Restated)
Revenue from collaborative arrangement and grants:	$–	$4,600	$–
Expenses:
Research & development	19,077	26,566	26,200
General & administrative	10,120	16,428	13,747
Total expenses	29,197	42,994	39,947
Operating loss	(29,197)	(38,394)	(39,947)

Change in fair value of common stock warrant liability	369	-	-

Other income / (expense):
Interest and other income	39	902	2,029
Interest and other expense	(1,082)	(1,614)	(2,087)
Other income / (expense), net	(1,043)	(712)	(58)

Net loss	$(29,871)	$(39,106)	$(40,005)

Net loss per common share - basic and diluted	$(0.26)	$(0.40)	$(0.49)
Weighted average number of common shares outstanding - basic and diluted	115,200	98,116	81,731

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For Years Ended December 31, 2009, 2008 and 2007

				Unearned				Accumulated
(In thousands)			Additional	Portion of				Other Com-
	Common Stock		Paid-in	Compensatory	Accumulated	Treasury Stock		prehensive
	Shares	Amount	Capital	Stock Options	Deficit	Shares	Amount	Income/(Loss)	Total
			(As Restated)		(As Restated)				(As Restated)
Balance – January 1, 2007	69,871	$70	$265,604	$–	$(248,298)	(313)	$(3,054)	$–	$14,322
Comprehensive loss:
Net loss	–	–	–	–	(40,005)	–	–	–	(40,005)
Other comprehensive loss – unrealized gains on investments	–	–	–	–	–	–	–	42	42
Total comprehensive loss	–	–	–	–	–	–	–	–	(39,963)
Issuance of common stock, stock option exercises	62	–	106	–	–	–	–	–	106
Issuance of common stock, 401(k) employer match	118	–	294	–	–	–	–	–	294
Issuance of common stock, April 2007 financing	14,050	14	28,131	–	–	–	–	–	28,145
Issuance of common stock, December 2007 financing	10,000	10	23,550	–	–	–	–	–	23,560
Issuance of common stock, CEFF financings	2,852	3	6,997	–	–	–	–	–	7,000
Stock–based compensation expense	–	–	5,317	–	–	–	–	–	5,317
Balance – December 31, 2007	96,953	$97	$329,999	$–	$(288,303)	(313)	$(3,054)	$42	$38,781
Comprehensive loss:
Net loss	–	–	–	–	(39,106)	–	–	–	(39,106)
Other comprehensive loss – unrealized gains on investments	–	–	–	–	–	–	–	(41)	(41)
Total comprehensive loss	–	–	–	–	–	–	–	–	(39,147)
Issuance of common stock, stock option exercises	18	–	21	–	–	–	–	–	21
Issuance of common stock, 401(k) employer match	231	–	380	–	–	–	–	–	380
Issuance of common stock, CEFF financings	4,387	5	6,266	–	–	–	–	–	6,271
Stock-based compensation expense	–	–	4,627	–	–	–	–	–	4,627
Balance – December 31, 2008	101,589	$102	$341,293	$–	$(327,409)	(313)	$(3,054)	$1	$10,933
Comprehensive loss:
Net loss	–	–	–	–	(29,871)	–	–	–	(29,871)
Other comprehensive loss – unrealized gains on investments	–	–	–	–	–	–	–	(1)	(1)
Total comprehensive loss	–	–	–	–	–	–	–	–	(29,872)
Issuance of common stock, restricted stock awards	21	–	–	–	–	–	–	–	–
Issuance of common stock, 401(k) employer match	347	–	290	–	–	–	–	–	290
Issuance of common stock, May 2009 financing	14,000	14	6,891	–	–	–	–	–	6,905
Issuance of common stock, CEFF financings	10,732	11	10,346	–	–	–	–	–	10,357
Stock-based compensation expense	–	–	2,683	–	–	–	–	–	2,683
Balance – December 31, 2009	126,689	$127	$361,503	$–	$(357,280)	(313)	$(3,054)	$–	$1,296

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,

	2009	2008	2007
	(As Restated)
Cash flow from operating activities:
Net loss	$(29,871)	$(39,106)	$(40,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,992	2,215	2,062
Stock–based compensation and 401(k) match	2,973	5,007	5,613
Fair value adjustment of common stock warrants	(369)
Loss on disposal of property and equipment	–	110	18
Changes in:
Prepaid expenses and other current assets	392	(56)	(89)
Accounts payable	(817)	1,353	(871)
Accrued expenses	(1,867)	(1,773)	2,762
Other assets	(1)	3	35
Other liabilities and accrued interest on loan payable	153	495	1,080
Net cash used in operating activities	(27,415)	(31,752)	(29,395)

Cash flow from investing activities:
Purchase of property and equipment	(147)	(632)	(3,765)
Restricted cash	200	-	-
Purchase of marketable securities	–	(25,765)	(38,355)
Proceeds from sale or maturity of marketable securities	2,047	39,754	22,319
Net cash provided by / (used in) investing activities	2,100	13,357	(19,801)

Cash flow from financing activities:
Proceeds from issuance of securities, net of expenses	20,820	6,292	58,809
Proceeds from equipment loans	–	896	2,862
Principal payments under equipment loan obligations	(2,508)	(2,978)	(1,948)
Net cash provided by financing activities	18,312	4,210	59,723
Net (decrease) / increase in cash and cash equivalents	(7,003)	(14,185)	10,527
Cash and cash equivalents – beginning of year	22,744	36,929	26,402
Cash and cash equivalents – end of year	$15,741	$22,744	$36,929

Supplementary disclosure of cash flows information:
Interest paid	$208	$529	$676
Non-cash transactions:
Unrealized gain / (loss) on marketable securities	(1)	(41)	42
Exchange of equipment loan obligation	–	–	3,968

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Restatement of Historical Financial Statements

The accompanying Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statement of Operations, Equity, and Cash Flows for the year ended December 31, 2009, have been restated in this report to reclassify certain warrants based on a reassessment of the applicable accounting guidance, as  discussed in Note 2.

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

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

Note 2 – Restatement of Financial Statements

We have restated our previously issued consolidated financial statements and related disclosures for the year ended December 31, 2009 to correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

We have historically accounted for warrants, which prior to May 2009 were issued in private transactions, as equity instruments.  Certain warrants issued in registered transactions in May 2009 generally provide that, in the event the related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares, the holder may exercise the warrant on a cashless basis.   However, notwithstanding the availability of cashless exercise, generally accepted accounting principles establishes that, in the absence of express agreement of the parties to the contrary, registered warrants may be subject to net cash settlement, as it is not within the absolute control of the issuer to provide freely-tradable shares in all circumstances.  The applicable accounting principles expressly do not allow for an evaluation of the likelihood that an event would trigger cash settlement.

The accompanying 2009 financial statements have been restated to report the warrants issued in May 2009 as derivative liabilities measured at estimated fair value, calculated using the Black-Scholes option pricing model:

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Issuance Date	Number of Warrants Issued	Exercise Price	Expiration of Warrants	Fair Value of Warrants at Issuance Date
				(In thousands)
May 13, 2009	7,000,000	$1.15	May 13, 2014	$3,560

The revaluation of the fair value of warrants at each subsequent balance sheet date results in a change in the carrying value of the liability, which is recorded as “Change in fair value of common stock warrant liability” in the consolidated statement of operations. The net effect of these changes for the year ended December 31, 2009, and for each of the quarterly consolidated financial statements for the periods ended June 30, 2009 and September 30, 2009 are as follows:

Reporting Period	Income (Loss) Resulting from Change in Fair Value of Common Stock Warrant Liability (In thousands)	Net Effect on Loss Per Share

Annual
Year ended December 31, 2009	$369	$–
Interim (Unaudited)
Quarter ended June 30, 2009	(1,323)	(0.01)
Quarter ended September 30, 2009	(1,662)	(0.01)
Quarter ended December 31, 2009	3,354	0.03

We have not amended our previously-filed Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 to correct these misstatements, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon.

The following tables summarize the effects of the restatement on each affected caption in the accompanying financial statements as of and for the year ended December 31, 2009:

Consolidated Balance Sheet	December 31, 2009	December 31, 2009
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$--	$3,191
Total Current Liabilities	15,798	18,989

Total Liabilities	16,916	20,107

Stockholders’ Equity:
Additional paid-in-capital	365,063	361,503
Accumulated deficit	(357,649)	(357,280)
Total stockholders’ equity	4,487	1,296

Consolidated Statement of Operations	Year Ended December 31, 2009	Year Ended December 31, 2009
(in thousands)	(As previously reported)	(As restated)

Change in fair value of common stock warrant liability	$—	$369

Net Loss	(30,240)	(29,871)
Loss Per Share	(0.26)	(0.26)

Consolidated Statement of Cash Flows	Year Ended December 31, 2009	Year Ended December 31, 2009
(in thousands)	(As previously reported)	(As restated)

Net Loss	$(30,240)	$(29,871)

Fair value adjustment of common stock warrants	--	(369)

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Note 3 –  Liquidity Risks and Management’s Plans

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Note 4 –  Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

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

Warrant accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  In compliance with applicable securities law, registered common stock warrants that require the issuance of registered shares upon exercise and do not sufficiently preclude an implied right to cash settlement are accounted for as derivative liabilities.  We classify these derivative warrant liabilities on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance.  We use the Black-Scholes pricing model to value the derivative warrant liability. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Comprehensive Loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the years ended December 31, 2009, 2008 and 2007 are as follows:

(in thousands)	December 31,
	2009	2008	2007
	(As Restated)
Net loss	$(29,871)	$(39,106)	$(40,005)
Change in unrealized (losses)/gains on marketable securities	(1)	(41)	42
Comprehensive loss	$(29,872)	$(39,147)	$(39,963)

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

Note 5 –  Fair Value Measurements

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below as of December 31, 2009:

	Fair Value	Fair value measurement using
(in thousands)	December 31, 2009	Level 1		Level 2	Level 3

Assets:
Money markets (1)	$14,690		$14,690	$–	$–
Certificate of deposit	600		600	–	–
Total Assets	$15,290		$15,290	$–	$–
Liabilities
Common stock warrant liability	$3,191	$	$ –	$–	$3,191
(1) Dreyfus Treasury & Agency Cash Management Fund.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended December 31, 2009:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2008	$-
Issuance of common stock warrants	3,560
Change in fair value of common stock warrant liability	(369)
Balance at December 31, 2009	$3,191

Note 6 –  Marketable Securities

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

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

Note 7 –  Restricted Cash

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

Note 8 – Property and Equipment

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

Note 9 – Accrued Expenses

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

Note 10 Debt

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

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

Note 11 – Stockholders’ Equity

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

DISCOVERY LABORATORIES, INC.  AND SUBSIDIARY

As of December 31, 2009, we had two CEFFs available for future financings as follows: the CEFF dated December 12, 2008 (December 2008 CEFF) and the CEFF dated May 22, 2008 (May 2008 CEFF).  A third CEFF entered in April 2006 expired on May 12, 2009 and is no longer available.  The following table sets forth an overview of the “draw down” requirements and availability under each CEFF:

(in millions, except per share data and trading days)		Minimum Price to Initiate	Minimum VWAP for	# of Trading Days In Each	Amount per Contract		Potential Availability at December 31, 2009
	Expiration	Draw Down(1)	Daily Pricing(2)	Draw Down(2)	Shares	Maximum Proceeds	Shares	Maximum Proceeds

May 2008 CEFF	June 18, 2011	$1.15	90% of the closing market price on the	8	19.3	$60.0	12.8	$51.8
Dec. 2008 CEFF	Feb. 6, 2011	$0.60	day preceding the first day of draw down	6	15.0	$25.0	7.1	$17.7

(1)
To initiate a draw down, the closing price of our common stock on the trading day immediately preceding the firsttrading day of the draw down period must be at least equal to the minimum price set forth above.

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

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

Universal Shelf Registration Statements

2008 Universal Shelf

In June 2008, we filed a universal shelf registration statement on Form S-3 (No. 333-151654) (“2008 Universal Shelf”) with the SEC for the proposed offering from time to time of up to $150 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time. As of December 31, 2009 and March 1, 2010, respectively, up to $138.7 million and $122.2 million of our securities are potentially available for issuance pursuant to the 2009 Universal Shelf. See, Registered Public Offering and Private Placements in this Note for offerings made pursuant to the 2008 Universal Shelf.

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

Note 12 –  Stock Options and Stock-based Employee Compensation

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

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

A summary of option activity under the 2007 Plan and 1998 Plan as of December 31, 2009 and changes during the periods ended December 31, 2007, 2008 and 2009, respectively, is presented below:

(in thousands, except for weighted-average data) Stock Options	Price Per Share	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Yrs)

Outstanding at December 31, 2006	$0.19 – $10.60	10,690	$4.89
Granted	2.08 – 3.58	3,907	2.94
Exercised	0.19 – 2.46	(61)	1.72
Forfeited or expired	0.19 – 9.80	(606)	5.07
Outstanding at December 31, 2007	$0.19 – $10.60	13,930	$4.35

Granted	1.21 – 2.90	3,950	1.78
Exercised	0.32 – 1.62	(18)	1.21
Forfeited or expired	0.19 – 10.60	(650)	5.17
Outstanding at December 31, 2008	$0.81 – $10.43	17,212	$3.72

Granted	0.49 – 1.18	297	0.78
Exercised	—	—	—
Forfeited or expired	0.81 – 9.17	(1,523)	2.63
Outstanding at December 31, 2009	$0.49 – $10.43	15,986	$3.76	6.1

Exercisable at December 31, 2009	$1.15 – $10.43	13,608	$4.09	5.7

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

A summary of the status of our nonvested shares issuable upon exercise of outstanding options and changes during 2009 is presented below:

(shares in thousands)	Option Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2008	6,607	$1.40
Granted	297.56
Vested	(3,636)	1.55
Forfeited	(891)	1.33
Non-vested at December 31, 2009	2,377	$1.11

The following table provides detail with regard to options outstanding, vested and exercisable at December 31, 2009:

(shares in thousands)	Outstanding			Vested and Exercisable
Price per share	Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life	Shares	Weighted- Average Price per Share	Weighted- Average Remaining Contractual Life
$0.49 – $2.00	4,148	$1.63	7.86 Years	2,404	$1.69	7.23 years
$2.01 – $4.00	7,463	$2.66	6.41 Years	6,829	$2.65	6.44 years
$4.01 – $6.00	657	$4.75	0.88 Years	657	$4.75	0.88 years
$6.01 – $8.00	1,350	$6.87	5.26 Years	1,350	$6.87	5.26 years
$8.01 – $10.00	2,343	$8.93	4.24 Years	2,343	$8.93	4.24 years
$10.01 – $10.43	25	$10.43	4.22 Years	25	$10.43	4.22 years
	15,986			13,608

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

Note 13 – Corporate Partnership, Licensing and Research Funding Agreements

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

Note 14 – Commercial Strategy and Cost Containment Measures

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

Note 15 – Commitments

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

Note 16 – Litigation

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

Note 17 – Income Taxes

Since our inception, we have never recorded a provision or benefit for Federal and state income taxes.

The reconciliation of the income tax benefit computed at the Federal statutory rates to our recorded tax benefit for the years ended December 31, 2009, 2008 and 2007 is as follows:

(in thousands)	December 31,
	2009	2008	2007
	(As Restated)
Income tax benefit, statutory rates	$10,156	$13,296	$13,601
State taxes on income, net of Federal benefit	423	2,102	2,363
Research and development tax credit	756	1,026	960
Employee Related	(1,471)	(1,306)	(1,118)
Other	107	(32)	(24)
Income tax benefit	9,971	15,086	15,782
Valuation allowance	(9,971)	(15,086)	(15,782)
Income tax benefit	$–	$–	$–

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

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

At December 31, 2009, we had available carryforward Federal and state net operating losses of $1.8 million and $16,000, respectively, related to stock based compensation. Additionally, at December 31, 2008 and 2007, we had available carryforward losses of approximately $271.1 million and $250.2 million, respectively, for state tax purposes. Of the $271.1 state tax carryforward losses, $246.7 million is associated with the state of Pennsylvania, with the remainder associated with New Jersey, California and Florida.

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

Note 18 – Selected Quarterly Financial Data (Unaudited)

The following table contains unaudited statement of operations information for each quarter of 2009 and 2008.  The operating results for any quarter are not necessarily indicative of results for any future period.  The quarterly financial information as of and for the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 have been restated to give effect to the matter discussed in Note 2.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

2009 Quarters Ended:
(in thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31	Total Year
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$–	$–	$–	$–	$–
Expenses:
Research and development	5,607	5,052	4,530	3,888	19,077
General and administrative	3,096	2,592	2,417	2,015	10,120
Total expenses	8,703	7,644	6,947	5,903	29,197
Operating loss	(8,703)	(7,644)	(6,947)	(5,903)	(29,197)

Change in fair value of common stock warrant liability	-	(1,323)	(1,662)	3,354	369
Other expense, net	(297)	(264)	(244)	(238)	(1,043)
Net loss	$(9,000)	$(9,231)	$(8,853)	$(2,787)	$(29,871)
Net loss per common share - basic and diluted	$(0.09)	$(0.08)	$(0.07)	$(0.02)	$(0.26)
Weighted average number of common shares outstanding	102,093	112,712	119,993	125,638	115,200

2009 Quarters Ended:
(in thousands)	Mar. 31	June 30	Sept. 30	Dec. 31
		(As Restated)	(As Restated)	(As Restated)
Total Assets	$26,271	$29,940	$23,809	$21,403

Current Liabilities	$8,844	$22,437	$23,488	$18,989

Total Liabilities	$20,832	$23,864	$24,730	$20,107

Stockholders’ Equity	$5,439	$6,076	$(921)	$1,296

2008 Quarters Ended:
(in thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31	Total Year
Revenues	$2,050	$2,500	$50	$–	$4,600
Expenses:
Research and development	7,232	7,439	6,724	5,170	26,566
General and administrative	4,505	5,076	3,726	3,121	16,428
Total expenses	11,737	12,515	10,450	8,291	42,994
Operating loss	(9,687)	(10,015)	(10,400)	(8,291)	(38,394)
Other expense, net	(27)	(200)	(239)	(246)	(712)
Net loss	$(9,714)	$(10,215)	$(10,639)	$(8,537)	$(39,106)
Net loss per common share - basic and diluted	$(0.10)	$(0.11)	$(0.11)	$(0.08)	$(0.40)
Weighted average number of common shares outstanding	96,649	96,691	98,619	100,474	98,116

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY

Note 19 – Subsequent Events

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