Form 10-Q/A
period 2010-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2010-11-15
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

As of November 12, 2010, 206,652,815  shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (“Quarterly Report on Form 10-Q”), which was filed with the Securities and Exchange Commission on May 10, 2010, to: (i) amend Item  1 – “Financial Statements” to restate our financial statements for the quarter ended March 31, 2010 to reflect the reclassification of certain warrants from equity to liabilities, as discussed below, (ii) to make corresponding amendments to the following sections Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”): Results of Operations (first sentence, “Change in Fair Value of Common Stock Warrant Liability,”) and Liquidity and Capital Resources – Cash Flows – Cash Flows Used in Operating Activities, (iii) to amend Item 4 – “Controls and Procedures” to reflect a reassessment of  our disclosure controls and procedures, and internal control over financial reporting, as of March 31, 2010 in light of the restatement of our financial statements for the quarter ended March 31, 2010, and (iv) to amend Part II – Item 1A – “Risk Factors” to add to the risk factors previously provided in our Quarterly Report on Form 10-Q additional risk factors related to the restatement of our financial statements.

Other than the foregoing, and the new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”), our Quarterly Report on Form 10-Q is not being amended or updated in any respect.  This Amendment No. 1 continues to describe the conditions as of the date of the Quarterly Report on Form 10-Q, and, except as contained herein, we have not modified or updated the disclosures contained in the Quarterly Report on Form 10-Q.  This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on Form 10-Q, including any amendment to those filings.

As reported on our Current Report on Form 8-K filed on November 9, 2010, the Audit Committee of our Board of Directors concluded that the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, should be restated to  reclassify certain warrants that we issued in May 2009 and February 2010 as liabilities based on a reassessment of the applicable accounting guidance.  See Note 2 to our consolidated financial statements.

Table of Contents

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	CONSOLIDATED BALANCE SHEETS
	As of March 31, 2010 (unaudited) and December 31, 2009	1

	CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended March 31, 2010 and 2009	2

	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended March 31, 2010 and 2009	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

	Signatures	29

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act.  The forward-looking statements include all matters that are not historical facts.  Forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Risk Factors” and “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K, as amended, and in our periodic reports on Forms 8-K and Form 10-Q, as amended, and elsewhere in this Amendment No. 1.

Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2010 (Unaudited)	2009
	(As Restated)	(As Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$24,172	$15,741
Prepaid expenses and other current assets	270	233
Total Current Assets	24,442	15,974
Property and equipment, net	4,444	4,668
Restricted cash	400	400
Other assets	223	361
Total Assets	$29,509	$21,403

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,147	$1,294
Accrued expenses	3,531	3,446
Common stock warrant liability	7,662	3,191
Loan payable, including accrued interest	10,545	10,461
Equipment loans and capitalized leases, current portion	472	597
Total Current Liabilities	23,357	18,989

Equipment loans and capitalized leases, non-current portion	405	428
Other liabilities	673	690
Total Liabilities	24,435	20,107

Stockholders’ Equity:

Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 380,000 shares authorized; 154,325 and 126,689 shares issued, 154,012 and 126,376 shares outstanding	154	127
Additional paid-in capital	371,313	361,503
Accumulated deficit	(363,339)	(357,280)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Total Stockholders’ Equity	5,074	1,296
Total Liabilities & Stockholders’ Equity	$29,509	$21,403

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(As Restated)
Revenue	$–	$–
Expenses:
Research and development	4,133	5,607
General and administrative	2,932	3,096
Total expenses	7,065	8,703
Operating loss	(7,065)	(8,703)
Change in fair value of common stock liability	1,230	-
Other income / (expense):
Interest and other income	19	5
Interest and other expense	(242)	(302)
Other income / (expense), net	(223)	(297)
Net loss	$(6,058)	$(9,000)
Net loss per common share – Basic and diluted	$(0.04)	$(0.09)
Weighted average number of common shares outstanding – basic and diluted	137,699	102,093

See notes to consolidated financial statements

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(As Restated)
Cash flows from operating activities:
Net loss	$(6,058)	$(9,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482	516
Stock-based compensation and 401(k) match	455	976
Fair value adjustment of common stock warrants	(1,230)
Gain on sale of equipment	(16)	–
Changes in:
Prepaid expenses and other current assets	(37)	287
Accounts payable	(147)	(230)
Accrued expenses	85	(160)
Other assets	1	1
Other liabilities and accrued interest on loan payable	67	92
Net cash used in operating activities	(6,398)	(7,518)

Cash flows from investing activities:
Purchase of property and equipment	(57)	(53)
Restricted cash	–	200
Proceeds from sales or maturity of marketable securities	–	2,047

Net cash used in investing activities	(57)	2,194

Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	15,082	2,531
Principal payments under equipment loan and capital lease obligations	(196)	(826)

Net cash provided by financing activities	14,886	1,705

Net increase / (decrease) in cash and cash equivalents	8,431	(3,619)

Cash and cash equivalents – beginning of period	15,741	22,744

Cash and cash equivalents – end of period	$24,172	$19,125

Supplementary disclosure of cash flows information:
Interest paid	$21	$84
Non-cash transactions:
Unrealized loss on marketable securities	–	(1)
Equipment acquired through capitalized lease	48	–

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

Restatement of Historical Financial Statements

The accompanying Consolidated Balance Sheet as of March 31, 2010 and the Consolidated Statement of Operations and Cash Flows for the quarter ended March 31, 2010, have been restated in this report to reclassify certain warrants based on a reassessment of the applicable accounting guidance, as discussed in Note 2

Note 1 – The Company and Basis of Presentation

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

Note 2 – Restatement of Financial Statements

 In this Amendment No. 1, we have restated our previously issued consolidated financial statements and related disclosures for the quarter ended March 31, 2010, to correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

We have historically accounted for warrants, which prior to May 2009 were issued in private transactions, as equity instruments.  Certain warrants issued in registered transactions in May 2009 and February 2010 generally provide that, in the event the related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares, the holder may exercise the warrant on a cashless basis.   However, notwithstanding the availability of cashless exercise, generally accepted accounting principles establishes that, in the absence of express agreement of the parties to the contrary, registered warrants may be subject to net cash settlement, as it is not within the absolute control of the issuer to provide freely-tradable shares in all circumstances.  The applicable accounting principles expressly do not allow for an evaluation of the likelihood that an event would trigger cash settlement.

The accompanying quarterly financial statements have been restated to report the warrants issued in May 2009 and February 2010 as derivative liabilities measured at estimated fair value, calculated using the Black-Scholes option pricing model:

Issuance Date	Number of Warrants Issued	Exercise Price	Expiration of Warrants	Fair Value of Warrants at Issuance Date
				(In thousands)
May 13, 2009	7,000,000	$1.15	May 13, 2014	$3,360
February 23, 2010	13,750,000	$0.85	February 23, 2015	$5,701

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010:

Consolidated Balance Sheet	March 31, 2010	March 31, 2010
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$--	$7,662
Total Current Liabilities	15,695	23,357

Total Liabilities	16,773	24,435

Stockholders’ Equity:
Additional paid-in-capital	380,573	371,313
Accumulated deficit	(364,937)	(363,339)
Total Stockholders’ equity	12,736	5,074

Consolidated Statement of Operations	Quarter Ended March 31, 2010	Quarter Ended March 31, 2010
(in thousands)	(As previously reported)	(As restated)

Change in fair value of common stock warrant liability	$—	$1,230

Net Loss	(7,288)	(6,058)

Loss per share	$(0.05)	$(0.04)

Consolidated Statement of Cash Flows	Quarter Ended March 31, 2010	Quarter Ended March 31, 2010
(in thousands)	(As previously reported)	(As restated)

Net Loss	$(7,288)	$(6,058)

Fair value adjustment of common stock warrants	--	(1,230)

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

As of March 31, 2010, we had cash and cash equivalents of $24.2 million, which includes net proceeds of $15.1 million ($16.5 million gross) from a public offering that we completed in February 2010.  As of May 7, 2010, neither the May 2008 CEFF nor the December 2008 CEFF was available to us because the closing market price of our common stock ($0.47) was below the minimum price required ($1.15 and $0.60, respectively) to utilize the facility.  If and when the CEFFs become available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $69.5 million.  See, Note 5 – Stockholders’ Equity, for details about our CEFFs.

As of March 31, 2010, our $10.5 million loan with PharmaBio Development Inc (PharmaBio), the former strategic investment subsidiary of Quintiles Transnational Corp. (Quintiles), was classified as a current liability payable on April 30, 2010.  On April 28, 2010, we completed a restructuring of the loan ($10.6M at the time of restructuring) pursuant to a Payment Agreement and Loan Amendment dated April 27, 2010 (PharmaBio Agreement) that provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, (b) a maturity date extension for the remaining $4 million principal amount under the loan, $2 million of which now will be due and payable on July 30, 2010 and the remaining $2 million of which will be due and payable on September 30, 2010, and (c) so long as we timely make each of the remaining principal payments on or before their respective due dates, no further interest will accrue on the outstanding principal amount.  In addition, we agreed to maintain (i) at least $10 million in cash and cash equivalents until payment of the first $2 million installment is made on or before July 30, 2010, and (ii) at least $8 million in cash and cash equivalents until the payment of the second $2 million installment on or before September 30, 2010, after which the PharmaBio loan will be paid in full.  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities. See, Note 9 – Subsequent Events.

The PharmaBio Agreement also provides that we and PharmaBio will negotiate in good faith to potentially enter into a strategic arrangement under which PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the possible research and development, and commercialization of two of our drug product candidates, Surfaxin LS and Aerosurf, for the prevention and treatment of RDS in premature infants.  However, neither party is obligated to enter into any such arrangement except to the extent that the parties, in their individual and sole discretion, enter into definitive documents with respect thereto.  Accordingly, there can be no assurances that any such arrangement will be completed.  See, Note 9 – Subsequent Events.

Also on April 27, 2010, we entered into a Securities Purchase Agreement pursuant to which PharmaBio agreed to purchase 4,052,312  shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net).  The shares of common stock and warrants were sold as units, with each unit consisting of (a) one share of common stock, and (b) one-half of a warrant to purchase a share of common stock, at an offering price of $0.5429 per unit.  The warrants generally will be exercisable beginning 181 days after the date of issuance for a period of five years from the original date of issuance at an exercise price of $0.7058 per share.  See, Note 5 – Stockholders’ Equity, and Note 9 – Subsequent Events.

Note 4 – Accounting Policies and Recent Accounting Pronouncements

Accounting policies

There have been no changes to our critical accounting policies since December 31, 2009.  For more information on critical accounting policies, see, Note 4 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to the consolidated financial statements included in our 2009 Annual Report on Form 10-K, as amended.  Readers are encouraged to review those disclosures in conjunction with the review of our Quarterly Report on Form 10-Q and this Amendment No. 1.

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

Comprehensive loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three months ended March 31, 2010 and 2009 are as follows:

	For the three months ended
(in thousands)	March 31,
	2010	2009
	(As restated)

Net loss	$(6,058)	$(9,000)
Change in unrealized gains/(losses) on marketable securities	–	(1)
Comprehensive loss	$(6,058)	$(9,001)

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

Note 5 – Stockholders’ Equity

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

Common Stock Offering with PharmaBio Development Inc.

On April 27, 2010, we entered into a Securities Purchase Agreement with PharmaBio, as the sole purchaser, related to an offering of 4,052,312 shares of common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold as units, with each unit consisting of one share of common stock and one half of a warrant to purchase a share of common stock, at an offering price of $0.5429 per unit, representing  the greater of (a) the volume-weighted average sale price (“VWAP”) per share of the common stock on The Nasdaq Global Market for the 20 trading days ending on April 27, 2010 and (b) the last reported closing price of $0.5205 per share of the common stock on The Nasdaq Global Market on such date.  The offering resulted in gross proceeds to us of $2.2 million ($2.1 million net).  This offering was made pursuant to a prospectus supplement dated April 28, 2010 to the prospectus dated June 18, 2008 included in our 2008 Shelf  Registration Statement.  The warrants expire in April 2015 and generally will be exercisable beginning 181 days after the date of issuance, subject to an aggregate beneficial ownership limitation of 9.9%, at a price per share of $0.7058, which represents a 30% premium to the VWAP for the 20 trading days ending on April 27, 2010.  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not available for the resale of the warrant shares, the holder may exercise on a cashless basis.  See also, Note 9 – Subsequent Events.

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

Note 6 – Fair Value of Financial Instruments

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below as of March 31, 2010:

	Fair Value	Fair value measurement using
(in thousands)	March 31, 2010	Level 1	Level 2	Level 3

Assets:
Money markets (1)	$21,890	$21,890	$–	$–
Certificate of deposit	400	400	–	–
Total Assets	$22,290	$22,290	$–	$–
Liabilities
Common stock warrant liability	$7,662	$–	$–	$7,662

(1) Dreyfus Treasury & Agency Cash Management Fund.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended March 31, 2010:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2009	$3,191
Issuance of common stock warrants	5,701
Change in fair value of common stock warrant liability	(1,230)
Balance at March 31, 2010	$7,662

Note 7 – Stock Options and Stock-Based Employee Compensation

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

	March 31,	March 31,
	2010	2009

Expected volatility	99%	81%
Expected term	4.7 years	4.6 years
Risk-free interest rate	1.7%	2.1%
Expected dividends	–	–

The total employee stock-based compensation for the three months ended March 31, 2010 and 2009 was as follows:

(in thousands)	Three Months Ended
	March 31,
	2010	2009
Research & Development	$166	$209
General & Administrative	232	670
Total	$398	$879

As of March 31, 2010, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 1998 Stock Incentive Plan (1998 Plan) and the 2007 Long-Term Incentive Plan (2007 Plan).  That cost is expected to be recognized over a weighted-average vesting period of 1.1 years.

Note 8 – Contractual Obligations and Commitments

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

Note 9– Subsequent Events

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

See Also, Note 3 – Liquidity Risks and Management’s Plans, and Note 5 – Stockholders’ Equity – Common Stock Offering with PharmaBio Development Inc.  The full text of the PharmaBio Agreement, the Warrant and the Securities Purchase Agreement is attached as exhibits to our Current Report on Form 8-K that we filed with the SEC on April 28, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is provided as a supplement to the accompanying interim unaudited consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.  This item should be read in connection with our accompanying interim unaudited consolidated financial statements (including the notes thereto) appearing elsewhere herein.

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously-issued consolidated financial statements and related disclosures for the quarter ended March 31, 2010 to reclassify warrants that we issued in February 2010, based on a reassessment of the applicable accounting guidance.  We are also making corresponding amendments to the following sections of MD&A: Results of Operations (first sentence, “Change in Fair Value of Common Stock Warrant Liability,”) and Liquidity and Capital Resources – Cash Flows – Cash Flows Used in Operating Activities.

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

As of March 31, 2010, we had cash and cash equivalents of $24.2 million, which includes net proceeds of $15.1 million ($16.5 million gross) from a public offering that we completed in February 2010.  Currently, under our two CEFFs, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $69.5 million.  However, as of May 7, 2010, neither the May 2008 CEFF nor the December 2008 CEFF was available because the market price of our common stock price was below the minimum price required ($1.15 and $0.60, respectively) to utilize the CEFFs.  See, Note 5 – Stockholders’ Equity, for details about our CEFFs.

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

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2010 and 2009 was $6.1 million (or $0.04 per share) and $9.0 million (or $0.09 per share), respectively.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 and 2009 were $4.1 million and $5.6 million, respectively.  These costs are charged to operations as incurred and are tracked by category, as follows:

( in thousands)	Three Months Ended March 31,
Research and Development Expenses:	2010	2009

Manufacturing development	$2,437	$3,126
Development operations	1,241	1,752
Direct preclinical and clinical programs	455	729
Total Research & Development Expenses (1)	$4,133	$5,607

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

Change in Fair Value of Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 - “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and each subsequent balance sheet date. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”

The change in the fair value of common stock warrant liability for the three months ended March 31, 2010 resulted in income of $1.2 million due primarily to a decrease in the Company’s common stock share price during the period.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2010 and 2009 were $(0.2) million and $(0.3) million, respectively.

(Dollars in thousands)	Three months ended
	March 31,
	2010	2009

Interest income	$3	$5
Interest expense	(242)	(302)
Realized gain on sale of equipment	16	–
Other income / (expense), net	$(223)	$(297)

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

As of March 31, 2010, we had cash and cash equivalents of $24.2 million, which includes net proceeds of $15.1 million ($16.5 million gross) from a public offering that we completed in February 2010.  As of May 7, 2010, neither the May 2008 CEFF nor the December 2008 CEFF was available to us because the closing market price of our common stock ($0.47) was below the minimum price required ($1.15 and $0.60, respectively) to utilize the facility.  If and when the CEFFs become available, we may potentially raise (subject to certain conditions, including minimum stock price and volume limitations) up to an aggregate of $69.5 million.  See, Note 5 – Stockholders’ Equity, for details about our CEFFs.

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

Our cash flows used in operating activities are a result of our net operating losses adjusted for non-cash items associated with stock-based compensation, fair value adjustment of common stock warrants, depreciation and changes in our accounts payable, accrued liabilities and receivables.  Cash flows used in operating activities for the three months ended March 31, 2010 included a one-time payment of $1.1 million to satisfy certain contractual cash severance obligations to our former President and Chief Executive Officer.

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

In connection with the preparation of this Amendment No. 1, our Interim Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  In making this evaluation, they considered the material weakness related to the classification of warrants discussed below.  Solely as a result of the material weakness, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

Management’s Report on our Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  In connection with this Amendment No. 1, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  This evaluation identified a material weakness in our internal control regarding our process and procedures related to the initial classification and subsequent accounting of registered warrants as liabilities or equity instruments.  This material weakness in our internal controls resulted in the restatement of our 2009 financial statements and our quarterly report for the period ended March 31, 2010.  Accordingly, we did not maintain effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

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

As described elsewhere in this Amendment No. 1, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments dating back to May 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as debt instead of equity. Given this material weakness with regard to warrants, management was unable to conclude that we maintained effective internal control over financial reporting as of March 31, 2010.

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

Discovery Laboratories, Inc.
(Registrant)

Date: November 12, 2010	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and Principal Executive Officer

Date: November 12, 2010	By:	/s/ John G. Cooper
John G. Cooper
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
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.2	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.3*	Retention Letter dated May 4, 2010 by and between Robert Segal, M.D., F.A.C.P., and Discovery	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2010.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.1 to Discovery's Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2010.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.2 to Discovery's Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2010.

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

Exhibit No.	Description	Method of Filing

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.1 to Discovery's Quarterly Report on Form 10-Q, as filed with the SEC on May 10, 2010.

32.2	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*             A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.