Form 10-Q/A
period 2010-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2010-11-15
CIK 946486

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (“Quarterly Report on Form 10-Q”), which was filed with the Securities and Exchange Commission on August 9, 2010, to: (i) amend Item  1 – “Financial Statements” to restate our financial statements for the quarter ended March 31, 2010 to reflect the reclassification of certain warrants from equity to liabilities, as discussed below, (ii) to make corresponding amendments to the following sections Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”): Results of Operations (first sentence, “Change in Fair Value of Common Stock Warrant Liability,”) and Liquidity and Capital Resources – Cash Flows – Cash Flows Used in Operating Activities, (iii) to amend Item 4 – “Controls and Procedures” to reflect a reassessment of  our disclosure controls and procedures, and internal control over financial reporting, as of June 30, 2010 in light of the restatement of our financial statements for the quarter ended June 30, 2010, and (iv) to amend Part II – Item 1A – “Risk Factors” to add to the risk factors previously provided in our Quarterly Report on Form 10-Q additional risk factors related to the restatement of our financial statements.

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

ii

Table of Contents

PART I - FINANCIAL INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Exchange Act.  The forward-looking statements include all matters that are not historical facts.  Forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this report are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Risk Factors” and “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K, as amended, and in our periodic reports on Forms 8-K and Form 10-Q, as amended and elsewhere in this Amendment No. 1.

Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	June 30,	December 31,
	2010 (Unaudited)	2009
	(As Restated)	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$23,320	$15,741
Prepaid expenses and other current assets	383	233
Total Current Assets	23,703	15,974

Property and equipment, net	4,116	4,668
Restricted cash	400	400
Other assets	184	361
Total Assets	$28,403	$21,403
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,235	$1,294
Accrued expenses	3,766	3,446
Common stock warrant liability	2,143	3,191
Loan payable, including accrued interest	4,000	10,461
Equipment loans and capitalized leases, current portion	331	597
Total Current Liabilities	11,475	18,989

Equipment loans and capitalized leases, non-current portion	365	428
Other liabilities	657	690

Total Liabilities	12,497	20,107

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 380,000 shares authorized; 194,389 and 126,689 shares issued, 194,076 and 126,376 shares outstanding	194	127
Additional paid-in capital	382,898	361,503
Accumulated deficit	(364,132)	(357,280)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Total Stockholders’ Equity	15,906	1,296
Total Liabilities & Stockholders’ Equity	$28,403	$21,403

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$–	$–	$–	$–
Expenses:
Research and development	4,363	5,052	8,496	10,659
General and administrative	1,865	2,592	4,797	5,688
Total expenses	6,228	7,644	13,293	16,347

Operating loss	(6,228)	(7,644)	(13,293)	(16,347)

Change in fair value of common stock warrant liability	5,519	(1,323)	6,749	(1,323)

Other income / (expense):

Interest and other income	5	16	24	21
Interest and other expense	(89)	(280)	(331)	(582)

Other income / (expense), net	(84)	(264)	(307)	(561)

Net loss	$(793)	$(9,231)	$(6,851)	$(18,231)

Net loss per common share - Basic and diluted	$(0.0)	$(0.08)	$(0.05)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	160,425	112,712	149,133	107,433

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(6,851)	$(18,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864	1,013
Stock-based compensation and 401(k) match	914	2,010
Fair value adjustment of common stock warrants	(6,749)	1,323
Gain on sale of equipment	(16)	–
Changes in:
Prepaid expenses and other current assets	(150)	378
Accounts payable	(59)	(261)
Accrued expenses	320	(1,060)
Other assets	2	2
Other liabilities and accrued interest on loan payable	(1,994)	6
Net cash used in operating activities	(13,719)	(14,820)
Cash flows from investing activities:
Purchase of property and equipment	(73)	(59)
Restricted cash	–	200
Proceeds from sales or maturity of marketable securities	–	2,047
Net cash used in investing activities	(73)	2,188
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	26,248	14,925
Principal payments under loan and capital lease obligations	(4,877)	(1,660)
Net cash provided by financing activities	21,371	13,265
Net increase / (decrease) in cash and cash equivalents	7,579	633
Cash and cash equivalents – beginning of period	15,741	22,744
Cash and cash equivalents – end of period	$23,320	$23,377
Supplementary disclosure of cash flows information:
Interest paid	$2,104	$145
Non-cash transactions:
Unrealized loss on marketable securities	–	(1)
Equipment acquired through capitalized lease	48	–

Notes to Consolidated Financial Statements (unaudited)

Restatement of Historical Financial Statements

The accompanying Consolidated Balance Sheet as of June 30, 2010 and the Consolidated Statement of Operations and Cash Flows for the quarter ended June 30, 2010, have been restated in this report to reclassify certain warrants based on a reassessment of the applicable accounting guidance, as discussed in Note 2.

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

Note 2 – Restatement of Financial Statements

  In this Amendment No. 1, we have restated our previously issued consolidated financial statements and related disclosures for the quarter ended June 30, 2010, to correct errors in the accounting for certain warrants.  Specifically, we previously classified as equity instruments warrants that should have been classified as derivative liability instruments based on the terms of the warrants and the applicable accounting guidance.

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

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010:

Consolidated Balance Sheet	June 30, 2010	June 30, 2010
(in thousands)	(As previously reported)	(As restated)

Current Liabilities:
Common stock warrant liability	$--	$2,143
Total Current Liabilities	9,332	11,475

Total Liabilities	10,354	12,497

Stockholders’ Equity:
Additional paid-in-capital	392,158	382,898
Accumulated deficit	(371,249)	(364,132)
Total Stockholders’ equity	18,049	15,906

Consolidated Statement of Operations	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
(in thousands)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Change in fair value of common stock warrant liability	$--	$5,519	$--		$6,749

Net Loss	(6,312)	(793)	(13,600)		(6,851)

Loss per share	$(0 .04)	$(0.00)	$(0 .09)	$	(0.05)

Consolidated Statement of Cash Flows	Six Months Ended June 30, 2010	Six Months. Ended June 30, 2010
(in thousands)	(As previously reported)	(As restated)

Net Loss	$(13,600)	$ (6,851)

Fair value adjustment of common stock warrants	–	(6,749)

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

Also, on April 27, 2010, we entered into a Securities Purchase Agreement pursuant to which PharmaBio agreed to purchase 4,052,312 shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold in units consisting of one share and one-half of a warrant to purchase one share, at an offering price of $0.5429 per unit, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net).  The warrants generally will expire in April 2015 and generally will be exercisable beginning on October 28, 2010 at an exercise price per share of $0.7058 per share and, if exercised in full, would result in additional proceeds to us of approximately $1.4 million.  See, Note 5 – Stockholders’ Equity.

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

On June 11, 2010, we entered into a Committed Equity Financing Facility (2010 CEFF) with Kingsbridge Capital Limited (Kingsbridge) under which we generally are entitled to sell, and Kingsbridge is obligated to purchase, from time to time over a period of three years, subject to certain conditions and restrictions, shares of our common stock for cash consideration of up to an aggregate of the lesser of $35 million or 31,597,149 shares.  Kingsbridge’s obligation to purchase shares of our common stock is subject to satisfaction of certain conditions at the time of each draw down, as specified in the Purchase Agreement.  If at any time we fail to meet any of these conditions, we will not be able to access funds under the 2010 CEFF.  In connection with the 2010 CEFF, we  issued a warrant to Kingsbridge to purchase up to 1,250,000 shares of our common stock at a price of $0.4459 per share, which is fully exercisable (in whole or in part) beginning December 11, 2010 and for a period of five years thereafter.  If exercised in full, the warrant potentially could result in additional proceeds to us of approximately $560,000.  See, Note 5 – Stockholders’ Equity.

On June 22, 2010, we completed a public offering of 35.7 million shares of our common stock, five-year warrants to purchase 17.9 million shares of our common stock, and short-term (nine month) warrants to purchase 17.9 million shares of our common stock.  The securities were sold as units, with each unit consisting of one share of common stock, a five-year warrant to purchase one half share of common stock, and a short-term warrant to purchase one half share of common stock, at a public offering price of $0.28 per unit, resulting in gross proceeds to us of $10 million ($9.1 million net).  If exercised in full, the short-term warrants would result in additional proceeds to us of approximately $5 million, and the long-term warrants, $7.1 million.  This offering was made pursuant to our existing shelf registration statement on Form S-3 (File No. 333-151654), which was filed with the SEC on June 13, 2008 and declared effective by the SEC on June 18, 2008 (2008 Shelf  Registration Statement).  See, Note 5 – Stockholders’ Equity.

As of June 30, 2010, we had cash and cash equivalents of $23.3 million, which includes net proceeds of $2.1 million ($2.2 million gross) from the PharmaBio offering in April 2010 and $9.1 million ($10.0 million gross) from the June 2010 public offering.  We will require additional capital to support our ongoing development activities through the potential approval of Surfaxin in 2011, including activities to advance Surfaxin LS and Aerosurf to our planned Phase 3 and Phase 2 clinical trials.  While we currently believe that sufficient funding may be derived from the exercise of short-term warrants that we issued in June 2010 and a judicious use of our CEFFs, if available, there can be no assurance that market conditions and warrant-holder sentiment will result in the exercise of any short-term warrants within this time frame, or that the CEFFs will be available, and if the CEFFs are available at any time, that we will be able to raise sufficient capital when needed.  In connection with the June 2010 public offering, we agreed, subject to certain exceptions, not to offer and sell any shares of our common stock, including under our CEFFs, for a period that expires on September 15, 2010, without the written consent of the underwriter (Lock-up).  In the absence of this agreement, as of August 5, 2010, we would be able to access the 2010 CEFF but could not access either the December 2008 CEFF or the May 2008 CEFF because the closing market price of our common stock ($0.25) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.  See, Note 5 – Stockholders’ Equity, for details regarding the June 2010 public offering, the PharmaBio offering, and our CEFFs.

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

Comprehensive loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2010	2009	2010	2009
	(As restated)	(As restated)	(As restated)	(As restated)
Net loss	$(793)	$(9,231)	$(6,851)	$(18,231)
Change in unrealized (losses)/gains on marketable securities	–	–		(1)
Comprehensive loss	$(793)	$(9,231)	$(6,851)	$(18,232)

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Fair Value	Fair value measurement using
	June 30, 2010	Level 1	Level 2	Level 3
Asstes:
Money Markets and Certificates of Deposit	$12,390	$12,390	$–	$–
Restricted Cash	400	400	–	–
Total Assets	$12,790	$12,790	$–	$–

Liabilities:
Common stock warrant liability	$2,143	$-	$-	$2,143

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended June 30, 2010:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at March 31, 2010	$7,662
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	(5,519)
Balance at June 30, 2010	$2,143

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to the accompanying interim unaudited consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.  This item should be read in connection with our accompanying interim unaudited consolidated financial statements (including the notes thereto) appearing elsewhere herein.

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

 In this Amendment No. 1, we have restated our previously-issued consolidated financial statements and related disclosures for the quarter ended June 30, 2010 to reclassify warrants that we issued in May 2009 and February 2010, based on a reassessment of the applicable accounting guidance.  We are also making corresponding amendments to the following sections of MD&A: Results of Operations (first sentence, “Change in Fair Value of Common Stock Warrant Liability”) and Liquidity and Capital Resources – Cash Flows – Cash Flows Used in Operating Activities.

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

RESULTS OF OPERATIONS

The net loss for the three and six months ended June 30, 2010 was $0.8 million (or $0.00 per share) and $6.9 million (or $0.05 per share), respectively.  The net loss for the three and six months ended June 30, 2009 was $9.2 million (or $0.08 per share) and $18.2 million (or $0.17 per share), respectively.

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

Change in Fair Value of Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 - “Derivatives and Hedging — Contracts in Entity’s Own Equity”, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued using the Black-Scholes pricing model at the date of initial issuance and each subsequent balance sheet date. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”

The change in the fair value of common stock warrant liability for the three and six months ended June 30, 2010 resulted in income of $5.5 million and $6.7 million, respectively, due primarily to a decrease in the Company’s common stock share price during the period.

The change in the fair value of common stock warrant liability for the three and six months ended June 30, 2009 resulted in expense of $1.3 million and $1.3 million, respectively, due primarily to an increase in the Company’s common stock share price during the period.

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

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $13.7 million and $14.8 million for the six months ended June 30, 2010 and 2009, respectively.

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

In connection with the preparation of this Amendment No. 1, our Interim Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  In making this evaluation, they considered the material weakness related to the classification of warrants discussed below.  Solely as a result of the material weakness, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

Management’s Report on our Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  In connection with this Amendment No. 1, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  This evaluation identified a material weakness in our internal control regarding our process and procedures related to the initial classification and subsequent accounting of registered warrants as liabilities or equity instruments.  This material weakness in our internal controls resulted in the restatement of our 2009 financial statements and our quarterly report for the period ended June 30, 2010.  Accordingly we did not maintain effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

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

In addition to the risks, uncertainties and other factors discussed below, see the risks and uncertainties discussed in our in our Quarterly Report on  Form 10-Q, and in our 2009 Annual Report on Form 10-K and our 2009 Form 10-K/A, including the “Risk Factors” section contained in our 2009 Annual Report on Form 10-K.

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

As described elsewhere in this Amendment No. 1, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815, as it related to the initial classification and subsequent accounting of registered warrants as either liabilities or equity instruments dating back to May 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as debt instead of equity. Given this material weakness with regard to warrants, management was unable to conclude that we maintained effective internal control over financial reporting as of June 30, 2010.

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
John G. Cooper
President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), dated December 9, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 9, 2009.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.4	Warrant Agreement, dated November 22, 2006 by and between Discovery and Capital Ventures International	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.5	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.6	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.7	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.8	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.9	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing

4.10	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.11	Form of Five-Year Warrant dated June 22, 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.12	Form of Short-Term Warrant dated June 22, 2010	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

10.1*	Amended and Restated Employment Agreement dated as of June 12, 2006 between Thomas F. Miller Ph.D., MBA and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q dated June 30, 2010, as filed with the SEC on August 9, 2010.

10.2*	Amendment dated July 15, 2008 to the Amended and Restated Employment Agreement dated as of June 12, 2006 between Thomas F. Miller Ph.D., MBA and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q dated June 30, 2010, as filed with the SEC on August 9, 2010.

10.3*	Amendment dated December 12, 2008 to the Amended and Restated Employment Agreement dated as of June 12, 2006 between Thomas F. Miller Ph.D., MBA and Discovery	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q dated June 30, 2010, as filed with the SEC on August 9, 2010.

10.4*	Retention Letter dated May 4, 2010 by and between Robert Segal, M.D., F.A.C.P., and Discovery	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q dated March 31, 2010, as filed with the SEC on May 10, 2010.

10.5
Payment Agreement and Loan Amendment (amending the Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006) dated April 27, 2010, by and between Discovery and PharmaBio
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.6	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.7	Common Stock Purchase Agreement dated as of June 11, 2010, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

10.8*	Renewal of Interim CEO Agreement dated July 2, 2010 between W. Thomas Amick and Discovery.	Incorporated by reference to Exhibit 10.8 to Discovery’s Quarterly Report on Form 10-Q dated June 30, 2010, as filed with the SEC on August 9, 2010.

Exhibit No.	Description	Method of Filing

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.1 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2010.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Incorporated by reference to Exhibit 31.2 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2010.

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.1 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2010.

32.2	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.