Form 10-Q
period 2010-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2010-11-15
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

•
risks that the unfavorable credit environment will adversely affect our ability to fund our activities, that our share price may not remain at the price level necessary for us to access capital under our Committed Equity Financing Facilities (CEFFs), that the CEFFs may expire before we are able to access the full dollar amount potentially available thereunder, and that additional equity financings could result in substantial equity dilution;

•
the risk that we will be unable to regain compliance with the Minimum Bid Price Requirement of The Nasdaq Capital Market® (Nasdaq Capital Market) prior to the expiration of the grace period currently in effect, which could increase the probability that our stock will be delisted from Nasdaq, which could cause our stock price to decline, and that, to retain our listing on the Nasdaq Capital Market, we may have to implement a reverse stock split, which could result in a reduction in our total market capitalization;

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

•
the risk that we will not successfully remediate the recently-identified material weakness related to initial classification and accounting for registered warrants as liabilities or equity, which resulted in the restatement of our financial statements for periods ended June 30, 2009 through June 30, 2010; and

•
other risks and uncertainties, including those described in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, on Forms 10-Q and 8-K, and any amendments thereto.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$14,654	$15,741
Prepaid expenses and other current assets	265	233
Total Current Assets	14,919	15,974
Property and equipment, net	3,804	4,668
Restricted cash	400	400
Other assets	175	361
Total Assets	$19,298	$21,403
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,580	$1,294
Accrued expenses	3,947	3,446
Common stock warrant liability	2,508	3,191
Loan payable, including accrued interest	–	10,461
Equipment loans and capitalized leases, current portion	196	597
Total Current Liabilities	8,231	18,989

Equipment loans and capitalized leases, non-current portion	328	428
Other liabilities	640	690
Total Liabilities	9,199	20,107

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 380,000 shares authorized; 199,186 and 126,689 shares issued, 198,873 and 126,376 shares outstanding	200	127
Additional paid-in capital	383,669	361,503
Accumulated deficit	(370,716)	(357,280)
Treasury stock (at cost); 313 shares	(3,054)	(3,054)
Total Stockholders’ Equity	10,099	1,296
Total Liabilities & Stockholders’ Equity	$19,298	$21,403

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(As Restated)		(As Restated)

Revenue	$–	$–	$–	$–
Expenses:
Research and development	4,727	4,530	13,223	15,189
General and administrative	1,476	2,417	6,273	8,105
Total expenses	6,203	6,947	19,496	23,294
Operating loss	(6,203)	(6,947)	(19,496)	(23,294)

Change in fair value of common stock warrant liability	(365)	(1,662)	6,384	(2,985)

Other income / (expense):
Interest and other income	3	8	27	29
Interest and other expense	(19)	(252)	(350)	(834)
Other income / (expense), net	(16)	(244)	(323)	(805)
Net loss	$(6,584)	$(8,853)	$(13,435)	$(27,084)
Net loss per common share – Basic and diluted	$(0.03)	$(0.07)	$(0.08)	$(0.24)
Weighted average number of common shares outstanding – basic and diluted	194,179	119,993	164,314	111,683

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
		(As Restated)
Cash flows from operating activities:
Net loss	$(13,435)	$(27,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,212	1,503
Stock-based compensation and 401(k) match	1,212	2,277
Fair value adjustment of common stock warrant	(6,384)	2,985
Gain on sale of equipment	(16)	–
Changes in:
Prepaid expenses and other current assets	(32)	353
Accounts payable	286	(552)
Accrued expenses	501	(994)
Other assets	3	3
Other liabilities and accrued interest on loan payable	(2,011)	73
Net cash used in operating activities	(18,664)	(21,436)
Cash flows from investing activities:
Purchase of property and equipment	(101)	(88)
Restricted cash	–	200
Proceeds from sales or maturity of marketable securities	–	2,047
Net cash used in investing activities	(101)	2,159
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	26,727	16,514
Principal payments under loan and capital lease obligations	(9,049)	(2,298)
Net cash provided by financing activities	17,678	14,216
Net decrease in cash and cash equivalents	(1,087)	(5,061)
Cash and cash equivalents – beginning of period	15,741	22,744
Cash and cash equivalents – end of period	$14,654	$17,683
Supplementary disclosure of cash flows information:
Interest paid	$2,115	$183
Non-cash transactions:
Unrealized loss on marketable securities	–	(1)
Equipment acquired through capitalized lease	48	–

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

We are developing our lead products, Surfaxin® (lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting pediatric populations.  In April 2009, we received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) with respect to our New Drug Application (NDA) for Surfaxin for the prevention of respiratory distress syndrome (RDS) in premature infants, our first product based on our novel KL4 surfactant technology.  The letter focused primarily on certain aspects of our fetal rabbit biological activity test (BAT, a quality control and stability release test for Surfaxin and our other KL4 pipeline products), specifically whether analysis of preclinical data from both the BAT and a well-established preterm lamb model of RDS demonstrates the degree of comparability that the FDA requires and whether the BAT can adequately distinguish change in Surfaxin biological activity over time.  Currently, we believe that we are on track to submit a Complete Response to the FDA in the first quarter of 2011, which potentially could lead to approval of Surfaxin for the prevention of RDS in premature infants in 2011.  If approved, Surfaxin would be the first synthetic, peptide-containing surfactant for use in neonatal medicine.  For a detailed update of our development efforts with respect to Surfaxin, see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Business and KL4 Pipeline Programs Update” in this Quarterly Report on Form 10-Q.

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

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults.  Our plans include potentially taking these initiatives through a Phase 2 proof-of-concept phase and, if successful, thereafter determining whether to seek strategic alliances or collaboration arrangements or to utilize other financial alternatives to fund their further development.  In that regard, we recently completed a Phase 2 clinical trial of Surfaxin to potentially address Acute Respiratory Failure (ARF) and an investigator-initiated Phase 2a clinical trial assessing the safety, tolerability and effectiveness (via improvement in mucociliary clearance) of aerosolized KL4 surfactant in patients with Cystic Fibrosis (CF).  We are conducting research and preclinical development with our KL4 surfactant potentially to address Acute Lung Injury (ALI), and, potentially in the future, other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).  We are also engaged in exploratory preclinical studies to assess the feasibility of using our KL4 surfactant in combination with small and large molecule therapeutics to efficiently and effectively deliver therapies to the lung to treat a range of pulmonary conditions and disease.  See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Business and KL4 Pipeline Programs Update” in this Quarterly Report on Form 10-Q.

An important priority continues to be to secure strategic and financial resources to potentially maximize the inherent value of our KL4 surfactant technology.  We prefer to accomplish our objectives through strategic alliances, including potential business alliances, and commercial and development partnerships.  To advance the development of our lead products, we are engaged in discussions with potential strategic and/or financial partners.  To secure required capital, we are also considering other alternatives, including additional financings and other similar opportunities.  Although we continue to consider a number of potential strategic and financial alternatives, there can be no assurance that we will enter into any strategic alliance or otherwise consummate any financing or other similar transaction.  Until such time as we secure the necessary capital, we plan to continue conserving our financial resources, predominantly by limiting investments in our pipeline programs.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2010, as amended by Amendment No. 2 to our Annual Report on Form 10-K/A that we filed on with the SEC on November 15, 2010 (references to our 2009 Form 10-K in this Quarterly Report on Form 10-Q are intended to refer to our Form 10-K as amended by Amendment No. 2).

Note 2 – Restatement of Financial Statements

On November 15, 2010, we filed with the SEC (i) Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2009 (Amendment No. 2) and (ii) Amendment No. 1 to each of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, in order to restate our consolidated balance sheets, consolidated statement of operations and statements of cash flows for the applicable periods to reclassify certain registered warrants based on a reassessment of applicable accounting guidance.  As reported in Amendment No. 2, the restatements reclassify as derivative liabilities certain registered warrants that we issued in May 2009 and February 2010, which were originally recorded as equity, with such liabilities measured at fair value on the date of issue using the Black-Scholes option pricing model, with subsequent changes in the fair values recognized in our quarterly statement of operations as “Change in fair value of common stock warrant liability.”  The amounts presented in this Quarterly Report on Form 10-Q reflect the reclassification of the warrants identified above.  The restatements have had no impact on amounts previously reported for Assets; Revenues; Operating Expenses; Cash Flows; Loans, Equipment Loan and Accounts Payables; and Contractual Obligations.

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

In addition, as of October 29, 2010, we have authorized capital available for issuance (and not otherwise reserved) of approximately 48.5 million shares of common stock.  We have presented to our stockholders, for approval at our 2010 Annual Meeting of Stockholders on December 21, 2010, a proposal to authorize our Board of Directors (Board), in its sole discretion, to effect a share consolidation, or reverse stock split (reverse split) of our common stock, at a ratio of 1-for-15, on the terms described in the Proxy Statement.  If implemented, a reverse split would result in a share consolidation of all outstanding shares of our common stock, but would not affect the number of authorized shares of capital stock provided in our Certificate of Incorporation.  We, therefore, also submitted to our stockholders a proposal that, if and only if the reverse split is approved, would reduce the total number of authorized shares of common stock from 380 million to 50 million. If approved, these proposals will result in an increase in the number of shares of common stock available for issuance (and not otherwise reserved) and will allow us to potentially raise additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings.

If for any reason, these proposals are not approved, we may be unable to undertake additional financings without first seeking stockholder approval, a process that would require a special meeting of stockholders, a time-consuming and expensive process that could impair our ability to efficiently raise capital when needed, if at all.  In that case, we may be forced to further limit development of many, if not all, of our programs.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

On April 28, 2010, we restructured our $10.6 million loan with PharmaBio Development Inc (PharmaBio), the former strategic investment subsidiary of Quintiles Transnational Corp. (Quintiles).  The related Payment Agreement and Loan Amendment dated April 27, 2010 (PharmaBio Agreement) provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, and (b) of the remaining $4 million principal amount under the loan, $2 million became due and was paid on each of July 30, 2010 and September 30, 2010.  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities.  As of September 30, 2010, all of our obligations related to the loan with PharmaBio were paid in full.

Also, on April 27, 2010, we entered into a Securities Purchase Agreement with PharmaBio pursuant to which PharmaBio agreed to purchase 4,052,312 shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold as units consisting of one share and one-half of a warrant to purchase one share, at an offering price of $0.5429 per unit, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net).  The warrants generally will expire in April 2015 and generally will be exercisable beginning on October 28, 2010 at an exercise price per share of $0.7058 per share and, if exercised in full, would result in additional proceeds to us of approximately $1.4 million.  See, Note 4 – Stockholders’ Equity – Common Stock Offerings with PharmaBio Development Inc.

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

On October 12, 2010, we entered into a second Securities Purchase Agreement with PharmaBio pursuant to which PharmaBio agreed to purchase 2,380,952 shares of our common stock and warrants to purchase an aggregate of 1,190,476 shares of common stock, sold as units consisting of one share of common stock and one warrant to purchase one-half of a share of common stock, at an offering price of $0.21 per unit, resulting in gross proceeds to us of $500,000.  The warrants generally will expire in October 2015 and are immediately exercisable for cash (except in certain limited circumstances), subject to an aggregate beneficial ownership limitation of 9.99%, at an exercise price per share of $0.273 per share and, if exercised in full, would result in additional proceeds to us of approximately $0.325 million. In addition, we may redeem any or all of the warrants at any time within 20 days following the occurrence of a “trading threshold” (as defined in the warrant agreement) at a per-warrant redemption price of $0.001, upon 20 days’ written notice to the holder of the warrant.  See, Note 5 – Stockholders’ Equity – Common Stock Offerings with PharmaBio Development Inc.

As of September 30, 2010, we had cash and cash equivalents of $14.7 million, which includes net proceeds of $0.6 million in September 2010 from the first of two settlements from a September 2010 draw down on our 2010 CEFF.  We will require additional capital to support our ongoing development activities through the potential approval of Surfaxin in 2011, including activities to advance Surfaxin LS and Aerosurf to our planned Phase 3 and Phase 2 clinical trials.  We recently received payment of  a non-dilutive grant under the Patient Protection and Affordable Care Act of 2010 in the amount of approximately $0.25 million to support our activities related to Aerosurf.  In addition, our 2010 CEFF, subject to certain conditions that we must meet, may allow us to raise additional capital, although there can be no assurance that the CEFF will be available, and if the CEFF is available at any time, that we will be able to raise sufficient capital when needed. As of November 12, 2010, our December 2008 CEFF and the May 2008 CEFF were not available because the closing market price of our common stock on that date ($0.21) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.  See, Note 5 – Stockholders’ Equity, for details regarding our CEFFs.

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

Net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the periods.  As of September 30, 2010 and 2009, 78.4 million and 30.9 million shares of common stock, respectively, were potentially issuable upon the exercise of certain stock options and warrants.  Due to our net loss, these potentially issuable shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive, therefore basic and dilutive net loss per share are the same.

Comprehensive loss

Comprehensive loss consists of net loss plus the changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(As Restated)		(As Restated)

Net loss	$(6,584)	$(8,853)	$(13,435)	$(27,084)
Change in unrealized (losses)/gains on marketable securities	–	–	-	(1)
Comprehensive loss	$(6,584)	$(8,853)	$(13,435)	$(27,085)

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

Note 5 – Stockholders’ Equity

Registered Public Offerings

On June 22, 2010, we completed a public offering of 35.7 million shares of our common stock, five-year warrants to purchase 17.9 million shares of our common stock (Five-Year Warrants), and short-term (nine month) warrants to purchase 17.9 million shares of our common stock (Short-Term Warrants).  The securities were sold as units, with each unit consisting of one share of common stock, a Five-Year Warrant to purchase one half share of common stock, and a Short-Term Warrant to purchase one half share of common stock, at a public offering price of $0.28 per unit, resulting in gross proceeds to us of $10 million ($9.1 million net).  The Five-Year Warrants expire on June 22, 2015 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.40.  The Short-Term Warrants expire on March 22, 2011 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.28.  The exercise price and number of shares of common stock issuable on exercise of the warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants are also subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis. This offering was made pursuant to our 2008 Shelf Registration Statement.

In February 2010, we completed a public offering of 27.5 million shares of our common stock and warrants to purchase 13.8 million shares of our common stock, sold as units, with each unit consisting of one share of common stock and a warrant to purchase one half share of common stock, at a public offering price of $0.60 per unit, resulting in gross proceeds to us of $16.5 million ($15.1 million net).  The warrants expire in February 2015 and are exercisable, subject to an aggregate beneficial ownership limitation, at a price per share of $0.85.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.  This offering was made pursuant to our 2008 Shelf Registration Statement.

In May 2009, we completed a registered direct offering of 14.0 million shares of our common stock and warrants to purchase seven million shares of common stock, sold as units to select institutional investors, with each unit consisting of one share and a warrant to purchase one half share of common stock, at a price of $0.81 per unit, resulting in gross proceeds to us of $11.3 million ($10.5 million net).  The warrants expire in May 2014 and are exercisable at a price per share of $1.15.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis. This offering was made pursuant to our 2008 Shelf Registration Statement.

Common Stock Offerings with PharmaBio Development Inc.

On April 27, 2010, we entered into a Securities Purchase Agreement with PharmaBio, as the sole purchaser, related to an offering of 4,052,312 shares of common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, sold as units with each unit consisting of one share of common stock and a warrant to purchase one half share of common stock, at an offering price of $0.5429 per unit, representing  the greater of (a) the volume-weighted average price per share of our common stock (VWAP) on The Nasdaq Global Market for the 20 trading days ending on April 27, 2010 and (b) the last reported closing price of $0.5205 per share of the common stock on The Nasdaq Global Market on that date.  The offering resulted in gross proceeds to us of $2.2 million ($2.1 million net).  The warrants expire in April 2015 and generally will be exercisable beginning on October 28, 2010, subject to an aggregate beneficial ownership limitation of 9.9%, at a price per share of $0.7058, which represents a 30% premium to the VWAP for the 20 trading days ending on April 27, 2010.  The exercise price and number of shares of common stock issuable on exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction.  The exercise price and the amount and/or type of property to be issued upon exercise of the warrants will also be subject to adjustment if we engage in a “Fundamental Transaction” (as defined in the form of warrant).  The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.  The offering closed on April 30, 2010.  The shares of common stock and the shares of common stock to be issued upon exercise of the warrants were offered pursuant to our 2008 Shelf Registration Statement.

On October 12, 2010, we entered into a second Securities Purchase Agreement with PharmaBio, as the sole purchaser, pursuant to which PharmaBio agreed to purchase 2,380,952 shares of our common stock and warrants to purchase an aggregate of 1,190,476 shares of common stock, sold as units consisting of one share of common stock and one warrant to purchase one-half of a share of common stock, at an offering price of $0.21 per unit, representing, the greater of (a) the VWAP on the Nasdaq Capital Market for 10 consecutive trading days ending on October 11, 2010 and (b) the VWAP on October 11, 2010.  This offering was made pursuant to our 2008 Shelf Registration Statement and resulted in gross proceeds to us of $0.50 million.  The warrants generally will expire in October 2015 and are immediately exercisable, subject to an aggregate beneficial ownership limitation of 9.99%, at an exercise price per share of $0.273 per share and, if exercised in full, would result in additional proceeds to us of approximately $0.325 million. The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the sale of the warrant shares, the holder may exercise on a cashless basis.  In addition, upon 20 days’ written notice to the holder of the warrant, we may redeem any or all of the warrants at any time within 20 days following the occurrence of a “trading threshold” (as defined below) at a per-warrant share redemption price of $0.001.  All warrants noticed for redemption that have not been exercised by the holder prior of expiration of the notice period (as it may be extended if the registration statement is not effective), will, upon payment by us of the aggregate redemption price, cease to represent the right to purchase any shares of our common stock and will be deemed cancelled and void for all purposes.  A “trading threshold” will be deemed to have occurred on any date that the reported VWAP for five of the immediately preceding  seven consecutive trading days exceeds $0.45, provided that the minimum average daily trading volume of our common stock during the seven-day period is at least 500,000 shares (the price and volume criteria being adjusted to take into account any share dividend, share split or other similar transaction that may occur on or after the issuance).

Committed Equity Financing Facilities (CEFFs)

As of September 30, 2010, we had three CEFFs with Kingsbridge Capital Limited (Kingsbridge), under which Kingsbridge is committed to purchase, subject to certain conditions, newly-issued shares of our common stock.  The CEFFs, dated June 11, 2010 (2010 CEFF), December 12, 2008 (December 2008 CEFF) and May 22, 2008 (May 2008 CEFF), allow us at our discretion to raise capital for a period of three years ending June 11, 2013, June 18, 2011, and February 6, 2011, respectively, at the time and in amounts deemed suitable to us.  We are not obligated to utilize any of the funds available under the CEFFs.  Our ability to access funds available under the CEFFs is subject to certain conditions, including stock price and volume limitations.

As of September 30, 2010, under the 2010 CEFF, we had approximately 28.5 million shares potentially available for issuance (up to a maximum of $34.4 million), provided that the VWAP on each trading day must be at least equal to the greater of $0.20 or 90% of the closing market price on the day preceding the first day of draw down (Minimum VWAP).  Under the December 2008 CEFF, we had 7.1 million shares potentially available for issuance (up to a maximum of $17.7 million), provided that the VWAP on each trading day during the draw-down period must be at least equal to the greater of $.60 or the Minimum VWAP  Under the May 2008 CEFF, we had approximately 12.8 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the VWAP on each trading day must be at least equal to the greater of $1.15 or the Minimum VWAP. Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See, our 2009 Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs)” and, for a detailed description of our 2010 CEFF, our Quarterly Report on Form 10-Q, for the period ending June 30, 2010 – Note 5 – Committed Equity Financing Facilities (CEFFs) – 2010 CEFF.  We anticipate using our CEFFs (at such times as our stock price is at least equal to the minimum price requirement) to support our working capital needs and maintain cash availability in 2010.

On October 4, 2010, we completed a financing under our 2010 CEFF resulting in gross proceeds of approximately $1.0 million from the issuance of 5,272,361 shares of our common stock at an average price per share, after applicable fees and discounts, of $0.18.  The settlement dates for this draw down were September 28, 2010 and October 4, 2010, respectively.

On November 9, 2010, we completed a financing under our 2010 CEFF resulting in gross proceeds of approximately $.36 million from the issuance of 2,488,218 shares of our common stock at an average price per share, after applicable fees and discounts, of $0.17. The settlement dates for this draw down were November 4, 2010 and November 9, 2010.

As of November 12, 2010, the 2010 CEFF was available, subject to certain conditions that we must meet, but the December 2008 CEFF and the May 2008 CEFF were not available because the closing market price of our common stock on that date ($0.21) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Fair Value	Fair value measurement using
Assets:	September 30, 2010	Level 1	Level 2	Level 3
Money Markets and Certificates of Deposit	$12,390	$12,390	$–	$–
Restricted Cash	400	400	–	–
Total Assets	$12,790	$12,790	$–	$–
Liabilities:
Common stock warrant liability	$2,508	$–	$–	$2,508

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended September 30, 2010:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at June 30, 2010	$2,143
Issuance of common stock warrants	-
Change in fair value of common stock warrant liability	365
Balance at September 30, 2010	$2,508

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

	September 30,	September 30,
	2010	2009

Expected volatility	99%	81%
Expected term	4.7 years	4.6 years
Risk-free interest rate	1.7%	2.1%
Expected dividends	–	–

The total employee stock-based compensation for the three and nine months ended September 30, 2010 and 2009 was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research & Development	$73	$61	$367	$512
General & Administrative	175	145	684	1,540
Total	$248	$206	$1,051	$2,052

As of September 30, 2010, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended and Restated 1998 Stock Incentive Plan and the 2007 Long-Term Incentive Plan.  That cost is expected to be recognized over a weighted-average vesting period of 0.8 years.

Note 8 – Contractual Obligations and Commitments

Former CEO Commitment

In connection with the resignation in August 2009 of Robert J. Capetola, Ph.D., our former President, Chief Executive Officer and member of our Board, we entered into a separation agreement and general release (Separation Agreement) dated August 13, 2009, that provided, among other things, for periodic severance payments through the earlier of (i) May 3, 2010 (Severance Period) or (ii) the date, if ever, of a Corporate Transaction (defined below).  Under the Separation Agreement, if a “Corporate Transaction” not involving a change of control were to occur during the Severance Period, Dr. Capetola would become entitled to receive an additional severance payment of up to $1,580,000, reduced by the sum of the aggregate cash severance amounts already paid under the Separation Agreement.  A “Corporate Transaction” was defined to include one or more public or private financings completed during the Severance Period and resulting in cash proceeds (net of transaction costs) to us of at least $20 million.  From August 13, 2009 through February 23, 2010, we raised approximately $21.0 million of aggregate net proceeds, including approximately $5.9 million from financings under our CEFFs and $15.1 million from a public offering that was completed on February 23, 2010.  Accordingly, on March 3, 2010, we paid to Dr. Capetola an additional $1.06 million (less withholding), representing $1.58 million reduced by the sum of the cash severance amounts previously paid under the Separation Agreement, which totaled approximately $0.52 million.  At this time, our obligation to make periodic payments under the Separation Agreement has been satisfied and no further payments are due to Dr. Capetola.

The full text of the Separation Agreement is attached to our Current Report on Form 8-K that we filed with the SEC on August 19, 2009.  For a summary of the Separation Agreement, see, “Item 11– Executive Compensation –Resignation of our President and Chief Executive Officer,” in our Amendment No. 1 to our 2009 Form 10-K that we filed with the SEC on April 30, 2010 (2009 Form 10-K/A-1).

Note 9 – Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2010 up through November 15, 2010, the date we issued these financial statements. During this period we did not have any material recognized subsequent events, however, there were three nonrecognized subsequent events described below:

On October 4, 2010, we completed a financing under the 2010 CEFF resulting in gross proceeds of approximately $1.0 million from the issuance of 5,272,361 shares of our common stock at an average price per share, after the applicable fees and discount, of $0.18. The settlement dates for this draw down were September 28, 2010 and October 4, 2010, respectively. (See Note 5 - Stockholders’ Equity)

On October 12, 2010, we entered into a Securities Purchase Agreement with PharmaBio related to the offering of 2,380,952 shares of common stock and warrants to purchase an aggregate of 1,190,476 shares of common stock. The offering resulted in net proceeds to us of $0.5 million. (See Note 5 - Stockholders’ Equity)

On October 15, 2010, our Board appointed  W. Thomas Amick, Chairman of our Board, as our full-time Chief Executive Officer effective October 18, 2010.  As of October 18, 2010, we entered into an employment agreement with Mr. Amick, under which he will receive: a base salary of at least $400,000 per year and a discretionary annual bonus opportunity in the form of either cash or equity, or both, subject to the discretion of the Compensation Committee of the Board.  In addition, on October 18, 2010, Mr. Amick was granted 400,000 restricted shares of our common stock (the “RSAs”).  The RSAs will vest on the earliest to occur of the following: (i) the second anniversary of the date of grant; (ii) the date of issuance by FDA of marketing approval for Surfaxin® for the prevention of respiratory distress syndrome (RDS) in premature infants; and (iii) the effective date of a strategic alliance, collaboration agreement or other similar arrangement between us and one or more third parties providing for the support for the development and/or commercialization of one or more of our lead research and development programs – Surfaxin, Surfaxin LS™ or Aerosurf® (whether a transaction meets this requirement shall be determined by the Board in its sole discretion).  The RSAs will vest only if Mr. Amick is actively providing services to the Company on the day of vesting.   See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Contractual Obligations and Commitments.”

On November 9, 2010, we completed a financing under our 2010 CEFF resulting in gross proceeds of approximately $.36 million from the issuance of 2,488,218 shares of our common stock at an average price per share, after applicable fees and discounts, of $0.17.  The settlement dates for this draw down were November 4, 2010 and November 9, 2010.  (See Note 5 - Stockholders’ Equity)

ITEM 1.                      BUSINESS – Business Operations.

Strategic Alliances and Technology License Agreements

Laboratorios del Dr. Esteve, S.A.

We have a strategic alliance with Laboratorios del Dr. Esteve, S.A. (Esteve) for the development, marketing and sales of a broad portfolio of potential KL4 surfactant products in Andorra, Greece, Italy, Portugal, and Spain.  Esteve will pay us a transfer price on sales of Surfaxin and other KL4 surfactant products.  We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the territory.  Esteve is obligated to make stipulated cash payments to us of up to $5.1 million in the aggregate upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products.  In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the territory.  As part of a restructuring of this alliance in December 2004, we regained full commercialization rights to our KL4 surfactant technology in portions of the original territory licensed to Esteve, including key European markets, Central America, and South America (Former Esteve Territories) and agreed to pay to Esteve 10% of any cash up-front and milestone fees (not to exceed $20 million in the aggregate) that we may receive in connection with any strategic collaborations for the development and/or commercialization of certain of our KL4 surfactant products, including Surfaxin and Aerosurf  in the Former Esteve Territories.  The alliance will terminate as to each covered product, on a country-by-country basis, upon the latest to occur of: the expiration of last patent claim related to a covered product in such country; the first commercial sale in such country of the first-to-appear generic formulation of the covered product, and the tenth anniversary of the first sale of the covered product in such country.  In addition to customary termination provisions for breach of the agreement by a party, the alliance agreement may be terminated by Esteve on 60 days’ prior written notice, up to the date of receipt of the first marketing regulatory approval, or, on up to 6 months’ written notice, if the first marketing regulatory approval has issued.  We may terminate the alliance agreement in the event that Esteve acquires a competitive product (as defined in the agreement).

Johnson & Johnson, Ortho Pharmaceutical Corporation and The Scripps Research Institute

Our precision-engineered surfactant platform technology, including Surfaxin, is based on the proprietary synthetic peptide, KL4 (sinapultide), a 21 amino acid protein-like substance that closely mimics the essential human lung protein SP-B.  This technology was invented at The Scripps Research Institute (Scripps) and was exclusively licensed to and further developed by Johnson & Johnson (J&J).  We have received an exclusive, worldwide license and sublicense from J&J and its wholly-owned subsidiary, Ortho Pharmaceutical Corporation, for, and have rights to, a series of over 30 patents and patent filings (worldwide) which are important, either individually or collectively, to our strategy for commercializing our precision-engineered surfactant technology for the diagnosis, prevention and treatment of disease.  The license and sublicense give us the exclusive rights to such patents for the life of the patents.  Under the license agreement, we are obligated to pay licensors fees of up to $2.5 million in the aggregate upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for certain designated products.  In addition, we are required to make royalty payments at different rates, depending upon type of revenue and country, in amounts of up to a high single-digit percent of net sales (as defined in the agreement) of licensed products sold by us or sublicensees, or, if greater, a percentage of royalty income from sublicensees in the low double digits.  The license agreement will expire, on a country-by-country, upon expiration of the last patent containing a valid claim covering a licensed product in such country.  In addition to customary termination provisions for breach of the agreement by a party, we may terminate the agreement, as to countries other than the U.S. and Western Europe territories (as defined in the agreement), on a country-by-country basis, on 6 months’ prior written notice; and as to the entire agreement, on 60 days’ prior written notice.

Philip Morris USA Inc. and Philip Morris Products S.A.

In March 2008, we restructured our December 2005 strategic alliance with Philip Morris USA Inc. (PMUSA), d/b/a Chrysalis Technologies (Chrysalis), and assumed full responsibility from Chrysalis for the further development of the capillary aerosolization technology, including finalizing design development for the initial prototype aerosolization device platform and disposable dose packets.  In connection with the restructuring, we restated our prior agreement as of March 28, 2008 and entered into an Amended and Restated License Agreement with PMUSA with respect to the United States (U.S. License Agreement), and, as PMUSA had assigned to Philip Morris Products S.A. (PMPSA) all rights in and to the capillary aerosolization technology outside of the United States (International Rights), effective on the same date, we entered into a License Agreement with PMPSA with respect to the International Rights (International License Agreement) on substantially the same terms and conditions as the U.S. License Agreement.  We currently hold exclusive licenses to the capillary aerosolization technology both in and outside of the United States for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, the Exclusive Field).  In addition, under the U.S. License Agreement, our license to use the capillary aerosolization technology includes other (non-surfactant) drugs to treat a wide range of pediatric and adult respiratory indications in hospitals and other health care institutions.  Each License Agreement, unless terminated earlier will expire as to each licensed product, on a country-by-country basis, upon the latest to occur of: the date on which the sale of such licensed product ceases to be covered by a patent claim of an issued and unexpired patent in such country; the date a generic form of the product is introduced in such country; and the tenth anniversary of the tenth anniversary of the first commercial sale of such licensed product.  In addition to customary termination provisions for breach of the agreements, we may terminate the License Agreements, in whole or in part, upon advance written notice to the licensor. In addition, either party to each License Agreement may terminate upon a material breach by the other party (subject to a specified cure period).

As part of the restructuring, Chrysalis completed a technology transfer, provided development support to us through June 30, 2008, and also paid us $4.5 million to support our future development activities.  We are obligated to pay royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field in the territories.  In connection with exclusive undertakings of PMUSA and PMPSA not to exploit the capillary aerosolization technology for all licensed uses, we are obligated to pay royalties on all product sales, including sales of aerosol devices and related components that are not based on the capillary aerosolization technology; provided, however, that no royalties are payable to the extent that we exercise our right to terminate the license with respect to a specific indication.  We also agreed in the future to pay minimum royalties, but are entitled to a reduction of future royalties in the amount of any minimum royalties paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to the accompanying interim unaudited consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations.  This item should be read in connection with our accompanying interim unaudited consolidated financial statements (including the notes thereto) appearing elsewhere herein.

Restatement of Previously Filed Financial Statements

On November 12, 2010, we filed with the SEC (i) Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2009 (Amendment No. 2) and (ii) Amendment No. 1 to each of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, to restate our consolidated balance sheets, consolidated statement of operations and statements of cash flows for the applicable periods to reclassify certain registered warrants based on a reassessment of applicable accounting guidance.  As reported in Amendment No. 2, the restatements reclassify as derivative liabilities certain registered warrants that we issued in May 2009 and February 2010, which were recorded as equity, with such liabilities measured at fair value on the date of issue using the Black-Scholes option pricing model, with subsequent changes in the fair values recognized in our quarterly statement of operations as “Change in fair value of common stock warrant liability.”  The amounts presented in this Quarterly Report on Form 10-Q reflect the reclassification of the warrants identified above.  The restatements have had no impact on amounts previously reported for Assets; Revenues; Operating Expenses; Cash Flows; Loans, Equipment Loan and Accounts Payables; and Contractual Obligations.  References in this MD&A and elsewhere in this Quarterly Report on Form 10-Q to our 2009 Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 are intended to refer to those reports as amended by the foregoing Amendments.

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

We are developing our lead products, Surfaxin® (lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting pediatric populations.  Our research and development efforts are currently focused on the management of RDS in premature infants.  We filed a New Drug Application (NDA) for our first product based on our novel KL4 surfactant technology, Surfaxin for the prevention of respiratory distress syndrome (RDS) in premature infants, and received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) in April 2009.  We believe that the RDS market represents a significant opportunity from both a medical and a business perspective and that Surfaxin, Surfaxin LS and Aerosurf have the potential to greatly improve the management of RDS.  We also believe that Surfaxin, Surfaxin LS and Aerosurf collectively represent an opportunity, over time, to significantly expand the current RDS worldwide annual market.  See, “– Business and KL4 Pipeline Programs Update,” below.

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults.  We are conducting early stage research and development with our KL4 surfactant potentially to address critical care respiratory conditions such as Acute Respiratory Failure (ARF) and  Acute Lung Injury (ALI), and, respiratory diseases associated with mucociliary compromise, such as Cystic Fibrosis(CF).  We plan to initially develop these programs through a proof-of-concept phase and, if successful, thereafter determine whether to seek strategic alliances or collaboration arrangements or utilize other financial alternatives to fund their further development and/or worldwide commercialization, if approved.  There can be no assurance that we will succeed in demonstrating proof of concept or entering into any such alliance, however.

An important priority is to secure strategic and financial resources to potentially maximize the inherent value of our KL4 surfactant technology.  We prefer to accomplish our objectives through strategic alliances, including potential business alliances, and commercial and development partnerships.  To advance the development of our lead products, we are engaged in discussions with potential strategic and/or financial partners.  In addition, our plans include potentially taking our early stage exploratory programs through a Phase 2 proof-of-concept phase and, if successful, thereafter determining whether to seek strategic alliances or collaboration arrangements or to utilize other financial alternatives to fund their further development.  To secure required capital, we are also considering other alternatives, including additional financings and other similar opportunities.  Although we continue to evaluate potential strategic and financial alternatives, there can be no assurance that we will enter into any strategic alliance or otherwise consummate any financing or other similar transaction.

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

Business and KL4 Pipeline Programs Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission (SEC) on March 10, 2010 (2009 Form 10-K), which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

The following are updates to our pipeline programs:

•	Surfaxin for the Prevention of RDS in Premature Infants

We received a Complete Response Letter from the FDA in April 2009.  The letter focused primarily on certain aspects of our fetal rabbit biological activity test (BAT, a quality control, release and stability test for Surfaxin and our other KL4 pipeline products), specifically whether analysis of data from both the BAT and a well-established preterm lamb model of RDS demonstrates the degree of comparability that the FDA requires and whether the BAT can adequately distinguish change in Surfaxin biological activity over time.  We believe that satisfying the FDA as to the final validation of the BAT is a key remaining chemistry, manufacturing & control (CMC) step necessary to potentially gain FDA marketing approval for Surfaxin for the prevention of RDS ..

In this respect, we conducted a comprehensive preclinical program intended to satisfy the FDA.  The comprehensive preclinical program, as proposed to the FDA, involved the optimization and subsequent revalidation of the BAT, which was then employed in a series of prospectively-designed, side-by-side preclinical studies with the well-established preterm lamb model of RDS.  We have taken into account the FDA’s guidance in conducting our comprehensive program.   These proposed studies were recently completed.  The resulting dataset is undergoing final review and compilation in preparation for submission to the FDA.

Throughout this process, we have had multiple interactions with the FDA intended to ensure that the comprehensive preclinical program satisfies the FDA as to the final validation of the BAT and its ultimate appropriateness as a release and stability test for Surfaxin, upon potential approval.  Previously, we provided additional analysis to the FDA regarding the revalidation of the BAT intended to aid the FDA in its final determination of whether the BAT is appropriately validated for use as an ongoing quality control release and stability test for Surfaxin, if approved.  We are awaiting FDA feedback regarding this analysis and anticipate further interactions in advance of the pending complete response.  Such interactions with the FDA could affect the ultimate timing, conduct and outcomes of remaining steps necessary to gain Surfaxin approval, including the potential filing of the complete response.  We believe we remain on track to submit a complete response to the FDA in the first quarter of 2011, potentially leading to Surfaxin approval later in the year.  If approved, Surfaxin would become the first synthetic, peptide-containing surfactant for commercial use in neonatal medicine.

•	Surfaxin LS and Aerosurf Development Programs

We are conducting important preclinical activities for both Surfaxin LS and Aerosurf to support regulatory requirements for our planned clinical programs.  We intend to initiate these clinical programs upon determining a final regulatory strategy and after securing appropriate strategic alliances and necessary capital.

•
Surfaxin LS, our lyophilized KL4 surfactant, is a dry powder formulation that is resuspended as a liquid prior to use. Surfaxin LS is intended to further improve on the Surfaxin product profile and provide access to international markets.  We plan to seek regulatory guidance regarding our planned Phase 3 clinical program, with the FDA in the fourth quarter 2010 and with the EMA in early 2011.  In support of our planned development and regulatory program for Surfaxin LS, we have contracted with a leading pharmaceutical contract manufacturing organization that has significant lyophilization capital equipment and expertise to establish a Surfaxin LS clinical supply manufacturing capability that is compliant with current good manufacturing practices (cGMP).  We are currently completing the development of our clinical manufacturing process, which includes the conduct of key CMC activities in preparation for the potential manufacture of process validation batches of lyophilized KL4 surfactant in the fourth quarter of 2010.

•
Aerosurf is our novel drug/device combination therapy that, if approved, will enable the early administration of aerosolized surfactant to address neonatal RDS.  Aerosurf holds the promise to significantly expand the use of surfactant therapy by providing neonatologists with a less invasive means of delivering KL4 surfactant without the current requirement of invasive endotracheal intubation and mechanical ventilation.  We plan to seek regulatory guidance concerning our planned Phase 2 clinical programs with both FDA and the EMA in the first half of 2011.  We are also working with a leading technology company with expertise in biomedical device development to optimize the design of our capillary aerosolization device to potentially satisfy regulatory and development requirements for our Aerosurf clinical development programs.

•	Acute Respiratory Failure / Acute Lung Injury Program

We recently completed our analysis of data from our Phase 2 clinical trial of Surfaxin to potentially address Acute Respiratory Failure (ARF).  ARF is a severe respiratory disorder associated with lung injury, often involving surfactant dysfunction.  ARF occurs after patients have been exposed to serious respiratory infections, such as influenza (including the type A serotype referred to as H1N1) or respiratory syncytial virus (RSV).  The study was a multicenter, randomized, masked trial that enrolled 165 children under the age of two and compared Surfaxin treatment to standard of care alone.  The objective was to evaluate the safety and tolerability of intratracheal administration of Surfaxin and to assess whether Surfaxin treatment could decrease the duration of mechanical ventilation in children with ARF.  The reported preliminary results of this trial indicate that (i) Surfaxin treatment was generally safe and well tolerated in the designated patient population, and (ii) Surfaxin treatment reduced time on mechanical ventilation by approximately 10% compared with standard of care alone, although this observation was not statistically significantly.  We recently completed further analyses of the trial data  and found that (a) based on patient stratification by severity of lung injury, Surfaxin treatment  significantly reduced  time on mechanical ventilation in the least severe patient segment (p < 0.01), and (b) Surfaxin treatment reduced the need  for a second surfactant dose (p < 0.05), suggesting a decrease in disease severity following surfactant treatment.  Our analyses of the ARF trial data has been submitted for presentation at medical congresses in 2011.

Data from this trial are supportive of our belief that intervention with aerosolized KL4 surfactant earlier in the disease progression may provide for a better clinical outcome in patients at risk for severe respiratory compromise.  As a next step in development, we have entered into a collaboration with a leading academic center to evaluate the potential advantage of aerosolized KL4 surfactant intervention in a pre-clinical model of acute lung injury and expects this study to conclude in early 2011.

•	Cystic Fibrosis / Mucociliary Clearance Program

Our aerosolized KL4 surfactant has been evaluated in a recently completed investigator-initiated Phase 2a clinical trial in Cystic Fibrosis (CF) patients.  The trial was conducted at a leading research center, The University of North Carolina, and was funded by the Cystic Fibrosis Foundation Therapeutics, Inc., a nonprofit affiliate of the Cystic Fibrosis Foundation.  The results of this trial were presented at the 2010 North American Cystic Fibrosis Conference by Dr. Scott H. Donaldson (University of North Carolina), the study’s principle investigator.  The study was a double-blind, randomized crossover Phase 2a study to evaluate whether our aerosolized KL4 surfactant, delivered by an investigational eFlow Nebulizer System (PARI Pharma GmbH. Munich, Germany), is safe and well tolerated in patients with mild to moderate CF lung disease, compared with the active comparator, aerosolized saline control.  The results demonstrate that (a) delivery of aerosolized KL4 surfactant delivery to CF patients appears feasible, (b) our KL4 surfactant  was generally safe and well tolerated and  not associated with serious adverse events, and (c) produced a marked, significant (p < 0.01) increase from patient baseline in mucociliary clearance (MCC) measured one hour after the last dose in both whole lung and peripheral lung compartments; however, this effect was not different when compared to the active comparator control group at this time point.  This study assessed aerosolized KL4 surfactant in an ambulatory setting and supports a rationale for further development of our aerosolized KL4 surfactant in CF and other diseases associated with mucociliary compromise.

Additionally, the Office of Orphan Products Development of the FDA granted orphan drug designation to our KL4 surfactant for the treatment of CF.  Orphan designation provides a designated indication with up to seven years of U.S. market drug product exclusivity following marketing approval.

As of September 30, 2010, we had cash and cash equivalents of $14.7 million.

We will require additional capital to support our ongoing development activities through the potential approval of Surfaxin in 2011, including activities to advance Surfaxin LS and Aerosurf to our planned Phase 3 and Phase 2 clinical trials.  In addition, our 2010 CEFF, subject to certain conditions that we must meet, may allow us to raise additional capital, although there can be no assurance that the CEFF will be available, and if the CEFF is available at any time, that we will be able to raise sufficient capital when needed.  See, “– Liquidity and Capital Resources – Common Stock Offerings – Financings under the 2008 Shelf Registration Statement,” and “– Committed Equity Financing Facilities.”  As of November 12, 2010, our December 2008 CEFF and the May 2008 CEFF are not available because the closing market price of our common stock ($0.21) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements, to support our product development activities and, if approved, commercialization plans.  We continue to consider potential strategic alliances and alternatives, including additional financings and other similar opportunities.  We believe that our ability to successfully enter into meaningful strategic alliances will likely improve with advances that we may make filing the Complete Response  and receiving potential FDA approval for Surfaxin, and in advancing the development  and regulatory pathway of our Surfaxin LS and Aerosurf programs leading to initiation of clinical trials.  There can be no assurance, however, that we will be able to secure strategic partners or collaborators to support and advise our activities, that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all.  Even if we succeed in securing strategic alliances, raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes to our critical accounting policies since December 31, 2009.  For more information on critical accounting policies, see our 2009 Form 10-K.  Readers are encouraged to review these disclosures in conjunction with their review of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The net loss for the three and nine months ended September 30, 2010 was $6.6 million (or $0.03 per share) and $13.4 million (or $0.08 per share), respectively.  The net loss for the three and nine months ended September 30, 2009 was $8.9 million (or $0.07 per share) and $27.1 million (or $0.24 per share), respectively

Research and Development Expenses

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

Research and development expenses for the three and nine months ended September 30, 2010 were $4.7 million and $13.2 million, respectively.  Research and development expenses for the three and nine months ended September 30, 2009 were $4.5 million and $15.2 million, respectively.  These costs are charged to operations as incurred and are tracked by category, as follows:

( in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development Expenses:	2010	2009	2010	2009

Manufacturing development	$2,846	$2,290	$7,492	$7,895
Development operations	1,178	1,263	3,778	4,720
Direct preclinical and clinical programs	703	977	1,953	2,574
Total Research & Development Expenses (1)	$4,727	$4,530	$13,223	$15,189

(1)
Included in research and development expenses are charges associated with stock-based employee compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718.  For the three and nine months ended September 30, 2010, these charges were $0.1 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2009, these charges were $0.1 million and $0.5 million, respectively.

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

The increase of $0.6 million in manufacturing development expenses for the three months ended September 30, 2010, as compared to the same period in 2009, is primarily due to costs incurred preparing for the initiation of the manufacture of three Surfaxin LS cGMP process validation batches through a third-party contract manufacturing organization (CMO).

The decrease of $0.4 million in manufacturing development expenses for the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily due to our efforts to conserve financial resources following receipt of the April 2009 Complete Response Letter and raw material purchases in the first half of 2009 offset by CMO related costs incurred in the third quarter of 2010.

Development Operations

Development operations includes: (i) medical, scientific, clinical, regulatory, data management and biostatistics activities in support of our KL4 surfactant development programs; (ii) medical affairs activities to provide scientific and medical education support in connection with our KL4 surfactant technology pipeline programs; (iii) design and development for the manufacture of our novel capillary aerosolization systems, including an aerosol generating device, the disposable dose delivery packets and patient interface system necessary to administer Aerosurf for our planned Phase 2 clinical trials and; (iv) pharmaceutical development activities, including development of a lyophilized formulation of our KL4 surfactant.  These costs include personnel, expert consultants, outside services to support regulatory, data management and device development activities, symposiums at key neonatal medical meetings, facilities-related costs, and other costs for the management of clinical trials.

The decrease of $0.1 million and $0.9 million in development operations expenses for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, is primarily due to our efforts to conserve financial resources following receipt of the April 2009 Complete Response Letter, including, in 2009, a reduction of our workforce and a restructuring of certain functions in research and development, primarily medical affairs.

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

Direct pre-clinical and clinical programs expenses for the three and nine months ended September 30, 2010 included: (i) costs associated with activities to address issues identified in the April 2009 Complete Response Letter, including optimization and revalidation of the BAT and studies under our comprehensive program; (ii) activities associated with the recently completed Phase 2 clinical trial evaluating the use of Surfaxin in children up to two years of age suffering with ARF; and (iii) pre-clinical and preparatory activities for our planned Phase 3 clinical program for Surfaxin LS and our Phase 2 clinical program for Aerosurf.

The decrease of $0.3 million in direct preclinical and clinical program expenses for the three months ended September 30, 2010, as compared to the same period in 2009, is primarily due to the completion of the Phase 2 clinical trial for ARF during the first half of 2010. The decrease of $0.6 million in direct preclinical and clinical program expenses for the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily due to completion of the Phase 2 clinical trial for ARF during the first half of 2010 offset by increased costs associated with activities related to addressing the items identified in the April 2009 Complete Response Letter.

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

Certain of the risks and uncertainties affecting our ability to estimate projections and timelines are discussed in our 2009 Form 10-K at “Item 1– Business – Government Regulation;” and in “Item 1A – Risk Factors – The regulatory approval process for our products is expensive and time-consuming and the outcome is uncertain.  We may not obtain required regulatory approvals for the commercialization of our products;” “– Our research and development activities involve significant risks and uncertainties that are inherent in the clinical development and regulatory approval processes;” “– Our ongoing  clinical trials may be delayed, or fail, which will harm our business,” “– The manufacture of our drug products is a highly exacting and complex process, and if we, our contract manufacturers or any of our materials suppliers encounter problems manufacturing our products or the drug substances used to make our products, this could potentially cause us to delay development or clinical programs or, following approval, product launch, or cause us to experience shortages of products inventories;” as well as elsewhere in our 2009 Form 10-K.

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

The status of our lead projects and our other pipeline candidates, including the potential timing and milestones for each, is discussed in our 2009 Form 10-K at “Item 1– Business – Surfactant Replacement Therapy for Respiratory Medicine.” See also, “Item 1 – Business – Business Strategy,” and “Item 1A – Risk Factors – We may not successfully develop and market our products, and even if we do, we may not become profitable,”  “– We will require significant additional capital to continue our planned research and development activities and continue to operate as a going concern.  Moreover, such additional financing could result in equity dilution”  See also, “Business and KL4 Pipeline Programs Update,” in this MD&A, above.

In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions in patient populations ranging from premature infants to adults.  After we have completed Phase 2 proof-of-concept studies for each potential indication, if successful, we plan to assess the potential markets for these products and determine whether to seek strategic alliances or collaboration arrangements, or utilize other financial alternatives to fund their further development.  At the present time, however, we continue to conserve our resources, predominantly by curtailing and pacing investments in these pipeline programs.  See, “Item 1 – Business – Business Operations,” and “ – Surfactant Replacement Therapy For Respiratory Medicine” in our 2009 Form 10-K, and “Business and KL4 Pipeline Programs Update,” in this MD&A, above.

Our ability to generate sufficient capital to support our product development activities and, if approved, commercialization plans, depends upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements.  We believe that our ability to successfully enter into meaningful strategic alliances will likely improve with any advances that we may make in finalizing our development efforts and filing the Complete Response for Surfaxin, and in our Surfaxin LS and Aerosurf programs leading to initiation of clinical trials.  There can be no assurance, however, that we will be able to secure strategic partners or collaborators to support and provide expert advice to guide our activities, that our research and development projects will be successful, or that we will be able to obtain additional capital to support our activities when needed on acceptable terms, if at all.

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

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $1.5 million and $2.4 million, respectively.  Included in general and administrative expenses were charges associated with stock-based compensation of $0.2 million and $0.1 million, respectively. In addition, general and administrative expenses for the three months ended September 30, 2009 include a one-time charge of $0.7 million associated with certain contractual cash severance obligations to our former President and Chief Executive officer. Excluding the one-time charge related to our severance obligation and charges associated with stock-based compensation, general and administrative expenses decreased $0.3 million for the three months ended September 30, 2010 as compared to the same period in 2009.

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $6.3 million and $8.1 million, respectively.  Included in general and administrative expenses were charges associated with stock-based compensation of $0.7 million and $1.5 million, respectively.  Additionally, general and administrative expenses for the nine months ended September 30, 2010 and 2009 include one-time charges of $1.0 million and $0.7 million, respectively, associated with certain contractual cash severance obligations to our former President and Chief Executive officer.  Excluding the one-time charge related to our severance obligation and charges associated with stock-based compensation, general and administrative expenses decreased $1.3 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  The decrease was primarily due to investments in pre-launch commercial capabilities in the first half of 2009 in anticipation of the potential approval and commercial launch of Surfaxin as well as cost containment measures and workforce reduction following receipt of the April 2009 Complete Response Letter for Surfaxin.

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

The change in the fair value of common stock warrant liability for the three and nine months ended September 30, 2010 resulted in expense of $0.4 million and income of $6.4 million, respectively, due primarily to changes in our common stock share price during the periods.

The change in the fair value of common stock warrant liability, for the warrants issued in May 2009, for the three and nine months ended September 30, 2009 resulted in expense of $1.7 million and $3.0 million, respectively, due primarily to an increase in our common stock share price during the periods.

Other Income and (Expense)

Other income and (expense) for the three and nine months ended September 30, 2010 were $(16,000) and $(0.3) million, respectively.  Other income and (expense) for the three and nine months ended September 30, 2009 were $(0.2) million and $(0.8) million, respectively.

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income	$3	$8	$9	$29
Interest expense	(19)	(252)	(350)	(834)
Other income / (expense)	–	–	18	–
Other income / (expense), net	$(16)	$(244)	$(323)	$(805)

Interest income consists of interest earned on our cash and marketable securities.  To ensure preservation of capital, we invest most of our cash and marketable securities in a treasury-based money market fund.

Interest expense consists of interest accrued on the outstanding balance of our loan with PharmaBio and under our equipment financing facilities.  In addition, interest expense includes expenses associated with the amortization of deferred financing costs for the warrant that we issued to PharmaBio in October 2006 as consideration for a restructuring of our loan in 2006.  These costs were fully amortized as of April 2010.

The decrease in interest expense for the three and nine months ended September 30, 2010 as compared to the same periods for 2009 is due to the full amortization of deferred financing costs associated with the warrant that we issued to PharmaBio in October 2006 and a reduction in the outstanding principal balances on our equipment loans.

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

Following receipt from the FDA of a Complete Response Letter for Surfaxin in April 2009, we made fundamental changes in our business strategy.  We now believe that it is in our best interest financially to seek to develop and commercialize our KL4 surfactant technology through strategic alliances or other collaboration arrangements, including in the United States.  However, there can be no assurance that any strategic alliance or other arrangement will be successfully concluded.

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

 In addition, as of October 29, 2010, we have authorized capital available for issuance (and not otherwise reserved) of approximately 48.5 million shares of common stock.  We have presented to our stockholders, for approval at our 2010 Annual Meeting of Stockholders on December 21, 2010, a proposal to authorize our Board, in its sole discretion, to effect a share consolidation, or reverse stock split (reverse split) of our common stock, at a ratio of 1-for-15, on the terms described in the Proxy Statement.  If implemented, a reverse split would result in a share consolidation of all outstanding shares of our common stock, but would not affect the number of authorized shares of capital stock provided in our Certificate of Incorporation.  We, therefore, also submitted to our stockholders a proposal that, if and only if the reverse split is approved, would reduce the total number of authorized shares of common stock from 380 million to 50 million. If approved, these proposals will result in an increase in the number of shares of common stock available for issuance (and not otherwise reserved) and will allow us to potentially raise additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings.

If for any reason, these proposals are not approved, we may be unable to undertake additional financings without first seeking stockholder approval, a process that would require a special meeting of stockholders, a time-consuming and expensive process that could impair our ability to efficiently raise capital when needed, if at all.  In that case, we may be forced to further limit development of many, if not all, of our programs.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

On April 28, 2010, we restructured our $10.6 million loan with PharmaBio and paid in cash principal and interest totaling $6.6 million, and extended payment of the remaining $4 million principal amount under the loan, $2 million became due and was paid on each of July 30, 2010 and September 30, 2010.  See, “– Debt – Loan with PharmaBio Development Inc.”  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities.  As of September 30, 2010, all of our obligations related to the loan with PharmaBio were paid in full.  See, “ – Debt – Loan with PharmaBio Development Inc.”

Also, on April 27, 2010, PharmaBio agreed to purchase 4,052,312 shares of our common stock and warrants to purchase an aggregate of 2,026,156 shares of common stock, priced as units consisting of one share and one-half of a warrant to purchase one share, at an offering price of $0.5429 per unit, resulting in gross proceeds to us, on April 29, 2010, of $2.2 million ($2.1 million net).  The warrants generally will expire in April 2015 and generally will be exercisable beginning on October 28, 2010 at an exercise price per share of $0.7058 per share and, if exercised in full, would result in additional proceeds to us of approximately $1.4 million. See, “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”

The April 2010 PharmaBio Agreement also provides that we and PharmaBio will negotiate in good faith to potentially enter into a strategic arrangement under which PharmaBio would provide funding for a research collaboration between Quintiles and us relating to the possible research and development, and commercialization of two of our drug product candidates, Surfaxin LS and Aerosurf, for the prevention and treatment of RDS in premature infants.  However, neither party is obligated to enter into any such arrangement except to the extent that the parties, in their individual and sole discretion, enter into definitive documents with respect thereto.  Accordingly, there can be no assurances that any such arrangement will be completed.

On June 11, 2010, we entered into a Committed Equity Financing Facility (2010 CEFF) with Kingsbridge Capital Limited (Kingsbridge) under which we generally are entitled to sell, and Kingsbridge is obligated to purchase, from time to time over a period of three years, subject to certain conditions and restrictions, shares of our common stock for cash consideration of up to an aggregate of the lesser of $35 million or 31,597,149 shares.  Kingsbridge’s obligation to purchase shares of our common stock is subject to satisfaction of certain conditions at the time of each draw down, as specified in the Purchase Agreement.  In connection with the 2010 CEFF, we  issued a warrant to Kingsbridge to purchase up to 1,250,000 shares of our common stock at a price of $0.4459 per share, which is fully exercisable (in whole or in part) beginning December 11, 2010 and for a period of five years thereafter.  If exercised in full, the warrant potentially could result in additional proceeds to us of approximately $560,000.  See, “ –Committed Equity Financing Facilities (CEFFs).”

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

On October 12, 2010, PharmaBio agreed to purchase 2,380,952 shares of our common stock and warrants to purchase an aggregate of 1,190,476 shares of common stock, sold as units consisting of one share of common stock and one warrant to purchase one-half of a share of common stock, at an offering price of $0.21 per unit, resulting in gross proceeds to us of $500,000.  The warrants generally will expire in October 2015 and are immediately exercisable for cash (except in certain limited circumstances), subject to an aggregate beneficial ownership limitation of 9.99%, at an exercise price per share of $0.273 per share and, if exercised in full, would result in additional proceeds to us of approximately $0.325 million.  See, “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”

As of September 30, 2010, we had cash and cash equivalents of $14.7 million, which includes net proceeds of $0.6 million in September 2010 from the first of two settlements from a September 2010 draw down on our 2010 CEFF.  We will require additional capital to support our ongoing development activities through the potential approval of Surfaxin in 2011, including activities to advance Surfaxin LS and Aerosurf to our planned Phase 3 and Phase 2 clinical trials.  We recently received payment of a non-dilutive grant under the Patient Protection and Affordable Care Act of 2010 in the amount of approximately $0.25 million to support our activities related to Aerosurf.  In addition, our 2010 CEFF, subject to certain conditions that we must meet, may allow us to raise additional capital, although there can be no assurance that the CEFF will be available, and if the CEFF is available at any time, that we will be able to raise sufficient capital when needed. As of November 12, 2010, our December 2008 CEFF and the May 2008 CEFF were not available because the closing market price of our common stock on that date ($0.21) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.  See, “– Committed Equity Financing Facilities (CEFFs),” below.

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

Cash Flows

As of September 30, 2010, we had cash and cash equivalents of $14.7 million compared to $15.7 million as of December 31, 2009.  Cash outflows before financings for the nine months ended September 30, 2010 consisted of $15.5 million used for ongoing operating activities, a one-time payment of $1.1 million to satisfy our severance obligations to our former President and Chief Executive Officer, and $11.2 million used for debt service (primarily payments of $10.6 million of principal and accrued interest to PharmaBio).

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $18.7 million and $21.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Our cash flows used in operating activities are a result of our net operating losses adjusted for non-cash items associated with stock-based compensation, fair value adjustment of common stock warrant, depreciation and changes in our accounts payable, accrued liabilities and receivables.  Cash flows used in operating activities for the nine months ended September 30, 2010 and 2009 included one-time payments of $1.1 million and $0.3 million, respectively, to satisfy our severance obligations to our former President and Chief Executive Officer.  Additionally, for the nine months ended September 30, 2010, cash flows from operating activities included a $2.1 million interest payment in connection with satisfying our PharmaBio loan.

Cash Flows Used in Investing Activities

Cash flows used in investing activities included purchases of equipment of $0.1 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Cash Flows from/(used in) Financing Activities

Cash flows from financing activities were $17.7 million and $14.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Cash flows from financing activities for the nine months ended September 30, 2010 primarily included net proceeds of $15.1 million from the February 2010 public offering, $2.1 million from the April 2010 offering to PharmaBio, $9.1 million from the June 2010 public offering, and $0.6 million from the first of two settlements from a September draw down on our June 2010 CEFF.  Cash flows used in financing activities reflect principal payments on our equipment loan and capital lease obligations of $0.6 million and principal payments on our PharmaBio loan of $8.5 million.  See, “– Debt – Loan with PharmaBio Development Inc,” and “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”

Cash flows from financing activities for the nine months ended September 30, 2009 included net proceeds of $10.5 from our May 2009 Registered Direct Offering and $6.0 million from financings pursuant to our CEFFs, partially offset by $2.3 million of principal payments on our equipment loans.

Committed Equity Financing Facilities (CEFFs)

On June 11, 2010, we entered into the 2010 CEFF with Kingsbridge.  The 2010 CEFF is our fifth CEFF with Kingsbridge since 2004.  As of September 30, 2010, we had three effective CEFFs, as follows: (i) the 2010 CEFF; (ii) the CEFF dated December 12, 2008 (December 2008 CEFF), and (iii) the CEFF dated May 22, 2008 (May 2008 CEFF), which allow us to raise capital for a period of three years ending June 11, 2013, June 18, 2011 and February 6, 2011, respectively, at the time and in amounts deemed suitable to us to support our business plans.  We are not obligated to utilize any of the funds available under the CEFFs.  Our ability to access funds under the CEFFs is subject to minimum price requirements, volume limitations and other conditions.

As of September 30, 2010, under the 2010 CEFF, we had approximately 28.5 million shares potentially available for issuance (up to a maximum of $34.4 million), provided that the volume-weighted average price (VWAP) on each trading day must be at least equal to the greater of $0.20 or 90% of the closing market price on the day preceding the first day of draw down (Minimum VWAP).  Under the December 2008 CEFF, we had 7.1 million shares potentially available for issuance (up to a maximum of $17.7 million), provided that the VWAP on each trading day during the draw-down period must be at least equal to the greater of $.60 or the Minimum VWAP  Under the May 2008 CEFF, we had approximately 12.8 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the VWAP on each trading day must be at least equal to the greater of $1.15 or the Minimum VWAP. Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See, our 2009 Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs)” and, for a detailed description of our 2010 CEFF, our Quarterly Report on Form 10-Q, for the period ending June 30, 2010 – Note 5 – Committed Equity Financing Facilities (CEFFs) – 2010 CEFF.

On October 4, 2010, we completed a financing under our 2010 CEFF resulting in gross proceeds of approximately $1.0 million from the issuance of 5,272,361 shares of our common stock at an average price per share, after applicable fees and discounts, of $0.18.  The settlement dates for this draw down were September 28, 2010 and October 4, 2010, respectively.

On November 9, 2010, we completed a financing under our 2010 CEFF resulting in gross proceeds of approximately $.36 million from the issuance of 2,488,218 shares of our common stock at an average price per share, after applicable fees and discounts, of $0.17. The settlement dates for this draw down were November 4, 2010 and November 9, 2010.

As of November 12, 2010, the 2010 CEFF was available, subject to certain conditions that we must meet, but the December 2008 CEFF and the May 2008 CEFF were not available because the closing market price of our common stock on that date ($0.21) was below the minimum price required ($0.60 and $1.15, respectively) to utilize those facilities.  See, “– Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”

During 2009, we raised an aggregate of $10.7 million from 10 draw-downs under our CEFFs.  We anticipate using our CEFFs (at such times as our stock price is at least equal to the minimum price requirement) to support our working capital needs and maintain cash availability in 2010.

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

Financings under the 2008 Shelf Registration Statement

On October 12, 2010, we entered into a Securities Purchase Agreement with PharmaBio, as the sole purchaser, pursuant to which PharmaBio agreed to purchase 2,380,952 shares of our common stock and warrants to purchase an aggregate of 1,190,476 shares of common stock, sold as units consisting of one share of common stock and one warrant to purchase one-half of a share of common stock, at an offering price of $0.21 per unit, representing, the greater of (a) the VWAP on the Nasdaq Capital Market for 10 consecutive trading days ending on October 11, 2010 and (b) the VWAP on October 11, 2010.  This offering resulted in gross proceeds to us of $0.5 million.  The warrants generally will expire in October 2015 and are immediately exercisable, subject to an aggregate beneficial ownership limitation of 9.99%, at an exercise price per share of $0.273 per share and, if exercised in full, would result in additional proceeds to us of approximately $0.325 million. The warrants are exercisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the sale of the warrant shares, the holder may exercise on a cashless basis.  In addition, upon 20 days’ written notice to the holder of the warrant, we may redeem any or all of the warrants at any time within 20 days following the occurrence of a “trading threshold” (as defined below) at a per-warrant redemption price of $0.001.   A “trading threshold” will be deemed to have occurred on any date that the reported VWAP for five of the immediately preceding  seven consecutive trading days exceeds $0.45, provided that the minimum average daily trading volume of our common stock during the seven-day period is at least 500,000 shares (the price and volume criteria being adjusted to take into account any share dividend, share split or other similar transaction that may occur on or after the issuance).

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

As of September 30, 2010, $75.0 million remained available under the 2008 Shelf Registration Statement for potential future offerings.  If the aggregate market value of our common stock remains below $75.0 million, the number of shares that we may offer and sell pursuant to this shelf registration statement within any 12 calendar month period may be limited to one third of the aggregate market value of our common stock held by held by non-affiliates (known as “public float”).

Debt

Historically, we have, and expect to continue to, fund our business operations through various sources, including debt arrangements such as credit facilities and equipment financing facilities.

Loan with PharmaBio Development Inc.

On April 28, 2010, we restructured our $10.6 million loan with PharmaBio.  The related Payment Agreement and Loan Amendment dated April 27, 2010 (PharmaBio Agreement) provided for (a) payment in cash of an aggregate of $6.6 million, representing $4.5 million in outstanding principal and $2.1 million in accrued interest, and (b) of the remaining $4 million principal amount under the loan, $2 million became due and was paid on each of July 30, 2010 and September 30, 2010.  Also under the PharmaBio Agreement, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 2,393,612 shares of our common stock that we had issued previously to PharmaBio in connection with the PharmaBio loan and a previous offering of securities, as follows: a warrant to purchase 850,000 shares of common stock, at $7.19 per share expiring on November 3, 2014, a warrant to purchase 1,500,000 shares of common stock at $3.58 per share expiring on October 26, 2013 and a warrant to purchase 43,612 shares of our common stock at $6.875 per share expiring on September 19, 2010.  As of September 30, 2010, all of our obligations related to the loan with PharmaBio were paid in full.

Equipment Financing Facilities

As of September 30, 2010, approximately $0.1 million ($0.1 million classified as current liabilities and $5,000 as long-term liabilities) was outstanding under a May 2007 Credit and Security Agreement with GE Business Financial Services Inc. (GE, formerly Merrill Lynch Business Financial Services Inc).  The right to draw under this facility expired in 2008.

In September 2008, we entered into a Loan Agreement and Security Agreement with the Commonwealth of Pennsylvania, Department of Community and Economic Development (Department), pursuant to which the Department made a loan to us from the Machinery and Equipment Loan Fund in the amount of $500,000 (MELF Loan).  As of September 30, 2010, approximately $0.4 million was outstanding under the facility ($0.1 million classified as current liabilities and $0.3 million as long-term liabilities).

See, our 2009 Form 10-K – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Equipment Financing Facilities.”

Contractual Obligations and Commitments

During the nine-month period ended September 30, 2010, there were no material changes to our contractual obligations and commitments disclosures as set forth in our 2009 Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations,” except as noted below.

In connection with the resignation in August 2009 of Robert J. Capetola, Ph.D., our former President, Chief Executive Officer and member of our Board, we entered into a separation agreement and general release (Separation Agreement) dated August 13, 2009, that provided, among other things, for periodic severance payments through the earlier of (i) May 3, 2010 (Severance Period) or (ii) the date, if ever, of a Corporate Transaction (defined below).  Under the Separation Agreement, if a “Corporate Transaction” not involving a change of control were to occur during the Severance Period, Dr. Capetola would become entitled to receive an additional severance payment of up to $1,580,000, reduced by the sum of the aggregate cash severance amounts already paid under the Separation Agreement.  A “Corporate Transaction” was defined to include one or more public or private financings completed during the Severance Period and resulting in cash proceeds (net of transaction costs) to us of at least $20 million.  From August 13, 2009 through February 23, 2010, we raised approximately $21.0 million of aggregate net proceeds, including approximately $5.9 million from financings under our CEFFs and $15.1 million from a public offering that was completed on February 23, 2010.  Accordingly, on March 3, 2010, we paid to Dr. Capetola an additional $1.06 million (less withholding), representing $1.58 million reduced by the sum of the cash severance amounts previously paid under the Separation Agreement, which totaled approximately $0.52 million.  At this time, our obligation to make periodic payments under the Separation Agreement has been satisfied and no further payments are due to Dr. Capetola.  See, “Item 11– Executive Compensation –Resignation of our President and Chief Executive Officer,” in our Amendment No. 1 to our 2009 Form 10-K that we filed with the SEC on April 30, 2010 (2009 Form 10-K/A-1).

In February 2010, we provided notice of non-renewal with respect to all of our executive employment agreements other than the agreements that we maintain with the following five officers:  President and Chief Financial Officer (formerly Executive Vice President and CFO); Executive Vice President,  General Counsel and Secretary; Chief Operating Officer (formerly Senior Vice President, Commercialization and Corporate Development), Chief Technology Officer (formerly Senior Vice President, Manufacturing Operations, who resigned his position in September 2010), and Senior Vice President, Human Resources.  In May 2010, we entered into retention agreements with those officers whose employment agreements were not renewed that generally provide severance benefits equal to (i) six or 12 months, depending upon title, of the executive’s base salary then in effect, plus a prorated bonus amount based on the executive’s target bonus.  In addition, the retention letter provides for six or 12 months, depending upon title, of benefits continuation.  The severance benefits are conditioned upon the execution of general release of claims.  These agreements expire on December 31, 2011.

On October 15, 2010, our Board appointed  W. Thomas Amick, Chairman of our Board, as our full-time Chief Executive Officer effective October 18, 2010.  As of October 18, 2010, we entered into an employment agreement with Mr. Amick, under which he will receive: a base salary of at least $400,000 per year and a discretionary annual bonus opportunity in the form of either cash or equity, or both, subject to the discretion of the Compensation Committee of the Board.  In addition, on October 18, 2010, Mr. Amick was granted 400,000 restricted shares of our common stock (the “RSAs”).  The RSAs will vest on the earliest to occur of the following: (i) the second anniversary of the date of grant; (ii) the date of issuance by FDA of marketing approval for Surfaxin® for the prevention of respiratory distress syndrome (RDS) in premature infants; and (iii) the effective date of a strategic alliance, collaboration agreement or other similar arrangement between us and one or more third parties providing for the support for the development and/or commercialization of one or more of our lead research and development programs – Surfaxin, Surfaxin LS™ or Aerosurf® (whether a transaction meets this requirement shall be determined by the Board in its sole discretion).  The RSAs will vest only if Mr. Amick is actively providing services to the Company on the day of vesting.

Under Mr. Amick’s employment agreement, if Mr. Amick’s employment is terminated by us without “cause” or by Mr. Amick for “good reason” (both as defined in the employment agreement), he will be entitled to (a) acceleration and vesting of all stock and options then held by him, (b) a lump-sum payment equal to the product of 1.5 and the sum of (x) his then-current base salary and (y) the largest annual cash bonus paid to Mr. Amick in the three fiscal years immediately preceding the date of termination (the “Highest Annual Bonus”), (c) a pro-rata bonus payable in a lump sum equal to the Highest Annual Bonus multiplied by a fraction the numerator of which is the number of days the executive was employed in the current fiscal year and the denominator of which is 365, (d) continuation of health benefits (or their equivalent) for Mr. Amick and the members of his family who were participating in our health and welfare plans at the time of termination for 18 months after the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis), and (e) outplacement counseling assistance in the form of reimbursement for reasonable expenses incurred by the executive within 12 months following the date of termination, up to a maximum amount of $40,000.

In addition, following a change in control of the Company, if his employment is terminated by the Company without “cause” or by Mr. Amick for “good reason” (both as defined in the employment agreement), in lieu of the benefits described above, he will be entitled to (a) the acceleration and vesting of all stock and options  then held by him, (b) a lump sum payment equal to the product of 2.5 and the sum of (x) his then current base salary and (y) the Highest Annual Bonus, (c) a pro-rata bonus payable in a lump sum equal to the Highest Annual Bonus multiplied by a fraction the numerator of which is the number of days the executive was employed with the Company in the current fiscal year and the denominator of which is 365, (d) continuation of health benefits (or their equivalent) for Mr. Amick and the members of his family who were participating in our health and welfare plans at the time of termination for 18 months after the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis), and (e) outplacement counseling assistance in the form of reimbursement for reasonable expenses incurred by the executive within 12 months following the date of termination, up to a maximum amount of $40,000.

The agreement also includes a 12-month post-employment noncompetition agreement, confidentiality and assignment of intellectual property provisions and an excise tax gross-up feature.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  In making this evaluation, they considered that, as a result of restatements of our 2009 financial statements and our quarterly reports for the periods ended March 31, 2010 and June 30, 2010, which we filed with the SEC on November 15, 2010, a material weakness was identified in our internal control regarding our process and procedures related to the initial classification and subsequent accounting of registered warrants as liabilities or equity instruments.  Solely as a result of the previously identified material weakness, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To respond to the material weakness that we recently identified, we plan to devote internal resources to improving our internal control over financial reporting.  While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our legal and finance personnel and third party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In addition to the risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q, see the risks and uncertainties discussed in our 2009 Form 10-K and our 2009 Form 10-K/A-1, including the “Risk Factors” section contained in our 2009 Form 10-K.

As we are unable to regain compliance with the Minimum Bid Price Requirement of The Nasdaq Capital Market® prior to November 29, 2010, we will be forced to seek a hearing and submit a plan for regaining compliance.  As a result, our stock price may decline and, following a hearing, our common stock may delisted from the Nasdaq Capital Market. If our stock is no longer listed on Nasdaq Capital Market, the liquidity of our securities would be impaired.

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

In May 2010, we anticipated that we would not regain compliance with the Minimum Bid Price Rule on or before June 1, 2010 and filed an application to transfer the listing of our common stock from the Global Market to The Nasdaq Capital Market, which was effective at the opening of the market on June 4, 2010.  Our common stock currently trades on the Nasdaq Capital Market under the symbol DSCO and the transfer has had no impact on the ability of investors to trade the stock.  The Nasdaq Capital Market is a continuous trading market that operates in the same manner as The Global Market.  All companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

Also on June 2, 2010, based on our ability to comply with all listing requirements of the Nasdaq Capital Market other than the Minimum Bid Price Rule, we received a written notification from Nasdaq granting us an additional 180 days, or until November 29, 2010, to regain compliance with the Minimum Bid Price Rule.  Under the Nasdaq Listing Rules, if prior to November 29, 2010, the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Rule and our common stock will continue to be eligible for listing on the Nasdaq Capital Market.

As we will not achieve compliance with the Minimum Bid Price Rule by November 29, 2010, we expect that Nasdaq will provide us with written notification that our common stock is subject to delisting.  Currently, we plan to request a hearing with a Nasdaq Hearing Panel, which if granted, would stay delisting pending the hearing.  At the hearing, we will present a plan for regaining compliance with the Minimum Bid Price Rule.  We have presented to our stockholders, for approval at our 2010 Annual Meeting of Stockholders on December 21, 2010, a proposal to authorize our Board, in its sole discretion, to effect a share consolidation, or reverse stock split (reverse split) of our common stock, at a ratio of 1-for-15, on the terms described in the Proxy Statement.  If a reverse split is approved by our stockholders, our plan to regain compliance may include a reverse split.

If the Nasdaq Panel determines that we can continue to list our common Stock on the Nasdaq Capital Market following implementation of a reverse split, our Board will weigh the benefits of continued listing on the Nasdaq Capital Market, the potential adverse impact of a reverse split and the perceived weaknesses of the OTC Bulletin Board.  At the present time, our Board believes that the benefits of continuing our listing on the Nasdaq Capital Market outweigh the risks associated with implementing a reverse split.  However, the Board will not implement a reverse split or a reduction in the number of authorized shares of Common Stock if it determines at any time that a reverse split would not be in our best interests or that of our stockholders.

If our common stock were delisted from the Nasdaq Capital Market, it would then be eligible for quotation on the OTC Bulletin Board® of the Financial Industry Regulatory Authority, Inc. (FINRA) or the over-the-counter market in the Pink Sheets® (a quotation medium operated by Pink OTC Markets Inc.). This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. As a result, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.  We have been advised that current and prospective investors will view an investment in our common stock more favorably if our Common Stock is listed on the Nasdaq Capital Market than if it is traded on the OTC Bulletin Board.

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

Following the resignation of our former President and Chief Executive Officer and a member of our Board of Directors in August 2009, our Board elected W. Thomas Amick, our Chairman of the Board, to act as Chief Executive Officer on an interim basis.  This arrangement was extended through June 30, 2011.  In October, Mr. Amick joined our company on a full-time basis as Chief Executive Officer.  Until October, Mr. Amick was otherwise employed by another biotech company as its Chief Executive Officer, and was able to devote only a portion of his time to his duties as our interim Chief Executive Officer.

As of September 30, 2010, we had employment agreements with four executive officers, including: President and Chief Financial Officer and Treasurer; Executive Vice President, General Counsel and Secretary; Chief Operating Officer; and Senior Vice President, Human Resources, that expire in May 2011.  As of October 18, 2010, we entered into an executive employment agreement with Mr. Amick, our Chief Executive Officer, which expires in October 2011.  These agreements provide for automatic one-year renewal at the end of each term, unless otherwise terminated by either party.  In addition, in May 2010, we entered into retention agreements with five other officers under which each officer is provided certain severance benefits, based on title.  While we believe that our executive benefits are sufficient to attract and retain executive management, as the economic environment in our market improves, we face intense competition for our executives.  In July, our Senior Vice President, Quality, resigned his position with us and accepted a position with another biotech company.  In September 2010, Charles Katzer, our Chief Technology Officer resigned his position with us and accepted another position.  The loss of services from any of our remaining executives could significantly adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.  Further, we do not maintain key-man life insurance.

We expect that, once we have secured sufficient strategic and financial resources to support our operations, including the continuing development of our KL4 surfactant technology, we will seek to attract candidates to join  our management and development teams, although there can be no assurances that we will be successful in that endeavor.  Moreover, although our executive employment agreements with our five senior officers generally include non-competition covenants and provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the applicable noncompete provisions can be difficult and costly to monitor and enforce, such that we may not be successful in retaining these individuals and, if any should resign, in enforcing our noncompetition agreements with them.

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

As described earlier, we have restated our consolidated financial statements for the periods ended beginning June 30, 2009 through June 30, 2010.  The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs.  Although we have now completed the restatements, we cannot guarantee that we will have no inquiries from the SEC or the Nasdaq Capital Market regarding our restated financial statements or matters relating thereto.

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

As described elsewhere in this Quarterly Report on Form 10-Q, in connection with the restatement process, we identified a material weakness in our internal control regarding our process and procedures related to the initial classification and subsequent accounting of registered warrants as liabilities or equity instruments dating back to May 2009.  Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for registered warrants that we issued in May 2009 and February 2010 as derivative liabilities instead of equity. Given this material weakness, management was unable to conclude that we maintained effective internal control over financial reporting as of September 30, 2010.

To respond to the material weakness, we plan to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our legal and finance personnel and third party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

If a reverse split is effected, the total value of our outstanding shares (market capitalization) immediately after a reverse split may be lower than immediately before a reverse split. Moreover, a decline in the market price of our common stock after a reverse split may result in a greater percentage decline than would occur in the absence of a reverse split.

As noted above, we have presented to our stockholders, for approval at our 2010 Annual Meeting of Stockholders on December 21, 2010, a proposal to authorize our Board, in its sole discretion, to effect a share consolidation, or reverse stock split (reverse split) of our common stock, at a ratio of 1-for-15, on the terms described in the Proxy Statement.  In that regard, there are numerous risks and uncertainties that could affect the value of our common stock after a reverse split.  In addition to risks and uncertainties related directly to our company, including without limitation, the status of our research and development programs, our cash position and reported results of operations in future periods, and our ability to attract and retain key executive management and professional personnel, other factors include market conditions as a whole and the general economic environment.  In addition, reverse splits that are effected to regain compliance with the Minimum Bid Price Rule are generally viewed negatively by many investors, analysts and institutions.  Even though a reverse split would have no impact on our capital, cash position, financial condition, or the number of our stockholders, our research suggests that, with the announcement and after implementation of a reverse split, there is reverse-split-related trading activity that may have the effect of depressing the market price of our common stock and our market capitalization.  Thus, although a reverse split may support continued listing of our common stock on the Nasdaq Capital Market, implementing a reverse split could adversely affect our market value and make it more difficult to finance our activities.

For these reasons, if the Board implements a reverse split, the market price of our common stock will likely not be sustainable at the arithmetic result obtained by applying the ratio of the reverse stock split by the market price of our stock immediately prior to the announcement of a reverse split, and the percentage decline in our market value may be greater than would occur in the absence of a reverse split.  If the market price of our common stock declines after the reverse split, our total market capitalization (the aggregate value of all of our outstanding common stock at the then existing market price) after the split will be lower than before the split.

If the value of our common stock is reduced following a reverse split below the minimum price permitted under our Committed Equity Financing Facilities (“CEFFs”), we will be unable to access our CEFFs.  In that event, we may be unable to fund our activities, which would have a material adverse effect on our operations.

Except for our CEFFs (which are subject to certain limitations), we currently do not have arrangements to obtain additional financing.  If we are unable to meet the conditions provided under the CEFFs, we will not be able to issue any portion of the shares potentially available for issuance under the CEFFs to fund our activities and the CEFFs may expire.  If we are otherwise unable to successfully raise sufficient additional capital, through strategic alliances and other financing alternatives, we will likely not have sufficient cash flow and liquidity to fund our business operations, forcing us to curtail our activities and, ultimately, potentially cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in that event, the market price of our common stock may decline further.

If a reverse split is effected, there is no assurance that we will be able to comply with the continued listing requirements of the Nasdaq Capital Market, which may result in our common stock being delisted even after implementing a reverse split.

If the Board determines that a reverse split is in our best interests and that of our stockholders, the Board will set the ratio with the intent of raising the price per share of our common stock above $1.00 to comply with Nasdaq’s Minimum Bid Price Rule.  However, there is no assurance that after the reverse split is completed, our common stock will maintain its reverse split adjusted price.  As a result, our stock price could trade below the required $1.00 minimum bid price and we may not regain or maintain compliance with the Nasdaq Capital Market listing requirements.  Moreover if trading activity following a reverse split has the effect of reducing the total market capitalization of our company, we may be unable to fund our activities, resulting in reductions in our stockholders’ equity.  In addition to a minimum bid price, other Nasdaq continued listing requirements require that we maintain a market capitalization of at least $35 million and stockholders’ equity of at least $2.5 million.  If we are unable to meet these requirements following a reverse split, the reverse split may not achieve its intended purpose and we would nevertheless receive a delisting notice from the Nasdaq Capital Market for failure to comply with one or more of the continued listing requirements.

If effected, a reverse split may reduce liquidity and increase volatility of our common stock.

Our stock historically has traded at relatively high average volumes, which often produces pricing efficiencies.  Following a reverse split, the number of shares available for trading in the public market will be reduced by a factor of 15.  The reduction in shares could result in reduced trading activity, fewer market makers and less interest in our stock.  This could result in increased volatility and adversely affect liquidity of our common stock.

The market price of our common stock following a reverse split may not generate increased interest in our common stock by institutional investors, investment funds or broker dealers and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher per-share market value may help generate increased interest in our common stock, there can be no assurance that a reverse split in the range proposed would generate any increased interest in our common stock, by institutional investors, investment funds, advisors or broker dealers.  As a result, the trading liquidity of our common stock may not necessarily improve following a reverse split.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and nine months ended September 30, 2010, we did not issue any unregistered shares of common stock.  There were no stock repurchases during the three and nine months ended September 30, 2010.

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

Discovery Laboratories, Inc. (Registrant)

Date: November 15, 2010	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), dated December 9, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 9, 2009.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004.	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Form of Class A Investor Warrant.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 20, 2003.

4.3	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.4	Warrant Agreement, dated November 22, 2006 by and between Discovery and Capital Ventures International	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.5	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.6	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.7	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.8	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.9	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing
4.10	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.11	Form of Five-Year Warrant dated June 22, 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.12	Form of Short-Term Warrant dated June 22, 2010	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.13	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

4.14	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

10.1*	Renewal of Interim CEO Agreement dated July 2, 2010 between W. Thomas Amick and Discovery.	Incorporated by reference to Exhibit 10.8 to Discovery’s Quarterly Report on Form 10-Q dated June 30, 2010, as filed with the SEC on August 9, 2010.

10.2*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 1, 2010.

10.3	Securities Purchase Agreement dated October 12, 2010 by and between PharmaBio and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

10.4*	Employment Agreement dated as of October 18, 2010 by and between W. Thomas Amick and Discovery	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.