Form 10-K/A
period 2010-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2011-04-29
CIK 946486

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
YES  ☐    NO  ☒

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant computed using the closing price of common equity as reported on The Nasdaq Capital Market under the symbol DSCO on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $36 million.  For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of its 2009 Annual Report on Form 10-K; (b) all directors of the registrant as of June 30, 2010; and (c) each shareholder, if any, that the registrant reasonably believed to be the beneficial owner of 10% or more of the outstanding shares of common stock of the registrant as of June 30, 2010.

As of April 25, 2011, 24,178,502 shares of the registrant’s common stock were outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

Explanatory Note to Amendment No. 1

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (“Form 10-K”), solely (i) to include portions of Item 10 and Items 11 through 14 of Part III of the Form 10-K as contemplated by instruction G(3) to the Form 10-K, and (ii) to include as exhibits in Part IV, Item 15 of the Form 10-K, the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”).  Other than the addition of Items 10-14 and the new certifications, the Form 10-K is not being amended or updated in any respect.  This Amendment No. 1 continues to describe the conditions as of the date of the Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Form 10-K.  This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendment to those filings.

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
For the Fiscal Year Ended December 31, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The following table sets forth the names of the persons serving on our Board of Directors (the “Board”).  Our stockholders elect the directors to serve until the next annual meeting of stockholders and, if applicable, until their successors are duly elected and qualified.

Name	Age	Position with the Company
W. Thomas Amick	68	Director, Chairman of the Board of Directors and Chief Executive Officer

Antonio Esteve, Ph.D.	53	Director

Max E. Link, Ph.D.	70	Director

Herbert H. McDade, Jr.	84	Director

Bruce A. Peacock	59	Director

Marvin E. Rosenthale, Ph.D.	77	Director

W. Thomas Amick has served as a member of our Board since September 2004, as our Chairman since March 2007, as our Interim Chief Executive Officer effective August 2009, and as our Chief Executive Officer since October 18, 2010.  From March 2005 to October 2010, Mr. Amick served as President and Chief Executive Officer of Aldagen, Inc., a privately-held life sciences company.  In 2004, Mr. Amick retired from a 30-year career with Johnson & Johnson, having most recently served, from 2003 to 2004, as Vice President, Business Development at Johnson & Johnson Development Corporation.  Previously, Mr. Amick served as President of Ortho Biotech Europe; at Johnson & Johnson, as President of Janssen-Ortho, Inc., managing the entire Johnson & Johnson pharmaceutical and biotechnology portfolio for Canada; and as Vice President of the Oncology Franchise of Ortho Biotech.  He has held various other sales and executive positions throughout his career.  Mr. Amick is a member of the board of directors of a private biotechnology company.  He holds a B.A. degree in business administration from Elon College and has attended executive courses at the Kellogg School of Management, Harvard Business School and Darden School of Business.

In addition to his role as Chief Executive Officer, Mr. Amick brings to our Board and executive team broad management experience, having more than 30 years of pharmaceutical and biotechnology experience as a senior executive with Johnson & Johnson.  Mr. Amick was instrumental in starting Johnson & Johnson’s biotechnology/oncology business.  His expertise and track record of leadership in developing successful businesses, both domestic and international, adds significant depth to our management team and our Board.  In addition, Mr. Amick recently served as an advisor to private equity firms that focus on the biopharmaceutical industry and is therefore able to provide the Board important information about the current funding practices of significant investors in the biotechnology sector.

Antonio Esteve, Ph.D., has served as a member of our Board since May 2002.  Dr. Esteve has chaired the company that bears his surname, Laboratorios del Dr. Esteve, S.A., since 2005, having previously held various posts within.  Since 2003, he has chaired the Blood and Tissue Bank (BST) owned by the Department of Health of the Government of Catalonia.  In 2009, Dr. Esteve was appointed President of the Prince of Girona Foundation.  He has also served as President of Farmaindustria (National Association of the Pharmaceutical Industry in Spain) (2006-2008), and is a member of the IFPMA Council (International Federation of Pharmaceutical Manufacturers & Associations) and various advisory boards in Spain.  Dr. Esteve is also a member of the Royal Academies of Pharmacy and Medicine of Catalonia and a Permanent Member of the Royal Academy of Doctors of Spain.  Dr. Esteve holds a Doctorate in Pharmacy and PDD (Executive Development Program) from IESE (Business School of the University of Navarra, Barcelona, Spain).

We have entered into a strategic alliance agreement with Laboratorios del Dr. Esteve, S.A. for the development, marketing and sales of a broad portfolio of potential surfactant products in Andorra, Greece, Italy, Portugal, and Spain.  With his significant experience in drug development, marketing and sales practices in Europe, and a full complement of development and marketing experts employed by his company, Dr. Esteve is positioned to advise our Board on current trends and developments in the drug development industry in Europe and specifically on matters related to drug development and marketing of our products overseas

Max E. Link, Ph.D. has served as a member of our Board since October 1996.  Dr. Link has held a number of executive positions with pharmaceutical and health care companies.  He currently serves on the board of directors of three other publicly-traded life science companies: Alexion Pharmaceuticals, Inc., Celsion Corporation and CytRx Corporation.  Until May 2008 he served as a director of Human Genome Sciences, Inc.  Previously, Dr. Link served as Chairman and Chief Executive Officer of Centerpulse, Ltd.; as Chief Executive Officer of Corange Limited, the parent company of Boehringer Mannheim, now F. Hoffmann La Roche & CIE AG, and DePuy, Inc.  Prior to that time, he served in a number of positions within Sandoz Pharma, Ltd., now Novartis Pharma, Ltd., including as Chief Executive Officer and as Chairman.  Dr. Link holds a Ph.D. in Economics from the University of St.Gallen, Switzerland.

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

Herbert H. McDade, Jr. has served as a member of our Board since June 1996 and as our Chairman of the Board from June 2000 until March 2007.  From 1986 to 1989, Mr. McDade served as Chairman, Chief Executive Officer and President of Armour Pharmaceutical Company.  Previously, Mr. McDade was employed by the Upjohn Company for 20 years and served for 14 years as President of Revlon Health Care Pharmaceuticals and Revlon Health Care International.  Until May 2007, Mr. McDade was a member of the board of directors of Access Pharmaceuticals, Inc., and until January 2003, he was a member of the board of directors of CytRx Corporation.  Mr. McDade received a Bachelor of Science degree in Biology and pre-med from the University of Notre Dame and a Bachelor of Philosophy and Theology from Laval University.

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

Bruce A. Peacock has served as a member of our Board since September 2010.  Since May 2006, Mr. Peacock has served as a Venture Partner with SV Life Sciences Advisors, LLC.  Since September 2010, Mr. Peacock has served as Chief Business Officer of Ophthotech Corporation.  He also serves as a Director and Co-Chairman of Alba Therapeutics and served as President and Chief Executive Officer from April 2008 to February 2011.  Prior to joining SV Life Sciences Advisors, LLC, he served as Chief Executive Officer and director of The Little Clinic, a medical care services company.  From 2002 to 2005, he served as President and Chief Executive Officer and a director of Adolor Corporation, a publicly-held biotechnology company.  Previously, Mr. Peacock served as President, Chief Executive Officer and Director of Orthovita, Inc., a publicly-held orthopaedic biomaterials company; as Executive Vice President, Chief Operating Officer and Director of Cephalon, Inc.; and as Chief Financial Officer of Centocor, Inc.  Mr. Peacock also has served as a member of the boards of directors of Pharmacopeia, Inc. (2004-2008), Ligand Pharmaceuticals Incorporated (2008-2009), and NeurogesX, Inc. (2007-2009).  Mr. Peacock earned a bachelor’s degree in Business Administration from Villanova and is a certified public accountant.

Mr. Peacock brings extensive biotech and pharmaceutical experience to our Board, having held senior executive positions in a number of biotechnology, medical device and healthcare service organizations.  He has significant expertise in financial matters, having completed many debt, equity capital and alliance transactions, and in drug development, having led teams that gained regulatory approval of several drug candidates in the United States and in other major markets worldwide.  Mr. Peacock has also had responsibility for marketing, commercial and manufacturing operations.

Marvin E. Rosenthale, Ph.D. has served as a member of our Board since 1998.  Prior to his retirement in 1999, Dr. Rosenthale served as President and Chief Executive Officer of Allergan Ligand Retinoid Therapeutics, Inc., having joined as Vice President in 1993.  Previously, over a period of 16 years, Dr. Rosenthale served in a variety of executive positions at Johnson & Johnson, including Vice President, Drug Discovery Worldwide, at R.W. Johnson Pharmaceutical Research Institute, and director of the divisions of pharmacology and biological research and Executive Director of Drug Discovery Research at Ortho Pharmaceutical.  Prior to that, Dr. Rosenthale served in various positions with Wyeth Laboratories.  Dr. Rosenthale has previously served on the boards of directors of NuRx Pharmaceuticals Inc. (2008-2010), Radiant Pharmaceuticals Corp. (formerly AMDL, Inc., 2000-2006) and Allergan Specialty Therapeutics, Inc. (1998-2000), and currently serves on the boards of directors of two privately-held companies.  Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College, an M.Sc. in pharmacology from Philadelphia College of Pharmacy & Science and a B.Sc. in pharmacy from the Philadelphia College of Pharmacy & Science.

Dr. Rosenthale brings to our Board over 51 years of management and executive experience in the pharmaceutical industry.  In addition, since 1998, he has served as a member of the board of directors of nine pharmaceutical companies which provides him a broad perspective of the customs, practices and strategic priorities of pharmaceutical companies in today’s challenging competitive and financial markets.

Executive Officers

The following table sets forth the names and positions of our executive officers, with the exception of Mr. Amick, our Chairman of the Board and Chief Executive Officer, whose information appears above.  The Board approves the election of officers annually and such officers serve until the meeting of the Board following the next annual meeting of the stockholders and, if applicable, until their successors are duly elected and qualified:

Name	Age	Position with the Company

Kathryn A. Cole	45	Senior Vice President, Human Resources

John G. Cooper	52	President, Chief Financial Officer and Treasurer

Thomas C. Hoy	49	Vice President, Manufacturing Operations

David L. Lopez, Esq., CPA	53	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary

Thomas F. Miller, Ph.D., MBA	40	Senior Vice President and Chief Operating Officer

Robert Segal, M.D., F.A.C.P.	54	Senior Vice President, Medical and Scientific Affairs

John A. Tattory	45	Vice President, Finance, Controller and Principal Accounting Officer

Mary B. Templeton, Esq.	64	Senior Vice President, Deputy General Counsel

Kathryn A. Cole joined our Company in January 2006 as Senior Vice President, Human Resources.  Previously, Ms. Cole served as Vice President, Human Resources for Savient Pharmaceuticals Inc., a publicly-traded specialty pharmaceutical company, where she was responsible for creating and implementing the human resources strategy for the corporate office, commercial operations, and its former subsidiary, Rosemont Pharmaceuticals, LTD. of Leeds, United Kingdom.  Ms. Cole has also held various human resource management positions with companies, including Cytogen Corporation, EpiGenesis Pharmaceuticals, and the Prudential Insurance Company of America.  Ms. Cole received her undergraduate degree in Communication from Douglass College and her Master of Science degree in Industrial Relations and Human Resources from the Rutgers University School of Management and Labor Relations.

John G. Cooper joined our Company in December 2001 and, since August 2010, has served as President and Chief Financial Officer, having previously served, from December 2002, as Executive Vice President, Chief Financial Officer and Treasurer.  Mr. Cooper has over 25 years of experience as an executive with emerging growth companies in the life sciences industry and has been responsible for managing public and private financings, strategic alliances, mergers and acquisitions, investor relations, strategic and financial planning, international financial operations and general business operations.  Mr. Cooper’s previous positions include Senior Vice President and Chief Financial Officer of Chrysalis International Corporation, a public international contract research organization (CRO); Senior Vice President and Chief Financial Officer of DNX Corporation, a public company specializing in transgenic biotechnology; Chief Financial Officer of Taratec Development Corporation, a provider of information technology to life science companies; and Director, Finance and Controller of ENI Diagnostics, a public international medical device and diagnostics company.  Prior to that, Mr. Cooper held financial positions of increasing responsibility at CR Bard, Inc and Warner Cosmetics, Inc.  Mr. Cooper is a Certified Public Accountant and received a Bachelor of Science degree in Commerce from Rider University.

Thomas C. Hoy has served as Vice President, Manufacturing Operations since September 2010.  Previously, Mr. Hoy was employed by Johnson & Johnson for more than 22 years in roles of increasing responsibility in Manufacturing Operations, most recently as Executive Director, Worldwide Manufacturing (2008 – 2009), a strategic staff position with responsibility to leverage and harmonize Johnson & Johnson’s worldwide biotech manufacturing operations, and, before that, as General Manager, Malvern Operations (2006-2007), where he managed a high-profile bulk biological manufacturing site with more than 500 employees supporting worldwide sales of almost $2 billion.  Prior to that, Mr. Hoy served as site General Manager for two other Pharmaceutical and Biotech Manufacturing Facilities as well as General Manager for Johnson & Johnson’s Worldwide Biological Contract Manufacturing Organization, which supported sales of more than $3 billion.  Mr. Hoy received his Bachelor of Science degree in Pharmacy from Philadelphia College of Pharmacy and Science and his Masters of Business Administration in Operations Management from Drexel University.

David L. Lopez, Esq., CPA, joined our Company in April 2000 and, since June 2006, has served as Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, having previously served as Vice President and General Counsel.  Previously, Mr. Lopez served as Senior Corporate Attorney at the Manhattan law firm of Roberts, Sheridan & Kotel, P.C. and, in 1996, as a Legal Research Specialist with the SEC.  Prior to that time, he held increasingly senior corporate finance, tax and accounting related positions with Drexel Burnham Lambert, Price Waterhouse and Deloitte, Haskins & Sells.  Mr. Lopez received a Bachelor of Science degree in Economics and Accounting from Fairleigh Dickinson University and a J.D. from St. John’s University School of Law.

Thomas F. Miller, Ph.D., MBA joined our Company in August 2004 and, since August 2010, has served as Senior Vice President and Chief Operating Officer.  Previously, from 2006 to 2010, Dr. Miller  served as Senior Vice President, Commercialization and Corporate Development and, from 2004 to 2006, as Vice President, Worldwide Marketing.  Prior to joining our Company Dr. Miller served as the Director of Global Biologics Strategic Marketing at Centocor, a Johnson & Johnson biotechnology company, where he was responsible for the development of global business strategy for emerging, niche-market products.  Prior to that, Dr. Miller held commercial and scientifically-related positions of increasing responsibility at Pharmacia, BASF Pharma, and Pfizer.  Dr. Miller received his a Bachelor of Science degree in Biology from Fairfield University, an Masters in Business Administration from Fairleigh Dickinson University, and a Ph.D. in cardio-respiratory physiology from Temple University School of Medicine.

Robert Segal, M.D., F.A.C.P. joined our Company in July 2000 and, since September 2010, has served as Senior Vice President, Medical and Scientific Affairs.  Previously, from 2002 to 2010, Dr. Segal served as Senior Vice President, Medical and Scientific Affairs and Chief Medical Officer, and, from 2000 to 2002, as Vice President, Clinical Research.  Dr. Segal has over 25 years of medical and pharmaceutical experience.  Prior to joining the Company, from 1992, Dr. Segal held the positions of Associate Director and Director, Cardiovascular Clinical Research at Merck Research Laboratories at Merck & Co, Inc.  Dr. Segal received his medical degree from the University of Pretoria Medical School, South Africa.  Dr. Segal is a diplomat of the American Board of Internal Medicine with sub-specialty certification in nephrology and is a Fellow of the American College of Physicians.  He completed his internship and residency in medicine at Sinai Hospital, Baltimore, and clinical postdoctoral fellowships in general medicine at The Johns Hopkins Hospital and nephrology at UCLA, as well as a research fellowship in molecular biology at UCLA.  Prior to joining Merck, he was an Assistant Professor of Medicine in the Division of Nephrology at UCLA School of Medicine and served as an intern advisor to the Biotechnology Program at Northwestern University.

John A. Tattory joined our Company in January 2008 as Vice President, Finance, and was also appointed Controller and assigned the additional responsibility of Principal Accounting Officer in July 2010.  Previously, from May 2005 to January 2008, Mr. Tattory served as Director, Financial Planning & Analysis at Tyco International.  Prior to joining Tyco, Mr. Tattory was employed for eight years at Bristol-Myers Squibb in a variety of financial roles of increasing responsibility, most recently as Finance Director, U.S. Primary Care.  Mr. Tattory also spent eight years with Ernst & Young LLP in the firm’s audit practice.  Mr. Tattory is a certified public accountant and received a Bachelor of Science degree in Commerce from Rider University.

Mary B. Templeton, Esq. joined our Company in March 2006 as Senior Vice President and Deputy General Counsel.  Previously, Ms. Templeton was in private practice in New York and, prior to that, held senior legal positions in the financial services industry, serving as Senior Vice President, General Counsel and Corporate Secretary to The Charles Schwab Corporation, San Francisco, as Senior Vice President and General Counsel to The Sequor Group Inc., an affiliate of Security Pacific Corporation, in New York and Los Angeles, as Director of Investment Company Products at Charles Schwab & Co., Inc., San Francisco, and as Trust Officer of Bradford Trust Company, New York.  Ms. Templeton received her undergraduate degree from Chatham University, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers University School of Law - Camden.  She is a member of the Bar Associations of Pennsylvania and New York.

Additional Information with Respect to Certain Officers

Messrs. Amick, Hoy and Tattory have been officers for less than five years.  The following is additional information intended to provide Mr. Hoy’s and Mr. Tattory’s executive’s business experience and professional competence.  Additional information about Mr. Amick’s background is included above.

We recruited Mr. Hoy based on his significant experience in managing manufacturing operations and, in particular, in processes similar to those needed for the manufacture of our drug products.  He has managed biotech and pharmaceutical manufacturing operations ranging in size from 50 to 500 employees, with annual budgets of up to $150 million.  Mr. Hoy’s responsibilities have included operations both within the U.S. and Europe.  Mr. Hoy’s organizational skills have been invaluable to us as we advance the development of Surfaxin® for the prevention of respiratory distress (RDS) in premature infants through completion of our comprehensive preclinical program to potential marketing approval in the U.S. in 2012.

We recruited Mr. Tattory based on his 20 years of finance and accounting experience, most importantly his experience managing the financial operations for a commercial pharmaceutical company. His management and audit responsibilities have included the implementation of internal controls, accounting policy, budgets and forecasts, product pricing and cost accounting, financial reporting systems, and implementation of Sarbanes Oxley Section 404 controls.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers (including a person performing a principal policy-making function) and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Reporting Persons are required by SEC regulations to furnish us with copies of all filings they make under Section 16(a) and we are required to identify those Reporting Persons who failed to make such filings timely.  Based solely on a review of the copies of any such filings made available to us and written representations from our officers and directors, we believe that all Reporting Persons complied with the filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2010, with the following exceptions: (i) due to an interpretive error on our part, the option award granted to Mr. Peacock upon his election to our Board was included on his Form 3, which we timely filed on his behalf within the allotted 10-day filing period to announce his joining our Board.  However, as the option award should have been reported on a separate Form 4, for which there is a two-day filing period, the report of the option award on the Form 3 was an error on our part; and (ii) each of Messrs. Cooper and Lopez and Drs. Miller and Segal did not timely file one Form 4 with respect to the disposition of shares withheld in satisfaction of tax liabilities associated with the vesting of certain restricted stock awards in January 2010.

Procedures for Recommending Nominees to our Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we described those procedures in our proxy statement for our 2009 Annual Meeting of Stockholders, which we filed with the SEC on October 19, 2009.

 Audit Committee

The Audit Committee of the Board is a standing committee of our Board and currently consists of Max E. Link, Ph.D., Herbert H. McDade, Jr., and Marvin E. Rosenthale, Ph.D.  The primary functions of the Audit Committee include:

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

The Audit Committee is also responsible for addressing matters of accounting policy with our independent accountants.  In discharging its role, the Audit Committee is empowered to investigate any matter brought to its attention and has full access to all of our books, records, facilities and personnel.  The Audit Committee also has the power to retain such legal, accounting and other advisors as it deems necessary to carry out its duties.

The Board has adopted a written Audit Committee Charter.  The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in its Charter, are intended to be in accordance with applicable listing requirements of The Nasdaq Capital Market (“Nasdaq”) and the rules of the SEC for corporate audit committees.  All members of our Audit Committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules and the financial sophistication requirements of the SEC rules and Nasdaq Listing Rule 5605(c)(2)(A).  The Board has determined that Max E. Link, Ph.D. is an “audit committee financial expert” as defined under SEC rules.  See Dr. Link’s biographical information in “Directors of the Company”, above.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Named Executive Officers

The following table summarizes, for the years 2010 and 2009, the compensation of (1) the individual who was serving as our principal executive officer during 2010 and (2) the two most highly-compensated executive officers (other than the principal executive officer) who were serving as executive officers on December 31, 2010 ranked by their total compensation for the fiscal year ended December 31, 2010, to whom we collectively refer herein as our “Named Executive Officers.”

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Non-Equity Incentive Plan Compensation”, and “Nonqualified Deferred Compensation Earnings”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)(1)	Option Award ($) (2)	All Other Comp. ($)	Total ($)

W. Thomas Amick	2010	$330,333(3)	$–	$92,000	$4,257	$44,961(4)	$471,551
Chairman of the Board and	2009	131,090(3)	–		19,926	50,000(4)	201,016
Chief Executive Officer

John G. Cooper	2010	313,375	50,000(5)	66,000	–	8,250	437,625
President, Chief Financial	2009	307,000	–		–	8,250	315,250
Officer and Treasurer

David L. Lopez, Esq., CPA	2010	307,000	–	49,500	–	8,063	364,563
Executive Vice President,	2009	307,000	–		–	7,500	314,500
General Counsel, Chief Compliance Officer and Secretary

(1)
Represents the fair value of the stock awards as of the date of grant, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718), “Stock Compensation.”  The assumptions that we utilized are described in Note 11, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2010, in the Form 10-K.  The amounts reported in the table have not been paid to, nor realized by, the Named Executive Officer.  The date of the grant to Messrs. Cooper and Lopez was September 27, 2010.  The date of the grant to Mr. Amick was October 18, 2010.  The Stock Awards will vest upon the earliest to occur of the following events: (i) the second anniversary of the date of grant; (ii) the date of issuance by the U. S. Food and Drug Administration (FDA) of a marketing approval with respect to our New Drug Application (NDA) for Surfaxin for the prevention of RDS in premature infants; or (iii) the effective date of a strategic alliance, collaboration agreement or other similar arrangement between ourselves and one or more third parties providing for support for the development and/or commercialization of one or more of our lead research and development programs – Surfaxin, Surfaxin LS™ or Aerosurf® (whether a transaction meets this requirement shall be determined by our Board of Directors in its sole discretion); provided, that the awardee shall be actively providing services to us on the vesting date.

(2)
Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718.  The assumptions that we utilized are described in Note 11, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2010, in the Form 10-K.  The amounts reported in the table have not been paid to, nor realized by, the Named Executive Officer.  The Compensation Committee approved a grant in 2010 to Mr. Amick of an option to purchase 2,000 shares, and, in 2009, an option to purchase 4,000 shares, the fair value of which is reported in the column titled “Option Award.”  The option granted in 2010 has an exercise price of $2.70, which is the closing price of our common stock on Nasdaq on the date of grant, and a term of 10 years and will vest as to all shares on the first anniversary of the date of grant, July 7, 2011.  The option granted in 2009 has an exercise price of $7.35, a term of 10 years and vested as to all shares on the first anniversary of the date of grant, September 3, 2010.  The exercise price in each case is the closing price of our common stock on Nasdaq or on The Nasdaq Global Market, as applicable, on the date of grant.

(3)
Represents $247,000 paid in 2010 under the Interim CEO Agreement and an additional $83,333 in salary paid to Mr. Amick in 2010 under his Employment Agreement.  In 2009, we paid Mr. Amick $131,090 under the Interim CEO Agreement.

(4)
Represents director compensation paid to Mr. Amick in each of 2010 and 2009, respectively, as follows:  Fees Earned or Paid in Cash (reported in the column titled “All Other”) - $31,500 and $50,000.  For 2010, the amount reported also includes tax gross-up payments of $4,640.  See also, “Director Compensation.”

(5)
Represents special bonus awarded at the time that Mr. Cooper was elected President to acknowledge his executive management responsibility and efforts during the transition from the departure of our former President and Chief Executive Officer through Mr. Amick’s tenure as Interim Chief Executive Officer.

Executive Employment Agreements

Interim Chief Executive Officer Agreement

Following the resignation of Robert J. Capetola, Ph.D., our former President, Chief Executive Officer and member of the Board, in August 2009, the Board approved the election of Mr. Amick, Chairman of the Board, to serve as our Chief Executive Officer on an interim basis and, in September 2009, approved the execution and delivery of a non-employee executive agreement (the “Interim CEO Agreement”) with Mr. Amick.  Under the Interim CEO Agreement, Mr. Amick agreed to devote, on a part-time basis, such of his business time, attention and efforts as reasonably necessary to the proper performance of his duties, which we expected would involve on average two days per week.  We agreed to pay Mr. Amick monthly compensation at a rate of $3,000 per day for two days per week, payable in arrears at the beginning of the following calendar month.  In addition, on September 3, 2009, in accordance with the Interim CEO Agreement, the Compensation Committee of the Board authorized a grant of options to Mr. Amick to purchase 4,000 shares of our common stock of under the 2007 Plan at an exercise price of $7.35 per share, the closing market price of our common stock on the date of grant.  The option grant, in part, replaced an automatic grant of options to purchase 2,000 shares of our common stock that Mr. Amick would have received under the Plan as a non-executive Chairman of the Board.  These options vested in full on the first anniversary date of the grant.  Effective as of June 30, 2010, the Board approved an extension of the Interim CEO Agreement through June 30, 2011 and the Compensation Committee of the Board authorized an additional grant of options to Mr. Amick to purchase 2,000 shares of our common stock under the 2007 Plan at an exercise price of $2.70 per share, the closing market price of our common stock on July 7, 2010, the date of grant.  This summary of the Interim CEO Agreement is qualified in its entirety by the full text of the Interim CEO Agreement, which is attached to our Current Report on Form 8-K that we filed with the SEC on September 4, 2009.

On October 15, 2010, the Board appointed Mr. Amick as our Chief Executive Officer and, effective October 18, 2010, Mr. Amick became a full time employee.  The Interim CEO Agreement was terminated effective October 18, 2010.  We also entered into an employment agreement with Mr. Amick effective October 18, 2010.

Executive Employment Agreements

We have entered into employment agreements (the “Executive Agreements”) with Messrs. Amick, Cooper and Lopez on substantially similar terms.  The Executive Agreements expire on May 4, 2012 (Cooper and Lopez) and October 18, 2011 (Amick) and are subject to automatic term renewal for one year, provided that neither party provides 90-day notice of non-renewal in accordance with the Executive Agreements.  The Executive Agreements include a 12-month post-employment noncompetition agreement and provide for confidentiality and the assignment of all intellectual property rights to us.  As of March 31, 2011, the base salaries under the Executive Agreements for Messrs. Amick, Cooper and Lopez are $400,000, $325,000, and $307,000, respectively.  The Executive Agreements also provide for the following benefits:

•
Upon termination by us without Cause or by the executive for Good Reason, as defined in the Executive Agreements, the executive is entitled to: a lump sum payment that is equal to one and one half times the sum of his base salary then in effect and the largest annual cash bonus received by the executive with respect to the three fiscal years immediately preceding the date of termination; continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in our health and welfare plans at the time of termination for a period of one and one-half years following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

•
Upon termination in connection with a “change in control” as that term is defined in the Executive Agreements (“Change in Control”), the executive is entitled to: a lump sum payment that is equal to two and one half times the sum of his base salary then in effect and the largest annual cash bonus received by the executive in the three fiscal years immediately preceding the Change in Control; continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in our health and welfare plans at the time of termination for a period of two and one-half years following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

•
Upon termination by us without Cause or by the executive for Good Reason, or in the event of Change in Control, in each case as defined in the Executive Agreements, the executive is entitled to: a pro rata bonus payable in a lump sum payment that is equal to the largest annual cash bonus received by the executive with respect to the three fiscal years immediately preceding the Change in Control or termination, multiplied by a fraction the numerator of which is the number of days the executive was employed by us in the current fiscal year and the denominator of which is 365; outplacement counseling assistance in the form of reimbursement for reasonable expenses incurred by the executive within 12 months following the date of termination, up to a maximum amount of $40,000; to the extent that the executive is subject to certain excise taxes under Section 4999 of the Internal Revenue Code, reimbursement of those excise taxes; and any additional federal, state, local and excise tax resulting from such gross-up payments and accelerated vesting of unvested stock options and restricted stock and other awards, if any, under our Equity and Long-Term Incentive Plans.

•
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

This summary of the Executive Agreements is qualified in its entirety by the full text of the Executive Agreements, which are attached to our Current Reports on Form 8-K that we filed with the SEC on November 15, 2010 with respect to Mr. Amick, and May 10, 2006 and January 3, 2008 with respect to Messrs. Cooper and Lopez.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table shows the number of shares covered by exercisable and unexercisable options and unvested restricted stock awards (including grants that vest contingently upon the occurrence of a specified milestone) held by the Named Executive Officers on December 31, 2010.  The market values reported below were computed on the basis of the closing market price of our stock on Nasdaq on December 31, 2010 of $3.33.

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Option Awards – Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options”, “Stock Awards: Number of Shares or Units of Stock That Have Not Vested”, and “ –Market Value of Shares or Units of Stock That Have Not Vested”.

	Option Awards				Stock Awards (RSAs)
Named Executive Officer	No. of Securities Underlying Unexercised Options – Exercisable	No. of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

W. Thomas Amick	1,667(1)		$156.45	3/23/14			$–
	2,000(1)		130.95	9/14/14
	1,667(1)		94.20	5/13/15
	2,000(1)		23.85	6/8/16
	2,667(1)		49.05	6/21/17
	2,000(1)		30.45	6/11/18
	4,000(1)		7.35	9/3/19
		2,000(1)	2.70	7/7/20
					26,667	(8)	88,801

	Option Awards					Stock Awards (RSAs)
Named Executive Officer	No. of Securities Underlying Unexercised Options – Exercisable		No. of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

John G. Cooper	5,334	(2)		44.55	12/10/11
	7,000	(2)		25.80	6/27/12
	2,000	(2)		28.35	11/5/12
	5,333	(4)		41.25	12/13/12
	5,333	(3)		121.19	9/12/13
	13,333	(5)		137.55	12/15/13
	5,000	(6)		97.05	8/12/14
	5,000	(5)		135.30	12/17/14
	3,333	(2)		105.15	1/3/16
	16,666	(2)		33.78	5/17/16
	13,333	(2)		36.90	12/15/16
	10,667	(2)		49.05	6/21/17
	10,000	(2)		39.15	12/11/17
	5,926	(7)	2,963(7)	18.15	12/12/18
	11,852	(7)	5,926(7)	28.95	12/12/18
						20,000(8)	$ 66,600

David L. Lopez	1,000	(2)		61.35	5/10/11
	3,000	(2)		31.50	9/21/11
	1,667	(2)		25.80	6/27/12
	2,000	(2)		28.35	11/5/12
	4,666	(4)		41.25	12/13/12
	6,667	(3)		121.19	9/12/13
	10,000	(5)		137.55	12/15/13
	3,334	(6)		97.05	8/12/14
	4,667	(5)		135.30	12/17/14
	3,334	(2)		105.15	1/3/16
	16,667	(2)		33.75	5/17/16
	14,667	(2)		36.90	12/15/16
	10,667	(2)		49.05	6/21/17
	10,000	(2)		39.15	12/11/17
	3,705	(7)	1,851(7)	18.15	12/12/18
	7,407	(7)	3,704(7)	28.95	12/12/18
						15,000(8)	49,950

(1)
These options vested and became exercisable (or will vest and become exercisable) on the first anniversary of the date of grant, and expire as listed above, which is the tenth anniversary of the date of grant.

(2)
These options vested and became exercisable (or will vest and become exercisable) in four equal installments on the date of grant and on the first, second and third anniversary of the date of grant, and expire as listed above, which is the tenth anniversary of the date of grant.

(3)
These options vested and became exercisable as follows: one fourth on the date of grant and thereafter in twenty-four equal installments at the close of each of the following twenty-four months.  The options expire, as listed above, on the tenth anniversary of the date of grant.

(4)	These options vested and became exercisable on December 13, 2006. The options expire, as listed above, on the tenth anniversary of the date of grant.

(5)
As granted, these options vested and became exercisable as follows: one fourth on the date of grant and thereafter in thirty-six equal installments at the close of each of the following thirty-six months.  In December 2005, the Compensation Committee accelerated the vesting of all stock options that at the time had an exercise price of $135.30 or greater, subject to a written “lock-up” agreement which has since expired. The options expire, as listed above, on the tenth anniversary of the date of grant.

(6)
These options vested and became exercisable as follows: one fourth on the date of grant and thereafter in thirty-six equal installments at the close of each of the following thirty-six months.  The options expire, as listed above, on the tenth anniversary of the date of grant.

(7)
These options vest and become exercisable in three equal installments on the first, second and third anniversary of the date of grant, and expire as listed above, which is the tenth anniversary of the date of grant.

(8)
These RSAs will vest upon the earliest to occur of the following events: (i) the second anniversary of the date of grant; (ii) the date of issuance by the FDA of a marketing approval with respect to our NDA for Surfaxin for the prevention of RDS in premature infants; or (iii) the effective date of a strategic alliance, collaboration agreement or other similar arrangement between ourselves and one or more third parties providing for support for the development and/or commercialization of one or more of our lead research and development programs – Surfaxin, Surfaxin LS or Aerosurf  (whether a transaction meets this requirement shall be determined by our Board of Directors in its sole discretion); provided, that the awardee shall be actively providing services to us on the vesting date.

Retirement Benefits

During 2010, none of our Named Executive Officers participated in any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, other than our 401(k) savings plan (“401(k) Plan”).  Under the 401(k) Plan, eligible employees (as defined in the 401(k) Plan) may elect to make pre-tax deferrals or Roth deferrals up to 70% of annual compensation (which is limited for this purpose in 2010 to $245,000, but in any event not more than $16,500).  The 401(k) Plan also permits (i) rollover contributions and (ii) catch up contributions by employees over the age of 50.  Under the 401(k), we may make matching contributions, which in 2010 equaled 50% of an employee’s deferred compensation, paid quarterly in the form of shares of our common stock determined by reference to the lower of (i) the average closing price of shares of our common stock on all trading days in the applicable quarter, or (ii) the closing price of our common stock on the last trading day of the quarter.

Participant contributions are fully vested when made.  Employer contributions generally vest in full over the first three years of service (as defined in the 401(k) Plan), with 34% vesting upon the anniversary of the first year of service, 33% vesting upon the anniversary of the second year of service, and 33% vesting upon the anniversary of the third year of service, provided, that a participant may not dispose of any shares of our common stock representing the employer contribution until all shares are fully vested at the end of the third year of service.  The 401(k) Plan does not permit the acquisition or holding of employer securities, other than the shares of our common stock credited to participant accounts to satisfy the employer match.  The 401(k) Plan contains standard provisions covering breaks in service, payment of expenses out of plan assets, hardship distributions, and distributions upon termination of employment, including retirement.

The 401(k) plan is intended to be a qualified plan under the rules and regulations of the Internal Revenue Service.  We act as Plan Administrator, the trustee and custodian of plan assets is The Charles Schwab Trust Company and the third party administrator is Sentinel Benefits & Financial Group.  As Administrator, and with the assistance of Sentinel Benefits & Financial Group, we determine the list of funds that will be made available to participants, who then direct the investment of their participant account balances among those funds.  In addition, participants may elect to place their entire plan assets (other than shares of our common stock from the employer match that are not vested) in a self-directed brokerage account with Charles Schwab & Co., Inc.

Director Compensation

During 2010, each of our non-employee directors received cash compensation for his services in the amount of $4,500 per quarter.  Directors who are also employees are not compensated separately for serving on the Board or any of its standing committees.  In addition, we pay our non-employee directors the following additional amounts, as applicable: (i) $1,000 per quarter for each director who served on one or more of the standing committees; (ii) $500 per quarter for each director who served as Chairman of any of the standing committees; and (iii) $6,000 per quarter to a non-employee Chairman of the Board.  The following chart summarizes the cash compensation paid to our non-employee directors during the year ended December 31, 2010.  Board-related compensation paid to Mr. Amick prior to his becoming an employee in October 2010 is included in the Summary Compensation Table, above.  To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Stock Awards”, “Non-Equity Incentive Compensation”, “Change in Pension Value and Nonqualified Deferred Compensation Earnings”, and “All Other Compensation.”

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total

Antonio Esteve, Ph.D.	$18,000	$4,788	$22,788
Max E. Link, Ph.D.	24,000	4,788	28,788
Herbert H. McDade, Jr.	22,000	4,788	26,788
Bruce A. Peacock	5,571	7,568	13,139
Marvin E. Rosenthale, Ph.D.	24,000	4,788	28,788

(1) Represents the fair value on the grant date, computed in accordance with ASC Topic 718, of outstanding stock options and is not an amount paid to, or realized by, the director.  The assumptions that we used are described in Note 11 – “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2010, in the Form 10-K.  As of December 31, 2010, the aggregate number of option awards outstanding for each director was as follows:  Dr. Esteve – 15,666; Dr. Link – 14,333; Mr. McDade – 16,333; Mr. Peacock – 2,667, and Dr. Rosenthale – 14,333.  The ASC Topic 718 grant date value per share for options granted to Mr. Peacock in September 2010 was $ 2.84, and, to the other members of the Board in December 2010, $2.39, which in each case was the closing price per share of our Common Stock on Nasdaq on the date of grant.

Directors also are entitled to expense reimbursements for their travel, lodging and other expenses incurred in connection with attendance at meetings of the Board, Board Committee meetings and related activities.

Pursuant to our 2007 Long-Term Incentive Plan (the “2007 Plan”), our non-employee directors are entitled to receive (i) a one-time award of options for the purchase of 2,667 shares of common stock on the date of their initial election or appointment to the Board, provided that he or she has not previously been a director, and (ii) for each individual who is to continue to serve as a Director, whether or not that individual is then standing for reelection to the Board, an annual award of options for the purchase of 2,000 shares of common stock (together with the one-time award upon initial election, collectively, “Director Options”) on the date of each annual meeting of stockholders thereafter, provided he or she has served for at least six months prior to the date of the grant.  The exercise price of Director Options is equal to the fair market value of our common stock on the date of grant.  Director Options vest and become exercisable on the first anniversary of the date of grant and have a term of 10 years measured from the date of grant.  Upon cessation of Board service, each director-optionee or his or her legal representative has the right to exercise Director Options for a period of 12 months following the date of cessation of service.  Upon the death or disability of a director-optionee, all unvested Director Options vest immediately and become immediately exercisable.  The Compensation Committee, in its capacity as 2007 Plan Administrator, has discretion to extend the period during which Director Options may be exercised post-cessation of service and may also provide for vesting of Director Options that are not vested on the date of cessation of service.

We have agreed pursuant to our charter documents to indemnify our directors to the maximum extent permissible under the General Corporation Law of the State of Delaware.  In addition, we have entered into indemnity agreements with Mr. Peacock and certain of our executive officers that provide, among other things, that we will indemnify them under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as an officer, director or other agent of ours, and otherwise to the fullest extent permitted under the General Corporation Law of the State of Delaware and our Amended and Restated By-Laws (“By-Laws”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2010 the number of shares of our common stock issuable upon exercise of outstanding options.  As there are no equity incentive plans not approved by security holders (other than our 401(k) Plan under which the company match is made in shares of our common stock), that line of the table has been omitted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders

2007 Long-Term Incentive Plan	409,529(1)	$32.31	2,805

Amended and Restated 1998 Stock Incentive Plan (2)	533,426	$74.28

Total	942,955	$56.06	2,805

(1)
Does not include 154,333 shares of common stock under Restricted Stock Awards granted to employees in 2010.  These awards were not vested, and the shares remained subject to forfeiture, as of December 31, 2010.

(2)	The 1998 Plan expired on the effective date of the 2007 Plan. All awards granted under the 1998 Plan continue to be governed by the terms of the 1998 Plan and the award agreements.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock (i) as of March 31, 2011, by each of our Named Executive Officers and directors listed in the chart below and by all executive officers and directors as a group, and (ii) as of February 22, 2011, by each person or entity known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.  The address of each person is c/o Discovery Laboratories, Inc., 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622, unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Common Stock	Common Stock Equivalents (2)	Total Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Non-Executive Directors

Antonio Esteve, Ph.D. (3)	213,779	13,666	227,445	*

Max E. Link, Ph.D.	11,121	12,333	23,454	*

Herbert H. McDade, Jr.	–	14,333	14,333	*

Bruce A. Peacock	–	–	–	*

Marvin E. Rosenthale, Ph.D.(4)	23,333	12,333	35,666	*

Named Executive Officers

W. Thomas Amick	2,666	16,001	18,667	*

John G. Cooper	8,808	120,110	128,918	*

David L. Lopez, Esq., CPA	8,516	103,448	111,964	*

Executive Officers and Directors as a group (14 persons)	300,853	444,557	745,410	3.04%

5% Security Holders

Great Point Partners, LLC (5) 165 Mason Street, 3d Floor, Greenwich CT 16830	2,200,000	233,000	2,433,000(6)	9.99%

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

(2)   Common Stock Equivalents include shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2011 held by each person or group named above.

(3)   Beneficial ownership of common stock includes 192,294 shares owned by Laboratorios Esteve, 21,144 shares owned by Laboratorios P.E.N., S.A., an affiliate of Laboratorios Esteve, and 341 shares owned directly by Dr. Esteve.  Common Stock Equivalents includes 13,666 shares of common stock issuable upon the exercise of outstanding options held by Dr. Esteve.  As a consequence of Dr. Esteve’s relationship with Laboratorios Esteve, including, serving as President of Laboratorios Esteve, he may be deemed to have beneficial ownership of the shares owned by Laboratorios Esteve and Laboratorios P.E.N.

(4) Total beneficial ownership shown in the table includes 8,333 shares as to which Dr. Rosenthale disclaims beneficial ownership of shares held by his spouse.

(5)  This information is based on a Schedule 13G filed with the SEC on March 10, 2011 by Great Point Partners, LLC (“Great Point”) with respect to shares held by a “group,” as that term is used in section 13(d)(3) of the Exchange Act, as of February 22, 2011, as follows: 813,626 shares owned by Biomedical Value Fund, LP (“BVF”), 648,000 owned by shares Biomedical Offshore Value Fund, Ltd. (“BOVF”), 281,282 shares owned by Biomedical Institutional Value Fund, LP (“BIVF”), 204,668 shares owned by Lyrical Multi-Manager Fund, LP (“Lyrical”), 204,668 shares owned by Class D Series of GEF-PS, LP (“GEF-PS”), 6,822 shares owned by David J. Morrison (“Morrison”), and 40,934 shares owned by WS Investments III, LLC (“WS”).  Certain members of Great Point have voting and investment power with respect to the group’s securities.  Does not include Series I and Series II warrants to purchase 813,626 shares, 648,000 shares, 281,282 shares, 204,668 shares, 204,668 shares, 6,822 shares and 40,934 shares held by each of BVF, BOVF, BIVF, Lyrical GEF-PS, Morrison and WS, respectively.  The provisions of such warrants restrict the exercise of such warrants to the extent that, after giving effect to such exercise, the holder of the warrants and its affiliates and any other person or entities with which such holder would constitute a group would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise (the “Ownership Cap”).  Therefore, the reporting persons could be deemed to beneficially own such number of shares underlying such warrants as would result in total beneficial ownership by such reporting persons up to the Ownership Cap.

(6)  The securities reported under “Common Stock Equivalents” for Great Point represents that number of shares that, when taken together with the shares reported under “Common Stock”, could be issued pursuant to the exercise of its Series I and Series II warrants under the Ownership Cap restriction.  See, Note 5 to this table, above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions between the Company and Related Parties

We did not enter into any new transactions with any related party in the years ended December 31, 2010 and December 31, 2009.  In connection with an existing loan that we made to Mr. Lopez in 2000 as part of an incentive for Mr. Lopez to relocate to our headquarters in Bucks County, PA, the largest aggregate amount of principal outstanding during 2010 and through March 31, 2011 was $177,533.81 ($180,943.06 in 2009), the amount of principal outstanding as of March 31, 2011 was $172,923.61 ($177,533.81 at December 31, 2009), the amount of principal paid during the last fiscal year was $3,655.70 ($3,409.25 in 2009), and interest (at a fixed rate of 7% per annum) paid during the last fiscal year was $12,311.56 ($12,558.01 in 2009).

Director Independence

The Board presently consists of six members, one of whom also serves as our Chief Executive Officer.  Presently, Messrs. McDade and Peacock and Drs. Link and Rosenthale are “independent” directors within the meaning of the rules of the SEC and the Nasdaq listing requirements.  Each director who serves on a standing committee, including the Compensation Committee, the Nominating Committee and the Audit Committee, is “independent” within the meaning of the SEC rules and the qualitative Nasdaq listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees
The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2010 and December 31, 2009, fees for the review of quarterly reports on Form 10-Q during these periods and fees for other services rendered by Ernst & Young LLP during those periods:

Fee Category:	Fiscal 2010	% of Total	Fiscal 2009(1)	% of Total

Audit Fees	$230,000	57%	$270,000	83%
Audit-Related Fees	130,000	32%	24,000	7%

Tax Fees	26,000	7%	29,000	9%

All Other Fees	15,000	4%	3,000	1%
Total Fees	$401,000	100%	$326,000	100%

(1)	Certain Fiscal 2009 amounts have been reclassified to conform to Fiscal 2010 classifications.

Audit Fees are fees that we paid to Ernst & Young LLP for: the audit of our annual consolidated financial statements; the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and fees related to the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether we maintain effective internal control over financial reporting in all material respects.  The decrease in Audit Fees in 2010, as compared to 2009, was due primarily to the fact that because we were categorized as a smaller reporting company under the SEC regulations at the end of 2010, we were not required to include in our Form 10-K an attestation report from our independent auditors on our internal controls over financial reporting.

Audit- Related Fees are fees for services related to registration statements and other offering memoranda and activities related to the restatement of our consolidated financial statements for the periods ended from June 30, 2009 through June 30, 2010 that we filed in November 2010 to reclassify certain warrants as derivative liabilities instead of equity.

Tax Fees consisted of tax compliance/preparation and other tax services.  No portion of these tax fees related to financial information or operational system design or implementation services.

All Other Fees are fees for any services not included in another category.

The Audit Committee or a designated member of the Audit Committee pre-approved all audit and non-audit services rendered to us by Ernst & Young LLP in 2010.

The Audit Committee has considered whether the provision of all other services by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP and has concluded that Ernst & Young LLP is independent.

Pre-Approval Policies

The Audit Committee pre-approves specified audit and non-audit services to be provided by our independent auditors prior to the engagement of our independent auditors.  With respect to other audit and non-audit services, a designated member of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman of the Audit Committee informs the Audit Committee of such approval at its next regularly scheduled meeting.  Our Chief Financial Officer monitors the performance of all services rendered by our independent auditors, determines whether such services are within the list of pre-approved services and informs the Audit Committee on a timely basis of any such services.

On an ongoing basis, our Chief Financial Officer, together with our independent auditor, is responsible to submit to the Audit Committee all requests for approval of services that require a specific pre-approval.  The Audit Committee reviews these requests and advises management and the independent auditors if the Audit Committee pre-approves the engagement of the independent auditors for such projects and services.  On a periodic basis, management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts.  The Audit Committee may delegate the ability to pre-approve audit and permitted non-audit services to a sub-committee of the Audit Committee, provided that any such pre-approvals are reported at the next Audit Committee meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

DISCOVERY LABORATORIES, INC.

Date: April 29, 2011	By:	/s/ W. Thomas Amick
W. Thomas Amick
Chairman of the Board and
Chief Executive Officer

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K/A.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), as amended as of December 28, 2010	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.3	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.4	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.5	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.6	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.7	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.8	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing

4.9	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.10	Form of Five-Year Warrant issued on June 22, 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.11	Form of Short-Term Warrant issued on June 22, 2010	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.12	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

4.13.	Form of Voting Agreement between RSA Holders and Discovery dated November 12, 2010	Incorporated by reference to Exhibit 4.13 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

4.14	Form of Five-Year Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.15	Form of Short Term Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

10.1+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Discovery’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (File No. 333-19375).

10.2	Registration Rights Agreement, dated June 16, 1998, among Discovery, Johnson & Johnson Development Corporation and The Scripps Research Institute	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on April 9, 1999.

10.3 +	Amended and Restate License Agreement by and between Discovery and Philip Morris USA Inc., d/b/a/ Chrysalis Technologies, dated March 28, 2008	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.4 +	License Agreement by and between and Philip Morris Products S.A., dated March 28, 2008	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.5*	Amended and Restated 1998 Stock Incentive Plan of Discovery (amended as of May 13, 2005)	Incorporated by reference to Exhibit 4.1 to Discovery’s Registration Statement on Form S-8, as filed with the SEC on August 23, 2005 (File No. 333-116268).

Exhibit No.	Description	Method of Filing

10.6*	Form of Notice of Grant of Stock Option under the 1998 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the SEC on November 17, 1999.

10.7*	Discovery’s 2007 Long Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007.

10.8*	Form of 2007 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 9, 2007.

10.9*	Form of Stock Issuance Agreement, dated as of October 30, 2007, between Discovery and the Grantees	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 5, 2007.

10.10*	Form of Restricted Stock Award (RSA) Agreement dated September 27, 2010	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 1, 2010.

10.11*	Separation of Employment Agreement and General Release, dated as of August 13, 2009, by and between Discovery and Robert J. Capetola	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

10.12*	Agreement, dated as of August 13, 2009, by and between Discovery and W. Thomas Amick Regarding Service as CEO on a Part-Time, Interim Basis	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4,2009.

10.13*	Renewal of Interim CEO Agreement dated July 2, 2010 between W. Thomas Amick and Discovery	Incorporated by reference to Exhibit 10.8 to Discovery’s Quarterly Report on Form 10-Q dated June 30, 2010, as filed with the SEC on August 9, 2010.

10.14*	Employment Agreement dated as of October 18, 2010 by and between W. Thomas Amick and Discovery	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2010.

10.15*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and John G. Cooper	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.16*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between John G. Cooper and Discovery	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

Exhibit No.	Description	Method of Filing

10.17*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and David L. Lopez, Esq., CPA	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.18*	Amendment to the Amended and Restated Employment Agreement dated as of May 4, 2006 between David L. Lopez and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

10.19+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.20+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.21	Assignment of Lease and Termination and Option Agreement, dated as of December 30, 2005, between Laureate Pharma, Inc. and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

10.22	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, by and between TR Stone Manor Corp. and Discovery	Incorporated by reference to Exhibits 10.1 and 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007.

10.23	Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 26, 2006.

10.24
Payment Agreement and Loan Amendment (amending the Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006) dated April 27, 2010, by and between Discovery and PharmaBio
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.25	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.26	Securities Purchase Agreement dated April 27, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 1.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.27	Securities Purchase Agreement dated October 12, 2010 by and between PharmaBio and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

Exhibit No.	Description	Method of Filing

10.28	Credit and Security Agreement, dated as of May 21, 2007, by and between Discovery and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 24, 2007.

10.29
First Amendment to Credit and Security Agreement (the “Amendment”) dated May 30, 2008, between Discovery and GE Business Financial Services Inc. (formerly Merrill Lynch Business Financial Services, Inc.)
Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 2, 2008.

10.30	Common Stock Purchase Agreement, dated as of May 22, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 27, 2008.

10.31	Registration Rights Agreement, dated as of May 22, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 27, 2008.

10.32	Common Stock Purchase Agreement, dated December 12, 2008, by and between Discovery and Kingsbridge Capital Limited	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

10.33	Registration Rights Agreement, dated as of December 12, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

10.34	Common Stock Purchase Agreement dated as of June 11, 2010, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

10.35+	Supply Agreement dated as of December 22, 2010 between by and between Corden Pharma (formerly Genzyme Pharmaceuticals LLC) and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010.

21.1	Subsidiaries of Discovery	Incorporated by reference to Exhibit 21.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Incorporated by reference to Exhibit 23.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

31.1	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	Incorporated by reference to Exhibit 31.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Exhibit No.	Description	Method of Filing

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Incorporated by reference to Exhibit 31.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.4	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 32.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

+           Confidential treatment requested as to certain portions of these exhibits.  Such portions have been redacted and filed separately with the Commission.

*           A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.