Form 10-Q
period 2011-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2011-05-13
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of  May 2, 2011, 24,178,502 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly owned, presently inactive subsidiary, Acute Therapeutics, Inc.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Examples of the risks and uncertainties include, but are not limited to:

•
risks related generally to our efforts to gain regulatory approval, in the United States and elsewhere, for our drug product candidates, including our lead products that we are developing to address respiratory distress syndrome (RDS) in premature infants: Surfaxin for the prevention of RDS, Surfaxin LS™ (our initial lyophilized KL4 surfactant) and Aerosurf® (our initial aerosolized KL4 surfactant);

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

•
risks relating to our efforts to manufacture within our planned timeframe the additional batches of Surfaxin for use in our comprehensive preclinical program and to complete the investigation into the manufacture of the two batches manufactured in January 2011 that did not meet specification;

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

•
risks relating to our research and development activities, which involve time-consuming and expensive preclinical studies and other efforts, and potentially multiple clinical trials, which may be subject to potentially significant delays or regulatory holds, or may fail, and which must be conducted using sophisticated and extensive analytical methodologies, including an acceptable BAT, if required, as well as other quality control release and stability tests to satisfy the requirements of the regulatory authorities;

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

•
other risks and uncertainties detailed in our most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, and any amendments thereto, and in any documents incorporated by reference in this report.

Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results.  Data obtained from such clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.  After gaining approval of a drug product, pharmaceutical and biotechnology companies face considerable challenges in marketing and distributing their products, and may never become profitable.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$27,663	$10,211
Prepaid expenses and other current assets	289	285
Total Current Assets	27,952	10,496
Property and equipment, net	3,159	3,467
Restricted cash	400	400
Other assets	169	174
Total Assets	$31,680	$14,537

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,873	$1,685
Accrued expenses	3,500	3,286
Common stock warrant liability	8,328	2,469
Equipment loans and capitalized leases, current portion	122	136
Total Current Liabilities	13,823	7,576

Equipment loans and capitalized leases, non-current portion	278	301
Other liabilities	713	634
Total Liabilities	14,814	8,511

Stockholders’ Equity:

Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 50,000 shares authorized; 24,136 and 13,822 shares issued, 24,115 and 13,801 shares outstanding	24	14
Additional paid-in capital	400,188	385,521
Accumulated deficit	(380,292)	(376,455)
Treasury stock (at cost); 21 shares	(3,054)	(3,054)
Total Stockholders’ Equity	16,866	6,026
Total Liabilities & Stockholders’ Equity	$31,680	$14,537

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 31,
	2011	2010

Revenue	$381	$–
Expenses:
Research and development	4,620	4,133
General and administrative	1,820	2,932
Total expenses	6,440	7,065
Operating loss	(6,059)	(7,065)

Change in fair value of common stock warrant liability	2,228	1,230

Other income / (expense):
Interest and other income	4	19
Interest and other expense	(10)	(242)
Other income / (expense), net	(6)	(223)
Net loss	$(3,837)	$(6,058)
Net loss per common share –	$(0.21)	$(0.66)
Basic and diluted

Weighted average number of common shares outstanding – basic and diluted	18,114	9,180

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,837)	$(6,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	482
Stock-based compensation and 401(k) match	316	455
Fair value adjustment of common stock warrants	(2,228)	(1,230)
(Gain) / Loss on sale of equipment	9	(16)
Changes in:
Prepaid expenses and other current assets	(4)	(37)
Accounts payable	188	(147)
Accrued expenses	79	85
Other assets	5	1
Other liabilities	79	67
Net cash used in operating activities	(5,069)	(6,398)
Cash flows from investing activities:
Purchase of property and equipment	(25)	(57)

Net cash used in investing activities	(25)	(57)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	22,583	15,082
Principal payments under loan and capital lease obligations	(37)	(196)
Net cash provided by financing activities	22,546	14,886
Net increase in cash and cash equivalents	17,452	8,431
Cash and cash equivalents – beginning of period	10,211	15,741
Cash and cash equivalents – end of period	$27,663	$24,172
Supplementary disclosure of cash flows information:
Interest paid	$6	$21
Non-cash transactions:
Equipment acquired through capitalized lease	-	48

Notes to Consolidated Financial Statements (unaudited)

Note 1 – The Company and Basis of Presentation

The Company

Discovery Laboratories, Inc. (referred to as “we,” “us,” or the “Company”) is a specialty biotechnology company developing surfactant therapies for respiratory diseases.  Surfactants are produced naturally in the lungs and are essential for breathing.  Our novel proprietary KL4 surfactant technology produces a synthetic, peptide-containing surfactant that is structurally similar to pulmonary surfactant and is being developed in liquid, aerosol and lyophilized formulations.  We are also developing our proprietary capillary aerosolization technology and novel patient interfaces to enable efficient, targeted upper respiratory or alveolar delivery of aerosolized KL4 surfactant.  We believe that our proprietary technologies make it possible, for the first time, to develop a significant pipeline of surfactant products to address a variety of respiratory diseases for which there frequently are few or no approved therapies.

We are developing our lead products, Surfaxin® (lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting neonatal populations.  Our research and development efforts are currently focused on the management of respiratory distress syndrome (RDS) in premature infants.  We have filed a New Drug Application (NDA) for Surfaxin for the prevention of RDS in premature infants, and received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) in April 2009 (2009 Complete Response Letter).  The safety and efficacy of Surfaxin for the prevention of RDS in premature infants has previously been demonstrated in a large, multinational Phase 3 clinical program.  We believe that a key remaining step to potentially gain U.S. marketing approval is to satisfy the FDA as to the final validation of an important quality control release and stability test for Surfaxin, the fetal rabbit Biological Activity Test (BAT).  We have been conducting a comprehensive preclinical program intended to satisfy the FDA’s requirements with respect to the BAT.  If successful, we believe that we could be in a position to file a Complete Response in the third quarter of 2011, which could lead to approval of Surfaxin for the prevention of RDS in premature infants in the first quarter 2012.

We are developing Surfaxin LS, our initial lyophilized KL4 surfactant, and Aerosurf, our initial aerosolized KL4 surfactant, for the prevention and or treatment of RDS in premature infants in both the United States and in other major markets worldwide.  In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults.  We are conducting research and preclinical development with our KL4 surfactant potentially to address Acute Lung Injury (ALI), and, potentially in the future, other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).  We have conducted and are planning in the future to conduct additional exploratory preclinical studies to assess the feasibility of using our KL4 surfactant in combination with small and large molecule therapeutics to deliver therapies to the lung to treat a range of pulmonary conditions and disease.

We are also developing our aerosol delivery technology platform, including our proprietary capillary aerosolization technology and novel patient interfaces.  Our capillary aerosolization device has the potential to enable targeted upper respiratory or alveolar delivery of therapies for pulmonary applications and has been initially designed to produce high quality, low-velocity aerosolized KL4 surfactant for intra-pulmonary delivery.  Our proprietary patient interface technology has the potential to increase the efficiency of aerosol delivery to the patient, reduce drug wastage, and result in more precise aerosol dosing.

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (SEC) on March 31, 2011 (2010 Form 10-K).

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

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements to support our product development activities and, if approved, commercialization plans.  We believe that our ability to successfully enter into meaningful strategic alliances will likely improve if we are able to successfully complete our comprehensive preclinical program and file the Complete Response for Surfaxin and advance our Surfaxin LS and Aerosurf programs towards initiation of clinical trials.  In addition to multiple strategic alternatives, we continue to consider potential additional financings and other similar opportunities to meet our capital requirements and continue our operations.  Even if we succeed in securing strategic alliances, raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

We continue to assess an array of potential strategic alliances and financing opportunities to potentially accomplish our development and commercialization objectives.  However, there can be no assurance that we will be able to secure strategic partners or collaborators to support and provide expert advice to guide our activities, that our research and development activities will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all.  Until such time as we secure sufficient strategic and financial resources to support the continuing development of our KL4 surfactant technology and fund our operations, we will continue to limit investment in our pipeline programs.  In 2011, we plan to continue to manage our expenditures and focus our financial resources on our RDS programs, primarily in support of the potential approval of Surfaxin.

As of March 31, 2011, we had cash and cash equivalents of $27.7 million and two CEFFs, which could allow us, at our discretion, to raise capital (subject to certain conditions, including minimum stock price and volume limitations) at a time and in amounts deemed suitable for us to support our business plans.  Based on the closing market price of our common stock on April 29, 2011, the potential availability under our two remaining CEFFs is approximately $3.8 million.  However, we agreed in connection with our February 2011 offering that we would not issue or sell (with certain limited exceptions) securities for a period of 90 days ending on May 17, 2011.  See, Note 4 – “Stockholders’ Equity – Committed Equity Financing Facilities (CEFFs).”  During the first quarter of 2011, we raised aggregate gross proceeds of $24.5 million, including $23.5 million ($21.6 million net) from a public offering in February 2011 and $1.0 million from a financing under our 2010 CEFF.  In addition, we received $0.4 million under a Fast Track Small Business Innovation Research Grant (SBIR) from the National Institutes of Health to support the development of aerosolized KL4 surfactant for RDS.

 Note 3 – Accounting Policies and Recent Accounting Pronouncements

Accounting policies

There have been no changes to our critical accounting policies since December 31, 2010.  For more information on critical accounting policies, see, Note 3 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to the consolidated financial statements included in our 2010 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with the review of this Quarterly Report on Form 10-Q.

Net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the periods.  As of March 31, 2011 and 2010, 14.0 million and 2.9 million shares of common stock, respectively, were potentially issuable upon the exercise of certain stock options and warrants.  Due to our net loss, these potentially issuable shares were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive, therefore basic and dilutive net loss per share are the same.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to the accounting and disclosure guidance for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. We adopted this guidance prospectively on January 1, 2011 and the adoption had no impact on our consolidated financial statements.  The potential future impact of the adoption of these amendments will depend on the nature of any new arrangements that we enter into in the future.

Note 4 – Stockholders’ Equity

Registered Public Offerings

On February 22, 2011, we completed a public offering of 10,000,000 shares of our common stock, five-year warrants to purchase 5,000,000 shares of our common stock, and fifteen-month warrants to purchase 5,000,000 shares of our common stock.  The securities were sold as units, with each unit consisting of one share of common stock, a five-year warrant to purchase one half share of common stock, and a fifteen-month warrant to purchase one half share of common stock, at a public offering price of $2.35 per unit, resulting in gross proceeds of $23.5 million ($21.6 million net).  The fifteen-month warrants expire in May 2012 and are exercisable at a price per share of $2.94.  The five-year warrants expire in February 2016 and are exercisable at a price per share of $3.20.  The warrants are excisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.  The exercise price and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events described in the warrants.  The exercise price and the amount and/or type of property issuable upon exercise of the warrants are also subject to adjustment if we engage in a “Fundamental Transaction” (such as consolidation or merger, sale or disposal of substantially all of our assets, and among others events described in the warrants).  In addition, the exercise price of the five-year warrants is subject to adjustment if we issue or sell common stock or securities convertible into common stock (in each case, subject to certain exceptions) at a price (determined as set forth in the warrant) that is less than the exercise price of the warrant.  This offering was made pursuant to a shelf registration statement that we filed on Form S-3 with the SEC on June 13, 2008 (No. 333-151654), which was declared effective on June 18, 2008, with respect to the offering  from time to time of up to $150 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time (2008 Shelf Registration Statement).

Committed Equity Financing Facilities (CEFFs)

As of March 31, 2011, we had two CEFFs with Kingsbridge Capital Limited (Kingsbridge), under which Kingsbridge is committed to purchase, subject to certain conditions, newly-issued shares of our common stock.  The CEFFs, dated June 11, 2010 (2010 CEFF) and May 22, 2008 (May 2008 CEFF), allow us at our discretion to raise capital for a period of three years ending June 11, 2013 and June 18, 2011, respectively, at the time and in amounts deemed suitable to us.  A third CEFF, dated December 12, 2008, expired in February 2011.  We are not obligated to utilize any of the funds available under the CEFFs.  Our ability to access funds available under the CEFFs is subject to certain conditions, including stock price and volume limitations. See, in our 2010 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs)” for a detailed description of our CEFFs.

As of March 31, 2011, under the 2010 CEFF, we had approximately 1.3 million shares potentially available for issuance (up to a maximum of $32.6 million), provided that the volume-weighted average price per share of our common stock (VWAP) on each trading day must be at least equal to a price that we designate in the draw down notice, which may be either a price that we specify, but not less than $0.20 per share, or 90% of the closing market price on the trading day preceding the first day of the draw down.  Under the May 2008 CEFF, as of March 31, 2011, we had approximately 0.9 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the VWAP on each trading day must be at least equal to the greater of $1.15 or 90% of the closing market price of our common stock on the trading day preceding the first day of the draw down.  Based on the closing market price of our common stock on April 29, 2011 and assuming that all available shares are issued, the potential availability under our two remaining CEFFs is approximately $3.8 million.  However, in connection with our February 2011 financing, we agreed not to issue or sell (with certain limited exception) securities for a period of 90 days ending May 17, 2011.  As the May 2008 CEFF will expire on June 18, 2011, there can be no assurance that we will be able to issue all shares available under the May 2008 CEFF prior to expiration.

We anticipate using our CEFFs (when available) to support our working capital needs and maintain cash availability in 2011.

On January 26, 2011 we completed a financing under our 2010 CEFF, resulting in gross proceeds of $1.0 million from the issuance of 314,179 shares of our common stock at an average price per share, after applicable fees and discounts, of $3.16.  The settlement dates for this draw down were January 19, 2011 and January 25, 2011.

Note 5 – Fair Value of Financial Instruments

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Fair Value	Fair value measurement using
Assets:	March 31, 2011	Level 1	Level 2	Level 3
Money Markets and Certificates of Deposit	$6,690	$6,690	$–	$–
Restricted Cash	400	400	–	–
Total Assets	$7,090	$7,090	$–	$–

Liabilities:
Common stock warrant liability	$8,328	$–	$–	$8,328

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended March 31, 2011:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2010	$2,469
Issuance of common stock warrants	8,087
Change in fair value of common stock warrant liability	(2,228)
Balance at March 31, 2011	$8,328

Note 6 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 – “Derivatives and Hedging — Contracts in Entity’s Own Equity,” as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

The registered warrants that we issued in our May 2009 and February 2010 offerings generally provide that, in the event a related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares upon exercise of the warrant, the holder may exercise the warrant on a cashless basis.  Notwithstanding the availability of cashless exercise, under generally accepted accounting principles, these registered warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities because (i) under the federal securities laws, it may not be within our absolute control to provide freely-tradable shares upon exercise of the warrants in all circumstances, and (ii) the warrant agreements do not expressly state that there is no circumstance in which we may be required to effect a net cash settlement of the warrants.  The applicable accounting principles expressly do not allow for an evaluation of the likelihood that an event would result in a cash settlement.  Accordingly, in compliance with ASC Topic 815, the May 2009 and February 2010 warrants have been classified as derivative liabilities and reported, at each balance sheet date, at estimated fair value determined using the Black-Scholes option pricing model.

The five-year warrants that we issued in February 2011 (February 2011 five-year warrants) contain anti-dilutive provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the February 2011 five-year warrants.  Due to the nature of the anti-dilution provisions, to comply with ASC Topic 815, these warrants have been classified as derivative liabilities and reported, at each balance sheet date, at estimated fair value determined using a trinomial pricing model.  The February 2011 five-year warrants expressly provide that under no circumstances will we be required to effect a net cash settlement of these warrants.

Selected terms and estimated fair value of warrants accounted for as derivative liabilities at March 31, 2011 are as follows:

				Fair Value of Warrants (in thousands)
Issuance Date	Number of Warrants Issued	Exercise Price	Expiration of Warrants	Issuance Date	March 31, 2011

5/13/2009	466,667	$17.25	5/13/2014	$3,360	$329
2/23/2010	916,669	12.75	2/23/2015	5,701	738
2/22/2011	5,000,000	3.20	2/22/2016	8,087	7,261

Changes in the estimated fair value of warrants classified as derivative liabilities are reported in the Consolidated Statement of Operations as the “Change in fair value of common stock warrants.”

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses weighted-average assumptions noted in the following table.

	March 31,	March 31,
	2011	2010

Expected volatility	112%	99%
Expected term	4.9 years	4.7 years
Risk-free interest rate	1.47%	1.7%
Expected dividends	–	–

The total employee stock-based compensation for the three months ended March 31, 2011 and 2010 was as follows:

(in thousands)	Three Months Ended
	March 31,
	2011	2010
Research & Development	$63	$166
General & Administrative	118	232
Total	$181	$398

As of March 31,  2011, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our Amended and Restated 1998 Stock Incentive Plan and 2007 Long-Term Incentive Plan.  That cost is expected to be recognized over a weighted-average vesting period of 0.7 year for stock options and 1.3 years for restricted stock awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties.  You should review the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q, as well as the “Risk Factors” section of our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

Discovery Laboratories, Inc. (referred to as “we,” “us,” or the “Company”) is a specialty biotechnology company developing surfactant therapies for respiratory diseases.  Surfactants are produced naturally in the lungs and are essential for breathing.  Our novel proprietary KL4 surfactant technology produces a synthetic, peptide-containing surfactant that is structurally similar to pulmonary surfactant and is being developed in liquid, aerosol and lyophilized formulations.  We are also developing our proprietary capillary aerosolization technology and novel patient interfaces to enable efficient, targeted upper respiratory or alveolar delivery of aerosolized KL4 surfactant.  We believe that our proprietary technologies make it possible, for the first time, to develop a significant pipeline of surfactant products to address a variety of respiratory diseases for which there frequently are few or no approved therapies.

We are developing our lead products, Surfaxin® (lucinactant), Surfaxin LS™ and Aerosurf®, to address the most significant respiratory conditions affecting neonatal populations.  Our research and development efforts are currently focused on the management of respiratory distress syndrome (RDS) in premature infants.  We have filed a New Drug Application (NDA) for Surfaxin for the prevention of RDS in premature infants, and received a Complete Response Letter from the U.S. Food and Drug Administration (FDA) in April 2009 (2009 Complete Response Letter).  The safety and efficacy of Surfaxin for the prevention of RDS in premature infants has previously been demonstrated in a large, multinational Phase 3 clinical program.  We believe that a key remaining step to potentially gain U.S. marketing approval is to satisfy the FDA as to the final validation of an important quality control release and stability test for Surfaxin, the fetal rabbit Biological Activity Test (BAT).  We have been conducting a comprehensive preclinical program intended to satisfy the FDA’s requirements with respect to the BAT.  If successful, we believe that we could file a Complete Response in the third quarter of 2011, which after an anticipated six-month FDA review cycle, could lead to approval of Surfaxin for the prevention of RDS in premature infants in the first quarter of 2012.

We are developing Surfaxin LS, our initial lyophilized KL4 surfactant that is resuspended to liquid form just prior to administration, and Aerosurf, our initial aerosolized KL4 surfactant that is administered through less-invasive means, for the prevention and/or treatment of RDS in premature infants in both the United States and in other major markets worldwide.  In addition to our lead products, we plan over time to develop our KL4 surfactant technology into a broad product pipeline that potentially will address a variety of debilitating respiratory conditions for which there currently are no or few approved therapies, in patient populations ranging from premature infants to adults.  We are conducting research and preclinical development with our KL4 surfactant potentially to address Acute Lung Injury (ALI), and, potentially in the future, other diseases associated with inflammation of the lung, such as Asthma and Chronic Obstructive Pulmonary Disease (COPD).  We have conducted and are planning in the future to conduct additional exploratory preclinical studies to assess the feasibility of using our KL4 surfactant in combination with small and large molecule therapeutics to deliver therapies to the lung to treat a range of pulmonary conditions and disease.

We are also developing our aerosol delivery technology platform, including our proprietary capillary aerosolization technology and novel patient interfaces.  Our capillary aerosolization device has the potential to enable targeted upper respiratory or alveolar delivery of therapies for pulmonary applications and has been initially designed to produce high-quality, low-velocity aerosolized KL4 surfactant for intra-pulmonary delivery.  Our proprietary patient interface technology has the potential to increase the efficiency of aerosol delivery to the patient, reduce drug wastage, and result in more precise aerosol dosing.

An important priority continues to be to secure strategic and financial resources to potentially maximize the inherent value of our KL4 surfactant technology.  We prefer to accomplish our objectives through strategic alliances, including potential business alliances and commercial and development partnerships.  Although we are actively engaged in discussions with potential strategic and/or financial partners, there can be no assurance that any strategic alliance or other financing transaction will be successfully concluded.  Until such time as we secure sufficient strategic and financial resources to support the continuing development of our KL4 surfactant technology and support our operations, we will continue to focus on our RDS programs, primarily Surfaxin, and conserve our resources, predominantly by curtailing and pacing investments in our other pipeline programs.

Business and KL4 Pipeline Programs Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2010 that we filed with the Securities and Exchange Commission (SEC) on March 31, 2011 (2010 Form 10-K), which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

The following are updates to our pipeline programs since the filing of our 2010 Form 10-K:

•	Surfaxin for the Prevention of RDS in Premature Infants
As noted above, we have been conducting a comprehensive preclinical program intended to satisfy the FDA’s requirements with respect to the BAT.  We are continuing to manufacture additional Surfaxin batches for the comprehensive preclinical program to support the filing of the Complete Response and, at the same time, in accordance with our quality assurance procedures and pharmaceutical manufacturing practices, we are finalizing the investigation into the manufacture in January 2011 of the Surfaxin batches that did not meet specification to determine the probable cause.  In addition to the eight additional Surfaxin batches that we have manufactured for use in the comprehensive preclinical program, we currently plan to manufacture two additional Surfaxin batches.  If successful, we continue to believe that we remain on track to file a Complete Response in the third quarter 2011, which, after an anticipated six-month FDA review cycle, could lead to potential U.S. marketing approval for Surfaxin in the first quarter of 2012.  For a discussion of the history of our Surfaxin development program, see, in our 2010 Form 10-K, “Item 1 – Business – Surfactant Replacement Therapy for Respiratory Medicine – Respiratory Distress Syndrome in Premature Infants (RDS) – Surfaxin for the Prevention of RDS in Premature Infants.”

•	Surfaxin LS and Aerosurf Development Programs
We have been conducting preclinical activities for both Surfaxin LS and Aerosurf to support our planned regulatory filings for these development programs.  Among other things, we are making progress with the technology transfer of our Surfaxin LS lyophilized manufacturing process to a cGMP-compliant, third-party contract manufacturer with expertise in lyophilized formulations.  We are currently seeking regulatory advice in the United States, and plan in 2011 to seek regulatory guidance in Europe, with respect to our planned clinical programs.  To advance our Aerosurf program, we are working with third-party medical device experts to optimize the design of our capillary aerosolization device and finalize the device design of our novel patient interface.  Depending upon the progress of our device design optimization activities, we plan to seek regulatory guidance for Aerosurf in 2011 in the United States and potentially in Europe.  We intend to initiate our clinical programs for each of these product candidates after we have developed a final regulatory strategy and after we have secured the necessary strategic alliances and/or capital.  For a more detailed discussion of these development programs, see, in our 2010 Form 10-K, “Item 1 – Business – Surfactant Replacement Therapy for Respiratory Medicine – Respiratory Distress Syndrome in Premature Infants (RDS) – Surfaxin LS™ – Lyophilized Surfaxin for RDS in Premature Infants,” and “– Aerosurf for RDS in Premature Infants.”

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2010.  For more information on critical accounting policies, see, in our 2010 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”  Readers are encouraged to review these disclosures in conjunction with their review of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2011 and 2010 was $3.8 million (or $0.21 per share) and $6.1 million (or $0.66 per share), respectively.

Revenue

For the three months ended March 31, 2011, we recognized revenue of $0.4 million for funds received and expended under a Fast Track Small Business Innovation Research Grant (SBIR) from the National Institutes of Health to support the development of aerosolized KL4 surfactant for RDS.  There were no revenues for the three months ended March 31, 2010.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we track such costs by category rather than by project.  As many of our research and development activities form a foundation for the development of our KL4 surfactant technology platform, they benefit more than a single project.  For that reason, we cannot reasonably estimate the costs of our research and development activities on a project-by-project basis.  We believe that tracking our expenses by category is a more accurate method of accounting for these activities.  Our research and development costs consist primarily of expenses associated with (a) manufacturing development, (b) development operations, and (c) direct pre-clinical and clinical programs.

Research and development expenses for the three months ended March 31, 2011 and 2010 were $4.6 million and $4.1 million, respectively.  Included in research and development expenses were non-cash charges associated with stock-based compensation and depreciation of $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.  These costs are charged to operations as incurred and are tracked by category, as follows:

( in thousands)	Three Months Ended March 31,
Research and Development Expenses:	2011	2010

Manufacturing development	$2,619	$2,437
Development operations	1,332	1,241
Direct preclinical and clinical programs	669	455
Total Research & Development Expenses	$4,620	$4,133

Manufacturing Development

Manufacturing development includes the cost of our manufacturing operations, quality assurance and analytical chemistry capabilities to assure adequate production of clinical and potential commercial drug supply for our KL4 surfactant products, in conformance with current good manufacturing practices (cGMP).  These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities and analytical services.

The increase of $0.2 million in manufacturing development expenses for the three months ended March 31, 2011,  as compared to the same period in 2010, is primarily due to costs incurred related to the manufacture of Surfaxin batches to support our Complete Response, which we anticipate filing with the FDA in the third quarter of 2011.

Development Operations

Development operations includes: (i) medical, scientific, clinical, regulatory, data management and biostatistics activities in support of our KL4 surfactant development programs; (ii) medical affairs activities to provide scientific and medical education support in connection with our KL4 surfactant technology pipeline programs; (iii) design and development activities related to the development and manufacture of our novel capillary aerosolization systems, including an aerosol generating device and disposable dose delivery packets, and our novel patient interface systems, for use in our preclinical programs, our anticipated clinical programs, and, if approved, commercial use and; (iv) pharmaceutical development activities, including development of a lyophilized formulation of our KL4 surfactant.  These costs include personnel, expert consultants, outside services to support regulatory, data management and device development activities, symposiums at key neonatal medical meetings, facilities-related costs, and other costs for the management of clinical trials.

Direct Preclinical and Clinical Programs

Direct pre-clinical and clinical programs include: (i) activities related to addressing the items identified in the 2009 Complete Response Letter; (ii) pre-clinical activities, including preparatory activities for our anticipated clinical trials for Surfaxin LS and Aerosurf for RDS  in premature infants, toxicology studies and other pre-clinical studies to obtain data to support potential Investigational New Drug (IND) and NDA filings for our product candidates; and (iii) activities associated with conducting human clinical trials (including patient enrollment costs, external site costs, clinical drug supply and related external costs such as contract research consultant fees and expenses), including, in 2010, activities related to the Phase 2 clinical trial evaluating the use of Surfaxin in children up to two years of age suffering with ARF.

The increase of $0.2 million in direct preclinical and clinical program expenses for the three months ended March 31, 2011, as compared to the same period in 2010, is primarily due to costs associated with activities to address issues identified in the 2009 Complete Response Letter, including optimization and revalidation of the BAT and studies under our comprehensive preclinical program.

In an effort to conserve our financial resources, we plan to continue limiting investments in clinical programs until we have secured the necessary strategic alliances and/or capital.  At the same time, we are planning to seek regulatory guidance as needed in the United States and Europe to discuss the requirements for our regulatory packages, including potential trial design requirements, to prepare for initiation of our planned clinical trials when we have secured appropriate strategic capital.

Research and Development Projects

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable.  With every phase of a development project, there are significant unknowns that may significantly impact cost projections and timelines.  As a result of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost, of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty.  Certain of the risks and uncertainties affecting our ability to estimate projections and timelines are discussed in our 2010 Form 10-K, including in “Item 1 – Business – Government Regulation;” “Item 1A – Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development Expenses.”

Our lead development projects are initially focused on the management of RDS in premature infants and include Surfaxin, Surfaxin LS and Aerosurf.  These and our other product programs are described in “Overview – Business and KL4 Pipeline Programs Update,” and, in our 2010 Form 10-K, “Item 1 – Business – Surfactant Replacement Therapy for Respiratory Medicine.”  Since the filing of our 2010 Form 10-K, there have been no material changes in our plans for our research and development programs.  At the present time, we continue to focus on Surfaxin and conserve our resources, predominantly by curtailing and pacing investments in our pipeline programs.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs of executive management, business and commercial development, finance and accounting, intellectual property and legal, human resources, information technology, facility and other administrative costs.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $1.8 million and $2.9 million, respectively.  Included in general and administrative expenses were non-cash charges associated with stock-based compensation and depreciation of $0.2 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.  The $1.1 million decrease in general and administrative expenses for the three months ended March 31, 2011, as compared to the same period in 2010, is due primarily to a one-time charge of $1.0 million in 2010 associated with certain contractual cash severance payments made to our former President and Chief Executive Officer.  See, in our 2010 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Commitments – Former CEO Commitment.”  Excluding the one-time charge related to our severance obligation and charges associated with stock-based compensation and depreciation, general and administrative expenses were comparable for the three months ended March 31, 2011 and 2010.

Change in Fair Value of Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 – “Derivatives and Hedging — Contracts in Entity’s Own Equity,” as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The registered warrants that we issued in May 2009 and February 2010 warrants were classified as derivative liabilities and valued using the Black-Scholes pricing model.  The five-year warrants that we issued in February 2011 (February 2011 five-year warrants) contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the February 2011 five-year warrants.  Due to the nature of the anti-dilution provisions, the February 2011 five-year warrants were classified as derivative liabilities and valued using a trinomial pricing model.  Valuations of these warrants occur at the date of initial issuance and each subsequent balance sheet date. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”

The change in the fair value of common stock warrant liability for the three months ended March 31, 2011 and 2010 resulted in income of $2.2 million and $1.2 million, respectively, due primarily to a decrease in our common stock share price during the periods.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2011 and 2010 were $(6,000) and $(0.2) million, respectively.

(Dollars in thousands)	Three months ended
	March 31,
	2011	2010

Interest income	$4	$3
Interest expense	(6)	(242)
Other income / (expense)	(4)	16
Other income / (expense), net	$(6)	$(223)

Interest income consists of interest earned on our cash and cash equivalents.  To ensure preservation of capital, we invest our cash in an interest bearing operating cash account and a treasury-based money market fund.

Interest expense for the three months ended March 31, 2011 consists of interest accrued under our equipment financing facilities.  Interest expense for the three months ended March 31, 2010 consists of interest accrued on the outstanding balance of our loan then outstanding with PharmaBio Development, Inc. (PharmaBio), the former strategic investment subsidiary of Quintiles Transnational Corp. (Quintiles), and under our equipment financing facilities and expenses associated with amortization of deferred financing costs for the warrant that we issued to PharmaBio in October 2006 as consideration for a restructuring of our loan in 2006.

The decrease of $0.2 million in interest expense for the three months ended March 31, 2011 as compared to the same period in 2010 is due to the payment in full in 2010 of the principal amount outstanding under our loan with PharmaBio, full amortization of deferred financing costs associated with the warrant that we issued to PharmaBio in October 2006, and a reduction in the outstanding principal balances on our equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have incurred substantial losses since inception due to investments in research and development, manufacturing and potential commercialization activities and we expect to continue to incur substantial losses over the next several years.  Historically, we have funded our business operations through various sources, including public and private securities offerings, draw downs under our CEFFs, capital equipment and debt facilities, and strategic alliances.  We expect to continue to fund our business operations through a combination of these sources, and, upon regulatory approval, through sales revenue from our product candidates, beginning with Surfaxin for the prevention of RDS, if approved.

On November 30, 2010, we received written notification from Nasdaq that our common stock was subject to delisting because we had not regained compliance with the Listing Rule 5550(a)(2) (“Minimum Bid Price Rule”) which requires that we maintain a minimum closing bid price of $1.00 per share, within the 180-day period grace period previously granted.  In response, we requested a hearing with a Nasdaq Hearing Panel, which occurred on January 6, 2011.  On December 28, 2010, we implemented a 1-for-15 reverse stock split, after which the closing market price of our stock was above $1.00.  On January 11, 2011, the Nasdaq Hearing Panel determined that we had regained compliance with the Minimum Bid Price Rule because our common stock had maintained a minimum closing bid price of $1.00 per share over a period of 10 consecutive trading days.  Currently, our common stock continues to comply with all Nasdaq Listing Requirements for the Nasdaq Capital Market, although there can be no assurance that we will continue to so comply.

Our future capital requirements depend upon many factors, including the success of our efforts to secure one or more strategic alliances or other collaboration arrangements to support our product development activities and, if approved, commercialization plans.  We believe that our ability to successfully enter into meaningful strategic alliances will likely improve if we are able to successfully complete our comprehensive preclinical program, file the Complete Response for Surfaxin, and advance our Surfaxin LS and Aerosurf programs towards initiation of clinical trials.  To meet our capital requirements, we continue to consider multiple strategic alternatives, including, but not limited to potential business alliances, commercial and development partnerships, and other similar opportunities, although there can be no assurance that we will take any further specific actions or enter into any transactions.  We are also considering other alternatives, including additional financings.  Until we secure the necessary capital, we plan to continue conserving our financial resources, predominantly by limiting investments in our pipeline programs.

There can be no assurance that we will be able to secure strategic partners or collaborators to provide capital and development and/or commercial expertise to support our activities, that we will be able to secure the necessary capital to advance our research and development programs, that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, that any approved product will be commercially viable, that any CEFF will be available for future financings, or that we will be able to obtain additional capital when needed on acceptable terms, if at all.  Even if we succeed in securing strategic alliances, raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

After taking into account our February 2011 public offering, we believe that we have sufficient capital to fund our planned research and development activities and operations to the end of the second quarter of 2012.  Our plans include activities to potentially advance Surfaxin LS and Aerosurf towards planned Phase 3 and Phase 2 clinical trials, the filing of the Complete Response and the potential approval of Surfaxin, which we anticipate could occur in the first quarter 2012.

As of March 31, 2011, we had cash and cash equivalents of $27.7 million and two CEFFs, which could allow us, at our discretion, to raise capital (subject to certain conditions, including minimum stock price and volume limitations) at a time and in amounts deemed suitable for us to support our business plans.  See, Note 4 – “Stockholders’ Equity – Committed Equity Financing Facilities (CEFFs),” and, in our 2010 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs).”  Based on the closing market price of our common stock on April 29, 2011, the potential availability under our two remaining CEFFs is approximately $3.8 million.  However, we agreed in connection with our February 2011 offering that we would not issue or sell (with certain limited exceptions) securities for a period of 90 days ending on May 17, 2011.  In addition, in connection with a public offering in February 2011, we issued fifteen-month warrants to purchase 5 million shares of our common stock that expire in May 2012 and have an exercise price of $2.94 per share.  If the market value of our common stock is above $2.94 per share at any time prior to the expiration date of these warrants in May 2012 and remains at that level for a period of time, and if at that time we have in place an effective registration statement covering the issuance of the warrant shares, we potentially could realize up to an additional $14.7 million in proceeds from the exercise of these warrants, assuming that all such warrants are exercised in full.  There can be no assurance, however, that the market price of our stock will be above $2.94 in that timeframe, if ever, that we will have in place at that time an effective registration statement, or that any holders of the warrants will choose to exercise them for cash prior to the expiration date.  As of March 31, 2011, of the 50 million shares of common stock authorized under our Certificate of Incorporation, we had available for issuance, and not otherwise reserved for future issuance, approximately 12 million shares of common stock.

Cash Flows

As of March 31, 2011, we had cash and cash equivalents of $27.7 million compared to $10.2 million as of December 31, 2010.  Cash outflows before financings for the three months ended March 31, 2011 consisted of $5.1 million used for ongoing operating activities, and $37,000 used for debt service.  During the first quarter of 2011, we raised aggregate gross proceeds of $24.5 million, including $23.5 million ($21.6 million net) from a public offering in February 2011 and $1.0 million from a financing under our 2010 CEFF.

Cash Flows From Operating Activities

Net cash used in operating activities was $5.1 million and $6.4 million for the three months ended March 31, 2011 and 2010, respectively.

Net cash used in operating activities is a result of our net losses adjusted for non-cash items associated with the fair value adjustment of common stock warrants (income of $2.2 million and $1.2 million in 2011 and 2010, respectively), stock-based compensation and depreciation expense ($0.6 million and $0.8 million in 2011 and 2010, respectively), and changes in working capital.  Cash flows used in operating activities for the three months ended March 31, 2010 included one-time payments of $1.1 million to satisfy our severance obligations to our former President and Chief Executive Officer.

Cash Flows From Investing Activities

Net cash used in investing activities included purchases of equipment of $25,000 and $57,000 for the three months ended March 31, 2011 and 2010, respectively.

Cash Flows From Financing Activities

Net cash provided by financing activities was $22.5 million and $14.9 million for the three months ended March 31, 2011 and 2010, respectively.

Cash provided by financing activities for the three months ended March 31, 2011 included net proceeds of $21.6 million from our February 2011 public offering and $1.0 million from a financing under our 2010 CEFF.  See, “-Common Stock Offerings – Financings under the 2008 Shelf Registration Statement.”  Cash used in financing activities for that period reflect principal payments on our equipment loan and capital lease obligations of $37,000.

Net cash provided by financing activities for the three months ended March 31, 2010 included net proceeds of $15.1 million from the February 2010 public offering, partially offset by principal payments on our equipment loan and capital lease obligations of $0.2 million.

Committed Equity Financing Facilities (CEFFs)

As of March 31, 2011, we had two CEFFs with Kingsbridge Capital Limited (Kingsbridge), under which Kingsbridge is committed to purchase, subject to certain conditions, newly issued shares of our common stock.  The CEFFs, dated June 11, 2010 (2010 CEFF) and May 22, 2008 (May 2008 CEFF), allow us at our discretion to raise capital for a period of three years ending June 11, 2013 and June 18, 2011, respectively, at the time and in amounts deemed suitable to us.  A third CEFF, dated December 12, 2008, expired in February 2011.  We are not obligated to utilize any of the funds available under the CEFFs.  Our ability to access funds available under the CEFFs is subject to certain conditions, including stock price and volume limitations.

As of March 31, 2011, under the 2010 CEFF, we had approximately 1.3 million shares potentially available for issuance (up to a maximum of $32.6 million), provided that the volume-weighted average price per share of our common stock (VWAP) on each trading day must be at least equal to a price that we designate in the draw down notice, which may be either a price that we specify, but not less than $0.20 per share, or 90% of the closing market price on the trading day preceding the first day of the draw down.  Under the May 2008 CEFF, we had approximately 0.9 million shares potentially available for issuance (up to a maximum of $51.7 million), provided that the VWAP on each trading day must be at least equal to the greater of $1.15 or 90% of the closing market price of our common stock on the trading day preceding the first day of the draw down.  Based on the closing market price of our common stock on April 29, 2011 and assuming that all available shares are issued, the potential availability under our two remaining CEFFs is approximately $3.8 million.

Use of each CEFF is subject to certain other covenants and conditions, including aggregate share and dollar limitations for each draw down.  See, in our 2010 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facilities (CEFFs)” for a detailed description of our CEFFs.

We anticipate using our CEFFs (when available) to support our working capital needs and maintain cash availability in 2011.  However, in connection with our February 2011 financing, we agreed not to issue or sell (with certain limited exception) securities for a period of 90 days ending May 17, 2011.  As the May 2008 CEFF will expire on June 18, 2011, there can be no assurance that we will be able to issue all shares available under the May 2008 CEFF prior to expiration.

On January 26, 2011, we completed a financing under our 2010 CEFF resulting in gross proceeds of $1.0 million from the issuance of 314,179 shares of our common stock at an average price per share, after applicable fees and discounts of $3.16.  The settlement dates for this draw down were January 19, 2011 and January 25, 2011.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  On June 13, 2008, we filed a shelf registration statement on Form S-3 (No. 333-151654), which was declared effective on June 18, 2008, with respect to the offering from time to time of up to $150 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time (2008 Shelf Registration Statement).

Financings under the 2008 Shelf Registration Statement

On February 22, 2011, we completed a public offering of 10,000,000 shares of our common stock, five-year warrants to purchase 5,000,000 shares of our common stock, and fifteen-month warrants to purchase 5,000,000 shares of our common stock.  The securities were sold as units, with each unit consisting of one share of common stock, a five-year warrant to purchase one half share of common stock, and a fifteen-month warrant to purchase one half share of common stock, at a public offering price of $2.35 per unit, resulting in gross proceeds of $23.5 million ($21.6 million net).  The fifteen-month warrants expire in May 2012 and are exercisable at a price per share of $2.94.  The five-year warrants expire in February 2016 and are exercisable at a price per share of $3.20.  The warrants are excisable for cash only, except that if the related registration statement or an exemption from registration is not otherwise available for the resale of the warrant shares, the holder may exercise on a cashless basis.  The exercise price and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events described in the warrants.  The exercise price and the amount and/or type of property issuable upon exercise of the warrants are also subject to adjustment if we engage in a “Fundamental Transaction” (such as consolidation or merger, sale or disposal of substantially all of our assets, and among others events described in the warrants).  In addition, the exercise price of the five-year warrants is subject to adjustment if we issue or sell common stock or securities convertible into common stock (in each case, subject to certain exceptions) at a price (determined as set forth in the warrant) that is less than the exercise price of the warrant.

As of March 31, 2011, $51.0 million remained unissued under the 2008 Shelf Registration Statement, which will expire on June 18, 2011.  We plan to file a new universal shelf registration statement to facilitate future financings.  If the aggregate market value of our common stock held by non-affiliates (public float) remains below $75 million, the number of shares that we may offer and sell pursuant to the 2008 Shelf Registration Statement and any new universal shelf registration statements within any 12 calendar month period beginning as of March 31, 2011 may be limited to an amount equal to one-third of the public float at the time of the transaction.

 Debt

Historically, we have, and expect to continue to, fund our business operations through various sources, including debt arrangements such as credit facilities and equipment financing facilities.

Loan with PharmaBio Development Inc.

In April 2010, we restructured our $10.6 million loan with PharmaBio and agreed to (a) an immediate payment in cash of $6.6 million ($4.5 million in principal and $2.1 million in accrued interest) and (b) payment of the remaining $4 million principal amount in $2 million installments on each of July 30 and September 30, 2010.  In addition, PharmaBio surrendered to us for cancellation warrants to purchase an aggregate of 159,574 shares of our common stock.  See, in our 2010 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Loan with PharmaBio Development Inc.”

Equipment Financing Facilities

As of March 31, 2011, approximately $36,000 was outstanding under a May 2007 Credit and Security Agreement with GE Business Financial Services Inc. (formerly Merrill Lynch Business Financial Services Inc).  The right to draw under this facility expired in 2008.

As of March 31, 2011, approximately $0.3 million was outstanding ($63,000 classified as current liabilities and $0.3 million as long-term liabilities) under a Loan Agreement and Security Agreement with the Commonwealth of Pennsylvania, Department of Community and Economic Development (Department), pursuant to which the Department made a loan to us from the Machinery and Equipment Loan Fund in the amount of $0.5 million.

See, in our 2010 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Equipment Financing Facilities.”

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective as of March 18, 2011, we entered into an exchange agreement with a former employee pursuant to which we issued a warrant to purchase 30,000 shares of our common stock (warrant shares) in exchange for the return of options to purchase 123,334 shares of our common stock (surrendered options) that had been issued pursuant to our 2007 Long-Term Incentive Plan (2007 Plan).  Upon surrender, the shares represented by the surrendered options were returned to, and became available for the issuance of awards pursuant to, the 2007 Plan.  The warrant expires on March 18, 2016 and is exercisable at a price per share of $3.20.  The warrant is excisable for cash only, except that the warrant may be exercised as a cashless exercise (as defined in the warrant) (i) if we determine to permit cashless exercise in our sole discretion, or (ii) if an exemption from registration under the Securities Act of 1933, as amended (the Act) and applicable state laws is not available for resale of the warrant shares to be received by the warrant holder upon exercise of the warrant unless the warrant is exercised as a cashless exercise.  The exercise price, number of shares of common stock and/or the amount and/or type of property issuable upon exercise of the warrant are subject to adjustment in the event we declare or enter into transactions affecting our capital stock, as provided in the warrant.  The warrant was issued in reliance upon the exemption from securities registration provided by Section 3(a)(9) and/or Section 4(2) of the Act.

We did not repurchase any shares of our common stock during the quarter ended March 31, 2011.

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

Discovery Laboratories, Inc.
(Registrant)

Date:	May 13, 2011	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and
Chief Executive Officer

Date:	May 13, 2010	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), as amended as of December 28, 2010	Incorporated by reference to Exhibit 3.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited (Kingsbridge)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.3	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.4	Warrant Agreement dated May 22, 2008 by and between Kingsbridge and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.5	Warrant Agreement dated December 12, 2008 by and between Kingsbridge and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.6	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.7	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.8	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio Development Inc. (PharmaBio)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing

4.9	Warrant Agreement dated June 11, 2010 by and between Kingsbridge and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.10	Form of Five-Year Warrant issued on June 22, 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.11	Form of Short-Term Warrant issued on June 22, 2010	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.12	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

4.13.	Form of Voting Agreement between RSA Holders and Discovery dated November 12, 2010	Incorporated by reference to Exhibit 4.13 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

4.14	Form of Five-Year Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.15	Form of Short-Term Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

31.2	Certification of Chief Financial Officer (principal financial officer) pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.