Form 10-K/A
period 2011-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2012-04-27
CIK 946486

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
YES ☐     NO ☒

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant computed using the closing price of common equity as reported on The Nasdaq Capital Market under the symbol DSCO on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54 million.  For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant as of June 30, 2011; and (c) each shareholder, if any, that the registrant reasonably believed to be the beneficial owner of 10% or more of the outstanding shares of common stock of the registrant as of June 30, 2011.

As of April 24, 2012, 43,361,562 shares of the registrant’s common stock were outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly-owned, presently inactive subsidiary, Acute Therapeutics, Inc.

ii

Explanatory Note to Amendment No. 1

Discovery Laboratories, Inc. (“we”, “us” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (“Form 10-K”), solely (i) to include portions of Item 10 and Items 11 through 14 of Part III of the Form 10-K, as contemplated by instruction G(3) to the Form 10-K, and (ii) to include as exhibits in Part IV, Item 15 of the Form 10-K, a related exhibit and the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”).  Other than the addition of Items 10-14, related exhibits, and the new certifications, the Form 10-K is not being amended or updated in any respect.  This Amendment No. 1 continues to describe the conditions as of the date of the Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Form 10-K.  This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendment to those filings.

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
For the Fiscal Year Ended December 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The following table sets forth the names of the persons serving on our Board of Directors (the “Board”).  Our stockholders elect the directors to serve until the next annual meeting of stockholders and, if applicable, until their successors are duly elected and qualified.

Name	Age	Position with the Company
W. Thomas Amick	69	Director, Chairman of the Board of Directors and Chief Executive Officer
Antonio Esteve, Ph.D.	54	Director
Max E. Link, Ph.D.	71	Director
Bruce A. Peacock	60	Director
Marvin E. Rosenthale, Ph.D.	78	Director

W. Thomas Amick has served as a member of our Board since September 2004, as our Chairman since March 2007, as our Interim Chief Executive Officer effective August 2009, and as our Chief Executive Officer since October 18, 2010.  From March 2005 to October 2010, Mr. Amick served as President and Chief Executive Officer of Aldagen, Inc., a privately-held life sciences company.  In 2004, Mr. Amick retired from a 30-year career with Johnson & Johnson, having most recently served, from 2003 to 2004, as Vice President, Business Development at Johnson & Johnson Development Corporation.  Previously at Johnson & Johnson, Mr. Amick served as President of Ortho Biotech Europe; as President of Janssen-Ortho, Inc., managing the entire Johnson & Johnson pharmaceutical and biotechnology portfolio for Canada; and as Vice President of the Oncology Franchise of Ortho Biotech.  He has held various other sales and executive positions throughout his career.  He holds a B.A. degree in business administration from Elon College and has attended executive courses at the Kellogg School of Management, Harvard Business School and Darden School of Business.

In addition to his role as Chief Executive Officer, Mr. Amick brings to our Board and executive team broad management experience, having more than 30 years of pharmaceutical and biotechnology experience as a senior executive with Johnson & Johnson.  Mr. Amick was instrumental in starting Johnson & Johnson’s biotechnology/oncology business.  His expertise and track record of leadership in developing successful domestic and international businesses adds significant depth to our management team and our Board.

Antonio Esteve, Ph.D., has served as a member of our Board since May 2002.  Dr. Esteve has chaired the company that bears his surname, Laboratorios del Dr. Esteve, S.A. (“Esteve”), since 2005, having previously held various posts within Esteve.  Since 2003, he has chaired the Blood and Tissue Bank (BST) owned by the Department of Health of the Government of Catalonia.  In 2009, Dr. Esteve was appointed President of the Prince of Girona Foundation.  He has also served as President of Farmaindustria (National Association of the Pharmaceutical Industry in Spain) (2006-2008), and is a member of the IFPMA Council (International Federation of Pharmaceutical Manufacturers & Associations) and various advisory boards in Spain.  Dr. Esteve is also a member of the Royal Academies of Pharmacy and Medicine of Catalonia and a Permanent Member of the Royal Academy of Doctors of Spain.  Dr. Esteve holds a Doctorate in Pharmacy and PDD (Executive Development Program) from IESE (Business School of the University of Navarra, Barcelona, Spain).

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

Dr. Link’s significant management experience is a key consideration in assessing his qualifications to serve as a member of our Board.  In addition, his doctorate in Economics, his experience in overseeing the preparation of financial statements in his capacity as Chief Financial Officer at Sandoz, Inc., and his experience as a Chief Executive Officer in actively supervising principal financial officers of public companies form the basis of the Board’s decision to designate him as the Chairman of the Audit Committee and qualify him to serve as an audit committee financial expert within the meaning of the rules of the SEC.

Bruce A. Peacock has served as a member of our Board since September 2010.  Since May 2006, Mr. Peacock has served as a Venture Partner with SV Life Sciences Advisors, LLC.  Since September 2010, Mr. Peacock has served as Chief Business Officer of Ophthotech Corporation.  He also serves as a Director and Co-Chairman of Alba Therapeutics and served as President and Chief Executive Officer from April 2008 to February 2011.  Prior to joining SV Life Sciences Advisors, LLC, he served as Chief Executive Officer and director of The Little Clinic, a medical care services company.  Previously, Mr. Peacock served as President and Chief Executive Officer and a director of Adolor Corporation, a publicly-held biotechnology company; as President, Chief Executive Officer and Director of Orthovita, Inc., a publicly-held orthopaedic biomaterials company; as Executive Vice President, Chief Operating Officer and Director of Cephalon, Inc.; and as Chief Financial Officer of Centocor, Inc.  Mr. Peacock serves as a member of the board of directors of Ocean Power Technologies, Inc. and has served as a member of the boards of directors of Pharmacopeia, Inc. (2004-2008), Ligand Pharmaceuticals Incorporated (2008-2009), and NeurogesX, Inc. (2007-2009).  Mr. Peacock earned a bachelor’s degree in Business Administration from Villanova University and is a certified public accountant.

Mr. Peacock brings extensive biotech and pharmaceutical experience to our Board, having held senior executive positions in a number of biotechnology, medical device and healthcare service organizations.  He has significant expertise in financial matters, having completed many debt, equity capital and alliance transactions, and also has significant experience in drug development, having led teams that gained regulatory approval of several drug candidates in the United States and in other major markets worldwide.  Mr. Peacock has also had responsibility for marketing, commercial and manufacturing operations.

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

Dr. Rosenthale brings to our Board more than 50 years of management and executive experience in the pharmaceutical industry.  In addition, since 1998, he has served as a member of the board of directors of nine pharmaceutical companies which provides him a broad perspective of the customs, practices and strategic priorities of pharmaceutical companies in today’s challenging competitive and financial markets.

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

Name	Age	Position with the Company
Russell Clayton, D.O.	51	Senior Vice President, Research and Development
Kathryn A. Cole	46	Senior Vice President, Human Resources
John G. Cooper	53	President, Chief Financial Officer and Treasurer
Thomas C. Hoy	50	Vice President, Manufacturing Operations
Thomas F. Miller, Ph.D., MBA	41	Senior Vice President and Chief Operating Officer
John A. Tattory	46	Vice President, Finance, Controller and Principal Accounting Officer
Mary B. Templeton, Esq.	65	Senior Vice President, General Counsel, and Corporate Secretary

Russell Clayton, D.O. has served as our Senior Vice President, Research and Development, since October 2011, having previously served as Vice President, Research and Development, from June 2009 to October 2011; Vice President, Medical and Academic Affairs, from September 2007 to June 2009; and Vice President, Global Research and Development, from May 2006 to September 2007.  Dr. Clayton joined us in December 2005 as Vice President of Medical Affairs.  Dr. Clayton is currently responsible for Regulatory Affairs and Pre-Clinical Research.  Dr. Clayton previously served, at Merck & Company, as Regional Medical Director, Medical and Scientific Affairs; and prior to that, as Director of International Regulatory Affairs.  Dr. Clayton served as Attending Pulmonologist at the Children’s Hospital of Philadelphia (CHOP), where he was Director of the Asthma Program for the Division of Pulmonary Medicine and Associate Director for the Cystic Fibrosis Center.  He has also served as Attending Pulmonologist at St. Christopher’s Hospital for Children in Philadelphia, and as Assistant Professor of Pediatrics at Temple University School of Medicine and the University of Pennsylvania School of Medicine.  He has given over 100 invited presentations, both national and international, and has authored articles and chapters on a variety of topics in pediatric lung disease.  Dr. Clayton received his Bachelor of Arts degree in Biology from La Salle College and his medical degree from the Philadelphia College of Osteopathic Medicine.

Kathryn A. Cole has served as our Senior Vice President, Human Resources, since January 2006.  Previously, Ms. Cole served as Vice President, Human Resources for Savient Pharmaceuticals Inc., a publicly-traded specialty pharmaceutical company, where she was responsible for creating and implementing the human resources strategy for the corporate office, commercial operations, and its former subsidiary, Rosemont Pharmaceuticals, LTD. of Leeds, United Kingdom.  Ms. Cole has also held various human resource management positions with companies, including Cytogen Corporation, EpiGenesis Pharmaceuticals, and the Prudential Insurance Company of America.  Ms. Cole received her undergraduate degree in Communication from Douglass College and her Master of Science degree in Industrial Relations and Human Resources from the Rutgers University School of Management and Labor Relations.

John G. Cooper, has served as our President and Chief Financial Officer since August 2010, having previously served as Executive Vice President, Chief Financial Officer and Treasurer beginning December 2002.  Mr. Cooper has over 25 years of experience as an executive with emerging growth companies in the life sciences industry and has been responsible for managing public and private financings, strategic alliances, mergers and acquisitions, investor relations, strategic and financial planning, international financial operations and general business operations.  Mr. Cooper’s previous positions include Senior Vice President and Chief Financial Officer of Chrysalis International Corporation, a public international contract research organization (CRO); Senior Vice President and Chief Financial Officer of DNX Corporation, a public company specializing in transgenic biotechnology; Chief Financial Officer of Taratec Development Corporation, a provider of information technology to life science companies; and Director, Finance and Controller of ENI Diagnostics, a public international medical device and diagnostics company.  Prior to that, Mr. Cooper held financial positions of increasing responsibility at CR Bard, Inc and Warner Cosmetics, Inc.  Mr. Cooper is a Certified Public Accountant and received a Bachelor of Science degree in Commerce from Rider University.

Thomas C. Hoy has served as our Vice President, Manufacturing Operations since September 2010.  Previously, Mr. Hoy was employed by Johnson & Johnson for more than 22 years in roles of increasing responsibility in Manufacturing Operations, most recently as Executive Director, Worldwide Manufacturing (2008 – 2009), a strategic staff position with responsibility to leverage and harmonize Johnson & Johnson’s worldwide biotech manufacturing operations, and, before that, as General Manager, Malvern Operations (2006-2007), where he managed a high-profile bulk biological manufacturing site with more than 500 employees supporting worldwide sales of almost $2 billion.  Prior to that, Mr. Hoy served as site General Manager for two other Pharmaceutical and Biotech Manufacturing Facilities as well as General Manager for Johnson & Johnson’s Worldwide Biological Contract Manufacturing Organization, which supported sales of more than $3 billion.  Mr. Hoy received his Bachelor of Science degree in Pharmacy from Philadelphia College of Pharmacy and Science and his Masters of Business Administration in Operations Management from Drexel University.

Mr. Hoy has significant experience in managing manufacturing operations and, in particular, in processes similar to those needed for the manufacture of our drug products.  He has managed biotech and pharmaceutical manufacturing operations ranging in size from 50 to 500 employees, with annual budgets of up to $150 million.  Mr. Hoy’s responsibilities have included operations both within the U.S. and Europe.

Thomas F. Miller, Ph.D., MBA has served as our Senior Vice President, Chief Operating Officer, since August 2010, having previously served as Senior Vice President, Commercialization and Business Development, from June 2006 to August 2010; and Vice President, Marketing, from August 2004 to April 2006.  Previously, from 2003 to 2004, Dr. Miller served as the Director of Global Biologics Strategic Marketing at Centocor, a Johnson & Johnson biotechnology company, where he was responsible for the development of global business strategy for emerging, niche-market products. Previously, Dr. Miller held commercial and scientifically-related positions of increasing responsibility at Pharmacia, BASF Pharma, and Pfizer.  Dr. Miller received his Bachelor of Science degree in Biology from Fairfield University, a Masters in Business Administration degree from Fairleigh Dickinson University, and a Ph.D. in cardio-respiratory physiology from Temple University School of Medicine.

John A. Tattory has served as our Vice President, Finance since January 2008, and was also appointed Controller and assigned the additional responsibility of Principal Accounting Officer in July 2010.  Previously, from May 2005 to January 2008, Mr. Tattory served as Director, Financial Planning & Analysis at Tyco International.  Prior to joining Tyco, Mr. Tattory was employed at Bristol-Myers Squibb in a variety of financial roles of increasing responsibility, most recently as Finance Director, U.S. Primary Care; and at Ernst & Young LLP in the firm’s audit practice.  Mr. Tattory is a certified public accountant and received a Bachelor of Science degree in Commerce from Rider University.

Mr. Tattory has more than 20 years of finance and accounting experience, most importantly his experience managing the financial operations for a commercial pharmaceutical company. His management and audit responsibilities have included the implementation of internal controls, accounting policy, budgets and forecasts, product pricing and cost accounting, financial reporting systems, and implementation of Sarbanes Oxley Section 404 controls.

Mary B. Templeton, Esq. has served as Senior Vice President, General Counsel and Corporate Secretary since September 2011, having previously served as Senior Vice President and Deputy General Counsel from March 2006.  Previously, Ms. Templeton was in private practice in New York and, prior to that, held senior legal positions in the financial services industry, serving as Senior Vice President, General Counsel and Corporate Secretary to The Charles Schwab Corporation, San Francisco, as Senior Vice President and General Counsel to The Sequor Group Inc., an affiliate of Security Pacific Corporation, in New York and Los Angeles, as Director of Investment Company Products at Charles Schwab & Co., Inc., San Francisco, and as Trust Officer of Bradford Trust Company, New York.  Ms. Templeton received her undergraduate degree from Chatham University, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers University School of Law – Camden.  She is a member of the Bar Associations of Pennsylvania and New York.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers (including a person performing a principal policy-making function) and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Reporting Persons are required by SEC regulations to furnish us with copies of all filings they make under Section 16(a) and we are required to identify those Reporting Persons who failed to make such filings timely.  Based solely on a review of the copies of any such filings made available to us and written representations from our officers and directors, we believe that all Reporting Persons complied with the filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2011.

Procedures for Recommending Nominees to our Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we described those procedures in our proxy statement for our 2011 Annual Meeting of Stockholders, which we filed with the SEC on August 15, 2011.

 Audit Committee

The Audit Committee of the Board is a standing committee of our Board and currently consists of Max E. Link, Ph.D., Bruce A. Peacock, and Marvin E. Rosenthale, Ph.D.  The primary functions of the Audit Committee include:

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

SUMMARY COMPENSATION TABLE

Named Executive Officers

The following table summarizes, for the years 2011 and 2010, the compensation of (1) the individual who was serving as our principal executive officer during 2011 and (2) the two most highly-compensated executive officers (other than the principal executive officer) who were serving as executive officers on December 31, 2011 ranked by their total compensation for the fiscal year ended December 31, 2011, to whom we collectively refer herein as our “Named Executive Officers.”

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Non-Equity Incentive Plan Compensation” and “Nonqualified Deferred Compensation Earnings.”

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Award ($)(1)	Option Award ($) (2)	All Other Comp. ($)		Total ($)

W. Thomas Amick	2011	$400,000		$15,000		$–	$584,200	$84,722	(4)	$1,083,922
Chairman of the Board and	2010	330,333	(3)	–		92,000	4,257	44,961	(4)	471,551
Chief Executive Officer

John G. Cooper	2011	325,000		15,000		–	365,125	16,500		721,625
President, Chief Financial	2010	313,375		50,000	(5)	66,000	–	8,250		437,625
Officer and Treasurer

Thomas F. Miller	2011	300,000		40,000		–	292,100	16,500		648,600
Senior Vice President and	2010	267,708		–		49,500	–	8,250		325,458
Chief Operating Officer

(1)
Represents the fair value of the stock awards as of the date of grant, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718), “Stock Compensation.”  The assumptions that we utilized are described in Note 11, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2011, in the Form 10-K.  The date of the grant to Messrs. Cooper and Miller was September 27, 2010.  The date of the grant to Mr. Amick was October 18, 2010.  As of December 31, 2011, the amounts reported in the table had not been paid to, nor realized by, the Named Executive Officer; however, these awards vested on March 6, 2012, upon the issuance by the U. S. Food and Drug Administration (FDA) of a marketing approval with respect to our New Drug Application (NDA) for SURFAXIN® for the prevention of RDS in premature infants at high risk of RDS (the “SURFAXIN Approval”).  As a result, Messrs, Amick and Cooper and Dr. Miller realized income of $100,001, $75,000, and $56,250, respectively.   Pursuant to the terms of the respective grants, The SURFAXIN approval was the earliest to occur of the following vesting events:  (i) the second anniversary of the date of grant; (ii) the date of the SURFAXIN Approval, or (iii) the effective date of a strategic alliance, collaboration agreement or other similar arrangement for the development and/or commercialization of SURFAXIN, SURFAXIN LS™ or AEROSURF®; with the additional condition that the awardee be actively providing services to us on the vesting date.

(2)
Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718.  The assumptions that we utilized are described in Note 11, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2011, in the Form 10-K.  The amounts reported in the table have not been paid to, nor realized by, the Named Executive Officer.  The Compensation Committee approved on October 7, 2011, a grant to Messrs. Amick and Cooper and Dr. Miller of an option to purchase 400,000, 250,000 shares and 200,000 shares, respectively, with an exercise price of $1.83; and on July 7, 2010, a grant to Mr. Amick of an option to purchase 2,000 shares at an exercise price of $2.70.  All options granted in 2011 vest in a series of three successive equal annual installments beginning with the first year anniversary of the grant.  The options granted in 2010 to Mr. Amick vested on the first anniversary, July 7, 2011.  All options have a term of 10 years.

(3)	Represents $247,000 paid in 2010 under the terms of the Interim CEO Agreement (as defined below), and an additional $83,333 in salary paid in 2010 under an Executive Employment Agreement.

(4)	This amount includes temporary living expenses for 2011 and 2010, of $63,422 and $12,617, respectively. Total Director compensation paid to Mr. Amick in 2010 was $31,500.

(5)
Represents a special bonus awarded at the time that Mr. Cooper was elected President to acknowledge his executive management responsibility and efforts during the transition from the departure of our former President and Chief Executive Officer through Mr. Amick’s tenure as Interim Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table shows the number of shares covered by exercisable and unexercisable options and unvested restricted stock awards (including grants that vest contingently upon the occurrence of a specified milestone) held by the Named Executive Officers on December 31, 2011.  The market values reported below were computed on the basis of the closing market price of our stock on Nasdaq on December 30, 2011 of $1.68.

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Option Awards – Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options”, “Stock Awards: Number of Shares or Units of Stock That Have Not Vested”, and “– Market Value of Shares or Units of Stock That Have Not Vested”.

	Option Awards						Stock Awards (RSAs)
Named Executive Officer	No. of Securities Underlying Unexercised Options – Exercisable		No. of Securities Underlying Unexercised Options – Unexercisable		Option Exercise Price ($)*	Option Expiration Date	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Thomas Amick	1,667	(1)			$156.45	3/23/14			$–
	2,000	(1)			130.95	9/14/14
	1,667	(1)			94.20	5/13/15
	2,000	(1)			23.85	6/8/16
	2,667	(1)			49.05	6/21/17
	2,000	(1)			30.45	6/11/18
	4,000	(1)			7.35	9/3/19
	2,000	(1)			2.70	7/7/20
			400,000	(7)	1.83	10/7/21
							26,667	(8)	44,801
John G. Cooper	7,000	(2)			25.80	6/27/12
	2,000	(2)			28.35	11/5/12
	5,333	(4)			41.25	12/13/12
	5,333	(3)			121.19	9/12/13
	13,333	(5)			137.55	12/15/13
	5,000	(6)			97.05	8/12/14
	5,000	(5)			135.30	12/17/14
	3,333	(2)			105.15	1/3/16
	16,666	(2)			33.75	5/17/16
	13,333	(2)			36.90	12/15/16
	10,667	(2)			49.05	6/21/17
	10,000	(2)			39.15	12/11/17
	8,889	(7)			18.15	12/12/18
	17,778	(7)			28.95	12/12/18
			250,000	(7)	1.83	10/7/21
							20,000	(8)	33,600

	Option Awards						Stock Awards (RSAs)
Named Executive Officer	No. of Securities Underlying Unexercised Options – Exercisable		No. of Securities Underlying Unexercised Options – Unexercisable		Option Exercise Price ($)*	Option Expiration Date	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas F. Miller	2,333	(7)			118.50	8/31/14
	1,666	(5)			135.30	12/17/14
	2,000	(2)			100.35	6/10/15
	2,333	(2)			105.15	1/3/16
	4,667	(2)			21.00	6/12/16
	1,000	(2)			29.85	7/6/16
	6,667	(2)			36.90	12/15/16
	5,333	(2)			49.05	6/21/17
	7,334	(2)			39.15	12/11/17
	3,333	(7)			18.15	12/12/18
	6,666	(7)			28.95	12/12/18
			250,000	(7)	1.83	10/7/21
							15,000	(8)	25,200

*	The Option Exercise Price has been adjusted where applicable to reflect the 1-15 reverse stock split effective December 28, 2010.

(1)	These options vested and became exercisable on the first anniversary of the date of grant, and expire, as listed above, on the tenth anniversary of the date of grant.

(2)
These options vested and became exercisable in four equal installments on the date of grant and the next three anniversaries of the date of grant, and expire, as listed above, on the tenth anniversary of the date of grant.

(3)
These options vested and became exercisable as follows: one fourth on the date of grant and thereafter in 24 equal installments at the close of each of the following 24 months.  These options expire, as listed above, on the tenth anniversary of the date of grant.

(4)	These options vested and became exercisable on December 13, 2006. The options expire, as listed above, on the tenth anniversary of the date of grant.

(5)
As granted, these options vested and became exercisable as follows: one fourth on the date of grant and thereafter in 36 equal installments at the close of each of the following 36 months.  In December 2005, the Compensation Committee accelerated the vesting of all stock options that at the time had an exercise price of $135.30 or greater, subject to a written “lock-up” agreement, which has since expired. The options expire, as listed above, on the tenth anniversary of the date of grant.

(6)
These options vested and became exercisable as follows: one fourth on the date of grant and thereafter in 36 equal installments at the close of each of the following 36 months.  These options expire, as listed above, on the tenth anniversary of the date of grant.

(7)	These options vest and become exercisable in three equal installments on the first three anniversaries of the date of grant, and expire, as listed above, on the tenth anniversary of the date of grant.

(8)
These RSAs vested on March 6, 2012, the date of the SURFAXIN Approval, which was the earliest to occur of the following vesting events: (i) the second anniversary of the date of grant; (ii) the date of the SURFAXIN Approval, and (iii) the effective date of a strategic alliance, collaboration agreement or other similar arrangement for the development and/or commercialization of SURFAXIN, SURFAXIN LS or AEROSURF; with the additional condition that the awardee be actively providing services to us on the vesting date.

Retirement Benefits

During 2011, none of our Named Executive Officers participated in any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, other than our 401(k) savings plan (“401(k) Plan”). Under the 401(k) Plan, eligible employees (as defined in the 401(k) Plan) may elect to make pre-tax deferrals or Roth deferrals up to 70% of annual compensation (which is limited for this purpose in 2011 to $245,000, but in any event not more than $16,500). The 401(k) Plan also permits (i) rollover contributions and (ii) catch up contributions by employees over the age of 50. Under the 401(k), we may make matching contributions, which in 2011 equaled 100% of an employee’s deferred compensation, paid quarterly in the form of shares of our common stock determined by reference to the lower of (i) the average closing price of shares of our common stock on all trading days in the applicable quarter, or (ii) the closing price of our common stock on the last trading day of the quarter.

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

Executive Employment Agreements

Interim Chief Executive Officer Agreement

Following the resignation of our former President, Chief Executive Officer and Board member in August 2009, the Board approved the election of Mr. Amick, then Chairman of the Board, to serve as our Chief Executive Officer on an interim basis and, in September 2009, approved a non-employee executive agreement (the “Interim CEO Agreement”) with Mr. Amick.  Under the Interim CEO Agreement, Mr. Amick agreed to devote, on a part-time basis, such of his business time, attention and efforts as reasonably necessary to the proper performance of his duties, which we expected would involve on average two days per week.  Under the Interim CEO Agreement, we paid Mr. Amick monthly compensation at a rate of $3,000 per day for two days per week, payable in arrears at the beginning of the following calendar month.  In addition, on September 3, 2009, the Compensation Committee of the Board authorized a grant to Mr. Amick under the 2007 Long-Term Incentive Plan (2007 Plan) of options to purchase 4,000 shares of our common stock at an exercise price of $7.35 per share.  The option grant, in part, replaced an automatic grant of options to purchase 2,000 shares of our common stock that Mr. Amick would have received under the 2007 Plan as a non-executive Chairman of the Board.  These options vested in full on the first anniversary of the date of grant.  Effective as of June 30, 2010, the Board approved an extension of the Interim CEO Agreement through June 30, 2011 and on July 7, 2010, the Compensation Committee of the Board authorized an additional grant of options to Mr. Amick to purchase 2,000 shares of our common stock at an exercise price of $2.70 per share.  This summary of the Interim CEO Agreement is qualified in its entirety by the full text of the Interim CEO Agreement, which is attached to our Current Report on Form 8-K that we filed with the SEC on September 4, 2009.  On October 15, 2010, the Board appointed Mr. Amick as our Chief Executive Officer and, effective October 18, 2010, the Interim CEO Agreement was terminated, Mr. Amick became a full time employee, and we also entered into an employment agreement with Mr. Amick.  On August 11, 2011, we amended Mr. Amick’s employment agreement to extend the term to May 4, 2012, subject to automatic renewals as provided in the agreement, the terms of which are discussed below.

Executive Agreements

We have entered into employment agreements (the “Executive Agreements”) with Messrs. Amick, Cooper and Miller on substantially similar terms.  The Executive Agreements will expire on May 4, 2012.  The Executive Agreements would have renewed automatically for an additional one-year term; however, on February 3, 2012, at the direction of the Compensation Committee and in accordance with the terms of the Executive Agreements, we provided notice of non-renewal.  The Compensation Committee plans to enter into new employment agreements with our key executives prior to the expiration of the Executive Agreements.

The expiring Executive Agreements include a 12-month post-employment noncompetition agreement and provide for confidentiality and the assignment of all intellectual property rights to us.  As of March 31, 2012, the base salaries under the Executive Agreements for Messrs. Amick, Cooper and Miller are $400,000, $325,000, and $300,000, respectively.  The Executive Agreements also provide for the following benefits:

•
Upon termination by us without Cause or by the executive for Good Reason, as defined in the Executive Agreements, the executive is entitled to: a lump sum payment that is equal to one and one half times the sum, for Messrs Amick and Cooper,  and one time the sum, for Dr. Miller, of his base salary then in effect and the largest annual cash bonus received by the executive with respect to the three fiscal years immediately preceding the date of termination (the “Highest Annual Bonus”) for; continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in our health and welfare plans at the time of termination for a period of one and one-half years, for Messrs Amick and Cooper, and a period of one year, for Dr. Miller, following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis).

•
Upon termination in connection with a “change in control” as that term is defined in the Executive Agreements (“Change in Control”), the executive is entitled to: a lump sum payment that is equal to, for Messrs Amick and Cooper,  two and one half times the sum, and for Dr. Miller, two times the sum, of his base salary then in effect and the Highest Annual Bonus preceding the Change in Control; continuation of health benefits (or their equivalent) for the executive and the members of the executive’s family who were participating in our health and welfare plans at the time of termination for a period of two and one-half years, for Messrs Amick and Cooper, and a period of two years, for Dr. Miller, following the date of termination, reduced to the extent that a subsequent employer provides the executive with substantially similar coverage (on a benefit-by-benefit basis)

•
Upon termination by us without Cause or by the executive for Good Reason, or in the event of Change in Control, in each case as defined in the Executive Agreements, the executive is entitled to: a pro rata bonus payable in a lump sum payment that is equal to the Highest Annual Bonus immediately preceding the Change in Control or termination, multiplied by a fraction the numerator of which is the number of days the executive was employed by us in the current fiscal year and the denominator of which is 365; outplacement counseling assistance in the form of reimbursement for reasonable expenses incurred by the executive within 12 months following the date of termination, up to a maximum amount of $40,000; to the extent that the executive is subject to certain excise taxes under Section 4999 of the Internal Revenue Code, reimbursement of those excise taxes; and any additional federal, state, local and excise tax resulting from such gross-up payments and accelerated vesting of unvested stock options and restricted stock and other awards, if any, under our Equity and Long-Term Incentive Plans.

•
Upon a Change in Control and assuming the executive remains employed with the acquirer, the executive’s annual bonus in each of the two fiscal years immediately following the Change in Control must be at least equal to the Highest Annual Bonus preceding the Change in Control.  In addition, a termination is considered “termination in connection with a change of control” if the executive’s employment is terminated other than for cause or by the executive for Good Reason during the 24 months following the change of control.

•
In addition, Mr. Amick is entitled to reimbursement of certain expenses associated with travel, housing and other incidentals, to be paid in accordance with guidelines of the Internal Revenue Service.  Mr. Amick is entitled to tax gross-up payments for these transition expenses.  For the year ended December 31, 2010, Mr. Amick was paid transition expense reimbursements of $7,977.14 and tax gross-up payments of $4,640.  For the year ended December 31, 2011, Mr. Amick was paid transition expense reimbursements of $39,259 and tax gross-up payments of $24,163.   For the period from January 1, 2011 through May 3, 2012, we have agreed to reimburse Mr. Amick for expenses associated with travel, local housing and other incidentals, exclusive of any gross-up, in amounts not to exceed $55,025.

Director Compensation

During 2011, each of our non-employee directors received cash compensation for his services in the amount of $4,500 per quarter.  Directors who are also employees are not compensated separately for serving on the Board or any of its committees.  In addition, we pay our non-employee directors the following additional amounts, as applicable: (i) $1,000 per quarter for each director who served on one or more of the standing committees; (ii) $500 per quarter for each director who served as Chairman of any of the standing committees; and (iii) $6,000 per quarter to a non-employee Chairman of the Board.  The following chart summarizes the cash compensation paid to our non-employee directors during the year ended December 31, 2011.  To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Stock Awards”, “Non-Equity Incentive Compensation”, “Change in Pension Value and Nonqualified Deferred Compensation Earnings”, and “All Other Compensation.”

Name	Fees Earned or Paid in Cash	Option Awards	Total

Antonio Esteve, Ph.D.	$18,000	$–	$18,000
Max E. Link, Ph.D.	24,000	–	24,000
Bruce A. Peacock	23,872	–	23,872
Marvin E. Rosenthale, Ph.D.	24,000	–	24,000

Directors also are entitled to expense reimbursements for their travel, lodging and other expenses incurred in connection with attendance at meetings of the Board, Board Committee meetings and related activities.

Pursuant to our charter documents, we indemnify our directors to the maximum extent permissible under the General Corporation Law of the State of Delaware.  In addition, we have entered into indemnity agreements with Messrs. Amick and Peacock and certain of our executive officers that provide, among other things, that we will indemnify them under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer, or other agent of ours, and otherwise to the fullest extent permitted under the General Corporation Law of the State of Delaware and our Amended and Restated By-Laws (“By-Laws”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2011 the number of shares of our common stock issuable upon exercise of outstanding options.  As there are no equity incentive plans not approved by security holders (other than our 401(k) Plan under which the company match is made in shares of our common stock), that line of the table has been omitted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders

2011 Long-Term Incentive Plan	1,709,000		$1.83	2,105,876

2007 Long-Term Incentive Plan(1)	296,946	(2)	$24.56

Amended and Restated 1998 Stock Incentive Plan (3)	432,105		$77.27

Total	2,438,051		$17.97	2,105,876

(1)
The 2007 Plan terminated on the effective date of the 2011 Plan.  All shares that were available under the 2007 Plan, including any that are expired, forfeited or otherwise returnable to the Plan are transferred to and become available for grant under the 2011 Plan.  All awards granted under the 2007 Plan continue to be governed by the terms of the 2007 Plan and the award agreements.

(2)
Does not include 128,334 shares of common stock under RSAs issued to employees subject to vesting conditions in 2010 that had not vested as of December 31, 2011.  The shares  vested on March 6, 2012, the date of SURFAXIN Approval, in accordance with the terms of the RSAs.  See, note 1 to the Summary Compensation Table.

(3)	The 1998 Plan expired on the effective date of the 2007 Plan. All awards granted under the 1998 Plan continue to be governed by the terms of the 1998 Plan and the award agreements.
(4)	The Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights has been adjusted where applicable to reflect the 1-15 reverse stock split effective December 28, 2010.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock (i) as of March 31, 2012, by each of our Named Executive Officers and directors listed in the chart below and by all executive officers and directors as a group, and (ii) as of March 21, 2012, by each person or entity known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.  The address of each person is c/o Discovery Laboratories, Inc., 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622, unless otherwise indicated.

Name and Address of Beneficial Owner (1)	Common Stock	Common Stock Equivalents (2)	Total Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Non-Executive Directors

Antonio Esteve, Ph.D. (3)	213,779	15,666	229,445	*

Max E. Link, Ph.D.	11,121	14,333	25,454	*

Bruce A. Peacock	–	2,667	2,667	*

Marvin E. Rosenthale, Ph.D.(4)	23,333	14,333	37,666	*

Named Executive Officers

W. Thomas Amick	39,947	18,001	57,948	*

John G. Cooper	36,927	123,665	160,592	*

Thomas F. Miller	29,570	43,332	72,902	*

Executive Officers and Directors as a group (14 persons)	485,805	372,662	858,467	1.96%

No 5% Security Holders
* Less than 1%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and includes voting and investment power with respect to shares of common stock.  Shares of common stock, and shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2012 held by each person or group named above, are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or group.

(2)
Common Stock Equivalents include shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2012 held by each person or group named above.

(3)
Beneficial ownership of common stock includes 192,294 shares owned by Laboratorios Esteve, 21,144 shares owned by Laboratorios P.E.N., S.A., an affiliate of Laboratorios Esteve, and 341 shares owned directly by Dr. Esteve.  Common Stock Equivalents includes 15,666 shares of common stock issuable upon the exercise of outstanding options held by Dr. Esteve.  As a consequence of Dr. Esteve’s relationship with Laboratorios Esteve, including, serving as President of Laboratorios Esteve, he may be deemed to have beneficial ownership of the shares owned by Laboratorios Esteve and Laboratorios P.E.N.

(4)	Total beneficial ownership shown in the table includes 8,333 shares as to which Dr. Rosenthale disclaims beneficial ownership of shares held by his spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions between the Company and Related Parties

We did not enter into any new transactions with any related party in the years ended December 31, 2011 and December 31, 2010.  In connection with an existing loan that we made to David L. Lopez, our former executive officer, in 2000 as part of an incentive for Mr. Lopez to relocate to our headquarters in Warrington, PA, the largest aggregate amount of principal outstanding during 2011 and through March 31, 2012 was $173,878.11.   Per the terms of a separation agreement with the company, the full amount outstanding under the loan has been repaid.

Director Independence

The Board presently consists of five members, one of whom also serves as our Chief Executive Officer. Presently, Mr. Peacock and Drs. Link and Rosenthale are “independent” directors within the meaning of the rules of the SEC and the Nasdaq qualitative listing requirements. Each director who serves on a standing committee, including the Compensation Committee, the Nomination and Governance Committee and the Audit Committee, is considered to be by the Board to be “independent” within the meaning of the SEC rules and the Nasdaq listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010, fees for the review of quarterly reports on Form 10-Q during these periods and fees for other services rendered by Ernst & Young LLP during those periods:

Fee Category:	Fiscal 2011	% of Total	Fiscal 2010	% of Total

Audit Fees	$232,000	74%	$230,000	57%
Audit-Related Fees	58,000	18%	130,000	32%

Tax Fees	26,500	8%	26,000	7%

All Other Fees	–	–	15,000	4%
Total Fees	$316,500	100%	$401,000	100%

Audit Fees are fees that we paid to Ernst & Young LLP for: the audit of our annual consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit- Related Fees are fees for services related to registration statements and other offering memoranda. Included in the Fiscal 2010 costs are activities related to the restatement of our consolidated financial statements for the periods ended from June 30, 2009 through June 30, 2010 that we filed in November 2010 to reclassify certain warrants as derivative liabilities instead of equity.

Tax Fees consisted of tax compliance/preparation and other tax services.  No portion of these tax fees related to financial information or operational system design or implementation services.

All Other Fees are fees for any services not included in another category.

The Audit Committee or a designated member of the Audit Committee pre-approved all audit and non-audit services rendered to us by Ernst & Young LLP in 2011 and 2010.

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

DISCOVERY LABORATORIES, INC.

Date: April 27, 2012	By:	/s/ W. Thomas Amick
W. Thomas Amick
Chairman of the Board and
Chief Executive Officer

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K/A.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), as amended as of and October 3, 2011	Incorporated by reference to Exhibit 3.1 to Discovery's Form 8-K, as filed with the SEC on October 3, 2011.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Class C Investor Warrant, dated April 17, 2006, issued to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 21, 2006.

4.3	Warrant Agreement, dated November 22, 2006	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

4.4	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.5	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.6	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.7	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.8	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

Exhibit No.	Description	Method of Filing

4.9	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.10	Form of Five-Year Warrant issued on June 22, 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.11	Form of Short-Term Warrant issued on June 22, 2010	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.12	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

4.13.	Form of Voting Agreement between RSA Holders and Discovery dated November 12, 2010	Incorporated by reference to Exhibit 4.13 to Discovery’s Annual Report on Form 10-KSB for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

4.14	Form of Five-Year Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.15	Form of Short Term Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

10.1+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Discovery’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375).

10.2	Registration Rights Agreement, dated June 16, 1998, among Discovery, Johnson & Johnson Development Corporation and The Scripps Research Institute	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the SEC on April 9, 1999.

10.3 +	Amended and Restate License Agreement by and between Discovery and Philip Morris USA Inc., d/b/a/ Chrysalis Technologies, dated March 28, 2008	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.4 +	License Agreement by and between Discovery and Philip Morris Products S.A., dated March 28, 2008	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

Exhibit No.	Description	Method of Filing

10.5*	Form of Notice of Grant of Stock Option under the 1998 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the SEC on November 17, 1999.

10.6*	Discovery’s 2007 Long Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007.

10.7*	Form of 2007 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 9, 2007.

10.8*	Form of Stock Issuance Agreement, dated as of October 30, 2007, between Discovery and the Grantees	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on November 5, 2007.

10.9*	Form of Restricted Stock Award (RSA) Agreement dated September 27, 2010	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 1, 2010.

10.10*	Form of 2011 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Appendix II to Discovery’s Definitive Proxy Statement on Form DEF 14A, as filed with the SEC on August 15, 2012 (Commission File Number 000-26422).

10.11*	Renewal of Interim CEO Agreement dated July 2, 2010 between W. Thomas Amick and Discovery	Incorporated by reference to Exhibit 10.8 to Discovery’s Quarterly Report on Form 10-Q dated June 30, 2010, as filed with the SEC on August 9, 2010.

10.12*	Employment Agreement dated as of October 18, 2010 between Discovery and W. Thomas Amick	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2010.

10.13*	Amendment dated August 11, 2011 to the Employment Agreement dated as of October 18, 2010 between Discovery and W. Thomas Amick	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 15, 2011.

10.14*	Amended and Restated Employment Agreement, dated as of May 4, 2006, by and between Discovery and John G. Cooper	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 10, 2006.

10.15*	Amendment dated January 3, 2008 to the Amended and Restated Employment Agreement dated as of May 4, 2006 between Discovery and John G. Cooper	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 3, 2008.

Exhibit No.	Description	Method of Filing

10.16*	Amended and Restated Employment Agreement, dated as of June 12, 2006, by and between Discovery and Thomas F. Miller	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 27, 2007.

10.17*	Amendment dated December 12, 2008 to the Amended and Restated Employment Agreement dated as of June 12, 2006 between Discovery and Thomas F. Miller	Filed herewith.

10.18+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.19+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.20	Assignment of Lease and Termination and Option Agreement, dated as of December 30, 2005, between Laureate Pharma, Inc. and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

10.21	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, by and between TR Stone Manor Corp. and Discovery Laboratories, Inc.	Incorporated by reference to Exhibits 10.1 and 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007.

10.21
Payment Agreement and Loan Amendment (amending the Second Amended and Restated Loan Agreement, dated as of December 10, 2001, amended and restated as of October 25, 2006) dated April 27, 2010, by and between Discovery and PharmaBio
Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.22	Third Amended Promissory Note dated April 27, 2010 (amending and restating the Second Amended Promissory Note dated as of October 25, 2006), payable to PharmaBio	Incorporated by reference to Exhibit 1.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.23	Securities Purchase Agreement dated April 27, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 1.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

10.24	Securities Purchase Agreement dated October 12, 2010 by and between PharmaBio and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

10.25	Registration Rights Agreement, dated as of May 22, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 27, 2008.

Exhibit No.	Description	Method of Filing

10.26	Registration Rights Agreement, dated as of December 12, 2008, by and between Kingsbridge Capital and Discovery	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

10.27	Common Stock Purchase Agreement dated as of June 11, 2010, by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

10.28+	Supply Agreement dated as of December 22, 2010 between by and between Corden Pharma (formerly Genzyme Pharmaceuticals LLC) and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010.

10.29*	Separation of Employment Agreement and General Release between Discovery and David L. Lopez, Esq., C.P.A.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 18, 2011.

10.30	Sales Agency Agreement dated December 14, 2011, between Discovery and Lazard Capital Markets LLC	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 14, 2011.

21.1	Subsidiaries of Discovery	Incorporated by reference to Exhibit 21.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Incorporated by reference to Exhibit 23.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

31.1	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	Incorporated by reference to Exhibit 31.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Incorporated by reference to Exhibit 31.2 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

31.3	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

31.4	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

Exhibit No.	Description	Method of Filing

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 32.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.1
The following consolidated financial statements from the Discovery Laboratories, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the years ended December 31, 2011 and December 31, 2010, (iii) Statements of Changes in Equity for the years ended December 31, 2011 and December 31, 2010, (iv) Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010, and (v) Notes to consolidated financial statements.
Incorporated by reference to Exhibit 101.1 to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

101.INS	Instance Document	Incorporated by reference to Exhibit 101.INS to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to Exhibit 101.SCH to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to Exhibit 101.CAL to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to Exhibit 101.DEF to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to Exhibit 101.LAB to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

Exhibit No.	Description	Method of Filing

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to Exhibit 101.PRE to Discovery’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2011.

+       Confidential treatment requested as to certain portions of these exhibits.  Such portions have been redacted and filed separately with the Commission.

*       A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.