Form 10-Q
period 2012-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2012-05-15
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, 43,371,562 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

 PART I - FINANCIAL INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations; the timing and expectations with respect to the planned 2012 commercial introduction of our drug and device products; the possibility, timing and outcome of submitting regulatory filings for our products under development; our research and development programs for our KL4 surfactant-based pipeline and our capillary aerosol generator (CAG) and ventilator circuit / patient interface connectors for delivery of aerosolized medications, including planning for and timing of any clinical trials and potential development milestones; the development of financial, clinical, manufacturing and distribution plans related to the potential commercialization of our products, if approved; and plans regarding potential strategic alliances and other collaborative arrangements with pharmaceutical companies and others to develop, manufacture and market our products.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Examples of the risks and uncertainties include, but are not limited to:

●
the risk that, if we fail to successfully commercialize SURFAXIN® and AFECTAIR®, or if SURFAXIN and AFECTAIR do not gain market acceptance for any reason, our revenues would be limited, which could have a material adverse effect on our business, financial condition and results of operations;

●
the risk that, if we are unable for any reason to introduce, or, if there is a significant delay in the commercial introduction of, SURFAXIN® and AFECTAIR® in the U.S. and other markets as planned, we may have difficulty securing additional capital to sustain our operations, which could have a material adverse effect on our ability to continue our marketing and distribution efforts, research and development programs and operations;

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

●
risks relating to our ability to develop a successful sales and marketing organization to market SURFAXIN and AFECTAIR and our other product candidates, if approved, in a timely manner, if at all, and that we or our marketing and advertising consultants will not succeed in developing market awareness of our products or that our product candidates will not gain market acceptance by physicians, patients, healthcare payers and others in the medical community;

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

●
the risk that we, our contract manufacturers or any of our third-party suppliers may encounter problems or delays in manufacturing drug product substances, our drug products, CAG devices and ventilator circuit / patient interface connectors and related componentry, and other materials on a timely basis or in an amount sufficient to support the commercial introduction of SURFAXIN and the AFECTAIR devices, as well as our research and development activities for our other product candidates;

●
risks relating to the rigorous regulatory approval processes, including pre-filing activities, required for approval of any drug, combination drug-device product or medical device that we may develop, whether independently, with strategic development partners or pursuant to collaboration arrangements;

●
risks related to our efforts to gain regulatory approval, in the United States and elsewhere, for our drug product and medical device candidates, including (i) drug and drug-device combination products that we are developing to address RDS in premature infants: SURFAXIN LS (our lyophilized (freeze-dried) dosage form of SURFAXIN), and AEROSURF (our initial aerosolized KL4 surfactant using our CAG technology); and (ii) AFECTAIR, a series of our novel ventilator circuit / patient interface connectors that we plan to introduce commercially in the fourth quarter of 2012;

●
the risk that the FDA or other regulatory authorities may not accept, or may withhold or delay consideration of, any applications that we may file, or may not approve our applications or may limit approval of our products to particular indications or impose unanticipated label limitations;

●
risks relating to our research and development activities, which involve time-consuming and expensive preclinical studies and other efforts, and potentially multiple clinical trials, which may be subject to potentially significant delays or regulatory holds or fail, and which must be conducted using sophisticated and extensive analytical methodologies and quality control release and stability tests to satisfy the requirements of the regulatory authorities;

●	the risk that we may be unable to identify potential strategic partners or collaborators with whom we can develop and, if approved, commercialize our products in a timely manner, if at all;

●	the risk that we or our strategic partners or collaborators will not be able to attract or maintain qualified personnel, which could affect our ability to develop and market our products;

●	the risk that market conditions, the competitive landscape or other factors may make it difficult to launch and profitably sell our products;

●	risks that reimbursement and health care reform may adversely affect us or that our products will not be accepted by physicians and others in the medical community;

●
the risk that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug product and medical device candidates;

●
the risk that we may be unable to maintain compliance with continued listing requirements of The Nasdaq Capital Market®, which could increase the probability that our stock will be delisted, which could cause our stock price to decline;

●
risks that the unfavorable credit and economic environment will adversely affect our ability to fund our activities, that our Committed Equity Financing Facility (CEFF) and the at-the-market (ATM) Program may be unavailable or may expire or be exhausted, and that additional equity financings could result in substantial equity dilution or result in a downward adjustment to the exercise price of five-year warrants that we issued in February 2011 (which contain price-based anti-dilution revisions);

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,802	$10,189
Prepaid expenses and other current assets	393	442
Total Current Assets	55,195	10,631
Property and equipment, net	2,143	2,293
Restricted cash	400	400
Total Assets	$57,738	$13,324
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,339	$1,111
Accrued expenses	2,887	2,972
Common stock warrant liability	10,304	6,996
Equipment loans and capitalized leases, current portion	67	68
Total Current Liabilities	14,597	11,147

Equipment loans and capitalized leases, non-current portion	205	224
Other liabilities	703	689
Total Liabilities	15,505	12,060
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 100,000 shares authorized; 43,382 and 24,603 shares issued, 43,361 and 24,582 shares outstanding respectively, at March 31, 2012 and December 31, 2011	43	25
Additional paid-in capital	452,680	401,713
Accumulated deficit	(407,436)	(397,420)
Treasury stock (at cost); 21 shares at March 31, 2012 and December 31, 2011	(3,054)	(3,054)
Total Stockholders’ Equity	42,233	1,264
Total Liabilities & Stockholders’ Equity	$57,738	$13,324

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Grant Revenue	$–	$381
Expenses:
Research and development	4,533	4,620
General and administrative	2,047	1,820
Total expenses	6,580	6,440
Operating loss	(6,580)	(6,059)

Change in fair value of common stock warrant liability	(3,434)	2,228

Other income / (expense):
Interest and other income	2	4
Interest and other expense	(4)	(10)
Other income / (expense), net	(2)	(6)
Net loss	$(10,016)	$(3,837)
Net loss per common share – Basic and diluted	$(0.37)	$(0.21)
Weighted average number of common share outstanding – basic and diluted	27,162	18,114

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,016)	$(3,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	324
Stock-based compensation and 401(k) match	542	316
Fair value adjustment of common stock warrants	3,434	(2,228)
Loss / (gain) on sale of equipment	-	9
Changes in:
Prepaid expenses and other current assets	49	(4)
Accounts payable	228	188
Accrued expenses	(85)	79
Other assets	-	5
Other liabilities and accrued interest	14	79
Net cash used in operating activities	(5,546)	(5,069)
Cash flows from investing activities:
Purchase of property and equipment	(138)	(25)
Net cash used in investing activities	(138)	(25)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	43,604	22,583
Proceeds from exercise of common stock warrants	6,713	–
Repayment of equipment loans and capital lease obligations	(20)	(37)
Net cash provided by financing activities	50,297	22,546
Net increase in cash and cash equivalents	44,613	17,452
Cash and cash equivalents – beginning of period	10,189	10,211
Cash and cash equivalents – end of period	$54,802	$27,663
Supplementary disclosure of cash flows information:
Interest paid	$4	$6

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Organization and Business

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

SURFAXIN LS is our lyophilized (freeze-dried) dosage form of SURFAXIN that is stored as a powder and resuspended to liquid form prior to use.  We are developing SURFAXIN LS with the objective of improving ease of use for healthcare practitioners, as well as potentially to prolong shelf life and eliminate the need for cold-chain storage.  We are implementing a regulatory plan intended to gain marketing authorization for SURFAXIN LS in the United States and other major markets worldwide.  AEROSURF is a drug/device combination product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG) and our novel AFECTAIR® ventilator circuit / patient interface connectors.  We are developing AEROSURF for premature infants with or at risk for developing RDS.  Premature infants with RDS currently are treated with surfactants that can only be administered by endotracheal intubation supported with mechanical ventilation, both invasive procedures that may result in serious respiratory conditions and complications.  As a consequence, neonatologists will not treat infants who could benefit from surfactant therapy unless the potential benefits of surfactant therapy outweigh the risks associated with such invasive administration procedures.  AEROSURF potentially will provide practitioners with the ability to deliver surfactant therapy using a less-invasive method.  For this reason, we believe that AEROSURF, if approved, potentially may enable the treatment of a significantly greater number of premature infants at risk for RDS who could benefit from surfactant therapy but are currently not treated.

AFECTAIR, a series of disposable ventilator circuit / patient interface connectors, was initially developed for use in the NICU as part of our AEROSURF development program.  AFECTAIR devices simplify the delivery of inhaled therapies (including our aerosolized KL4 surfactant) to critical-care patients requiring ventilatory support by introducing the inhaled therapy directly at the patient interface and minimizing the number of connections in the ventilator circuit.  We initially developed a ventilator circuit / patient interface connector to be used with our CAG in the NICU.  To benefit all critical care patients who require inhaled therapies and who are receiving ventilatory support, we are developing AFECTAIR devices in different sizes for use in NICUs, pediatric intensive care units (PICUs) and adult intensive care units (ICUs), and to be compatible with a variety of aerosol generating devices.  In February 2012, we successfully registered our initial AFECTAIR device, which is intended for use with jet nebulizers and other aerosol generators, in the United States as a Class I, exempt medical device.  We believe that AFECTAIR has the potential to become a new standard of care for the delivery of inhaled therapies to critical care patients.  We are implementing a regulatory and manufacturing plan that, if successful, is intended to result in the commercial introduction of the initial AFECTAIR device for use in the NICU in the United States and the European Union in the fourth quarter of 2012, and a second AFECTAIR device, AFECTAIR® DUO, in mid-2013.

We are preparing for the commercial introductions, beginning in late 2012, of SURFAXIN in the United States, and AFECTAIR in the United States, the European Union and thereafter in other markets worldwide.  To accomplish our objectives, in the United States, we plan to build our own, in-house, specialty respiratory critical care commercial and medical affairs organization that will specialize in neonatal indications, beginning with SURFAXIN.  We also expect that our commercial and medical affairs organization will be able to leverage the experience and relationships that we gain with the introduction of SURFAXIN to efficiently support the introductions of SURFAXIN LS and AEROSURF, if approved.  In the future, our in-house organization may also work in a coordinated manner with a network of third-party distributors to support commercial distribution of the AFECTAIR devices.

In major markets outside the United States, an important priority is to secure the strategic resources to support the continued development and commercial introduction of our RDS products.  A key goal for us in late 2012, early 2013 is to secure one or more strategic alliances and/or collaboration arrangements potentially to share research and development expenses for our SURFAXIN LS and AEROSURF development programs, and, if approved, to support the commercial introduction of these products in markets outside the United States.  We may also seek strategic alliances and/or collaboration arrangements to support the potential commercial introduction of SURFAXIN in countries where regulatory marketing authorization is facilitated by the recent approval of SURFAXIN by the FDA.  We are engaged in discussions with potential strategic partners who could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses).  There can be no assurance, however, that we will be successful in concluding any strategic alliance, collaboration or other similar transaction.

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

Our future capital requirements depend upon many factors, primarily the success of our efforts (i) to execute the commercial introduction of SURFAXIN and AFECTAIR in the United States and other markets, as planned, (ii) to secure one or more strategic alliances or other collaboration arrangements to support the development and, if approved, commercial introduction of SURFAXIN LS and AEROSURF in markets outside the United States, (iii) to advance the SURFAXIN LS and AEROSURF development programs to be in a position to initiate planned Phase 3 and Phase 2 clinical trials, respectively, and (iv) to procure the additional capital necessary and desirable to support our activities until such time as the net revenues from our approved products, from potential  strategic alliance and other collaboration arrangements and from other sources, such as future warrant exercises, are sufficient to offset cash flow requirements.

As of March 31, 2012, we had cash and cash equivalents of $54.8 million.  As of March 31, 2012, (i) holders of the 15-month warrants issued in February 2011 have exercised warrants to purchase 2,233,000 shares of our common stock at an exercise price of $2.94 per share, resulting in proceeds to us of $6.6 million; and (ii) holders of the five-year warrants we issued in February 2011 (February 2011 five-year warrants) have exercised warrants to purchase 46,250 shares of our common stock at an exercise price of $3.20 per share, resulting in proceeds to us of $148,000.  In addition, on March 7, 2012, we delivered a sales notice under our ATM Program to sell shares of common stock.  We terminated the offering on March 8, 2012.  As a result of that offering, we issued an aggregate 350,374 shares of common stock at an aggregate purchase price of approximately $1.6 million, resulting in net proceeds to us of approximately $1.5 million, after deducting commissions due to the sales agent.  On March 21, 2012, we completed a public offering of 16,071,429 shares of common stock for net proceeds to us (after underwriter fees and anticipated expenses) of approximately $42.1 million.

As of March 31, 2012, of the 100 million shares of common stock authorized under our Amended and Restated Certificate of Incorporation, we had available for issuance, and not otherwise reserved for future issuance, approximately 40.0 million shares of common stock.

To execute our business strategy and fund our operations over time, we anticipate potentially securing additional infusions of capital from a combination of some or all of the following sources:

Exercise of outstanding warrants:
●
In connection with our February 2011 public offering, we issued 15-month warrants to purchase five million shares of our common stock at an exercise price of $2.94 per share (15-month warrants) of which 2,233,000 warrants have been exercised through March 31, 2012.  If the market price of our common stock should exceed $2.94 at any time prior to May 22, 2012 (the expiration date of these warrants), and if the holders determine (in their discretion) to exercise the remaining outstanding 15-month warrants and we have an effective registration statement covering the warrant shares, we potentially could raise up to an additional $8.1 million.

●
Also in connection with the February 2011 public offering, we issued the February 2011 five-year warrants to purchase five million shares of our common stock at an exercise price of $3.20 per share, of which 46,250 have been exercised through March 31, 2012.  These warrants also contain anti-dilutive provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price.  As a result of the March 2012 public offering, the exercise price of these warrants has been adjusted downward to $2.80 per share.  Thus, if the market price of our common stock should exceed $2.80 at any time prior to February 2016 (the expiration date of these warrants), and if the holders determine (in their discretion) to exercise the remaining outstanding February 2011 five-year warrants, and we have an effective registration statement covering the warrant shares to be issued upon exercise of the warrants, we potentially could raise up to an additional $13.9 million.

Upfront and milestone payments and co-funding of development activities associated with potential strategic alliances or other similar transactions:
●
We are engaged in discussions with potential strategic partners who could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses) to support the development of SURFAXIN LS and AEROSURF and, if approved, the introduction of these products in the European Union and various markets outside the United States.

Secured debt arrangements to fund working capital and/or investment in capital assets:
●
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

In appropriate circumstances, to secure additional capital and strengthen our financial condition, we will also consider equity public offerings and other financing transactions:
●
We have a CEFF with Kingsbridge Capital Ltd. (Kingsbridge) that could allow us, at our discretion, to raise capital (subject to certain conditions, including volume limitations) at a time and in amounts we deem suitable to support our business plans.  Based on the closing market price of our common stock on May 4, 2012 ($2.71) and assuming that all available shares are issued, the potential availability under our CEFF is approximately $2.7 million.

●
In December 2011, we established an “at-the-market” program (ATM Program), which allows us, at our discretion and at such times that we may choose, to sell up to a maximum of $15 million of shares of common stock.  As of March 31, 2012, $13.4 million remained available under the ATM Program.

●
We have agreed in connection with our March 2012 public offering that we will not issue or sell (with certain limited exceptions) securities, including under our CEFF and ATM Program, for a period of 90 days ending in June 2012.

There can be no assurance that the market price of our common stock will equal or exceed price levels that make exercise of outstanding warrants likely or that holders of outstanding warrants will choose to exercise any or all of their warrants prior to the warrant expiration date; that we will be successful in concluding any strategic alliance, collaboration or other financing transaction; that the CEFF will be available at any time, or, even if available, that we will utilize the CEFF prior to its expiration in June 2013; that we will issue any shares pursuant to the ATM Program, or that the entire amount provided under the ATM Program will be realized prior the expiration or earlier termination of the ATM Program; or that we will undertake any financings or similar transactions, on favorable terms or otherwise.

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

Although we currently believe that we will be successful in meeting our strategic planning goals, there can be no assurance that we will successfully fund and build our own commercial organization to support the commercial introduction of SURFAXIN and AFECTAIR; that we will successfully execute the launch of SURFAXIN and AFECTAIR within the anticipated time frame; that the revenues we may realize from the sale of SURFAXIN and AFECTAIR will be in line with current expectations; that we will successfully identify one or more strategic partners or collaboration arrangements to support development and, if approved, commercial introduction of the SURFAXIN LS and AEROSURF product candidates; or that the revenues, if any, that we generate in the future will be sufficient at any time to fund the further development of our research and development programs and support our operations.  If we are unable to identify and enter into strategic alliances for the development of SURFAXIN LS and AEROSURF, and if approved, commercialization of SURFAXIN LS and AEROSURF in markets outside the United States, we may be unable to fund planned clinical trials, which would have a material adverse effect on our research and development programs.

 Note 3 – Summary of Significant Accounting Policies

Basis of Presentation.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  There have been no changes to our critical accounting policies since December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on March 30, 2012, as amended on April 27, 2012 (2011 Form 10-K).  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.  In connection with receipt of the FDA’s approval of SURFAXIN and registration of our initial AFECTAIR device in the United States, we assessed the potential capitalization of inventory and the timing of when the related costs were expected to be recoverable through the commercialization of our products.  Costs incurred prior to receipt of marketing authorization have been recorded in our statement of operations as research and development expense.  Based on our assessment, there was no inventory qualifying for capitalization as of March 31, 2012.  As a result, inventory balances and cost of revenue may reflect a lower average per-unit cost of materials for several quarters after we launch our products.

Research and development expense

Research and development expense consists primarily of expenses associated with our personnel, facilities, manufacturing operations, pharmaceutical and device development, research, clinical, regulatory, other preclinical and clinical activities and medical affairs.  Research and development costs are charged to operations as incurred.  For the quarter ended March 31, 2012, research and development expense includes a $0.5 million charge related to a milestone payment that became payable to Johnson & Johnson (J&J), in accordance with terms of the J&J licensing agreement, upon FDA approval of SURFAXIN.

Net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the periods.  As of March 31, 2012 and 2011, 13.2 million and 14.0 million shares of common stock, respectively, were potentially issuable upon the exercise of certain stock options and warrants.  Due to our net loss, the shares potentially issuable upon the exercise of options and warrants were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive, therefore basic and dilutive net loss per share are the same.

Recent accounting pronouncements

In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  The amendments, which are effective for interim and annual periods beginning after December 15, 2011, require entities to (i) provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements, and (ii) provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs.  We adopted this guidance prospectively effective January 1, 2012 and the adoption had no impact on our consolidated financial statements.  The potential future impact of the adoption of these amendments will depend on the nature of any new arrangements that we enter into in the future.

Note 4 – Stockholders’ Equity

Registered Public Offerings

On March 21, 2012, we completed a registered public offering of 16,071,429 shares of our common stock, at a price of $2.80 per share resulting in gross proceeds of $45.0 million ($42.1 million net).  We also granted the underwriters a 30-day option to purchase up to an additional 2,410,714 shares of common stock at an offering price of $2.80 per share, which expired unexercised in April 2012.  In connection with this offering, we also agreed not to issue or sell (with certain limited exceptions) securities, including under our ATM Program and CEFF, for a period of 90 days ending June 14, 2012.

At-the-Market (ATM) Program

We have an ATM Program with Lazard Capital Markets LLC (Lazard), under which Lazard, as our exclusive agent and at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $15,000,000 of shares of our common stock over a two-year period ending in December 2013, subject to earlier termination as provided in the related agreement.  We are not required to sell any shares at any time during the term of the ATM Program.  We have agreed to pay Lazard a commission equal to 3.0% of the gross proceeds of any sales of shares.   See, Note 10 – Stockholders’ Equity – Registered Public Offerings and Private Placements – ATM Program, to the consolidated financial statements in our in our 2011 Form 10-K, for a detailed description of our ATM.

On March 12, 2012, we completed an offering under our ATM Program of 350,374 shares of our common stock for an aggregate purchase price of approximately $1.6 million, resulting in net proceeds to us of approximately $1.5 million, after deducting commissions due to Lazard.

As of March 31, 2012, $13.4 million remained available under the ATM Program.

Committed Equity Financing Facility (CEFF)

We have a CEFF with Kingsbridge Capital Limited (Kingsbridge), under which, for a period of up to three years ending June 11, 2013, Kingsbridge is committed to purchase, subject to certain conditions, newly-issued shares of our common stock.  We are not obligated to issue any shares under the CEFF.  Our ability to access the CEFF is subject to certain covenants and conditions, including stock price and volume limitations.  See also, Note 10 – Stockholders’ Equity – Registered Public Offerings and Private Placements – Committed Equity Financing Facility (CEFF), to the consolidated financial statements in our in our 2011 Form 10-K, for a detailed description of our CEFF.

As of March 31, 2012, there were approximately 1.1 million shares potentially available for issuance (up to a maximum of $32.3 million) under the CEFF.  Based on the closing market price of our common stock on May 4, 2012 ($2.71) and assuming that all available shares are issued, the potential availability under our CEFF is approximately $2.7 million.

We have not utilized the CEFF in 2012.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value	Fair value measurement using
	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Money Market	$47,377	$47,377	$–	$–
Certificate of Deposit	400	400	–	–
Total Assets	$47,777	$47,777	$–	$–
Liabilities:
Common stock warrant liability	$10,304	$–	$–	$10,304

	Fair Value	Fair value measurement using
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money Market	$9,377	$9,377	$–	$–
Certificate of Deposit	400	400	–	–
Total Assets	$9,777	$9,477	$–	$–

Liabilities:
Common stock warrant liability	$6,996	$–	$–	$6,996

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2012:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2011	$6,996
Exercise of warrants (1)	(126)
Change in fair value of common stock warrant liability	3,434
Balance at March 31, 2012	$10,304

(1) See, Note 6 – Common Stock Warrant Liability.

The significant unobservable inputs used in the fair value measurement of the May 2009 and February 2010 common stock warrant are the historical volatility of our common stock market price, expected term of the applicable warrants, and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the measurement date.  In addition to the significant unobservable inputs noted above, the fair value measurement of the February 2011 five-year warrants also takes into account the closing price of our common stock on the measurement date, and an assumption of the likelihood and timing of the occurrence of an event that would result in an adjustment to the exercise price in accordance with the anti-dilutive pricing provisions in the warrant.  Any significant increases or decreases in the unobservable inputs, with the exception of the risk-free interest rate, would result in significantly higher or lower fair value measurements.

Significant Unobservable Input Assumptions of Level 3 Valuations	March 31, 2012	December 31, 2011

Historical Volatility	89% - 113%	98% - 116%
Expected Term (in years)	2.1 - 3.9	2.4 - 4.2
Risk-free interest rate	0.33% - 0.78%	0.31% - 0.60%

Note 6 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 – “Derivatives and Hedging — Contracts in Entity’s Own Equity,” either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

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

Selected terms and estimated fair value of warrants accounted for as derivative liabilities at March 31, 2012 are as follows:

				Fair Value of Warrants (in thousands)
Issuance Date	Number of Warrant Shares Issuable	Exercise Price	Warrant Expiration Date	Issuance Date	March 31, 2012

5/13/2009	466,667	$17.25	5/13/2014	$3,360	$119
2/23/2010	916,669	12.75	2/23/2015	5,701	896
2/22/2011	4,953,750	2.80	2/22/2016	8,012	9,289

During the quarter ended March 31, 2012, holders of the February 2011 five-year warrants exercised warrants to purchase 46,250 shares of common stock for total proceeds of $148,000.  In addition, as a result of our March 2012 registered public offering, the exercise price of the February 2011 five-year warrants was adjusted downward from $3.20 per share to $2.80 per share, in accordance with the anti-dilution provisions of the warrant.

Changes in the estimated fair value of warrants classified as derivative liabilities are reported in the accompanying Consolidated Statement of Operations as the “Change in fair value of common stock warrants.”

Note 7 – Stock Options and Stock-Based Employee Compensation

We recognize in our financial statements all stock-based awards to employees and non-employee directors based on their fair value on the date of grant, calculated using the Black-Scholes option pricing model.  Compensation expense related to stock-based awards is recognized ratably over the vesting period, which is typically three years for employees.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses weighted-average assumptions noted in the following table.

	March 31,
	2012	2011

Weighted average expected volatility	113%	112%
Weighted average expected term	4.8 years	4.9 years
Weighted average risk-free interest rate	1.08%	1.47%
Expected dividends	–	–

The total employee stock-based compensation for the three ended March 31, 2012 and 2011 was as follows:

(in thousands)	Three Months Ended
	March 31,
	2012	2011

Research and development	$120	$63
General and administrative	278	118
Total	$398	$181

As of March 31, 2012, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 2011 Long-Term Incentive Plan.  That cost is expected to be recognized over a weighted-average vesting period of 2.5 years for stock options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties.  You should review the “Forward-Looking Statements” section, and the risk factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2011 Form 10-K and other filings with the Securities and Exchange Commission (SEC), and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

SURFAXIN LS is our lyophilized (freeze-dried) dosage form of SURFAXIN that is stored as a powder and resuspended to liquid form prior to use.  We are developing SURFAXIN LS with the objective of improving ease of use for healthcare practitioners, as well as potentially to prolong shelf life and eliminate the need for cold-chain storage.  We are implementing a regulatory plan intended to gain marketing authorization for SURFAXIN LS in the United States and other major markets worldwide.  AEROSURF is a drug/device combination product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG) and our novel AFECTAIR® ventilator circuit / patient interface connectors.  We are developing AEROSURF for premature infants with or at risk for developing RDS.  Premature infants with RDS currently are treated with surfactants that can only be administered by endotracheal intubation supported with mechanical ventilation, both invasive procedures that may result in serious respiratory conditions and complications.  As a consequence, neonatologists will not treat infants who could benefit from surfactant therapy unless the potential benefits of surfactant therapy outweigh the risks associated with such invasive administration procedures.  AEROSURF potentially will provide practitioners with the ability to deliver surfactant therapy using a less-invasive method.  For this reason, we believe that AEROSURF, if approved, potentially may enable the treatment of a significantly greater number of premature infants at risk for RDS who could benefit from surfactant therapy but are currently not treated.

AFECTAIR, a series of disposable ventilator circuit / patient interface connectors, was initially developed for use in the NICU as part of our AEROSURF development program.  AFECTAIR devices simplify the delivery of inhaled therapies (including our aerosolized KL4 surfactant) to critical-care patients requiring ventilatory support by introducing the inhaled therapy directly at the patient interface and minimizing the number of connections in the ventilator circuit.  We initially developed a ventilator circuit / patient interface connector to be used with our CAG in the NICU.  To benefit all critical care patients who require inhaled therapies and who are receiving ventilatory support, we are developing AFECTAIR devices in different sizes for use in NICUs, pediatric intensive care units (PICUs) and adult intensive care units (ICUs), and to be compatible with a variety of aerosol generating devices.  In February 2012, we successfully registered our initial AFECTAIR device, which is intended for use with jet nebulizers and other aerosol generators, in the United States as a Class I, exempt medical device.  We believe that AFECTAIR has the potential to become a new standard of care for the delivery of inhaled therapies to critical care patients.  We are implementing a regulatory and manufacturing plan that, if successful, is intended to result in the commercial introduction of the initial AFECTAIR device for use in the NICU in the United States and the European Union in the fourth quarter of 2012, and a second AFECTAIR device, AFECTAIR® DUO, in mid-2013.

We are preparing for the commercial introductions, beginning in late 2012, of SURFAXIN in the United States, and AFECTAIR in the United States, the European Union and thereafter in other markets worldwide.  To accomplish our objectives, in the United States, we plan to build our own, in-house, specialty respiratory critical care commercial and medical affairs organization that will specialize in neonatal indications, beginning with SURFAXIN.  We also expect that our commercial and medical affairs organization will be able to leverage the experience and relationships that we gain with the introduction of SURFAXIN to efficiently support the introductions of SURFAXIN LS and AEROSURF, if approved.  In the future, our in-house organization may also work in a coordinated manner with a network of third-party distributors to support commercial distribution of the AFECTAIR devices.

In major markets outside the United States, an important priority is to secure the strategic resources to support the continued development and commercial introduction of our RDS products.  A key goal for us in late 2012, early 2013 is to secure one or more strategic alliances and/or collaboration arrangements potentially to share research and development expenses for our SURFAXIN LS and AEROSURF development programs, and, if approved, to support the commercial introduction of these products in markets outside the United States.  We may also seek strategic alliances and/or collaboration arrangements to support the potential commercial introduction of SURFAXIN in countries where regulatory marketing authorization is facilitated by the recent approval of SURFAXIN by the FDA.  We are engaged in discussions with potential strategic partners who could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses).  There can be no assurance, however, that we will be successful in concluding any strategic alliance, collaboration or other similar transaction.

Business and Pipeline Programs Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business,” in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on March 30, 2012, as amended on April 27, 2012 (2011 Form 10-K), which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4  pipeline programs.

The following are updates to our pipeline programs since the filing of our 2011 Form 10-K:

•	SURFAXIN for the Prevention of Respiratory Distress Syndrome (RDS) in Premature Infants at High Risk for RDS

We are focused on post-approval activities in preparation for the commercial introduction of SURFAXIN, including building a commercial and medical affairs organization.  Because SURFAXIN is a hospital-based product, we will work with hospitals that have NICUs to include SURFAXIN on each such hospital’s formulary, which is the approved list of drugs and therapeutics that the hospital will purchase.  A hospital’s formulary is usually determined under procedures established by the medical staff and pharmacy department.  To maximize formulary adoption, we are also performing development activities to manufacture a second SURFAXIN vial size.  To facilitate proper preparation and administration of SURFAXIN, we plan to make available to hospitals a dry block-warming device called a WARMING CRADLE® that is designed to warm drug vials at the same temperature that is designated in the SURFAXIN prescribing information.  We have registered the WARMING CRADLE with the FDA as a Class I, exempt medical device.  We are also working with hospitals to clear our WARMING CRADLE at each of these hospitals to make WARMING CRADLEs available for use.

•
AFECTAIR

AFECTAIR is a series of disposable ventilator circuit / patient interface connectors and related componentry that introduces inhaled therapies directly to the patient interface and minimizes the number of connections in the regulatory circuit without compromising ventilatory support.  We have registered our initial AFECTAIR device in the United States and plan to introduce this neonatal-sized device in the fourth quarter of 2012.  We expect that our commercial and medical affairs organization will support the planned commercial introduction of AFECTAIR in the United States.  We originally planned to enter into arrangements with third-party distributors to support the introduction of AFECTAIR; however, because we generally expect to market the AFECTAIR neonatal-sized device to the same hospitals to which we plan to market SURFAXIN, we are currently assessing various methods of distribution and will determine which approach would be more likely to maximize returns and result in the successful introduction of AFECTAIR.  We also continue our efforts to complete development of the follow-on AFECTAIR and AFECTAIR DUO devices, as well as the registration of the initial AFECTAIR device in the European Union.

•
SURFAXIN LS and AEROSURF Development Programs

We are continuing our development activities for both SURFAXIN LS and AEROSURF development programs.  In 2012, we plan to advance the technology transfer of our SURFAXIN LS lyophilized manufacturing process to a cGMP-compliant, third-party contract manufacturer with expertise in lyophilized formulations and we expect to have further interactions with the FDA regarding the SURFAXIN LS development program as well as obtain regulatory guidance with respect to our planned development program in Europe.  To advance our AEROSURF program, we continue our efforts to optimize the design of our capillary aerosolization device with our own engineering staff and third-party medical device experts.  As development work proceeds, we plan to seek regulatory guidance for AEROSURF for the United States and Europe.  We intend to initiate our clinical programs for each of these product candidates after we have developed a final development strategy and after we have secured the necessary strategic alliances and/or capital.  For a detailed discussion of these development programs,  see,  “Item 1 – Business – Surfactant Replacement Therapy for Respiratory Medicine – Respiratory Distress Syndrome in Premature Infants (RDS) – SURFAXIN LS™ – Lyophilized SURFAXIN® for RDS in Premature Infants,” and “– AEROSURF® for RDS in Premature Infants,” in our 2011 Form 10-K.

CRITICAL ACCOUNTING POLICIES

Other than as noted below, there have been no changes to our critical accounting policies since December 31, 2011.  For more information on critical accounting policies,  see , Note 3 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements, to the consolidated financial statements included in our 2011 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.  In connection with receipt of the FDA’s approval of SURFAXIN® and registration of our initial AFECTAIR® device in the United States, we assessed the potential capitalization of inventory and the timing of when the related costs were expected to be recoverable through the commercialization of our products.  Costs incurred prior to receipt of marketing authorization have been recorded in our statement of operations as research and development expense.  Based on our assessment, there was no inventory qualifying for capitalization as of March 31, 2012.  As a result, inventory balances and cost of revenue may reflect a lower average per-unit cost of materials for several quarters after we launch our products.

RESULTS OF OPERATIONS

Net Loss and Operating Loss

The net loss for the three months ended March 31, 2012 and 2011 was $10.0 million and $3.8 million, respectively.  Included in the net loss is the change in fair value of certain common stock warrants classified as derivative liabilities, resulting in non-cash expense of $3.4 million for the three months ended March 31, 2012 and non-cash income of $2.2 million for the three months ended March  31, 2011.

The operating loss for the three months ended March 31, 2012 and 2011 was $6.6 million and $6.1 million, respectively.
Included in the operating losses were (i) in 2012, a $0.5 million charge related to a milestone payment that became payable to Johnson & Johnson (J&J), in accordance with terms of the J&J licensing agreement, upon FDA approval of SURFAXIN®; (ii) non-cash items related to depreciation and stock-based compensation of $0.7 million and $0.5 million for 2012 and 2011, respectively; and (iii) in the first quarter of 2011, $0.4 million of grant revenue.  Excluding the one-time, non-recurring items noted above and non-cash items related to depreciation and stock-based compensation, the operating loss was $5.4 million and $5.9 million for 2012 and 2011, respectively.

Grant Revenue

We did not recognize any revenues for the three months ended March 31, 2012.  For the three months ended March 31, 2011, we recognized grant revenue of $0.4 million, for funds received and expended under a Fast Track Small Business Innovation Research Grant (SBIR) from the National Institutes of Health to support the development of aerosolized KL4 surfactant for RDS.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we track such costs by category rather than by project.  As many of our research and development activities form a foundation for the development of our KL4 surfactant and drug delivery technologies, they benefit more than a single project.  For that reason, we cannot reasonably estimate the costs or our research and development activities on a project-by-project basis.  We believe that tracking our expenses by category is a more accurate method of accounting for these activities.  Our research and development costs consist primarily of expenses associated with (a) product development and manufacturing, (b) medical and regulatory operations, and (c) direct preclinical and clinical programs.

Research and development expenses for the three months ended March 31, 2012 and 2011 are as follows:

(Dollars in thousands)	Three Months Ended March 31,

Research and Development Expenses(1)	2012	2011

Product development and manufacturing	$3,103	$3,046
Medical and regulatory operations	823	905
Direct preclinical and clinical programs	607	669
Total Research and Development Expenses	$4,533	$4,620

(1)  Certain 2011 expenses have been reclassified to conform to 2012 presentation.

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.4 million for the three months ended March 31, 2012 and 2011.

Product development and manufacturing

Product development and manufacturing includes: (i) the cost of our manufacturing operations, quality assurance and analytical chemistry capabilities to assure adequate production of clinical and commercial drug supply for our KL4 surfactant products, in conformance with current good manufacturing practices (cGMP); (ii) design and development activities related to the development and manufacture of our CAG for use in our preclinical programs, our anticipated clinical programs, and, if approved, commercial use,  (iii) design and development activities related to our novel ventilator circuit / patient interface connectors, including our AFECTAIR® and AFECTAIR® DUO devices, and; (iv) pharmaceutical development activities, including development of a lyophilized dosage form of our KL4 surfactant.  These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Medical and Regulatory Operations

Medical and regulatory operations includes: (i) medical, scientific, clinical, regulatory, data management and biostatistics activities in support of our research and development programs; and (ii) medical affairs activities to provide scientific and medical education support in connection with our KL4 surfactant and aerosol delivery product candidates.  These costs include personnel, expert consultants, outside services to support regulatory and data management, symposiums at key medical meetings, facilities-related costs, and other costs for the management of clinical trials.

With respect to our planned commercial introduction of SURFAXIN and AFECTAIR in late 2012, we expect to incur expenses at an annual rate of approximately $12-$13 million, which primarily represents investment in marketing, field-based sales and medical affairs capabilities.  Of this amount, the portion attributed to medical affairs will be charged to Medical and Regulatory Operations.  We anticipate that our medical affairs personnel will provide medical education support for both SURFAXIN and AFECTAIR, as both products may be of interest to many of the same medical practitioners and involve many of the same medical congresses, many of the same medical journals and publications, and many of the same hospitals.  We expect that this anticipated synergy will result in certain economies for each of these products.

Direct Preclinical and Clinical Programs

Direct preclinical and clinical programs include: (i) activities related to responding to complete response letter that we received from the FDA in 2009 (2009 Complete Response Letter); (ii) development activities, including preparatory activities for the anticipated clinical trials for SURFAXIN LS™ and AEROSURF® for RDS in premature infants, toxicology studies and other preclinical studies to obtain data to support potential Investigational New Drug (IND) and NDA filings for our product candidates; and (iii) activities associated with conducting human clinical trials, if any, including patient enrollment costs, external site costs, clinical drug supply and related external costs, such as contract research consultant fees and expenses.  See, “Overview – Business and Pipeline Programs Update.”

Direct preclinical and clinical programs expense for the three months ended March 31, 2012 includes a $0.5 million charge related to a milestone payment that became payable to J&J, in accordance with terms of the J&J licensing agreement, upon FDA approval of SURFAXIN. Direct preclinical and clinical programs expense for the three months ended March 31, 2011 includes $0.6 million of costs associated with activities related to responding to the 2009 Complete Response Letter.

We plan to continue to focus our drug research and development activities on the management of RDS in premature infants, specifically our SURFAXIN LS and AEROSURF development programs.  To prepare for initiation of our SURFAXIN LS and AEROSURF clinical trials, we plan to obtain regulatory guidance to understand the regulatory requirements regarding our development plans, including potential clinical trial design requirements.  If successful, after we have secured one or more strategic alliances and/or necessary capital, we plan to initiate the AEROSURF Phase 2 clinical program and the SURFAXIN LS Phase 3 clinical program in late 2013.  As resources permit, we may make limited investments in non-RDS programs, including potentially acute lung injury (ALI), chronic obstructive pulmonary disorder (COPD) and cystic fibrosis (CF).

Research and Development Projects
Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable.  With every phase of a development project, there are significant unknowns that may significantly affect cost projections and timelines.  As a result of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost, of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty.  Certain of the risks and uncertainties affecting our ability to estimate projections and timelines are discussed in our 2011 Form 10-K, including in “Item 1 – Business – Government Regulation;” “Item 1A – Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development Expenses.”

Our lead development projects are initially focused on (i) the management of RDS in premature infants and include SURFAXIN, SURFAXIN LS and AEROSURF, and (ii) developing our proprietary ventilator circuit / patient interface connectors to potentially introduce a series of AFECTAIR devices in the U.S. and European markets.  These and our other product programs are described in “– Overview – Business and Pipeline Programs Update,” and in our other periodic filings with the SEC, including our 2011 Form 10-K, “Item 1 – Business – Proprietary Platform – Surfactant and Aerosol Technologies,” and “– Surfactant Replacement Therapy for Respiratory Medicine.”

In addition to the Pipeline Programs Update described in “– Overview – Business and Pipeline Programs Update,” the following updates since the filing of our Form 10-K relate to our research and development programs:

•
With respect to SURFAXIN drug product, data from a new pharmacoeconomic analysis was presented at the 2012 Pediatric Academies Society Annual Conference (2012 PAS, April 28 – May 1, 2012) in Boston, MA.  The analysis demonstrates that the previously-reported lower rate of reintubation observed in infants treated with SURFAXIN, when compared with infants treated with Curosurf® and Survanta®, also resulted in a potential hospital cost savings of $160,000 to $252,000 per 100 infants.  As previously reported in the Journal of Neonatal- Perinatal Medicine (Volume 4, Number 2, 2011) in a manuscript entitled “Reintubation and risk of morbidity and mortality in preterm infants after surfactant replacement therapy” (Guardia et al.), retrospective analysis of data from our two large phase 3 trials, which involved a total of 1546 patients, shows that the reintubation rate in SURFAXIN-treated infants ranged from 33 to 35 percent and was significantly lower  (p < 0.05) than Curosurf-treated infants (47 percent), the current global market leader, and Survanta-treated infants (43 percent).  Although the retrospective analysis also demonstrates that reintubation results in an increase in morbidities, such as bronchopulmonary dysplasia and air leak, the estimated cost savings from the pharmacoeconomic modeling reported at the 2012 PAS Conference does not include the additional costs associated with these morbidities.  We anticipate that additional studies will be conducted and potentially presented at congresses in 2012 and 2013.

•
With respect to the AFECTAIR series of devices, data from performance studies conducted using  the AFECTAIR neonatal-size device have been presented at 2012 PAS.  The study evaluated the difference between the calculated inhaled dose and the actual delivered dose in an in vitro simulated infant ventilation system using the AFECTAIR neonatal-size device as compared to standard of care.  Albuterol was aerosolized with a jet nebulizer and delivered using both the AFECTAIR neonatal-size device and standard of care.  The investigators observed a 10-14 fold increase in the in vitro inhaled dose of albuterol at various ventilation conditions when using the AFECTAIR neonatal-size device compared with standard of care.  The study concluded that the AFECTAIR neonatal-size device delivered a higher amount of albuterol in vitro that was more representative of the calculated inhaled dose of albuterol compared with standard of care and that clinical use of the AFECTAIR neonatal-size device may allow for a more accurate approximation of actual delivered dose of inhaled therapies when targeting a calculated inhaled dose for critical care patients.  We anticipate that further studies will be conducted and potentially presented at congresses in 2012 and 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs of executive management, business and commercial development, finance and accounting, intellectual property and legal, human resources, information technology, facility and other administrative costs.

General and administrative expenses were $2.0 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.  Included in general and administrative expenses were non-cash charges associated with stock-based compensation and depreciation of $0.3 million and $0.2 million, respectively.  Excluding the stock-based compensation and depreciation, general and administrative expenses increased $0.1 million for the three months ended March 31, 2012 compared to the same period in 2011.

In addition to developing our commercial marketing and sales organization, we are planning to make additional investments in the near term to enhance certain of our general and administrative resources, including legal and information technologies.  With these investments, we believe that our general and administrative resources will be sufficient to support our business operations.

With respect to our planned commercial introduction of SURFAXIN and AFECTAIR in late 2012, we expect to incur expenses at an annual rate of approximately $12-$13 million, which primarily represents investment in marketing, field-based sales and medical affairs capabilities.  Of this amount, the portion attributed to marketing and field based sales will be charged to general and administrative expenses. See also, “–Results of Operations – Research and Development Expenses – Medical and Regulatory Operations.”

We plan to invest in prosecuting and maintaining our existing patent portfolio and trademarks, and in protecting our trade secrets and regulatory exclusivity designations, including potential orphan drug and new drug product exclusivities.  We also plan, when appropriate, to invest in potential patent extensions, new patents, new trademarks, and new regulatory exclusivity designations, when available.  See, “Item 1 – Business – Licensing, Patents and Other Proprietary Rights and Regulatory Designations,” in our 2011 Form 10-K.

Change in Fair Value of Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 – “Derivatives and Hedging — Contracts in Entity’s Own Equity,” as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  The registered warrants that we issued in May 2009 and February 2010 are classified as derivative liabilities and valued using the Black-Scholes pricing model.  The five-year registered warrants that we issued in February 2011 (February 2011 five-year warrants) are classified as derivative liabilities and valued using a trinomial pricing model.  Valuations of these warrants occur at the date of initial issuance and each subsequent balance sheet date.  The change in the fair value of the warrants is included in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”  See, Notes 5 and 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The change in the fair value of common stock warrant liability resulted in expense of $3.4 million and income of $2.2 million for the three months ended March 31, 2012 and 2011, respectively, due primarily to changes in our common stock share price during the periods.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
(in thousands)	March 31,
	2012	2011

Interest income	$2	$4
Interest expense	(4)	(6)
Other income / (expense)	–	(4)
Other income / (expense), net	$(2)	$(6)

Interest income consists of interest earned on our cash and cash equivalents.  To ensure preservation of capital, we invest our cash in an interest bearing operating cash account and a treasury-based money market fund.

Interest expense for the three months ended March 31, 2012 and 2011 consists of interest on our equipment financing facilities.

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

Our future capital requirements depend upon many factors, primarily the success of our efforts (i) to execute the commercial introduction of SURFAXIN and AFECTAIR in the U. S. and other markets, as planned, (ii) to secure one or more strategic alliances or other collaboration arrangements to support the development and, if approved, commercial introduction of SURFAXIN LS™ and AEROSURF® in markets outside the United States, (iii) to advance the SURFAXIN LS and AEROSURF development programs to be in a position to initiate planned Phase 3 and Phase 2 clinical trials, respectively, and (iv) to procure the additional capital necessary and desirable to support our activities until such time as the net revenues from our approved products, from potential  strategic alliance and other collaboration arrangements and from other sources, such as future warrant exercises, are sufficient to offset cash flow requirements.

As of March 31, 2012, we had cash and cash equivalents of $54.8 million.  As of March 31, 2012, (i) holders of the 15-month warrants issued in February 2011 have exercised warrants to purchase 2,233,000 shares of our common stock at an exercise price of $2.94 per share, resulting in proceeds to us of $6.6 million; and (ii) holders of the February 2011 five-year warrants have exercised warrants to purchase 46,250 shares of our common stock at an exercise price of $3.20 per share, resulting in proceeds to us of $148,000.  In addition, on March 7, 2012, we delivered a sales notice under our ATM Program to sell shares of common stock.  We terminated the offering on March 8, 2012.  As a result of that offering, we issued an aggregate 350,374 shares of common stock at an aggregate purchase price of approximately $1.6 million, resulting in net proceeds to us of approximately $1.5 million, after deducting commissions due to the sales agent.  On March 21, 2012, we completed a public offering of 16,071,429 shares of common stock for net proceeds to us (after underwriter fees and anticipated expenses) of approximately $42.1 million.  In connection with this offering, we granted the underwriters a 30-day option to purchase up to an additional 2,410,714 shares of common stock at an offering price of $2.80 per share, which expired unexercised in April 2012.  In connection with this offering, we (and our directors and executive officers) also agreed not to issue or sell (with certain limited exceptions) our securities, including under our ATM Program and CEFF, for a period of 90 days ending June 14, 2012.

As of March 31, 2012, of the 100 million shares of common stock authorized under our Amended and Restated Certificate of Incorporation, we had available for issuance, and not otherwise reserved for future issuance, approximately 40.0 million shares of common stock.

To execute our business strategy and fund our operations over time, we anticipate potentially securing additional infusions of capital from a combination of some or all of the following sources:

Exercise of outstanding warrants:
●
In connection with our February 2011 public offering, we issued 15-month warrants to purchase five million shares of our common stock at an exercise price of $2.94 per share (15-month warrants) of which 2,233,000 warrants have been exercised through March 31, 2012.  If the market price of our common stock should exceed $2.94 at any time prior to May 22, 2012 (the expiration date of these warrants), and if the holders determine (in their discretion) to exercise the remaining outstanding 15-month warrants and we have an effective registration statement covering the warrant shares, we potentially could raise up to an additional $8.1 million.

●
Also in connection with the February 2011 public offering, we issued the February 2011 five-year warrants to purchase five million shares of our common stock at an exercise price of $3.20 per share, of which 46,250 have been exercised through March 31, 2012.  These warrants also contain anti-dilutive provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price.  As a result of the March 2012 public offering, the exercise price of these warrants has been adjusted downward to $2.80 per share.  Thus, if the market price of our common stock should exceed $2.80 at any time prior to February 2016 (the expiration date of these warrants), and if the holders determine (in their discretion) to exercise the remaining outstanding February 2011 five-year warrants and we have an effective registration statement covering the warrant shares to be issued upon exercise of the warrants, we potentially could raise up to an additional $13.9 million.

Upfront and milestone payments and co-funding of development activities associated with potential strategic alliances or other similar transactions:
●
We are engaged in discussions with potential strategic partners who could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses) to support the development of SURFAXIN LS and AEROSURF and, if approved, the introduction of these products in markets outside the United States.

Secured debt arrangements to fund working capital and/or investment in capital assets:
●
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

In appropriate circumstances, to secure additional capital and strengthen our financial condition, we will also consider equity public offerings and other financing transactions:

●
We have a CEFF with Kingsbridge Capital Ltd. (Kingsbridge) that could allow us, at our discretion, to raise capital (subject to certain conditions, including volume limitations) at a time and in amounts we deem suitable to support our business plans.  Based on the closing market price of our common stock on May 4, 2012 ($2.71) and assuming that all available shares are issued, the potential availability under our CEFF is approximately $2.7 million.

●
In December 2011, we established an “at-the-market” program (ATM Program), which allows us, at our discretion and at such times that we may choose, to sell up to a maximum of $15 million of shares of common stock.  As of March 31, 2012, $13.4 million remained available under the ATM Program.

●
We have agreed in connection with our March 2012 public offering that we will not issue or sell (with certain limited exceptions) securities, including under our CEFF and ATM Program, for a period of 90 days ending in June 2012.

There can be no assurance that the market price of our common stock will equal or exceed price levels that make exercise of outstanding warrants likely or that holders of outstanding warrants will choose to exercise any or all of their warrants prior to the warrant expiration date; that we will be successful in concluding any strategic alliance, collaboration or other financing transaction; that the CEFF will be available at any time, or, even if available, that we will utilize the CEFF prior to its expiration in June 2013; that we will issue any shares pursuant to the ATM Program, or that the entire amount provided under the ATM Program will be realized prior the expiration or earlier termination of the ATM Program; or that we will undertake any financings or similar transactions, on favorable terms or otherwise.

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

Although we currently believe that we will be successful in meeting our strategic planning goals, there can be no assurance that we will successfully fund and build our own commercial organization to support the commercial introduction of SURFAXIN and AFECTAIR; that we will successfully execute the launch of SURFAXIN and AFECTAIR within the anticipated time frame; that the revenues we may realize from the sale of SURFAXIN and AFECTAIR will be in line with current expectations; that we will successfully identify one or more strategic partners or collaboration arrangements to support development and, if approved, commercial introduction of the SURFAXIN LS and AEROSURF product candidates; or that the revenues, if any, that we generate in the future will be sufficient at any time to fund the further development of our research and development programs and support our operations.  If we are unable to identify and enter into strategic alliances for the development of SURFAXIN LS and AEROSURF, and if approved, commercialization of SURFAXIN LS and AEROSURF in markets outside the United States, we may be unable to fund planned clinical trials, which would have a material adverse effect on our research and development programs.

Cash Flows

As of March 31, 2012, we had cash and cash equivalents of $54.8 million compared to $10.2 million as of December 31, 2011.  Cash outflows before financings for the three months ended March 31, 2012 consisted of $5.5 million used for ongoing operating activities, $138,000 for purchases of property and equipment, and $20,000 used for debt service.  Through March 31, 2012, we raised aggregate net proceeds of $50.3 million, including $42.1 million from the March 2012 registered public offering, $6.7 million from warrant exercises, and $1.5 million from financings under our ATM program.

Cash Flows From Operating Activities

Net cash used in operating activities was $5.5 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively.

Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items associated with the change in fair value of common stock warrants (expense of $3.4 million in 2012 and income of $2.2 million in 2011), stock-based compensation and depreciation expense ($0.8 million and $0.6 million in 2012 and 2011, respectively), and changes in working capital.

Cash Flows From Investing Activities

Net cash used in investing activities represents purchases of property and equipment of $138,000 and $25,000 for the three months ended March 31, 2012 and 2011, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $50.3 million and $22.5 million for the three months ended March 31, 2012 and 2011, respectively, summarized as follows:

(In millions)	Three Months Ended March 31,
	2012	2011

Financings pursuant to common stock offerings	$42.1	$21.6
Financings under the ATM Program	1.5	–
Exercise of warrants	6.7	–
Financings under the CEFF	–	1.0
Debt service payments	(0.0)	(0.1)
Cash flows from financing activities, net	$50.3	$22.5

The following sections provide a more detailed discussion of our cash flows from available facilities and activities.

At-the-Market (ATM) Program

In December 2011, we entered into a Sales Agency Agreement (Agency Agreement) with Lazard Capital Markets LLC (Lazard), under which Lazard, as our exclusive agent and at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $15,000,000 of shares of our common stock through an ATM Program.  We are not required to sell any Shares at any time during the term of the ATM Program.

In each sale notice that we issue to Lazard, we may designate the maximum number of shares to be sold, the minimum price per share at which shares may be sold, and other trading parameters.  Either Lazard or we may suspend trading activities at any time.  The ATM Program has a two year term, subject to earlier termination as provided in the Agency Agreement  We have agreed to pay Lazard a commission equal to 3.0% of the gross proceeds of any sales of shares.  See also, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ATM Program” in our 2011 Form 10-K.

On March 12, 2012, we completed an offering under out ATM Program of 350,374 shares of our common stock for an aggregate purchase price of approximately $1.6 million, resulting in net proceeds to us of approximately $1.5 million, after deducting commissions due to Lazard under the Agency Agreement.

As of March 31, 2012, $13.4 million remained available under the ATM Program.

Committed Equity Financing Facility (CEFF)

As of March 31, 2012, we had a Committed Equity Financing Facility (CEFF) dated June 11, 2010 with Kingsbridge Capital Limited (Kingsbridge), under which, for a period of three years, Kingsbridge is committed to purchase, subject to certain conditions, newly-issued shares of our common stock.  The CEFF allows us at our discretion to raise capital at the time and in amounts deemed suitable to us.  Our ability to access funds is subject to certain conditions, including stock price and volume limitations.  We are not obligated to issue any shares under the CEFF.  Each draw down under the CEFF is conducted over an eight-day trading period and the volume-weighted average price per share of our common stock (VWAP) on each such trading day must be at least equal to a price that we designate in a draw-down notice, which may be either a price that we specify, but not less than $0.20 per share, or 90% of the closing market price on the trading day preceding the first day of the draw down.  The shares issuable under the CEFF are registered under the 2011 Universal Shelf.  See, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility (CEFF)” in our 2011 Form 10-K for a detailed description of our CEFF, including the covenants and conditions that we must meet to use the CEFF.

As of March 31, 2012, there were approximately 1.1 million shares potentially available for issuance (up to a maximum of $32.3 million) under the CEFF.  Based on the closing market price of our common stock on May 4, 2012 ($2.71) and assuming that all available shares are issued, the potential availability under our CEFF is approximately $2.7 million.

We have not utilized the CEFF in 2012.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  In June 2011, we filed a universal shelf registration statement on Form S-3 (No. 333-174786) (2011 Universal Shelf) with the SEC for the proposed offering from time to time of up to $200 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.  The 2011 Universal Shelf replaced and earlier shelf registration statement that was declared effective by the SEC on June 21, 2008.  As of March 31, 2012, $146.4 million remained available for issuance under the 2011 Shelf Registration Statement, before taking account the issuance of shares in connection with the exercise of outstanding warrants, the CEFF and the ATM Program.

Financings under the 2011 Universal Shelf

On March 21, 2012, we completed a public offering of 16,071,429 shares of our common stock at an offering price of $2.80 per share, resulting in gross proceeds of $45.0 million ($42.1 million net).  We also granted the underwriters a 30-day option to purchase up to an additional 2,410,714 shares of common stock at an offering price of $2.80, which expired unexercised in April 2012.  In connection with this offering, we (and our directors and executive officers) also agreed not to issue or sell (with certain limited exceptions) our securities, including under our ATM Program and CEFF, for a period of 90 days ending June 14, 2012.

See also, “– Liquidity and Capital Resources – At-the-Market (ATM) Program.”

Debt

Historically, we have funded, and expect to continue to fund, our business operations through various sources, including debt arrangements such as credit facilities and equipment financing facilities.

Equipment Financing Facilities

As of March 31, 2012, approximately $0.3 million was outstanding ($67,000 classified as current liabilities and $205,000 as long-term liabilities) under a Loan Agreement and Security Agreement with the Commonwealth of Pennsylvania, Department of Community and Economic Development (Department), pursuant to which the Department made a $0.5 million loan to us in September 2008 from the Machinery and Equipment Loan Fund (MELF Loan).  Interest on the principal amount accrues at a fixed rate of five percent (5.0%) per annum.

In addition to customary terms and conditions, the MELF Loan requires us to meet certain job retention and job creation goals in Pennsylvania within a three-year period (Jobs Covenant).  If we fail to comply with the Jobs Covenant, the Department, in its discretion, may change the interest rate on the Promissory Note to a fixed rate equal to two percentage points above the current prime rate for the remainder of the term.  Due to our efforts to conserve resources while we focused on securing U.S marketing authorization for our SURFAXIN drug product, we had not complied with the Jobs Covenant by the end of the three-year period on September 30, 2011.  However, in response to a request that we filed with the Department for a waiver, the Department has granted us an extension through August 31, 2012 to come into compliance with the Jobs Covenant and has waived any potential interest adjustment until that date.

See, in our 2011 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Equipment Financing Facilities.”

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

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks, uncertainties and other factors set forth below and elsewhere in this Quarterly Report on Form 10-Q, see, the “Risk Factors” section contained in our 2011 Form 10-K.

Our near-term prospects are highly dependent on the success of SURFAXIN® and AFECTAIR®. To the extent we fail to successfully commercialize SURFAXIN and AFECTAIR, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

On March 6, 2012, the FDA approved SURFAXIN® (lucinactant) for the prevention of RDS in premature infants at high risk for RDS.  In February 2012, we successfully registered our initial AFECTAIR® device in the United States.  We believe that SURFAXIN and AFECTAIR product sales may constitute all or most of our total revenue over the next several years.

The degree of market acceptance and commercial success of SURFAXIN and AFECTAIR and our ability to generate and increase revenues will depend on a number of factors, including the following:

•	the number of infants diagnosed with respiratory distress syndrome (“RDS”), and those that may be treated with SURFAXIN over time;
•	the number of hospitals and critical care centers that will use AFECTAIR devices for critical care patients;
•
the safety and efficacy of SURFAXIN, our ability to provide acceptable evidence of safety and efficacy, and the perceived safety and efficacy of SURFAXIN by the medical community, regulatory agencies and insurers and other payers, on both a short and long-term basis;

•
SURFAXIN’s and AFECTAIR’s  perceived advantages over alternative treatment methods (including relative convenience and ease of administration and prevalence and severity of any adverse events, including any unexpected adverse events of which we become aware);

•	perception of our products and devices by members of the healthcare community, including physicians;
•	the acceptance of AFECTAIR devices as the standard of care for delivery of inhaled therapies for patients requiring ventilatory support;
•
budget impact of adoption of our products and devices on relevant formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs and other competitive products;

•	the claims, limitations, warnings and other information in SURFAXIN’s labeling;
•
our establishment of an effective sales force and the ability of our sales, marketing and other representatives to (a) accurately describe SURFAXIN consistent with its approved labeling and (b) educate critical care providers and hospitals regarding the potential utility of AFECTAIR devices;

•	the ability of patients and physicians and other providers to obtain and maintain sufficient coverage and reimbursement by third-party payers, including government payers;
•	the receipt and maintenance of marketing approvals from the United States and foreign regulatory authorities;
•	the growth of commercial sales in the United States and other countries; and
•	the establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers, and our ability to meet commercial demand for SURFAXIN.

We cannot predict the extent to which SURFAXIN will be utilized in the rest of the world or whether physicians, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize SURFAXIN, AFECTAIR and other related products and devices. Our efforts to educate the medical community and third-party payers regarding the benefits of SURFAXIN and AFECTAIR will require significant resources and may not be successful in achieving our objectives. If SURFAXIN and AFECTAIR do not achieve broad market acceptance, the revenues we generate from sales will be limited and our business may not be profitable.

We may fail in the development and commercialization of our products.

Although we have regulatory clearance to market SURFAXIN and AFECTAIR, they are not currently available for sale and we have no other products approved for marketing.  We are implementing a plan intended to result in the commercial introduction of SURFAXIN and AFECTAIR in late 2012.  We are conducting research and development on our other product candidates.  As a result, we have not begun to market or generate revenues from the commercialization of any of our products.

We may experience a delay in, or be unable to achieve, the commercial introduction of, SURFAXIN and AFECTAIR in the United States and other markets as planned, or we may not successfully develop and market our other KL4 surfactant and aerosol delivery pipeline products.  Our long-term viability will be impaired if we experience a significant delay or failure to successfully commercialize our approved products or obtain regulatory approval for and successfully market our product candidates.  Even if we successfully develop and gain regulatory approval for our products, we still may not generate sufficient or sustainable revenues or we may not become profitable, which could have a material adverse effect on our ability to continue our marketing and distribution efforts, research and development programs and operations.

Generally, before we can attempt to sell products in a hospital, they must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s pharmacy and therapeutics (P&T) committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including the review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at hospitals varies considerably, and P&T committees often require additional information to aid in their decision-making process. Therefore, we may experience substantial delays in obtaining formulary approvals.  Additionally, hospitals may be concerned that the cost of acquiring our products for use in their institutions will adversely impact their overall budgets, which could cause resistance to efforts to add our drugs and products to the formulary, or to implement restrictions on the usage of our drugs and products in order to control costs.  We cannot guarantee that we will be successful in obtaining the approvals we need from enough P&T committees quickly enough to optimize hospital sales of SURFAXIN, AFECTAIR or other related products.

In order to facilitate proper preparation and administration of SURFAXIN, we plan to make available to hospitals a dry block-warming device called a WARMING CRADLE® that is designed to warm drug vials at the same temperature and for the time period that is designated in the SURFAXIN prescribing information.  We will need to arrange with each hospital to include the WARMING CRADLE on the hospital’s list of approved devices.

We may commit substantial efforts, funds and other resources to developing commercially successful medical products.  A high rate of failure, or costly delay, is inherent in the development of new medical products.  Currently, we are in the process of developing a second vial size for SURFAXIN as well as a second AFECTAIR device.  There can be no assurance that our efforts to develop these products will be successful or that these products will be commercially viable.  Failure can occur at any point in the development process, including after significant funds have been invested.

Promising new product candidates may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.  Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by newer products, changing customer preferences or changing industry standards. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third party reimbursement.  We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license or otherwise acquire products, or whether any products will be commercially successful.  Failure to launch successful new products or new indications for existing products may cause our products to become obsolete.

Our plan to use strategic alliances and collaboration arrangements to leverage our capabilities may not be successful if we are unable to integrate our partners’ capabilities with our operations or if our partners’ capabilities do not meet our expectations.

As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and collaboration arrangements.  In order for these efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours.  Technologies to which we gain access may prove ineffective or unsafe.  Ownership of these technologies may be disputed.   The agreements that grant us access to such technologies may expire and may not be renewable or could be terminated if we or our partners do not meet our respective obligations.  In addition, our partners may provide certain services for us, such as distribution services.  These agreements are subject to differing interpretations and we and our partners may not agree on the appropriate interpretation of specific requirements.  Among other things, our partners may prove difficult to work with, less effective than we originally expected or unable to satisfy their financial and other commitments to us.  Failure of our partners to perform as needed could place us at a competitive disadvantage.

If one of our collaborators pursues a product that competes with our products, there could be a conflict of interest and we may not receive expected revenues or milestone or royalty payments.

Certain of our collaborators may be developing or marketing a variety of products, some with other partners.  Collaborators with whom we enter into distribution agreements my sell and market products that compete with ours.  Our collaborators may seek to develop, market or sell existing or alternative products or technologies or products targeted at the same diseases or conditions as the products that are the subject of a collaboration arrangement with us.  Our collaborators may also develop products that are similar to or compete with products they are developing in collaboration with us.  If our collaborators pursue these other products instead of our products, we may not receive the anticipated revenues or milestone or royalty payments, or our efforts to distribute our products may be adversely affected.

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

Any products that we bring to market, including SURFAXIN and AFECTAIR, may not gain or maintain market acceptance by governmental purchasers, group purchasing organizations, physicians, patients, healthcare payers and others in the medical community.  If any products that we develop do not achieve an adequate level of acceptance, we may not generate sufficient revenues to support continued commercialization of these products.  The degree of market acceptance of SURFAXIN and AFECTAIR and our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the perceived safety and efficacy of our products;
•	the potential advantages over alternative treatments;
•	the prevalence and severity of any side effects;
•	the relative convenience and ease of administration;
•	our ability to gain access to the entire market through our distributor arrangements;
•	the rate of preterm births;
•	the willingness of the target patient population to try new products and of physicians to prescribe our products;
•	the availability of different size drug vials and medical devices to meet the specific needs of healthcare practitioners;

•
the pharmacoeconomic benefits (which are determined by comparing, among other things, the cost and effects of a product when compared to different treatment options) and cost-effectiveness of our products;

•	the willingness of the target hospitals to accept and employ the WARMING CRADLE
•	the effectiveness of our marketing strategy and distribution support; and
•	the sufficiency of coverage or reimbursement by third parties.

We are continually evaluating our business strategy and may modify this strategy in light of developments in our business and other factors.

As we proceed with our plans to commercialize SURFAXIN and AFECTAIR in markets both inside and outside the United States, we will continually evaluate our launch strategy and will modify our plans as necessary to achieve our objectives.  The activities associated with introduction of a new product are complex, involve many persons and entities, including third parties that we may not be able to control, and require the coordination of a number of elements, any one of which could involve unforeseen events or circumstances that require adjustment or the development of alternative strategies.  If we encounter such events or circumstances, we will change our strategy and plans if we believe that such a change will be in our best interest.  For example, if we were to determine that an alternative approach or structure would allow us to maintain control of our products or improve the profitability of our products in one or more markets, we will consider adopting such new approach.  There can be no assurance, whether or not we alter our strategy or plans for any reason, that we will be successful, or that our product launches will be effectively executed on time, if at all, in all markets that we may identify.

Our ability to discover and develop new products depends on our internal research capabilities and our ability to acquire products. Although we continue to conduct research and development activities on products and have increased our activities in this area, our limited resources may not be sufficient to discover and develop new product candidates.  To assist us with the development of our products and, if approved, commercialization of our products in markets outside the United States, we continue to evaluate potential strategic partnership and collaboration arrangements.  However, there can be no assurance that our efforts will be successful or that, even if we identify and enter into any such strategic partnership or collaboration arrangement, that such transactions will be successfully implemented within our expected time frames.

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future.  With respect to our research and development activities, to respond to changing circumstances, we may, from time to time, refocus our product development efforts on different products or may pace, delay or halt the development of various products.  As a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities.  This could require changes in our facilities and personnel and restructuring various financial arrangements.  There can be no assurances that any product development or other changes that we implement will be successful or that, after implementation of any such changes, that we will not determine to refocus our efforts on new or different objectives.

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

With the commercial launch of SURFAXIN and AFECTAIR, we will be required to comply not only with the requirements of the FDA and international regulators, but will also become subject to various federal, state and international laws regulating healthcare "fraud and abuse."  These laws govern such activities as our relationships with healthcare providers, the sale and marketing or our products, and pricing of prescription drug products and medical devices.  These laws include anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. These laws can be complicated, are subject to frequent change and may be violated unknowingly.  In addition, the absence of guidance for some of these laws and the very few court decisions addressing industry practices increase the likelihood that our practices could be challenged under anti-kickback or similar laws.  False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.  In addition, a number of states require that companies implement compliance programs or comply with industry ethics codes, adopt spending limits, and report to state governments any gifts, compensation, and other remuneration provided to physicians.  The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.  Many pharmaceutical and other health care companies have been investigated and prosecuted for alleged violations of these laws.  Sanctions under these laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs (including Medicare and Medicaid), criminal fines, and imprisonment.  Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements, which can include significant and costly burdens.  Private individuals may bring similar actions.  There are also an increasing number of state laws that require manufacturers to make reports to those states on certain pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the state authorities.

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

To test, make and sell our products under development, we must receive regulatory approvals for each product.  The FDA and foreign regulators, such as the EMA, extensively and rigorously regulate the testing, manufacture, distribution, advertising, pricing and marketing of drug products.  This approval process includes (i) preclinical studies and clinical trials of each drug product candidate and active pharmaceutical ingredient to establish its safety and effectiveness, and (ii) confirmation by the FDA and foreign regulators that we maintain good laboratory and manufacturing practices during testing and manufacturing.  Even if favorable data are generated by clinical trials, the FDA or foreign regulator may not accept or approve an NDA or MAA filed for a drug product on a timely basis or at all.  See, “Item 1 – Business – Government Regulation” in our 2011 Form 10-K.

In particular, we filed with the FDA an NDA for SURFAXIN for the prevention of RDS in premature infants.  We received the 2009 Complete Response Letter, which raised various questions concerning our fetal rabbit biological activity test (BAT), an important release and stability test for SURFAXIN..  Following a number of exchanges with the FDA, we conducted a comprehensive preclinical program that consisted of a series of prospectively-designed, side-by-side preclinical studies employing our optimized BAT and the well-established preterm lamb model of RDS.  These time-consuming studies were intended to demonstrate comparability of drug product used in the Phase 3 clinical program with SURFAXIN drug product to be manufactured for commercial use, and to gain the FDA’s agreement on final acceptance criteria, with respect to biological activity as assessed by the BAT, for release and ongoing stability of SURFAXIN drug product.  See, “Item 1 – Business – Surfactant Replacement Therapy for Respiratory Medicine – Respiratory Distress Syndrome in Premature Infants (RDS) – SURFAXIN for the Prevention of RDS in Premature Infants at High Risk for RDS,” in our 2011 Form 10-K.

To gain approval of SURFAXIN LS and AEROSURF, we expect to conduct a clinical program and are working to be in a position to initiate a Phase 2 clinical trial for AEROSURF and a Phase 3 clinical trial for SURFAXIN LS in late 2013.  We believe that our success in gaining approval for SURFAXIN in the United States may facilitate our efforts to gain regulatory approval for SURFAXIN LS and AEROSURF in the United States, the European Union and other markets around the world.  However, there can be no assurance that issues requiring protracted and time-consuming preclinical studies will not arise.  There can be no assurance that we will be successful in gaining regulatory approval for SURFAXIN LS and / or AEROSURF, if at all, within our expected time frame.

We plan to pursue clinical development and commercialization in the European Union and otherwise market and sell our products in various target markets outside of the United States.  To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each target jurisdiction.  To avoid the significant expense and lengthy time required to complete multiple clinical programs, we expect to meet with the FDA and other regulatory authorities to potentially address the requirements of the various regulatory authorities through a single, global clinical program.  There can be no assurance that our efforts will be successful.  If we are unable to reach agreement with the various regulatory authorities, we may not be able to pursue regulatory approval of our products in all of our target markets.

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

We have completed our Phase 3 clinical trials for SURFAXIN for the prevention of RDS in premature infants and certain Phase 2 trials for other drug product candidates for other indications.  If we successfully advance our other KL4 surfactant development programs for SURFAXIN LS and AEROSURF for RDS through the initial preclinical phase of development, we plan to conduct, for AEROSURF, Phase 2 and, for SURFAXIN LS and AEROSURF, Phase 3 clinical trials, potentially beginning in late 2013.  However, before we will initiate a clinical program, we will have to secure adequate capital to support that activity.  Such clinical trials generally take two to five years or more to complete and may be delayed by a number of factors.  We may not reach agreement with the FDA or a foreign regulator on the design of any one or more of the clinical studies necessary for approval, or we may be unable to reach agreement on a single trial design that would permit us to conduct a single clinical program.  Conditions imposed by the FDA and foreign regulators on our clinical trials could significantly increase the time required for completion of such clinical trials and the costs of conducting the clinical trials.  Like many biotechnology companies, even after obtaining promising results in earlier trials or in preliminary findings for such clinical trials, we may suffer significant setbacks in late-stage clinical trials.  Data obtained from clinical trials are susceptible to varying interpretations that may delay, limit or prevent regulatory approval.  In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials.  The timing and completion of current and planned clinical trials of our product candidates depend on many factors, including the rate at which patients are enrolled.  Delays in patient enrollment in clinical trials may occur, which would be likely to result in increased costs, program delays, or both.

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

As we prepare for the commercialization of our first approved products, we will need extensive information technology (IT) systems in virtually all aspects of our business, including billing, customer service, logistics and management of clinical trial and medical data management.  In selecting the appropriate software packages and systems to manage and support our activities, we will consider both in-house development and specialty software and system packages offered by third party vendors, service providers and consultants.  The systems we select may not be adequate to meet our needs or may fail to perform to the specified requirements.  We may be required to seek other sources of system support, which would increase our costs and potentially delay our implementation of necessary activities.  There can be no assurance that the systems that we select or choose to develop will be adequate to our needs, that they will perform to our requirements or that we will be successful in integrating them into our operations.

In addition, our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events.  Our success will depend, in part, on the continued and uninterrupted performance of our IT systems.  IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, human acts and natural disasters.  They also may be subject to physical or electronic intrusions, computer viruses, unauthorized tampering and similar disruptive problems.  Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public.  Along with our new systems, we plan to take precautionary measures to prevent unanticipated problems.  Nevertheless, we may experience damages to our systems, system failures and interruptions and unauthorized disclosure of confidential information, and our data could be compromised.

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

If we experience systems problems, or if the systems we implement do not meet our expectations, they may interrupt our ability to operate.  If we experience systems problems, or if we experience unauthorized disclosure of confidential information, it could adversely affect our reputation, result in a loss of customers and revenues and cause us to suffer financial damage, including significant costs to alleviate or eliminate the problem.

We depend upon key employees and consultants in a competitive market for skilled personnel.  If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We will need to hire additional qualified personnel to support (i) the commercialization of SURFAXIN and AFECTAIR, and (ii) the advancement of our SURFAXIN LS and AEROSURF development programs.  In particular, over the next 12 months, we expect to hire approximately 60 new employees primarily in the areas of field based sales and marketing, medical affairs, regulatory affairs, and quality control and assurance.  We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $8.0 million.  We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is significant, and attracting and retaining qualified personnel will be critical to our success, and any failure to do so successfully may have a material adverse effect on us.

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

As of December 31, 2011, we had employment agreements with four executive officers   In February 2012, we provided notice of non-renewal for these agreements, which expired on May 3, 2012.  In addition, we had retention agreements with five other executive officers under which each officer is provided certain severance benefits, based on title.  These agreements also expired in May 2012.  Effective as of May 4, 2012, we entered into new executive agreements with six executives, including the Chief Executive Officer; the President and Chief Financial Officer; the Senior Vice President and Chief Operating Officer; the Senior Vice President, General Counsel and Corporate Secretary; the Senior Vice President, Human Resources; and the Senior Vice President, Research and Development.  In addition, we entered into new retention agreements with five other officers.  The loss of services from any of our executives could significantly adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.  Further, we do not maintain key man life insurance.

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

Our industry is highly competitive and subject to rapid technological innovation and evolving industry standards.  We compete with numerous existing companies intensely in many ways.   We need to successfully introduce new products to achieve our strategic business objectives.  The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness involve significant technical and business risks.  The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economic and timely manner, and differentiate our products from those of our competitors.  If we cannot successfully introduce new products, adapt to changing technologies or anticipate changes in our current and potential customers’ requirements, our products may become obsolete and our business could suffer

We intend to market our products under development for the treatment of diseases for which other technologies and treatments are rapidly developing and, consequently, we expect new companies to enter our industry and that competition in the industry will increase.  Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than we have.  In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in:

•	developing products;
•	undertaking preclinical testing and human clinical trials;
•	obtaining FDA and other regulatory approvals or products; and
•	manufacturing and marketing products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign regulatory approval or commercializing products before us.  Our competitors may successfully secure regulatory exclusivities in various markets, which could have the effect of barring us or limiting our ability to market our products in such markets.  If we commence commercial product sales, we will compete against companies with greater marketing and manufacturing capabilities that may successfully develop and commercialize products that are more effective or less expensive than our products.  As none of our products are approved, we currently have limited or no experience in these areas.  In addition, developments by our competitors may render our drug product candidates obsolete or noncompetitive.

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

During the three months ended March 31, 2012, we issued 25,000 unregistered shares of common stock to a consultant as compensation for management consulting services rendered over a period of four months.  The shares were issued in reliance upon the exemption from securities registration provided by Section 4(2) of the Act.  We did not repurchase any shares of our common stock during the quarter ended March 31, 2012.

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

Discovery Laboratories, Inc.
(Registrant)

Date: May 15, 2012	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and
Chief Executive Officer

Date: May 15, 2012	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery), as amended as of and October 3, 2011	Incorporated by reference to Exhibit 3.1 to Discovery's Form 8-K, as filed with the SEC on October 3, 2011.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.3	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.4	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.5	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.6	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

4.7	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.8	Form of Five-Year Warrant issued on June 22, 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

Exhibit No.	Description	Method of Filing

4.9	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

4.10	Form of Voting Agreement between RSA Holders and Discovery dated November 12, 2010	Incorporated by reference to Exhibit 4.13 to Discovery’s Annual Report on Form 10-KSB for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

4.11	Form of Five-Year Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.12	Form of Short Term Warrant issued on February 22, 2011	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

10.1+	Product Development and Supply Agreement between Discovery and Lacey Manufacturing Company, a Division of Precision Engineered Products, LLC	Filed herewith

10.2*	Form of Employee Option Agreement under Discovery’s 2011 Long-Term Incentive Plan	Filed herewith

10.3*	Form on Non-Employee Director Agreement under Discovery’s 2011 Long-Term Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing

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

101.INS	Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+           Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and filed separately with the Commission.

*           A management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.