Form 10-Q
period 2012-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2012-11-14
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒     NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

As of November 2, 2012, 43,518,096 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

 PART I - FINANCIAL INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical fact and include, without limitation, statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.  Forward-looking statements include our financial, clinical, manufacturing and distribution plans and our expectations and timing related to commercialization of SURFAXIN®, the initial AFECTAIR® device and our products under development, if approved; our expectations, timing and outcomes of submitting regulatory filings for our products under development; our research and development programs, including planning and development activities, anticipated timing of any clinical trials and potential development milestones, for our KL4 surfactant pipeline, and our capillary aerosol generator (CAG) and ventilator circuit / patient interface connectors for delivery of aerosolized medications; and plans regarding potential strategic alliances and other collaborative arrangements with pharmaceutical companies and others to develop, manufacture and market our products.

We intend that all forward-looking statements are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Examples of the risks and uncertainties include, but are not limited to:

●
the risk that, if we are unable for any reason to introduce, or if there is a significant delay in the commercial introduction of, SURFAXIN and AFECTAIR in the U.S. and other markets as planned, we may be unable to secure additional capital, from strategic alliances or other sources, to sustain our operations, which could have a material adverse effect on our ability to continue investments in our commercialization activities, as well as our research and development programs;

●
the risk that, if we fail to successfully commercialize SURFAXIN and AFECTAIR, or if SURFAXIN and AFECTAIR do not gain market acceptance for any reason, our revenues would be limited, which ultimately could have a material adverse effect on our business, financial condition and results of operations;

●
risks relating to our ability to manufacture our KL4 surfactant drug products for commercialization of our approved products, which must be processed and tested using sophisticated and extensive analytical methodologies and quality control release and stability tests to satisfy the requirements of the regulatory authorities;

●
the risk that we may be unable to enter into strategic alliances or collaboration agreements to support the development of our KL4 surfactant pipeline products, beginning with AEROSURF® (our aerosolized KL4 surfactant using our CAG technology) and SURFAXIN LS™ (our lyophilized (freeze-dried) dosage form of SURFAXIN), and, if approved, commercialization of these products in markets outside the United States; and to support the commercialization of SURFAXIN in countries where regulatory marketing authorization is facilitated by the information contained in the SURFAXIN new drug application (NDA) approved by the United States Food and Drug Administration (FDA);

●
risks relating to the ability of our sales and marketing organization to effectively market SURFAXIN and AFECTAIR in the United States, and our other product candidates, if approved, in a timely manner, if at all, and that we or our marketing and advertising consultants will not succeed in developing market awareness of our products or that our product candidates will not gain market acceptance by physicians, patients, healthcare payers and others in the medical community;

●
risks relating to our plans to secure marketing and distribution capabilities in certain markets through third-party strategic alliances and/or marketing alliances and/or distribution arrangements, that could require us to give up rights to our drug products, drug product candidates and drug delivery technologies;

●
the risk that we, our contract manufacturers or any of our third-party suppliers, many of which are single-source providers, may encounter problems or delays in manufacturing our drug KL4 surfactant drug products, related substances used in the manufacture of our drug product, AFECTAIR ventilator circuit / patient interface connectors and related componentry, CAG devices and other materials on a timely basis or in an amount sufficient to support the commercial introduction of SURFAXIN and AFECTAIR devices, as well as our research and development activities for our other product candidates;

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

●
risks relating to our research and development activities, which among other things involve time-consuming and expensive preclinical studies and potentially multiple clinical trials that may be subject to potentially significant delays or regulatory holds or fail;

●
risks relating to our ability to develop and manufacture drug-device combination products based on our KL4 surfactant and CAG technology for preclinical and clinical studies of our product candidates and, if approved, for commercialization;

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,064	$10,189
Inventory	128	–
Prepaid expenses and other current assets	1,165	442
Total Current Assets	37,357	10,631
Property and equipment, net	1,995	2,293
Restricted cash	400	400
Total Assets	$39,752	$13,324
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$208	$1,111
Accrued expenses	3,665	2,972
Common stock warrant liability	11,923	6,996
Equipment loans and capitalized leases, current portion	68	68
Total Current Liabilities	15,864	11,147

Equipment loans and capitalized leases, non-current portion	167	224
Other liabilities	670	689
Total Liabilities	16,701	12,060
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 100,000 shares authorized; 43,539 and 24,603 shares issued, 43,518 and 24,582 shares outstanding at September 30, 2012 and December 31, 2011, respectively	44	25
Additional paid-in capital	453,981	401,713
Accumulated deficit	(427,920)	(397,420)
Treasury stock (at cost); 21 shares at September 30, 2012 and December 31, 2011, respectively	(3,054)	(3,054)
Total Stockholders’ Equity	23,051	1,264
Total Liabilities & Stockholders’ Equity	$39,752	$13,324

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Grant Revenue	$–	$–	$–	$582
Expenses:
Research and development	5,743	3,981	15,482	13,216
Selling, general and administrative	4,255	2,189	9,912	5,975
	9,998	6,170	25,394	19,191
Operating loss	(9,998)	(6,170)	(25,394)	(18,609)

Change in fair value of common stock warrant liability	(3,309)	1,422	(5,063)	1,957

Other income / (expense):
Interest and other income	1	3	5	10
Interest and other expense	(40)	(6)	(48)	(22)
Other income / (expense), net	(39)	(3)	(43)	(12)
Net loss	$(13,346)	$(4,751)	$(30,500)	$(16,664)
Net loss per common share – Basic and diluted	$(0.31)	$(0.20)	$(0.80)	$(0.75)
Weighted-average number of common shares outstanding – basic and diluted	43,444	24,106	38,061	22,104

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(30,500)	$(16,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	855	954
Stock-based compensation and 401(k) match	1,805	871
Fair value adjustment of common stock warrants	5,063	(1,957)
Loss on sale or disposal of equipment	36	16
Changes in:
Inventory	(128)	–
Prepaid expenses and other current assets	(723)	(42)
Accounts payable	(903)	(299)
Accrued expenses	693	(284)
Other assets	–	174
Other liabilities and accrued interest	(19)	57
Net cash used in operating activities	(23,821)	(17,174)
Cash flows from investing activities:
Purchase of property and equipment	(593)	(88)
Net cash used in investing activities	(593)	(88)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	43,605	22,583
Proceeds from exercise of common stock warrants	6,741	–
Repayment of equipment loans and capital lease obligations	(57)	(121)
Net cash provided by financing activities	50,289	22,462
Net increase in cash and cash equivalents	25,875	5,200
Cash and cash equivalents – beginning of period	10,189	10,211
Cash and cash equivalents – end of period	$36,064	$15,411
Supplementary disclosure of cash flows information:
Interest paid	$10	$16

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

On March 6, 2012, the U.S. Food and Drug Administration (FDA) granted us marketing approval for SURFAXIN® (lucinactant) for the prevention of RDS in premature infants at high risk for RDS.  SURFAXIN is the first synthetic, peptide-containing surfactant approved for use in neonatal medicine and provides healthcare practitioners with an alternative to the animal-derived surfactants that today are the standard of care to manage RDS in premature infants.

We have made progress in our efforts to prepare for the commercial introduction of SURFAXIN.  We have successfully established our own specialty commercial and medical affairs organizations focused on neonatal respiratory critical care.  We have completed training and deployed these teams in the field with the primary goal of engaging with hospitals that have NICUs, meeting the requirements to have SURFAXIN included on each hospital’s formulary (the approved list of drugs and therapeutics that the hospital will purchase) and securing the adoption of AFECTAIR® devices.

During a recent review of the results and processes related to the analytical testing and quality control of SURFAXIN drug product, we determined that one of our analytical chemistry methods used to assess drug product conformance to specifications requires improvement and that an update to product specifications will be necessary.  We have proactively communicated these findings to the FDA, have initiated a plan to improve and validate the analytical method, and are implementing a plan to submit updated product specifications to the FDA.  Based on the anticipated time required to improve the method, submit updated specifications, and await confirmation from the FDA, we anticipate that, if our plan is successful, the availability of SURFAXIN drug product will be delayed until early in the second quarter of 2013. Although there can be no assurance that we will be successful in initiating the introduction of SURFAXIN as planned, if we are successful, the anticipated delay is not expected to have a material adverse effect on our business or financial position, in part, because our commercial launch plans for SURFAXIN during this period have always been to focus initially on formulary acceptance.

AEROSURF® is a drug/device combination product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG) and our novel AFECTAIR ventilator circuit / patient interface connectors.  We are developing AEROSURF for premature infants with or at risk for developing RDS.  AEROSURF potentially will provide practitioners with the ability to deliver surfactant therapy using a less-invasive method.  We believe that AEROSURF, if approved, potentially may enable the treatment of a significantly greater number of premature infants at risk for RDS who could benefit from surfactant therapy but who are currently not treated.

SURFAXIN LS™ is our lyophilized (freeze-dried) dosage form of SURFAXIN that is stored as a powder and resuspended to liquid form prior to use and is being developed with the objective of improving ease of use for healthcare practitioners, as well as potentially to prolong shelf life and eliminate the need for cold-chain storage.  We are engaged in a technology transfer of our lyophilized KL4 surfactant manufacturing process to a contract manufacturing organization that has expertise in lyophilized products, and plan to manufacture product for use in preclinical and clinical development activities.  We are implementing a development plan that is intended to support the use of our lyophilized KL4 surfactant in our AEROSURF program and, once we have secured the necessary capital, proceed with development plans to potentially secure marketing authorization for SURFAXIN LS in the United States and other major markets worldwide.

AFECTAIR, our novel disposable ventilator circuit / patient interface connectors, was initially developed for use with our CAG in the NICU as part of our AEROSURF development program.  AFECTAIR devices simplify the delivery of inhaled therapies (including our aerosolized KL4 surfactant) to critical-care patients requiring ventilatory support by introducing the inhaled therapy directly at the patient interface and minimizing the number of connections in the ventilator circuit.   In February 2012, we successfully registered our AFECTAIR device in the United States as a Class I, exempt medical device.  We have developed an initial AFECTAIR device for use with infants receiving ventilatory support in the NICU and Pediatric Intensive Care Unit (PICU).   We are implementing a plan that, if successful, is intended to result in the commercial introduction of the AFECTAIR device for infants in the United States in late 2012.

We believe that our commercial and medical affairs organizations will be able to effectively introduce the AFECTAIR device for infants in the United States.  With extensive relationships and contacts in the neonatal community, we expect that we will be able to gain important information, develop data, and clearly define the benefits that we expect this product will provide in the care of infants in the NICU and PICU.  After we have initiated the launch of the AFECTAIR device for infants in the United States, we will focus on introducing this AFECTAIR device in markets outside the United States.  Currently, we are exploring various opportunities that may be available to introduce our AFECTAIR device in the European Union, including potential strategic alliances and/or a network of medical device distributors.  We currently expect to initiate the commercial introduction of the AFECTAIR device for infants in the European Union in mid-2013.

To benefit all critical care patients who require inhaled therapies and who are receiving ventilatory support, in addition to our AFECTAIR device for infants, we are developing AFECTAIR devices in different sizes, potentially for use in children in PICUs and adults in Intensive Care Units (ICUs), and to be compatible with a variety of aerosol generating devices.  Our regulatory and manufacturing plan, if successful, is expected to result in the commercial introduction of a second AFECTAIR device.  We believe that AFECTAIR has the potential to become a new standard of care for the delivery of inhaled therapies to all critical care patients.

An important priority is to secure the strategic resources to support the continued development and commercial introduction of our RDS products.  A key goal for us in early 2013 is to secure a significant strategic alliance predominantly focused on the European Union, potentially to share research and development expenses for our AEROSURF and SURFAXIN LS development programs and, if approved, to support the commercial introduction of these products in markets outside the United States.  We may also seek strategic alliances and/or collaboration arrangements to support the potential commercial introduction of SURFAXIN in countries where regulatory marketing authorization is facilitated by the information contained in the SURFAXIN new drug application (NDA) approved by the FDA.  We are engaged in discussions with potential strategic partners who could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses).  There can be no assurance, however, that we will be successful in concluding any strategic alliance, collaboration or other similar transaction.

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

Our future capital requirements depend upon many factors, primarily the success of our efforts to: (i) execute the commercial introduction of SURFAXIN and AFECTAIR in the United States and other markets, within our anticipated time frame; (ii) secure one or more strategic alliances or other collaboration arrangements to support the development and, if approved, commercial introduction of AEROSURF and SURFAXIN LS in markets outside the United States; (iii) advance the AEROSURF and SURFAXIN LS development programs to be in a position to initiate planned Phase 2 and Phase 3 clinical trials; and (iv) procure the additional capital necessary and desirable to support our activities until such time as the net revenues from our approved products, from potential strategic alliance and collaboration arrangements and from other sources are sufficient to offset cash flow requirements.

For the nine months ended September 30, 2012, we completed the following financing transactions:

o
On March 21, 2012, we completed a public offering of 16,071,429 shares of common stock, resulting in net proceeds to us (after underwriter fees and anticipated expenses) of approximately $42.1 million.

o
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

o
Holders of the 15-month warrants that we issued in February 2011 exercised warrants to purchase 2,238,000 shares of our common stock at an exercise price of $2.94 per share, resulting in proceeds to us of $6.6 million. The remaining 15-month warrants to purchase 2,762,000 shares expired unexercised on May 22, 2012.

o
Holders of the five-year warrants that we issued in February 2011 (February 2011 five-year warrants) exercised warrants to purchase 51,250 shares of our common stock at an exercise price ranging from $2.80 to $3.20 per share, resulting in proceeds to us of $162,000.

As of September 30, 2012, 100 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 40.3 million shares of common stock were available for issuance and not otherwise reserved.

As of September 30, 2012, we had cash and cash equivalents of $36.1 million.  We anticipate that, before financing activities, we will have sufficient cash available to support our operations through the second quarter of 2013.

To execute our business strategy and fund our operations over time, we anticipate potentially securing additional infusions of capital from a combination of some or all of the following sources:

Upfront and milestone payments and co-funding of development activities associated with potential strategic alliances or other similar transactions:
o
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

Secured debt arrangements to fund working capital and/or investment in capital assets:
o
If our efforts are successful, we believe that debt could be a component of our capital structure and financing plans.  We could potentially enter into capital equipment financing facilities, revolving working capital lines of credit, term loans and other similar transactions to satisfy our working capital requirements.

Synthetic royalty financing arrangements
o
In addition to potential debt arrangements, we believe that we may raise non-dilutive capital through a synthetic royalty arrangement that provides for the receipt of funds in exchange for a royalty to be paid on future  revenues earned on our approved products.  There can be no assurance, however, that we will enter into any synthetic royalty arrangement in the near future, if at all, or on favorable terms or otherwise.

In appropriate circumstances, to secure additional capital and strengthen our financial condition, we will also consider equity public offerings and other financing transactions:
o
Our CEFF with Kingsbridge Capital Ltd. (Kingsbridge) allows us, in our discretion, to raise capital (subject to certain conditions, including volume limitations) at a time and in amounts we deem suitable to support our business plans.  Based on the closing market price of our common stock on November 2, 2012 ($2.31) and assuming the issuance of all available shares, the potential availability under our CEFF is approximately $2.3 million.  There can be no assurance, however, that the CEFF will be available at any time, or, even if available, that we will utilize the CEFF prior to its expiration in June 2013, or that we will undertake any financings or similar transactions, on favorable terms or otherwise.

In addition, as of September 30, 2012, we had outstanding warrants to purchase approximately 8.0 million shares of our common stock at various prices, exercisable on different dates into 2016.  Of these warrants, approximately 4.9 million are February 2011 five-year warrants that were issued at an exercise price of $3.20 per share.  These warrants contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  Accordingly, the exercise price of these warrants was adjusted downward to $2.80 per share at the time of the March 2012 public offering, which was conducted at an offering price of $2.80 per share.  As of September 30, 2012, 4,948,750 of the February 2011 five-year warrants were outstanding.  If the market price of our common stock should exceed $2.80 at any time prior to the expiration date of these warrants (February 2016) and if the holders determine in their discretion to exercise these warrants (and we have an effective registration statement covering the warrant shares to be issued upon exercise of the warrants), we potentially could raise up to an additional $13.9 million.  There can be no assurance, however, that the market price of our common stock will equal or exceed price levels that make exercise of outstanding warrants likely or that holders of outstanding warrants will choose to exercise any or all of their warrants prior to the warrant expiration date.

Although we currently believe that we will be successful in meeting our strategic planning goals, there can be no assurance that we will be successful.  We currently anticipate that the commercial introduction of AFECTAIR will occur in late 2012 and that the commercial introduction of SURFAXIN will be delayed until early in the second quarter of 2013.  We do not believe that the delay of the SURFAXIN commercial introduction will have a material adverse effect on our business or financial position, in part, because our plan for SURFAXIN has always contemplated an uptake period in which our commercial and medical affairs teams would focus primarily on securing formulary acceptance, and we expect that these efforts may accelerate formulary uptake of SURFAXIN when the product is available.  See, Note 1– Organization and Business.  There can be no assurance, however, that we will be in a position to successfully execute the commercial introduction of SURFAXIN and AFECTAIR within the anticipated time frame, if ever; that we will successfully identify one or more strategic partners or collaboration arrangements to support development and, if approved, commercial introduction of AEROSURF and SURFAXIN LS; that the revenues we may realize from the sale of SURFAXIN and AFECTAIR will be in line with current expectations; or that the revenues, if any, that we generate in the future will be sufficient at any time to fund the further development of our research and development programs and support our operations.  Even if we are successful in executing the commercial introduction of SURFAXIN and AFECTAIR within our planned timeframe, given the time required to secure formulary acceptance at our target hospitals, we do not expect that our revenues will be significant in the early years and we will require additional capital from other sources to support our operations in the near term.   If we are unable to identify and enter into strategic alliances for the development of AEROSURF and SURFAXIN LS, and if approved, commercialization of AEROSURF and SURFAXIN LS in markets outside the United States, we may be unable to fund our planned clinical trials, which would have a material adverse effect on our research and development programs.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  There have been no changes to our critical accounting policies since December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on March 30, 2012, as amended on April 27, 2012 (2011 Form 10-K).  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.  In connection with the FDA’s approval of SURFAXIN and the registration of our initial AFECTAIR device in the United States, we assessed the potential capitalization of inventory and the timing of when the related costs are expected to be recoverable through the commercialization of our products.  Costs incurred prior to receipt of marketing authorization have been recorded in our statement of operations as research and development expense.  As a result, inventory balances and cost of revenue may reflect a lower average per-unit cost of materials for several quarters after we launch our products.  As of September 30, 2012, inventories were valued at $0.1 million and consisted of raw materials used in the production of SURFAXIN.

Research and development expense

We track research and development expense by activity, as follows: (a) product development and manufacturing, (b) medical and regulatory operations, and (c) direct preclinical and clinical programs.   Research and development expense includes personnel, facilities, manufacturing and quality operations, pharmaceutical and device development, research, clinical, regulatory, other preclinical and clinical activities and medical affairs.  Research and development costs are charged to operations as incurred.  For the nine months ended September 30, 2012, research and development expense includes a $0.5 million charge related to a milestone payment that became payable to Johnson & Johnson (J&J) upon FDA approval of SURFAXIN, in accordance with terms of our license agreement with J&J.

Net loss per common share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the periods.  As of September 30, 2012 and 2011, 12.0 million and 14.0 million shares of common stock, respectively, were potentially issuable upon the exercise of certain stock options and warrants.  Due to our net loss, the shares potentially issuable upon the exercise of options and warrants were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive, therefore basic and dilutive net loss per share are the same.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended the accounting guidance for measuring fair value to develop common requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  The amendments, which are effective for interim and annual periods beginning after December 15, 2011, require entities to (i) provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements, and (ii) provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs.  We adopted this guidance prospectively effective January 1, 2012, and the adoption had no impact on our consolidated financial statements.  The potential future impact of the adoption of these amendments will depend on the nature of any new arrangements that we enter into in the future.

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

Note 4 – Stockholders’ Equity

Registered Public Offerings

On March 21, 2012, we completed a registered public offering of 16,071,429 shares of our common stock, at a price of $2.80 per share resulting in gross proceeds of $45.0 million ($42.1 million net proceeds).

At-the-Market Program (ATM Program)

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

We understand that under the U.S. securities regulations, analysts affiliated with brokers and dealers are not permitted to initiate coverage of an issuer’s securities while a securities offering is underway.  Also under the securities laws, ATM Programs are deemed to be continuous securities offerings at all times, including when no sales are taking place.  As a result, an analyst affiliated with Lazard would be prohibited from initiating coverage of our stock so long as we maintain an ATM Program with Lazard.  Therefore, in connection with initiation of coverage of our stock by an analyst affiliated with Lazard, we agreed with Lazard to terminate the ATM Program effective August 6, 2012.  This decision was based on a number of factors, including, among others, that we did not intend the ATM Program to be the primary source of the capital that we will need to execute our business plan, and that we believe that coverage of our stock by well-regarded stock analysts may enhance our market exposure and may improve the trading support that our stock receives in the future.  We may determine in the future to initiate another ATM Program.  There can be no assurance, however, that we will initiate an ATM Program or that other sources of capital will be available on favorable terms when needed, if at all, or that trading in our stock will be affected in any way by such analyst coverage.

Committed Equity Financing Facility (CEFF)

We have a CEFF with Kingsbridge Capital Limited (Kingsbridge), under which, for a period of up to three years ending June 11, 2013, Kingsbridge is obligated to purchase, subject to certain conditions, newly issued shares of our common stock.  Our ability to access the CEFF is subject to certain covenants and conditions, including stock price and volume limitations.  See also, Note 10 – Stockholders’ Equity – Registered Public Offerings and Private Placements – Committed Equity Financing Facility (CEFF), to the consolidated financial statements in our 2011 Form 10-K, for a detailed description of our CEFF.

As of September 30, 2012, there were approximately 1.1 million shares potentially available for issuance (up to a maximum of $32.3 million) under the CEFF.  Based on the closing market price of our common stock on November 2, 2012 ($2.31), and assuming that all available shares are issued, the potential availability under our CEFF is approximately $2.3 million.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value	Fair value measurement using
	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Money Market	$33,377	$33,377	$–	$–
Certificate of Deposit	400	400	–	–
Total Assets	$33,777	$33,777	$–	$–

Liabilities:
Common stock warrant liability	$11,923	$–	$–	$11,923

	Fair Value	Fair value measurement using
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money Market	$9,377	$9,377	$–	$–
Certificate of Deposit	400	400	–	–
Total Assets	$9,777	$9,777	$–	$–

Liabilities:
Common stock warrant liability	$6,996	$–	$–	$6,996

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended September 30, 2012 and 2011:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2011	$6,996
Exercise of warrants (1)	(136)
Change in fair value of common stock warrant liability	5,063
Balance at September 30, 2012	$11,923

(1)	See, Note 6 – Common Stock Warrant Liability.

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$2,469
Issuance of common stock warrants	8,087
Change in fair value of common stock warrant liability	(1,957)
Balance at September 30, 2011	$8,599

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

Significant Unobservable Input Assumptions of Level 3 Valuations	September 30, 2012	December 31, 2011

Historical Volatility	62% -104%	98% - 116%
Expected Term (in years)	1.6 – 3.4	2.4 - 4.2
Risk-free interest rate	0.23% - 0.31%	0.31% - 0.60%

Note 6 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity,” either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

The registered warrants that we issued in May 2009 and February 2010 have been classified as derivative liabilities and reported, at each balance sheet date, at estimated fair value determined using the Black-Scholes option-pricing model.  The February 2011 five-year warrants have been classified as derivative liabilities and reported, at each balance sheet date, at estimated fair value determined using a trinomial pricing model.  See Note 8 in our 2011 Form 10-K for a discussion of the common stock warrant liability.

Selected terms and estimated fair value of warrants accounted for as derivative liabilities at September 30, 2012 are as follows:

				Fair Value of Warrants (in thousands)
Issuance Date	Number of Warrant Shares	Exercise Price	Warrant Expiration Date	Issuance Date	September 30, 2012

5/13/2009	466,667	$17.25	5/13/2014	$ 3,360	$17
2/23/2010	916,669	12.75	2/23/2015	5,701	497
2/22/2011	4,948,750	2.80	2/22/2016	8,004	11,409

During the nine months ended September 30, 2012, holders of the February 2011 five-year warrants exercised warrants to purchase 51,250 shares of common stock for total proceeds of $162,000.  In addition, these warrants contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  Accordingly, the exercise price of these warrants was adjusted downward to $2.80 per share at the time of the March 2012 public offering, which was conducted at an offering price of $2.80 per share.

Changes in the estimated fair value of warrants classified as derivative liabilities are reported in the accompanying Consolidated Statement of Operations as the “Change in fair value of common stock warrants.”

Note 7 – Stock Options and Stock-Based Employee Compensation

We recognize in our financial statements all stock-based awards to employees and non-employee directors based on their fair value on the date of grant, calculated using the Black-Scholes option-pricing model.  Compensation expense related to stock-based awards is recognized ratably over the vesting period, which for employees is typically three years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses weighted-average assumptions noted in the following table.

	September 30,
	2012	2011

Weighted-average expected volatility	110%	112%
Weighted-average expected term	4.8 years	4.9 years
Weighted-average risk-free interest rate	0.79%	1.47%
Expected dividends	–	–

The total employee stock-based compensation for the three and nine months ended September 30, 2012 and 2011 was as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Research & Development	$150	$67	$388	$203
Selling, General & Administrative	324	81	889	309
Total	$474	$148	$1,277	$512

As of September 30, 2012, there was $4.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements under our 2011 Long-Term Incentive Plan.  That cost is expected to be recognized over a weighted-average vesting period of 2.3 years.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties.  You should review the “Forward-Looking Statements” section, and the risk factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the Securities and Exchange Commission (SEC) on March 30, 2012, as amended on April 27, 2012 (2011 Form 10-K) and our other filings with the Securities and Exchange Commission (SEC), and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

On March 6, 2012, the U.S. Food and Drug Administration (FDA) granted us marketing approval for SURFAXIN® (lucinactant) for the prevention of RDS in premature infants at high risk for RDS.  SURFAXIN is the first synthetic, peptide-containing surfactant approved for use in neonatal medicine and provides healthcare practitioners with an alternative to the animal-derived surfactants that today are the standard of care to manage RDS in premature infants.  We are implementing a plan that, if successful, is intended to result in the commercial introduction of SURFAXIN in the United States early in the second quarter of 2013.  See, “– Business and Pipeline Programs Update.”

AEROSURF® is a drug/device combination product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG) and our novel AFECTAIR® ventilator circuit / patient interface connectors.  We are developing AEROSURF for premature infants with or at risk for developing RDS.  AEROSURF potentially will provide practitioners with the ability to deliver surfactant therapy using a less-invasive method.  We believe that AEROSURF, if approved, potentially may enable the treatment of a significantly greater number of premature infants at risk for RDS who could benefit from surfactant therapy but who are currently not treated.

SURFAXIN LS™ is our lyophilized (freeze-dried) dosage form of SURFAXIN that is stored as a powder and resuspended to liquid form prior to use and is being developed with the objective of improving ease of use for healthcare practitioners, as well as potentially to prolong shelf life and eliminate the need for cold-chain storage.  We are engaged in a technology transfer of our lyophilized KL4 surfactant manufacturing process to a contract manufacturing organization that has expertise in lyophilized products, and plan to manufacture product for use in preclinical and clinical development activities.  We are implementing a development plan that is intended to support the use of our lyophilized KL4 surfactant in our AEROSURF program and, once we have secured the necessary capital, proceed with development plans to potentially secure marketing authorization for SURFAXIN LS in the United States and other major markets worldwide.

AFECTAIR, our novel disposable ventilator circuit / patient interface connectors, was initially developed for use with our CAG in the NICU as part of our AEROSURF development program.  AFECTAIR devices simplify the delivery of inhaled therapies (including our aerosolized KL4 surfactant) to critical-care patients requiring ventilatory support by introducing the inhaled therapy directly at the patient interface and minimizing the number of connections in the ventilator circuit.  In February 2012, we successfully registered our AFECTAIR device in the United States as a Class I, exempt medical device.  We have developed an initial AFECTAIR device for use with infants receiving ventilatory support in the NICU and Pediatric Intensive Care Unit (PICU).   We are implementing a plan that, if successful, is intended to result in the commercial introduction of the AFECTAIR device for infants in the United States in late 2012.

To benefit all critical care patients who require inhaled therapies and who are receiving ventilatory support, in addition to our AFECTAIR device for infants, we are developing AFECTAIR devices in different sizes, potentially for use in children in PICUs and adults in Intensive Care Units (ICUs), and to be compatible with a variety of aerosol generating devices.  Our regulatory and manufacturing plan, if successful, is expected to result in the commercial introduction of a second AFECTAIR device.  We believe that AFECTAIR has the potential to become a new standard of care for the delivery of inhaled therapies to all critical care patients.

An important priority is to secure the strategic resources to support the continued development and commercial introduction of our RDS products.  A key goal for us in early 2013 is to secure a significant strategic alliance predominantly focused on the European Union, potentially to share research and development expenses for our AEROSURF and SURFAXIN LS development programs and, if approved, to support the commercial introduction of these products in markets outside the United States.  We may also seek strategic alliances and/or collaboration arrangements to support the potential commercial introduction of SURFAXIN in countries where regulatory marketing authorization is facilitated by the information contained in the SURFAXIN new drug application (NDA) approved by the FDA.  We are engaged in discussions with potential strategic partners who could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses).  There can be no assurance, however, that we will be successful in concluding any strategic alliance, collaboration or other similar transaction.

Business and Pipeline Programs Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business,” in our 2011 Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

Following are updates to our pipeline programs since the filing of our 2011 Form 10-K:

●	SURFAXIN® for the Prevention of Respiratory Distress Syndrome (RDS) in Premature Infants at High Risk for RDS

We have made progress in our efforts to prepare for the commercial introduction of SURFAXIN.  We have successfully established our own specialty commercial and medical affairs organizations focused on neonatal respiratory critical care and consisting of highly-qualified commercial and medical affairs management, marketing and field force personnel and medical affairs liaisons.  These teams are focused on neonatal respiratory critical care generally and are preparing to execute the commercial launch of SURFAXIN in the field and provide to the neonatal medical community medical and scientific information regarding our proprietary KL4 surfactant and aerosol drug delivery technologies.  We also expect that these organizations will be able to leverage the experience and relationships that we gain from the introduction of SURFAXIN to more effectively support the introductions of our KL4 surfactant pipeline products, if approved, beginning with AEROSURF and SURFAXIN LS.  We have completed training and deployed these teams in the field with the primary goal of engaging with hospitals that have NICUs, meeting the requirements to have SURFAXIN included on each hospital’s formulary (the approved list of drugs and therapeutics that the hospital will purchase) and securing the adoption of AFECTAIR devices.

In addition, to prepare for initiation of commercial activities, we have executed or are finalizing group purchasing organization and national account agreements, established supply chain distribution and warehouse arrangements, and enhanced our quality control and assurance infrastructure with the hiring of additional highly-qualified scientific, technical and analytical personnel and systems implementation.  During a recent review of the results and processes related to the analytical testing and quality control of SURFAXIN drug product, we determined that one of our analytical chemistry methods used to assess drug product conformance to specifications requires improvement and that an update to product specifications will be necessary.  We have proactively communicated these findings to the FDA, have initiated a plan to improve and validate the analytical method, and are implementing a plan to submit updated product specifications to the FDA.  Based on the anticipated time required to improve the method, submit updated specifications, and await confirmation from the FDA, we anticipate that, if our plan is successful, the availability of SURFAXIN drug product will be delayed until early in the second quarter of 2013.  Although there can be no assurance that we will be successful in initiating the introduction of SURFAXIN as planned, if we are successful, the anticipated delay is not expected to have a material adverse effect on our business or financial position, in part, because our commercial launch plans for SURFAXIN during this period have always been to focus initially on formulary acceptance.

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

●	AFECTAIR®

AFECTAIR is our disposable ventilator circuit / patient interface connector and related componentry that introduces inhaled therapies directly to the patient interface and minimizes the number of connections in the regulatory circuit without compromising ventilatory support.  We expect that our commercial and medical affairs organizations will support the planned commercial introduction of AFECTAIR in the United States (see, “– SURFAXIN”).  With extensive relationships and contacts in the neonatal community, we expect that we will be able to gain important information, develop data, and clearly define the benefits that we expect this product will provide in the care of infants in the NICU and PICU.  After we have initiated the launch of the AFECTAIR device for infants in the United States, we will focus on introducing this AFECTAIR device in markets outside the United States.  Currently, we are exploring various opportunities that may be available to introduce our AFECTAIR device in the European Union, including potential strategic alliances and/or a network of medical device distributors.  We currently expect to initiate the commercial introduction of the AFECTAIR device for infants in the European Union in mid-2013.  We plan in the future to register our AFECTAIR devices in other major markets worldwide.

Should other AFECTAIR devices in development become available for commercial sale, we plan to assess the available methods to distribute those products and will determine at that time which approach would be more likely to maximize returns and result in the successful introduction of those AFECTAIR devices.  There can be no assurance that we will successfully develop and introduce additional AFECTAIR devices in the future.

●	AEROSURF®

To advance our AEROSURF program, we continue our efforts to optimize the design of our CAG with our own engineering staff and third-party medical device experts.  In June 2012, we entered into a Research and Development Services Agreement (“Agreement”) with Battelle Memorial Institute (“Battelle”).  Battelle is the world’s largest nonprofit research and development organization, with over 20,000 employees at more than 100 locations globally, with a particular expertise in developing and integrating aerosol devices using innovative and advanced technologies.  Pursuant to the Agreement, Battelle will provide technical support and expertise and assist in the development of device components in a series of phased programs focused on design, testing, and manufacturing of clinic-ready CAG devices for our planned AEROSURF phase 2 clinical trials, which we expect to initiate in late 2013.  We have retained authority for all final decisions and all responsibility for the formulation, design, manufacture, assembly, packaging, marketing, distribution and sale of our products.  The initial term of the Agreement is two years, unless terminated earlier pursuant to its terms.  Either party may terminate the Agreement upon 15 days’ written notice to the other party for any good-faith reason, provided, that Battelle does not have the right to terminate the Agreement until it has substantially completed the then-current phase of the project.  In addition, Battelle has the right to terminate the Agreement upon 15 days’ written notice to us if we are in material breach under the Agreement and the breach is not cured within the 15-day notice period.  If fully implemented through all proposed phases, the Agreement could involve an investment by us of up to approximately $4.6 million.  If our development work is successful, we plan to seek regulatory guidance for AEROSURF for the United States and Europe, finalize our development strategy and potentially initiate our Phase 2 clinical program after we have secured the necessary strategic alliances and/or capital.

●	SURFAXIN LS™

We are also continuing our development activities for our lyophilized KL4 surfactant, SURFAXIN LS, and are advancing the technology transfer of our manufacturing process to a third-party contract manufacturer with expertise in lyophilized formulations.  We expect to have further interactions with the FDA regarding our SURFAXIN LS development program as well as obtain regulatory guidance with respect to our planned development program in Europe.  We expect to initiate our clinical programs for SURFAXIN LS in late 2013, but only after we have developed a final development and regulatory strategy and after we have secured the necessary strategic alliances and/or capital.

For a detailed discussion of our AEROSURF and SURFAXIN LS development programs,  see,  “Item 1 – Business – Surfactant Replacement Therapy for Respiratory Medicine – Respiratory Distress Syndrome in Premature Infants (RDS) – AEROSURF® for RDS in Premature Infants,” and “– SURFAXIN LS™ – Lyophilized SURFAXIN® for RDS in Premature Infants,” in our 2011 Form 10-K.

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

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.  In connection with the FDA’s approval of SURFAXIN® and the registration of our initial AFECTAIR® device in the United States, we assessed the potential capitalization of inventory and the timing of when the related costs are expected to be recoverable through the commercialization of our products.  Costs incurred prior to receipt of marketing authorization have been recorded in our statement of operations as research and development expense.  As a result, inventory balances and cost of revenue may reflect a lower average per-unit cost of materials for several quarters after we launch our products.  As of September 30, 2012, inventories were valued at $0.1 million and consisted of raw materials used in the production of SURFAXIN.

RESULTS OF OPERATIONS

Net Loss and Operating Loss

The net loss for the three months ended September 30, 2012 and 2011 was $13.3 million and $4.8 million, respectively.  Included in the net loss is the change in fair value of certain common stock warrants classified as derivative liabilities that resulted in non-cash expense of $3.3 million and non-cash income of $1.4 million for the three months ended September 30, 2012 and 2011, respectively.

The net loss for the nine months ended September 30, 2012 and 2011 was $30.5 million and $16.7 million, respectively.  Included in the net loss is the change in fair value of certain common stock warrants classified as derivative liabilities that resulted in non-cash expense of $5.1 million and non-cash income of $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The operating loss for the three months ended September 30, 2012 and 2011 was $10.0 million and $6.2 million, respectively.  Included in the operating losses were non-cash items related to depreciation and stock-based compensation of $0.8 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively.  Excluding non-cash items related to depreciation and stock-based compensation, the operating loss was $9.2 million and $5.7 million for the three months ended September 30, 2012 and 2011, respectively.

The operating loss for the nine months ended September 30, 2012 and 2011 was $25.4 million and $18.6 million, respectively.  Included in the operating losses were (i) in 2012, a $0.5 million charge related to a milestone payment that became payable to Johnson & Johnson (J&J) upon FDA approval of SURFAXIN® in accordance with terms of our license agreement with J&J; (ii) non-cash items related to depreciation and stock-based compensation of $2.1 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively; and (iii) in 2011, grant revenue of $0.6 million.  Excluding the J&J milestone payment, grant revenue and non-cash items related to depreciation and stock-based compensation, the operating loss was $22.8 million and $17.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Grant Revenue

We did not recognize any revenues for the three and nine months ended September 30, 2012.  For the nine months ended September 30, 2011, we recognized grant revenue of $0.6 million for funds received and expended under a Fast Track Small Business Innovation Research Grant (SBIR) from the National Institutes of Health to support the development of aerosolized KL4 surfactant for RDS.

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

Research and development expenses for the three and nine months ended September 30, 2012 and 2011 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development Expenses(1)	2012	2011	2012	2011

Product development and manufacturing	$4,258	$2,957	$11,298	$9,275
Medical and regulatory operations	1,400	832	3,475	2,605
Direct preclinical and clinical programs	85	192	709	1,336
Total Research & Development Expenses	$5,743	$3,981	$15,482	$13,216
(1)	Certain 2011 expenses have been reclassified to conform to the 2012 presentation.

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, respectively; and non-cash charges associated with stock-based compensation and depreciation of $0.3 million and $1.1 million for the three and nine months ended September 30, 2011, respectively.

Product Development and Manufacturing

Product development and manufacturing includes: (i) the cost of our technical transfer, validation, manufacturing operations, quality assurance and analytical chemistry capabilities to assure adequate production of clinical and commercial drug supply for our KL4 surfactant products, in conformance with current good manufacturing practices (cGMP); (ii) design and development activities related to the development and manufacture of our CAG for use in our preclinical programs, our anticipated clinical programs and, if approved, commercial use;  (iii) design and development activities related to our novel AFECTAIR® ventilator circuit / patient interface connectors, and; (iv) pharmaceutical development activities, including development of a lyophilized dosage form of our KL4 surfactant.  These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses increased $1.3 million and $2.0 million for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011.  The increase is primarily due to (i) investments in our manufacturing and quality activities as we prepare for commercial launch of SURFAXIN and the AFECTAIR device for infants; (ii) costs associated with our efforts to optimize the design of our CAG with our own engineering staff and Battelle and (iii) costs associated with employee incentive compensation plans.

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

Medical and regulatory operations costs have increased $0.6 million and $0.9 million for the three and nine months ended September 30, 2012, respectively, over the corresponding periods in 2011.  The increase is primarily due to (i) investment in our medical affairs organization in preparation for the commercial introduction of SURFAXIN and the AFECTAIR device for infants, and (ii) costs associated with employee incentive compensation plans.

To support the commercial introduction of SURFAXIN and AFECTAIR, we expect to incur expenses at an initial annual rate of approximately $12-$13 million.  Of this amount, the portion attributed to medical affairs will be charged to Medical and Regulatory Operations.  See also, “– Results of Operations – Selling, General and Administrative Expenses.”

Direct Preclinical and Clinical Programs

Direct preclinical and clinical programs include: (i) activities related to responding to a complete response letter from the FDA in 2009 (2009 Complete Response Letter); (ii) development activities, including preparatory activities for the anticipated clinical trials for SURFAXIN LS™ and AEROSURF® for RDS in premature infants, toxicology studies and other preclinical studies to obtain data to support potential Investigational New Drug (IND) and new drug application (NDA) filings for our product candidates; and (iii) activities, if any, associated with conducting human clinical trials, including patient enrollment costs, external site costs, clinical drug supply and related external costs, such as contract research consultant fees and expenses.  See, “Overview – Business and Pipeline Programs Update.”

Direct preclinical and clinical programs expense for the nine months ended September 30, 2012 includes a $0.5 million charge related to a milestone payment that became payable to J&J upon FDA approval of SURFAXIN, in accordance with terms of the J&J license agreement.  Direct preclinical and clinical programs expense for the nine months ended September 30, 2011 includes $1.2 million of costs associated with activities to respond to the 2009 Complete Response Letter.

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

Research and Development Projects – Updates

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable.  With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines.  As a result of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty.  Certain of the risks and uncertainties affecting our ability to estimate projections and timelines are discussed in the Risk Factors Section and elsewhere in this Quarterly Report on Form 10-Q and in our 2011 Form 10-K, including in “Item 1 – Business – Government Regulation;” “Item 1A – Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development Expenses.”

Our lead development projects are initially focused on (i) the management of RDS in premature infants and include SURFAXIN, AEROSURF and SURFAXIN LS; and (ii) development of our aerosol delivery technologies, including our CAG and proprietary AFECTAIR ventilator circuit / patient interface connectors.  These and our other product programs are described in “– Overview – Business and Pipeline Programs Update,” and in our other periodic filings with the SEC, including our 2011 Form 10-K, “Item 1 – Business – Proprietary Platform – Surfactant and Aerosol Technologies,” and “- Surfactant Replacement Therapy for Respiratory Medicine.”

The reader is encouraged to review the Pipeline Programs Update in “– Overview – Business and Pipeline Programs Update” in this MD&A, which contains information important to this discussion.  In addition, the following are updates related to our research and development programs since the filing of our 2011 Form 10-K:

SURFAXIN®

●
Preclinical data from a study assessing SURFAXIN in the well-established preterm lamb model of RDS was published in Pediatric Research, a peer-reviewed medical journal widely distributed among neonatologists and other neonatal health care professionals.  The study investigators concluded that early intervention with SURFAXIN may mitigate progression of pulmonary pathophysiological consequences of RDS when compared with animal-derived surfactants, Curosurf®  (poractant alfa, Chiesi Farmaceutici, Parma, Italy) and Survanta® (beractant, Abbott Laboratories, Columbus, OH).  According to the study findings, subjects receiving surfactant replacement therapy (SRT) using SURFAXIN had improved sustained oxygenation and lower ventilatory pressure requirements (p < 0.05) compared with no SRT or SRT using Curosurf or Survanta.  In addition, SURFAXIN treatment resulted in an attenuated lung and systemic inflammatory response as well as a more uniform and robust preservation of lung structural integrity.  Investigators found that the lungs of preterm lambs that were treated with SURFAXIN were more homogenously expanded both within and between lung regions, a finding that is suggestive of more uniform distribution of surfactant throughout the lung.  Investigators also found that the lungs of SURFAXIN treated lambs had less cellular debris and fewer inflammatory cells when compared with the lungs of non-treated lambs and the lambs treated with Curosurf and Survanta.  The investigators also noted lower levels of inflammatory mediators following treatment with SURFAXIN compared with negative controls as well as both animal-derived surfactants.

●
Data from a new pharmacoeconomic analysis were presented at the 2012 Pediatric Academies Society Annual Conference (2012 PAS, April 28 – May 1, 2012) in Boston, MA.  The analysis demonstrates that the lower rate of reintubation previously observed in infants treated with SURFAXIN, when compared with infants treated with Curosurf and Survanta, also resulted in a potential hospital cost savings of $160,000 to $252,000 per 100 infants.  As previously reported in the Journal of Neonatal- Perinatal Medicine (Volume 4, Number 2, 2011) in a manuscript entitled “Reintubation and risk of morbidity and mortality in preterm infants after surfactant replacement therapy” (Guardia et al.), retrospective analysis of data from our two Phase 3 trials, which involved a total of 1546 patients, shows that the reintubation rate in SURFAXIN-treated infants ranged from 33 to 35 percent and was significantly lower  (p < 0.05) than Curosurf-treated infants (47 percent), the current global market leader, and Survanta-treated infants (43 percent).  Although the retrospective analysis also demonstrates that reintubation results in an increase in morbidities, such as bronchopulmonary dysplasia and air leak, the estimated cost savings from the pharmacoeconomic modeling reported at the 2012 PAS Conference does not include the additional costs associated with these morbidities.  We anticipate that additional analyses will be conducted and potentially presented at congresses in 2012 and 2013.

SURFAXIN LS™

●
Preclinical data from a study of SURFAXIN LS were published in the May 2012 issue of Pediatric Research.  The objective of the study was to compare the effects of SURFAXIN LS and Curosurf on pulmonary function, as well as the physiologic reactions to surfactant administration in preterm lambs with RDS.  The results of this study, which were previously presented at the 2010 Pediatric Academic Societies Annual Congress in May 2010, demonstrate that both surfactants significantly improved pulmonary function (p < 0.05).  However, lambs treated with SURFAXIN LS required significantly lower mechanical ventilator pressures to maintain pulmonary function compared with Curosurf-treated lambs (p < 0.05); in contrast to lambs treated with SURFAXIN LS, lambs treated with Curosurf experienced significant reductions in heart rate and rapidly increased brain oxygenation during the peridosing period (p < 0.05); and the investigators concluded that SURFAXIN LS may enable ventilation at lower mean airway pressures, thereby potentially reducing the incidence of chronic lung disease, and as such may be an effective substitute for the currently-marketed surfactant products.

AFECTAIR®

●
Data from performance studies conducted using the AFECTAIR device for infants were presented at 2012 PAS.  The study evaluated the difference between the calculated inhaled dose and the actual delivered dose in an in vitro simulated infant ventilation system using the AFECTAIR device for infants as compared to standard of care.  Albuterol was aerosolized with a jet nebulizer and delivered using both the AFECTAIR device for infants and standard of care.  The investigators observed a 10-14 fold increase in the in vitro inhaled dose of albuterol at various ventilation conditions when using the AFECTAIR device for infants compared with standard of care.  The study concluded that the AFECTAIR device for infants delivered a higher amount of albuterol in vitro that was more representative of the calculated inhaled dose of albuterol compared with standard of care, and that clinical use of the AFECTAIR device for infants may allow for a more accurate approximation of actual delivered dose of inhaled therapies when targeting a calculated inhaled dose for critical care patients.

●
Data from two studies were presented at the 11th European Congress on Pediatric and Neonatal Ventilation in Switzerland in June 2012.  The first study simulated neonatal mechanical ventilation conditions using an in vitro model and compared delivery of aerosolized inhaled nitrous oxide using the AFECTAIR device for infants with standard of care.  The study concluded that use of the AFECTAIR device for infants resulted in the achievement of target nitric oxide concentrations using less nitric oxide when compared to the SoC delivery apparatus.  The second study was conducted in an in vitro model of neonatal mechanical ventilation conditions and compared the AFECTAIR device for infants with a conventional wye connector.  The study found that use of the AFECTAIR device for infants resulted in improved delivery of aerosolized albuterol sulfate, including a nine-fold increase in delivered dose under simulated CPAP conditions, a 14-fold increase in delivered dose under simulated mechanical ventilation conditions, and a smaller difference in particle size distribution between aerosol output from the nebulizer and aerosol output from the patient interface.

KL4 surfactant technology

●
In September 2012, we announced the initiation of four research projects that are partially funded though various U.S. government-sponsored, biodefense-related initiatives and designed to explore the potential use of our proprietary KL4 surfactant for the prevention and treatment of acute lung injury (ALI), including:
        ●  A two-year, Small Business Innovation Research (SBIR) Phase I award of $600,000 from the National Institutes of Health’s (NIH) National Institute of Allergy and Infectious Diseases (NIAID) Center for Medical Counter Measures Against Radiation and Nuclear Threats to assess the ability of KL4 surfactant to mitigate the effects of acute radiation exposure to the lung, including acute pneumonitis and delayed lung injury.  We are collaborating with the University of Pennsylvania on this project.
●  A collaboration with the University of Rochester Center for Medical Countermeasures against Radiation, an NIH/NIAID-funded Center of Excellence, to evaluate the use of KL4 surfactant to protect the lung in a radiation-induced, multi-organ dysfunction animal model.
●  A collaboration with the CounterACT Efficacy Research Facility (CERF), supported under an Interagency Agreement with the Department of Defense through the NIH Office of the Director and the Countermeasures Against Chemical Threats (CounterACT) program.  The CounterACT program supports basic, translational, and clinical research aimed at the discovery and/or identification of better therapeutic and diagnostic countermeasures against chemical threat agents, and facilitates their movement through the regulatory process.  We plan to explore the utility of KL4 surfactant for the treatment of chemical-induced ALI in a chemical-induced ALI model currently being developed by the CERF.
●  A program under NIAID’s Animal Models of Infectious Disease program to investigate the use of KL4 surfactant as a treatment for influenza-induced ALI with NIAID-funded contractors.

●
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

Selling, general and administrative expenses were $4.3 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively.  Included in selling, general and administrative expenses were non-cash charges associated with stock-based compensation and depreciation of $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively.  Excluding stock-based compensation and depreciation, selling, general and administrative expenses increased $1.9 million for the three months ended September 30, 2012, compared to the same period in 2011.  The increase is primarily due to (i) investments in our marketing and field-based sales organization in preparation for the commercial introduction of SURFAXIN and the AFECTAIR device for infants; (ii) marketing related costs for both SURFAXIN and the AFECTAIR device for infants; and (iii) costs associated with employee incentive compensation plans.

Selling, general and administrative expenses were $9.9 million and $6.0 million for the nine months ended September 30, 2012 and 2011, respectively.  Included in selling, general and administrative expenses were non-cash charges associated with stock-based compensation and depreciation of $0.9 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.  Excluding stock-based compensation and depreciation, selling, general and administrative expenses increased $3.4 million for the nine months ended September 30, 2012, compared to the same period in 2011.  The increase is primarily due to (i) investments in our marketing organization and field-based sales force in preparation for the commercial introduction of SURFAXIN and the AFECTAIR device for infants; (ii) marketing related costs for both SURFAXIN and the AFECTAIR device for infants; and (iii) costs associated with employee incentive compensation plans.

To support the commercial introduction of SURFAXIN and AFECTAIR, we expect to incur expenses at an initial annual rate of approximately $12-$13 million.  Of this amount, the portion attributed to marketing and field based sales will be charged to selling, general and administrative expenses.  See also, “– Medical and Regulatory Operations.”

In addition to developing our commercial marketing and sales organization, we have made and are planning to make additional investments to enhance certain of our general and administrative resources, including legal and compliance, finance and accounting, and information technologies, to support the commercial introduction of SURFAXIN and the AFECTAIR device for infants.  With these investments, we believe that our general and administrative resources will be sufficient to support our business operations.

We plan to continue our investments in prosecuting and maintaining our existing patent portfolio and trademarks, and in protecting our trade secrets and regulatory exclusivity designations, including potential orphan drug and new drug product exclusivities.  We also plan, when appropriate, to invest in potential patent extensions, new patents, new trademarks, and new regulatory exclusivity designations, when available.  See, “– Research and Development Projects – Updates,” above, and in our 2011 Form 10-K, “Item 1 – Business – Licensing, Patents and Other Proprietary Rights and Regulatory Designations.”

Change in Fair Value of Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity,” as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

The registered warrants that we issued in May 2009 and February 2010 have been classified as derivative liabilities and valued using the Black-Scholes pricing model.  The five-year registered warrants that we issued in February 2011 (February 2011 five-year warrants) have been classified as derivative liabilities and valued using a trinomial pricing model.  Valuations of these warrants occur at the date of initial issuance and each subsequent balance sheet date.  The change in the fair value of the warrants is included in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”  See, Notes 5 and 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and, in our 2011 Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Change in Fair Value of Common Stock Warrant Liability.”

The change in fair value of common stock warrant liability for the three months ended September 30, 2012 and 2011 resulted in non-cash expense of $3.3 million and non-cash income of $1.4 million, respectively, due primarily to changes in our common stock share price during the periods.

The change in the fair value of common stock warrant liability for the nine months ended September 30, 2012 and 2011 resulted in non-cash expense of $5.1 million and non-cash income of $2.0 million, respectively, due primarily to changes in our common stock share price during the periods.

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

Our future capital requirements depend upon many factors, primarily the success of our efforts to: (i) execute the commercial introduction of SURFAXIN® and AFECTAIR® in the United States and other markets, within our anticipated time frame; (ii) secure one or more strategic alliances or other collaboration arrangements to support the development and, if approved, commercial introduction of AEROSURF® and SURFAXIN LS™ in markets outside the United States; (iii) advance the AEROSURF and SURFAXIN LS development programs to be in a position to initiate planned Phase 2 and Phase 3 clinical trials, respectively; and (iv) procure the additional capital necessary and desirable to support our activities until such time as the net revenues from our approved products, from potential  strategic alliance and collaboration arrangements, and from other sources are sufficient to offset cash flow requirements.

For the nine months ended September 30, 2012, we completed the following financing transactions:

o
On March 21, 2012, we completed a public offering of 16,071,429 shares of common stock, resulting in net proceeds to us (after underwriter fees and anticipated expenses) of approximately $42.1 million.

o
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

o
Holders of the 15-month warrants that we issued in February 2011 exercised warrants to purchase 2,238,000 shares of our common stock at an exercise price of $2.94 per share, resulting in proceeds to us of $6.6 million. The remaining 15-month warrants to purchase 2,762,000 shares expired unexercised on May 22, 2012.

o
Holders of the five-year warrants that we issued in February 2011 (February 2011 five-year warrants) exercised warrants to purchase 51,250 shares of our common stock at an exercise price ranging from $2.80 to $3.20 per share, resulting in proceeds to us of $162,000.

As of September 30, 2012, 100 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 40.3 million shares of common stock were available for issuance and not otherwise reserved.

As of September 30, 2012, we had cash and cash equivalents of $36.1 million.  We anticipate that, before financing activities, we will have sufficient cash available to support our operations through the second quarter of 2013.

To execute our business strategy and fund our operations over time, we anticipate potentially securing additional infusions of capital from a combination of some or all of the following sources:

Upfront and milestone payments and co-funding of development activities associated with potential strategic alliances or other similar transactions:
o
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

Secured debt arrangements to fund working capital and/or investment in capital assets:
o
If our efforts are successful, we believe that debt could be a component of our capital structure and financing plans.  We could potentially enter into capital equipment financing facilities, revolving working capital lines of credit, term loans and other similar transactions to satisfy our working capital requirements.

Synthetic royalty financing arrangements:
o
In addition to potential debt arrangements, we believe that we may raise non-dilutive capital through a synthetic royalty arrangement that provides for the receipt of funds in exchange for a royalty to be paid on future  revenues earned on our approved products.  There can be no assurance, however, that we will enter into any synthetic royalty arrangement in the near future, if at all, or on favorable terms or otherwise.

In appropriate circumstances, to secure additional capital and strengthen our financial condition, we will also consider equity public offerings and other financing transactions:
o
Our CEFF with Kingsbridge Capital Ltd. (Kingsbridge) allows us, in our discretion, to raise capital (subject to certain conditions, including volume limitations) at a time and in amounts we deem suitable to support our business plans.  Based on the closing market price of our common stock on November 2, 2012 ($2.31) and assuming the issuance of all available shares, the potential availability under our CEFF is approximately $2.3 million.  There can be no assurance, however, that the CEFF will be available at any time, or, even if available, that we will utilize the CEFF prior to its expiration in June 2013, or that we will undertake any financings or similar transactions, on favorable terms or otherwise.

In addition, as of September 30, 2012, we had outstanding warrants to purchase approximately 8.0 million shares of our common stock at various prices, exercisable on different dates into 2016.  Of these warrants, approximately 4.9 million are February 2011 five-year warrants that were issued at an exercise price of $3.20 per share.  These warrants contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  Accordingly, the exercise price of these warrants was adjusted downward to $2.80 per share at the time of the March 2012 public offering, which was conducted at an offering price of $2.80 per share.  As of September 30, 2012, 4,948,750 of the February 2011 five-year warrants were outstanding.  If the market price of our common stock should exceed $2.80 at any time prior to the expiration date of these warrants (February 2016) and if the holders determine in their discretion to exercise these warrants (and we have an effective registration statement covering the warrant shares to be issued upon exercise of the warrants), we potentially could raise up to an additional $13.9 million.  There can be no assurance, however, that the market price of our common stock will equal or exceed price levels that make exercise of outstanding warrants likely or that holders of outstanding warrants will choose to exercise any or all of their warrants prior to the warrant expiration date.

Although we currently believe that we will be successful in meeting our strategic planning goals, there can be no assurance that we will be successful.  We currently anticipate that the commercial introduction of AFECTAIR will occur in late 2012 and that the commercial introduction of SURFAXIN will be delayed until early in the second quarter of 2013.  We do not believe that the delay of the SURFAXIN commercial introduction will have a material adverse effect on our business or financial position, in part, because our plan for SURFAXIN has always contemplated an uptake period in which our commercial and medical affairs teams would focus primarily on securing formulary acceptance, and we expect that these efforts may accelerate formulary uptake of SURFAXIN when the product is available.  See, “– Overview,” and “Overview – Business and Pipeline Programs Update.”  There can be no assurance, however, that we will be in a position to successfully execute the commercial introduction of SURFAXIN and AFECTAIR within the anticipated time frame, if ever; that we will successfully identify one or more strategic partners or collaboration arrangements to support development and, if approved, commercial introduction of AEROSURF and SURFAXIN LS; that the revenues we may realize from the sale of SURFAXIN and AFECTAIR will be in line with current expectations; or that the revenues, if any, that we generate in the future will be sufficient at any time to fund the further development of our research and development programs and support our operations.  Even if we are successful in executing the commercial introduction of SURFAXIN and AFECTAIR within our planned timeframe, given the time required to secure formulary acceptance at our target hospitals, we do not expect that our revenues will be significant in the early years and we will require additional capital from other sources to support our operations in the near term.   If we are unable to identify and enter into strategic alliances for the development of AEROSURF and SURFAXIN LS, and if approved, commercialization of AEROSURF and SURFAXIN LS in markets outside the United States, we may be unable to fund our planned clinical trials, which would have a material adverse effect on our research and development programs.

Cash Flows

As of September 30, 2012, we had cash and cash equivalents of $36.1 million compared to $10.2 million as of December 31, 2011.  Cash outflows before financings for the nine months ended September 30, 2012 consisted of $23.8 million used for ongoing operating activities, $0.6 million for purchases of property and equipment, and $57,000 used for debt service.  Through September 30, 2012, we raised aggregate net proceeds of $50.3 million, including $42.1 million from the March 2012 registered public offering, $6.7 million from warrant exercises, and $1.5 million from a financing under our ATM program.

Cash Flows from Operating Activities

Net cash used in operating activities was $23.8 million and $17.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Net cash used in operating activities is the result of our net loss for the period adjusted for  non-cash items associated with the change in fair value of common stock warrants (expense of $5.1 million in 2012 and income of $2.0 million in 2011), stock-based compensation and depreciation expense ($2.6 million and $1.8 million in 2012 and 2011, respectively); and changes in working capital.

The increase in net cash used in operating activities for the nine months ended September 30, 2012, compared to the same period in 2011 is primarily due to increased personnel costs and marketing activities to support the anticipated commercial launch of SURFAXIN and the AFECTAIR device for infants.  The increase in personnel costs is primarily associated with the establishment of our own marketing, field-based sales and medical affairs organizations as well as investments in our quality operations and general and administrative functions.

Cash Flows from Investing Activities

Net cash used in investing activities represents purchases of property and equipment of $0.6 million and $88,000 for the nine months ended September 30, 2012 and 2011, respectively.  The purchases for the nine months ended September 30, 2012 include computer hardware and systems to support our marketing, field-based sales and medical affairs operations, laboratory equipment for our quality and analytical testing operations, and equipment to be used in the commercial manufacturing of AFECTAIR.

Cash Flows from Financing Activities

Net cash provided by financing activities was $50.3 million and $22.5 million for the nine months ended September 30, 2012 and 2011, respectively, summarized as follows:

(In millions)	Nine Months Ended September 30,
	2012	2011

Financings pursuant to common stock offerings	$42.1	$21.6
Financings under the ATM Program	1.5	–
Exercise of warrants	6.7	–
Financings under the CEFF	–	1.0
Debt service payments	(0.0)	(0.1)
Cash flows from financing activities, net	$50.3	$22.5

The following sections provide a more detailed discussion of our available facilities and financing activities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  In June 2011, we filed a universal shelf registration statement on Form S-3 (No. 333-174786) (2011 Universal Shelf) with the SEC for the proposed offering from time to time of up to $200 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.  The 2011 Universal Shelf replaced an earlier shelf registration statement that was declared effective by the SEC on June 21, 2008.  As of September 30, 2012, $146.4 million remained available for issuance under the 2011 Universal Shelf, before taking into account the issuance of shares in connection with the exercise of outstanding warrants and the CEFF.

Financings under the 2011 Universal Shelf

On March 21, 2012, we completed a public offering of 16,071,429 shares of our common stock at an offering price of $2.80 per share, resulting in gross proceeds of $45.0 million ($42.1 million net proceeds).  We also granted the underwriters a 30-day option to purchase up to an additional 2,410,714 shares of common stock at an offering price of $2.80, which expired unexercised.  In connection with this offering, we (and our directors and executive officers) also agreed not to issue or sell (with certain limited exceptions) our securities, including under our ATM Program and CEFF, for a period of 90 days ending June 14, 2012.

At-the-Market Program (ATM Program)

On March 12, 2012, we completed an offering under our ATM Program of 350,374 shares of our common stock for an aggregate purchase price of approximately $1.6 million, resulting in net proceeds to us of approximately $1.5 million, after deducting commissions due to Lazard.  See also, in our 2011 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – ATM Program.”

We understand that under the U.S. securities regulations, analysts affiliated with brokers and dealers are not permitted to initiate coverage of an issuer’s securities while a securities offering is underway.  Also under the securities laws, ATM Programs are deemed to be continuous securities offerings at all times, including when no sales are taking place.  As a result, an analyst affiliated with Lazard would be prohibited from initiating coverage of our stock so long as we maintain an ATM Program with Lazard.  Therefore, in connection with initiation of coverage of our stock by an analyst affiliated with Lazard, we agreed with Lazard to terminate the ATM Program effective August 6, 2012.  This decision was based on a number of factors, including, among others, that we did not intend the ATM Program to be the primary source of the capital that we will need to execute our business plan, and that we believe that coverage of our stock by well-regarded stock analysts may enhance our market exposure and may improve the trading support that our stock receives in the future.  We may determine in the future to initiate another ATM Program.  There can be no assurance, however, that we will initiate an ATM Program or that other sources of capital will be available on favorable terms when needed, if at all, or that trading in our stock will be affected in any way by such analyst coverage.

Committed Equity Financing Facility (CEFF)

In June 2010, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), under which, for a period of up to three years, Kingsbridge is obligated to purchase, subject to certain conditions, newly issued shares of our common stock.  Our ability to access the CEFF is subject to certain covenants and conditions, including stock price and volume limitations.  The shares issuable under the CEFF are registered under the 2011 Universal Shelf.  See, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility (CEFF)” in our 2011 Form 10-K for a detailed description of our CEFF, including the covenants and conditions that we must meet to use the CEFF.

As of September 30, 2012, there were approximately 1.1 million shares potentially available for issuance (up to a maximum of $32.3 million) under the CEFF.  Based on the closing market price of our common stock on November 2, 2012 ($2.31) and assuming that all available shares are issued, the potential availability under our CEFF is approximately $2.3 million.

We have not utilized the CEFF in 2012.

Debt

Historically, we have funded, and expect to continue to fund, our business operations through various sources, including debt arrangements such as credit facilities and equipment financing facilities.

Equipment Financing Facilities

Machinery and Equipment Loan Fund

As of September 30, 2012, approximately $0.2 million was outstanding ($68,000 classified as current liabilities and $167,000 as long-term liabilities) under a Loan Agreement and Security Agreement with the Commonwealth of Pennsylvania, Department of Community and Economic Development (Department), pursuant to which the Department made a $0.5 million loan to us in September 2008 from the Machinery and Equipment Loan Fund (MELF Loan).  The principal amount of the MELF Loan is payable over seven years, and interest on the principal amount accrues at a fixed rate of five percent (5.0%) per annum.

In addition to customary terms and conditions, the MELF Loan requires us to meet certain job retention and job creation goals in Pennsylvania within a three-year period (Jobs Covenant).  If we fail to comply with the Jobs Covenant, the Department, in its discretion, may change the interest rate on the Promissory Note to a fixed rate equal to two percentage points above the current prime rate for the remainder of the term.  Due to our efforts to conserve resources while we focused on securing U.S marketing authorization for SURFAXIN, we did not comply with the Jobs Covenant within the three-year period on September 30, 2011.  In response to a request that we filed with the Department for a waiver, the Department granted an extension through August 31, 2012 to come into compliance with the Jobs Covenant and waived any potential interest adjustment until that date.  As of August 31, 2012, we had not complied with the Jobs Covenant and have requested another waiver from the Department.  If the Department determines to deny our request for a waiver and changes the interest rate under the MELF Loan to two percentage points above the current prime rate for the remainder of the term, the impact on our operations is not expected to be material.

See also, in our 2011 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Equipment Financing Facilities.”

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

Changes in internal controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our 2011 Form 10-K as supplemented by the risks and uncertainties discussed below.  If any of the risks and uncertainties set forth below or in our 2011 Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties set forth below and described in our 2011 Form 10-K are not the only ones that may materialize.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Our near-term prospects are highly dependent on the success of SURFAXIN® and AFECTAIR®.  To the extent we fail to successfully commercialize SURFAXIN and AFECTAIR, or if our efforts to commercialize SURFAXIN and AFECTAIR are significantly delayed, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

In March 2012, the FDA approved SURFAXIN (lucinactant) for the prevention of RDS in premature infants at high risk for RDS.  In February 2012, we successfully registered our AFECTAIR device in the United States.  The initial AFECTAIR device has been developed for use with infants receiving ventilatory support in the Neonatal Intensive Care Unit (NICU) and Pediatric Intensive Care Unit (PICU).  We believe that SURFAXIN and AFECTAIR product sales may constitute all or most of our total revenue over the next several years.

In connection with a routine review of results and processes related to the analytical testing and quality control of SURFAXIN, we recently determined that one of our analytical chemistry methods used to assess its drug product’s conformance to specifications requires improvement and that an update to product specifications will be necessary.  We have notified the FDA and have initiated a plan to improve and validate the analytical method.  We are preparing to submit to the FDA a request to update the related product specifications.  If successful, we now expect that the availability of SURFAXIN drug product will be delayed from late 2012 until early in the second quarter of 2013.

We currently believe that we will successfully execute the commercial introduction of SURFAXIN within our anticipated timeframe.  However, our efforts are subject to a variety of risks and uncertainties that could cause actual results to be materially different.  Activities to improve and validate an analytical method can be time-consuming and the results can be unpredictable.  We may be delayed in our efforts to complete the work necessary to finalize our submission to the FDA, or we may identify unforeseen problems that would require additional time to address.  If we are successful in preparing our submission to the FDA as planned, the FDA may not accept our argument.  Moreover, although the guidelines set forth in the Prescription Drug User Fee Act (PDUFA) indicate that the FDA will endeavor to respond within four months after the date of our submission, the FDA may not respond within that timeframe, or may require additional information that would require additional time and extend the FDA’s review.  Ultimately, the FDA may deny our request to consider updated product specifications.  In addition, the FDA may determine to initiate a facility inspection to review our manufacturing, quality control and assurance activities and verify the thoroughness of our investigation into the issues identified in our review of the analytical method.  Any failure to satisfy any issues raised by the FDA, in our submission or in connection with a facilities inspection, could significantly delay, or preclude outright, our gaining FDA confirmation of the updated product specifications, or, ultimately, could result in an action by the FDA to restrict our ability to commercialize some or all of our products, which could potentially delay or prevent the commercial availability of SURFAXIN drug product.

In addition, if we successfully make our products commercially available, the commercial success of SURFAXIN and AFECTAIR and our ability to generate and increase revenues will depend on a number of factors, including the following:

•	the number of hospitals and critical care centers that agree to place SURFAXIN drug product on their formulary lists and the length of time required to achieve broad formulary acceptance;
•	the number of hospitals and critical care centers that agree to include AFECTAIR devices on their approved materials list and the degree of use of AFECTAIR devices for critical care patients;
•
the effectiveness of our marketing, sales and medical affairs organizations and their ability to (a) accurately describe SURFAXIN consistent with its approved labeling, (b) educate and provide critical care providers and hospitals with medical and scientific education and information concerning our products, and (c) educate critical care providers and hospitals regarding the potential utility of AFECTAIR devices;

•	our ability to gain access to the entire market with our commercial organizations and, if we so determine, through any third-party distributor arrangements;
•
the safety and efficacy of SURFAXIN, our ability to provide hospitals acceptable evidence of the safety and efficacy of SURFAXIN, and the perceived advantages of SURFAXIN and AFECTAIR over alternative treatment methods;

•
the budget impact of adding our products and devices to relevant formulary and medical device hospital lists and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs and other competitive products;

•	the claims, limitations, warnings and other information that appear in the package insert and labeling of SURFAXIN drug product;
•	the willingness of third-party payers, including government payers, to provide coverage and reimbursements to patients, physicians and other providers who wish to prescribe and use our products;
•	our ability to secure and maintain regulatory marketing approvals from the United States and foreign regulatory authorities;
•	the number of infants who are diagnosed with respiratory distress syndrome (RDS) and the number treated with SURFAXIN;
•	the degree of acceptance of AFECTAIR devices as the standard of care for delivery of inhaled therapies for patients requiring ventilatory support;
•	our ability to finalize development of AFECTAIR devices for use with children and adults, and for various types of aerosol generating devices;
•	the growth of commercial sales; and
•
our ability to meet commercial demand for SURFAXIN and AFECTAIR, including through maintenance of commercial supplies of our active drug substances and other excipients, and manufacturing capabilities, by ourselves and through third-party manufacturers; and commercial inventory supplies of our medical device products.

Our efforts to achieve formulary acceptance of SURFAXIN and adoption of AFECTAIR, and to educate the medical community and third-party payers regarding the benefits of SURFAXIN and AFECTAIR will require significant resources and we may not be successful in achieving our objectives.  SURFAXIN is approved for marketing only in the United States.  While we plan to register AFECTAIR in markets outside the United States, beginning with the European Union in 2013, we cannot predict the extent to which AFECTAIR will be utilized in the rest of the world.  We cannot predict whether physicians, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize SURFAXIN, AFECTAIR and our other products and devices, if approved.  If we are not successful in our efforts to gain broad acceptance of SURFAXIN and AFECTAIR in our target hospitals, the revenues we generate from sales will be limited and our business may not be profitable.

The commercial success of our product candidates, including SURFAXIN® and AFECTAIR®, will depend upon the degree of market acceptance by physicians, patients, healthcare payers and others in the medical community.

Even if we are successful in achieving our goals for formulary acceptance of SURFAXIN and adoption of AFECTAIR devices, if we do not achieve broad market acceptance of our products by physicians, patients, healthcare payers and others in the medical community, we may not generate sufficient revenues to support continued commercialization of these and our other products, if approved for commercial sale.  The degree of market acceptance of SURFAXIN and AFECTAIR and our product candidates, if approved, will depend on a number of factors, including:

•	the safety and efficacy of our products as perceived by the medical community, regulatory agencies and insurers and other payers, on both a short and long-term basis;
•	the potential advantages over alternative treatments;
•	the relative convenience and ease of administration;
•	the prevalence and severity of any adverse events, including any unexpected adverse events of which we become aware;
•	the willingness of physicians to utilize our products;
•	the degree to which the market believes that we are able to manufacture our products and produce supply sufficient to meet market demand;
•	the rate of preterm births;
•	the availability of different size drug vials and medical devices to meet the specific needs of healthcare practitioners;
•
the pharmacoeconomic benefits (which are determined by comparing, among other things, the cost and effects of a product when compared to different treatment options) and cost-effectiveness of our products;

•	the willingness of the target hospitals to accept and employ the WARMING CRADLE® dry block heater;
•	the effectiveness of our marketing strategy and distribution support; and
•	the sufficiency of coverage or reimbursement by third parties.

We may fail in the development and commercialization of our products.

Although we have regulatory clearance to market SURFAXIN and AFECTAIR, they are not currently available for sale and we have no other products approved for marketing.  We are implementing a plan intended to result in the commercial introduction of SURFAXIN early in the second quarter 2013 and AFECTAIR in late 2012.  See, “– Our near-term prospects are highly dependent on the success of SURFAXIN and AFECTAIR.  To the extent we fail to successfully commercialize SURFAXIN and AFECTAIR, or if our efforts to commercialize SURFAXIN and AFECTAIR are significantly delayed, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.” We are also conducting further development activities to introduce a second vial size of SURFAXIN, AFECTAIR devices for use with children and adults and a second AFECTAIR device.  We are also conducting research and development on our other product candidates.  As a result, we have not begun to market or generate revenues from the commercialization of any of our products.

We may experience a delay in, or be unable to achieve, the commercial introduction of SURFAXIN and AFECTAIR in the United States and other markets as planned, or we may not succeed with our development efforts to manufacture a second vial size of SURFAXIN or the additional AFECTAIR devices.  We may not successfully develop and market our other KL4 surfactant and aerosol delivery pipeline products.  Our long-term viability will be impaired if we experience a significant delay or fail to successfully commercialize our approved products or obtain regulatory approval for, and successfully market, our product candidates.  Even if we successfully develop and gain regulatory approval for our products, we still may not generate sufficient or sustainable revenues or we may not become profitable, which could have a material adverse effect on our ability to continue our marketing and distribution efforts, research and development programs and operations.

Generally, before we can attempt to sell products in a hospital, drug products must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s pharmacy and therapeutics (P&T) committee.  A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including the review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff.  The frequency of P&T committee meetings at hospitals varies considerably, and P&T committees often require additional information to aid in their decision-making process.  Therefore, we may experience substantial delays in obtaining formulary approvals.  In addition, our AFECTAIR devices must be approved for use by hospitals’ materials management.  There can be no assurance that we will successfully gain the required hospital approvals for our products.  Additionally, hospitals may be concerned that the cost of acquiring our products for use in their institutions will adversely impact their overall budgets, which could cause resistance to efforts to add our drugs to the formulary and products to the materials list, or to implement restrictions on the usage of our drugs and products in order to control costs.  We cannot guarantee that we will be successful in obtaining the approvals we need from enough hospitals quickly enough to optimize hospital sales of SURFAXIN, AFECTAIR or our other products, if approved.

In order to facilitate proper preparation and administration of SURFAXIN, we plan to make available to hospitals a WARMING CRADLE dry block-warming device that is designed to warm drug vials at the same temperature and for the time period that is designated in the SURFAXIN prescribing information.  We will need to arrange with each hospital to include WARMING CRADLE warming devices on the hospital’s list of approved laboratory equipment.  There can be no assurance that we will be successful in gaining such approvals.

We may commit substantial efforts, funds and other resources to developing commercially successful products.  A high rate of failure, or costly delay, is inherent in the development of new medical products.  Currently, we are in the process of developing a second vial size for SURFAXIN as well as additional designs of AFECTAIR devices.  There can be no assurance that our efforts to develop these products will be successful or that these products will be commercially viable.  Failure can occur at any point in the development process, including after significant funds have been invested.

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

As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and collaboration arrangements.  In order for these efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours.  Technologies to which we gain access may prove ineffective or unsafe.  Ownership of these technologies may be disputed.  The agreements that grant us access to such technologies may expire and may not be renewable or could be terminated if our partners or we do not meet our respective obligations.  In addition, our partners may provide certain services for us, such as product development support or distribution services.  These agreements may be subject to differing interpretations and we and our partners may not agree on the appropriate interpretation or specific requirements.  Among other things, our partners may prove difficult to work with, less effective than we originally expected or unable to satisfy their financial and other commitments to us.  Failure of our partners to perform as needed could place us at a competitive disadvantage.

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

We currently have limited expertise in marketing or selling pharmaceutical products and limited marketing capabilities, which may restrict our success in commercializing our product candidates.  We have developed our own commercial and medical affairs organizations to launch our drug products in the United States.  While we believe that this strategy greatly improves our ability to introduce our products in the United States, it may also increase the cost to commercialize our products.  We also plan to use our marketing, sales and medical affairs organizations to executive the commercial introduction of our AFECTAIR device for infants.  We plan to seek third-party distribution arrangements and marketing alliances to support the commercialization of AFECTAIR® in markets outside the United States, which could require us to give up rights to our drug product candidates.

We have limited experience in marketing or selling pharmaceutical products.  We plan primarily to rely on our own, newly-hired, in-house, specialty respiratory critical care commercial and medical affairs organizations to market and support SURFAXIN, and, if approved, SURFAXIN LS™ and AEROSURF®, in the United States.  We expect that our commercial organization will also support the commercial introduction of AFECTAIR.  Commercializing our drug product candidates in the United States on our own will likely cause our commercialization costs to increase, but will potentially avoid the transfer of rights to our products or drug product candidates.  Developing commercial and medical affairs capabilities is potentially a difficult, expensive and time-consuming process and requires a substantial capital investment.  Recruiting, training and retaining qualified personnel will be critical to our success.  Competition for such personnel can be intense, and we may be unable to attract and retain a sufficient number of qualified individuals to successfully support the launch and continued distribution of our products.  We also may be unable to provide competitive incentives to retain our sales force.  If we are unable to successfully attract, motivate and retain our commercial and medical affairs organizations to support the introduction and sale of our products, we will have difficulty selling, maintaining and increasing the sales of our products, which could have a material adverse effect on our business.

We also plan to rely on our own commercial and medical affairs organizations to introduce our AFECTAIR device for infants in the United States.  We believe that this AFECTAIR device will be of interest to many of the same hospitals, neonatologists and neonatal intensive care units that purchase SURFAXIN.  We plan to review and re-assess this strategy at the time that we introduce additional AFECTAIR devices in the future.

Even with our own commercial and medical affairs organizations to support the launch of SURFAXIN and the AFECTAIR device for infants in the United States, we may also need to enter into co-marketing arrangements with third parties where our own personnel are neither well situated nor numerous enough to achieve maximum penetration in the market.  In addition, we may seek strategic alliances and/or collaboration arrangements to support the potential commercial introduction of SURFAXIN in countries where regulatory marketing authorization is facilitated by the information contained in the SURFAXIN new drug application (NDA) approved by the FDA.  We also plan to rely on third-party distributors to distribute, or enter into marketing alliances to sell, our AFECTAIR devices in international markets.  We may not be successful in entering into any co-marketing arrangements, and the terms of any co-marketing arrangements may not be favorable to us.  In addition, if we enter into co-marketing arrangements or market and sell additional products directly, we may need to further expand our commercial staff and incur additional expense.

We may not be successful in identifying third-party marketing arrangements, collaborations, distributorships or marketing alliances or finalizing such arrangements on terms and conditions that are favorable to us and, as a result, we may not be able to commercialize our products on a timely basis.  If we are not successful in finalizing such arrangements, we may not have sufficient funds to successfully commercialize SURFAXIN and AFECTAIR or any other potential product, in the United States or elsewhere.  If we enter into marketing alliances and distribution arrangements to commercialize our products, such arrangements will subject us to a number of risks, including:

●	our distributors or collaborators may require that we transfer to them important rights to our products and/or product candidates;

●	we may not be able to control the amount and timing of resources that our distributors or collaborators devote to the commercialization of our products;

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

If we fail to maintain our commercial and medical affairs capabilities or fail to enter into arrangements with third parties in a timely manner or if such third parties fail to perform, it could adversely affect sales of our products.  In addition, even if we establish or secure such capabilities, our third-party distributors and we must also market our products in compliance with federal, state and local laws relating to the restrictions on incentives and inducements.  Violation of these laws can result in substantial penalties.  If we are unable to successfully motivate our sales force, or if our distributors fail to promote our products, we will have difficulty maintaining and increasing the sales of our products.

We may have difficulty managing our growth.

We have experienced significant growth in the scope of our operations as we prepare for the anticipated launch of our products in the United States, and thereafter, through strategic partnerships or distributorships, in the European Union and in various markets outside the United States.  As this potential growth occurs, it has and will continue to place additional significant demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls.  We also are engaged in discussions with potential strategic partners, which, if successful, will require additional management resources and controls to implement and potentially add a layer of complexity to our operations.  We plan at various stages of development to distribute our products in the United States, the European Union and various other markets outside the United States, through potential strategic alliances and collaboration arrangements.  This expansion could further increase the challenges involved in implementing appropriate operational and financial systems, expanding manufacturing and production capacity, expanding our marketing and sales infrastructure and capabilities, and providing adequate training and supervision to maintain high quality standards.  We believe that the significant challenges associated with our potential growth will include our ability to recruit, train and integrate skilled marketing, sales, medical affairs, supply chain, administrative and management personnel; to establish strategic partnerships and collaboration arrangements to support our development and commercialization activities, and to provide for manufacturing, including analytical testing and distribution capabilities, for our products, and clinical capabilities for our products under development.  Our inability to grow our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

Marketing authorization to promote, manufacture and/or sell AFECTAIR® will be limited and subject to continuing review.

We have successfully registered our initial AFECTAIR device in the United States.  We expect to register this device in the European Union in 2013.  These registrations do not include substantial claims with respect to potential use or efficacy.  Even if regulatory clearance of this product is granted in the European Union, or if regulatory clearance of any subsequent AFECTAIR device is granted, such clearance will be subject to limitations on the uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.  The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained.  If the FDA were to determine that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could direct us to cease or modify our training or promotional materials or subject us to serious regulatory enforcement actions.  It is also possible that other federal, state or foreign enforcement authorities could take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.  Due to these legal constraints, our marketing and sales efforts will have to focus on the general technical attributes and benefits of AFECTAIR and any FDA-cleared indications for use.  We have conducted a series of studies, and plan to conduct further studies, evaluating the utility of AFECTAIR in delivering specific inhaled therapies, but there can be no assurance that our efforts will be successful, or even if successful, that we will be able to expand our label to include the additional indications.

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

As we proceed with our plans to commercialize SURFAXIN and AFECTAIR in markets both inside and outside the United States, we will continually evaluate our commercial strategy and will modify our plans as necessary to achieve our objectives.  The activities associated with introduction of a new product are complex, involve many persons and entities, including third parties that we may not be able to control, and require the coordination of a number of elements, any one of which could involve unforeseen events or circumstances that require adjustment or the development of alternative strategies.  If we encounter such events or circumstances, we will change our strategy and plans if we believe that such a change will be in our best interest.  For example, if we experience any significant delay in our efforts to commercialize our products, we may adjust our approach to take into account any potential impact such a delay may have on our ability to fund our activities, or, if we were to determine that an alternative approach or structure would allow us to maintain control of our products or improve the profitability of our products in one or more markets, we will consider adopting such other approaches.  Similarly, if a potential partner were to make observations or recommendations concerning the focus, sequence or approach of any or all of our research and development programs, we may consider taking such observations or recommendations into account in our planning process and activities.  There can be no assurance, whether or not we alter our strategy or plans for any reason, that we will be successful, or that our product launches will be effectively executed on time, if at all, in all markets that we may identify.

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

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future.  With respect to our research and development activities, to respond to changing circumstances, we may, from time to time, refocus our product development efforts on different products or may pace, delay or halt the development of various products.  As a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities.  This could require changes in our facilities and personnel and restructuring various financial arrangements.  There can be no assurances that any product development or other changes that we implement will be successful or that, after implementation of any such changes, that we will not refocus our efforts on new or different objectives.

Our activities are subject to various and complex laws and regulations, and we are susceptible to a changing regulatory environment.  Any failure to comply could adversely affect our business, financial condition and results of operations.

Our products and our operations are regulated by numerous government agencies, both inside and outside the United States.  Our drug product candidates and medical devices must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities.  Our facilities and those of our third-party providers must be approved and licensed prior to production and remain subject to inspection at any time thereafter.  Failure to comply with the requirements of the FDA or other regulatory authorities, including a failed inspection or a failure in our post-marketing reporting, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of our products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses.  Any of these actions could damage our reputation and have a material adverse effect on our sales.  In addition, requirements of the FDA and other regulatory authorities may change and implementing any additional compliance requirements may increase our costs, or force us or our third-party providers to suspend production, which could result in a shortage of our approved product or delays in the commercial introduction of our new product candidates, if approved.

With the commercial launch of SURFAXIN and AFECTAIR, we will be required to comply with not only the requirements of the FDA and international regulators, but will also become subject to various federal, state and international laws regulating the sales, marketing, and distribution of healthcare-related products.  These laws govern such activities as our relationships with healthcare providers, the promotion of our products, and pricing of prescription drug products and medical devices.  The sales and marketing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increasing scrutiny by federal, state and foreign government agencies.  The FDA and other federal regulators have increased their enforcement activities with respect to the Anti-Kickback Statute, False Claims Act, off-label promotion of products, and other healthcare related laws, antitrust and other competition laws.  The Department of Justice (DOJ) also has increased its focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies.  Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers.

Of particular importance, federal and state anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. These laws can be complicated, are subject to frequent change and may be violated unknowingly.  In addition, the absence of guidance for some of these laws and the very few court decisions addressing industry practices increase the likelihood that our practices could be challenged under anti-kickback or similar laws.  False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to the government (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.  In addition, a number of states require that companies implement compliance programs or comply with industry ethics codes, adopt spending limits, and report to state governments any gifts, compensation, and other remuneration provided to physicians.  Many pharmaceutical, device, and other health care companies have been investigated and prosecuted for alleged violations of these laws.  Sanctions under these laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs (including Medicare and Medicaid), criminal fines, and imprisonment.  Companies that have chosen to settle these alleged violations have typically paid multi-million dollar fines to the government and agreed to abide by corporate integrity agreements, which often include significant and costly burdens.  Under the federal False Claims Act and related state laws, private individuals may bring similar actions.  In addition, an increasing number of state laws require manufacturers to report to the state certain pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws.  Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the state authorities.

We are refining our comprehensive compliance program, including policies, training and various forms of monitoring, designed to address the sales-and-marketing-related risks set forth above.  However, no compliance program can mitigate risk in its entirety.  Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have a material adverse effect on our business, financial condition and results of operations.

The regulatory approval process for our products is expensive and time-consuming and the outcome is uncertain.  We may not obtain required regulatory approvals to commercialize our products.

To test, make and sell our products under development, we must receive regulatory approvals for each product.  The FDA and foreign regulators, such as the European Medicines Agency (EMA), extensively and rigorously regulate the testing, manufacture, distribution, advertising, pricing and marketing of drug products.  This approval process includes (i) preclinical studies and clinical trials of each drug product candidate and active pharmaceutical ingredient to establish its safety and effectiveness, and (ii) confirmation by the FDA and foreign regulators that we maintain good laboratory and manufacturing practices during testing and manufacturing.  Even if favorable data are generated by clinical trials, the FDA or foreign regulator may not accept or approve an NDA or Market Authorization Application (MAA) filed for a drug product on a timely basis or at all.  See, “Item 1 – Business – Government Regulation” in our 2011 Form 10-K.

To gain approval for AEROSURF and SURFAXIN LS, we expect to conduct a clinical program and are working to be in a position to initiate a Phase 2 clinical trial for AEROSURF and a Phase 3 clinical trial for SURFAXIN LS in late 2013.  We believe that our success in gaining approval for SURFAXIN in the United States may facilitate our efforts to gain regulatory approval for AEROSURF and SURFAXIN LS in the United States, the European Union and other markets around the world.  However, there can be no assurance that issues requiring protracted and time-consuming preclinical studies will not arise or that our clinical programs will be concluded successfully.  There can be no assurance that we will be successful in gaining regulatory approval for AEROSURF or SURFAXIN LS, if at all, within our expected time frame.

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

We completed our Phase 3 clinical trials for SURFAXIN for the prevention of RDS in premature infants and have conducted certain Phase 2 trials for other drug product candidates for other indications.  If we successfully advance our KL4 surfactant development programs for AEROSURF and SURFAXIN LS for RDS through the initial preclinical phase of development, we plan to conduct Phase 2 clinical trials for AEROSURF and Phase 3 clinical trials for SURFAXIN LS, potentially beginning in late 2013.  However, before we will initiate a clinical program, we will have to secure adequate capital to support that activity.  Such clinical trials generally take two to five years or more to complete and may be delayed by a number of factors.  We may not reach agreement with the FDA or a foreign regulator on the design of any one or more of the clinical studies necessary for approval, or we may be unable to reach agreement on a single trial design that would permit us to conduct a single clinical program.  Conditions imposed by the FDA and foreign regulators on our clinical trials could significantly increase the time required for completion of such clinical trials and the costs of conducting the clinical trials.  Like many biotechnology companies, even after obtaining promising results in earlier trials or in preliminary findings for such clinical trials, we may suffer significant setbacks in late-stage clinical trials.  Data obtained from clinical trials are susceptible to varying interpretations that may delay, limit or prevent regulatory approval.  In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials.  The timing and completion of current and planned clinical trials of our product candidates depend on many factors, including the rate at which patients are enrolled.  Delays in patient enrollment in clinical trials may occur, which would be likely to result in increased costs, program delays, or both.

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

The manufacture of pharmaceutical products requires significant expertise and compliance with strictly enforced federal, state and foreign regulations.  We, our contract manufacturers or our materials and drug substances suppliers may experience manufacturing or quality control and assurance problems that could result in a failure to maintain compliance with the FDA’s current good manufacturing practices (cGMP) and Quality requirements, or those of foreign regulators, which is necessary to continue manufacturing of our drug products, materials or drug substances.  Other problems that may be encountered include:

●	the need to make necessary modifications to qualify and validate a facility;
●	difficulties with production and yields, including manufacturing and completing all required release testing on a timely basis to meet demand;
●	availability of raw materials and supplies;
●	quality control and assurance problems related to, among other things, the release and stability testing of our drug product, or materials and drug substances;
●	casualty damage to a facility; and
●	shortages of qualified personnel.

Such a failure could result in product production and shipment delays or an inability to obtain materials or drug substance supplies.

We are currently implementing a plan to upgrade and validate one of our analytical chemistry methods used to assess drug product conformance to specifications of SURFAXIN drug product and to update related product specifications.  As a result of this effort, the commercial introduction of SURFAXIN has been delayed until early in the second quarter 2013.  Manufacturing or quality control problems have occurred in the past and may again occur at our manufacturing and quality facilities or at the facilities of a contract manufacturer of our drug substances and materials suppliers.  Such problems may in the particular circumstance require potentially complex, time-consuming and costly comprehensive investigations to determine the root causes of such problems and may require detailed and time-consuming remediation efforts, which can further delay a return to normal manufacturing and production activities.  Any failure by our own manufacturing operations or by the manufacturing operations of any of our suppliers to comply with cGMP requirements or other FDA or similar foreign regulatory requirements could adversely affect our ability to manufacture our drug products, which could have a material adverse effect on our ability to commercialize SURFAXIN and potentially adversely affect our clinical research activities.

We currently do not have a back-up facility.  Any interruption of our manufacturing operations at Totowa, NJ, could result in a shortage of our commercial drug supply of SURFAXIN and could affect our commercial supply and potentially our preclinical and clinical development activities.  A number of factors could cause interruptions, including:

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

We rely on suppliers for our active drug substances, materials and excipients, and third parties for certain manufacturing-related services to manufacture drug product that meets appropriate content, quality and stability standards for use in preclinical programs and clinical trials and, for our approved products, commercial sales.  Our ability to manufacture depends upon receiving adequate supplies and related services, which may be difficult or uneconomical to procure.  Supply chain or manufacturing interruptions could negatively impact our operations and financial performance. The supply of any of our manufacturing materials may be interrupted because of supply shortages, poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors, which could involve a lengthy process, and result in lost sales and increased expenses.

In some cases, we are dependent upon a single supplier to provide all of our requirements for one or more of our drug substances, materials and excipients or one or more of our drug product device subcomponents, components and subassemblies.  To assure compliance with cGMP requirements, we have entered into Quality Agreements with all of our suppliers of active drug substances and related materials.  However, we have a requirements contract relating to continued access to active drug substances with only one provider of our drug substances.  If we do not maintain manufacturing and service relationships that are important to us and are not able to identify a replacement supplier or vendor or develop our own manufacturing capabilities, our ability to obtain regulatory approval for our products could be impaired or delayed and our costs could substantially increase.  Even if we are able to find replacement manufacturers, suppliers and vendors when needed, we may not be able to enter into agreements with them on terms and conditions favorable to us or there could be a substantial delay before such manufacturer, vendor or supplier, or a related new facility is properly qualified and registered with the FDA or other foreign regulatory authorities.  The process of changing a supplier could have an adverse impact on future growth opportunities during the transition period if supplies of drug substances, materials or excipients on hand are insufficient to satisfy demand.  Such delays could have a material adverse effect on our development activities and our business.

A catastrophic event at our Warrington, Pennsylvania or Totowa, New Jersey facilities or any of the facilities used by our third party-manufacturers would prevent us from producing many of our drug products candidates and/or medical devices.

Our facilities consist of our headquarters in Warrington, Pennsylvania and our manufacturing facility in Totowa, New Jersey.  We maintain our analytical testing and device development laboratories in Warrington, Pennsylvania.  Our facility in New Jersey is specifically designed for the aseptic manufacture and filling of sterile pharmaceuticals in compliance with cGMP and is our only drug manufacturing facility.   While we manufacture our SURFAXIN liquid instillate at our facilities in Totowa, NJ, we depend upon third-party manufacturers to manufacture our WARMING CRADLE dry block heater, our lyophilized KL4 surfactant, our AFECTAIR devices and our CAG.  All of these products are or will be manufactured at a single facility.  If a catastrophic event occurred at any our facilities or the facilities of any of our third-party manufacturers, such as a fire, flood or tornado, many of those products could not be produced until the manufacturing portion of such facility was restored and cleared by the FDA. With respect to our Totowa, New Jersey facility, we maintain a disaster plan to minimize the effects of such a catastrophe, and we have obtained insurance to protect against certain business interruption losses.  However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

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

We continue to implement our plan to hire additional qualified personnel to support (i) the commercialization of SURFAXIN and AFECTAIR, and (ii) the advancement of our AEROSURF and SURFAXIN LS development programs.  In particular, we have established our field-based sales and marketing and medical affairs organizations, and expect to hire for our  regulatory affairs, quality control and assurance and administrative functions.  We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions.  Competition for such individuals is significant and attracting and retaining qualified personnel will be critical to our success, and any failure to do so successfully may have a material adverse effect on us.

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

Effective May 4, 2012, we entered into employment agreements with six executive officers, including the Chief Executive Officer; the President and Chief Financial Officer; the Senior Vice President and Chief Operating Officer; the Senior Vice President, General Counsel and Corporate Secretary; the Senior Vice President, Human Resources; and the Senior Vice President, Research and Development.  In addition, effective on the same date, we entered into retention agreements with five other officers.  The loss of services from any of our executives could significantly adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.  Further, we do not maintain key man life insurance.

As we prepare for the commercialization of our approved products, we need to attract and retain highly-qualified personnel to join our management, commercial, medical affairs and development teams, although there can be no assurances that we will be successful in that endeavor.  We may be unable to attract and retain necessary executive talent.  Moreover, the equity incentives, including options and restricted stock, that we have issued are, for the most part, significantly devalued or out of the money and less likely to be exercisable in the future.

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

Our industry is highly competitive and subject to rapid technological innovation and evolving industry standards.  We compete with numerous existing companies intensely in many ways.   We need to successfully introduce new products to achieve our strategic business objectives.  The development and acquisition of innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness involve significant technical and business risks.  The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economic and timely manner, and differentiate our products from those of our competitors.  If we cannot successfully introduce new products, adapt to changing technologies or anticipate changes in our current and potential customers’ requirements, our products may become obsolete and our business could suffer.

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

During the nine months ended September 30, 2012, we issued 32,500 unregistered shares of common stock to a consultant as compensation for management consulting services rendered during 2012.  The shares were issued in reliance upon the exemption from securities registration provided by Section 4(2) of the Act.

ITEM 5.	OTHER INFORMATION

Subsequent to our third fiscal quarter ended September 30, 2012, on November 13, 2012, the Board of Directors adopted resolutions expanding the size of the Board from five to six directors and appointing John R. Leone to serve as a director of the Company effective November 13, 2012.  Mr. Leone has since 2007 served as a partner of Paul Capital Healthcare, a leading private equity firm that manages one of the largest dedicated healthcare funds globally.  From 2004 to 2006, Mr. Leone served as President and Chief Executive Officer at Cambrex Corporation, a publicly-traded life sciences company that provided innovative solutions for the development and commercialization of pharmaceutical products. Prior to that, Mr. Leone served as Senior Vice President and Chief Operating Officer of U.S. Commercial Operations for Aventis Pharmaceuticals.  Mr. Leone is also a member of the Board of Directors of ViroPharma Incorporated.  He received his Bachelor of Science degree in Engineering from the U.S. Military Academy at West Point and his Masters in Business Administration from the University of Colorado.

In connection with his appointment to the Board, we granted Mr. Leone a non-qualified stock option for the purchase of 30,000 shares of our common stock at an exercise price per share equal to the fair market value of the closing price of our common stock on November 13, 2012.  Assuming continued service on our Board, such options will vest equally over a three year period so that the options shall be exercisable in full on the third anniversary of the date of grant.

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

Discovery Laboratories, Inc.
(Registrant)

Date: November 14, 2012	By:	/s/ W. Thomas Amick
W. Thomas Amick, Chairman of the Board and
Chief Executive Officer

Date: November 14, 2012	By:	/s/ John G. Cooper
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

101.1
The following consolidated financial statements from the Discovery Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30. 2012 and September 30, 2011, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and September 30, 2011, and (v) Notes to consolidated financial statements.

101.INS	Instance Document	Filed herewith.

Exhibit No.	Description	Method of Filing

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+           Confidential treatment requested as to certain portions of this exhibit.  Such portions have been redacted and filed separately with the Commission.

*           A management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.