Form 10-Q
period 2013-06-30
DISCOVERY LABORATORIES INC /DE/
filed 2013-08-08
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2013, 54,788,094 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

 PART I - FINANCIAL INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.  Forward-looking statements also include our financial, clinical, manufacturing and distribution plans and our expectations and timing related to commercialization of SURFAXIN®, the AFECTAIR® device for infants and our products under development, if approved; our research and development programs, including planning for development activities, anticipated timing of clinical trials and potential development milestones; plans for the manufacture of drug products, active pharmaceutical ingredients (APIs) and materials and medical devices; and plans regarding potential strategic alliances and other collaborative arrangements to develop, manufacture and market our products.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Examples of the risks and uncertainties include, but are not limited to:

•
The risks that the United States (U.S.) Food and Drug Administration (FDA) may not review our recent response to its correspondence addressing our earlier submission concerning our improved analytical chemistry method and updated SURFAXIN drug product specifications within four months of our June 7, 2013 submission date, as anticipated, or may not agree with our submission, which could prevent our proceeding with the commercial introduction of SURFAXIN as planned, if ever; and that, if the delay in commercial availability of SURFAXIN extends beyond December 31, 2013, we may be unable to access $20 million under the Deerfield Facility, which could have a material adverse effect on our ability to fund our operations;

•	the risks that the delay in anticipated commercial availability of SURFAXIN until the fourth quarter of 2013 could adversely impact our plans and our ability to meet our objectives, and that any further delay could have a material adverse effect on our business, operations and financial condition;

•	the risk that, even if the FDA agrees with our recent response to its correspondence concerning our improved analytical chemistry method and updated SURFAXIN drug product specifications, and we are able to proceed with the commercial introduction of SURFAXIN in the fourth quarter of 2013 and thereby secure an additional $20 million under the Deerfield Facility, we nevertheless will require, but may be unable to secure, significant additional capital to continue our operations, fund our debt service and support our research and development activities, including our planned clinical programs, until such time, if ever, that our revenues from all sources are sufficient to offset our cash outflows. To the extent that we raise such capital through additional financings, such additional financings could result in equity dilution. Moreover, we have pledged substantially all of our assets to secure our obligations under the Deerfield Facility, which could make it more difficult for us to secure additional capital to satisfy our obligations and require us to dedicate cash flow to payments for debt service, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other investments;

ii

•	the risk that, although we plan to continue to slow the pace of certain investments that we otherwise would make during this period, our plan to maintain our commercial and medical affairs capabilities and continue to invest in the AEROSURF® development program will limit our ability to significantly reduce our cash outflows;

•	the risk that, if we fail to successfully commercialize SURFAXIN and AFECTAIR as planned, or if SURFAXIN and AFECTAIR do not gain market acceptance for any reason and we do not achieve revenues consistent with our expectations, our revenues would be limited, and we may be unable to secure additional capital when needed, whether from strategic alliances or other sources, to continue our commercial and medical affairs activities, as well as our research and development programs and our operations would be impaired, which ultimately could have a material adverse effect on our business, financial condition and results of operations;

•	the risk that we may be unable to enter into strategic alliances and/or collaboration agreements that would assist and support us in markets outside the U.S. with the development of our KL4 surfactant pipeline products, beginning with AEROSURF (our combination drug-device product based on our aerosolized KL4 surfactant and our CAG technology that we are developing to address RDS in premature infants), and including the development of our lyophilized KL4 surfactant, and, if approved, commercialization of AEROSURF in markets outside the U.S.; and support the commercialization of SURFAXIN in countries where regulatory approval is facilitated by the information contained in the SURFAXIN new drug application (NDA) approved by the FDA; and potentially support the development and, if approved, commercialization, of SURFAXIN LS™, our lyophilized dosage form of SURFAXIN;

•	risks relating to the ability of our sales and marketing organization to effectively market SURFAXIN and AFECTAIR in the U.S., and our other product candidates, if approved, in a timely manner, if at all; and that we may not succeed in developing a sufficient market awareness of our products or that our product candidates may not gain market acceptance by physicians, patients, healthcare payers and others in the medical community;

•	risks relating to our contract manufacturer organizations’ (CMOs) ability to manufacture our KL4 surfactant, which must be processed in an aseptic environment and tested using sophisticated and extensive analytical methodologies and quality control release and stability tests, for both commercial and research and development activities;

•	the risk that we, our CMOs or any of our third-party suppliers, many of which are single-source providers, may encounter problems or delays in manufacturing our KL4 surfactant drug products and the APIs used in the manufacture of our drug product, AFECTAIR aerosol-conducting airway connectors, CAG devices and other materials on a timely basis or in an amount sufficient to support the commercial introduction of SURFAXIN and the AFECTAIR device for infants, as well as our research and development activities for our other product candidates;

•	risks relating to the transfer of our manufacturing technology to CMOs and assemblers; and

•	other risks and uncertainties as detailed in “Risk Factors” in our most recent Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 15, 2013, and any amendments thereto, and in the documents incorporated by reference in this report.

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

Trademark Notice
AEROSURF®, AFECTAIR®, DISCOVERYLABS®, INSPIRED INNOVATION®, SURFAXIN®, and WARMING CRADLE® are registered trademarks of Discovery Laboratories, Inc. (Warrington, PA)

iii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,253	$26,892
Inventory	36	195
Prepaid expenses and other current assets	618	719
Total Current Assets	31,907	27,806
Property and equipment, net	1,493	1,737
Restricted cash	400	400
Other Assets	107	–
Total Assets	$33,907	$29,943
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,919	$1,166
Accrued expenses	4,739	4,159
Common stock warrant liability	3,619	6,305
Equipment loans and capitalized leases, current portion	71	69
Total Current Liabilities	10,348	11,699

Long-term debt, net of discount of $3,799 at June 30, 2013 and $0 at December 31, 2012	6,201	–
Equipment loans and capitalized leases, non-current portion	109	148
Other liabilities	433	443
Total Liabilities	17,091	12,290
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2013, 100,000,000 shares authorized at December 31, 2012; 54,808,986 and 43,673,636 shares issued, 54,788,094 and 43,652,744 shares outstanding at June 30, 2013 and December 31, 2012, respectively	55	44
Additional paid-in capital	475,813	455,398
Accumulated deficit	(455,998)	(434,735)
Treasury stock (at cost); 20,892 shares	(3,054)	(3,054)
Total Stockholders’ Equity	16,816	17,653
Total Liabilities & Stockholders’ Equity	$33,907	$29,943

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Grant revenue	$182	$–	$254	$–
Expenses:
Research and development	6,863	5,206	15,335	9,739
Selling, general and administrative	4,129	3,610	8,349	5,657
Total expenses	10,992	8,816	23,684	15,396
Operating loss	(10,810)	(8,816)	(23,430)	(15,396)

Change in fair value of common stock warrant liability	2,525	1,680	2,686	(1,754)
Interest expense	(343)	(4)	(520)	(8)
Interest and other income, net	1	2	1	4
Net loss	$(8,627)	$(7,138)	$(21,263)	$(17,154)

Net loss per common share –
Basic	$(0.18)	$(0.16)	$(0.46)	$(0.49)
Diluted	$(0.22)	$(0.16)	$(0.50)	$(0.49)

Weighted average number of common shares outstanding
Basic	49,135	43,369	46,411	35,325
Diluted	49,866	43,369	47,773	35,325

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(21,263)	$(17,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	576
Stock-based compensation and 401(k) match	1,489	1,109
Fair value adjustment of common stock warrants	(2,686)	1,754
Amortization of discount on long-term debt	177	–
Changes in:
Inventory	159	(105)
Prepaid expenses and other current assets	101	9
Accounts payable	753	224
Accrued expenses	580	(380)
Other assets	(107)	–
Other liabilities	(10)	(3)
Net cash used in operating activities	(20,443)	(13,970)
Cash flows from investing activities:
Purchase of property and equipment	(120)	(518)
Net cash used in investing activities	(120)	(518)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	15,110	43,605
Proceeds from issuance of long-term debt, net of expenses	9,850	–
Proceeds from exercise of common stock warrants and options	1	6,741
Repayment of equipment loans and capital lease obligations	(37)	(39)
Net cash provided by financing activities	24,924	50,307
Net increase in cash and cash equivalents	4,361	35,819
Cash and cash equivalents – beginning of period	26,892	10,189
Cash and cash equivalents – end of period	$31,253	$46,008
Supplementary disclosure of cash flows information:
Interest paid	$336	$7

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Organization and Business

Discovery Laboratories, Inc. (referred to as “we,” “us,” or the “Company”) is a specialty biotechnology company focused on creating life-saving products for critical care patients with respiratory disease and improving the standard of care in pulmonary medicine.  Our proprietary drug technology produces a synthetic, peptide-containing surfactant (KL4 surfactant) that is structurally similar to pulmonary surfactant, a substance produced naturally in the lung and essential for normal respiratory function and survival.  We are developing our KL4 surfactant in liquid, lyophilized and aerosolized dosage forms.  We are also developing novel drug delivery technologies potentially to enable the efficient delivery of our aerosolized KL4 surfactant, and potentially other aerosolized drugs and inhaled therapies.  We believe that our proprietary technologies make it possible, for the first time, to develop a significant pipeline of products to address a variety of respiratory diseases for which there frequently are few or no approved therapies.

Our near-term focus is to develop our KL4 surfactant and drug delivery technologies to improve the management of respiratory distress syndrome (RDS) in premature infants.  RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants, and the most prevalent respiratory disease in the neonatal intensive care unit (NICU).  RDS can result in long-term respiratory problems, developmental delay and death.  Mortality and morbidity rates associated with RDS have not meaningfully improved over the last decade.  We believe that the RDS market is presently underserved, and that our RDS programs have the potential to greatly improve the management of RDS and, over time, to become a new standard of care for premature infants with RDS.

The United States (U.S.) Food and Drug Administration (FDA) granted us regulatory approval  for SURFAXIN® (lucinactant) for the prevention of RDS in premature infants at high risk for RDS in March 2012.  SURFAXIN is the first synthetic, peptide-containing surfactant approved for use in neonatal medicine and provides healthcare practitioners with an alternative to the animal-derived surfactants that today are the standard of care to manage RDS in premature infants.  In the third quarter of 2012, our plans for the commercial introduction of SURFAXIN were delayed when, during a routine review of our processes related to analytical testing and quality control of SURFAXIN drug product, we determined that one analytical chemistry method used to assess SURFAXIN drug product required improvement and that an update to SURFAXIN product specifications was needed.  We communicated with the FDA, improved and revalidated the analytical chemistry method, and submitted updated product specifications to the FDA.  In April 2013, the FDA requested information and provided recommendations intended to clarify certain aspects of our revalidated analytical chemistry method and updated product specifications.  On June 7, 2013, we submitted our response to the FDA.  We expect that the FDA may take up to four months to review and respond to our submission.  If we are successful and the FDA agrees with our submission within the anticipated time, we expect to proceed with the commercial introduction of SURFAXIN in the fourth quarter of 2013.  There can be no assurance, however, that the FDA will respond within the anticipated time or agree with our proposed updated product specifications.  Any extended delay in the commercial availability of SURFAXIN could have a material adverse effect on our ability to fund our operations and our development programs.

AEROSURF® is a combination drug-device product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG).  We are developing AEROSURF to address RDS in premature infants.  Premature infants with RDS currently are treated with surfactants that can only be administered by endotracheal intubation supported with mechanical ventilation, both invasive procedures that frequently result in serious respiratory conditions and complications.  Neonatologists generally attempt to provide respiratory support to neonates using less invasive means, such as nasal continuous positive airway pressure (nCPAP), and consequently will not treat infants who could benefit from surfactant therapy unless they determine that the potential benefits of surfactant therapy outweigh the risks associated with endotracheal intubation and mechanical ventilation.  AEROSURF potentially will provide practitioners with the ability to deliver surfactant therapy to premature infants supported with nCPAP.  For this reason, we believe that AEROSURF, if approved, potentially may enable the treatment of a significantly greater number of premature infants with RDS who could benefit from surfactant therapy but are currently not treated.

We are developing a lyophilized (freeze-dried) dosage form of our KL4 surfactant that is stored as a powder and resuspended to liquid form prior to use with the objective of improving ease of use for healthcare practitioners, as well as potentially prolonging shelf life and eliminating the need for cold-chain storage.  We are continuing to develop the manufacturing process for our lyophilized KL4 surfactant with a contract manufacturing organization (CMO) that has expertise in lyophilized products, and we expect that it will manufacture lyophilized KL4 surfactant for use in our preclinical and clinical development activities, including potentially in our planned AEROSURF phase 2 clinical program, which is expected to initiate in the fourth quarter 2013.  We are also assessing a potential development plan intended to gain regulatory approval for SURFAXIN LS™, a lyophilized dosage form of SURFAXIN, in the U.S. and potentially in other markets.

Our objectives for 2013 include initiating the commercial introduction of SURFAXIN and advancing the AEROSURF development program to Phase 2 clinical trials.  If we are able to accomplish these goals, we believe we will be able to apply the knowledge and experience gained to develop a pipeline of innovative products based on our technologies intended to address other critical care respiratory conditions in the NICU, PICU and intensive care units (ICUs).

AFECTAIR® aerosol-conducting airway connector is our novel disposable device intended to simplify the delivery of our aerosolized KL4 surfactant, and other aerosolized medications and inhaled therapies, to infants in neonatal or pediatric intensive care units (NICUs and PICUs, respectively) who require ventilatory support by introducing the aerosolized medication directly at the patient interface and minimizing the number of connections in the ventilator circuit.  In February 2012, we registered our AFECTAIR device in the U.S. as a Class I, exempt medical device.  We currently are conducting a national user experience program in select institutions across the United States.

We have established our own specialty commercial and medical affairs organizations to focus on neonatal/pediatric respiratory critical care in hospitals across the U.S.  These organizations primarily will be responsible for the commercial introduction of SURFAXIN and the AFECTAIR device for infants.  In the future, these teams will be able to leverage the experience and relationships gained from the introduction of SURFAXIN to support the potential introductions of our own future pipeline products, beginning with, if approved, AEROSURF and potentially SURFAXIN LS, as well as other potential products that could have benefit in the NICU/PICU.

An important priority for us is to secure strategic and financial resources to support our operations and advance our KL4 surfactant and aerosol device development programs and the commercial introduction of our approved RDS products.  See, Note 2 – “Liquidity Risks and Management’s Plans.”  For our development programs, while we currently intend to retain all rights and commercialize our approved products in the U.S., we are focused on identifying potential strategic alliances to assist us in markets outside the U.S.  We seek strategic partners that have broad experience in the designated markets, including regulatory and product development expertise as well as an ability to commercialize our products.  In addition to development and commercial support, such alliances typically also would provide us with financial resources to support our activities, potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses.  In 2013, we are focused on securing a significant strategic alliance predominantly focused on the European Union (EU).  To date, the primary focus of our discussions has been on AEROSURF.  In the future, we may also seek strategic alliances and/or collaboration arrangements to support the potential commercial introduction of SURFAXIN and, if approved, SURFAXIN LS, in countries where regulatory approval is facilitated by the information contained in our SURFAXIN new drug application (NDA) approved by the FDA.

There can be no assurance that we will be successful in securing the necessary capital, or concluding any strategic alliance, collaboration arrangement or other similar transaction.  See, Note 2 – Liquidity Risks and Management’s Plans.

Note 2 – Liquidity Risks and Management’s Plans

We have incurred substantial losses since inception, due to investments in research and development, manufacturing and potential commercialization activities, and we expect to continue to incur substantial losses over the next several years.  Historically, we have funded our business operations through various sources, including public and private securities offerings, debt facilities, strategic alliances, the use of Committed Equity Financing Facilities (CEFFs) and at-the-market equity programs, and capital equipment financings.

As of June 30, 2013, we had cash and cash equivalents of $31.3 million, approximately $6.7 million of accounts payable and accrued expenses, and $10 million of long-term debt under the Deerfield Facility, which also provides for an additional advance of $20 million to  be paid upon the first commercial sale of SURFAXIN drug product, provided that such sale occurs on or before December 31, 2013.  See, Note 6 – “Long-Term Debt – Loan Facility with Deerfield.”  Since the commercial availability of SURFAXIN drug product has been delayed until potentially the fourth quarter of 2013, the second Deerfield advance also has been delayed.  To manage our resources during this delay, we reviewed and assessed our planned activities.  We decided to maintain investments in our commercial and medical affairs capabilities and in our AEROSURF development program, in particular, the activities needed to initiate our planned AEROSURF phase 2 clinical program in the fourth quarter of 2013.  To conserve cash resources, we implemented a plan to pace certain other investments in our operations and commercial and development programs through the fourth quarter of 2013. Before any financings, including under our ATM Program (see, Note 4 - “Stockholders’ Equity - At-the-Market Program (ATM Program)”) and before the expected $20 million advance under the Deerfield Facility, we anticipate that we have sufficient cash available to support our operations and debt service obligations into the first quarter of 2014.

Even if we succeed and SURFAXIN drug product and the AFECTAIR device are introduced commercially as planned and we secure the Deerfield additional $20 million advance, to execute our business strategy and fund our operations over the long term, we will require significant additional infusions of capital until such time as the net revenues from SURFAXIN, AFECTAIR and, if approved, AEROSURF, from potential strategic alliances and from other sources are sufficient to offset our cash flow requirements.  Such infusions of capital could come from potential strategic alliances and collaboration arrangements, debt financings, public offerings and other similar transactions.  Since the $20 million advance under the Deerfield Facility is payable only if the first commercial sale of SURFAXIN drug product occurs on or before December 31, 2013, our access to funds under the Deerfield Facility could expire if we fail to complete the first commercial sale of SURFAXIN drug product in 2013.  Given the time required to secure formulary acceptance of SURFAXIN at our target hospitals and acceptance of our new device, we expect our revenues from SURFAXIN and AFECTAIR to be modest in the first 12-18 months and then increase over time as our products gain hospital acceptance.  As a result, our cash outflows for operations, debt service and development programs are expected to outpace the rate at which we may generate revenues for several years.

The accompanying interim unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As a result of our year-end cash position, the audit opinion we received from our independent auditors for the year ended December 31, 2012 contains a notation related to our ability to continue as a going concern.  Whether we can continue as a going concern is dependent upon our ability to raise additional capital, fund our commercial activities and development programs, and meet our obligations on a timely basis.  If we are unable to secure sufficient additional capital, through potential strategic partnerships and collaborative arrangements, debt and/ or equity financings and other similar transactions, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In that event, we may be forced to further limit our commercial activities and development programs and consider other means of creating value for our stockholders, such as licensing the development and/or commercialization of products that we consider valuable and might otherwise plan to develop ourselves.  If we are unable to secure the necessary capital, we may be forced to curtail all activities and, ultimately, cease operations.  Even if we are able to secure additional capital, such transactions may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our June 30, 2013 financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

To secure the necessary capital, we would prefer to enter into strategic alliances or collaboration agreements with partners that could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses) and introduce our approved products in various markets outside the U.S.  We also expect that we may receive $20 million additional capital under our Deerfield Facility.  Through our ATM Program, we have the ability to sell up to $25 million of common stock at such times and in such amounts that we deem appropriate.  However, we may not gain access to the funds available under the Deerfield Facility and the ATM Program can be cancelled at any time by either party.  We also plan to consider other public and private equity offerings as well as financing transactions, such as secured equipment financing facilities or other similar transactions.

Our future capital requirements depend upon many factors, primarily the success of our efforts to (i) execute the commercial introduction of SURFAXIN and AFECTAIR in the U.S., as planned; (ii) advance the AEROSURF development program to initiation of the planned phase 2 clinical program in the fourth quarter of 2013; and (iii) secure one or more strategic alliances or other collaboration arrangements to support the development and, if approved, the commercial introduction of SURFAXIN, AEROSURF, AFECTAIR and  SURFAXIN LS, in markets outside the U.S.  We believe that our ability to enter into a significant strategic alliance will likely improve if we remain on track to initiate both the commercial sale of SURFAXIN and our AEROSURF phase 2 clinical program in the fourth quarter of 2013.  There can be no assurance, however, that our efforts will be successful, or that we will be able to obtain additional capital to support our activities when needed on acceptable terms, if at all.

As of June 30, 2013, 150 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 76.3 million shares of common stock were available for issuance and not otherwise reserved.

On May 15, 2013, we completed a public offering of 9.5 million shares of common stock, at a price of $1.50 per share resulting in net proceeds to us (after underwriter fees and anticipated expenses) of approximately $13.2 million.  We also granted the underwriter a 30-day option to purchase up to an additional 1.425 million shares of common stock at an offering price of $1.50 per share. On May 31, 2013, the underwriter exercised its option and purchased 1.347 million additional shares of common stock for net proceeds to us (after underwriter fees) of $1.9 million.

As of June 30, 2013, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock at various prices, exercisable on different dates through 2019.  Of these warrants, approximately 2.3 million warrants were issued to Deerfield (Deerfield Warrants) in connection with the first advance under the Deerfield Facility.  The Deerfield Warrants may be exercised for cash or on a cashless basis.  In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield loan in an amount sufficient to satisfy the exercise price of the warrants. In addition, 4.9 million are February 2011 five-year warrants, which contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  These warrants were issued at an exercise price of $3.20 per share, which was thereafter adjusted downward, first to $2.80 per share following the public offering in March 2012 and then to $1.50 per share following the public offering in May 2013.  Although we believe that, in the future, we will secure additional capital from the exercise of at least a portion of our outstanding warrants, there can be no assurance that the market price of our common stock will equal or exceed price levels that make exercise of outstanding warrants likely, or, even if the price levels are sufficient, that holders of our warrants will choose to exercise any or all of their warrants prior to the warrant expiration date.  Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information in accordance with the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  There have been no changes to our critical accounting policies since December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (SEC) on March 15, 2013 (2012 Form 10-K).  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.  We assess the potential capitalization of inventory and the timing of when the related costs are expected to be recoverable through the commercialization of our products.  Costs incurred prior to FDA approval of SURFAXIN drug product and registration of our initial AFECTAIR device have been recorded in our statement of operations as research and development expense.  Due to the delay in commercial availability of SURFAXIN drug product, previously capitalized raw material costs of $195,072 were charged to research & development expense in the first quarter of 2013, as these raw materials are no longer expected to be used for commercial production.  SURFAXIN raw material purchases will be charged to research & development expense until the FDA confirms our updated product specifications and we are able to proceed with the commercial introduction of SURFAXIN, anticipated in the fourth quarter of 2013.  Inventory costs for our AFECTAIR device consist primarily of third-party manufacturing fees, freight, and indirect personnel overhead costs.  As of June 30, 2013, inventories consisted of $36,200 of AFECTAIR devices available for commercial sale.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

In accordance with Accounting Standards Codification (ASC) Topic 260, “Earnings per Share”, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding.  We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three and six months ended June 30, 2013, the effect of the adjustments for warrants issued in February 2011 were dilutive.  For the three and six months ended June 30, 2012, the effect of the adjustments for all warrants classified as derivative liabilities were non-dilutive.

The table below provides information pertaining to the calculation of diluted net loss per common share for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator:
Net loss as reported	$(8,627)	$(7,138)	$(21,263)	$(17,154)
Less: income from change in fair value of warrant liability	(2,494)	–	(2,584)	–
Numerator for diluted net loss per common share	$(11,121)	$(7,138)	$(23,847)	$(17,154)

Denominator:
Basic weighted average common shares outstanding	49,135	43,369	46,411	35,325
Dilutive common shares from assumed warrant exercises	731	–	1,362	–
Diluted weighted average common shares outstanding	49,866	43,369	47,773	35,325

As of June 30, 2013 and 2012, 10.8 million and 11.8 million shares of common stock potentially issuable upon the exercise of certain stock options and warrants were excluded from the computation of diluted net loss per common share because their impact would have been anti-dilutive.

Recent accounting pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2013 that are expected to have a material impact on the Company’s financial position, operating results, cash flows or disclosures.

Note 4 – Stockholders’ Equity

Registered Public Offerings

On May 15, 2013, we completed a registered public offering of 9.5 million shares of our common stock, at a price of $1.50 per share resulting in gross proceeds of $14.3 million ($13.2 million net).  We also granted the underwriter a 30-day option to purchase up to an additional 1.425 million shares of common stock at an offering price of $1.50 per share. On May 31, 2013, the underwriter exercised its option and purchased 1.347 million additional shares of common stock for net proceeds to us (after underwriter fees) of $1.9 million.  In connection with this offering, we agreed not to issue or sell (with certain limited exceptions) securities for a period of 90 days after the date of the prospectus supplement ending August 8, 2013.  Regarding our ATM Program, we agreed not to issue or sell securities for a period of 60 days after the date of the prospectus supplement ending on July 9, 2013.

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

Committed Equity Financing Facility (CEFF)

We had a CEFF dated June 11, 2010 with Kingsbridge Capital Limited (Kingsbridge), under which, for a period of up to three years, Kingsbridge was committed to purchase, subject to certain conditions, newly issued shares of our common stock.  We were not obligated to issue any shares under the CEFF.  Our ability to access the CEFF was subject to certain covenants and conditions, including stock price and volume limitations.  See also, Note 10 – Stockholders’ Equity – Registered Public Offerings – Committed Equity Financing Facility (CEFF), to the consolidated financial statements in our in our 2012 Form 10-K, for a detailed description of our CEFF.

The CEFF expired on June 11, 2013 with approximately 1.1 million available shares not issued.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value	Fair value measurement using
	June 30, 2013	Level 1	Level 2	Level 3

Assets:
Money Market	$25,877	$25,877	$–	$–
Certificate of Deposit	400	400	–	–
Total Assets	$26,277	$26,277	$–	$–

Liabilities:
Common stock warrant liability	$3,619	$–	$–	$3,619

	Fair Value	Fair value measurement using
	December 31, 2012	Level 1	Level 2	Level 3

Assets:
Money Market	$23,377	$23,377	$–	$–
Certificate of Deposit	400	400	–	–
Total Assets	$23,777	$23,777	$–	$–

Liabilities:
Common stock warrant liability	$6,305	$–	$–	$6,305

The tables below summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended June 30, 2013 and 2012:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2012	$6,305
Change in fair value of common stock warrant liability	(2,686)
Balance at June 30, 2013	$3,619

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2011	$6,996
Exercise of warrants	(136)
Change in fair value of common stock warrant liability	1,754
Balance at June 30, 2012	$8,614

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

Significant Unobservable Input Assumptions of Level 3 Valuations	June 30, 2013	December 31, 2012

Historical Volatility	61% - 74%	56% -80%
Expected Term (in years)	0.9 – 2.6	1.4 – 3.2
Risk-free interest rate	0.14% - 0.55%	0.16% - 0.36%

Fair Value of Long-Term Debt

As of June 30, 2013, the carrying value of our long-term debt, net of discounts, approximates fair value.  We had no long-term debt as of December 31, 2012.  We estimate the fair value of the Deerfield Facility using a discounted cash flow analysis.  This analysis utilizes certain Level 3 unobservable inputs, including the effective interest rate and current cost of capital.  Considerable judgment is required to interpret market data and to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts we could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

Note 6 – Long-term Debt

Loan Facility with Deerfield

On February 13, 2013, we entered into the Deerfield Facility with Deerfield for up to $30 million in secured financing in 2013.  Deerfield advanced to us $10 million upon execution of the agreement and agreed to advance an additional $20 million, subject to certain conditions, on or about the date of the first commercial sale of SURFAXIN drug product (Milestone Date), provided that the Milestone Date occurs on or before December 31, 2013.  The loan may be prepaid in whole or in part without penalty at any time.  In addition, the principal amount of the loan may be reduced to the extent that holders of the notes elect to apply all or a portion of the principal amount outstanding under the loan to satisfy the exercise price of all or a portion of the Deerfield Warrants upon exercise.

The principal amount of the loan is payable in equal annual installments on the fourth, fifth and sixth anniversaries of the Deerfield Facility agreement, provided that the amount payable on the fourth anniversary shall be deferred for one year if either (i) our “Net Sales” (defined below) for the immediately preceding 12-month period are at least $20 million, or (ii) our “Equity Value” (defined below) is at least $200 million; and provided further, that the amount payable on the fifth anniversary (together with any amount deferred on the fourth anniversary) shall be deferred until the sixth anniversary if either (x) our “Net Sales” for the immediately preceding 12 month period are at least $30 million, or (ii) our “Equity Value” is at least $250 million.  For the purposes of the foregoing deferrals of principal, “Net Sales” means, without duplication, the gross amount invoiced by us or on our behalf, any of our subsidiaries or any direct or indirect assignee or licensee for products, sold globally in bona fide, arm’s length transactions, less customary deductions determined without duplication in accordance with generally accepted accounting principles; and “Equity Value” means, with respect to each measurement date, the product of (x) the number of issued and outstanding shares of our common stock on such measurement date multiplied by (y) the per share closing price of our common stock on such measurement date.  Accordingly, if the milestones are achieved in each year, payment of the principal amount could be deferred until the sixth anniversary date of the loan on February 13, 2019.

Any amounts received under the Deerfield Facility will accrue interest at a rate of 8.75%, payable quarterly in cash.  The Deerfield Facility agreement contains customary terms and conditions but does not require us to meet minimum financial and revenue performance covenants.  In connection with each advance, Deerfield has received and may receive a transaction fee equal to 1.5% of any amount disbursed.  The facility agreement also contains various representations and warranties and affirmative and negative covenants customary for financings of this type, including restrictions on our ability to incur additional indebtedness and grant additional liens on our assets.  In addition, all amounts outstanding under the Deerfield Facility may become immediately due and payable upon (i) an “Event of Default,” as defined in the Deerfield Facility agreement, in which case Deerfield would have the right to require us to repay the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the occurrence of certain events as defined in the facility agreement, including, among other things, the consummation of a change of control transaction or the sale of more than 50% of our assets (a Major Transaction).

In connection with the execution of the Deerfield Facility and receipt of the initial disbursement of $10 million, we issued the Deerfield Warrants to purchase approximately 2.3 million shares of our common stock at an exercise price of $2.81.  If the Milestone Date, as defined in the facility agreement, occurs, upon disbursement of the additional $20 million loan under the facility agreement, we will issue warrants to purchase an additional 4.66 million shares of our common stock at an exercise price of $2.81 per share of common stock (together with the Deerfield Warrants, the “Warrants”).  There can be no assurance that the Milestone Date will occur.  The number of shares of common stock into which a Warrant is exercisable and the exercise price of any Warrant will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock.

Each Warrant will expire on the sixth anniversary of the facility agreement and contains certain limitations that generally prevent the holder from acquiring shares upon exercise of a Warrant that would result in the number of shares beneficially owned by it to exceed 9.985% of the total number of shares of common stock then issued and outstanding.  The holder of a Warrant may exercise all or a portion of the Warrant either for cash or on a cashless basis.  In connection with a Major Transaction, as defined in the Warrants, to the extent of consideration payable to stockholders in cash in connection with such Major Transaction, the holder may have the option to redeem the Warrant or that portion of the Warrant for cash in an amount equal to the Black-Scholes value (as defined in the Warrant) of the Warrant or that portion of the Warrant redeemed.  In addition, in connection with a Major Transaction, to the extent of any consideration payable to stockholders in securities, or in the event of an Event of Default, the holder may have the option to exercise the Warrant and receive therefor that number of shares of Common Stock that equals the Black-Scholes value of the Warrant or that portion of the Warrant exercised.  Prior to the holder exercising the Warrant for shares in such transactions, the Company may elect to terminate the Warrant or that portion of the Warrant and pay the holder cash in an amount equal to the Black-Scholes value of the Warrant.

We have recorded the loan as long-term debt at its face value of $10.0 million less debt discounts and issuance costs consisting of (i) $3.8 million fair value of the Deerfield Warrants issued upon the advance of the $10 million initial disbursement, and (ii) a $150,000 transaction fee.  The discount is being accreted to the $10 million loan over its term using the effective interest method.  The Deerfield Warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815) and have been classified as equity.

The fair value of the Deerfield Warrants at issuance was calculated using the Black-Scholes option-pricing model.  The significant Level 3 unobservable inputs used in valuing the Deerfield Warrants are the historical volatility of our common stock market price, expected term of the warrants, and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the measurement date.  Any significant increases or decreases in the unobservable inputs, with the exception of the risk-free interest rate, would have resulted in a significantly higher or lower fair value measurement.

Significant Unobservable Input Assumptions of Level 3 Valuations

Historical Volatility	101%
Expected Term (in years)	6.0
Risk-free interest rate	1.175%

Long-term debt as of June 30, 2013 consists solely of amounts due under the Deerfield Facility as follows:

Note Payable	$10,000
Unamortized discount	(3,799)
Long-term debt, net of discount	$6,201

The following amounts comprise the Deerfield Facility interest expense for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cash interest expense	$218	$–	$331	$–
Non-cash amortization of debt discounts	118	–	177	–
Amortization of debt costs	5	–	8	–
Total Deerfield Facility interest expenses	$341	$–	$516	$–

Cash interest expense represents interest of 8.75% on the outstanding principal amount for the period, paid on a quarterly basis.  Non-cash amortization of debt discount represents the amortization of transaction fees and the fair value of the warrants issued in connection with the Deerfield Facility.  The amortization of debt costs represents legal costs incurred in connection with the Deerfield Facility.

Note 7 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

The registered warrants that we issued in May 2009 and February 2010 have been classified as derivative liabilities and reported, at each balance sheet date, at estimated fair value determined using the Black-Scholes option-pricing model.  The February 2011 five-year warrants have been classified as derivative liabilities and reported, at each balance sheet date, at estimated fair value determined using a trinomial pricing model.  See, Note 8 in our 2012 Form 10-K for a discussion of common stock warrant liability.

Selected terms and estimated fair value of warrants accounted for as derivative liabilities at June 30, 2013 are as follows:

				Fair Value of Warrants
			Warrant	(in thousands)
Issuance Date	Number of Warrant Shares	Exercise Price	Expiration Date	Issuance Date	June 30, 2013

5/13/2009	466,667	$17.25	5/13/2014	$3,360	$–
2/23/2010	916,669	12.75	2/23/2015	5,701	3
2/22/2011	4,948,750	1.50	2/22/2016	8,004	3,616

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses weighted-average assumptions noted in the following table:

	2013	2012

Weighted-average expected volatility	110%	110%
Weighted-average expected term	4.7 years	4.8 years
Weighted-average risk-free interest rate	0.74%	0.79%
Expected dividends	–	–

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research & Development	$200	$118	$341	$238
Selling, General & Administrative	407	288	622	566
Total	$607	$406	$963	$804

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties.  You should review the “Forward-Looking Statements” section, and the risk factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2012 that we filed with the Securities and Exchange Commission (SEC) on March 15, 2013 (2012 Form 10-K ) and our other filings with the Securities and Exchange Commission (SEC), and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

Discovery Laboratories, Inc. (referred to as “we,” “us,” or the “Company”) is a specialty biotechnology company focused on creating life-saving products for critical care patients with respiratory disease and improving the standard of care in pulmonary medicine.  Our proprietary drug technology produces a synthetic, peptide-containing surfactant (KL4 surfactant) that is structurally similar to pulmonary surfactant, a substance produced naturally in the lung and essential for normal respiratory function and survival.  We are developing our KL4 surfactant in liquid, lyophilized and aerosolized dosage forms.  We are also developing novel drug delivery technologies potentially to enable the efficient delivery of our aerosolized KL4 surfactant, and potentially other aerosolized drugs and inhaled therapies.  We believe that our proprietary technologies make it possible, for the first time, to develop a significant pipeline of products to address a variety of respiratory diseases for which there frequently are few or no approved therapies.

Our near-term focus is to develop our KL4 surfactant and drug delivery technologies to improve the management of respiratory distress syndrome (RDS) in premature infants.  RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants, and the most prevalent respiratory disease in the neonatal intensive care unit (NICU).  RDS can result in long-term respiratory problems, developmental delay and death.  Mortality and morbidity rates associated with RDS have not meaningfully improved over the last decade.  We believe that the RDS market is presently underserved, and that our RDS programs have the potential to greatly improve the management of RDS and, over time, to become a new standard of care for premature infants with RDS.

The United States (U.S.) Food and Drug Administration (FDA) granted us regulatory approval  for SURFAXIN® (lucinactant) for the prevention of RDS in premature infants at high risk for RDS in March 2012.  SURFAXIN is the first synthetic, peptide-containing surfactant approved for use in neonatal medicine and provides healthcare practitioners with an alternative to the animal-derived surfactants that today are the standard of care to manage RDS in premature infants.  In the third quarter of 2012, our plans for the commercial introduction of SURFAXIN were delayed when, during a routine review of our processes related to analytical testing and quality control of SURFAXIN drug product, we determined that one analytical chemistry method used to assess SURFAXIN drug product required improvement and that an update to SURFAXIN product specifications was needed.  We communicated with the FDA, improved and revalidated the analytical chemistry method, and submitted updated product specifications to the FDA.  In April 2013, the FDA requested information and provided recommendations intended to clarify certain aspects of our revalidated analytical chemistry method and updated product specifications.  On June 7, 2013, we submitted our response to the FDA.  We expect that the FDA may take up to four months to review and respond to our submission.  If we are successful and the FDA agrees with our submission within the anticipated time, we expect to proceed with the commercial introduction of SURFAXIN in the fourth quarter of 2013.  There can be no assurance, however, that the FDA will respond within the anticipated time or agree with our proposed updated product specifications.  Any extended delay in the commercial availability of SURFAXIN could have a material adverse effect on our ability to fund our operations and our development programs.

AEROSURF® is a combination drug-device product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG).  We are developing AEROSURF to address RDS in premature infants.  Premature infants with RDS currently are treated with surfactants that can only be administered by endotracheal intubation supported with mechanical ventilation, both invasive procedures that frequently result in serious respiratory conditions and complications.  Neonatologists generally attempt to provide respiratory support to neonates using less invasive means, such as nasal continuous positive airway pressure (nCPAP), and consequently will not treat infants who could benefit from surfactant therapy unless they determine that the potential benefits of surfactant therapy outweigh the risks associated with endotracheal intubation and mechanical ventilation.  AEROSURF potentially will provide practitioners with the ability to deliver surfactant therapy to premature infants supported with nCPAP.  For this reason, we believe that AEROSURF, if approved, potentially may enable the treatment of a significantly greater number of premature infants with RDS who could benefit from surfactant therapy but are currently not treated.

We are developing a lyophilized (freeze-dried) dosage form of our KL4 surfactant that is stored as a powder and resuspended to liquid form prior to use with the objective of improving ease of use for healthcare practitioners, as well as potentially prolonging shelf life and eliminating the need for cold-chain storage.  We are continuing to develop the manufacturing process for our lyophilized KL4 surfactant with a contract manufacturing organization (CMO) that has expertise in lyophilized products, and we expect that it will manufacture lyophilized KL4 surfactant for use in our preclinical and clinical development activities, including potentially in our planned AEROSURF phase 2 clinical program, which is expected to initiate in the fourth quarter 2013.  We are also assessing a potential development plan intended to gain regulatory approval for SURFAXIN LS™, a lyophilized dosage form of SURFAXIN, in the U.S. and potentially in other markets.

Our objectives for 2013 include initiating the commercial introduction of SURFAXIN and advancing the AEROSURF development program to Phase 2 clinical trials.  If we are able to accomplish these goals, we believe we will be able to apply the knowledge and experience gained to develop a pipeline of innovative products based on our technologies intended to address other critical care respiratory conditions in the NICU, PICU and intensive care units (ICUs).

AFECTAIR® aerosol-conducting airway connector is our novel disposable device intended to simplify the delivery of our aerosolized KL4 surfactant, and other aerosolized medications and inhaled therapies, to infants in neonatal or pediatric intensive care units (NICUs and PICUs, respectively) who require ventilatory support by introducing the aerosolized medication directly at the patient interface and minimizing the number of connections in the ventilator circuit.  In February 2012, we registered our AFECTAIR device in the U.S. as a Class I, exempt medical device.  We currently are conducting a national user experience program in select institutions across the United States.

We have established our own specialty commercial and medical affairs organizations to focus on neonatal/pediatric respiratory critical care in hospitals across the U.S.  These organizations primarily will be responsible for the commercial introduction of SURFAXIN and the AFECTAIR device for infants.  In the future, these teams will be able to leverage the experience and relationships gained from the introduction of SURFAXIN to support the potential introductions of our own future pipeline products, beginning with, if approved, AEROSURF and potentially SURFAXIN LS, as well as other potential products that could have benefit in the NICU/PICU.

An important priority for us is to secure strategic and financial resources to support our operations and advance our KL4 surfactant and aerosol device development programs and the commercial introduction of our approved RDS products.  See, “– Liquidity and Capital Resources.”  For our development programs, while we currently intend to retain all rights and commercialize our approved products in the U.S., we are focused on identifying potential strategic alliances to assist us in markets outside the U.S.  We seek strategic partners that have broad experience in the designated markets, including regulatory and product development expertise as well as an ability to commercialize our products.  In addition to development and commercial support, such alliances typically also would provide us with financial resources to support our activities, potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses.  In 2013, we are focused on securing a significant strategic alliance predominantly focused on the European Union (EU).  To date, the primary focus of our discussions has been on AEROSURF.  In the future, we may also seek strategic alliances and/or collaboration arrangements to support the potential commercial introduction of SURFAXIN and, if approved, SURFAXIN LS, in countries where regulatory approval is facilitated by the information contained in our SURFAXIN new drug application (NDA) approved by the FDA.

There can be no assurance that we will be successful in securing the necessary capital, or concluding any strategic alliance, collaboration arrangement or other similar transaction.  See, “– Liquidity and Capital Resources.”

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

In April 2013, we received a response from the FDA to a submission we made in the fourth quarter of 2012 concerning our improved analytical chemistry method and updated product specifications for SURFAXIN drug product.  The April FDA correspondence included a request for specific information intended to clarify certain aspects of the updated product specifications and the revalidated analytical chemistry method; recommendations regarding how the product specifications should be documented and notated; a specific recommendation for the upper limit of a single product specification, which we can readily accept; a request for two existing and readily available documents related to the improved analytical chemistry method; and a request for supporting data using the improved and revalidated analytical chemistry method that is being generated from recent SURFAXIN batches.  We completed the required work and submitted our response to the FDA on June 7, 2013.  We anticipate that the FDA may take up to four months from the date of submission to review and respond to our response.  If we are successful and the FDA agrees with our submission within the anticipated time, we expect to proceed with the commercial introduction of SURFAXIN in the fourth quarter of 2013.

•	AEROSURF

We remain on track to initiate the first part of our phase 2 clinical program in the fourth quarter of 2013.  We continue to advance our CAG development program, and are working with Battelle Memorial Institute (Battelle) to prepare a clinic-ready device and manufacture a sufficient number of CAG devices for use in our planned AEROSURF phase 2 clinical trials.  We have developed the CAG for use with either our liquid or lyophilized dosage forms of our KL4 surfactant product.  We also are continuing development of our lyophilized KL4 surfactant and are finalizing a Master Services Agreement (MSA) with DSM Pharmaceuticals, Inc. (DSM), the CMO with whom we have been conducting a technology transfer of our lyophilized KL4 surfactant manufacturing process, although there can be no assurance that we will successfully enter into the MSA.  The MSA is intended to support further development activities, including manufacture of our lyophilized KL4 surfactant drug product for use in preclinical and clinical activities, including our AEROSURF phase 2 clinical program.  We are also collaborating with our AEROSURF steering committee, which consists of key thought leaders in neonatology, to finalize the design of our AEROSURF clinical program.

We remain on track to initiate the first part of our phase 2 clinical program in the fourth quarter of 2013.  We continue to advance our CAG development program, and are working with Battelle Memorial Institute (Battelle) to prepare a clinic-ready device and manufacture a sufficient number of CAG devices for use in our planned AEROSURF phase 2 clinical trials.  We have developed the CAG for use with either our liquid or lyophilized dosage forms of our KL4 surfactant product.  We also are continuing development of our lyophilized KL4 surfactant and are finalizing a Master Services Agreement (MSA) with DSM Pharmaceuticals, Inc. (DSM), the CMO with whom we have been conducting a technology transfer of our lyophilized KL4 surfactant manufacturing process, although there can be no assurance that we will successfully enter into the MSA.  The MSA is intended to support further development activities, including manufacture of our lyophilized KL4 surfactant drug product for use in preclinical and clinical activities, including our AEROSURF phase 2 clinical program.  We are also collaborating with our AEROSURF steering committee, which consists of key thought leaders in neonatology, to finalize the design of our AEROSURF clinical program.

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

RESULTS OF OPERATIONS

Net Loss and Operating Loss

The net loss for the three months ended June 30, 2013 and 2012 was $8.6 million (or $0.18 basic net loss per share) and $7.1 million (or $0.16 basic net loss per share), respectively.  Included in the net loss is the change in fair value of certain common stock warrants classified as derivative liabilities, resulting in non-cash income of $2.5 million and $1.7 million for 2013 and 2012, respectively.

The net loss for the six months ended June 30, 2013 and 2012 was $21.3 million (or $0.46 basic net loss per share) and $17.2 million (or $0.49 basic net loss per share), respectively.  Included in the net loss is the change in fair value of certain common stock warrants classified as derivative liabilities, resulting in non-cash income of $2.7 million and non-cash expense of $1.8 million in 2013 and 2012, respectively.

The operating loss for the three months ended June 30, 2013 and 2012 was $10.8 million and $8.8 million, respectively.  The increase in operating loss from 2012 to 2013 is primarily due to (i) a $1.7 million increase in investment in the AEROSURF development program, primarily to prepare the CAG for clinical use in anticipation of our AEROSURF phase 2 clinical trials, and advance the technology transfer of our lyophilized KL4 surfactant manufacturing process to our CMO, (ii) a $1.2 million increase in investment in our own specialty commercial and medical affairs organizations that are specialized in neonatal/pediatric respiratory critical care in NICUs/PICUs across the U.S., and (iii) partially offset by a $1.4 million reduction in costs associated with employee incentive compensation.

The operating loss for the six months ended June 30, 2013 and 2012 was $23.4 million and $15.4 million, respectively.  The increase in operating loss from 2012 to 2013 is primarily due to (i) a $3.8 million increase in investment in our own specialty commercial and medical affairs organizations that are focused on neonatal/pediatric respiratory critical care in NICUs/PICUs across the U.S., (ii) a $3.5 million increase in investment in the AEROSURF development program, primarily to prepare the CAG for clinical use in anticipation of our AEROSURF phase 2 clinical trials, and advance the technology transfer of our lyophilized KL4 surfactant manufacturing process to our CMO, and (iii) a $1.1 million increase in purchases of raw materials to manufacture drug product for SURFAXIN and our AEROSURF development program.

Grant Revenue

For the three and six months ended June 30, 2013, we recognized $0.2 million and $0.3 million, respectively, of grant revenue.  The grant revenue represents funds received and expended under a Small Business Innovation Research (SBIR) Phase I award from National Institute of Health’s (NIH) National Institute of Allergy and Infectious Diseases (NIAID) Center for Medical Counter Measures Against Radiation and Nuclear Threats to assess the ability of KL4 surfactant to mitigate the effects of acute radiation exposure to the lung, including acute pneumonitis and delayed lung injury.  The total amount of the award is $0.6 million and funds received and expended from inception of the award through June 30, 2013 have totaled $0.5 million.  The remainder of the award is expected to be received and expended in 2013.  We did not recognize any grant revenues for the comparable periods in 2012.

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

The table below summarizes research and development expenses for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Product development and manufacturing	$4,998	$3,938	$11,822	$7,041
Medical and regulatory operations	1,459	1,251	2,910	2,074
Direct preclinical and clinical programs	406	17	603	624
Total Research & Development Expenses	$6,863	$5,206	$15,335	$9,739

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.4 million for each of the three months ended June 30, 2013 and 2012, respectively; and $0.7 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i) the cost of our manufacturing operations, both in-house and with our CMO, validation activities and quality assurance and analytical chemistry capabilities to support production of clinical and commercial drug supply for our KL4 surfactant products, in conformance with current good manufacturing practices (cGMP); (ii) design and development activities to prepare and manufacture CAG devices, primarily for use in our planned AEROSURF phase 2 clinical program;  (iii) design and development activities related to our AFECTAIR aerosol-conducting airway connector, and; (iv) pharmaceutical development activities, including development of a lyophilized dosage form of our KL4 surfactant.  These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses for the three months ended June 30, 2013 increased $1.1 million as compared to the same period in 2012, primarily due to (i) costs of design, development and manufacturing  activities related to preparing our CAG for use in our planned AEROSURF phase 2 clinical trials, which we expect to initiate in the fourth quarter of 2013, including work with third party device experts and work that we began in June 2012 with Battelle, which is assisting with design, testing, and manufacture of clinic-ready CAG devices; and (ii) costs associated with the technical transfer of our KL4 surfactant manufacturing processes to our CMO.

Product development and manufacturing expenses for the six months ended June 30, 2013 increased $4.8 million from the comparable period in 2012 primarily due to (i) costs of design, development and manufacturing activities related to the preparing our CAG for use in our planned AEROSURF phase 2 clinical trials, which we expect to initiate in the fourth quarter of 2013, including work with third party device experts and work that we began in June 2012 with Battelle, which is assisting with design, testing, and manufacture of clinic-ready CAG devices; (ii) costs associated with the technical transfer of our KL4 surfactant manufacturing processes to our CMO; and (iii) purchases of active pharmaceutical ingredients (APIs) used in the production of SURFAXIN and our lyophilized KL4 surfactant, for commercial purposes, development activities, including preparation of our CAG for use in our anticipated AEROSURF phase 2 clinical program, and to support the technical transfer of our manufacturing processes to our CMO.

We believe that our RDS product portfolio, based on our novel synthetic, peptide-containing KL4 surfactant, has the potential to greatly improve the management of RDS and, over time, may enable the treatment of a significantly greater number of premature infants at risk for RDS who could benefit from surfactant therapy but are currently not treated.  We are implementing a long-term manufacturing strategy intended to assure that we have and maintain the capabilities and resources needed to give meaning to this vision.

As we undertake the commercial introduction of SURFAXIN and initiate our phase 2 clinical program for AEROSURF in the fourth quarter of 2013, we are planning for long-term continuity of supply and continued integrity and reliability of our manufacturing and quality assurance processes.  We seek to build a foundation to support our anticipated long-term needs, and also intend to make appropriate capital investments in the near-term, balance the use of our available resources against our short-term revenue expectations, and maintain flexibility in planning our manufacturing activities and goals.

We recently secured an extension of the lease for our manufacturing operations at Totowa, NJ, which was scheduled to expire in December 2014, until to June 30, 2015.  We continue to explore possible alternatives that potentially may enable longer-term utilization of that facility.  In addition, in 2012, to secure an additional source to manufacture commercial supply of SURFAXIN, we initiated a technology transfer of our SURFAXIN manufacturing process to DSM, which is nearly completed.  We also have entered into a Supply Agreement with DSM, dated August 7, 2013, that provides for the manufacture of commercial supply of SURFAXIN drug product through December 31, 2015, with such further extensions at that time as may be agreed by the parties.  We currently plan to complete the technology transfer to DSM and manufacture process validation batches of SURFAXIN in the fourth quarter of 2013.  After time for stability assessment and FDA review, we expect that DSM may be approved for commercial production of SURFAXIN in the fourth quarter of 2014.

For our lyophilized KL4 surfactant, as noted above (see, “– Overview – Business and Pipeline Programs Update – AEROSURF,”  and “– SURFAXIN LS”), we have completed the technology transfer  of our lyophilized KL4 surfactant manufacturing process to DSM and are currently finalizing an agreement with DSM that contemplates the further development and manufacture of  our lyophilized KL4 surfactant for our pipeline development programs, primarily AEROSURF.  For the life cycle management of SURFAXIN, we are assessing a potential development plan that will allow for the conversion of our liquid formulation to a lyophilized dosage form,  SURFAXIN LS, and gain regulatory approval in the U.S. and potentially in other markets.

Consistent with our long-term manufacturing strategy, we have initiated a project to identify a potential second CMO to manufacture clinical and commercial supply and assure a continuous and back up supply of our KL4 surfactant drug product.  We are in preliminary discussions with several CMOs with a plan to initiate activities in the fourth quarter of 2013.  We believe that, by manufacturing our drug product at our Totowa operations and with CMOs, we improve our ability to manage the level of our capital investments, maintain an appropriate balance between our fixed costs and variable expense while maintaining flexibility and reducing the risk profile of meeting the long-term requirements for development and commercial supply of our drug products.

We have executive management and manufacturing capabilities to assure and support our long-term success.  Our executive team includes leaders in pharmaceutical and biopharmaceutical drug product manufacturing, with extensive experience in manufacturing both small and large molecules, biological and sterile drug/device combination products in both domestic and overseas operations, and supply chain; as well as in worldwide quality operations to assure consistent and continued quality and cGMP compliance for our products; whether manufactured on our own or with a CMO.  Our manufacturing operations are lead by seasoned professionals with broad technical and managerial skills in all facets of our KL4 surfactant manufacturing process, expertise built on many years of accumulated knowledge in biopharmaceutical manufacturing, facility management, process and cleaning validation, sterility assurance and microbiological analyses, clean room operation and direction of formulation and aseptic filling of our drug product.  The extensive experience that we have gained from having owned our own manufacturing operations since 2005 can be leveraged flexibly to respond over time to support continued manufacture of our KL4 surfactant drug product on our own or with our CMO.

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

Medical and regulatory operations costs for the three and six months ended June 30, 2013 increased $0.2 million and $0.8 million, respectively, compared to the same periods in 2012, primarily due to investment in our medical affairs organization to support the commercial introduction of SURFAXIN and the AFECTAIR device for infants.

Direct Preclinical and Clinical Programs

Direct preclinical and clinical programs include: (i) development activities, including for the anticipated AEROSURF clinical program, toxicology studies and other preclinical studies to obtain data to support potential Investigational New Drug (IND) and New Drug Application (NDA) filings for AEROSURF, potentially SURFAXIN LS, and our other product candidates; and (ii) activities, if any, associated with conducting clinical trials, including patient enrollment costs, external site costs, clinical device and drug supply, and related external costs, such as research consultant fees and expenses.

Direct preclinical and clinical programs expense for the three months ended June 30, 2013 increased $0.4 million as compared to the same period in 2012 primarily due to (i) the purchase of component parts for use in the manufacture of clinic-ready CAG devices for our planned AEROSURF phase 2 clinical trials; and (ii) activities to support our response to recent FDA correspondence regarding our improved analytical chemistry test and updated product specifications for SURFAXIN drug product, which we submitted on June 7, 2013.

Direct preclinical and clinical programs expense for the six months ended June 30, 2013 were unchanged when compared to the same period in 2012.  Costs in 2012 included a $0.5 million charge related to a milestone payment that became payable to Johnson and Johnson (J&J) upon FDA approval of SURFAXIN in March 2012.

Our drug research and development activities are focused on the management of RDS in premature infants, currently AEROSURF and our lyophilized KL4 surfactant development programs.  To prepare for our AEROSURF clinical program, we previously conducted preliminary meetings with the FDA and we have engaged regulatory consultants to assist us in implementing and, as needed, refining our development plan.  We also plan to retain regulatory consultants to assist us in engaging with international regulatory authorities regarding the AEROSURF development plan.  We plan to initiate the first phase of the AEROSURF phase 2 clinical program in the fourth quarter of 2013.  We are also assessing a potential development plan intended to gain marketing authorization for SURFAXIN LS, a lyophilized dosage form of SURFAXIN, in the U.S. and potentially other major markets.  We previously discussed with the FDA potential development activities that may be needed to support regulatory approval of SURFAXIN LS and expect to engage in further discussions with the FDA in this regard.  For future development plans, we plan to leverage the development investments to date in our KL4 surfactant and aerosol technology programs to address respiratory critical care conditions in older children and adults, including potentially ALI.

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

Our lead development projects are initially focused on (i) the management of RDS in premature infants, including SURFAXIN liquid, and our lyophilized KL4 surfactant, which we are developing for use in our AEROSURF development program and potentially in a SURFAXIN LS development program; and (ii) development of our aerosol delivery technology, including preparation of a clinic-ready CAG device to support our planned phase 2 clinical program for AEROSURF to address RDS.  These and our other product programs are described in “– Overview – Business and Pipeline Programs Update,” and in our other periodic filings with the SEC, including our 2012 Form 10-K, “Item 1 – Business – Proprietary Platform – Surfactant and Aerosol Technologies,” and “‑ Surfactant Replacement Therapy for Respiratory Medicine.”

The reader is referred to and encouraged to review updates to the Pipeline Programs Update in “– Overview,” and “–Business and Pipeline Programs Update” at the beginning of this MD&A, which contain information necessary and important to this discussion.  As noted above, during the period of delay in the availability of SURFAXIN commercial drug product, we have made and plan to continue investments in our AEROSURF development program with a view to potentially initiating our planned phase 2 clinical program in the fourth quarter of 2013 and otherwise are pacing our investments in other development activities through the fourth quarter of 2012.  See, “– Overview,” and “– Liquidity and Capital Resources.”

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling, General and Administrative Expenses	$4,129	$3,610	$8,349	$5,657

Selling, general and administrative expenses consist primarily of the costs of executive management, commercial development, including marketing and field-based sales, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility and other administrative costs.

Selling, general and administrative expenses for the three and six months ended June 30, 2013 increased $0.5 million and $2.7 million, respectively, compared to the same periods in 2012, primarily due to increased investments in our marketing and field-based sales organization and related marketing expenses in preparation for the commercial introduction of SURFAXIN and the AFECTAIR device for infants.

In addition to developing our commercial marketing and sales organization, we have made additional investments to enhance certain of our general and administrative resources, including in legal, finance and accounting, and information technologies, to support the commercial introduction of our products.

In response to the delay in commercial availability of SURFAXIN drug product to potentially the fourth quarter of 2013, we are pacing certain of our planned investments through the fourth quarter of 2013, to conserve cash resources until we are able to secure the additional capital required to support our operations and development programs.  However, we are continuing to invest in our medical affairs and commercial organization, and our marketing and field-based sales activities for SURFAXIN and AFECTAIR, and certain other key initiatives, including development activities to advance the AEROSURF program potentially to a planned phase 2 clinical program in the fourth quarter of 2013, which is expected to limit our ability to significantly reduce our cash outflows.  See, “– Overview,” and “– Liquidity and Capital Resources.”

Change in Fair Value of Common Stock Warrant Liability

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Change in fair value of common stock warrant liability (Income / (Expense))	$2,525	$1,680	$2,686	$(1,754)

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  Derivative warrant liabilities are valued at the date of initial issuance and as of each subsequent balance sheet date using the Black-Scholes or trinomial pricing models, depending on the terms of the applicable warrant agreement.  Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”  See, Notes 5 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and, in our 2012 Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Change in Fair Value of Common Stock Warrant Liability.”

Changes in the fair value of common stock warrant liability are due primarily to changes in our common stock share price during the periods.

Interest Expense

The table below summarizes interest expense for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Expense	$(343)	$(4)	$(520)	$(8)

Interest expense in 2013 consists of interest expense associated with the Deerfield Facility and interest expense incurred under our equipment financing facilities.  Interest expense for 2012 consists of interest expense incurred under our equipment financing facilities.

The following amounts comprise the Deerfield Facility interest expense for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cash interest expense	$218	$–	$331	$–
Non-cash amortization of debt discounts	118	–	177	–
Amortization of debt costs	5	–	8	–
Total Deerfield Facility interest expenses	$341	$–	$516	$–

Cash interest expense represents interest of 8.75% on the principal amount outstanding under the Deerfield Facility for the period that is to be paid in cash.  Non-cash amortization of debt discount represents the amortization of transaction fees and the Black-Scholes pricing model fair value of the Deerfield Warrants.  The amortization of debt costs represents legal costs incurred in connection with the Deerfield Facility.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have incurred substantial losses since inception, due to investments in research and development, manufacturing and potential commercialization activities, and we expect to continue to incur substantial losses over the next several years.  Historically, we have funded our business operations through various sources, including public and private securities offerings, debt facilities, strategic alliances, the use of Committed Equity Financing Facilities (CEFFs) and at-the-market equity programs, and capital equipment financings.

As of June 30, 2013, we had cash and cash equivalents of $31.3 million, approximately $6.7 million of accounts payable and accrued expenses, and $10 million of long-term debt under the Deerfield Facility, which also provides for an additional advance of $20 million to  be paid upon the first commercial sale of SURFAXIN drug product, provided that such sale occurs on or before December 31, 2013.  See, “– Loan Facility with Deerfield.”  Since the commercial availability of SURFAXIN drug product has been delayed until potentially the fourth quarter of 2013, the second Deerfield advance also has been delayed.  To manage our resources during this delay, we reviewed and assessed our planned activities.  We decided to maintain investments in our commercial and medical affairs capabilities and in our AEROSURF development program, in particular, the activities needed to initiate our planned AEROSURF phase 2 clinical program in the fourth quarter of 2013.  To conserve cash resources, we implemented a plan to pace certain other investments in our operations and commercial and development programs through the fourth quarter of 2013.  Before any financings, including under our ATM Program (see, “– Common Stock Offerings – At-the-Market Program (ATM Program)”), and before the expected $20 million advance under the Deerfield Facility, we anticipate that we have sufficient cash available to support our operations and debt service obligations into the first quarter of 2014.

Even if we succeed and SURFAXIN drug product and the AFECTAIR device are introduced commercially as planned and we secure the Deerfield additional $20 million advance to execute our business strategy and fund our operations over the long term, we will still require significant additional infusions of capital until such time as the net revenues from SURFAXIN, AFECTAIR and, if approved, AEROSURF, from potential strategic alliances and from other sources are sufficient to offset our cash flow requirements.  Such infusions of capital could come from potential strategic alliances and collaboration arrangements, debt financings, public offerings and other similar transactions.  Since the $20 million advance under the Deerfield Facility is payable only if the first commercial sale of SURFAXIN drug product occurs on or before December 31, 2013, our access to funds under the Deerfield Facility could expire if we fail to complete the first commercial sale of SURFAXIN drug product in 2013.  Given the time required to secure formulary acceptance of SURFAXIN at our target hospitals and acceptance of our new device, we expect our revenues from SURFAXIN and AFECTAIR to be modest in the first 12-18 months and then increase over time as our products gain hospital acceptance.  As a result, our cash outflows for operations, debt service and development programs are expected to outpace the rate at which we may generate revenues for several years.

The accompanying interim unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As a result of our year-end cash position, the audit opinion we received from our independent auditors for the year ended December 31, 2012 contains a notation related to our ability to continue as a going concern.  Whether we can continue as a going concern is dependent upon our ability to raise additional capital, fund our commercial activities and development programs, and meet our obligations on a timely basis.  If we are unable to secure sufficient additional capital, through potential strategic partnerships and collaborative arrangements, debt and/ or equity financings and other similar transactions, we will likely not have sufficient cash flows and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern.  In that event, we may be forced to further limit our commercial activities and development programs and consider other means of creating value for our stockholders, such as licensing the development and/or commercialization of products that we consider valuable and might otherwise plan to develop ourselves.  If we are unable to secure the necessary capital, we may be forced to curtail all activities and, ultimately, cease operations.  Even if we are able to secure additional capital, such transactions may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  Our June 30, 2013 financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

To secure the necessary capital, we would prefer to enter into strategic alliances or collaboration agreements with partners that could provide development and commercial expertise as well as financial resources (potentially in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses) and introduce our approved products in various markets outside the U.S.  We also expect that we may receive $20 million additional capital under our Deerfield Facility.  Through our ATM Program, we have the ability to sell up to $25 million of common stock at such times and in such amounts that we deem appropriate.  However, we may not gain access to the funds available under the Deerfield Facility and the ATM Program can be cancelled at any time by either party.  We also plan to consider other public and private equity offerings as well as financing transactions, such as secured equipment financing facilities or other similar transactions.

Our future capital requirements depend upon many factors, primarily the success of our efforts to (i) execute the commercial introduction of SURFAXIN and AFECTAIR in the U.S., as planned; (ii) advance the AEROSURF development program to initiation of the planned phase 2 clinical program in the fourth quarter of 2013; and (iii) secure one or more strategic alliances or other collaboration arrangements to support the development and, if approved, the commercial introduction of SURFAXIN, AEROSURF, AFECTAIR and  SURFAXIN LS, in markets outside the U.S.  We believe that our ability to enter into a significant strategic alliance will likely improve if we remain on track to initiate both the commercial sale of SURFAXIN and our AEROSURF phase 2 clinical program in the fourth quarter of 2013.  There can be no assurance, however, that our efforts will be successful, or that we will be able to obtain additional capital to support our activities when needed on acceptable terms, if at all.

As of June 30, 2013, 150 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 76.3 million shares of common stock were available for issuance and not otherwise reserved.

On May 15, 2013, we completed a public offering of 9.5 million shares of common stock, at a price of $1.50 per share resulting in net proceeds to us (after underwriter fees and anticipated expenses) of approximately $13.2 million.  We also granted the underwriter a 30-day option to purchase up to an additional 1.425 million shares of common stock at an offering price of $1.50 per share. On May 31, 2013, the underwriter exercised its option and purchased 1.347 million additional shares of common stock for net proceeds to us (after underwriter fees) of $1.9 million.

As of June 30, 2013, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock at various prices, exercisable on different dates through 2019.  Of these warrants, approximately 2.3 million warrants were issued to Deerfield (Deerfield Warrants) in connection with the first advance under the Deerfield Facility. The Deerfield Warrants may be exercised for cash or on a cashless basis.  In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield loan in an amount sufficient to satisfy the exercise price of the warrants.  In addition, 4.9 million are February 2011 five-year warrants, which contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  These warrants were issued at an exercise price of $3.20 per share, which was thereafter adjusted downward, first to $2.80 per share following the public offering in March 2012 and then to $1.50 per share following the public offering in May 2013.  Although we believe that, in the future, we will secure additional capital from the exercise of at least a portion of our outstanding warrants, there can be no assurance that the market price of our common stock will equal or exceed price levels that make exercise of outstanding warrants likely, or, even if the price levels are sufficient, that holders of our warrants will choose to exercise any or all of their warrants prior to the warrant expiration date.  Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

Although we currently believe that we will be able to execute our business plan and accomplish our objectives, there can be no assurance that we will be successful.  We require additional capital to satisfy our debt obligations, sustain operations, and complete the development and support the commercial introduction of our products, including SURFAXIN and AFECTAIR and, if approved, AEROSURF and potentially SURFAXIN LS.  There can be no assurance that we will be successful in securing the needed capital, through strategic alliances, collaboration arrangements, financings, debt arrangements and other transactions.  Failure to secure the necessary additional capital would have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

As of June 30, 2013, we had cash and cash equivalents of $31.3 million compared to $26.9 million as of December 31, 2012.  Cash outflows before financings for the six months ended June 30, 2013 consisted of $20.4 million used for ongoing operating activities and $0.1 million for purchases of property and equipment.  Cash outflows before financings were offset by $10 million ($9.9 million net of expenses) advanced in February 2013 under the Deerfield Facility and $15.1 million of net proceeds from the May 2013 registered public offering.

Operating Activities

Net cash used in operating activities was $20.4 million and $14.0 million for the six months ended June 30, 2013 and 2012, respectively.

Net cash used in operating activities is the result of our net loss for the period adjusted for non-cash items associated with the change in fair value of common stock warrants (income of $2.7 million in 2013 and expense of $1.8 million in 2012), stock-based compensation, including our 401(k) match, and depreciation and amortization expenses ($1.9 million in 2013 and $1.7 million in 2012); and changes in working capital.

The increase in net cash used in operating activities from 2012 to 2013 is primarily due to (i) investment in our own specialty commercial and medical affairs organizations that are specialized in neonatal/pediatric respiratory critical care in NICUs/PICUs across the U.S., and manufacturing and quality activities in preparation for the commercial introduction of SURFAXIN and the AFECTAIR device for infants; (ii) costs to prepare our CAG for use in our planned AEROSURF phase 2 clinical trials, which we expect to initiate in the fourth quarter of 2013, including work with third party device experts and work that we began in June 2012 with Battelle, which is assisting with design, testing, and manufacture of clinic-ready CAG devices; and (iii) purchases of active pharmaceutical ingredients (APIs) used in the production of SURFAXIN and our lyophilized KL4 surfactant, for commercial purposes, development activities, including preparation of our CAG for use in our anticipated AEROSURF phase 2 clinical program, and to support the technical transfer of our manufacturing processes to our CMO.

Investing Activities

Net cash used in investing activities represents capital expenditures of $0.1 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

Financing Activities

Net cash provided by financing activities was $24.9 million and $50.3 million for the six months ended June 30, 2013 and 2012, respectively, summarized as follows:

(in thousands)	Six Months Ended June 30,
	2013	2012

Financings pursuant to common stock offerings	$15,110	$42,145
Issuance of long-term debt, net of expenses	9,850	–
Financings under the ATM Program	–	1,460
Repayment of equipment loans and capital lease obligations	(37)	(39)
Exercise of stock options and warrants	1	6,741
Cash flows from financing activities, net	$24,924	$50,307

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  In June 2011, we filed a universal shelf registration statement on Form S-3 (No.  333-174786) (2011 Universal Shelf) with the SEC for the proposed offering from time to time of up to $200 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.  The 2011 Universal Shelf replaced an earlier shelf registration statement that was declared effective by the SEC on June 21, 2008.  As of June 30, 2013, $61.9 million remained available under the 2011 Universal Shelf.

Registered Public Offerings

On May 15, 2013, we completed a registered public offering of 9.5 million shares of our common stock, at a price of $1.50 per share resulting in gross proceeds of $14.3 million ($13.2 million net).  We also granted the underwriter a 30-day option to purchase up to an additional 1.425 million shares of common stock at an offering price of $1.50 per share. On May 31, 2013, the underwriter exercised its option and purchased 1.347 million additional shares of common stock for net proceeds to us (after underwriter fees) of $1.9 million.  In connection with this offering, we agreed not to issue or sell (with certain limited exceptions) securities for a period of 90 days after the date of the prospectus supplement ending August 8, 2013.  Regarding our ATM Program, we agreed not to issue or sell securities for a period of 60 days after the date of the prospectus supplement ending on July 9, 2013.

At-the-Market Program (ATM Program)

On February 11, 2013, we entered into an At-the-Market Equity Offering Sales Agreement (ATM Program) with Stifel pursuant to which Stifel, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period up to a maximum of $25 million of our common stock.  We are not required to sell any common stock at any time during the term of the ATM Program.  If we issue a sale notice to Stifel, we may designate the minimum price per share at which our common stock may be sold and the maximum number of shares that Stifel is directed to sell during any selling period.  As a result, prices are expected to vary as between purchasers and during the term of the offering.  Stifel may sell shares by any method deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, which may include ordinary brokers’ transactions on The Nasdaq Capital Market, or otherwise at market prices prevailing at the time of sale or prices related to such prevailing market prices, or as otherwise agreed by Stifel and us.  The shares to be offered under the ATM Program are registered under the 2011 Universal Shelf.

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

Committed Equity Financing Facility (CEFF)

The 2010 Stock Purchase Agreement originally provided for the purchase by Kingsbridge Capital Limited of the lesser of up to 2.1 million shares of our common stock or a maximum of $35 million in shares, and expired on June 11, 2013 with 1.1 million shares available and not issued.  See, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility (CEFF)” in our 2012 Form 10-K for a detailed description of our CEFF.

Loan Facility with Deerfield

On February 13, 2013, we entered into a secured loan facility with affiliates of Deerfield Management Company, L.P. (Deerfield) for up to $30 million in secured financing in 2013.  Deerfield advanced to us $10 million upon execution of the agreement and agreed to advance an additional $20 million, subject to certain conditions, on or about the date of the first commercial sale of SURFAXIN drug product (Milestone Date), provided that the Milestone Date occurs on or before December 31, 2013.  The loan may be prepaid in whole or in part without penalty at any time.  Any amounts received under the Deerfield Facility will accrue interest at a rate of 8.75%, payable quarterly in cash.  See, “– Note 6, Long-term Debt – Loan Facility with Deerfield,” to the Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10‑Q, for a description of the terms and conditions of the Deerfield Facility agreement, including applicable milestones, and terms of the Deerfield Warrants.

We have recorded the loan as long-term debt at its face value of $10.0 million less debt discounts and issuance costs consisting of (i) $3.8 million fair value of warrants (Deerfield Warrants) that we issued to Deerfield in connection with the $10 million initial advance, to purchase approximately 2.3 million shares at an exercise price of $2.81, and (ii) a $150,000 transaction fee.  The discount is being accreted to the $10 million loan over its term using the effective interest method.  The Deerfield Warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC 815 and have been classified as equity.

Long-term debt as of June 30, 2013 consists solely of amounts due under the Deerfield Facility as follows:

Note Payable	$10,000
Unamortized discount	(3,799)
Long-term debt, net of discount	$6,201

Contractual Obligations and Commitments

Future payments due under contractual obligations at June 30, 2013 are as follows:

(in thousands)	2013	2014	2015	2016	2017	There- after	Total
Operating lease obligations	$540	$1,087	$949	$934	$935	$158	$4,603
Deerfield Loan Facility(1)	–	–	–	–	3,330	6,670	10,000
Equipment loan obligations	32	79	69	–	–	–	180
Total	$572	$1,166	$1,018	$934	$4,265	$6,828	$14,783

(1)  See, “– Loan Facility with Deerfield”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer and Chief Financial Officer (principal executive officer and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our 2012 Form 10-K, as supplemented by the risks and uncertainties discussed below and elsewhere in this Quarterly Report on 10-Q.  If any of the risks and uncertainties set forth below or in our 2012 Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment.  The risks and uncertainties set forth below and discussed elsewhere in this Quarterly Report on Form 10-Q and described in our 2012 Form 10‑K are not the only ones that may materialize.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Delays in the commercial availability of SURFAXIN could have a material adverse effect on our ability to execute our business strategy and fund our operations.

In October 2012, we announced that, during a review of the results and processes related to the analytical testing and quality control of SURFAXIN drug product, we had determined that one of our analytical chemistry methods used to assess SURFAXIN drug product's conformance to specifications required improvement and that an update to product specifications would be necessary.  Thereafter, we communicated our findings to the FDA, improved and validated the analytical method, and submitted updated product specifications to the FDA.  In April 2013, we received a response from the FDA that requested clarification and provided recommendations regarding the recently updated product specifications for SURFAXIN.  We completed the required work and submitted our response to the FDA on June 7, 2013.  We anticipate that the FDA may take up to four months to review our submission, such that, if our plan is successful and confirmed by the FDA within this timeline, we expect to proceed with the commercial introduction of SURFAXIN in the fourth quarter of 2013.

Even if the United States (U.S.) Food and Drug Administration (FDA) agrees with our recent response to its correspondence addressing our earlier submission concerning our improved analytical chemistry method and updated SURFAXIN® drug product specifications, the continuing delays in the commercial availability of SURFAXIN could have a material adverse effect on our ability to execute our business strategy and fund our operations.

Although we currently believe that we will be successful, there can be no assurance that the FDA will agree with our submission or respond to our request within the anticipated time.  The FDA may require additional information that would require additional time.  Moreover, we may identify unforeseen problems that have not yet been discovered that could adversely affect our plans.  Any failure to satisfy any issues raised by the FDA could significantly delay, or preclude outright, our gaining agreement on acceptable updated product specifications, or could result in an action by the FDA to restrict our ability to commercialize some or all of our products, which could potentially delay or prevent the commercial availability of SURFAXIN drug product.  There also can be no assurance that we will be able to retain our key commercial and medical affairs personnel until SURFAXIN is commercially available, or attract additional personnel when needed to support the commercial introduction of SURFAXIN and AFECTAIR®, our disposable, aerosol-conducting airway connector for infants.

We may be unable to secure significant additional capital to continue our operations, pay our debt service, and commercialize our approved products and develop our products under development, including our AEROSURF phase 2 clinical program, and to continue our other research and development programs.  Moreover, any financings could result in substantial dilution to our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

Our operations have consumed substantial amounts of cash since inception.  As of June 30, 2013, we have an accumulated deficit of approximately $456.0 million and we expect to continue to incur significant, increasing operating losses over the next several years.  As of June 30, 2013, we had cash and cash equivalents of approximately $31.3 million and approximately $6.7 million of accounts payable and accrued expenses and $10 million of long-term debt under the Deerfield Facility. Before any financing, including under our ATM Program, and before the expected $20 million advance under the Deerfield Facility, we anticipate that we have sufficient cash available to support our operations and debt service obligations into the first quarter of 2014.

We expect to continue to spend substantial amounts to execute our business strategy and will require significant additional infusions of capital until such time as the net revenues from SURFAXIN, AFECTAIR and, if approved, AEROSURF, and from potential strategic alliance and collaboration arrangements and other sources are sufficient to offset our cash flow requirements.  Given the time required to secure formulary acceptance of SURFAXIN, we expect our revenues from SURFAXIN to be modest in the first 12-18 months and then increase over time.  Our investments in our operations, debt service and development programs are expected to outpace the rate at which we may generate revenues for several years.  See, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and, in this Quarterly Report on Form 10-Q, “Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our products or our research and development programs.  We also could be required to:

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

Depending on conditions in the global financial markets, we may face significant challenges accessing the capital markets at a time when we would like or require, and at an increased cost of capital.  Except for the Deerfield Facility and our ATM Program, we do not have arrangements to obtain additional financing.  Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests.  In any such event, the market price of our common stock may decline.  In addition, failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business plan, financial performance and stock price and could delay new product development and clinical trial plans.

Our manufacturing strategy includes relying, at least in part in the future, on third parties to manufacture our current approved products as well as certain of our drug product candidates and medical devices, which exposes us to risks that may affect our ability to maintain supplies of our commercial products and/or delay our research and development activities, regulatory approval and commercialization of our drug product candidates.

We currently manufacture our SURFAXIN liquid instillate at our operations located in Totowa, New Jersey.  Our strategy includes potentially manufacturing SURFAXIN drug product in the future and our lyophilized dosage form of our KL4 surfactant, as well as our CAG and AFECTAIR devices using third-party contract manufacturing organizations (CMOs).  Our planned future reliance on CMOs exposes us, among other things, to the following risks:

●	we may be unable to successfully identify manufacturers with whom we might establish appropriate arrangements on acceptable terms, if at all, because the number of potential manufacturers is limited and the FDA must approve any replacement CMO. This approval could take as long as a year and would require new testing and compliance inspections as well as a potentially lengthy qualification process;
●	CMOs might be unable to manufacture our products in the volume and to our specifications to meet our commercial and clinical needs, or we may have difficulty scheduling the production of drug product and devices in a timely manner to meet our timing requirements;
●	CMOs may not perform as agreed, or may not remain in the CMO business for a lengthy time, or may refuse to renew an expiring agreement as expected, or may fail to product a sufficient supply to meet our commercial and/or clinical needs;
●	CMOs are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with cGMP and/or quality system regulations (QSR) and other government regulations and corresponding foreign standards. We do not have control over CMO’s compliance with these regulations and standards;

●	Moreover, if we desire to make our drug products and/or devices available outside the U.S. for commercial or clinical purposes, our CMOs would become subject to, and may not be able to comply with, corresponding manufacturing and quality system regulations of the various foreign regulators having jurisdiction over our activities abroad. Such failures could restrict our ability to execute our business strategies.
●	if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not have rights to, or may have to share, the intellectual property rights to any such innovation. We may be required to pay fees or other costs for access to such improvements; or
●	each of these risks could delay our commercial manufacturing plans and our development programs, the approval, if any, of our product candidates by the FDA or result in higher costs or deprive us of potential product revenues.

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

In March 2013, we entered into employment agreements with five executive officers, including the President and Chief Executive Officer and Chief Financial Officer; the Senior Vice President and Chief Operating Officer; the Senior Vice President, General Counsel and Corporate Secretary; the Senior Vice President, Human Resources; and the Senior Vice President, Research and Development.  These agreements expire on March 31, 2015, subject to automatic renewal for additional one-year periods, unless a party provides notice of non-renewal at least 90 days in advance.  In addition, we recently entered into new agreements with five other officers that also expire on March 31, 2015.  The loss of services from any of our executives could significantly adversely affect our ability to develop and market our products and obtain necessary regulatory approvals.  Further, we do not maintain key man life insurance.

As we prepare for the commercial introduction of our approved products and to initiate our AEROSURF phase 2 clinical program, we need to attract and retain highly-qualified personnel to join our management, commercial, medical affairs and development teams, although there can be no assurances that we will be successful in that endeavor.  We may be unable to attract and retain necessary executive talent.  Moreover, the equity incentives in the form of options that we have issued are, for the most part, significantly devalued or out of the money.

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

During the six months ended June 30, 2013, we issued 15,000 unregistered shares of common stock to a consultant as compensation for management consulting services rendered during 2013.  The shares were issued in reliance upon the exemption from securities registration provided by Section 4(2) of the Act.

ITEM 5.	OTHER INFORMATION

Subsequent to our second fiscal quarter ended June 30, 2013, we entered into a Pharmaceutical Manufacturing and Supply Agreement with DSM Pharmaceuticals, Inc., dated August 7, 2013 (the “Supply Agreement”).  Pursuant to the Supply Agreement, DSM will provide us with SURFAXIN drug product in finished liquid dosage form, for commercial use and other activities. The Supply Agreement contains the general terms and conditions for ordering and production of commercial supply, as well as certain specific economic terms for production of SURFAXIN drug product, including purchase commitments, price and delivery terms.  Subject to earlier termination for various matters, including, without limitation, material breach, the initial term of the Agreement is through December 31, 2015, and is subject  to such extensions as the parties may agree.  In addition, the Supply Agreement contemplates that DSM will provide certain regulatory services and may provide additional consulting services as we may agree from time to time.

The foregoing summary of the DSM Agreement is not complete and is qualified in its entirety by reference to the DSM Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.  The representations and warranties contained the DSM Agreement are not for the benefit of any party other than the parties to the DSM Agreement and are not intended as a document for investor or the public generally to obtain factual information about our company and business.

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

Discovery Laboratories, Inc.
(Registrant)

Date: August 8, 2013	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Executive Officer and Chief
Financial Officer (Principal Executive and Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1
Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery) filed as of August 1, 2013, including amendments reflected in a Certificate of Amendment to the Restated Certificate of Incorporation of Discovery filed on December 27, 2010, and in a Certificate of Amendment to the Restated Certificate of Incorporation of Discovery filed on October 3, 2011
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

10.1
Extension, dated as of July 16, 2013, of Lease dated as of December 3, 2004, between Discovery, as successor-in-interest to Laureate Pharma, Inc. (Tenant), and Norwell Land Company (“Landlord”), with respect to property at 710 Union Blvd., Totowa, NJ 07512
Filed herewith.

10.2+	Pharmaceutical Manufacturing and Supply Agreement dated August 7, 2013 between Discovery and DSM Pharmaceuticals, Inc.	Filed herewith

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No.	Description	Method of Filing

101.1
The following consolidated financial statements from the Discovery Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and June 30, 2012, and (v) Notes to consolidated financial statements.

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