Form 10-Q/A
period 2013-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2014-02-07
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(215) 488-9300
(Registrant's telephone number, including area code)
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

As of November 5, 2013, 80,749,022 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Explanatory Note

Discovery Laboratories, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2013 (the "Form 10-Q"), which the Company originally filed with the Securities and Exchange Commission (the "Commission") on November 12, 2013. The sole purpose of this Amendment is to re-file Exhibit 10.3 that was originally filed with the Form 10-Q to address comments the Company received from the Staff of the Commission in response to a confidential treatment request filed by the Company with respect to certain portions of Exhibit 10.3.

This Amendment contains only the Cover Page to Form 10-Q, this Explanatory Note, the signature page to Form 10-Q, Index to Exhibits, Exhibit 10.3, as amended, and Exhibits 31.1 and 32.1. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q or any exhibits thereto.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company's principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY LABORATORIES, INC.
(Registrant)

Date:	February 7, 2014	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1
Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery) filed as of August 1, 2013, including amendments reflected in a Certificate of Amendment to the Restated Certificate of Incorporation of Discovery filed on December 27, 2010, and in a Certificate of Amendment to the Restated Certificate of Incorporation of Discovery filed on October 3, 2011
Incorporated by reference to Exhibit 3.1 to Discovery's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 8, 2013.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004	Incorporated by reference to Exhibit 2.2 to Discovery's Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009	Incorporated by reference to Exhibit 3.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Warrant Agreement dated May 22, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K as filed with the SEC on May 28, 2008.

4.3	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.4	Form of Stock Purchase Warrant issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery's Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.5	Form of Stock Purchase Warrant issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.6	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

4.7	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

Exhibit No.	Description	Method of Filing

4.8	Form of Series I Warrant to Purchase Common Stock issued on June 22, 2010 (Five-Year Warrant)	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.9	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

4.10	Form of Series I Warrant to Purchase Common Stock issued on February 22, 2011 (Five-Year Warrant)	Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.11	Form of Series II Warrant to Purchase Common Stock issued on February 22, 2011	Incorporated by reference to Exhibit 4.2 to Discovery's Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.12+
Form of Warrant issued to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, "Deerfield") under a Facility Agreement dated as of February 13, 2013 between Discovery and Deerfield ("Deerfield Facility")
Incorporated by reference to Exhibit 4.1 to Discovery's Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

4.13	Form of Notes issued to Deerfield evidencing loan under Deerfield Facility	Incorporated by reference to Exhibit 4.2 to Discovery's Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

10.1
Extension, dated as of July 16, 2013, of Lease dated as of December 3, 2004, between Discovery, as successor-in-interest to Laureate Pharma, Inc. ("Tenant"), and Norwell Land Company , with respect to property at 710 Union Blvd., Totowa, NJ 07512
Incorporated by reference to Exhibit 10.1 to Discovery's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 8, 2013.

10.2+	Pharmaceutical Manufacturing and Supply Agreement dated August 7, 2013 between Discovery and DSM Pharmaceuticals, Inc. ("DSM")	Incorporated by reference to Exhibit 10.2 to Discovery's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 8, 2013.

10.3+	Master Services Agreement dated October 24, 2013 between Discovery and DSM	Filed herewith.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No.	Description	Method of Filing

101.1
The following consolidated financial statements from the Discovery Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language ("XBRL"): (i) Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and September 30, 2012, and (v) Notes to consolidated financial statements.

101.INS	Instance Document	Previously filed.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed.

+            Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission.