Form 10-Q
period 2014-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2014-05-12
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of April 30, 2014, 85,052,281 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

 PART I - FINANCIAL INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are only estimates and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time during which our existing resources are expected to fund our operations.  Forward-looking statements also include our financial, clinical, manufacturing and distribution plans, and our expectations related to the commercialization of SURFAXIN®  and our development, potential regulatory plans and expected timing to secure marketing authorization for our products under development, starting with AEROSURF®, if approved; our expectations, timing and anticipated outcomes of submitting regulatory filings for our products under development; our research and development programs, including planning for development activities, anticipated timing of and design of clinical trials and potential development milestones, for our KL4 surfactant pipeline product candidates and our capillary aerosol generator (CAG) for delivery of aerosolized medications; plans for the manufacture of drug products, active pharmaceutical ingredients (APIs) and materials, and medical devices and related components; and plans regarding potential strategic alliances and other collaborative arrangements to develop, manufacture and market our products.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Examples of the risks and uncertainties include, but are not limited to:

•	the risk that we will require in the near term, but may be unable to secure, significant additional capital to continue our operations, fund our debt service and support our research and development activities, including expensive and time-consuming clinical trials, until such time, if ever, that our revenues from all sources are sufficient to offset our cash outflows. To the extent that we raise such capital through additional financings, such additional financings could result in equity dilution;

•	the risk that, if we fail to successfully commercialize SURFAXIN and if we are unable to achieve revenues over the next several years that are consistent with our expectations, it may be more difficult to secure the additional capital we will require when needed, if at all, whether from strategic alliances or other sources, to continue our commercial and medical affairs activities, as well as our research and development programs and our operations would be impaired, which ultimately could have a material adverse effect on our business, financial condition and results of operations;

•	risks relating to the ability of our sales and marketing organization to effectively introduce SURFAXIN in the United States (U.S.) and, if approved, our other product candidates, in a timely manner, if at all; and that we may not succeed in developing sufficient market awareness of our products or that our product candidates may not gain market acceptance by physicians, patients, healthcare payers and others in the medical community;

•	risks relating to our ability to timely modify our business strategy to respond to changing circumstances, assumptions and forecasts, and otherwise as needed to manage growth effectively and respond to developments in our commercial operations and research and development activities, as well as our business, our industry and other factors;

•	the risk that the initial and later phases of our AEROSURF phase 2 clinical program may be interrupted, delayed, or fail, which will harm our business;

•	the risk that we and the U.S. Food and Drug Administration (FDA) or other regulatory authorities will not be able to agree on matters raised during the regulatory review process, or that we may be required to conduct significant additional activities to potentially gain approval of our product candidates, if ever;

•	risks relating to the transfer of our manufacturing technology to contract manufacturing organizations (CMOs) and assemblers;

•	risks relating to our and our CMOs' ability to manufacture our KL4 surfactant, in liquid and lyophilized dosage forms, which must be processed in an aseptic environment and tested using sophisticated and extensive analytical methodologies and quality control release and stability tests, for both commercial and research and development activities;

•	risks relating to our and our CMOs’ ability to develop and manufacture combination drug/device products based on our CAG technology, for preclinical and clinical studies of our product candidates and, if approved, for commercialization;

•	the risk that we, our CMOs or any of our third-party suppliers, many of which are single-source providers, may encounter problems in manufacturing our KL4 surfactant drug products and the APIs used in the manufacture of our drug products, CAG devices and other materials on a timely basis or in an amount sufficient to support our needs;

•	the risk that we may not succeed in implementing our long-term manufacturing strategy to assure continuity of SURFAXIN commercial drug product supply, which could expose us to risks that may affect our ability to maintain sufficient supplies of SURFAXIN commercial drug product;

•	the risk that we may be unable to enter into strategic alliances and/or collaboration agreements that would assist and support us in markets outside the U.S. with the development of our KL4 surfactant pipeline products, beginning with AEROSURF, including development of our lyophilized KL4 surfactant, and, if approved, commercialization of AEROSURF in markets outside the U.S.; support the commercialization of SURFAXIN in countries where regulatory approval is facilitated by the information contained in the SURFAXIN new drug application (NDA) approved by the FDA; and potentially support the development and, if approved, commercialization, of our other pipeline products;

•	risks relating to our plans potentially to secure marketing and distribution capabilities in certain markets through third-party strategic alliances and/or marketing alliances and/or distribution arrangements, that could require us to give up rights to our drug products, drug product candidates and drug delivery technologies;

•	risks relating to our pledge of substantially all of our assets to secure our obligations under our loan facility (Deerfield Loan) with affiliates of Deerfield Management Company, L.P., which could make it more difficult for us to secure additional capital to satisfy our obligations and require us to dedicate cash flow to payments for debt service, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other investment; and

•	other risks and uncertainties as detailed in “Risk Factors” in our most recent Annual Report on Form 10‑K filed with the Securities and Exchange Commission (SEC) on March 17, 2014, and our other filings with the SEC and any amendments thereto, and in the documents incorporated by reference in this report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,942	$86,283
Accounts receivable	–	67
Inventory, net	173	112
Prepaid expenses and other current assets	702	777
Total current assets	76,817	87,239
Property and equipment, net	2,007	1,656
Restricted cash	325	325
Other assets	349	97
Total assets	$79,498	$89,317
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,578	$1,433
Accrued expenses	3,726	4,785
Deferred revenue	85	139
Common stock warrant liability	4,672	5,425
Equipment loans, current portion	74	73
Total current liabilities	11,135	11,855

Long-term debt, $30,000 net of discount of $11,207 at March 31, 2014 and $11,646 at December 31, 2013	18,793	18,354
Equipment loans, non-current portion	49	69
Other liabilities	714	538
Total liabilities	30,691	30,816
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 150,000,000 shares authorized; 85,073,173 and 84,659,111 shares issued at March 31, 2014 and December 31, 2013, respectively; 85,052,281 and 84,638,219 shares outstanding at March 31, 2014 and December 31, 2013, respectively	85	85
Additional paid-in capital	543,202	541,420
Accumulated deficit	(491,426)	(479,950)
Treasury stock (at cost); 20,892 shares	(3,054)	(3,054)
Total stockholders’ equity	48,807	58,501
Total liabilities & stockholders’ equity	$79,498	$89,317

See notes to consolidated financial statements.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 31,
	2014	2013

Revenues:
Product sales	$28	$–
Grant revenue	3	72
	31	72
Expenses:
Cost of product sales	781	–
Research and development	5,590	8,472
Selling, general and administrative	4,423	4,220
	10,794	12,692
Operating loss	(10,763)	(12,620)

Change in fair value of common stock warrant liability	378	162

Other income / (expense):
Interest and other income	2	1
Interest and other expense	(1,093)	(178)
Other income / (expense), net	(1,091)	(177)
Net loss	$(11,476)	$(12,635)
Net loss per common share – Basic and diluted	$(0.14)	$(0.29)
Weighted-average number of common shares outstanding – basic and diluted	84,728	43,657

See notes to consolidated financial statements.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(11,476)	$(12,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	197
Provision for excess inventory	766	–
Stock-based compensation and 401(k) Plan employer match	954	612
Fair value adjustment of common stock warrants	(378)	(162)
Amortization of discount on long-term debt	439	59
Changes in:
Inventory	(1,083)	195
Accounts receivable	67	–
Prepaid expenses and other current assets	75	98
Accounts payable	1,145	659
Accrued expenses	(1,059)	814
Deferred revenue	(54)	–
Other assets	–	(111)
Other liabilities	176	39
Net cash used in operating activities	(10,279)	(10,235)
Cash flows from investing activities:
Purchase of property and equipment	(497)	(120)
Net cash used in investing activities	(497)	(120)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of expenses	–	9,850
Proceeds from exercise of common stock options	31	1
Proceeds from exercise of common stock warrants	423	–
Repayment of equipment loans	(19)	(18)
Net cash provided by financing activities	435	9,833
Net decrease in cash and cash equivalents	(10,341)	(522)
Cash and cash equivalents – beginning of period	86,283	26,892
Cash and cash equivalents – end of period	$75,942	$26,370
Supplementary disclosure of cash flows information:
Interest paid	$649	$116

See notes to consolidated financial statements.

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

We are initially focused on improving the management of respiratory distress syndrome (RDS) in premature infants.  RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants.  RDS is the most prevalent respiratory disease in the Neonatal Intensive Care Unit (NICU) and can result in long-term respiratory problems, developmental delay and death.  Our first KL4 surfactant drug product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS, was approved by the United States Food and Drug Administration (FDA) in 2012.  SURFAXIN is our KL4 surfactant in liquid form, and is the first synthetic, peptide-containing surfactant approved by the FDA and the only alternative to animal-derived surfactants currently used in the United States (U.S.).  SURFAXIN has been commercially available in the U.S. since November 2013.

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

AEROSURF® is our investigational combination drug/device product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG).  AEROSURF potentially will enable administration of aerosolized KL4 surfactant to premature infants supported with nCPAP, without invasive intubation and mechanical ventilation.  By enabling delivery of our KL4 surfactant using less invasive procedures, we believe that AEROSURF may address a serious unmet medical need and potentially enable the treatment of a significantly greater number of premature infants with RDS who could benefit from surfactant therapy but are currently not treated.

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

In the future, we expect that we may be able to leverage the information, data and know-how that we gain from our development efforts with SURFAXIN and AEROSURF to support development of a product pipeline to address serious critical care respiratory conditions in larger children and adults in pediatric and adult intensive care units (PICUs and ICUs), including potentially acute lung injury (ALI), chronic obstructive pulmonary disorder (COPD) and cystic fibrosis (CF).  At the present time, however, we are focusing our resources primarily on the commercial introduction of SURFAXIN and development of AEROSURF through phase 2 clinical trials.  Once we have advanced these objectives, we expect to be in a better position to assess the potential of other development programs to address the critical care needs of patients in the PICU and ICU.

We also have developed a disposable aerosol-conducting airway connector for infants that is intended to simplify the delivery of aerosolized medications (including our aerosolized KL4 surfactant) and other inhaled therapies to critical-care patients requiring ventilatory support.  This device introduces aerosolized medications directly at the patient interface and minimizes the number of connections in the ventilator circuit.  We have registered this device in the U.S. as a Class I, exempt medical device under the name AFECTAIR® and it is currently commercially available in the U.S.

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

As of March 31, 2014, we had cash and cash equivalents of $75.9 million and long-term debt of $30 million ($18.8 million net of discount) under our Deerfield Loan with affiliates of Deerfield Management  Company, L.P. (Deerfield) (see, Note 7 – “Deerfield Loan”) .  Before any additional financings, including under our ATM Program (see, Note 11, “At-the-Market Program (ATM Program),” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10‑K)), we anticipate that we will have sufficient cash available to fund our operations and debt service obligations through the third quarter of 2015.

Our future capital requirements depend upon many factors, primarily the success of our efforts to (i) execute the commercial introduction of SURFAXIN in the U.S.; (ii) advance the AEROSURF development program to completion of the phase 2 clinical program as planned in the second half of 2015; and (iii) secure one or more strategic alliances or other collaboration arrangements (a) to support the development and, if approved, commercial introduction of AEROSURF in markets outside the U.S., including potentially in the European Union, and (b) to support the regulatory approval process and commercial introduction of SURFAXIN in certain markets outside the U.S.  We believe that, if we are able to complete the AEROSURF phase 2 clinical program on a timely basis and obtain encouraging results, and if we are able to advance the commercial introduction of SURFAXIN, our ability to enter into a significant strategic alliance will be enhanced.  There can be no assurance, however, that our efforts will be successful, or that, even if successful, we will be able to obtain additional capital to support our activities when needed on acceptable terms, if at all.

For the next several years, we expect that our cash outflows for marketing, commercial and medical activities, development programs, operations and debt service will outpace the rate at which we may generate revenues.  To execute our business strategy and fund our operations over the next several years, we will require significant additional infusions of capital until such time as the net revenues from the sale of approved products and from other sources are sufficient to offset our cash flow requirements.  While we currently intend to retain all rights and commercialize our approved products in the U.S., an important priority for us is to secure additional capital and strategic resources to support the continued development and commercial introduction of our RDS products in markets outside the U.S. For our AEROSURF development program, we are seeking a significant strategic alliance that potentially could provide development, regulatory and commercial market expertise as well as financial resources, and, if approved, support the commercial introduction of AEROSURF in the EU and other selected markets outside the U.S.  Such alliances typically also would provide financial resources, in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses.  To advance SURFAXIN in markets outside the U.S. where regulatory marketing authorization is facilitated by the information contained in our new drug application (NDA) approved by the FDA, we would consider various financing or collaboration arrangements that could provide regulatory expertise, support the commercial introduction of SURFAXIN in markets outside the U.S., and potentially provide a sharing of revenues.  Such countries could potentially include those in Latin America, North Africa and the Middle East.  We also plan to consider other public and private equity offerings, including under our ATM Program, which currently may allow for the sale of up to approximately $23 million of our commons stock (see, Note 11, “At-the-Market Program (ATM Program)”), as well as other financing transactions, such as secured equipment financing facilities or other similar transactions.

As of March 31, 2014, we had outstanding warrants to purchase approximately 14.5 million shares of our common stock at various prices, exercisable on different dates into 2019.  Of these warrants, warrants to purchase 7 million shares were issued to Deerfield in connection with the Deerfield Loan at an exercise price of $2.81 per share.  The Deerfield Warrants may be exercised for cash or on a cashless basis.  In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield Loan in an amount sufficient to satisfy the exercise price of the Deerfield Warrants.  In addition to the Deerfield Warrants, we have outstanding five-year warrants issued in February 2011 to purchase approximately 4.6 million shares of common stock that contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  These warrants currently have an exercise price of $1.50 per share.  Although we believe that, in the future, we will secure additional capital from the exercise of at least a portion of our outstanding warrants, there can be no assurance that the market price of our common stock will equal or exceed price levels that would make exercise of outstanding warrants likely, that holders of the Deerfield Warrants would choose to exercise their warrants for cash, or that holders of any of our outstanding warrants would choose to exercise any or all of their warrants prior to the applicable warrant expiration dates.  Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

As of March 31, 2014, 150 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, and approximately 42.1 million shares of common stock were available for issuance and not otherwise reserved.

Although we currently believe that we will be able to successfully execute our business strategy, there can be no assurance that our AEROSURF development program will be successful within our anticipated time frame, if at all, that we will succeed in obtaining the necessary regulatory approvals in the U.S. and other markets, that any approved product, including SURFAXIN, will be commercially viable, that the ATM Program will be available when needed, if at all, or that we will be able to obtain additional capital when needed on acceptable terms, if at all, that we will be successful.  We will require significant additional capital to satisfy debt obligations and sustain operations, and to complete the development and, if they are approved, support the commercial introduction of our products.  Failure to secure the necessary additional capital would have a material adverse effect on our business, financial condition and results of operations.  Even if we succeed in raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information in accordance with the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  There have been no changes to our critical accounting policies since December 31, 2013.  For a discussion of our accounting policies, see, the consolidated financial statements and notes thereto in our 2013 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Inventory

Inventories, which are recorded at the lower of cost or market, include materials, labor, and other direct and indirect costs and are valued at cost using the first-in, first-out method. We capitalize inventories produced in preparation for commercial launches when the related product candidates receive regulatory approval and that the related costs will be recoverable through the commercial sale of the product.  Costs incurred prior to FDA approval of drug products and registration of medical devices are recorded in our statement of operations as research and development expense.  Inventory is evaluated for impairment through consideration of factors such as the net realizable value, lower of cost or market, obsolescence, and expiry. Inventories do not have carrying values that exceed either cost or net realizable value.

We evaluate our expiry risk by evaluating current and future product demand relative to product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and hospital ordering practices.

Accrued Severance and Retention Costs

A liability for employee severance and retention benefits is recognized when (1) management has committed to a plan of termination; (2) the plan provides sufficient details, such as the employees affected, amounts to be paid, and expected dates of termination and payment; (3) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn; and (4) the plan has been communicated to employees.  The cost of such benefits are accrued over the remaining service period.

In September 2013, we implemented an employee severance and retention plan for employees at our manufacturing facility in Totowa, NJ (“Totowa Facility”) to minimize employee turnover and encourage employees to remain with us through any potential plant closing.  The plan provides for severance for non-union employees and retention bonuses for management.  If we succeed in our efforts to secure longer-term utilization of the Totowa Facility, the severance plan and retention bonuses will remain in effect.  The total cash amount expected to be paid for severance and retention under this plan through June 2016, assuming a June 2015 plant closing, is approximately $1.1 million.  The plan-related expense incurred for the quarter ended March 31, 2014 is $0.1 million and is included in research and development expense.  The related accrued liability is $0.2 million as of March 31, 2014.

In addition, at the Totowa Facility, there are 14 employees who are subject to a collective bargaining agreement under which they would be eligible to receive severance payments if the Totowa Facility were closed.  The plan-related expense incurred for the quarter ended March 31, 2014 is $33,000 and is included in research and development expense.  The related accrued liability is $0.4 million as of March 31, 2014.

Product Sales

Revenues from product sales are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

Our products are distributed in the U.S. using a specialty distributor.  Under this model, the specialty distributor purchases and takes physical delivery and title of product, and then sells to hospitals.  We began the commercial introduction of SURFAXIN in the fourth quarter of 2013 and, for that reason, we currently cannot make a reasonable estimate of future product returns when product is delivered to the specialty distributor.  Therefore, we currently do not recognize revenue upon product shipment to the specialty distributor, even though the distributor is invoiced upon product shipment.  Instead, we recognize revenue once product has been sold through to the hospital and all revenue recognition criteria have been met.  Once product has been delivered to the hospital, the risk of material returns is significantly mitigated.  We will begin to recognize revenue at the time of shipment of product to our specialty distributor when we can reasonably estimate expected distributor sales deductions and returns.  In developing estimates for sales returns, we consider the shelf life of the product, expected demand based on market data and return rates of other surfactant products.

Product sales are recorded net of accruals for estimated chargebacks, discounts, specialty distributor deductions and returns.

•	Chargebacks. Chargebacks are discounts that occur when contracted customers purchase directly from our specialty distributor. Contracted customers, which currently consist primarily of member hospitals of Group Purchasing Organizations, generally purchase the product at a discounted price. Our specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. The allowance for specialty distributor chargebacks is based on known sales to contracted customers.

•	Sales discounts: Sales discounts are offered to certain contracted customers based upon a customer’s historical volume of surfactant product purchases. Customers must enter into a Letter of Participation (LOP) with us to receive sales discounts. Sales discounts are periodically adjusted on a prospective basis based upon the customer’s purchases of SURFAXIN, as provided in the LOP. The allowance for sales discounts is based on known sales to contracted customers.

•	Specialty distributor deductions. Our specialty distributor is offered various forms of consideration including allowances, service fees and prompt payment discounts. Specialty distributor allowances and service fees are provided in our contractual agreement and are generally a percentage of the purchase price paid by the specialty distributor. The specialty distributor is offered a prompt pay discount for payment within a specified period.

•	Returns. Sales of our products are not subject to a general right of return; however, we will accept product that is damaged or defective when shipped or for expired product up to six months subsequent to its expiry date. Product that has been administered to patients is no longer subject to any right of return.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.  For the quarters ended March 31, 2014 and 2013, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 21.3 million and 15.8 million shares, respectively.

In accordance with Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” when calculating diluted net loss per common share, a gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding.  We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the quarters ended March 31, 2014 and 2013, the effect of the adjustments for all warrants classified as derivative liabilities was non-dilutive.

For the quarters ended March 31, 2014 and 2013, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

We do not have any components of other comprehensive income (loss).

Recent accounting pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2014 that are expected to have a material impact on the Company’s financial position, operating results or disclosures.

Note 4 – Fair Value of Financial Instruments

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value	Fair value measurement using
	March 31, 2014	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$75,942	$75,942	$–	$–
Certificate of Deposit	325	325	–	–
Total Assets	$76,267	$76,267	$–	$–

Liabilities:
Common stock warrant liability	$4,672	$–	$–	$4,672

	Fair Value	Fair value measurement using
	December 31, 2013	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$86,283	$86,283	$–	$–
Certificate of Deposit	325	325	–	–
Total Assets	$86,608	$86,608	$–	$–

Liabilities:
Common stock warrant liability	$5,425	$–	$–	$5,425

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2014 and 2013:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2013	$5,425
Exercise of warrants	(375)
Change in fair value of common stock warrant liability	(378)
Balance at March 31, 2014	$4,672

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2012	$6,305
Change in fair value of common stock warrant liability	(162)
Balance at March 31, 2013	$6,143

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

Significant Unobservable Input Assumptions of Level 3 Valuations	March 31, 2014	December 31, 2013

Historical Volatility	60%-62%	62% -76%
Expected Term (in years)	0.1 – 1.9	0.4 – 2.1
Risk-free interest rate	0.03% - 0.41%	0.08% - 0.44%

Fair Value of Long-Term Debt

At March 31, 2014, the estimated fair value of the Deerfield Loan was $23.7 million compared to a carrying value, net of discounts, of $18.8 million.  At December 31, 2013, the estimated fair value of the Deerfield Loan was $23.6 million compared to a carrying value, net of discounts, of $18.4 million.  The estimated fair value of the Deerfield Loan was based on discounting the future contractual cash flows to the present value.  This analysis utilizes certain Level 3 unobservable inputs, including current cost of capital.  Considerable judgment is required to interpret market data and to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts we could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

Note 5 –  Inventory

Inventory is comprised of the following for the periods presented:

	March 31,	December 31,
(in thousands)	2014	2013

Inventories, current:
Raw materials	$52	$52
Finished goods, net of reserves	121	60
	173	112
Inventories, non-current:
Raw materials	256	–
Total inventories, net	$429	$112

Raw materials inventory that is not expected to be used in commercial production until more than 12 months from the balance sheet date is classified as a non-current other asset on the balance sheet.  The shelf life of our raw materials is 2‑5 years.  Since the commercial introduction of SURFAXIN in the fourth quarter of 2013, we have made investments to increase our raw materials inventory to support future commercial production.

In addition, as of March 31, 2014, we had $1.0 million of raw materials that were purchased prior to October 4, 2013, the date the FDA approved updated SURFAXIN product specifications, which enabled the commercial introduction of SURFAXIN.  These raw materials have a carrying value of zero, as the costs to purchase this material were expensed in the period of purchase as research and development expense, and accordingly are not reflected in the inventory balances shown above.  These raw materials are anticipated to be used in manufacturing development, research and development activities and in the manufacture of commercial product.

Inventory reserves as of March 31, 2014 and December 31, 2013 were $1.3 million and $0.5 million, respectively.  Inventory reserves reflect costs of SURFAXIN finished goods inventories that are not anticipated to be recoverable through the commercial sale of the product during the initial launch period due to product expiration.  These reserves ensure that the inventory carrying values do not exceed net realizable value.

Note 6 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815), either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

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

Selected terms and estimated fair value of warrants accounted for as derivative are as follows:

				Fair Value of Warrants (in thousands)
Issuance Date	Number of Warrant Shares Issuable	Exercise Price	Warrant Expiration Date	Value at Issuance Date
					March 31, 2014	December 31, 2013

5/13/2009	466,667	$17.25	5/13/2014	$3,360	$–	$–
2/23/2010	916,669	12.75	2/23/2015	5,701	1	6
2/22/2011	4,552,600	1.50	2/22/2016	8,004	4,671	5,419
					$4,672	$5,425

During the three months ended March 31, 2014, holders of the February 2011 five-year warrants exercised warrants to purchase 282,350 shares of common stock for total proceeds of $0.4 million.  There were no February 2011 five-year warrants exercised during the three months ended March 31, 2013.

Changes in the estimated fair value of warrants classified as derivative liabilities are reported in the accompanying Consolidated Statement of Operations as the “Change in fair value of common stock warrants.”

Note 7 –Deerfield Loan

Long-term debt consists solely of amounts due under a $30 million loan (Deerfield Loan) with affiliates of Deerfield Management Company, L.P. (Deerfield) for the periods presented:

	March 31,	December 31,
(in thousands)	2014	2013

Note Payable	$30,000	$30,000
Unamortized discount	(11,207)	(11,646)
Long-term debt, net of discount	$18,793	$18,354

The principal amount of the loan is payable in equal annual installments on the fourth, fifth and sixth anniversaries of the Deerfield Loan agreement, provided that the amount payable on the fourth anniversary shall be deferred for one year if either (i) our “Net Sales” for the immediately preceding 12-month period are at least $20 million, or (ii) our “Equity Value” is at least $200 million; and provided further, that the amount payable on the fifth anniversary (together with any amount deferred on the fourth anniversary) shall be deferred until the sixth anniversary if either (i) our “Net Sales” for the immediately preceding 12-month period are at least $30 million, or (ii) our “Equity Value” is at least $250 million.  Accordingly, if the milestones are achieved in each year, payment of the principal amount could be deferred until the sixth anniversary date of the loan, on February 13, 2019.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

	Three months ended
(in thousands)	March 31,
	2014	2013

Cash interest expense	$647	$113
Non-cash amortization of debt discount	439	57
Amortization of debt costs	5	5
Total interest expense	$1,091	$175

Cash interest expense represents interest at an annual rate of 8.75% on the outstanding principal amount for the period, payable quarterly in cash.  Non-cash amortization of debt discount represents the amortization of transaction fees and the fair value of the warrants issued in connection with the Deerfield Loan.  The amortization of debt costs represents legal costs incurred in connection with the Deerfield Loan.

In connection with the loan, we issued to Deerfield warrants to purchase 7.0 million shares of our common stock at an exercise price of $2.81 per share that expire on February 13, 2019.  The Deerfield warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815) and are classified as equity.  See, Note 9, “Deerfield Loan,” to the Consolidated Financial Statements in our 2013 Form 10-K.

Note 8 – Stock Options and Stock-Based Employee Compensation

We recognize in our consolidated financial statements all stock-based awards to employees and non-employee directors based on their fair value on the date of grant, calculated using the Black-Scholes option-pricing model.  Compensation expense related to stock-based awards is recognized ratably over the vesting period, which for employees is typically three years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses weighted-average assumptions noted in the following table.

	March 31,
	2014	2013

Weighted-average expected volatility	100%	110%
Weighted-average expected term	5.4 years	4.8 years
Weighted-average risk-free interest rate	1.6%	0.74%
Expected dividends	–	–

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

	Three Months Ended
(in thousands)	March 31,
	2014	2013
Research & Development	$248	$141
Selling, General & Administrative	455	215
Total	$703	$356

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties.  You should review the “Forward-Looking Statements” section, and the risk factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2013 that we filed with the Securities and Exchange Commission (SEC) on March 17, 2014 (2013 Form 10-K ) and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

We are initially focused on improving the management of respiratory distress syndrome (RDS) in premature infants.  RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants.  RDS is the most prevalent respiratory disease in the Neonatal Intensive Care Unit (NICU) and can result in long-term respiratory problems, developmental delay and death.  Our first KL4 surfactant drug product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS, was approved by the United States Food and Drug Administration (FDA) in 2012.  SURFAXIN is our KL4 surfactant in liquid form, and is the first synthetic, peptide-containing surfactant approved by the FDA and the only alternative to animal-derived surfactants currently used in the United States (U.S.).  SURFAXIN has been commercially available in the U.S. since November 2013.

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

AEROSURF® is our investigational combination drug/device product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG).  AEROSURF potentially will enable administration of aerosolized KL4 surfactant to premature infants supported with nCPAP, without invasive intubation and mechanical ventilation.  By enabling delivery of our KL4 surfactant using less invasive procedures, we believe that AEROSURF may address a serious unmet medical need and potentially enable the treatment of a significantly greater number of premature infants with RDS who could benefit from surfactant therapy but are currently not treated.

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

In the future, we expect that we may be able to leverage the information, data and know-how that we gain from our development efforts with SURFAXIN and AEROSURF to support development of a product pipeline to address serious critical care respiratory conditions in larger children and adults in pediatric and adult intensive care units (PICUs and ICUs), including potentially acute lung injury (ALI), chronic obstructive pulmonary disorder (COPD) and cystic fibrosis (CF).  At the present time, however, we are focusing our resources primarily on the commercial introduction of SURFAXIN and development of AEROSURF through phase 2 clinical trials.  Once we have advanced these objectives, we expect to be in a better position to assess the potential of other development programs to address the critical care needs of patients in the PICU and ICU.

We also have developed a disposable aerosol-conducting airway connector for infants that is intended to simplify the delivery of aerosolized medications (including our aerosolized KL4 surfactant) and other inhaled therapies to critical-care patients requiring ventilatory support.  This device introduces aerosolized medications directly at the patient interface and minimizes the number of connections in the ventilator circuit.  We have registered this device in the U.S. as a Class I, exempt medical device under the name AFECTAIR® and it is currently commercially available in the U.S.

Business and Pipeline Programs Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business,” in our 2013 Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

Following are updates to our pipeline programs since the filing of our 2013 Form 10-K:

•
With the commercial introduction of SURFAXIN underway, our commercial and medical teams are focused on forming relationships with key constituents in our target hospitals, including neonatologists, pharmacists, respiratory therapists, NICU nurses and other staff in the NICU with the goal of obtaining formulary acceptance and, ultimately, product utilization in our target hospitals.  We also are focused on conducting in-service training to assure that SURFAXIN is administered in a safe and consistent manner.

Although not an indicator or predictor of revenue, formulary acceptance for SURFAXIN is a necessary prerequisite to be able to sell SURFAXIN drug product to a hospital and realize revenues.  In the brief period that SURFAXIN has been available, our early experience suggests that the time required to have SURFAXIN reviewed by hospital committees, accepted on hospital formulary, purchased by the hospital pharmacy, and ultimately used in the NICU is considerably longer than expected.  As a result, while we continue to believe that we will be able to meet our long term objectives for SURFAXIN, we anticipate that our short term revenues will be modest in the next several years.

SURFAXIN is the first synthetic, peptide-containing alternative to the previously available animal-derived surfactants.  Our experience to date indicates that, to properly explain the method of administration  and the potential benefits of SURFAXIN, including both potential medical and pharmacoeconomic benefits, it is important to emphasize medical education and scientific discussions with formulary committees to better inform their process.  Accordingly, in the second quarter of 2014, we are resizing and realigning our commercial and medical affairs teams to emphasize medical education balanced with an appropriate sales effort, and to focus on securing formulary acceptance with hospitals that we believe are centers of excellence whose reputation and influence is strong both regionally and nationally.  We expect that this realignment could result in a reduction in expense in the second half of 2014 of approximately $1.0 million per quarter compared to our recent historical expense.  As we monitor our progress, our strategy is to routinely assess and adjust our tactical plan and make appropriate additional investments if needed to assure that we maximize potential formulary uptake and SURFAXIN sales revenue.

•	Our AEROSURF phase 2 clinical program is underway. The initial phase 2a clinical trial is designed to assess the safety and tolerability of aerosolized KL4 surfactant in premature infants 29 to 32 weeks gestational age receiving nCPAP for RDS. Results are expected in the third quarter of 2014. We currently are planning for, and expect to initiate, a phase 2b clinical study in the second half of 2014 and expect to complete it in the second half of 2015.

•
We are progressing with our long-term manufacturing strategy.  We are continuing to explore possible alternatives that could enable longer-term utilization of our Totowa Facility, the lease for which currently is scheduled to expire on June 30, 2015.  We are also pursuing potentially manufacturing KL4 surfactant using third-party CMOs.  Since 2012, we having been working with DSM to complete a technology transfer of our liquid KL4 surfactant manufacturing process to DSM and we have entered into a supply agreement with DSM that provides for the manufacture of commercial supply of SURFAXIN drug product through December 31, 2015, with such potential extensions as we may agree.  We also are working to identify a second CMO to manufacture SURFAXIN drug product.  Although we believe that we will successfully execute our plan to provide for the long-term availability of SURFAXIN drug product, there can be no assurance that we will be successful.    See our 2013 Form 10-K "Item – 1A – Risk Factors – Our manufacturing strategy includes relying, at least in part in the future, on third parties to manufacture our current approved products as well as certain of our drug product candidates and medical devices, which exposes us to risks that may affect our ability to maintain supplies of our commercial products and/or delay our research and development activities, regulatory approval and commercialization of our drug product candidates."

•	We recently announced that we have secured three additional patents in the U.S., including two patents containing composition of matter and method of making claims for our lyophilized KL4 surfactant, which extend to 2033, and one related to our novel AFECTAIR aerosol-conducting airway connector that extends to April 2029. These patents are indicative of our efforts to protect the long-term commercial potential of our KL4 surfactant and aerosol delivery technologies. our lyophilized KL4 surfactant is being developed initially for our AEROSURF development program. Our longer term goal is to develop our technologies to address other potential indications that could benefit from our proprietary KL4 surfactant.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2013.  For more information on critical accounting policies, see, Note 3, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements,” to the consolidated financial statements in our 2013 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Net Loss and Operating Loss

The net loss for the three months ended March 31, 2014 and 2013 was $11.5 million (or $0.14 net loss per share) and $12.6 million (or $0.29 net loss per share), respectively.  The decrease in net loss from 2013 to 2014 was due to the decrease in operating loss, partially offset by a $0.9 million increase in interest expense associated with the Deerfield Loan.

The operating loss for the three months ended March 31, 2014 and 2013 was $10.8 million and $12.6 million, respectively.  The decrease in operating loss from 2013 to 2014 was due to (i) a $1.2 million decrease in costs to develop and manufacture clinic-ready CAG devices for use in the AEROSURF phase 2a clinical study, and (ii) a $1.2 million decrease in purchases of drug product of active pharmaceutical ingredients (APIs) used in the manufacture of SURFAXIN our aerosolized KL4 surfactant for AEROSURF development program.

Product Sales

In accordance with our revenue recognition policy, we recognize revenue once product has been sold through to the hospital and all revenue recognition criteria have been met.  For the three months ended March 31, 2014, we recognized revenue in the amount of $28,000.

Cost of product sales

Cost of product sales for the three months ended March 31, 2014 includes an increase of $766,000 in inventory reserves for SURFAXIN finished goods inventories that are not anticipated to be recoverable through the commercial sale of the product during the initial launch period due to product expiration.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and are tracked by category rather than by development project.  As many of our research and development activities form a foundation for the development of our KL4 surfactant and drug delivery technologies, they are expected to benefit more than a single project.  For that reason, we cannot reasonably estimate the costs of our research and development activities on a project-by-project basis.  We believe that tracking our expenses by category is a more accurate method of accounting for these activities.  Our research and development costs consist of expenses associated with (a) product development and manufacturing, (b) medical and regulatory operations, (c) direct preclinical and clinical programs, and (d) other related expenses.

The table below summarizes research and development expenses for the periods presented:

(in thousands)	Three Months Ended March 31,
Research and Development Expenses	2014	2013

Product development and manufacturing	$3,623	$6,824
Medical and regulatory operations	1,633	1,451
Direct preclinical and clinical programs	333	197
Total Research & Development Expenses	$5,590	$8,472

Research and development expenses for the three months ended March 31, 2014 and 2013 include non-cash charges associated with stock-based compensation and depreciation of $0.4 million and $0.3 million, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i) the cost of our manufacturing operations, both in-house and with our CMOs, validation activities and quality assurance and analytical chemistry capabilities to support production of drug supply for our KL4 surfactant products in conformance with current good manufacturing practices (cGMP), and of medical devices, including AFECTAIR, WARMING CRADLE® and CAG, in accordance with Quality System Regulations (QSR), (ii) design and development activities related to our CAG device for use in our AEROSURF phase 2 clinical program;  and (iii) pharmaceutical development activities, including development of a lyophilized dosage form of our KL4 surfactant.  These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses for the three months ended March 31, 2014 decreased $3.2 million compared to the same period in 2013, due to (i) investments of $1.2 million in 2013 to complete development activities for our clinic-ready CAG device for use in our AEROSURF phase 2 clinical trials, including work that began in June 2012 with Battelle Memorial Institute (Battelle), which assisted with the design and testing, and manufactured a supply of clinic-ready CAG devices for use in the initial AEROSURF phase 2a clinical trial; (ii) a reduction of $1.2 million in purchases of APIs used in the manufacture of SURFAXIN commercial drug product, and our lyophilized KL4 surfactant for use in preclinical and clinical development activities, including to complete the technology transfer of, and further develop our KL4 surfactant manufacturing process at DSM Pharmaceuticals, Inc. (DSM), and activities to develop a clinic-ready CAG and prepare for our AEROSURF phase 2 clinical program; and (iii) $0.9 million of costs capitalized to SURFAXIN inventory in 2014.

Medical and Regulatory Operations

Medical and regulatory operations includes (i) medical, scientific, clinical, regulatory, data management and biostatistics activities in support of our research and development programs; and (ii) medical affairs activities to provide scientific and medical education support related to SURFAXIN, as well as our other KL4 surfactant and aerosol delivery products under development.  These costs include personnel, expert consultants, outside services to support regulatory and data management, symposiums at key medical meetings, facilities-related costs, and other costs for the management of clinical trials.

Medical and regulatory operations costs for the three months ended March 31, 2014 increased $0.2 million compared to the same period in 2013, due to an increased investment in our medical organization to execute our AEROSURF phase 2 clinical program.

Direct Preclinical and Clinical Programs

Direct preclinical and clinical programs include: (i) development activities, toxicology studies and other preclinical studies to obtain data to support our investigational new drug (IND) applications and, potentially, New Drug Application (NDA) filings; and (ii) activities associated with conducting clinical trials, including patient enrollment costs, external site costs, clinical device and drug supply, and related external costs, such as research consultant fees and expenses.

Direct preclinical and clinical programs expenses for the three months ended March 31, 2014 increased $0.1 million compared to the same period in 2013.  Costs for the three months ended March 31, 2014 consisted of AEROSURF Phase 2a clinical trial and related activities.  Costs for the three months ended March 31, 2013 consisted of pre-clinical activities to support our AEROSURF development program and related activities.

We anticipate that direct clinical program costs associated with conducting the AEROSURF phase 2 clinical program will be approximately $10 - 11 million for 2014 and through the anticipated completion of the AEROSURF phase 2 program in 2015.

Research and Development Projects – Updates

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable.  With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines.  In view of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty.  Certain of the risks and uncertainties affecting our ability to estimate projections and timelines are discussed in the Risk Factors Section and elsewhere in this Quarterly Report on Form 10-Q and in our 2013 Form 10-K, including in “Item 1 – Business – Government Regulation,” “Item 1A – Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development Expenses.”

Our research and development projects have been focused initially on the management of RDS in premature infants, and include (i) SURFAXIN liquid instillate, which was approved by the FDA in 2012, (ii) our lyophilized KL4 surfactant, which we are developing initially for use in our AEROSURF development program and, if we are able to undertake a development plan that would be both capital efficient and capable of implementation within a reasonable time, potentially, in a SURFAXIN LS development program; and (iii) our aerosol delivery technology, in particular the development of a clinic-ready CAG device to support our AEROSURF phase 2 clinical program.  These and our other development programs are described in our 2013 Form 10-K, “Item 1 – Business – Proprietary Platform – Surfactant and Aerosol Technologies,” and “‑ Surfactant Replacement Therapy for Respiratory Medicine,” and in our other periodic filings with the SEC.

To prepare for initiation of the AEROSURF phase 2 clinical program, during 2012 through 2013, we invested approximately $7 million to develop a clinic-ready CAG device and our lyophilized KL4 surfactant manufacturing process at DSM.  As noted above, we anticipate that direct clinical program costs associated with conducting the AEROSURF phase 2 clinical program will be approximately $10 - 11 million for 2014 and through the completion of phase 2b in 2015.  We also plan to continue securing appropriate capabilities to support the further advancement of AEROSURF, including for manufacturing development of our lyophilized KL4 surfactant, the conduct of a phase 3 clinical program, and the further development of a CAG device suitable for use in a phase 3 clinical program and, if successful, commercial use.

At the present time, we are focusing our efforts primarily on the commercial introduction of SURFAXIN and development of AEROSURF through the phase 2 clinical trials.  We also believe that, we may be able to leverage the information, data and know-how that we gain from our work with SURFAXIN and AEROSURF to support development of a robust product pipeline that could address serious critical care respiratory conditions in larger children and adults in pediatric intensive care units (PICUs) and adult intensive care units (ICUs), including potentially acute lung injury (ALI), chronic obstructive pulmonary disease (COPD) and cystic fibrosis (CF).

The reader is referred to and encouraged to review updates to the Pipeline Programs in “– Overview,” and “–Business and Pipeline Programs Update” at the beginning of this MD&A, which contain information necessary and important to this discussion.  See also, “– Liquidity and Capital Resources.”

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended March 31,
	2014	2013
Selling, General and Administrative Expenses	$4,423	$4,220

Selling, general and administrative expenses consist of the costs of sales and marketing activities, executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facilities and other administrative costs.

Selling, general and administrative expenses for the three months ended March 31, 2014 increased $0.2 million compared to the same period in 2013 due to an increased investment in our marketing and field-based sales force to execute the commercial introduction of SURFAXIN and the AFECTAIR device for infants.

Change in Fair Value of Common Stock Warrant Liability

(in thousands)	Three Months Ended March 31,
	2014	2013
Change in fair value of common stock warrant liability	$378	$162

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815), either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  Derivative warrant liabilities are valued at the date of initial issuance and as of each subsequent balance sheet date using the Black-Scholes or trinomial pricing models, depending on the terms of the applicable warrant agreement.  Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”  See, Note 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and our 2013 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Change in Fair Value of Common Stock Warrant Liability.”

Changes in the fair value of common stock warrant liability generally are due to changes in our common stock share price during the periods.

Other Income and (Expense)

	Three months ended
(in thousands)	March 31,
	2014	2013

Interest income	$2	$1
Interest expense	(1,093)	(178)
Other income / (expense), net	$(1,091)	$(177)

Interest income consists of interest earned on our cash and cash equivalents.  To ensure preservation of capital, we invest our cash in an interest bearing operating cash account and a U.S. treasury-based money market fund.

Interest expense in 2013 consists of interest expense associated with the Deerfield Loan (see, Note 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q) and interest expense incurred under our equipment financing facilities.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

	Three months ended
(in thousands)	March 31,
	2014	2013

Cash interest expense	$647	$113
Non-cash amortization of debt discount	439	57
Amortization of debt costs	5	5
Total interest expense	$1,091	$175

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

As of March 31, 2014, we had cash and cash equivalents of $75.9 million and long-term debt of $30 million ($18.8 million net of discount) under our Deerfield Loan with affiliates of Deerfield Management  Company, L.P. (Deerfield) (see, Note 7, “ – Deerfield Loan,” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q) .  Before any additional financings, including under our ATM Program (see, “– Common Stock Offerings – At-the-Market Program (ATM Program),” and Note 11, “Stockholders’ Equity – ATM Program,” to the consolidated financial statements in our 2013 Form 10-K), we anticipate that we will have sufficient cash available to fund our operations and debt service obligations through the third quarter of 2015.

Our future capital requirements depend upon many factors, primarily the success of our efforts to (i) execute the commercial introduction of SURFAXIN in the U.S.; (ii) advance the AEROSURF development program to completion of the phase 2 clinical program as planned in the second half of 2015; and (iii) secure one or more strategic alliances or other collaboration arrangements (a) to support the development and, if approved, commercial introduction of AEROSURF in markets outside the U.S., including potentially in the European Union, and (b) to support the regulatory approval process and commercial introduction of SURFAXIN in certain markets outside the U.S.  We believe that, if we are able to complete the AEROSURF phase 2 clinical program on a timely basis and obtain encouraging results, and if we are able to advance the commercial introduction of SURFAXIN, our ability to enter into a significant strategic alliance will be enhanced.  There can be no assurance, however, that our efforts will be successful, or that, even if successful, we will be able to obtain additional capital to support our activities when needed on acceptable terms, if at all.

For the next several years, we expect that our cash outflows for marketing, commercial and medical activities, development programs, operations and debt service will outpace the rate at which we may generate revenues.  To execute our business strategy and fund our operations over the next several years, we will require significant additional infusions of capital until such time as the net revenues from the sale of approved products and from other sources are sufficient to offset our cash flow requirements.  While we currently intend to retain all rights and commercialize our approved products in the U.S., an important priority for us is to secure additional capital and strategic resources to support the continued development and commercial introduction of our RDS products in markets outside the U.S. For our AEROSURF development program, we are seeking a significant strategic alliance that potentially could provide development, regulatory and commercial market expertise as well as financial resources, and, if approved, support the commercial introduction of AEROSURF in the EU and other selected markets outside the U.S.  Such alliances typically also would provide financial resources, in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses.  To advance SURFAXIN in markets outside the U.S. where regulatory marketing authorization is facilitated by the information contained in our new drug application (NDA) approved by the FDA, we would consider various financing or collaboration arrangements that could provide regulatory expertise, support the commercial introduction of SURFAXIN in markets outside the U.S., and potentially provide a sharing of revenues.  Such countries could potentially include those in Latin America, North Africa and the Middle East.  We also plan to consider other public and private equity offerings, including under our ATM Program, which currently may allow for the sale of up to approximately $23 million of our commons stock (see, “– At-the-Market Program (ATM Program)”), as well as other financing transactions, such as secured equipment financing facilities or other similar transactions.

As of March 31, 2014, we had outstanding warrants to purchase approximately 14.5 million shares of our common stock at various prices, exercisable on different dates into 2019.  Of these warrants, warrants to purchase 7 million shares were issued to Deerfield in connection with the Deerfield Loan at an exercise price of $2.81 per share.  The Deerfield Warrants may be exercised for cash or on a cashless basis.  In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield Loan in an amount sufficient to satisfy the exercise price of the Deerfield Warrants.  In addition to the Deerfield Warrants, we have outstanding five-year warrants issued in February 2011 to purchase approximately 4.6 million shares of common stock that contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  These warrants currently have an exercise price of $1.50 per share.  Although we believe that, in the future, we will secure additional capital from the exercise of at least a portion of our outstanding warrants, there can be no assurance that the market price of our common stock will equal or exceed price levels that would make exercise of outstanding warrants likely, that holders of the Deerfield Warrants would choose to exercise their warrants for cash, or that holders of any of our outstanding warrants would choose to exercise any or all of their warrants prior to the applicable warrant expiration dates.  Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

As of March 31, 2014, 150 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, and approximately 42.1 million shares of common stock were available for issuance and not otherwise reserved.

Although we currently believe that we will be able to successfully execute our business strategy, there can be no assurance that our AEROSURF development program will be successful within our anticipated time frame, if at all, that we will succeed in obtaining the necessary regulatory approvals in the U.S. and other markets, that any approved product, including SURFAXIN, will be commercially viable, that the ATM Program will be available when needed, if at all, or that we will be able to obtain additional capital when needed on acceptable terms, if at all, that we will be successful.  We will require significant additional capital to satisfy debt obligations and sustain operations, and to complete the development and, if they are approved, support the commercial introduction of our products.  Failure to secure the necessary additional capital would have a material adverse effect on our business, financial condition and results of operations.  Even if we succeed in raising additional capital and developing and subsequently commercializing product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

Cash Flows

As of March 31, 2014, we had cash and cash equivalents of $75.9 million compared to $86.3 million as of December 31, 2013.  Cash outflows before financing activities for the three months ended March 31, 2014 consisted of $10.3 million used for ongoing operating activities and $0.5 million for purchases of property and equipment.  Cash provided by financing activities were $0.4 million of proceeds from the exercise of warrants and stock options.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $10.3 million and $10.2 million, respectively.  Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 represents capital expenditures of $0.5 million and $0.1 million, respectively.  The increase in capital expenditures is due to timing of routine equipment purchases.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $0.4 million and $9.9 million, respectively.   Net cash provided by financing activities for the three months ended March 31, 2014 represents proceeds from the exercise of warrants and stock options.  Net cash provided by financing activities for the three months ended March 31, 2013 represents the first advance of $10.0 million ($9.9 million, net) under the Deerfield Loan upon execution of the agreement in February 2013.

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  In June 2011, we filed a universal shelf registration statement on Form S-3 (No.  333-174786) (2011 Universal Shelf) with the SEC for the proposed offering from time to time of up to $200 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at that time.  As of March 31, 2014, after reserves for unexercised warrants and amounts remaining under our ATM Program, approximately $11.0 million remained available under the 2011 Universal Shelf.  The 2011 Universal Shelf will expire in June 2014.

At-the-Market Program (ATM Program)

We have an At-the-Market Equity Offering Sales Agreement with Stifel, under which Stifel, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $25 million of our common stock over a three-year period.  We are not required to sell any shares at any time during the term of the ATM Program.  We have agreed to pay Stifel a commission of 3% of gross proceeds of any sales of shares.  See, Note 11, “Stockholders’ Equity – ATM Program,” to the consolidated financial statements in our 2013 Form 10-K.  As of March 31, 2014, approximately $23 million shares of common stock remained available under the ATM Program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risks. Stockholders and potential investors should carefully consider the risks and uncertainties discussed in "Item 1A. Risk Factors" in our 2013 Form 10-K, as supplemented by the risks and uncertainties discussed in this Quarterly Report on Form 10-Q. The risks and uncertainties discussed in this Quarterly Report on Form 10-Q and described in our 2013 Form 10-K are not the only ones that may materialize. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks and uncertainties discussed in this Quarterly Report on Form 10-Q or in our 2013 Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, we issued 8,750 unregistered shares of common stock to a consultant as compensation for management consulting services rendered during 2014.  The shares were issued in reliance upon the exemption from securities registration provided by Section 4(2) of the Act.

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

Discovery Laboratories, Inc. (Registrant)

Date: May 12, 2014	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Executive Officer

Date: May 12, 2014	By:	/s/ John Tattory
John Tattory
Chief Financial Officer

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
Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on August 8, 2013.

3.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Cumulative Preferred Stock of Discovery, dated February 6, 2004	Incorporated by reference to Exhibit 2.2 to Discovery’s Form 8-A, as filed with the SEC on February 6, 2004.

3.3	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

4.1	Shareholder Rights Agreement, dated as of February 6, 2004, by and between Discovery and Continental Stock Transfer & Trust Company	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 6, 2004.

4.2	Warrant Agreement dated December 12, 2008 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 15, 2008.

4.3	Form of Warrant to Purchase Common Stock issued in May 2009	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on May 8, 2009.

4.4	Form of Warrant to Purchase Common Stock issued in February 2010	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.5	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

4.6	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.7	Form of Series I Warrant to Purchase Common Stock issued on June 22, 2010 (Five-Year Warrant)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

Exhibit No.	Description	Method of Filing

4.8	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

4.9	Form of Series I Warrant to Purchase Common Stock issued on February 22, 2011 (Five-Year Warrant)	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.10+	Form of Warrant dated February 13, 2013, issued to affiliates of Deerfield Management Co., LLP (Deerfield) under a Facility Agreement dated as of February 13, 2012 between Discovery and Deerfield	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2013.

4.11+
Form of Warrant dated December 3, 2013, issued to affiliates of Deerfield Management Co., LLP (Deerfield) on December 3, 2013 under a Facility Agreement dated as of February 13, 2012 between Discovery and Deerfield
Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 6, 2013.

10.1*	Employment Agreement dated as of March 21, 2014 between Discovery and John Tattory	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.1
The following consolidated financial statements from the Discovery Laboratories, Inc. Annual Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2014 and March 31, 2013, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and March 31, 2013, and (v) Notes to consolidated financial statements.

Exhibit No.	Description	Method of Filing

101.INS	Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+            Confidential treatment requested as to certain portions of these exhibits.  Such portions have been redacted and filed separately with the Commission.

*            A management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.