Form 10-Q
period 2014-09-30
DISCOVERY LABORATORIES INC /DE/
filed 2014-11-07
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 31, 2014, 85,337,466 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Examples of the risks and uncertainties include, but are not limited to:

—	the risk that we will require in the near term, but may be unable to secure, significant additional capital to continue our operations, fund our debt service and support our research and development activities, including expensive and time-consuming clinical trials, until such time, if ever, that our revenues from all sources are sufficient to offset our cash outflows. To the extent that we raise such capital through additional financings, such additional financings could result in equity dilution;

—	the risk that, if we fail to successfully commercialize SURFAXIN and if we are unable to achieve revenues over the next several years that are consistent with our expectations, it may be more difficult to secure the additional capital we will require when needed, if at all, whether from strategic alliances or other sources, to continue our commercial and medical affairs activities, as well as our research and development programs, and our operations would be impaired, which ultimately could have a material adverse effect on our business, financial condition and results of operations;

—	risks relating to the ability of our sales and marketing organization to effectively introduce SURFAXIN in the United States (U.S.) and, if approved, our other product candidates, in a timely manner, if at all; and that we may not succeed in developing sufficient market awareness of our products or that our product candidates may not gain market acceptance by physicians, patients, healthcare payers and others in the medical community;

—	the risk that the initial and later phases of our AEROSURF clinical program may be interrupted, delayed, or fail, which will harm our business;

—	the risk that we may not succeed in implementing our long-term manufacturing strategy to assure continuity of SURFAXIN commercial drug product supply, which may affect our ability to maintain sufficient supplies of SURFAXIN commercial drug product;

—	risks relating to our ability to timely modify our business strategy to respond to changing circumstances, assumptions and forecasts, and otherwise as needed to manage growth effectively and respond to developments in our commercial operations and research and development activities, as well as our business, our industry and other factors;

—	the risk that we and the U.S. Food and Drug Administration (FDA) or other regulatory authorities will not be able to agree on matters raised during the regulatory review process, or that we may be required to conduct significant additional activities to potentially gain approval of our product candidates, if ever;

—	risks relating to the transfer of our manufacturing technology to contract manufacturing organizations (CMOs) and assemblers;

—	risks relating to our and our CMOs' ability to manufacture our KL4 surfactant, in liquid and lyophilized dosage forms, which require precise methods of manufacture in an aseptic manufacturing environment, as well as complex analytical and quality control release and stability methodologies, for both commercial and research and development activities;

—	risks relating to our and our CMOs’ ability to develop and manufacture combination drug/device products based on our CAG technology, for preclinical and clinical studies of our product candidates and, ultimately if approved, for commercialization;

—	the risk that we, our CMOs or any of our third-party suppliers, many of which are single-source providers, may encounter problems in manufacturing our KL4 surfactant drug products and the APIs used in the manufacture of our drug products, CAG devices and other materials on a timely basis or in an amount sufficient to support our needs;

—	risks relating to our plans to potentially secure marketing and distribution capabilities in certain markets through third-party strategic alliances and/or marketing alliances and/or distribution arrangements, that could require us to give up rights to our drug products, drug product candidates and drug delivery technologies;

—	the risk that we may be unable to enter into strategic alliances and/or collaboration agreements that would assist and support us in markets outside the U.S. with the development of our KL4 surfactant pipeline products, beginning with AEROSURF, including development of our lyophilized KL4 surfactant, and, if approved, commercialization of AEROSURF in markets outside the U.S.; support the commercialization of SURFAXIN in countries where regulatory approval is facilitated by the information contained in the SURFAXIN new drug application (NDA) approved by the FDA; and potentially support the development and, if approved, commercialization, of our other pipeline products;

—	risks relating to our pledge of substantially all of our assets to secure our obligations under our loan facility (Deerfield Loan) with affiliates of Deerfield Management Company, L.P., which could make it more difficult for us to secure additional capital to satisfy our obligations and require us to dedicate cash flow to payments for debt service, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other investment; and

—	other risks and uncertainties as detailed in “Risk Factors” in our most recent Annual Report on Form 10‑K filed with the Securities and Exchange Commission (SEC) on March 17, 2014, and our other filings with the SEC and any amendments thereto, and in the documents incorporated by reference in this report.

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

Trademark Notice
AEROSURF®, AFECTAIR®, DISCOVERYLABS®, INSPIRED INNOVATION®, SURFAXIN® and WARMING CRADLE® are registered trademarks and SURFAXIN LSTM is a common law trademark of Discovery Laboratories, Inc. (Warrington, PA).

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,915	$86,283
Accounts receivable	22	67
Inventory, net	429	112
Prepaid expenses and other current assets	357	777
Total current assets	55,723	87,239

Property and equipment, net	1,772	1,656
Restricted cash	325	325
Other assets	489	97
Total assets	$58,309	$89,317
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,403	$1,433
Accrued expenses	4,804	4,785
Deferred revenue	95	139
Common stock warrant liability	3,049	5,425
Equipment loans, current portion	76	73
Total current liabilities	9,427	11,855

Long-term debt, $30,000 net of discount of $10,232 at September 30, 2014 and $11,646 at December 31, 2013	19,768	18,354
Equipment loans, non-current portion	7	69
Other liabilities	142	538
Total liabilities	29,344	30,816
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 250,000,000 and 150,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 85,358,358 and 84,659,111 shares issued at September 30, 2014 and December 31, 2013, respectively; 85,337,466 and 84,638,219 shares outstanding at September 30, 2014 and December 31, 2013, respectively	85	85
Additional paid-in capital	545,307	541,420
Accumulated deficit	(513,373)	(479,950)
Treasury stock (at cost); 20,892 shares	(3,054)	(3,054)
Total stockholders’ equity	28,965	58,501
Total liabilities & stockholders’ equity	$58,309	$89,317

See notes to consolidated financial statements.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Product sales	$106	$–	$176	$–
Grant revenue	421	60	1,475	315
	527	60	1,651	315
Expenses:
Cost of product sales	257	–	1,769	–
Research and development	6,471	6,574	18,919	21,909
Selling, general and administrative	4,126	4,299	12,995	12,648
	10,854	10,873	33,683	34,557
Operating loss	(10,327)	(10,813)	(32,032)	(34,242)
Change in fair value of common stock warrant liability	173	(1,059)	1,999	1,627
Other income / (expense):
Interest and other income	2	1	6	2
Interest and other expense	(1,172)	(353)	(3,396)	(873)
Other income / (expense), net	(1,170)	(352)	(3,390)	(871)
Net loss	$(11,324)	$(12,224)	$(33,423)	$(33,486)
Net loss per common share
Basic	$(0.13)	$(0.22)	$(0.39)	$(0.68)
Diluted	$(0.13)	$(0.22)	$(0.41)	$(0.69)

Weighted average number of common shares outstanding
Basic	85,209	54,792	85,001	49,235
Diluted	85,209	54,792	86,121	50,377

See notes to consolidated financial statements.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(33,423)	$(33,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	577	537
Provision for excess inventory	1,596	–
Stock-based compensation and 401(k) Plan employer match	3,053	2,367
Fair value adjustment of common stock warrants	(1,999)	(1,627)
Amortization of discount on long-term debt	1,414	302
Changes in:
Inventory	(2,319)	78
Accounts receivable	45	–
Prepaid expenses and other current assets	420	301
Accounts payable	(30)	323
Accrued expenses	19	912
Deferred revenue	(44)	–
Other assets	–	(115)
Other liabilities	(396)	(12)
Net cash used in operating activities	(31,087)	(30,420)
Cash flows from investing activities:
Purchase of property and equipment	(679)	(204)
Net cash used in investing activities	(679)	(204)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	–	15,114
Proceeds from issuance of long-term debt, net of expenses	–	9,850
Proceeds from exercise of common stock options	31	1
Proceeds from exercise of common stock warrants	426	–
Repayment of equipment loans	(59)	(56)
Net cash provided by financing activities	398	24,909
Net decrease in cash and cash equivalents	(31,368)	(5,715)
Cash and cash equivalents – beginning of period	86,283	26,892
Cash and cash equivalents – end of period	$54,915	$21,177
Supplementary disclosure of cash flows information:
Interest paid	$1,968	$559

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

We are initially focused on improving the management of respiratory distress syndrome (RDS) in premature infants.  RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants.  RDS is the most prevalent respiratory disease in the Neonatal Intensive Care Unit (NICU) and can result in long-term respiratory problems, developmental delay and death.  Our first KL4 surfactant drug product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS, was approved by the United States Food and Drug Administration (FDA) and has been commercially available in the U.S. since November 2013.  SURFAXIN is our KL4 surfactant in liquid form, and is the first synthetic, peptide-containing surfactant approved by the FDA and the only alternative to animal-derived surfactants currently available in the United States (U.S.).

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

AEROSURF® is our investigational combination drug/device product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG).  AEROSURF potentially will enable administration of aerosolized KL4 surfactant to premature infants supported with nCPAP, without invasive intubation and mechanical ventilation.  By enabling delivery of our KL4 surfactant using less invasive procedures, we believe that AEROSURF may address a serious unmet medical need and potentially enable the treatment of a significantly greater number of premature infants with RDS who could benefit from surfactant therapy but are currently not treated.  We are currently conducting a phase 2a clinical trial for AEROSURF for the treatment of RDS in premature infants, which, generally due to slow periods of enrollment, is now expected to conclude in the first quarter of 2015.  We are also preparing for the phase 2b clinical trial and, in connection with that effort, have identified four new clinical sites that will be initiated in November 2014 to assist with completing enrollment in the phase 2a clinical trial.  We expect that these eight sites will be able to apply the experience and knowledge being developed during the phase 2a program to assist with the transition to the next phase of the clinical program.  Based on our recent assessment of our clinical plan, we now expect our phase 2b clinical trial to complete in the first half of 2016.

We are also developing a lyophilized (freeze-dried) dosage form of our KL4 surfactant that is stored as a powder and reconstituted to liquid form prior to use with the objective of improving ease of use for healthcare practitioners, as well as potentially to prolong shelf life and eliminate the need for cold-chain storage.  We are initially developing this dosage form for use in our AEROSURF development program.  We are also engaged in discussions with the FDA to determine if we could gain marketing authorization for a lyophilized dosage form of our KL4 surfactant under a development plan that would be both capital efficient and capable of implementation within a reasonable time.  If feasible, we would likely implement such a development plan and would plan to introduce it commercially as a life-cycle extension of SURFAXIN under the name SURFAXIN LS™, in the U.S. and potentially in other markets.

To support the commercial introduction of SURFAXIN in the U.S. and our other KL4 surfactant pipeline products, if approved, we have our own specialty respiratory critical care commercial and medical affairs team.  This team includes medical professionals with experience in neonatal/pediatric respiratory critical care, and is focused on products that address neonatal indications, beginning with SURFAXIN.  We believe that this team will be able to efficiently introduce our other KL4 surfactant products under development, if approved, including AEROSURF and potentially SURFAXIN LS and future applications of our aerosolized KL4 surfactant.  In addition, we recognize that our commercial and medical affairs team could potentially support introductions of other synergistic pipeline products, including products owned or developed by third parties for the NICU/PICU.  To that end, in appropriate circumstances, we may consider potential transactions focused on securing commercial rights to such synergistic products, including in the form of product acquisitions, in-licensing agreements or distribution, marketing or co-marketing arrangements.

We expect in the future that we may be able to leverage the information, data and know-how that we gain from our development efforts with SURFAXIN and AEROSURF to develop a product pipeline to address serious critical care respiratory conditions in children and adults in pediatric and adult intensive care units (PICUs and ICUs), including potentially acute lung injury (ALI), chronic obstructive pulmonary disease (COPD) and cystic fibrosis (CF).  At the present time, we are concentrating our efforts primarily on the commercial introduction of SURFAXIN and development of AEROSURF through phase 2 clinical trials.  Once we have advanced these objectives, we expect to be in a better position to assess the potential of other development programs to address the critical care needs of patients in the PICU and ICU.

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

As of September 30, 2014, we had cash and cash equivalents of $54.9 million and long-term debt of $30 million ($19.8 million net of discount) under our loan with affiliates of Deerfield Management Company, L.P. (Deerfield) (see, Note 7, “– Deerfield Loan”).  Before any additional financings, including under our ATM Program (see, Note 11 - “At-the-Market Program (ATM Program),” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10‑K)), we anticipate that we will have sufficient cash available to fund our operations and debt service obligations through the third quarter of 2015.

For the next several years, we expect that our cash outflows for marketing, commercial and medical activities, development programs, operations and debt service will outpace the rate at which we may generate revenues.  To execute our business strategy, pay debt obligations and fund our operations over the next several years, we will require significant additional infusions of capital until such time as the net revenues from the sale of approved products and from other sources are sufficient to offset our cash flow requirements.  While we currently intend to retain all rights to commercialize our approved products in the U.S. by ourselves, an important priority for us is to identify strategic transactions that could provide additional capital and strategic resources to support the continued development and commercial introduction of our RDS products in markets outside the U.S.  For our AEROSURF development program, we seek a significant strategic alliance that potentially could provide development, regulatory and commercial market expertise, and, if approved, support the commercial introduction of AEROSURF in the EU and other selected markets outside the U.S.  Such alliances typically also provide financial resources, in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses.  To advance SURFAXIN in markets outside the U.S. where regulatory marketing authorization is facilitated by the information contained in our new drug application (NDA) approved by the FDA, we would consider various financing or collaboration arrangements that could potentially provide regulatory expertise, support the commercial introduction of SURFAXIN in markets outside the U.S., and a sharing of revenues.  Such countries could potentially include those in Latin America, North Africa and the Middle East.  To secure the necessary capital, we also plan to consider other public and private equity offerings, including under our ATM Program, which currently may allow for the sale of up to approximately $23 million of our common stock, as well as other financing transactions, such as secured equipment financing facilities or other similar transactions.

Our future capital requirements will depend upon many factors, primarily our efforts to (i) execute the commercial introduction of SURFAXIN in the U.S.; (ii) assure long-term continuity of supply for our commercial liquid, lyophilized and aerosolized KL4 surfactant drug product, at our manufacturing facility in Totowa, NJ (Totowa Facility) and with CMOs, (iii) advance the AEROSURF development program to completion of the phase 2 clinical trials as planned; (iv) further the development of our CAG for use in a planned phase 3 clinical program and, if approved, early commercial activities, (v) prepare for and conduct an AEROSURF phase 3 clinical program; and (vi) secure one or more strategic alliances or other collaboration arrangements to support our development programs and commercialization of our approved products, if any, in markets outside the U.S.  We believe that we will be better positioned to enter into a significant strategic alliance if we are successful in advancing the commercial introduction of SURFAXIN, and completing and obtaining encouraging results from the AEROSURF phase 2 clinical program within our anticipated time.

Although we currently believe that we will be able to successfully execute our business strategy as planned, there can be no assurance that (i) any of our approved products, including SURFAXIN, will be commercially viable, (ii) that we will be able to execute our long-term manufacturing plan to secure continuity of supply of our SURFAXIN commercial product and our lyophilized and aerosolized KL4 surfactant product candidates, (iii) that our AEROSURF development program will be successful within our anticipated time frame, if at all, (iv) that we will be able to secure regulatory marketing authorization for AEROSURF and our other KL4 surfactant product candidates, in the U.S. and other markets, or (v) that the ATM Program will be available when needed, if at all, or that we will be able to obtain additional capital when needed and on acceptable terms. We will require significant additional capital to sustain operations, satisfy debt obligations, and complete product development and execute the commercial introduction of our KL4 surfactant product candidates, if approved.  Failure to secure the necessary additional capital when needed would have a material adverse effect on our business, financial condition and results of operations.  Even if we succeed in raising additional capital and developing and subsequently commercializing our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

As of September 30, 2014, we had outstanding warrants to purchase approximately 14 million shares of our common stock at various prices, exercisable on different dates into 2019.  Of these warrants, warrants to purchase 7 million shares were issued to Deerfield in connection with the Deerfield Loan at an exercise price of $2.81 per share (Deerfield Warrants).  The Deerfield Warrants may be exercised for cash or on a cashless basis.  In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield Loan in an amount sufficient to satisfy the exercise price of the Deerfield Warrants.  In addition to the Deerfield Warrants, we have outstanding warrants issued in February 2011 to purchase approximately 4.6 million shares of common stock that contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  These warrants currently have an exercise price of $1.50 per share and expire in February 2016.  In addition, in October 2014, we issued to Battelle Memorial Institute (Battelle) warrants to purchase 1.5 million shares of our common stock at an exercise price of $5.00, with a 10-year term, exercisable upon achievement of a development milestone defined in the related Collaboration Agreement with Battelle of the same date, provided that the purchase of 0.5 million shares is subject to the further condition that the milestone be achieved on or before May 31, 2016.  See, Note 9, “– Subsequent Event.”  Although we could receive additional capital from the exercise of any of our outstanding warrants for cash, there can be no assurance that the market price of our common stock will equal or exceed price levels that would make exercise of outstanding warrants likely, that holders of the Deerfield Warrants would choose to exercise their warrants for cash, or that holders of any of our outstanding warrants would choose to exercise any or all of their warrants prior to the applicable warrant expiration dates.  Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

As of September 30, 2014, 250 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 137.2 million shares of common stock were available for issuance and not otherwise reserved.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information in accordance with the instructions to Form10‑Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  There have been no changes to our critical accounting policies since December 31, 2013.  For a discussion of our accounting policies, see, Note 3, “Accounting Policies and Recent Accounting Pronouncements,” to the consolidated financial statements in our 2013 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

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

Inventory

Inventories, which are recorded at the lower of cost or market, include materials, labor, and other direct and indirect costs and are valued at cost using the first-in, first-out method. We capitalize inventories produced in preparation for commercial launch when all regulatory approvals needed to enable the commercial launch of the product are received and the related costs will be recoverable through the commercial sale of the product.  Costs incurred prior to FDA approval of drug products and registration of medical devices are recorded in our statement of operations as research and development expense.  Inventories are evaluated for impairment through consideration of factors such as the net realizable value, lower of cost or market, obsolescence, and expiry.  Inventories do not have carrying values that exceed either cost or net realizable value.

We evaluate our expiry risk by evaluating current and future product demand relative to product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and hospital ordering practices.

Accrued Severance and Retention Costs

A liability for employee severance and retention benefits is recognized when (1) management has committed to a plan of termination; (2) the plan provides sufficient details, such as the employees affected, amounts to be paid, and expected dates of termination and payment; (3) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn; and (4) the plan has been communicated to employees.  The cost of such benefits is accrued over the remaining service period.

In September 2013, we implemented an employee severance and retention plan for employees at our Totowa Facility to minimize employee turnover and encourage employees to remain with us through any potential plant closing.  The plan provides for severance for non-union employees and retention bonuses for management.  If we succeed in our efforts to secure longer-term utilization of the Totowa Facility, the severance plan and retention bonuses will remain in effect.  The total cash amount expected to be paid for severance and retention under this plan through June 2016, assuming a June 2015 plant closing, is approximately $0.9 million.  The plan-related expense for the three and nine months ended September 30, 2014 was $0.1 million and $0.3 million, respectively, and is included in research and development expense and cost of product sales.  The related accrued liability is $0.5 million as of September 30, 2014.

In addition, at the Totowa Facility, there are 13 employees who are subject to a collective bargaining agreement under which they would be eligible to receive severance payments if the Totowa Facility were closed.  The related accrued liability is $0.4 million as of September 30, 2014.

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

Product sales are recorded net of accruals for estimated chargebacks, discounts, specialty distributor deductions and returns.

—	Chargebacks. Chargebacks are discounts that occur when contracted customers purchase directly from our specialty distributor. Contracted customers, which primarily consist of Group Purchasing Organizations member hospitals, generally purchase the product at a discounted price. Our specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. The allowance for specialty distributor chargebacks is based on known sales to contracted customers.

—	Sales discounts. Sales discounts are offered to certain contracted customers based upon a customer’s historical volume of surfactant product purchases. Customers must enter into a Letter of Participation (LOP) with us to receive sales discounts. Sales discounts are periodically adjusted on a prospective basis based upon the customer’s purchases of SURFAXIN, as provided in the LOP. The allowance for sales discounts is based on known sales to contracted customers.

—	Specialty distributor deductions. Our specialty distributor is offered various forms of consideration including allowances, service fees and prompt payment discounts. Specialty distributor allowances and service fees are provided for in our contractual agreement and are generally a percentage of the purchase price paid by the specialty distributor. The specialty distributor is offered a prompt pay discount for payment within a specified period.

—	Returns. Sales of our products are not subject to a general right of return; however, we will accept product that is damaged or defective when shipped or for expired product up to six months subsequent to its expiry date.

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

For the quarters ended September 30, 2014 and 2013, the number of shares of common stock potentially issuable upon the exercise of stock options and warrants was 20.8 million and 15.8 million shares, respectively.   As of September 30, 2014 and 2013, 16.2 million and 10.7 million shares of common stock potentially issuable upon the exercise of stock options and warrants were excluded from the computation of diluted net loss per common share because their impact would have been anti-dilutive.

In accordance with Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” when calculating diluted net loss per common share, a gain associated with the decrease in the fair value of warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of these warrants results in an adjustment to the weighted average common shares outstanding.  We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of warrants classified as derivative liabilities.  For the three months ended September 30, 2014 and 2013, the effect of the adjustments for warrants classified as derivative liabilities was anti-dilutive.  For the nine months ended September 30, 2014 and 2013, the effect of the adjustments for warrants classified as derivative liabilities was dilutive.

The table below provides information pertaining to the calculation of diluted net loss per common share for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss as reported	$(11,324)	$(12,224)	$(33,423)	$(33,486)
Less: income from change in fair value of warrant liability	–	–	(1,993)	(1,525)
Numerator for diluted net loss per common share	$(11,324)	$(12,224)	$(35,416)	$(35,011)

Denominator:
Basic weighted average common shares outstanding	85,209	54,792	85,001	49,235
Dilutive common shares from assumed warrant exercises	–	–	1,120	1,142
Diluted weighted average common shares outstanding	85,209	54,792	86,121	50,377

We do not have any components of other comprehensive income (loss).

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (GAAP) when it becomes effective.  The new standard is effective for us in the annual period ending December 31, 2017, including interim periods within that annual period.  Early application is not permitted.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method nor determined the effect of the standard on our financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact.  Management will also be required to evaluate and disclose whether its plans alleviate that doubt.  The standard defines substantial doubt as when it is probable (i.e., likely) that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable). The ASU is effective for the annual period ending December 31, 2016 and interim periods thereafter.  Early application is permitted.  We are evaluating the effect that ASU 2014-15 will have on our consolidated financial statements and related disclosures.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method nor determined the effect of the standard on our financial reporting.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30, 2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$54,915	$54,915	$–	$–
Certificate of Deposit	325	325	–	–
Total Assets	$55,240	$55,240	$–	$–

Liabilities:
Common stock warrant liability	$3,049	$–	$–	$3,049

	Fair Value	Fair value measurement using
	December 31, 2013	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$86,283	$86,283	$–	$–
Certificate of Deposit	325	325	–	–
Total Assets	$86,608	$86,608	$–	$–

Liabilities:
Common stock warrant liability	$5,425	$–	$–	$5,425

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended September 30, 2014 and 2013:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2013	$5,425
Exercise of warrants	(377)
Change in fair value of common stock warrant liability	(1,999)
Balance at September 30, 2014	$3,049

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2012	$6,305
Change in fair value of common stock warrant liability	(1,627)
Balance at September 30, 2013	$4,678

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

Significant Unobservable Input Assumptions of Level 3 Valuations	September 30, 2014	December 31, 2013

Historical Volatility	46% – 57%	62% – 76%
Expected Term (in years)	0.4 – 1.4	0.4 – 2.1
Risk-free interest rate	0.03% – 0.31%	0.08% – 0.44%

Fair Value of Long-Term Debt

At September 30, 2014, the estimated fair value of the Deerfield Loan was $22.8 million compared to a carrying value, net of discounts, of $19.8 million.  At December 31, 2013, the estimated fair value of the Deerfield Loan was $23.6 million compared to a carrying value, net of discounts, of $18.4 million.  The estimated fair value of the Deerfield Loan was based on discounting the future contractual cash flows to the present value.  This analysis utilizes certain Level 3 unobservable inputs, including current cost of capital.  Considerable judgment is required to interpret market data and to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

Note 5 – Inventory

Inventory is comprised of the following for the periods presented:

(in thousands)	September 30, 2014	December 31, 2013

Inventories, current:
Raw materials	$282	$52
Finished goods, net of reserves	147	60
	429	112
Inventories, non-current:
Raw materials	406	–
Total inventories, net	$835	$112

Raw materials inventory that is not expected to be used in commercial production until more than 12 months from the balance sheet date is classified as a non-current other asset on the balance sheet.  The shelf life of our raw materials is 2‑5 years.

In addition, as of September 30, 2014, we had $0.6 million of raw materials that were purchased prior to October 4, 2013, the date the FDA approved updated SURFAXIN product specifications and enabled the commercial introduction of SURFAXIN.  These raw materials have a carrying value of zero, as the costs to purchase this material were expensed in the period of purchase as research and development expense, and accordingly are not reflected in the inventory balances shown above.  These raw materials are anticipated to be used in manufacturing development, research and development activities and in the manufacture of commercial product.

Inventory reserves as of September 30, 2014 and December 31, 2013 were $2.1 million and $0.5 million, respectively.  Inventory reserves reflect costs of SURFAXIN finished goods inventories that are not anticipated to be recoverable through the commercial sale of the product during the initial launch period due to product expiration.  These reserves ensure that the inventory carrying values do not exceed net realizable value.    Inventory reserves are recorded as a component of cost of goods sold.

Note 6 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815), either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

The form of warrant agreement for the registered warrants that we issued in our February 2010 public offering generally provide that, in the event a related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares upon exercise of the warrants, the holder may exercise the warrants on a cashless basis.  Notwithstanding the availability of cashless exercise, under GAAP, these registered warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities because (i) under federal securities laws, issuing freely-tradable registered shares upon exercise of the warrants may not be within our control in all circumstances, and (ii) the warrant agreements do not expressly provide that there is no circumstance in which we may be required to effect a net cash settlement of the warrants.  The accounting guidance expressly precludes an evaluation of the likelihood that cash settlement could occur.  Accordingly, the February 2010 warrants have been classified as a derivative liability and reported, at each balance sheet date, at estimated fair value determined using the Black-Scholes option-pricing model.

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

Selected terms and estimated fair value of warrants accounted for as derivative are as follows:

				Fair Value of Warrants (in thousands)
Issuance Date	Number of Warrant Shares Issuable	Exercise Price	Warrant Expiration Date	Value at Issuance Date	September 30,	December 31,
					2014	2013

5/13/2009	466,667	$17.25	5/13/2014	$3,360	$–	$–
2/23/2010	916,669	12.75	2/23/2015	5,701	–	6
2/22/2011	4,550,100	1.50	2/22/2016	8,004	3,049	5,419
					$3,049	$5,425

During the three and nine months ended September 30, 2014, holders of the February 2011 warrants exercised warrants to purchase 2,500 and  284,850 shares of common stock for total proceeds of $3,000 and  $426,000, respectively.  No warrants were exercised during the three and nine months ended September 30, 2013.

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

Note 7 – Deerfield Loan

Long-term debt consists solely of amounts due under a $30 million loan (Deerfield Loan) with affiliates of Deerfield Management Company, L.P. (Deerfield) for the periods presented:

(in thousands)	September 30, 2014	December 31, 2013

Note Payable	$30,000	$30,000
Unamortized discount	(10,232)	(11,646)
Long-term debt, net of discount	$19,768	$18,354

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

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cash interest expense	$662	$221	$1,963	$551
Non-cash amortization of debt discounts	504	125	1,414	302
Amortization of debt costs	5	5	15	13
Total interest expense	$1,171	$351	$3,392	$866

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

In connection with the Deerfield Loan, we issued the Deerfield Warrants to purchase 7.0 million shares of our common stock at an exercise price of $2.81 per share that expire on February 13, 2019.  The Deerfield Warrants are derivatives that qualify for an exemption from liability accounting provided in ASC 815 and are classified as equity.  See, Note 9, “– Deerfield Loan,” to the consolidated financial statements in our 2013 Form 10-K.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

	September 30,
	2014	2013

Weighted average expected volatility	100%	110%
Weighted average expected term	5.4 years	4.7 years
Weighted average risk-free interest rate	1.65%	0.74%
Expected dividends	–	–

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research & Development	$313	$210	$860	$551
Selling, General & Administrative	544	431	1,482	1,053
Total	$857	$641	$2,342	$1,604

Note 9 – Subsequent Event

We evaluated all events or transactions that occurred after September 30, 2014 up through the date we issued these financial statements.  During this period, we noted one non-recognized subsequent events as described below:

On October 10, 2014, we entered into the Collaboration Agreement with Battelle providing for the further development of our CAG for potential use in our planned phase 3 clinical program for AEROSURF for the treatment of RDS in premature infants and, if AEROSURF is approved for commercial sale by the FDA or other regulatory authority, initial commercial supply.

Pursuant to the Collaboration Agreement, we and Battelle will work together to (i) define the requirements of the phase 3 CAG and disposable dose packs (together, AEROSURF System) and a detailed project plan for the project (Stage 1), (ii) develop the AEROSURF System in accordance with the project plan (Stage 2), and (iii) complete all required testing, verification and documentation to be in a position to manufacture AEROSURF Systems (Stage 3).  Upon completion of the three-stage project plan, we and Battelle intend to negotiate in good faith to enter into an agreement for the manufacture of AEROSURF Systems for the AEROSURF phase 3 clinical program, and, if AEROSURF is approved, to negotiate in good faith to enter into a supply agreement providing for an initial commercial supply of AEROSURF Systems.

A Steering Committee, comprised of an equal number of members appointed by each party, will oversee the work of the project and attempt to reach consensus on the handling of all matters referred to it.  The foregoing notwithstanding, we will retain final decision-making authority on all matters related to the design, registration, manufacture, packaging, marketing, distribution and sale of the AEROSURF Systems.  We and Battelle will share equally in the costs of Stage 1 activities.  Following completion of Stage 1, we and Battelle will agree on the details and projected costs for Stages 2 and 3.  The parties will share equally in the costs of the project plan for Stages 2 and 3 as set forth in the project plan.  Battelle will bear the entire cost of any cost overruns associated with execution of the project plan and we will bear the entire cost of any increase in the agreed upon project plan costs resulting from changes in the scope of the product requirements as agreed in Stage 1 and set forth in the project plan.

In connection with the Collaboration Agreement, on October 10, 2014, we issued to Battelle two warrants to purchase shares of our common stock, each having an exercise price of $5.00 per share and a term of 10 years, subject to earlier termination under certain circumstances set forth therein, including (i) a warrant to purchase up to 1.0 million shares of our common stock, exercisable upon successful completion by Battelle of the Stage 3 activities (Initial Warrant), and (ii) a warrant to purchase up to 0.5 million shares of our common stock (Additional Warrant; and together with the Initial Warrant, the Battelle Warrants), exercisable if and only if Battelle successfully completes the Stage 3 activities no later than May 31, 2016, which date may be adjusted as provided in the Collaboration Agreement.  We and Battelle have agreed to execute a registration rights agreement providing for the registration of the resale of shares underlying the Battelle Warrants.  The Battelle Warrants may be exercised for cash only, except that, in the event a registration statement is not effective at the time of exercise and if an exemption from registration is otherwise available at that time, the Battelle Warrants may be exercised on a cashless basis.  The Battelle Warrants were issued pursuant to an exemption from registration contained in Regulation D, Rule 506.

In addition to the Battelle Warrants, if Battelle successfully completes the Stage 3 activities, we have agreed to pay Battelle royalties equal to a low single-digit percentage of the worldwide net sales and license royalties on sales of AEROSURF for the treatment of RDS in premature infants, up to an aggregate limit of $25 million.

The term of the Collaboration Agreement will end at the time we fulfill our payment obligations to Battelle, except that the Collaboration Agreement may be terminated by a party under certain circumstances, including (i) a declaration of bankruptcy by either party, (ii) a "failure of purpose" as defined in the Collaboration Agreement, including without limitation, a good faith determination by the parties that the objectives of the AEROSURF clinical program, the FDA registration of AEROSURF, or the expected outcomes of the project plan cannot be achieved, or (iii) a material breach by either party.

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

We are initially focused on improving the management of respiratory distress syndrome (RDS) in premature infants.  RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants.  RDS is the most prevalent respiratory disease in the Neonatal Intensive Care Unit (NICU) and can result in long-term respiratory problems, developmental delay and death.  Our first KL4 surfactant drug product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS, was approved by the United States Food and Drug Administration (FDA) and has been commercially available in the U.S. since November 2013.  SURFAXIN is our KL4 surfactant in liquid form, and is the first synthetic, peptide-containing surfactant approved by the FDA and the only alternative to animal-derived surfactants currently available in the United States (U.S.).

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

We are also developing a lyophilized (freeze-dried) dosage form of our KL4 surfactant that is stored as a powder and reconstituted to liquid form prior to use with the objective of improving ease of use for healthcare practitioners, as well as potentially to prolong shelf life and eliminate the need for cold-chain storage.  We are initially developing this dosage form for use in our AEROSURF development program.  We are also engaged in discussions with the FDA to determine if we could gain marketing authorization for a lyophilized dosage form of our KL4 surfactant under a development plan that would be both capital efficient and capable of implementation within a reasonable time.  If feasible, we would likely implement such a development plan and would plan to introduce it commercially as a life-cycle extension of SURFAXIN under the name SURFAXIN LS™, in the U.S. and potentially in other markets.

To support the commercial introduction of SURFAXIN in the U.S. and our other KL4 surfactant pipeline products, if approved, we have our own specialty respiratory critical care commercial and medical affairs team.  This team includes medical professionals with experience in neonatal/pediatric respiratory critical care, and is focused on products that address neonatal indications, beginning with SURFAXIN.  We believe that this team will be able to efficiently introduce our other KL4 surfactant products under development, if approved, including AEROSURF and potentially SURFAXIN LS and future applications of our aerosolized KL4 surfactant.  In addition, we recognize that our commercial and medical affairs team could potentially support introductions of other synergistic pipeline products, including products owned or developed by third parties for the NICU/PICU.  To that end, in appropriate circumstances, we may consider potential transactions focused on securing commercial rights to such synergistic products, including in the form of product acquisitions, in-licensing agreements or distribution, marketing or co-marketing arrangements.

We expect in the future that we may be able to leverage the information, data and know-how that we gain from our development efforts with SURFAXIN and AEROSURF to develop a product pipeline to address serious critical care respiratory conditions in children and adults in pediatric and adult intensive care units (PICUs and ICUs), including potentially acute lung injury (ALI), chronic obstructive pulmonary disease (COPD) and cystic fibrosis (CF).  At the present time, we are concentrating our efforts primarily on the commercial introduction of SURFAXIN and development of AEROSURF through phase 2 clinical trials.  Once we have advanced these objectives, we expect to be in a better position to assess the potential of other development programs to address the critical care needs of patients in the PICU and ICU.

Business and Pipeline Programs Update

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business,” in our 2013 Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

Following are updates to our products and pipeline programs since the filing of our 2013 Form 10-K:

—	SURFAXIN is the first synthetic, peptide-containing surfactant approved by the FDA and the first such alternative to animal-derived surfactants. We initiated the commercial introduction of SURFAXIN in late 2013. Our commercial and medical teams are working to secure formulary acceptance with hospitals that we believe to be recognized centers of excellence with strong reputations and regional and national influence in the neonatal community, as well as affiliated and regional hospitals. Although not an indicator or predictor of revenue, in most cases, formulary acceptance is a necessary prerequisite to be able to sell SURFAXIN drug product to a hospital. We believe that gaining acceptance with such centers of excellence could enhance our ability to gain acceptance at other regional and national medical centers. We also are focused on providing in-service training to hospitals to assure that SURFAXIN is administered in a safe and consistent manner.

Our experience has suggested that the introduction of our hospital-based products, through the formulary acceptance process, pharmacy intake, delivery to NICUs, in-servicing and training, and actual use, is and will continue to be a lengthy process, and subject to a variety of potential delays and other factors not within our control.  For that reason, we anticipate that revenues from sales of SURFAXIN will be modest in the next several years.  In addition, to better inform the formulary committee review process and properly explain the method of administration and the potential benefits of SURFAXIN, including both potential medical and pharmacoeconomic benefits, we adjusted our approach to emphasize primarily medical education and scientific discussions in our formulary process.  To accomplish this shift, as previously reported, in the second quarter of 2014, we resized and realigned our commercial and medical affairs teams.

We plan to continue to monitor and learn from our progress, and routinely will reassess and adjust our tactical plan and make appropriate additional investments, if needed, to maximize formulary acceptance and SURFAXIN sales revenue.  There can be no assurance, however, that we will succeed in these efforts.

AEROSURF:  We are conducting a phase 2a clinical trial for AEROSURF at four sites and currently are in the second half of our planned enrollments.  This initial trial is an open label, single-dose study with the primary goal of evaluating the safety and tolerability of aerosolized KL4 surfactant drug product administered in escalating inhaled doses in 42 premature infants 29 to 34 weeks gestational age (GA) who are receiving nasal continuous positive airway pressure (nCPAP) for respiratory distress syndrome (RDS), compared to infants receiving nCPAP alone.  In addition, we hope to demonstrate that drug is being effectively delivered into the lungs.  Overall, the rates of enrollment have been slower than expected.  We also have implemented preparatory activities for the planned phase 2b clinical trial and, through this process, have identified four new clinical sites that will begin enrolling patients in the phase 2a clinical trial beginning in November 2014.  We expect that these eight sites, based on their experience and knowledge of AEROSURF from the phase 2a program, will be positioned to be transitioned to the next phase of the clinical program.  Based upon our most recent assessment of the clinical trial plan, we now anticipate completion of the phase 2a clinical trial in the first quarter of 2015, and completion of the phase 2b clinical trial in the first half of 2016.

In October 2014, we entered into a collaboration with Battelle Memorial Institute (Battelle) providing for the further development of our CAG for potential use in our planned phase 3 clinical program for AEROSURF for the treatment of RDS in premature infants and, if AEROSURF is approved, initial commercial supply. We and Battelle have agreed to work together to (i) define the requirements of the phase 3 CAG and disposable dose packs (together, AEROSURF System) and a detailed project plan for the project (Stage 1), (ii) develop the AEROSURF System in accordance with the project plan (Stage 2), and (iii) complete all required testing, verification and documentation to be in a position to manufacture AEROSURF Systems (Stage 3).  Upon completion of the three-stage project plan, we and Battelle intend to negotiate in good faith to enter into an agreement for the manufacture of AEROSURF Systems for the AEROSURF phase 3 clinical program, and, if AEROSURF is approved, to negotiate in good faith to enter into a supply agreement providing for an initial commercial supply of AEROSURF Systems.  We and Battelle will share equally in the costs of Stage 1 activities.  Following completion of Stage 1, we and Battelle will agree on the details and projected costs for Stages 2 and 3.  The parties will share equally in the costs of the project plan for Stages 2 and 3 as set forth in the project plan.  Battelle will bear the entire cost of any cost overruns associated with execution of the project plan and the Company will bear the entire cost of any increase in the agreed upon project plan costs resulting from changes in the scope of the product requirements as agreed in Stage 1 and set forth in the project plan.  Upon completion of the three-stage project plan, we and Battelle intend to negotiate in good faith to enter into an agreement for the manufacture of AEROSURF Systems for the AEROSURF phase 3 clinical program, and, if AEROSURF is approved, to negotiate in good faith to enter into a supply agreement providing for an initial commercial supply of AEROSURF Systems.  See, Note 9, “– Subsequent Event,” in the Notes to Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

If we are able to successfully complete our collaboration with Battelle as currently planned, we anticipate that our investment over the next two years will be approximately $5 million to $8 million for all device development activities to be in a position to manufacture AEROSURF Systems for use in the planned AEROSURF phase 3 clinical program and, if approved, initial commercialization.

—	Manufacturing: We continue to focus on implementing a long-term manufacturing strategy to assure continuity of our KL4 surfactant drug and medical device supply and are pursuing several alternatives.

For SURFAXIN, our approved KL4 surfactant in liquid form, we are actively engaged in discussions with the landlord of our manufacturing facility in Totowa, NJ (Totowa Facility) potentially to secure an extension of our lease, which currently is scheduled to expire on June 30, 2015.  At the present time, our Totowa Facility is the only approved manufacturing facility for SURFAXIN commercial product.  We understand that the landlord is pursuing strategic options for the entire facility.  We are also pursuing potentially manufacturing SURFAXIN using third-party contract manufacturing organizations (CMOs).  At this time, however, we are unable to complete a technology transfer of our SURFAXIN liquid KL4 surfactant manufacturing process in time to secure FDA approval for a new manufacturer of SURFAXIN prior to the scheduled expiration date of our lease.  Accordingly, our primary goal is to secure longer-term utilization of our Totowa Facility.  We cannot provide any assurance that we will be successful.  If we do not succeed, we most likely will experience an interruption in supply of SURFAXIN drug product. See, Item 1A “–Risk Factors.”

We are working with Patheon Manufacturing Services LLC (Patheon, formerly DSM Pharmaceuticals, Inc.) to complete a technology transfer of our lyophilized KL4 surfactant manufacturing process and complete early manufacturing development activities for our lyophilized KL4 surfactant.  Patheon successfully manufactured a sufficient supply of lyophilized KL4 surfactant drug product to support our preclinical drug development activities, development activities for our phase 2 clinic-ready CAG, as well as our ongoing phase 2a clinical trial.  We are working with Patheon to manufacture additional clinical supply to support our phase 2b clinical trial and have entered into a development agreement for the potential further development and manufacture of lyophilized KL4 surfactant for our potential AEROSURF phase 3 clinical program, as well as other potential pipeline development programs.  In addition, we are advised that Patheon intends to close the building in which our development activities have occurred.  As a result, we are implementing a technology transfer of our lyophilized KL4 surfactant manufacturing process to a new location in the Patheon campus in anticipation of manufacturing our lyophilized KL4 surfactant for use in our planned phase 3 clinical trial.

—	In the second quarter of 2014, we secured three additional patents in the U.S., including two patents containing composition of matter and method of making claims for our lyophilized KL4 surfactant, which extend to March 2033, and one related to our novel AFECTAIR® aerosol-conducting airway connector for infants that extends to April 2029. In the third quarter of 2014, we have begun the process to prosecute these patents in various other countries. We believe that these patents are indicative of our efforts to protect the long-term commercial potential of our KL4 surfactant and aerosol delivery technologies. Our lyophilized KL4 surfactant is being developed initially for our AEROSURF development program. Our longer-term goal is to develop our technologies to address other potential indications that could benefit from our proprietary KL4 surfactant.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09,  Revenue from Contracts with Customers, which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (GAAP) when it becomes effective.  The new standard is effective for us in the annual period ending December 31, 2017, including interim periods within that annual period.  Early application is not permitted.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method nor determined the effect of the standard on our financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact.  Management will also be required to evaluate and disclose whether its plans alleviate that doubt.  The standard defines substantial doubt as when it is probable (i.e., likely) that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued (or available to be issued, when applicable).  The ASU is effective for the annual period ending December 31, 2016 and interim periods thereafter.  Early application is permitted.  We are evaluating the effect that ASU 2014-15 will have on our consolidated financial statements and related disclosures.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method nor determined the effect of the standard on our financial reporting.

RESULTS OF OPERATIONS

Net Loss and Operating Loss

The net loss for the three months ended September 30, 2014 and 2013 was $11.3 million (or $0.13 basic net loss per share) and $12.2 million (or $0.22 basic net loss per share), respectively.  Included in the net loss is (i) the change in fair value of certain common stock warrants classified as derivative liabilities, resulting in non-cash income of $0.2 million and non-cash expense of $1.1 million for 2014 and 2013, respectively, and (ii) interest expense of $1.2 million and $0.4 million for 2014 and 2013, respectively, associated with the Deerfield Loan.

The net loss for the nine months ended September 30, 2014 and 2013 was $33.4 million (or $0.39 basic net loss per share) and $33.5 million (or $0.68 basic net loss per share), respectively.  Included in the net loss is (i) the change in fair value of certain common stock warrants classified as derivative liabilities, resulting in non-cash income of $2.0 million and $1.6 million for 2014 and 2013, respectively, and (ii) interest expense of $3.4 million and $0.9 million for 2014 and 2013, respectively, associated with the Deerfield Loan.

The operating loss for the three months ended September 30, 2014 and 2013 was $10.3 million and $10.8 million, respectively.  The decrease in operating loss from 2013 to 2014 was due to a $0.4 million increase in grant revenues.

The operating loss for the nine months ended September 30, 2014 and 2013 was $32.0 million and $34.2 million, respectively.  The decrease in operating loss from 2013 to 2014 was due to a $1.2 million increase in grant revenues and a $0.9 million decrease in operating expenses.

Product Sales

In accordance with our revenue recognition policy, we recognize revenue once product has been sold through to the hospital and all revenue recognition criteria have been met.  For the three and nine months ended September 30, 2014, we recognized revenue in the amount of $106,000 and $176,000, respectively.  No product sales revenue was recognized for the three and nine months ended September 30, 2013.

Grant Revenue

We recognized grant revenue of $0.4 million and $1.5 million, respectively, for the three and nine months ended September 30, 2014.  During the second quarter of 2014, we were awarded the final $1.9 million of a $2.4 million Fast Track Small Business Innovation Research (SBIR) Grant from the National Heart, Lung, and Blood Institute (NHLBI) of the National Institutes of Health (NIH).  This award provides support for the ongoing phase 2a clinical trial for AEROSURF.  Our eligibility to be considered under this grant program was originally confirmed in 2010, and we previously received $0.6 million to support development activities related to our capillary aerosol generator technology.  We expect to utilize the balance of the grant in the fourth quarter of 2014.

We recognized grant revenue of $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively.  The grant funds were received and expended under a $0.6 million SBIR Phase I award from NIH’s National Institute of Allergy and Infectious Diseases (NIAID) Center for Medical Counter Measures Against Radiation and Nuclear Threats to assess the ability of KL4 surfactant to mitigate the effects of acute radiation exposure to the lung, including acute pneumonitis and delayed lung injury.

During the third quarter of 2014, we were awarded a Phase II SBIR grant of $1.0 million from the National Institute of Allergy and Infectious Diseases (NIAID) of the NIH to support the development of our aerosolized KL4 surfactant as a medical countermeasure to mitigate acute and chronic/late-phase radiation-induced lung injury.  Over the next three years, we may be awarded up to an additional $2.0 million as part of this grant.  We did not recognize any revenue from this grant during the quarter ended September 30, 2014.  We expect to utilize the $1.0 million grant beginning in the fourth quarter of 2014 through the first half of 2015.

Cost of product sales

Cost of product sales for the three and nine months ended September 30, 2014 was $0.3 million and $1.8 million, respectively, and primarily represents reserves for SURFAXIN finished goods inventories that are not anticipated to be recoverable through the commercial sale of the product during the initial launch period due to product expiration.

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

The table below summarizes research and development expenses for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Product development and manufacturing	$3,806	$4,769	$10,728	$16,591
Medical and regulatory operations	2,001	1,506	5,848	4,416
Direct preclinical and clinical programs	664	299	2,343	902
Total Research & Development Expenses	$6,471	$6,574	$18,919	$21,909

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively; and $1.4 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i)  manufacturing operations, both in-house and with CMOs, validation activities and quality assurance and analytical chemistry capabilities to support production of drug supply for our KL4 surfactant products used in research and development activities, and of medical devices, including CAG and AFECTAIR devices, (ii) design and development activities related to our CAG device for use in our AEROSURF clinical program; and (iii) pharmaceutical and manufacturing development activities, including development of a lyophilized dosage form of our KL4 surfactant.  These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses for the three months ended September 30, 2014 decreased $1.0 million compared to the same period in 2013, due to (i) investments of $0.7 million in 2013 to complete development activities for our phase 2 clinic-ready CAG device, including work that began in June 2012 with Battelle, which assisted with the device design and testing, and manufactured a supply of clinic-ready CAG devices for use in the initial AEROSURF phase 2a clinical trial, and (ii) $0.3 million in the third quarter of 2013 to support the development of our lyophilized KL4 surfactant manufacturing process at Patheon.

Product development and manufacturing expenses for the nine months ended September 30, 2014 decreased $5.9 million compared to the same period in 2013, due to (i) investments in 2013 of $3.3 million to complete development activities for our phase 2 clinic-ready CAG device for use in our AEROSURF phase 2 clinical trials, (ii) $2.1 million of costs capitalized to SURFAXIN inventory in 2014, and (iii) a reduction of $1.2 million in purchases of APIs used in the manufacture of SURFAXIN commercial drug product and our lyophilized KL4 surfactant for use in preclinical and clinical development activities, including the technology transfer of our KL4 surfactant manufacturing process to Patheon, and activities to prepare for our AEROSURF phase 2 clinical program.

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

Medical and regulatory operations expenses for the three months ended September 30, 2014 increased $0.5 million compared to the same period in 2013 due to a $0.4 million increase in employee-related costs as we strengthen our clinical leadership team and regulatory capabilities to support our AEROSURF development program.

Medical and regulatory operations expenses for the nine months ended September 30, 2014 increased $1.4 million compared to the same period in 2013 due to (i) a $0.8 million increase in employee-related costs as we strengthen our clinical leadership team and regulatory capabilities to support our AEROSURF development program, and (ii) a $0.3 million increase related to our medical affairs capabilities to execute the commercial introduction of SURFAXIN.

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

Direct preclinical and clinical programs expenses for the three months ended September 30, 2014 increased $0.4 million compared to the same period in 2013 due to a $0.3 million increase in AEROSURF clinical trial activities, including ongoing enrollment of the Phase 2a study and initiating the manufacture of clinic-ready CAG devices for the planned AEROSURF Phase 2b clinical study.

Direct preclinical and clinical programs expenses for the nine months ended September 30, 2014 increased $1.4 million compared to the same period in 2013 due to (i) a $1.1 million increase in AEROSURF clinical trial activities, including ongoing enrollment of the Phase 2a study and initial manufacturing of clinic-ready CAG devices for the planned AEROSURF Phase 2b clinical study, and (ii) $0.5 million of preclinical activities in 2014 related to our lyophilized dosage form of our KL4 surfactant.

We anticipate that our expected direct clinical program costs will increase over the next few years as we refine our plans following review of the results and learnings of our phase 2a program and execute the later stages of the planned AEROSURF clinical development program.

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

Our research and development projects have been focused initially on the management of RDS in premature infants, and include (i) SURFAXIN liquid instillate, which was approved by the FDA in 2012 and introduced commercially in 2013, (ii) our lyophilized KL4 surfactant, which we are developing initially for use in our AEROSURF development program and, if we are able to gain FDA agreement for a development program that would be both capital efficient and capable of implementation within a reasonable time, potentially, SURFAXIN LS; (iii) our aerosol delivery technology, in particular the development of a CAG device to support our AEROSURF phase 2 clinical program; and (iv) AEROSURF phase 2 clinical trial activities and preparatory work for the planned AEROSURF phase 3 clinical program.  These and our other development programs are described “Item 1 – Business – Proprietary Platform – Surfactant and Aerosol Technologies,” and “‑ Surfactant Replacement Therapy for Respiratory Medicine” in our 2013 Form 10-K, and in our other periodic filings with the SEC.

To prepare for initiation of our planned AEROSURF phase 2b clinical trial and the phase 3 clinical program, we plan to make additional investments in our development capabilities, including for manufacturing development of our lyophilized KL4 surfactant, further development of a CAG device under our collaboration with Battelle, and the conduct of the planned clinical trials.  In particular, we anticipate that direct clinical program costs for AEROSURF will increase significantly over the next few years as we refine our plans following review of the results and learnings of our phase 2a program and execute the later stages of the planned AEROSURF clinical development program.

At the present time, we are focusing our efforts primarily on the commercial introduction of SURFAXIN and the development of AEROSURF through the phase 2 clinical trials to the planned phase 3 clinical program.  We believe, however, that in the future we may be able to leverage the information, data and know-how that we gain from our work with SURFAXIN and AEROSURF to support development of a robust product pipeline that could address serious critical care respiratory conditions in larger children and adults in PICUs and ICUs, including potentially ALI, COPD and CF.

The reader is referred to and encouraged to review updates to the Pipeline Programs in “– Overview,” and “– Business and Pipeline Programs Update” at the beginning of this MD&A, which are incorporated herein and contain important updates and information necessary and important to this discussion.  See also, “– Liquidity and Capital Resources.”

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, General and Administrative Expenses	$4,126	$4,299	$12,995	$12,648

Selling, general and administrative expenses consist of the costs of sales and marketing activities, executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facilities and other administrative costs.

Change in Fair Value of Common Stock Warrant Liability

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Change in fair value of common stock warrant liability	$173	$(1,059)	$1,999	$1,627

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815) , either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  Derivative warrant liabilities are valued at the date of initial issuance and as of each subsequent balance sheet date using the Black-Scholes or trinomial pricing models, depending on the terms of the applicable warrant agreement.  Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”  See, Note 6, “– Common Stock Warrant Liability,” in the Notes to Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q, and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Change in Fair Value of Common Stock Warrant Liability” our 2013 Form 10-K.

Changes in the fair value of common stock warrant liability generally are due to changes in our common stock share price during the periods.

Other Income and (Expense)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income	$2	$1	$6	$2
Interest expense	(1,172)	(353)	(3,396)	(873)
Other income / (expense), net	$(1,170)	$(352)	$(3,390)	$(871)

Interest income consists of interest earned on our cash and cash equivalents.  To ensure preservation of capital, we invest our cash in an interest bearing operating cash account and a U.S. treasury-based money market fund.

Interest expense consists of interest expense associated with the Deerfield Loan (see, Note 7, “– Deerfield Loan,” in the Notes to Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q) and interest expense incurred under our equipment financing facilities.  Amounts outstanding under the Deerfield Loan as of September 30, 2014 and 2013 were $30.0 million and $10.0 million, respectively.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cash interest expense	$662	$221	$1,963	$551
Non-cash amortization of debt discounts	504	125	1,414	302
Amortization of debt costs	5	5	15	13
Total interest expense	$1,171	$351	$3,392	$866

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

As of September 30, 2014, we had cash and cash equivalents of $54.9 million and long-term debt of $30 million ($19.8 million net of discount) under our loan with affiliates of Deerfield Management Company, L.P. (Deerfield) (see, Note 7, “– Deerfield Loan,” in the Notes to Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q).  Before any additional financings, including under our ATM Program (see, Note 11 - “At-the-Market Program (ATM Program),” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10‑K)), we anticipate that we will have sufficient cash available to fund our operations and debt service obligations through the third quarter of 2015.

For the next several years, we expect that our cash outflows for marketing, commercial and medical activities, development programs, operations and debt service will outpace the rate at which we may generate revenues.  To execute our business strategy, pay debt obligations and fund our operations over the next several years, we will require significant additional infusions of capital until such time as the net revenues from the sale of approved products and from other sources are sufficient to offset our cash flow requirements.  While we currently intend to retain all rights and commercialize our approved products in the U.S. by ourselves, an important priority for us is to identify strategic transactions that could provide additional capital and strategic resources to support the continued development and commercial introduction of our RDS products in markets outside the U.S.  For our AEROSURF development program, we seek a significant strategic alliance that potentially could provide development, regulatory and commercial market expertise, and, if approved, support the commercial introduction of AEROSURF in the EU and other selected markets outside the U.S.  Such alliances typically also provide financial resources, in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses.  To advance SURFAXIN in markets outside the U.S. where regulatory marketing authorization is facilitated by the information contained in our new drug application (NDA) approved by the FDA, we would consider various financing or collaboration arrangements that could potentially provide regulatory expertise, support the commercial introduction of SURFAXIN in markets outside the U.S., and a sharing of revenues.  Such countries could potentially include those in Latin America, North Africa and the Middle East.  To secure the necessary capital, we also plan to consider other public and private equity offerings, including under our ATM Program, which currently may allow for the sale of up to approximately $23 million of our commons stock, as well as other financing transactions, such as secured equipment financing facilities or other similar transactions.

Our future capital requirements will depend upon many factors, primarily our efforts to (i) execute the commercial introduction of SURFAXIN in the U.S.; (ii) assure long-term continuity of supply for our commercial liquid, lyophilized and aerosolized KL4 surfactant drug product, at our manufacturing facility in Totowa, NJ (Totowa Facility) and with CMOs, (iii) advance the AEROSURF development program to completion of the phase 2 clinical trials as planned; (iv) further the development of our CAG for use in a planned phase 3 clinical program and, if approved, early commercial activities, (v) prepare for and conduct an AEROSURF phase 3 clinical program; and (vi) secure one or more strategic alliances or other collaboration arrangements to support our development programs and commercialization of our approved products, if any, in markets outside the U.S.  We believe that we will be better positioned to enter into a significant strategic alliance if we are successful in advancing the commercial introduction of SURFAXIN, and completing and obtaining encouraging results from the AEROSURF phase 2 clinical program within our anticipated time.

Although we currently believe that we will be able to successfully execute our business strategy as planned, there can be no assurance that (i) any of our approved products, including SURFAXIN, will be commercially viable, (ii) that we will be able to execute our long-term manufacturing plan to secure continuity of supply of our SURFAXIN commercial product and our lyophilized and aerosolized KL4 surfactant product candidates, (iii) that our AEROSURF development program will be successful within our anticipated time frame, if at all, (iv) that we will be able to secure regulatory marketing authorization for AEROSURF and our other KL4 surfactant product candidates, in the U.S. and other markets, or (v) that the ATM Program will be available when needed, if at all, or that we will be able to obtain additional capital when needed and on acceptable terms. We will require significant additional capital to sustain operations, satisfy debt obligations, and complete product development and execute the commercial introduction of our KL4 surfactant product candidates, if approved.  Failure to secure the necessary additional capital when needed would have a material adverse effect on our business, financial condition and results of operations.  Even if we succeed in raising additional capital and developing and subsequently commercializing our product candidates, we may never achieve sufficient sales revenue to achieve or maintain profitability.

As of September 30, 2014, we had outstanding warrants to purchase approximately 14 million shares of our common stock at various prices, exercisable on different dates into 2019.  Of these warrants, warrants to purchase 7 million shares were issued to Deerfield in connection with the Deerfield Loan at an exercise price of $2.81 per share (Deerfield Warrants).  The Deerfield Warrants may be exercised for cash or on a cashless basis.  In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield Loan in an amount sufficient to satisfy the exercise price of the Deerfield Warrants.  In addition to the Deerfield Warrants, we have outstanding warrants issued in February 2011 to purchase approximately 4.6 million shares of common stock that contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  These warrants currently have an exercise price of $1.50 per share and expire in February 2016.  In addition, in October 2014, we issued to Battelle Memorial Institute (Battelle) warrants to purchase 1.5 million shares of our common stock at an exercise price of $5.00, with a 10-year term, exercisable upon achievement of a development milestone defined in the related Collaboration Agreement with Battelle of the same date, provided that the purchase of .5 million shares is subject to the further condition that the milestone be achieved on or before May 31, 2016.  See, Note 9, “– Subsequent Event,” in the Notes to Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.  Although we could receive additional capital from the exercise of any of our outstanding warrants for cash, there can be no assurance that the market price of our common stock will equal or exceed price levels that would make exercise of outstanding warrants likely, that holders of the Deerfield Warrants would choose to exercise their warrants for cash, or that holders of any of our outstanding warrants would choose to exercise any or all of their warrants prior to the applicable warrant expiration dates.  Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

As of September 30, 2014, 250 million shares of common stock were authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 137.2 million shares of common stock were available for issuance and not otherwise reserved.

Cash Flows

As of September 30, 2014, we had cash and cash equivalents of $54.9 million compared to $86.3 million as of December 31, 2013.  Cash outflows before financing activities for the nine months ended September 30, 2014 consisted of $31.1 million used for ongoing operating activities and $0.7 million for purchases of property and equipment.  Cash provided by financing activities were $0.4 million of proceeds from the exercise of warrants and stock options.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $31.1 million and $30.4 million, respectively.  Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 represents capital expenditures of $0.7 million and $0.2 million, respectively.  The increase in capital expenditures is due to timing of routine equipment purchases.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $0.4 million and $24.9 million, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2014 represents proceeds from the exercise of warrants and stock options.  Net cash provided by financing activities for the nine months ended September 30, 2013 includes proceeds of $15.1 million pursuant to a common stock offering and the first advance in February 2013 of $10.0 million ($9.9 million, net) under the Deerfield Loan.

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.  In May 2014, we filed with the SEC a universal shelf registration statement on Form S-3 (No. 333-196420) (2014 Universal Shelf) that was declared effective on June 13, 2014 for the proposed offering from time to time of up to $250 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering.  The 2014 Universal Shelf replaces an expired 2011 Universal Shelf.  As of September 30, 2014, after reserves for outstanding unexercised warrants and amounts remaining under our ATM Program, approximately $199.0 million remained available under the 2014 Universal Shelf.  The 2014 Universal Shelf will expire in June 2017.

At-the-Market Program (ATM Program)

We have an ATM Program with Stifel, Nicolaus & Company, Incorporated (Stifel), under which Stifel, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $25 million of our common stock over a three-year period ending February 11, 2016.  We are not required to sell any shares at any time during the term of the ATM Program.  We have agreed to pay Stifel a commission of 3% of gross proceeds of any sales of shares.  See, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – At-the-Market Program (ATM Program) – Stifel ATM Program,” in our 2013 Form 10-K.  As of September 30, 2014, approximately $23 million shares of common stock remained available under the ATM Program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our efforts to achieve formulary acceptance of SURFAXIN®, and to educate the medical community and third-party payers regarding the benefits of SURFAXIN will require significant, focused and competent resources and we may not be successful in achieving our objectives.  If we are unable to achieve formulary acceptance in our target hospitals, the revenues we generate from sales likely will be limited, which could have a material adverse effect on our operations, and our commercial and development programs.

We initiated the commercial introduction of SURFAXIN in late 2013.  SURFAXIN product sales are expected to constitute most, if not all, of our total revenue from product sales over the next several years.  If we fail to successfully commercialize SURFAXIN for any reason, we will be exposed to the following risks, among others:

—	Our ability to achieve broad market acceptance of our other KL4 surfactant products by physicians, respiratory therapists, nurses and other personnel in the NICU and elsewhere in the hospital, as well as patients, healthcare payers and others in the medical community in general, may be negatively impacted, which could impair our ability to develop, and if approved, commercialize other KL4 surfactant products.

—	The market price of our stock could be adversely affected, which may make it more difficult to attract strategic partners or enter into collaboration or other agreements, conduct equity financing transactions and maintain compliance with the listing requirements of The Nasdaq Capital Market.

—	We may be unable to pay our debt service. We have pledged substantially all of our assets to secure our obligations under our $30 million Deerfield Loan. If we were to fail in the future to make any required payment under the Deerfield Loan or fail to comply with the covenants contained in the facility agreement and other related agreements, we would be in default regarding that indebtedness, which would enable the lenders to foreclose on the assets securing such debt and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

Our long-term manufacturing strategy includes potentially manufacturing our KL4 surfactant at our Totowa Facility, and relying on third parties to manufacture our approved products as well as our drug product and medical device candidates, all of which expose us to risks that may affect our ability to maintain supplies of our commercial products and/or delay our research and development activities, and potential regulatory approval and commercialization of our drug product and medical device candidates.

We currently manufacture SURFAXIN at our manufacturing operations in Totowa, New Jersey (Totowa Facility), for which our lease is currently scheduled to expire in June 2015.  Under our Collaboration Agreement with Battelle, we will negotiate in good faith for the manufacture of AEROSURF Systems for planned phase 2 clinical program and, if approved, initial commercialization.  We also manufacture our lyophilized KL4 surfactant, CAG, WARMING CRADLE® and AFECTAIR® devices with CMOs.  Our manufacturing plans could expose us to the following risks:

—	We are currently in discussions with our landlord to potentially secure long-term utilization of that facility. We cannot provide any assurance that we will succeed, and if we are unsuccessful, we most likely will experience an interruption in supply of SURFAXIN drug product.

—	In seeking to identify CMOs to manufacture products on our behalf, we may be unable to identify manufacturers with whom we might establish appropriate arrangements on acceptable terms, if at all, because the number of potential CMOs is limited and the FDA must approve any replacement CMO. This approval could require one or more pre-approval inspections as well as a potentially lengthy qualification process. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our approved products. It could take as long as 2 years for a CMO to be qualified and receive regulatory approval.

—	We may implement a plan to execute a technology transfer of our manufacturing process to a CMO and, after investing significant time and resources, learn that the CMO we chose is unable to successfully complete the technology transfer and manufacture our products in accordance with our plan.

—	CMOs might be unable to manufacture our products in the volume and to our specifications to meet our commercial, preclinical and clinical needs, or we may have difficulty scheduling the production of drug product and devices in a timely manner to meet our timing requirements.

—	CMOs may not perform as agreed, may not remain in the CMO business for a lengthy time, or may refuse to renew an expiring agreement as expected, or may fail to produce a sufficient supply to meet our commercial and/or clinical needs.

—	CMOs are subject to ongoing periodic unannounced inspection by the FDA, international health authorities, registered Notified Bodies, the U.S. Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with current good manufacturing practices (cGMP) and/or quality system regulations (QSR) and other government regulations and corresponding foreign standards. We do not have control over a CMO’s compliance with these regulations and standards.

—	Should we desire to make our drug products and/or devices available outside the U.S. for commercial or clinical purposes, our CMOs would become subject to, and may be unable to comply with, corresponding cGMPs and QSRs of foreign regulators having jurisdiction over our activities abroad. Such failures could restrict our ability to execute our business strategies.

—	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not have rights to, or may have to share, the intellectual property rights to any such innovation. We may be required to pay fees or other costs for access to such improvements.

Each of the foregoing risks and others could create uncertainty concerning our ability to maintain continuous supply of our products and product candidates, delay our commercial manufacturing plans and our development programs, as well as the approval, if any, of our product candidates, by the FDA or foreign regulator, or result in higher costs or deprive us of potential product revenues.  Failure to succeed in our efforts could result in interruptions in our manufacturing capabilities and result in potential shortages of drug product, which could have a material adverse effect on our business and results of operations.

Our clinical development program for AEROSURF® involves significant risks and uncertainties that are inherent in the clinical development and regulatory approval processes.  Our clinical trials may be delayed, or fail, which would harm our business prospects.

Our ongoing AEROSURF phase 2a clinical trial is the first of a series of clinical trials that will be needed to gain marketing authorization for AEROSURF.  We could experience delays that could have a significant impact on our time line for completion of such trials.  Generally, clinical programs take two to five years or more to complete and may be delayed by a number of factors.  We may not reach agreement with the FDA or a foreign regulator on the design of any one or more of the clinical trials necessary for approval, or we may be unable to reach agreement on a single design that would permit us to conduct a single clinical program in multiple jurisdictions.  Conditions imposed by the FDA and foreign regulators on our clinical program could significantly increase the time required to complete, and the costs of conducting, clinical trials.  For example, we may not be successful in achieving a study design that is acceptable to both the FDA and regulators in other countries, which would cause us to limit the scope of our activities or greatly increase our investment.  Like many biotechnology companies, even after obtaining promising preliminary findings or results in earlier preclinical studies and clinical trials, we may suffer significant setbacks in any stage of our clinical trials.  Clinical data is susceptible to varying interpretations that may delay, limit or prevent regulatory approval.  In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials.

The timing and completion of current and planned clinical trials of our product candidates depend on many factors, including the rate at which patients are enrolled.  Delays in patient enrollment in clinical trials may occur, which would be likely to result in increased costs, program delays, or both.  Patient enrollment is a function of many factors, including:

—	the number of clinical sites;
—	the size of the patient population;
—	the eligibility and enrollment criteria for the study;
—	the willingness of patients’ parents or guardians to participate in the clinical trial;
—	the existence of competing clinical trials;
—	the existence of alternative available products; and
—	geographical and geopolitical considerations.

In addition, if in our clinical trials we succeed in achieving our patient enrollment targets, our patients could suffer adverse medical events or side effects that are known to be associated with surfactant administration, such as a decrease in the oxygen level of the blood, or currently unknown to us.  It is also possible that our AEROSURF Clinical Trial (ACT) Steering Committee, the Safety Review Committee (SRC), the FDA, or we could interrupt, delay or halt any one or more of our clinical trials for AEROSURF or any of our product candidates.  For example, in our phase 2a AEROSURF clinical trial, we have observed known complications of prematurity expected in this patient population.  We have seen numerically more pneumothoraces in the AEROSURF-treated group at a rate within the range reported for this population in medical literature.  Otherwise, the adverse event profile of the AEROSURF-treated group is generally comparable to the control group. These data have been reviewed with our medical advisors, expert consultants and SRC members, and they will continue to do so as the trial proceeds.  If our ACT Steering Committee, the SRC, any regulator or we believe that study participants face unacceptable health risks, any one or more of our clinical trials could be suspended or terminated.  In addition, clinical trials may be interrupted, delayed or halted, in whole or in part, for reasons other than health and safety concerns, including, among other things, matters related to the design of the study, drug availability, ACT Steering Committee and/or SRC recommendation, or business reasons.  Even if we timely complete a clinical trial, we may fail to achieve the desired endpoints.

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

Our operations have consumed substantial amounts of cash since inception.  As of September 30, 2014, we had cash and cash equivalents of approximately $56 million and $30 million of long-term debt under our Deerfield Loan.  Before any additional financings, including under our ATM Program, we anticipate that we will have sufficient cash available to support our current operations and debt service obligations through the third quarter of 2015.

We expect to continue to require significant additional infusions of capital to be able to execute key components of our long-term business strategy.  For example, we expect to make potentially significant additional investments to (i) secure our long-term manufacturing capabilities for our liquid and lyophilized KL4 surfactant drug product, (ii) further the development of our CAG for use in a potential phase 3 clinical program and potential commercial applications, and (iii) prepare for, initiate and conduct a potential AEROSURF phase 3 clinical program.

If we were unable to secure the additional capital when needed, if at all, on terms that are acceptable, our long-term business strategy would be adversely affected.

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

Discovery Laboratories, Inc.
(Registrant)

Date: November 7, 2014	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ John Tattory
John Tattory
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1
Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Discovery Laboratories, Inc. (Discovery) filed on June 10, 2014.
Incorporated by reference to Exhibit 3.1 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on August 7. 2014.

3.2	Amended and Restated By-Laws of Discovery, as amended effective September 3, 2009.	Incorporated by reference to Exhibit 3.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on September 4, 2009.

4.1	Form of Warrant to Purchase Common Stock issued in February 2010.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 18, 2010.

4.2	Warrant Agreement, dated as of April 30, 2010, by and between Discovery and PharmaBio.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 28, 2010.

4.3	Warrant Agreement dated June 11, 2010 by and between Kingsbridge Capital Limited and Discovery.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2010.

4.4	Form of Series I Warrant to Purchase Common Stock issued on June 22, 2010 (Five-Year Warrant).	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 17, 2010.

4.5	Warrant Agreement, dated as of October 12, 2010, by and between Discovery and PharmaBio.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on October 13, 2010.

4.6	Form of Series I Warrant to Purchase Common Stock issued on February 22, 2011 (Five-Year Warrant).	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2011.

4.9+
Form of Warrant dated February 13, 2013, issued to affiliates of Deerfield Management Co., LLP (Deerfield) under a Facility Agreement dated as of February 13, 2012 (Facility Agreement) between Discovery and Deerfield.
Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 14, 2013.

4.10+	Form of Warrant dated December 3, 2013, issued to Deerfield on December 3, 2013 under the Facility Agreement.	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 6, 2013.

Exhibit No.	Description	Method of Filing

4.11
Warrant, dated as of October 10, 2014, issued to Battelle Memorial Institute (Battelle) under a Collaboration Agreement dated as of October 10, 2014 (Collaboration Agreement), between Battelle and Discovery
Filed herewith.

4.12	Second Warrant, dated as of October 10, 2014, issued to Battelle under the Collaboration Agreement	Filed herewith.

10.1*	Collaboration Agreement dated as of October 10, 2014, by and between Battelle and Discovery.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1
The following consolidated financial statements from the Discovery Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and September 30, 2013, and (v) Notes to consolidated financial statements.

Exhibit No.	Description	Method of Filing

101.INS	Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

+       Confidential treatment requested and granted by the Commission as to certain portions of these exhibits.  Such portions have been redacted and filed separately with the Commission.

*       Confidential treatment requested as to certain portions of these exhibits.  Such portions have been redacted and filed separately with the Commission.