Form 10-Q
period 2015-03-31
DISCOVERY LABORATORIES INC /DE/
filed 2015-05-11
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, there were outstanding 85,748,500 shares of the registrant’s common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Discovery Laboratories, Inc., and its wholly owned, presently inactive subsidiary, Acute Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements provide our current expectations about future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time during which our existing resources will enable us to fund our operations.  Forward-looking statements also include our financial, clinical, and manufacturing plans, and our expectations related to our development plans and regulatory strategy to secure marketing authorization for our products under development, starting with AEROSURF®; our research and development programs, planning for development activities, anticipated timing of clinical trials and potential development milestones, for our KL4 surfactant pipeline, and our capillary aerosol generator (CAG) for delivery of aerosolized medications; our expectations, timing and anticipated outcomes of submitting regulatory filings for our products; our plans for the manufacture and procurement of our KL4 surfactant, active pharmaceutical ingredients (APIs), excipients, materials and medical devices; and plans regarding potential strategic alliances and other collaborative arrangements to develop, manufacture and market our products.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Examples of the risks and uncertainties include, but are not limited to:

•	the risk that following our decision in April 2015 to cease the commercialization of SURFAXIN®, our inability to generate revenues for the next several years may make it more difficult to secure the additional capital (whether from strategic alliances, equity financings or other sources) we will require when needed, if at all, to continue our operations, fund our debt service, and support our development program for AEROSURF for respiratory distress syndrome, as well as potential research and development activities for our other KL4 surfactant product candidates, which ultimately could have a material adverse effect on our business, financial condition and results of operations. To the extent that we raise capital through additional equity financings, such additional financings would result in equity dilution;

•	the risk that our AEROSURF phase 2 clinical program may be interrupted, delayed, or fail, which will harm our business;

•	risks relating generally to our research and development activities, which among other things may involve time-consuming and expensive preclinical studies and potentially multiple clinical trials that may be subject to significant delays or regulatory holds or fail;

•	the risk that we may be unable to enter into strategic alliances and/or collaboration agreements that would assist and support us with the development of our KL4 surfactant products, beginning with AEROSURF, and, if approved, commercialization of AEROSURF in markets outside the U.S.; and potentially support the development and, if approved, commercialization, of our other pipeline products;

•	risks relating to our ability to manage our limited resources effectively and timely modify our business strategy as needed to respond to developments in our research and development activities, as well as in our business, our industry and other areas of concern;

•	risks relating to the transfer of our manufacturing technology to contract manufacturing organizations (CMOs) and assemblers;

•	risks relating to our CMOs' ability to manufacture our KL4 surfactant in lyophilized dosage form, which must be processed in an aseptic environment and tested using sophisticated and extensive analytical methodologies and quality control release and stability tests;

•	risks relating to our and our CMOs’ ability to develop and manufacture combination drug/device products based on our CAG technology for preclinical and clinical studies of our product candidates and, ultimately if approved, for commercialization;

•	the risk that we, our CMOs or any of our third-party suppliers, many of which are single-source providers, may encounter problems in manufacturing our KL4 surfactant drug product and the APIs used in the manufacture of our drug products, CAG devices and other materials on a timely basis or in an amount sufficient to support our needs;

•	risks relating to our pledge of substantially all of our assets to secure our obligations under our loan facility (Deerfield Loan) with affiliates of Deerfield Management Company, L.P. (Deerfield), which could make it more difficult for us to secure additional capital to satisfy our obligations and require us to dedicate cash flow to payments for debt service, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other investment; moreover, we may be required to seek the consent of Deerfield to enter into certain strategic transactions;

•	risks that unfavorable credit and financial markets may adversely affect our ability to fund our activities, through our ATM Program or otherwise, and that our ATM Program may be exhausted or expire in February 2016 unutilized; and that additional equity financings could result in substantial equity dilution or result in a downward adjustment to the exercise price of five-year warrants that we issued in February 2011 (which contain price-based anti-dilution adjustments);

•	risks related to our efforts to gain regulatory approval in the U.S. and elsewhere for our drug products, medical device and combination drug/device product candidates, including AEROSURF, and our lyophilized KL4 surfactant, which we are developing to be the drug component of AEROSURF;

•	the risk that we and the U.S. Food and Drug Administration (FDA) or other regulatory authorities will not be able to agree on matters raised during the regulatory review process, or that we may be required to conduct significant additional activities to potentially gain approval of our product candidates, if ever; and

•	other risks and uncertainties as detailed in “Risk Factors” in our most recent Annual Report on Form 10‑K filed with the Securities and Exchange Commission (SEC) on March 16, 2015, and our other filings with the SEC and any amendments thereto, and in the documents incorporated by reference in this report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,583	$44,711
Inventory, net	–	27
Prepaid expenses and other current assets	576	821
Total current assets	36,159	45,559

Property and equipment, net	1,665	1,637
Restricted cash	225	225
Other assets	73	78
Total assets	$38,122	$47,499
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$702	$350
Accrued expenses	7,224	6,116
Deferred revenue	–	43
Common stock warrant liability	1,289	1,258
Equipment loans, current portion	42	62
Total current liabilities	9,257	7,829

Long-term debt, $30,000 net of discount of $9,143 at March 31, 2015 and $9,698 at December 31, 2014	20,857	20,302
Other liabilities	196	169
Total liabilities	30,310	28,300
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 250,000,000 shares authorized; 85,769,392 and 85,607,806 shares issued at March 31, 2015 and December 31, 2014, respectively; 85,748,500 and 85,586,914 shares outstanding at March 31, 2015 and December 31, 2014, respectively	86	86
Additional paid-in capital	546,967	546,175
Accumulated deficit	(536,187)	(524,008)
Treasury stock (at cost); 20,892 shares	(3,054)	(3,054)
Total stockholders’ equity	7,812	19,199
Total liabilities & stockholders’ equity	$38,122	$47,499

See notes to consolidated financial statements.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues:
Product sales	$7	$28
Grant revenue	184	3
	191	31
Expenses:
Cost of product sales	929	781
Research and development	7,082	5,590
Selling, general and administrative	3,353	4,423
	11,364	10,794
Operating loss	(11,173)	(10,763)

Change in fair value of common stock warrant liability	(31)	378

Other income / (expense):
Interest and other income	233	2
Interest and other expense	(1,208)	(1,093)

Other income / (expense), net	(975)	(1,091)

Net loss	$(12,179)	$(11,476)

Net loss per common share – Basic and diluted	$(0.14)	$(0.14)

Weighted-average number of common shares outstanding – basic and diluted	85,589	84,728

See notes to consolidated financial statements.

DISCOVERY LABORATORIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(12,179)	$(11,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425	149
Provision for excess inventory	(174)	766
Stock-based compensation and 401(k) Plan employer match	792	954
Fair value adjustment of common stock warrants	31	(378)
Amortization of discount on long-term debt	555	439
Changes in:
Inventory	201	(1,083)

Accounts receivable	–	67
Prepaid expenses and other current assets	245	75
Accounts payable	352	1,145
Accrued expenses	1,108	(1,059)
Deferred revenue	(43)	(54)
Other liabilities	27	176

Net cash used in operating activities	(8,660)	(10,279)

Cash flows from investing activities:

Purchase of property and equipment	(448)	(497)

Net cash used in investing activities	(448)	(497)

Cash flows from financing activities:

Proceeds from exercise of common stock options	–	31
Proceeds from exercise of common stock warrants	–	423
Repayment of equipment loans	(20)	(19)

Net cash (used in) provided by financing activities	(20)	435

Net decrease in cash and cash equivalents	(9,128)	(10,341)

Cash and cash equivalents – beginning of period	44,711	86,283

Cash and cash equivalents – end of period	$35,583	$75,942

Supplementary disclosure of cash flows information:

Interest paid	$649	$649

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

Discovery Laboratories, Inc. (referred to as “we,” “us,” or the “Company”) is a specialty biotechnology company focused on developing aerosolized KL4 surfactant therapies for respiratory diseases.  Our proprietary technology platforms include a novel synthetic peptide-containing (KL4) surfactant, that is structurally similar to pulmonary surfactant, and proprietary drug delivery technologies being developed to enable efficient delivery of aerosolized KL4 surfactant.  Surfactants are produced naturally in the lung and are essential for normal respiratory function and survival.  We believe that our proprietary technologies may make it possible to develop a pipeline of aerosolized surfactant products to address a variety of respiratory diseases for which there are few or no approved therapies.

Our development programs have been focused initially on improving the management of respiratory distress syndrome (RDS) in premature infants.  RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants.  RDS is the most prevalent respiratory disease in the neonatal intensive care unit (NICU) and can result in long-term respiratory problems, developmental delay and death.  Our first KL4 surfactant drug product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS, was approved by the United States Food and Drug Administration (FDA) in 2012.  Despite significant investments in SURFAXIN, revenue growth was slower than expected.  In mid-April 2015, after evaluating potential strategic alternatives, none of which could be accomplished on acceptable terms within a reasonable period, we announced that we are ceasing the commercialization of SURFAXIN to conserve our resources to advance the AEROSURF® clinical program.

Premature infants with severe RDS currently are treated with surfactants that can only be administered by endotracheal intubation supported with mechanical ventilation, invasive procedures that may each result in serious respiratory conditions and other complications.  To avoid such complications, many neonatologists treat premature infants with less severe RDS using less invasive means, typically nasal continuous positive airway pressure (nCPAP).  Unfortunately, a significant number of premature infants will respond poorly to nCPAP (an outcome referred to as nCPAP failure) and may require delayed surfactant therapy.  Since neonatologists cannot predict which infants are likely to experience nCPAP failure, neonatologists are faced with difficult choices in treating infants with less severe RDS.  This is because the medical outcomes for infants who experience nCPAP failure and receive delayed surfactant therapy may be less favorable than the outcomes for infants who receive surfactant therapy in the first hours of life.

AEROSURF is an investigational combination drug/device product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG) technology.  With AEROSURF, neonatologists potentially will be able to administer aerosolized KL4 surfactant to premature infants supported with nCPAP alone, without having to resort to invasive intubation and mechanical ventilation.  By enabling delivery of our aerosolized KL4 surfactant using less invasive means, we believe that AEROSURF will address a serious unmet medical need and potentially enable the treatment of a significantly greater number of premature infants with RDS who could benefit from surfactant therapy but are currently not treated.  We recently completed enrollment in our AEROSURF phase 2a clinical trial in premature infants 29 to 34 week gestational age (GA) with RDS and are on track to release the results in mid-May.  We currently are preparing for the next phase of this clinical program, which will include evaluating the safety and tolerability of aerosolized KL4 surfactant in premature infants 26 to 28 week GA, as well as the planned AEROSURF phase 2b clinical program.

In the future, we expect to leverage the information, data and knowledge that we gain from our development efforts with SURFAXIN and AEROSURF to support development of a potential product pipeline to address serious critical care respiratory conditions in children and adults in pediatric and adult intensive care units.  While we currently are focused primarily on the development of AEROSURF through phase 2 clinical trials in RDS, we have explored and plan in the future to explore potential opportunities to address such respiratory conditions as acute lung injury (ALI), including acute radiation exposure to the lung (acute pneumonitis and delayed lung injury), chemical-induced ALI, and influenza-induced ALI, where there are no currently approved therapies other than supportive respiratory care.  In addition, we may explore opportunities to apply KL4 surfactant therapies to treat conditions such as chronic rhinosinusitis, complications of certain major surgeries, mechanical ventilator-induced lung injury (often referred to as VILI), pneumonia, and diseases involving mucociliary clearance disorders, such as chronic obstructive pulmonary disease (COPD) and cystic fibrosis.  We believe that we have an opportunity to develop a broad pipeline of KL4 surfactant products to address these and other conditions.

Note 2 – Liquidity Risks and Management’s Plans

We have incurred substantial losses since inception, due to investments in research and development, manufacturing, and, more recently, commercialization and medical affairs activities, and we expect to continue to incur substantial losses over the next several years.  Historically, we have funded our business operations through various sources, including public and private securities offerings, debt facilities, strategic alliances, committed equity financing facilities, at-the-market equity programs, and capital equipment financings.  We expect to fund our business operations in the future primarily through all or a combination of strategic alliances, public equity offerings, including under our ATM Program (see, Note 10, “Stockholders’ Equity – At-the-Market Program (ATM Program),” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the Securities and Exchange Commission (SEC) on March 16, 2015 (2014 Form 10-K)), the potential exercise of outstanding warrants, and secured debt facilities.

We recently announced our decision to cease commercialization activities for our only approved product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS (see, Note 1, “The Company and Description of Business”).  As a result, for the next several years, if ever, we do not expect to generate any revenue from the sale of approved products.  Thus, to secure the significant additional infusions of capital that we will need to execute our business strategy, advance our development programs, pay debt obligations and fund our operations, we will have to rely on non-sales sources of capital, including potentially: (i) strategic alliances and collaboration arrangements, which could provide development and commercial expertise as well as financial resources to support the development and, if approved, commercial introduction of, our KL4 surfactant pipeline product candidates, beginning with AEROSURF, in markets outside the U.S., (ii) public and private equity offerings, including potentially pursuant to our ATM Program, (iii) secured debt arrangements to provide working capital and fund investment in capital assets, and (iv) the potential exercise of outstanding warrants (discussed below).  In addition, we have in the past collaborated with research organizations and universities to assess potential application of our KL4 surfactant in studies funded in part through various U.S. Government-sponsored drug development programs, including grants in support of initiatives related to our AEROSURF clinical program and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological, and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures.  We expect that we may have opportunities in the future to participate in similar programs.

As of March 31, 2015, we had cash and cash equivalents of $35.6 million and long-term debt of $30 million under our loan with affiliates of Deerfield Management Company, L.P. (Deerfield) (see, Note 9, “Deerfield Loan,” in the Notes to Consolidated Financial Statements in our 2014 Form 10-K).  Under our ATM Program, subject to market conditions, we may sell up to approximately $23 million of common stock at such times and in such amounts that we deem appropriate, subject to a 3% commission.  We also will consider public and private equity offerings or other financing transactions, including potentially secured equipment financing facilities or other similar transactions.  Under our collaboration agreement with Battelle Memorial Institute (Battelle), we have agreed to share equally in the planned cost of a project to develop our CAG device for use in our planned AEROSURF phase 3 clinical program and, if approved, initial commercialization.  If we are able to successfully complete our collaboration with Battelle as currently planned, we anticipate that our investment through the end of 2016 will be approximately $6 million to $8 million for all device development activities to be in a position to manufacture CAG devices, ADPs and related components for use in the planned AEROSURF phase 3 clinical program and, if approved, initial commercialization.  In addition, at our discretion from time to time, we may defer payment of amounts due to Battelle under our collaboration agreement in respect of our share of development costs for up to 12 months.  Any such deferred amounts that are outstanding for more than 90 days will bear interest at a rate of 12% per annum.  In addition, we have agreed that the aggregate amounts deferred beyond 30 days will not exceed our available cash and cash equivalents.  We currently have deferred certain payments and expect to defer payments of up to approximately $3.0 million through the first quarter of 2016.  Before any additional financings and taking into account our recent decision to cease our SURFAXIN commercial activities and allow our real property lease at our manufacturing facility in Totowa, NJ (Totowa Facility) to expire on June 30, 2015 in accordance with its terms, we anticipate that we will have sufficient cash available to support our AEROSURF clinical program, pay our debt service obligations and fund our operations through the first quarter of 2016.

To secure the capital required to fund our development programs, an important priority for us is to identify strategic transactions that could provide additional capital and strategic resources to support the continued development and, if approved, commercial introduction of AEROSURF for RDS and our other potential KL4 surfactant products in markets outside the U.S.  For AEROSURF, we seek a significant strategic alliance with a partner that has broad experience in markets outside the U.S., including regulatory and product-development expertise and, if AEROSURF is approved, an ability to support the commercial introduction of AEROSURF in selected markets outside the U.S.  Such alliances typically also would provide financial resources, in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses.  We believe that we will be better positioned to identify and enter into a significant strategic alliance for AEROSURF if we obtain encouraging results from the AEROSURF phase 2 clinical program.

As of March 31, 2015, we had outstanding warrants to purchase approximately 14.6 million shares of our common stock at various prices, exercisable on different dates into 2024.  This includes warrants to purchase 7 million shares that were issued to Deerfield in connection with the Deerfield Loan at an exercise price of $2.81 per share (Deerfield Warrants).  The Deerfield Warrants may be exercised for cash or on a cashless basis.  In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield Loan in an amount sufficient to satisfy the exercise price of the Deerfield Warrants.  In addition to the Deerfield Warrants, we have outstanding warrants issued in February 2011 to purchase approximately 4.6 million shares of common stock that expire in February 2016 and contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  These warrants currently have an exercise price of $1.50 per share.  If the market price of our common stock should exceed $1.50 at any time prior to the expiration date of these warrants (February 2016) and if the holders determine in their discretion to exercise these warrants (and we have an effective registration statement covering the warrant shares to be issued upon exercise of the warrants), we potentially could receive up to approximately $6.8 million.  There can be no assurance that the price of our common stock will achieve the needed level, that holders of the Deerfield Warrants would choose to exercise their warrants for cash, or that holders of any of our outstanding warrants would choose to exercise any or all of their warrants prior to the applicable warrant expiration dates.  Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

Our ability to execute our business plan will depend upon our ability to secure the necessary capital.  If we are unable to secure sufficient additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings, we will not have sufficient cash flows and liquidity to fund our business operations and pay our debt service.  In that event, we may be forced to further limit our development programs and consider other means of creating value for our stockholders, such as licensing the development and/or commercialization of products that we consider valuable and might otherwise plan to develop ourselves.  If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, cease operations.  Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.  If the market price of our common stock should decline below $1.00 and remain at that level for 30 consecutive business days, we would be out of compliance with Nasdaq requirements for listing on the Nasdaq Capital Market and would be subject to potential delisting.  If we were then unable to re-achieve compliance with the Nasdaq listing requirements within 180 days after receipt of a delisting notice, we would be subject to delisting, which likely would further impair the liquidity and value of our common stock.  Moreover, if we fail in the future to make any required payment under our Deerfield Loan or fail to comply with any commitments contained in the loan documents, Deerfield would be able to declare us in default regarding that indebtedness, which could result in the acceleration of the payment obligations under all or a portion of our indebtedness.  Since we have pledged substantially all of our assets to secure our obligations under the Deerfield Loan, a debt default would enable the lenders to foreclose on our assets securing the debt and could significantly diminish the market value and marketability of our common stock.  Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our future capital requirements will depend upon many factors, including our efforts to (i) advance the AEROSURF development program to completion of the phase 2 clinical trials in RDS as planned; (ii) assure long-term continuity of supply for our lyophilized KL4 surfactant drug product with our contract manufacturing organization (CMO), (iii) through our collaboration arrangement with Battelle, advance the development of our CAG for use in a planned phase 3 clinical program and, if approved, early commercial activities, (iv) prepare for and conduct an AEROSURF phase 3 clinical program, and (v) secure one or more strategic alliances or other collaboration arrangements to support our development programs and commercialization of our approved products, if any, in markets outside the U.S.  We believe that we will be better positioned to enter into a significant strategic alliance for AEROSURF if we obtain encouraging results from the AEROSURF phase 2 clinical program.

There can be no assurance (i) that our AEROSURF development program will be successful within our anticipated time frame, if at all, (ii) that we will be able to secure long-term continuity of drug product supply of our lyophilized KL4 surfactant, (iii) that we will be able to secure regulatory marketing authorization for AEROSURF and our other potential KL4 surfactant product candidates in the U.S. and other markets, (iv) that any of our approved products will be commercially viable, (v) that the ATM Program will be available when needed, if at all, or (vi) that we otherwise will be able to obtain additional capital when needed and on acceptable terms. We will require significant additional capital to execute our business strategy, pay debt service and sustain operations.  Failure to secure the necessary additional capital when needed would have a material adverse effect on our business, financial condition and results of operations.  Even if we succeed in our efforts and subsequently commercialize our products, we may never achieve sufficient sales revenue to achieve or maintain profitability.

As of March 31, 2015, there were 250 million shares of common stock authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 135.9 million shares of common stock were available for issuance and not otherwise reserved.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information in accordance with the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  There have been no changes to our critical accounting policies since December 31, 2014.  For a discussion of our accounting policies, see, Note 3, “Accounting Policies and Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements in our 2014 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

In September 2013, we implemented an employee severance and retention plan for employees at our Totowa Facility to minimize employee turnover and encourage employees to remain with us through any potential plant closing.  The plan provides for severance for non-union employees and retention bonuses for management.  The total cash amount expected to be paid for severance and retention under this plan assuming a June 2015 plant closing is approximately $1.0 million.  The plan-related expense for the three months ended March 31, 2015 was $0.1 million and is included in research and development expense and cost of product sales.  The related accrued liability is $0.7 million as of March 31, 2015.  In addition, at the Totowa Facility, there are 12 employees who are subject to a collective bargaining agreement under which they will be eligible to receive severance payments when the Totowa Facility is closed.  The related accrued liability is $0.4 million as of March 31, 2015.

In April 2015, we implemented a restructuring plan to voluntarily cease the commercialization of SURFAXIN and focus our resources on the development of our aerosolized KL4 surfactant pipeline for respiratory diseases, beginning with AEROSURF.  As part of the restructuring plan, we have ceased manufacturing activities at our Totowa Facility, which will be closed prior to the expiration of our lease on June 30, 2015, and the remaining $0.3 million in employee severance cost will be incurred in the second quarter of 2015.  See, Note 8, “Subsequent Events.”

Long-lived assets

Our long-lived assets, primarily consisting of equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly.  When the undiscounted cash flows of an asset are less than its carrying value, an impairment is recorded and the asset is written down to estimated value.  As of March 31, 2015, we had manufacturing equipment and leasehold improvements dedicated to the manufacture of SURFAXIN with a carrying value of $0.4 million.  At March 31, 2015, we evaluated these assets for impairment and concluded that the undiscounted cash flows exceed the carrying value and that the assets are, therefore, not impaired.  In April 2015, these assets will be considered assets held for sale and valued at the lower of carrying amount or fair value less cost to sell. A loss will be recognized, if any, for any initial adjustment of the long-lived asset’s carrying amount to its fair value less cost to sell.

Product Sales

Revenues from product sales are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

Research and development expense

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

For the quarters ended March 31, 2015 and 2014, the number of shares of common stock potentially issuable upon the exercise of stock options and warrants was 23.3 million and 21.3 million shares, respectively.

In accordance with Accounting Standards Codification Topic 260 (ASC 260), Earnings per Share, when calculating diluted net loss per common share, a gain associated with the decrease in the fair value of warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of these warrants results in an adjustment to the weighted average common shares outstanding.  We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of warrants classified as derivative liabilities.

For the three months ended March 31, 2015 and 2014, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

We do not have any components of other comprehensive income (loss).

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The guidance would not address situations in which debt issuance costs do not have an associated debt liability or exceed the carrying amount of the associated debt liability (e.g., an undrawn or partially drawn line of credit).  The new standard is effective for us in the annual period ending December 31, 2016, including interim periods within that annual period.  Early adoption is permitted and the standard is to be applied retrospectively.  We are evaluating the effect that ASU 2015-03 will have on our consolidated financial statements and related disclosures.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31, 2015	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$35,583	$35,583	$–	$–
Certificate of Deposit	225	225	–	–
Total Assets	$35,808	$35,808	$–	$–

Liabilities:
Common stock warrant liability	$1,289	$–	$–	$1,289

	Fair Value	Fair value measurement using
	December 31, 2014	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$44,711	$44,711	$–	$–
Certificate of Deposit	225	225	–	–
Total Assets	$44,936	$44,936	$–	$–

Liabilities:
Common stock warrant liability	$1,258	$–	$–	$1,258

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2015 and 2014:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2014	$1,258
Change in fair value of common stock warrant liability	31
Balance at March 31, 2015	$1,289

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2013	$5,425
Exercise of warrants	(375)
Change in fair value of common stock warrant liability	(378)
Balance at March 31, 2014	$4,672

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

Significant Unobservable Input Assumptions of Level 3 Valuations	March 31, 2015	December 31, 2014

Historical volatility	61%	55% – 84%
Expected term (in years)	0.9	0.1 – 1.1
Risk-free interest rate	0.25%	0.03% – 0.31%

Fair Value of Long-Term Debt

At March 31, 2015, the estimated fair value of the Deerfield Loan (see, Note 6, “Deerfield Loan”) was $21.3 million compared to a carrying value, net of discounts, of $20.9 million.  At December 31, 2014, the estimated fair value of the Deerfield Loan was $22.2 million compared to a carrying value, net of discounts, of $20.3 million.  The estimated fair value of the Deerfield Loan is based on discounting the future contractual cash flows to the present value at the valuation date.  This analysis utilizes certain Level 3 unobservable inputs, including current cost of capital.  Considerable judgment is required to interpret market data and to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts we could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Note 5 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815), either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

We issued warrants on February 22, 2011in connection with a February 2011 public offering that expire on February 22, 2016 and had a fair value at issuance of $8.0 million.  As of March 31, 2015, there were 4.6 million warrant shares potentially issuable under these warrants with a fair value of $1.3 million.  These warrants contain anti-dilutive provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants.  Although by their express terms, these warrants are not subject to potential cash settlement, due to the nature of the anti-dilution provisions, they are classified as derivative liabilities and reported, at each balance sheet date, at estimated fair value determined using a trinomial pricing model.  The exercise price of these warrants at issuance of $3.20 was adjusted downward to $2.80 per share at the time of a March 2012 public offering, and further adjusted to $1.50 per share at the time of a May 2013 public offering.

Changes in the estimated fair value of warrants classified as derivative liabilities are reported in the accompanying Consolidated Statement of Operations as the “Change in fair value of common stock warrants.”

No warrants were exercised during the three months ended March 31, 2015 and 2014.

Note 6 –  Deerfield Loan

Long-term debt consists solely of amounts due under the $30 million loan Deerfield Loan with Deerfield for the periods presented:

(in thousands)	March 31, 2015	December 31, 2014

Note payable	$30,000	$30,000
Unamortized discount	(9,143)	(9,698)

Long-term debt, net of discount	$20,857	$20,302

The principal amount of the loan is payable in three $10 million annual installments beginning in February 2017, provided that the amounts payable in February 2017 and 2018 may be deferred if certain financial milestones are achieved.  See, Note 9, “Deerfield Loan,” in the Notes to Consolidated Financial Statements in our 2014 Form 10-K.  Accordingly, if the milestones are achieved in each year, payment of the principal amount could be deferred until the sixth anniversary date of the loan, on February 13, 2019.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

(in thousands)	Three months ended March 31,
	2015	2014

Cash interest expense	$647	$647
Non-cash amortization of debt discount	554	439
Amortization of debt costs	5	5

Total interest expense	$1,206	$1,091

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

In connection with the Deerfield Loan, we issued the Deerfield Warrants to purchase 7.0 million shares of our common stock at an exercise price of $2.81 per share that expire on February 13, 2019.  The Deerfield Warrants are derivatives that qualify for an exemption from liability accounting provided in ASC 815 and are classified as equity.  See, Note 9, “Deerfield Loan,” in the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

	March 31,
	2015	2014

Weighted average expected volatility	83%	100%
Weighted average expected term	5.6 years	5.4 years
Weighted average risk-free interest rate	1.5%	1.6%
Expected dividends	–	–

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

(in thousands)	Three Months Ended March 31,
	2015	2014
Research & Development	$213	$248
Selling, General & Administrative	386	455
Total	$599	$703

Note 8 – Subsequent Event

We evaluated all events or transactions that occurred after March 31, 2015 through the date we issued these financial statements.  During this period, we noted one subsequent event as described below:

Effective April 16, 2015, we implemented a restructuring plan to voluntarily cease the commercialization of SURFAXIN and focus our resources on the development of our aerosolized KL4 surfactant for respiratory diseases, beginning with AEROSURF.

In connection with the restructuring, we reduced our workforce by 50 employees, from 108 to 58 employees. The reduction in workforce affected a number of key functions, but focused primarily on commercial infrastructure and SURFAXIN manufacturing at our Totowa Facility.  Affected employees are entitled to receive certain severance and other benefits consistent with their position and tenure with us.  In connection with the reduction, we expect to record a one-time restructuring charge of approximately $2.5 million to $3.0 million in the second quarter of 2015.

In connection with the restructuring, effective April 17, 2015 we terminated the Employment Agreement dated April 1, 2013 (Employment Agreement) of our Senior Vice President and Chief Operating Officer (the Executive).  In connection therewith, upon execution by the Executive of a plenary release in form satisfactory to us, he became entitled under his Employment Agreement to receive certain severance and other benefits.  In addition to any benefits that were otherwise due under our vested plans or other policies, the Executive will receive the following payments and benefits: (i) a pro rata bonus equal to that percent of the Executive’s Annual Bonus Amount (as defined in the Employment Agreement) that corresponds to that percent of days that the Executive was employed by us in 2015, reduced to reflect the same percent of his pro rata Annual Bonus Amount that corresponds to the percent of the aggregate Annual Bonus Amounts actually paid to other contract executives with respect to 2015, payable at the time that our other contract executives are paid bonuses; (ii) a severance amount equal to the sum of the Executive’s base salary then in effect and his Annual Bonus Amount, payable in equal installments from April 17, 2015 to April 17, 2016 (the Severance Period); and (iii) all vested stock options, restricted stock grants and other similar equity awards held by the Executive shall continue to be exercisable during the Severance Period.  From and after the effective date of termination, all of the Executive’s unvested stock options were forfeited in accordance with the terms of our 2011 Long-Term Incentive Plan.  In addition, the Executive also is subject to non-competition and non-solicitation restrictions for 12 months and 18 months, respectively, after the date of termination under a separate confidentiality agreement.  All of our obligations under the Employment Agreement will cease if at any time during the Severance Period the Executive engages in a material breach of the Employment Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements” section, and the risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the Securities and Exchange Commission (SEC) on March 16, 2015 (2014 Form 10-K ) and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

Discovery Laboratories, Inc. (referred to as “we,” “us,” or the “Company”) is a specialty biotechnology company focused on developing aerosolized KL4 surfactant therapies for respiratory diseases. Our proprietary technology platforms include a novel synthetic peptide-containing (KL4) surfactant, that is structurally similar to pulmonary surfactant, and proprietary drug delivery technologies being developed to enable efficient delivery of aerosolized KL4 surfactant. Surfactants are produced naturally in the lung and are essential for normal respiratory function and survival. We believe that our proprietary technologies may make it possible to develop a pipeline of aerosolized surfactant products to address a variety of respiratory diseases for which there are few or no approved therapies.

Our development programs have been focused initially on improving the management of respiratory distress syndrome (RDS) in premature infants. RDS is a serious respiratory condition caused by insufficient surfactant production in underdeveloped lungs of premature infants. RDS is the most prevalent respiratory disease in the neonatal intensive care unit (NICU) and can result in long-term respiratory problems, developmental delay and death. Our first KL4 surfactant drug product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS, was approved by the United States Food and Drug Administration (FDA) in 2012. Despite significant investments in SURFAXIN, revenue growth was slower than expected. In mid-April 2015, after evaluating potential strategic alternatives for SURFAXIN, none of which could be accomplished on acceptable terms within a reasonable period, we announced that we are ceasing the commercialization of SURFAXIN to conserve our resources to advance the AEROSURF® clinical program.

Premature infants with severe RDS currently are treated with surfactants that can only be administered by endotracheal intubation supported with mechanical ventilation, invasive procedures that may each result in serious respiratory conditions and other complications. To avoid such complications, many neonatologists treat premature infants with less severe RDS using less invasive means, typically nasal continuous positive airway pressure (nCPAP). Unfortunately, a significant number of premature infants will respond poorly to nCPAP (an outcome referred to as nCPAP failure) and may require delayed surfactant therapy. Since neonatologists cannot predict which infants are likely to experience nCPAP failure, neonatologists are faced with difficult choices in treating infants with less severe RDS. This is because the medical outcomes for infants who experience nCPAP failure and receive delayed surfactant therapy may be less favorable than the outcomes for infants who receive surfactant therapy in the first hours of life.

AEROSURF is an investigational combination drug/device product that combines our KL4 surfactant with our proprietary capillary aerosol generator (CAG) technology. With AEROSURF, neonatologists potentially will be able to administer aerosolized KL4 surfactant to premature infants supported with nCPAP alone, without having to resort to invasive intubation and mechanical ventilation. By enabling delivery of our aerosolized KL4 surfactant using less invasive means, we believe that AEROSURF will address a serious unmet medical need and potentially enable the treatment of a significantly greater number of premature infants with RDS who could benefit from surfactant therapy but are currently not treated. We recently completed enrollment in an AEROSURF phase 2a clinical trial in premature infants 29 to 34 week gestational age (GA) with RDS and are on track to release the results in mid-May. We currently are preparing for the next phase of this clinical program, which will include evaluating the safety and tolerability of aerosolized KL4 surfactant in premature infants 26 to 28 week GA, as well as the planned AEROSURF phase 2b clinical program.

In the future, we expect to leverage the information, data and know-how that we gain from our development efforts with SURFAXIN and AEROSURF to support development of a potential product pipeline to address serious critical care respiratory conditions in children and adults in pediatric and adult intensive care units. While we currently are focused primarily on the development of AEROSURF through phase 2 clinical trials, we have explored and plan in the future to explore potential opportunities to address such respiratory conditions as acute lung injury (ALI), including acute radiation exposure to the lung (acute pneumonitis and delayed lung injury), chemical-induced ALI, and influenza-induced ALI, where there are no currently approved therapies other than supportive respiratory care. In addition, we may explore opportunities to apply KL4 surfactant therapies to treat conditions such as chronic rhinosinusitis, complications of certain major surgeries, mechanical ventilator-induced lung injury (often referred to as VILI), pneumonia, and diseases involving mucociliary clearance disorders, such as chronic obstructive pulmonary disease (COPD) and cystic fibrosis. We believe that we have an opportunity to develop a broad pipeline of KL4 surfactant products to address these and other conditions.

Business and Pipeline Program Updates

The reader is referred to, and encouraged to read in its entirety “Item 1 – Business,” in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on March 16, 2015 (2014 Form 10-K), which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

Following are updates to our products and pipeline programs since the filing of our 2014 Form 10-K:

•	SURFAXIN is the first synthetic, peptide-containing surfactant approved by the FDA and the first such alternative to animal-derived surfactants. We initiated the commercial introduction of SURFAXIN in late 2013 and made significant cash investments to support manufacturing, quality systems, supply chain and distribution, marketing, medical and commercial activities for SURFAXIN. In 2014, cash outflows in support of operating activities for SURFAXIN were approximately $19.0 million. Notwithstanding, revenue growth was slower than expected. After evaluating potential strategic alternatives for SURFAXIN, none of which could be accomplished on acceptable terms within a reasonable period, in April 2015, we announced that we are ceasing the commercialization of SURFAXIN.

•	As a consequence of our decision to cease the commercialization of SURFAXIN, we are no longer planning to advance the development of SURFAXIN LS™, our lyophilized KL4 surfactant and life-cycle extension of SURFAXIN.

•	Our recently completed AEROSURF phase 2a clinical trial was an open label, single-dose study with the primary goal of evaluating the safety and tolerability of aerosolized KL4 surfactant drug product administered in escalating inhaled doses in 48 premature infants 29 to 34 week GA who are receiving nCPAP for RDS, compared to infants receiving nCPAP alone. In addition to evaluating safety and tolerability, another key objective of this trial is to establish proof of concept for our proprietary technology platform with (1) physiological data indicating that aerosolized KL4 surfactant is being effectively delivered into the lung of premature infants, and (2) acceptable performance of the novel CAG technology in the NICU. We currently are preparing for the next phase of this clinical program, which will include evaluating the safety and tolerability of aerosolized KL4 surfactant in premature infants 26 to 28 week GA.

•	We are also implementing preparatory activities for the planned AEROSURF phase 2b clinical trial, including initiation of a number of additional clinical sites and making investments to expand our clinical capabilities. The final design of the phase 2b clinical trial will be informed in part by the results of the phase 2a clinical program, and is expected to be a multicenter trial conducted at selected medical centers both within and outside the U.S. The primary objective of this trial will be to determine the optimal doses and define the expected efficacy margin. We expect that this trial will be completed in the second quarter of 2016.

•	We are working with Battelle Memorial Institute (Battelle) to provide for the manufacture of a sufficient number of CAG devices and disposable AEROSURF dose packs (ADPs) to support the remainder of our phase 2 clinical program. Beginning in 2012, Battelle assisted us in the development and manufacture of a CAG device for use in our phase 2 clinical program under a Research and Development Services Agreement dated June 22, 2012 (RDSA). To facilitate the manufacture of the additional devices needed to complete the phase 2 clinical program, we recently extended the RDSA through June 30, 2016. We are also advancing our development activities under our October 2014 collaboration agreement to further develop our CAG device for use in our planned phase 3 clinical program and, if AEROSURF is approved, initial commercial activities. See, “Item 1 – Business – Business Operations – Strategic Alliances and Collaboration Arrangements – Battelle Collaboration Agreement,” in our 2014 Form 10-K.

•	We continue to work with Patheon Manufacturing Services LLC (Patheon, formerly DSM Pharmaceuticals, Inc.) to complete a technology transfer of our lyophilized KL4 surfactant manufacturing process and complete early manufacturing development activities for our lyophilized KL4 surfactant. We plan to manufacture additional clinical supply to support the remainder of our phase 2 clinical program and have entered into a development agreement for the potential further development and manufacture of lyophilized KL4 surfactant for our potential AEROSURF phase 3 clinical program, as well as other potential pipeline development programs. In addition, we are advised that Patheon intends to close the building in which our development activities have occurred. Accordingly, we are engaged in a technology transfer of our manufacturing process to a new facility within Patheon where the phase 3 manufacturing development work will occur.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2014. For a discussion of our accounting policies, see, Note 3, “Accounting Policies and Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements in our 2014 Form 10-K. Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Net Loss and Operating Loss

The net loss for the three months ended March 31, 2015 and 2014 was $12.2 million (or $0.14 basic net loss per share) and $11.5 million (or $0.14 basic net loss per share), respectively. The operating loss for the three months ended March 31, 2015 and 2014 was $11.2 million and $10.8 million, respectively.

Grant Revenue

We recognized grant revenue of $184,000 for the three months ended March 31, 2015 under two grants discussed below.

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

Cost of product sales

Cost of product sales for the three months ended March 31, 2015 and 2014 was $0.9 million and $0.8 million, respectively, and represents reserves for SURFAXIN finished goods inventories that are not anticipated to be recoverable through future commercial sale of the product. Cost of product sales for the three months ended March 31, 2015 also includes $0.2 million in additional depreciation expense related to WARMING CRADLE® dry block heaters that are not anticipated to provide future economic benefit and have no salvage value.

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

Research and development expenses by category for the three months ended March 31, 2015 and 2014 are as follows:

(in thousands)	Three Months Ended March 31,
Research and Development Expenses	2015	2014

Product development and manufacturing	$4,086	$3,623
Medical and regulatory operations	1,774	1,633
Direct preclinical and clinical programs	1,222	333
Total Research and Development Expenses	$7,082	$5,590

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.4 million for each of the three months ended March 31, 2015 and 2014.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, both in-house and with CMOs, validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our KL4 surfactant used in research and development activities, and our medical devices, including our CAG, (ii) design and development activities related to our CAG device for use in our AEROSURF clinical program, and (iii) pharmaceutical and manufacturing development activities, including development of a lyophilized dosage form of our KL4 surfactant. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses for the three months ended March 31, 2015 increased $0.5 million compared to the same period in 2014, due to an investment of $0.5 million in 2015 for development activities under our collaboration agreement with Battelle for the further development of our CAG for potential use in our planned phase 3 clinical program for AEROSURF.

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

Medical and regulatory operations expenses for the three months ended March 31, 2015 increased $0.1 million compared to the same period in 2014.

Direct Preclinical and Clinical Programs

Direct preclinical and clinical programs include: (i) development activities, toxicology studies and other preclinical studies; and (ii) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical device and drug supply, and related external costs, such as consultant fees and expenses.

Direct preclinical and clinical programs expenses for the three months ended March 31, 2015 increased $0.9 million compared to the same period in 2014 due to an increase in AEROSURF clinical trial activities, including ongoing enrollment of the phase 2a study and manufacturing of clinic-ready CAG devices to support further clinical activities and the planned AEROSURF phase 2b clinical trial.

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

Research and Development Projects – Updates

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable. With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines. In view of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty. Certain of the risks and uncertainties affecting our ability to estimate projections and timelines are discussed in the Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q and in our 2014 Form 10-K, including in “Item 1 – Business – Government Regulation,” “Item 1A – Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development Expenses.”

Our lead research and development projects have been focused initially on the management of RDS in premature infants. They currently include (i) lyophilized KL4 surfactant, which we are developing initially for use in our AEROSURF development program; (ii) our aerosol delivery technologies, including our CAG device, which currently is being used in our AEROSURF phase 2 clinical program. Under our collaboration agreement with Battelle, we and Battelle have agreed to share equally in the planned cost of a project to further develop our CAG device for use in our planned AEROSURF phase 3 clinical program and, if approved, initial commercialization; and (iii) AEROSURF phase 2 clinical trial activities and preparatory work for the planned AEROSURF phase 3 clinical program.

To prepare for initiation of the next AEROSURF phase 2a clinical trial, our planned AEROSURF phase 2b clinical trial and the phase 3 clinical program, we plan to make additional investments in our development capabilities, including for manufacturing development of our lyophilized KL4 surfactant, manufacture of additional CAG devices to complete our phase 2 clinical program, and further development of our CAG device under our collaboration with Battelle for our planned phase 3 clinical program, and the conduct of these planned clinical trials. In particular, we anticipate that direct clinical program costs for AEROSURF will increase significantly over the next few years as we assess the results of our phase 2a clinical trial and execute the later stages of the planned AEROSURF clinical development program.

Currently, we are focusing our development efforts primarily on RDS and the development of AEROSURF through the phase 2 clinical program to the planned phase 3 clinical program. In the future, we expect to leverage the information, data and knowledge that we gain from our development efforts with SURFAXIN and AEROSURF to support development of a potential product pipeline to address serious critical care respiratory conditions in children and adults in pediatric and adult intensive care units. We have explored and plan in the future to further explore potential opportunities to address such respiratory conditions as ALI, including acute radiation exposure to the lung (acute pneumonitis and delayed lung injury), chemical-induced ALI, and influenza-induced ALI, where there are no currently approved therapies other than supportive respiratory care. In addition, we may explore opportunities to apply KL4 surfactant therapies to treat conditions such as chronic rhinosinusitis, complications of certain major surgeries, mechanical ventilator-induced lung injury (often referred to as VILI), pneumonia, diseases involving mucociliary clearance disorders, such as COPD and cystic fibrosis.

The reader is referred to and encouraged to review updates to the pipeline programs in “– Overview,” and “– Business and Pipeline Programs Update” at the beginning of this MD&A, which are incorporated herein and contain important updates and information necessary and important to this discussion. See also, “– Liquidity and Capital Resources.”

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended March 31,
	2015	2014
Selling, General and Administrative Expenses	$3,353	$4,423

Selling, general and administrative expenses consist of the costs of sales and marketing activities, executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facilities and other administrative costs.

Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $1.1 million compared to the same period in 2014 due to our efforts during the first quarter of 2015 to limit commercial and marketing expenses while evaluating strategic alternatives for SURFAXIN.

Change in Fair Value of Common Stock Warrant Liability

(in thousands)	Three Months Ended March 31,
	2015	2014
Change in fair value of common stock warrant liability	$(31)	$378

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC 815), either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued at the date of initial issuance and as of each subsequent balance sheet date using the Black-Scholes or trinomial pricing models, depending on the terms of the applicable warrant agreement. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.” See, Note 5, “Common Stock Warrant Liability,” in the Notes to Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q, and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Change in Fair Value of Common Stock Warrant Liability” in our 2014 Form 10-K.

Changes in the fair value of common stock warrant liability generally are due to changes in our common stock share price during the periods presented.

Other Income and (Expense)

(in thousands)	Three months ended March 31,
	2015	2014

Interest income	$1	$2
Interest expense	(1,208)	(1,093)
Other income / (expense)	232	–

Other income / (expense), net	$(975)	$(1,091)

Interest income consists of interest earned on our cash and cash equivalents. To ensure preservation of capital, we invest our cash in an interest bearing operating cash account and a U.S. treasury-based money market fund.

Interest expense consists of interest expense associated with the Deerfield Loan (see, Note 6, “ Deerfield Loan,” in the Notes to Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q).

Other income / (expense) primarily consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

(in thousands)	Three months ended March 31,
	2015	2014

Cash interest expense	$647	$647
Non-cash amortization of debt discount	554	439
Amortization of debt costs	5	5

Total interest expense	$1,206	$1,091

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have incurred substantial losses since inception, due to investments in research and development, manufacturing, and, more recently, commercialization and medical affairs activities, and we expect to continue to incur substantial losses over the next several years. Historically, we have funded our business operations through various sources, including public and private securities offerings, debt facilities, strategic alliances, committed equity financing facilities, at-the-market equity programs, and capital equipment financings. We expect to fund our business operations in the future primarily through all or a combination of strategic alliances, public equity offerings, including our ATM Program (see, “– At-the-Market Program (ATM Program)”), the potential exercise of outstanding warrants, and secured debt facilities.

We recently announced our decision to cease commercialization activities for our only approved product, SURFAXIN® (lucinactant) Intratracheal Suspension for the prevention of RDS in premature infants at high risk for RDS (see, “Overview – Business and Pipeline Programs Update”). As a result, for the next several years, if ever, we do not expect to generate any revenue from the sale of approved products. Thus, to secure the significant additional infusions of capital that we will need to execute our business strategy, advance our development programs, pay debt obligations and fund our operations, we will have to rely on non-sales sources of capital, including potentially: (i) strategic alliances and collaboration arrangements, which could provide development and commercial expertise as well as financial resources to support the development and, if approved, commercial introduction of, our KL4 surfactant pipeline product candidates, beginning with AEROSURF, in markets outside the U.S., (ii) public and private equity offerings, including potentially pursuant to our ATM Program, (iii) secured debt arrangements to provide working capital and fund investment in capital assets, and (iv) the potential exercise of outstanding warrants (discussed below). In addition, we have in the past collaborated with research organizations and universities to assess potential application of our KL4 surfactant in studies funded in part through various U.S. Government-sponsored drug development programs, including grants in support of initiatives related to our AEROSURF clinical program and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological, and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures. We expect that we may have opportunities in the future to participate in similar programs.

As of March 31, 2015, we had cash and cash equivalents of $35.6 million and long-term debt of $30 million under our loan with affiliates of Deerfield Management Company, L.P. (Deerfield) (see, Note 9, “Deerfield Loan,” in the Notes to Consolidated Financial Statements in our 2014 Form 10-K). Under our ATM Program, subject to market conditions, we may sell up to approximately $23 million of common stock at such times and in such amounts that we deem appropriate, subject to a 3% commission. We also will consider public and private equity offerings or other financing transactions, including potentially secured equipment financing facilities or other similar transactions. Under our collaboration agreement with Battelle, we have agreed to share equally in the planned cost of a project to develop our CAG device for use in our planned AEROSURF phase 3 clinical program and, if approved , initial commercialization. If we are able to successfully complete our collaboration with Battelle as currently planned, we anticipate that our investment through the end of 2016 will be approximately $6 million to $8 million for all device development activities to be in a position to manufacture CAG devices, ADPs and related components for use in the planned AEROSURF phase 3 clinical program and, if approved, initial commercialization. In addition, at our discretion from time to time, we may defer payment of amounts due to Battelle under our collaboration agreement in respect of our share of development costs for up to 12 months. Any such deferred amounts that are outstanding for more than 90 days will bear interest at a rate of 12% per annum. In addition, we have agreed that the aggregate amounts deferred beyond 30 days will not exceed our available cash and cash equivalents. We currently have deferred certain payments and expect to defer payments of up to approximately $3.0 million through the first quarter of 2016. Before any additional financings and taking into account our recent decision to cease our SURFAXIN commercial activities and allow our real property lease at our manufacturing facility in Totowa, NJ (Totowa Facility) to expire on June 30, 2015 in accordance with its terms, we anticipate that we will have sufficient cash available to support our AEROSURF clinical program, pay our debt service obligations and fund our operations through the first quarter of 2016.

To secure the capital required to fund our development programs, an important priority for us is to identify strategic transactions that could provide additional capital and strategic resources to support the continued development and, if approved, commercial introduction of AEROSURF for RDS and our other potential KL4 surfactant products in markets outside the U.S. For AEROSURF, we seek a significant strategic alliance with a partner that has broad experience in markets outside the U.S., including regulatory and product-development expertise and, if AEROSURF is approved, an ability to support the commercial introduction of AEROSURF in selected markets outside the U.S. Such alliances typically also would provide financial resources, in the form of upfront payments, milestone payments, commercialization royalties and a sharing of research and development expenses. We believe that we will be better positioned to identify and enter into a significant strategic alliance for AEROSURF if we obtain encouraging results from the AEROSURF phase 2 clinical program.

As of March 31, 2015, we had outstanding warrants to purchase approximately 14.6 million shares of our common stock at various prices, exercisable on different dates into 2024. This includes warrants to purchase 7 million shares that were issued to Deerfield in connection with the Deerfield Loan at an exercise price of $2.81 per share (Deerfield Warrants). The Deerfield Warrants may be exercised for cash or on a cashless basis. In lieu of paying cash upon exercise, the holders also may elect to reduce the principal amount of the Deerfield Loan in an amount sufficient to satisfy the exercise price of the Deerfield Warrants. In addition to the Deerfield Warrants, we have outstanding warrants issued in February 2011 to purchase approximately 4.6 million shares of common stock that expire in February 2016 and contain anti-dilution provisions that adjust the exercise price if we issue any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the warrants. These warrants currently have an exercise price of $1.50 per share. If the market price of our common stock should exceed $1.50 at any time prior to the expiration date of these warrants (February 2016) and if the holders determine in their discretion to exercise these warrants (and we have an effective registration statement covering the warrant shares to be issued upon exercise of the warrants), we potentially could receive up to approximately $6.8 million. There can be no assurance that the price of our common stock will achieve the needed level, that holders of the Deerfield Warrants would choose to exercise their warrants for cash, or that holders of any of our outstanding warrants would choose to exercise any or all of their warrants prior to the applicable warrant expiration dates. Moreover, if our outstanding warrants are exercised, such exercises likely will be at a discount to the then-market value of our common stock and have a dilutive effect on the value of our shares of common stock at the time of exercise.

Our ability to execute our business plan will depend upon our ability to secure the necessary capital. If we are unable secure sufficient additional capital, through strategic and collaborative arrangements with potential partners and/or future debt and equity financings, we will not have sufficient cash flows and liquidity to fund our business operations and pay our debt service. In that event, we may be forced to further limit our development programs and consider other means of creating value for our stockholders, such as licensing the development and/or commercialization of products that we consider valuable and might otherwise plan to develop ourselves. If we are unable to raise the necessary capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline. If the market price of our common stock should decline below $1.00 and remain at that level for 30 consecutive business days, we would be out of compliance with Nasdaq requirements for listing on the Nasdaq Capital Market and would be subject to potential delisting. If we were then unable to re-achieve compliance with the Nasdaq listing requirements within 180 days after receipt of a delisting notice, we would be subject to delisting, which likely would further impair the liquidity and value of our common stock. Moreover, if we fail in the future to make any required payment under our Deerfield Loan or fail to comply with any commitments contained in the loan documents, Deerfield would be able to declare us in default regarding that indebtedness, which could result in the acceleration of the payment obligations under all or a portion of our indebtedness. Since we have pledged substantially all of our assets to secure our obligations under the Deerfield Loan, a debt default would enable the lenders to foreclose on our assets securing the debt and could significantly diminish the market value and marketability of our common stock. Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our future capital requirements will depend upon many factors, including our efforts to (i) advance the AEROSURF development program to completion of the phase 2 clinical trials as planned; (ii) assure long-term continuity of supply for our lyophilized KL4 surfactant drug product with our contract manufacturing organization (CMO), (iii) through our collaboration arrangement with Battelle, advance the development of our CAG for use in a planned phase 3 clinical program and, if approved, early commercial activities, (iv) prepare for and conduct an AEROSURF phase 3 clinical program, and (v) secure one or more strategic alliances or other collaboration arrangements to support our development programs and commercialization of our approved products, if any, in markets outside the U.S. We believe that we will be better positioned to enter into a significant strategic alliance for AEROSURF if we obtain encouraging results from the AEROSURF phase 2 clinical program.

There can be no assurance (i) that our AEROSURF development program will be successful within our anticipated time frame, if at all, (ii) that we will be able to secure long-term continuity of drug product supply of our lyophilized KL4 surfactant, (iii) that we will be able to secure regulatory marketing authorization for AEROSURF and our other potential KL4 surfactant product candidates in the U.S. and other markets, (iv) that any of our approved products will be commercially viable, (v) that the ATM Program will be available when needed, if at all, or (vi) that we otherwise will be able to obtain additional capital when needed and on acceptable terms. We will require significant additional capital to execute our business strategy, pay debt service and sustain operations. Failure to secure the necessary additional capital when needed would have a material adverse effect on our business, financial condition and results of operations. Even if we succeed in our efforts and subsequently commercialize our products, we may never achieve sufficient sales revenue to achieve or maintain profitability.

As of March 31, 2015, there were 250 million shares of common stock authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 135.9 million shares of common stock were available for issuance and not otherwise reserved.

Cash Flows

As of March 31, 2015, we had cash and cash equivalents of $35.6 million compared to $44.7 million as of December 31, 2014. Cash outflows for the three months ended March 31, 2015 consisted of $8.7 million used for ongoing operating activities and $0.4 million for purchases of property and equipment. No cash was provided by financing activities for the three months ended March 31, 2015.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $8.7 million and $10.3 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 represents capital expenditures of $0.4 million and $0.5 million, respectively.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $20,000 and represents repayment of principal amounts due under an equipment loan. Net cash provided by financing activities for the three months ended March 31, 2014 was $0.4 million and represents proceeds from the exercise of warrants and stock options.

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings. In May 2014, we filed with the SEC a universal shelf registration statement on Form S-3 (No. 333-196420) (2014 Universal Shelf) that was declared effective on June 13, 2014 for the proposed offering from time to time of up to $250 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering. The 2014 Universal Shelf replaces an expired 2011 Universal Shelf. As of March 31, 2015, after reserves for outstanding unexercised warrants and amounts remaining under our ATM Program, approximately $210.7 million remained available under the 2014 Universal Shelf. The 2014 Universal Shelf will expire in June 2017.

At-the-Market Program (ATM Program)

We have an ATM Program with Stifel, Nicolaus & Company, Incorporated (Stifel), under which Stifel, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $25 million of our common stock over a three-year period ending February 11, 2016. We are not required to sell any shares at any time during the term of the ATM Program. We have agreed to pay Stifel a commission of 3% of gross proceeds of any sales of shares. See, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – At-the-Market Program (ATM Program) – Stifel ATM Program,” in our 2014 Form 10-K. As of March 31, 2015, approximately $23 million shares of common stock remained available under the ATM Program.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any pending legal actions that would, if determined adversely to us, have a material adverse effect on our business and operations.

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

Investing in our securities involves risks. In addition to the other information in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A – Risk Factors" in our 2014 Form 10-K. The risks and uncertainties discussed in this Quarterly Report on Form 10-Q and described in our 2014 Form 10-K are not the only ones that may materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations. If any of the risks and uncertainties discussed in this Quarterly Report on Form 10-Q or in our 2014 Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment.

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

Discovery Laboratories, Inc.
(Registrant)

Date: May 11, 2015	By:	/s/ John G. Cooper
John G. Cooper
President and Chief Executive Officer

Date: May 11, 2015	By:	/s/ John Tattory
John Tattory
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

10.4*	Employment Agreement dated as of December 19, 2014, by and between Discovery and Steven G. Simonson, M.D.	Filed herewith

10.5*	Amendment dated December 29, 2014 to Employment Agreement dated as of December 19, 2014, effective as of April 1, 2015, by and between Discovery and Steven G. Simonson, M.D.	Filed herewith

10.6	Amendment effective May 7, 2015, to Research and Development Services Agreement dated as of June 22, 2012, by and between Discovery and Battelle Memorial Institute.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1
The following consolidated financial statements from the Discovery Laboratories, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2015 and March 31, 2014 (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to consolidated financial statements.

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

*               A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-Q.