Form 10-K/A
period 2015-12-31
DISCOVERY LABORATORIES INC /DE/
filed 2016-03-29
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Discovery Laboratories, Inc. (the Company) for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016 (the Original Filing), is being filed solely to correct an inadvertent error appearing in (i) Item 7.  Management’s Discussion and Analysis – Liquidity and Capital Resources in the second paragraph, on page 67, and (ii) Note 3 to the Company’s Consolidated Financial Statements and Notes, in the second paragraph, on page F-8.  In the last sentence of each of the foregoing paragraphs, the phrase “within the expected time line in the fourth quarter of 2015” has been changed to read “within the expected time line in the fourth quarter of 2016.”  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing.

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

We have incurred substantial losses since inception, due to investments in research and development, manufacturing, the commercialization of SURFAXIN, including marketing, commercial and medical affairs activities, and we expect to continue to incur substantial losses over the next four to five years.  To secure the significant additional capital that we will need, we expect to utilize all or a combination of potential strategic alliances, collaboration agreements and other strategic transactions, public or private equity offerings (including our ATM Program), or through debt arrangements.  We also believe that our success in these efforts will be largely dependent upon our ability to successfully and timely complete the AEROSURF phase 2b clinical trial.  Failure to complete the clinical trial within the expected time line in the fourth quarter of 2016 and obtain acceptable and promising results could have a material adverse effect on our ability to secure the additional capital that we will require, through strategic transactions or otherwise, and our ability to continue as a going concern.

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
Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 6, 2013.

4.3	Form of Warrant to Purchase Common Stock dated October 10, 2014, by and between Discovery and Battelle Memorial Institute	Incorporated by reference to Exhibit 4.11 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014.

4.4	Form of Warrant to Purchase Common Stock dated October 10, 2014, by and between Discovery and Battelle Memorial Institute	Incorporated by reference to Exhibit 4.12 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014.

4.5	Form of Series A Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015.

4.6	Form of Pre-Funded Series B Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015.

Exhibit No.	Description	Method of Filing

4.7	Form of Series B Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015.

10.1+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Discovery’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375).

10.2 +	Amended and Restated License Agreement by and between Discovery and Philip Morris USA Inc., d/b/a/ Chrysalis Technologies, dated March 28, 2008	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.3 +	License Agreement by and between Discovery and Philip Morris Products S.A., dated March 28, 2008	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.4+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.5+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.6*	Discovery’s 2007 Long Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007.

10.7*	Form of 2007 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 9, 2007.

10.8*	Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Appendix II to Discovery’s Definitive Proxy Statement on Form DEF 14A, as filed with the SEC on August 15, 2011 (Commission File Number 000-26422).

10.9*	Form of Employee Option Agreement under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012.

10.10*	Form of Non-Employee Director Option Agreement under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012.

Exhibit No.	Description	Method of Filing

10.11*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.11 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

10.12*	Discovery’s Amended and Restated 2011 Long-Term Incentive Plan effective as of January 22, 2016	Incorporated by reference to Exhibit 10.12 in the Original Filing.

10.13*	Employment Agreement by and between the Company and Craig Fraser dated as of February 1, 2016.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.14*	Inducement Stock Option Award Agreement dated February 1, 2016 between Craig Fraser and Discovery under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016.

10.15*	Employment Agreement dated as of December 19, 2014, by and between Discovery and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015.

10.16*	Amendment dated December 29, 2014 to Employment Agreement dated as of December 19, 2014, effective as of April 1, 2015, by and between Discovery and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015.

10.17*	Employment Agreement dated as of March 21, 2014, by and between Discovery and John A. Tattory	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on May 12, 2014.

10.18*	Amendment dated December 29, 2014 to Employment Agreement dated as of March 21, 2014, by and between Discovery and John A. Tattory	Incorporated by reference to Exhibit 10.19 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

10.19	Form of Indemnification Agreement between the Company and its named executive officers, including Craig Fraser, and directors.	Incorporated by reference to Exhibit 10.4 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.20	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, by and between TR Stone Manor Corp. and Discovery	Incorporated by reference to Exhibits 10.1 and 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007.

10.21	Second Amendment to Lease Agreement, dated January 3, 2013 by and between TR Stone Manor Corp. and Discovery	Incorporated by reference to Exhibits 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013.

Exhibit No.	Description	Method of Filing

10.22+	Master Services Agreement dated October 24, 2013 between Discovery and DSM Pharmaceuticals, Inc. (now known as Patheon Manufacturing Services LLC)	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2013.

10.23+	Supply Agreement dated as of December 22, 2010 between by and between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010.

10.24+	Collaboration Agreement made as of October 10, 2014, by and between Discovery and Battelle Memorial Institute	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014.

10.25	Amendment dated as of August 4, 2015 to Collaboration Agreement dated as of October 14, 2014 between Discovery and Battelle Memorial Institute.	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2015.

10.30+	Facility Agreement dated as of February 13, 2013, between Discovery and Deerfield	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

10.31	Amendment dated July 9, 2015 to Facility Agreement dated February 13, 2013 by and between the Company and Deerfield	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2015.

10.32	Second Amendment dated July 22, 2015 to Facility Agreement dated February 13, 2013 by and between the Company and Deerfield	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 24, 2015.

10.33	Registration Rights Agreement dated as of February 13, 2013, between Discovery and Deerfield	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

10.34	Security Agreement dated as of February 13, 2013, between Discovery and Deerfield	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

10.35	At-the-Market Equity Offering Sales Agreement dated February 11, 2013 between Discovery and Stifel Nicolaus & Company, Incorporated	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 13, 2013.

10.36	Amendment No. 1 dated February 11, 2016, to the At-the-Market Equity Offering Sales Agreement dated February 11, 2013 between Discovery and Stifel Nicolaus & Company, Incorporated	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2016.

21.1	Subsidiaries of Discovery	Filed herewith.

Exhibit No.	Description	Method of Filing

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Incorporated by reference to Exhibit 23 in the Original Filing.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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

We have incurred substantial losses since inception, due to investments in research and development, manufacturing, the commercialization of SURFAXIN, including marketing, commercial and medical affairs activities, and we expect to continue to incur substantial losses over the next four to five years.  To secure the significant additional capital that we will need, we expect to utilize all or a combination of potential strategic alliances, collaboration agreements and other strategic transactions, public or private equity offerings (including our ATM Program), or through debt arrangements.  We also believe that our success in these efforts will be largely dependent upon our ability to successfully and timely complete the AEROSURF phase 2b clinical trial.  Failure to complete the clinical trial within the expected time line in the fourth quarter of 2016 and obtain acceptable and promising results could have a material adverse effect on our ability to secure the additional capital that we will require, through strategic transactions or otherwise, and our ability to continue as a going concern.

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