Form 10-K/A
period 2015-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2016-04-29
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commissions file number 000-26422

Windtree Therapeutics, Inc.
(formerly Discovery Laboratories, Inc.)
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

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc. (formerly Discovery Laboratories, Inc.), and its wholly-owned, presently inactive subsidiary, Discovery Laboratories, Inc. (formerly Acute Therapeutics, Inc.).

ii

Explanatory Note to Amendment No.2

Windtree Therapeutics, Inc. (formerly Discovery Laboratories, Inc., referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016 (collectively “Form 10-K”), solely (i) to include portions of Item 10 and Items 11 through 14 of Part III of the Form 10-K as contemplated by instruction G(3) to the Form 10-K, and (ii) to include the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”).  Other than the addition of Items 10-14 and the new certifications, the Form 10-K is not being amended or updated in any respect.  This Amendment No. 2 continues to describe the conditions as of the date of the Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Form 10-K.  This Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendment to those filings.

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

iii

WINDTREE THERAPEUTICS, INC.
(Formerly Discovery Laboratories, Inc.) (1)
Table of Contents to Annual Report on Form 10-K/A
For the Fiscal Year Ended December 31, 2015

(1)   Effective on April 19, 2016, Discovery Laboratories, Inc. changed its name to Windtree Therapeutics, Inc. (the Company).  In addition, information concerning shares of the Company’s common stock and related share prices in this Annual Report on Form 10-K, including this Amendment No. 2, has been adjusted to reflect a 1-for-14 reverse split of the Company’s common stock and a change in the number of shares of common stock authorized for issuance under its Amended and Restated Certificate of Incorporation, as amended, that were made effective on January 22, 2016.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The following table sets forth the names of the persons serving on our Board of Directors (the “Board”).  Our stockholders elect the directors to serve until the next annual meeting of stockholders and, if applicable, until their successors are duly elected and qualified.  Effective on January 31, 2016, John G. Cooper, our former President and Chief Executive Officer and member of the Board, resigned his positions with the Company.  Effective on February 1, 2016, the Board appointed Craig Fraser, our President and Chief Executive Officer, to serve as a member of the Board to fill the vacancy created by Mr. Cooper’s resignation until the next Annual Meeting of Stockholders and until his successor shall be duly elected.

Name	Position with the Company

John R. Leone	Chairman of the Board

Craig Fraser	Director, President and Chief Executive Officer

Joseph M. Mahady	Director

Bruce A. Peacock	Director

Marvin E. Rosenthale, Ph.D.	Director

John R. Leone, age 68, has served as a member of our Board of Directors since November 2012 and was elected Chairman in January 2013.  He serves as a member of the Board’s Compensation Committee and the Nomination and Governance Committee.  With over 30 years of experience, Mr. Leone has built an outstanding track record in pharmaceutical operations, commercial portfolio management, and financing life science companies.  His commercial experience includes significant domestic and international executive management roles and direct responsibility for the commercial launch of numerous pharmaceutical products.

Mr. Leone has been a Partner at Visium Asset Management, LLC, an investment platform focused on healthcare royalties and related revenues since May 2013.  Prior to joining Visium, Mr. Leone was a Partner at Paul Capital Healthcare, a private equity firm that manages one of the largest dedicated healthcare funds globally (2007 to 2013).  Previously, Mr. Leone served as President and Chief Executive Officer at Cambrex Corporation, and as Senior Vice President and Chief Operating Officer of U.S. Commercial Operations at Aventis Pharmaceuticals.  While at Aventis, he played a key role in spearheading the successful integration of its predecessor companies, Rhone-Poulenc Rorer and Hoechst Marion Roussel, and had responsibility for all commercial business units, including oncology, metabolism, cardiovascular, dermatology, respiratory and anti-infective.  Mr. Leone also served on the Board of Directors at ViroPharma Incorporated from January 2006 until its acquisition in March 2014.  Mr. Leone received his B.S. degree in Engineering from the U.S. Military Academy at West Point and his M.B.A. from the University of Colorado.

Craig Fraser, age 51, was appointed President and Chief Executive Officer and a member of the Board effective February 1, 2016.  He brings over 25 years of experience as a leader in both product development and commercial operations and in building biopharmaceutical and device businesses for both startups and larger companies.  Prior to joining the Company, Mr. Fraser held executive positions at several biopharmaceutical companies, including Aegerion Pharmaceuticals as Chief Operating Officer (July 2014 to August 2015) and as President, International & Global Manufacturing and Supply (October 2011 to July 2014); as Vice President of Global Disease Areas at Pfizer (October 2009 to October 2011); and as Vice President and Global Business Manager at Wyeth Pharmaceuticals (December 2007 to November 2009).  Previously, Mr. Fraser served as Vice President, Sales & Marketing and Commercial Operations and as Vice President, Global Strategic Marketing at Johnson & Johnson; and as Gastroenterology Franchise Lead, National Sales Director – Immunology and Acute Cardiovasculars, and Marketing Director – Cardiovasculars and Diagnostics at Centocor.  Mr. Fraser is a veteran of the Marine Corps and the U.S. Army.  Mr. Fraser does not serve on any other public company boards.  Mr. Fraser received his B.S. degree in Public Administration from Slippery Rock University of Pennsylvania.

Joseph M. Mahady, age 63, has served as a member of our Board since January 2013.  He also serves as Chairman of the Board’s Compensation Committee and a member of the Audit Committee.  Mr. Mahady has extensive strategic and operational experience in the biopharmaceutical industry.  He has broad international commercial experience, having served in a direct leadership role in more than 30 product launches, and has a successful record of developing profitable businesses based on transformational technologies in both the U.S. and international markets.

Mr. Mahady held significant leadership positions during his 30-year career with Wyeth Corporation, including as President, Wyeth Pharmaceuticals (2008 – 2009), and Senior Vice President, Wyeth Corporation (2002 – 2009), with responsibility to direct the worldwide operations of that company's $20 billion global pharmaceutical business.  He also served as President of Global Business, where he directed all worldwide commercial operations, President of Americas and Global Business, President, North America Operations, President of Wyeth-Ayerst, as well as Vice President of Healthcare Systems and Vice President of Marketing and Sales Operations.  He retired from Wyeth in 2009.  Since his retirement, Mr. Mahady served as Chairman of Lumara Health (formerly KV Pharmaceuticals) and a member of the boards of directors of Albemarle, EKR Therapeutics and Strongbridge Biopharma.  Mr. Mahady received his B.S. degree in Pharmacy from St. John's University College of Pharmacy and his M.B.A. in Pharmaceutical Studies from Fairleigh Dickinson University.

Bruce A. Peacock, age 64, has served as a member of our Board since September 2010.  He also serves as Chairman of the Board’s Audit Committee and is a member of the Compensation and the Nomination and Governance Committees.  Mr. Peacock brings to our Board extensive biotech and pharmaceutical experience, including financial expertise in debt, equity capital and alliance transactions.  He also has significant experience in drug development, having led the effort to gain regulatory approval for several drug candidates in the United States and in other major markets worldwide.  Mr. Peacock also has had responsibility for marketing, commercial and manufacturing operations.

Mr. Peacock has served as a Venture Partner with SV Life Sciences Advisers LLC since 2006.  From August 2013 to September 2104, Mr. Peacock served as Chief Financial and Business Officer of Ophthotech Corporation, having served as Chief Business Officer since September 2010.  Previously, he served as President and Chief Executive Officer of Alba Therapeutics; Chief Executive Officer and Director of The Little Clinic, a medical care services company; President and Chief Executive Officer and a Director of Adolor Corporation, a publicly-held biotechnology company; President, Chief Executive Officer and a Director of Orthovita Inc., a publicly-held orthopaedic biomaterials company; Executive Vice President, Chief Operating Officer and a Director of Cephalon Inc.; and Chief Financial Officer of Centocor Inc.  Mr. Peacock serves as Co-Chairman of the Board of Alba Therapeutics and as a member of the boards of directors of the following publicly held biopharmaceutical companies: since March 2015, AGTC Genetic Technologies Corporation; since September 2014, Dicerna Pharmaceuticals, Inc.; and since July 2014, Ocular Therapeutix.  Since 2012, Mr. Peacock has served as a member of the board of directors of Invisible Sentinel, Inc. and, since 2015, PanOptica, Inc., both privately-owned companies.  Mr. Peacock earned a bachelor’s degree in Business Administration from Villanova University and is a certified public accountant.

Marvin E. Rosenthale, Ph.D., age 82, has served as a member of our Board since 1998.  He also serves as Chairman of the Board’s Nomination and Governance Committee and is a member of the Audit Committee.  Dr. Rosenthale brings to our Board more than 50 years of management and executive experience in the pharmaceutical industry.  In addition, since 1998, he has served as a member of the board of directors of nine pharmaceutical companies, which provides him a broad perspective of the customs, practices and strategic priorities of pharmaceutical companies in today’s challenging competitive and financial markets.

Prior to his retirement in 1999, Dr. Rosenthale served as President and Chief Executive Officer of Allergan Ligand Retinoid Therapeutics, Inc., having joined as Vice President in 1993.  Previously, over a period of 16 years, Dr. Rosenthale served in a variety of executive positions at Johnson & Johnson, including Vice President, Drug Discovery Worldwide, at R.W. Johnson Pharmaceutical Research Institute, and director of the divisions of pharmacology and biological research and Executive Director of Drug Discovery Research at Ortho Pharmaceutical.  Dr. Rosenthale also served in various positions with Wyeth Laboratories.  Dr. Rosenthale has served on the boards of directors of NuRx Pharmaceuticals Inc. (2008-2010) and Radiant Pharmaceuticals Corp. (formerly AMDL, Inc., 2000-2006).  Dr. Rosenthale received a Ph.D. in pharmacology from Hahnemann Medical College, a M.Sc. in pharmacology from Philadelphia College of Pharmacy & Science and a B.Sc. in pharmacy from the Philadelphia College of Pharmacy & Science.

Executive Officers

The following table sets forth the names and positions of our executive officers.  The Board approves the election of officers annually and such officers serve until the meeting of the Board following the next annual meeting of the stockholders and, if applicable, until their successors are duly elected and qualified:

Name	Position with the Company

Craig Fraser	President and Chief Executive Officer
John A. Tattory	Senior Vice President and Chief Financial Officer
Steven G. Simonson, M.D.	Senior Vice President and Chief Development Officer
Mary B. Templeton, Esq.	Senior Vice President, General Counsel and Corporate Secretary
Kathryn A. Cole	Senior Vice President, Human Resources
George Cox	Vice President, Technical Operations
Lawrence A. Weinstein	Vice President, Medical Device Development

Mr. Fraser’s biographical information appears above.

Steven G. Simonson, M.D., age 57, was appointed our Senior Vice President and Chief Development Officer in October 2014, having served as our Vice President, Clinical Development, since joining the Company in May of 2014.  Dr. Simonson brings over 25 years of medical practice and pharmaceutical industry clinical trial experience with a significant background in pulmonary critical care and developing respiratory drugs to the Company, including preclinical, first time into man and phases 1-4, and IND, NDA and sNDA experience.  Dr. Simonson spent 15 years at AstraZeneca Pharmaceuticals in areas of medical and clinical leadership primarily in the pulmonary and infection therapeutic areas.  He has been involved in or led several successful IND and NDA filings including the Pulmicort® Turbuhaler® M3 NDA, which was approved for treatment of asthma.  He spent the next two years as Vice President of Clinical Development at Agennix, Inc., a biopharmaceutical company primarily focused in oncology and sepsis, leading programs including studies of talactoferrin in necrotizing enterocolitis, the second most common cause of morbidity in premature neonates.  Most recently, Dr. Simonson was an Executive Director in the Molecule Development Group at Covance, a biopharmaceutical development services company, where he applied his experience to developing clinical programs for small and mid-size biotech and pharmaceutical companies.  Dr. Simonson completed training in internal medicine followed by a fellowship in pulmonary and critical care medicine at Duke University Medical Center.  He then held several faculty appointments at Duke in the departments of Anesthesiology and Medicine, including the divisions of Pulmonary and Critical Care Medicine.  He is a Fellow of the American College of Chest Physicians, and author or co-author of multiple peer reviewed publications, abstracts, posters and chapters.  Dr. Simonson received his medical degree from the Medical College of Wisconsin, and his Masters of Health Sciences degree in Biometry from the Duke University School of Medicine.

John A. Tattory, age 50, was appointed our Senior Vice President and Chief Financial Officer in March 2014, having previously served as our Vice President, Finance and Chief Accounting Officer (March 2013 - March 2014), and our Vice President, Finance, and Controller and the designated principal accounting officer (July 2010 - March 2013), and Vice President, Finance (January 2008 – July 2010).  He brings more than 25 years of financial management and leadership experience, including in directing U.S. and international financial operations, strategic transactions, licensing and collaboration arrangements, and equity and debt financings.  Prior to joining us, Mr. Tattory held financial management positions at Tyco International, where he served as Director, Financial Planning & Analysis for Tyco Flow Control, an operating unit that included the majority of business operations in international markets; and Bristol-Myers Squibb (BMS), where he held financial roles of increasing responsibility, most recently as Finance Director, U.S. Primary Care, with responsibility for the financial matters of various BMS pharmaceutical businesses, including international operations.  Previously, Mr. Tattory served as an Audit Manager with Ernst & Young LLP.  Mr. Tattory is a certified public accountant (CPA) and holds a B.S. degree in Commerce from Rider University.

Mary B. Templeton, Esq., age 69, has served as Senior Vice President, General Counsel and Corporate Secretary since September 2011, having previously served as Senior Vice President and Deputy General Counsel since joining us in March 2006.  Ms. Templeton brings to us more than 30 years of legal and senior management experience, including in corporate, contract and securities law, financing and strategic transactions.  Prior to joining us, Ms. Templeton held senior executive positions in the financial services industry, including as Senior Vice President and General Counsel with The Charles Schwab Corporation and Senior Vice President and General Counsel with The Sequor Group Inc. (a subsidiary of Security Pacific Corporation) and spent several years in private practice in Philadelphia and New York.  As Director of Investment Company Products at Charles Schwab & Co., Ms. Templeton led development of the first mutual fund marketplace, and, as Trust Officer of Bradford Trust Company (New York), the first for-profit clearing corporation registered with the SEC.  Ms. Templeton received a B.A. degree from Chatham University, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers Law School.  She is a member of the Bar Associations of Pennsylvania and New York.

Kathryn A. Cole, age 50, has served as our Senior Vice President, Human Resources, since January 2006.  Ms. Cole brings more than 20 years of extensive Human Resources experience, mostly in the life sciences industry, managing change and aligning human resources strategies with business objectives to ensure a focused, results driven organization.  Prior to joining us, Ms. Cole served as Vice President, Human Resources for Savient Pharmaceuticals Inc., in addition to other human resource management positions of increasing responsibility for Cytogen Corporation, EpiGenesis Pharmaceuticals, and the Prudential Insurance Company of America.  Ms. Cole received her undergraduate degree in Communication from Douglass College and her M.S. degree in Industrial Relations and Human Resources from the Rutgers University School of Management and Labor Relations.

George Cox, age 64, currently serves as Vice President, Technical Operations, having served as Vice President, Supply Chain, since April 2008.  Mr. Cox brings more than 30 years of technical operations and supply chain experience, including directing multi-facility manufacturing in the United States and Europe and the establishment of agreements with various Contract Manufacturing Organizations to insure the supply continuity for both drug and medical device products.  Prior to joining us, Mr. Cox served as Senior Director, Supply Chain with Auxilium Pharmaceuticals, where he implemented the organizational strategy to support the growth of the commercial and clinical operations.  Mr. Cox has held executive technical operations positions at MedImmune, where he was instrumental in obtaining significant government contracts for the pandemic flu vaccine and the launch of their nasal seasonal flu vaccine, and Rhone-Polenc Rorer Pharmaceuticals, and also spent significant time in the financial arena including as plant controller for Proctor-Silex.  Mr. Cox received a B.S. in Accounting from Villanova University.

Lawrence A. Weinstein, age 53, was appointed our Vice President, Medical Device Development, in April 2014.  He brings over 30 years of respiratory medical device experience with significant direct experience working with capillary-based technologies, new product development, as well as operational and quality assurance activities.  Mr. Weinstein was also involved in the successful launch of several respiratory products.  Prior to joining the Company, Mr. Weinstein served as President and Chief Operating Officer for ALR Technologies (July 2010 – May 2014), President of Hydrate, Inc. and Senior Vice President of Operations for PRE Holding (2007 – June 2010), and Vice President of Product Technology at PARI (2003  2007).  Previously, Mr. Weinstein served as Director of Technology for DHD Healthcare as well as several roles of increasing responsibility with Cordis Corporation.  Mr. Weinstein is a named inventor on over 20 U.S. patents.  He is the author or co-author of over 20 published articles, abstracts and posters in aerosol drug delivery and respiratory humidification.  Mr. Weinstein received his M.B.A. and a M.S. degree in Industrial Engineering from the University of Miami.

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

Reporting Persons are required by SEC regulations to furnish us with copies of all filings they make under Section 16(a) and we are required to identify those Reporting Persons who failed to make such filings timely.  Based solely on a review of the copies of any such filings made available to us and written representations from our officers and directors, we believe that all Reporting Persons complied with the filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2015.

Procedures for Recommending Nominees to our Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we described those procedures in our proxy statement for our 2015 Annual Meeting of Stockholders, which we filed with the SEC on April 29, 2015.

Audit Committee

The Audit Committee of the Board is a standing committee of our Board and currently consists of Bruce A. Peacock, Joseph M. Mahady and Marvin E. Rosenthale, Ph.D.  The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to our accounting, reporting and financial practices, and our compliance with the all related legal and regulatory requirements, including oversight of:

•	the maintenance by management of the reliability and integrity of the Company’s accounting policies, financial reporting and disclosure practices, and tax compliance;
•	the establishment and maintenance by management of processes to assure that an adequate system of internal control is functioning within the Company; and
•	the establishment and maintenance by management of processes to assure compliance by the Company with all applicable laws, regulations and Company policy.

In addition, the Audit Committee is responsible for, among other things, the appointment, compensation and oversight of the work of any registered public accounting firm engaged (including resolution of disagreements between management and the auditor regarding financial reporting), reviewing the range and cost of audit and non-audit services performed by our independent accountants, reviewing the adequacy of our systems of internal control, and reviewing all related party transactions.  In discharging its role, the Audit Committee is empowered to investigate any matter brought to its attention and has full access to all of our books, records, facilities and personnel.  The Audit Committee also has the power to retain such legal, accounting and other advisors as it deems necessary to carry out its duties.

The Board has adopted a written Audit Committee Charter.  The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in its Charter, are intended to be in accordance with applicable listing requirements of The Nasdaq Capital Market (“Nasdaq”) and the rules of the SEC for corporate audit committees.  All members of our Audit Committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules and the financial sophistication requirements of the SEC rules and Nasdaq Listing Rule 5605(c)(2)(A).  The Board has determined that Bruce A. Peacock is an “audit committee financial expert” as defined under SEC rules.  See, Mr. Peacock’s biographical information in “Directors of the Company,” above.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Named Executive Officers

The following table summarizes, for the years 2015 and 2014, the compensation of (1) the individual who was serving as our principal executive officer during 2015 and (2) the two most highly-compensated executive officers (other than the principal executive officer) who were serving as executive officers on December 31, 2015 ranked by their total compensation for the fiscal year ended December 31, 2015, to whom we collectively refer herein as our “Named Executive Officers.”

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Stock Award,” “Non-Equity Incentive Plan Compensation” and “Nonqualified Deferred Compensation Earnings.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Award ($)(1)	All Other Compensation ($)(2)	Total ($)

John G. Cooper
President and Chief Executive Officer (3)	2015	$400,000	$150,000	$308,805	$18,001	$876,806
	2014	400,000	–	206,410	17,500	623,910

Steven G. Simonson, M.D.
Senior Vice President and	2015	315,000	100,000	242,633	18,001	675,634
Chief Development Officer	2014	186,364	–	163,212	7,387	356,963

John A. Tattory
Senior Vice President,	2015	265,850	77,000	132,345	10,875	486,070
Chief Financial Officer and Treasurer	2014	253,495	–	185,769	15,600	454,864

Thomas F. Miller, Ph.D., MBA
Former Senior Vice President and	2015	447,590	30,684	-	3,374	481,648
Chief Operating Officer (3)	2014	325,000	–	123,846	17,500	466,346

(1)
Represents the grant date fair value of the stock options computed in accordance with Accounting Standards Codification (ASC) Topic 718 “Stock Compensation” (ASC Topic 718).  The assumptions that we utilized are described in Note 11, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2015, which are included in the 2015 Annual Report.  The amounts reported in this column have not been paid to, nor realized by, the Named Executive Officer.  The Compensation Committee approved grants to Mr. Cooper, Dr. Simonson, and Mr. Tattory on March 27, 2015 for 25,000, 19,643 and 10,714 shares, respectively, each with an exercise price of $16.38.  The Compensation Committee approved grants to Mr. Cooper, Mr. Tattory and Dr. Miller on March 6, 2014 for 7,143, 6,429 and 4,286 shares, respectively, each with an exercise price of $36.12.  Dr. Simonson received a grant on May 19, 2014 upon the commencement of his employment of an option to purchase 8,571 shares with an exercise price of $23.80.  All options vest in three equal annual installments beginning with the first year anniversary of the date of grant, except that Dr. Simonson’s initial option vested 17% when issued and thereafter in three equal installments on the first three anniversaries of the date of grant.  All options have a term of 10 years.

(2)
The reported amount reflects the Company match under the Company’s 401(k) Plan.  During 2015 and 2014, as applicable, the aggregate perquisites and other personal benefits afforded to each Named Executive Officer was less than $10,000, calculated as the incremental cost of providing such benefits to each Named Executive Officer, in accordance with SEC disclosure rules.  This amount does not include the cost of medical and health benefits, as such benefits are available to all of our employees.  See also, “– Retirement Benefits,” and “– Executive Employment Agreements.”

(3)	Mr. Cooper resigned his position effective January 31, 2016. We terminated Dr. Miller's employment agreement with us on April 17, 2015.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on December 31, 2015.  To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Option Awards – Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options,” “Stock Awards: Number of Shares or Units of Stock That Have Not Vested,” and “– Market Value of Shares or Units of Stock That Have Not Vested.”

	Option Awards
Named Executive Officer	No. of Securities Underlying Unexercised Options –Exercisable		No. of Securities Underlying Unexercised Options – Unexercisable	Option Exercise Price ($)*	Option Expiration Date

John G. Cooper	238			1,472.10	1/3/16
	1,190			472.50	5/17/16
	952			516.60	12/15/16
	762			686.70	6/21/17
	714			548.10	12/11/17
	635			254.10	12/12/18
	1,270			405.30	12/12/18
	17,857			25.62	10/7/21
	9,286			37.94	5/4/22
	16,667	(1)	8,333 (1)	33.04	3/26/23
	2,381	(1)	4,762 (1)	36.12	3/6/24
			25,000 (1)	16.38	3/27/25

Steven G. Simonson, M.D.	3,810	(2)	4,761 (2)	23.80	5/19/24
			19,643 (1)	16.38	3/27/25

John A. Tattory	357			378.00	1/28/18
	238			405.30	9/26/18
	95			254.10	12/12/18
	5,357			25.62	10/7/21
	2,857			37.94	5/4/22
	3,811	(1)	1,904 (1)	33.04	3/26/23
	2,144	(1)	4,285 (1)	36.12	3/6/24
			10,714 (1)	16.38	3/27/25

Thomas F. Miller (3)	167			1,472.10	1/3/16
	333			294.00	4/17/16
	72			417.90	4/17/16
	476			516.60	4/17/16
	381			686.70	4/17/16
	524			548.10	4/17/16
	238			254.10	4/17/16
	476			405.30	4/17/16
	14,285			25.62	4/17/16
	4,762			37.94	4/17/16
	9,525			33.04	4/17/16
	1,429			36.12	4/17/16

*	Adjusted where applicable to reflect the 1-for-15 reverse stock split effective December 28, 2010 and the 1-for-14 reverse stock split effective January 22, 2016.

(1)	These options vest and become exercisable in three equal installments on the first three anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.

(2)	These options vest and become exercisable as follows: 1,429 on the date of grant and thereafter the remaining options in three equal installments on the first three anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.

(3)	Under his employment agreement with us, Dr. Miller’s options continue to be exercisable until the earlier of the expiration of their term or the first anniversary of the date of termination of his employment with us on April 17, 2015.

Retirement Benefits

During 2015, none of our Named Executive Officers participated in any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, other than our 401(k) savings plan (“401(k) Plan”).  Under the 401(k) Plan, eligible employees (as defined in the 401(k) Plan) may elect to make pre-tax deferrals or Roth deferrals up to the maximum amount allowed by law (which was limited for this purpose in 2015 to $18,000).  The 401(k) Plan also permits (i) rollover contributions and (ii) catch up contributions by employees age 50 and over (which was limited for this purpose in 2015 to $6,000).  Under the 401(k), we may make matching contributions, which in 2015 equaled 75% of an employee’s deferred compensation.  We have made our quarterly match in the form of shares of our common stock determined by reference to the lower of (i) the average closing price of shares of our common stock on all trading days in the applicable quarter, or (ii) the closing price of our common stock on the last trading day of the quarter.

Participant contributions are fully vested when made.  Employer contributions in the form of shares generally vest in full over the first three years of service (as defined in the 401(k) Plan), with 34% vesting upon the anniversary of the first year of service, 33% vesting upon the anniversary of the second year of service, and 33% vesting upon the anniversary of the third year of service; provided, that a participant may not dispose of any shares of our common stock representing the employer contribution until all shares are fully vested at the end of the third year of service.  The 401(k) Plan does not permit the acquisition or holding of employer securities, other than the shares of our common stock credited to participant accounts to satisfy the employer match.  The 401(k) Plan contains standard provisions covering breaks in service, payment of expenses out of plan assets, hardship distributions, and distributions upon termination of employment, including retirement.

The 401(k) Plan is intended to be a qualified plan under the rules and regulations of the Internal Revenue Service.  We act as Plan Administrator, the trustee and custodian of plan assets is The Charles Schwab Trust Company and the third party administrator is Sentinel Benefits & Financial Group.  As Plan Administrator, and with the assistance of Sentinel Benefits & Financial Group, we determine the list of funds that will be made available to participants, who then direct the investment of their participant account balances among those funds.  In addition, participants may elect to place their entire plan assets (other than shares of our common stock from the employer match that are not vested) in a self-directed brokerage account with Charles Schwab & Co., Inc.

Executive Employment Agreements

On March 26, 2013, the Compensation Committee approved a form of executive employment agreement (the “Executive Agreements”) for senior executive officers, including Mr. Cooper, Mr. Tattory, and Dr. Simonson, on substantially similar terms.  These agreements had an initial term expiring on March 31, 2015.  In December 2014, we entered into amendments to the Executive Agreements to eliminate automatic acceleration of outstanding equity awards upon a change in control and to extend the term of the agreements through March 31, 2017. The following describes the key terms of the Executive Agreements as in effect on December 31, 2015.

•	The Executive Agreements were effective April 1, 2013 for Mr. Cooper, March 21, 2014 for Mr. Tattory and December 19, 2014 for Dr. Simonson. Beginning on April 1, 2017, the Compensation Committee or an executive may determine not to renew an agreement and provide notice of non-renewal to the other party at least 90 days prior to the expiration date. If such notice is not provided, the term of such agreement will automatically be extended for two additional years. The Executive Agreements include a 12-month post-employment noncompetition agreement, an 18‑month non-solicitation agreement, and provide for confidentiality and the assignment to us of all intellectual property. The base salaries for Mr. Cooper, Mr. Tattory, and Dr. Simonson were originally $400,000, $260,000, and $300,000, respectively, and following adjustments in March 2015, were $400,000, $267,800, and $320,000, respectively on December 31, 2015. Effective February 1, 2016, Mr. Tattory’s base salary was increased to $290,000 and Dr. Simonson’s base salary was increased to $330,000. Each executive has a target annual bonus (“Annual Bonus Amount”), which is a percent of base salary and is awarded at the discretion of the Compensation Committee. The Annual Bonus Amount for Mr. Cooper was 50% and for each of Mr. Tattory, and Dr. Simonson, 30%, of such individual’s base salary.

•
Upon termination by us without Cause or by the executive for Good Reason (in each case as defined in the Executive Agreements), in addition to any amounts or benefits that are due under any of our vested plans or other policy, and on the condition that the executive enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, each executive will be entitled to: (i) a pro rata bonus equal to a percentage of the executive’s Annual Bonus Amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days the executive was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination; (ii) a severance amount equal to the sum of the executive’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the Annual Bonus Amount (multiplied by 1.5 for Mr. Cooper), payable in equal installments from the date of termination to the date that is 12 months (18 months for Mr. Cooper) after the date of termination (the “Severance Period”); and (iii) all vested stock options, restricted stock grants and other similar equity awards held by the executive (“Executive Equity Awards”) shall continue to be exercisable during the Severance Period.  For Mr. Cooper, his Executive Equity Awards shall continue to vest for a period of 18 months, and be exercisable for a period of 36 months, after the date of termination.  In addition, during the Severance Period, if the executive elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), we will continue to pay our costs of the executive’s and his or her dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees.  If COBRA coverage is unavailable, we will reimburse the executive an amount which, after taxes, is sufficient to purchase medical and dental coverage substantially equivalent to that which the executive and his dependents were receiving immediately prior to the date of termination and that is available to comparable active employees, reduced by the amount that would be paid by comparable active employees for such coverage under our plans, and provided further, that our obligation to provide benefits will cease or be reduced to the extent that a subsequent employer provides substantially similar coverages.  All of our obligations to an executive shall cease if at any time during the Severance Period the executive engages in a material breach of the Executive Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach.

•
Upon termination in connection with a Change of Control (as defined in the Executive Agreements), in addition to the benefits that arise upon a Change of Control (discussed below) and any benefits that are due to an executive under any vested plans or other policies, the executive shall be entitled to: (i) a pro rata bonus equal to the executive’s Annual Bonus Amount and prorated for the number of days the executive was employed in the year of termination, payable in a lump sum within 10 days after the date of termination; (ii) a severance amount equal to 1.5 (2.0 for Mr. Cooper) times the sum of the executive’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the Annual Bonus Amount, payable in a lump sum within 10 days after the date of termination except in certain circumstances; and (iii) all Executive Equity Awards shall accelerate and become fully vested and any restrictions under restricted stock agreements will be lifted.  In addition, if the executive elects to continue medical benefits through COBRA, for a period of 18 months (24 months for Mr. Cooper), we will continue to pay our costs of the executive’s benefits as in effect on the date of termination as such benefits are provided to active employees.  If COBRA coverage is unavailable, we will reimburse the executive an amount which, after taxes, is sufficient to purchase coverage that is substantially equivalent to the coverage available to comparable active employees on the date of termination, reduced by the amount that would be paid by comparable active employees, provided that our obligation to provide benefits shall cease or be reduced to the extent that a subsequent employer provides substantially similar coverages.  All of our obligations to an executive shall cease if at any time during the Severance Period the executive engages in a material breach of the Executive Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach.  If the foregoing payments shall be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax, they will be automatically be reduced to the extent and in the manner provided in the Executive Agreements.

•
Upon a Change of Control and assuming the executive remains employed, (i) the term of the Executive Agreements (if shorter) shall be automatically extended until the second anniversary of the date of the Change of Control; and (ii) during the remaining term of the Executive Agreements (as extended), and provided that an executive is employed on the last day of a fiscal year ending in that period, the executive will be entitled to an annual bonus at least equal to the Annual Bonus Amount, payable no later than March 15 in the next succeeding fiscal year.

Appointment of President and Chief Executive Officer

Effective on February 1, 2016, our Board appointed Craig Fraser, 51, to serve as our President and Chief Executive Officer.  The Board also appointed Mr. Fraser to serve as a member of the Board, effective immediately.  (Mr. Fraser’s background appears in Item 10, above.)  At the time of his appointments, Mr. Fraser was not a related person to us and there was no transaction or other arrangement involving us under which Mr. Fraser or any of his related persons has or will have a direct or indirect material interest.  He has no family relationship with any of our other directors or executive officers.

Effective February 1, 2016, we entered into an employment agreement with Mr. Fraser (the “Fraser Agreement”) that included terms and conditions that are substantially similar to the terms of the Executive Agreements described above, except as follows:

•	The Fraser Agreement is effective until terminated. Mr. Fraser’s initial base salary is $415,000. He will be eligible for an annual bonus with a target of 50% of base salary (the “Target Bonus”), as may be awarded at the discretion of the Compensation Committee. In connection with his hiring, Mr. Fraser was awarded an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4) in the form of an option to purchase 204,863 shares of our common stock, representing 2.5% of our outstanding shares, at an exercise price of $2.33 per share, which was the closing price on February 2, 2016 and the price next determined after approval of the grant. These options will vest in three equal installments on the next three anniversary dates of the grant, provided that Mr. Fraser remains employed with us throughout the period. The option has a term of 10 years. Although issued outside the Company's 2011 Long-Term Incentive Plan (the 2011 Plan), the option is subject to terms and conditions that are generally consistent with the 2011 Plan and the form of option agreement in effect thereunder.

•	Upon termination by us without Cause or by Mr. Fraser for Good Reason (in each case, the definitions are substantially as set forth in the Executive Agreements), subject to the terms and limitations discussed above with respect to the other contract executives and determined on the same basis, Mr. Fraser will be entitled to the following benefits: (i) a pro-rated bonus; (ii) a severance amount payable over a Severance Period of 12 months; and (iii) all of his vested equity awards will continue to be exercisable for a period of 12 months after the date of termination. In addition, if Mr. Fraser elects COBRA, he will be entitled to a continuation of benefits during his Severance Period on the same terms as outlined above for other contract executives.

•	Upon termination in connection with a Change of Control, subject to the terms and limitations discussed above with respect to the other contract executives (other than Mr. Cooper), Mr. Fraser will be entitled to the following benefits: (i) a pro-rated bonus; (ii) a severance amount equal to 1.5 times the sum of his base salary then in effect (determined without regard to any reduction constituting Good Reason) and his Target Bonus; and (iii) all Executive Equity Awards shall accelerate and become fully vested and any restrictions under restricted stock agreements will be lifted. The foregoing payment will be payable in a lump sum within 10 days after the date of termination except in certain circumstances. In addition, if Mr. Fraser elects COBRA, he will be entitled to a continuation of benefits for 18 months on the same terms as outlined above for other contract executives.

•	Upon a Change of Control and assuming that Mr. Fraser remains employed with us, subject to the terms and limitations discussed above with respect to the other contract executives, he will be entitled to the same benefits as will be available to the other contract executives.

Executive Separation Agreements

John G. Cooper
Effective February 1, 2016, we and John G. Cooper, our then President and Chief Executive Officer, terminated his Employment Agreement dated April 1, 2013, as amended December 29, 2014.  Under the terms of his Employment Agreement, Mr. Cooper is entitled to receive the benefits outlined above under the caption “Executive Employment Agreements” with respect to benefits in connection with a termination without Cause.  In addition, Mr. Cooper agreed to cooperate in the transition of his duties and responsibilities as may be reasonably requested by the Company, and cooperate in other matters in which his cooperation may be reasonably requested for up to 10 hours per month during the Severance Period.  The Company has agreed, with certain exceptions, to pay Mr. Cooper an hourly rate of $300 per hour for his time incurred in excess of 10 hours per month during the Severance Period.

Thomas F. Miller
Effective April 17, 2015, we terminated the Employment Agreement of Thomas F. Miller.  Under the terms of his Employment Agreement, he became entitled to receive the benefits outlined above under the caption “Executive Employment Agreements,” with respect to benefits in connection with a termination without Cause.  Mr. Miller did not receive continuation of benefits under his employment agreement as such benefits were available from his subsequent employer.

Director Compensation

Each of our non-employee directors receives cash compensation for his services.  Directors who are also employees are not compensated separately for serving on the Board or any of its committees.  On June 10, 2014,  the Compensation Committee and Board approved cash compensation for non-employee directors as follows: (i) $8,750 per quarter for all directors other than the Chairman of the Board, and $15,000 per quarter for the Chairman of the Board; (ii) $3,750 per quarter for the director who served as Chairman of the Audit Committee; (iii) $2,500 per quarter for the director who served as Chairman of the Compensation Committee; (iv) $1,875 per quarter for the director who served as Chairman of the Nomination and Governance Committee; (v) $1,750 per quarter for each director who served as a non-Chairman member of the Audit Committee; (vi) $1,250 per quarter for each director who served as a non-Chairman member of the Compensation Committee; and (vii) $1,000 per quarter for each director who served as a non-Chairman member of the Nomination and Governance Committee.  In addition, in order to better align the interests of our Board with our stockholders, the Compensation Committee considers and recommends to the Board long-term equity compensation.  On August, 14, 2015, in addition to approving retainers for the following year in the amounts authorized under the June 10, 2014 resolutions, the Compensation Committee approved an award to each non-employee director of options to purchase our common stock and restricted stock units as set forth in the table below.  These awards, which were issued pursuant to our 2011 Plan, were approved after due consideration of the practices of other similarly situated biotechnology companies in providing equity compensation to their non-employee directors.  The foregoing annual compensation amounts and equity awards will remain in effect until superseded.  The Compensation Committee plans to conduct a review of peer company director compensation practices periodically, including before considering changes to our director compensation policy and amounts in the future.

The following chart summarizes the cash and non-cash compensation paid to our non-employee directors during the year ended December 31, 2015.  To improve readability, the following columns have been removed from the table, as there is no reportable information with respect to these items: “Non-Equity Incentive Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total

John R. Leone	$71,500	$8,000	$4,530	$84,030
Joseph M. Mahady	49,500	8,000	4,530	62,030
Bruce A. Peacock	59,000	8,000	4,530	71,530
Marvin E. Rosenthale, Ph.D.	49,500	8,000	4,530	62,030

(1) Represents the grant date fair value of the stock award, equivalent to the closing stock price on the grant date, computed in accordance with ASC Topic 718.  On August 14, 2015, the Compensation Committee approved stock awards for each director of 1,191 restricted stock units.  All restricted stock units awarded in 2015 vest in full on the first anniversary of the grant.

(2) Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718.  The assumptions utilized are described in Note 11, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2015, which are included in the accompanying 2015 Annual Report to Stockholders.  The amounts reported in the table for stock-based compensation have not been paid to, nor realized by, the director.  On August 14, 2015, the Compensation Committee approved grants for each director of options to purchase 1,071 shares with an exercise price of $6.72.  These options vest in full on the first anniversary of the grant.  All options have a term of 10 years.

In addition to the items included in the foregoing chart, directors are entitled to reimbursements for their travel, lodging and other expenses incurred in connection with attendance at meetings of the Board, Board committee meetings and related activities.

Pursuant to our charter documents, we indemnify our directors to the maximum extent permissible under the General Corporation Law of the State of Delaware.  In addition, we have entered into indemnity agreements with our officers and directors that provide, among other things, that we will indemnify them, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer, or other agent of ours, and otherwise to the fullest extent permitted under the General Corporation Law of the State of Delaware and our Amended and Restated By-Laws (“By-Laws”). These agreements were updated and re-executed in January 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2015 the number of shares of our common stock issuable upon exercise of outstanding options.  As there are no equity incentive plans not approved by security holders (other than our 401(k) Plan under which the company match is made in shares of our common stock), that line of the table has been omitted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders

2011 Long-Term Incentive Plan	488,103	$26.10	419,982

2007 Long-Term Incentive Plan(1)	17,029	$353.31	–

Amended and Restated 1998 Stock Incentive Plan (2)	11,775	$661.19	–

Total	516,907	$51.35	419,982

(1)
The 2007 Plan terminated on the effective date of the 2011 Plan.  All shares that were available under the 2007 Plan, including any that are expired, forfeited or otherwise returnable to the 2007 Plan are transferred to and become available for grant under the 2011 Plan.  All awards granted under the 2007 Plan continue to be governed by the terms of the 2007 Plan and the award agreements.

(2)	The 1998 Plan expired on the effective date of the 2007 Plan. All awards granted under the 1998 Plan continue to be governed by the terms of the 1998 Plan and the award agreements.
(3)
The Weighted-Average Exercise Price of Outstanding Options and Warrants has been adjusted where applicable to reflect the 1-for-15 reverse stock split effective December 28, 2010 and the 1-for-14 reverse stock split effective January 22, 2016.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock (i) unless otherwise noted, as of March 31, 2016, by each current director and each executive officer set forth in the table below (each a “Named Executive Officer”) as of that date, (ii) as of March 31, 2016, by all directors and executive officers as a group, and (iii) as of the date noted in each related footnote, by the entities known by us to be the beneficial owners of more than five percent of the outstanding shares of our common stock.

Name and Address of Beneficial Owner (1)	Common Stock	Common Stock Equivalents (2)	Total Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Non-Executive Directors
John R. Leone	5,710	4,285	9,995	*
Joseph M. Mahady	671	4,285	4,956	*
Bruce A. Peacock	671	6,619	7,290	*
Marvin E. Rosenthale, Ph.D. (3)	2,337	7,143	9,480	*

Named Executive Officers
John G. Cooper(4)	11,420	70,763	82,183	*
Steven G. Simonson, M.D.	5,562	12,740	18,302	*
John A. Tattory	5,461	22,479	27,940	*

Former Officer
Thomas F. Miller, Ph.D., MBA	4,131	32,501	36,632	*

Executive Officers and Directors as a group (8 persons) (5)	29,081	78,979	108,060	1.30%

5% Security Holders Name and Address

Alyeska Investment Group, L.P.(6)	620,533	178,571	799,104	9.50%

Broadfin Capital, LLC (7) 237 Park Avenue, Suite 900 New York, New York 10017	794,068	1,904,762	2,698,830	9.9%

DAFNA Capital Management, LLC (8) 10990 Wilshire Blvd., Ste 1400 Los Angeles, CA 90024	761,335	227,976	989,311	9.99%

Deerfield Management Company, L.P. (9) 780 3rd Avenue, 37th Floor New York, NY 10017	–	1,105,952	1,105,952	9.99%

Sabby Management, LLC (10) 10 Mountainview Road, Ste 205 Upper Saddle River, New Jersey 07458	524,253	238,096	762,349	9.00%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and includes voting and investment power with respect to shares of common stock. Shares of common stock, and shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2016 held by each person or group named above, are deemed outstanding for computing the percentage ownership of the person or group holding any options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or group. As of March 31, 2016, 8,230,561 shares of common stock were issued and outstanding. The address of each individual person is c/o Windtree Therapeutics, Inc., 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622.

(2)	Except where noted, Common Stock Equivalents include shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2016 held by each person or group named above.

(3)	Total beneficial ownership shown in the table includes 595 shares held by his spouse as to which Dr. Rosenthale disclaims beneficial ownership.

(4)	Mr. Cooper resigned his position effective January 31, 2016.

(5)	This information does not include securities held by Mr. Cooper and Mr. Miller, who are no longer our officers.

(6)	This information is based on a Schedule 13G filed with the SEC on February 16, 2016 with respect to 620,533 shares of common stock beneficially owned by each of the following persons: (i) Alyeska Investment Group, L.P., (ii) Alyeska Investment Group, LLC, (iii) Alyeska Fund 2 GP, LLC, and (iv) Anand Parekh. In addition, in July 2015, we issued Common Stock Equivalents consisting of warrants to purchase 178,571 shares of our common stock..

(7)	This information is based on a Schedule 13G filed with the SEC on February 12, 2016 with respect to 794,068 shares of common stock beneficially owned by each of the following persons: (i) Broadfin Capital, LLC, (ii) Broadfin Healthcare Master Fund, Ltd., and (iii) Kevin Kotler. In addition, in connection with a July 2015 public offering, we issued Common Stock Equivalents consisting of warrants to purchase 1,904,762 shares of our common stock, the form of which restricts the exercise or conversion of such securities to the extent that, upon exercise or conversion, the number of shares then beneficially owned by the holder and its affiliates and any other person or entities with which such holder would constitute a group under §13(d) of the Exchange Act would exceed 9.99% of the total number of shares then outstanding (the “Ownership Cap”). Notwithstanding the number of shares reported above, the reporting person is unable to exercise such warrants to the extent that after such exercise the Ownership Cap would be exceeded.

(8)	This information is based on a Schedule 13G filed with the SEC on February 16, 2016 with respect to 761,335 shares of common stock beneficially owned by each of the following persons: (i) DAFNA Capital Management, LLC, (ii) Nathan Fischel, and (iii) Fariba Ghodsian. In addition, in connection with public offerings in February 2011 and July 2015, we issued Common Stock Equivalents consisting of warrants to purchase 227,976 shares of our common stock, the form of which restricts the exercise or conversion of such securities to the extent that, upon exercise or conversion, the number of shares then beneficially owned by the holder and its affiliates and any other person or entities with which such holder would constitute a group under §13(d) of the Exchange Act would exceed 9.985% or 9.99% (depending on the warrant) of the total number of shares then outstanding (the “Ownership Cap”). Notwithstanding the number of shares reported above, the reporting person is unable to exercise such warrants to the extent that after such exercise the Ownership Cap would be exceeded.

(9)	This information is as of December 31, 2015 and is based on a Schedule 13G filed with the SEC on February 16, 2016, by (i) Deerfield Mgmt, L.P., general partner of the entities identified in clauses (iv) through (vi) with respect to securities beneficially owned by such entities, (ii) Deerfield Management Company, L.P., an investment adviser for the entities identified in clauses (iv) through (vii) with respect to securities beneficially owned by such entities, (iii) James E. Flynn, (iv) Deerfield Special Situations Fund, L.P., (v) Deerfield Special Situations International Master Fund, L.P., (vi) Deerfield Private Design Fund II, L.P., and (vii) Deerfield Private Design International II, L.P. The Common Stock Equivalents listed above consist of warrants to purchase 1,105,952 shares of our common stock that contain a provision restricting the exercise or conversion of such securities to the extent that, upon exercise or conversion, the number of shares then beneficially owned by the holder and its affiliates and any other person or entities with which such holder would constitute a group under §13(d) of the Exchange Act would exceed 9.985% or 9.99% (depending on the warrant) of the total number of shares then outstanding (the “Ownership Cap”). Notwithstanding the number of shares reported, the reporting person disclaims beneficial ownership of the shares of common stock issuable upon exercise of such warrants to the extent that upon such exercise the number of shares beneficially owned by all reporting persons hereunder, in the aggregate, would exceed the Ownership Cap.

(10)	This information is as of December 31, 2015 and is based on a Schedule 13G filed with the SEC on January 14, 2016 with respect to shares of common stock beneficially owned by the following persons: (i) 420,744 shares beneficially owned by Sabby Healthcare Master Fund, Ltd., (ii) 103,509 shares beneficially owned by Sabby Volatility Warrant Master Fund, Ltd., (iii) 524,253 shares beneficially owned by Sabby Management, LLC, and (iv) 524,253 shares beneficially owned by Hal Mintz. In addition, in connection with a July 2015 public offering, we issued Common Stock Equivalents consisting of warrants to purchase 238,096 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions between the Company and Related Parties

There were no reportable transactions between us and any person that is a related party to us since the beginning of our fiscal year ended December 31, 2014 through December 31, 2015, and none are currently proposed.  Any proposed transaction between us and any related party that involves an amount in excess of the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years must be submitted to, and reviewed and approved by, the Audit Committee of the Board.  The Audit Committee will make its determination based on the particular circumstances of the proposed transaction, including whether the proposed transaction is in our best interest and does not involve an expense in excess of that which would likely be incurred in an arms’ length transaction.  In reviewing such transactions, the Audit Committee refers to our written corporate policies related to conflicts of interest and related party transactions.

Director Independence

The Board presently consists of five members, one of whom also serves as our Chief Executive Officer.  Presently, Messrs. Leone, Mahady and Peacock and Dr. Rosenthale are “independent” directors within the meaning of the rules of the SEC and the Nasdaq listing requirements.  Each director who serves on a standing committee, including the Compensation Committee, the Nomination and Governance Committee and the Audit Committee, is considered to be “independent” within the meaning of the SEC rules and the Nasdaq listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2015 and December 31, 2014, fees for the review of quarterly reports on Form 10-Q during these periods and fees for other services rendered by Ernst & Young LLP during those periods:

Fee Category:	Fiscal 2015	% of Total	Fiscal 2014	% of Total

Audit Fees	$375,000	77%	$386,000	71%
Audit-Related Fees	75,000	15%	115,000	21%
Tax Fees	40,000	8%	40,000	7%
Total Fees	$490,000	100%	$541,000	100%

Audit Fees are fees that we paid to Ernst & Young LLP for: the audit of our annual consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees are fees for services related to registration statements and other offering memoranda and accounting consultation.

Tax Fees consisted of tax compliance/preparation and other tax services.  No portion of these Tax Fees are related to financial information or operational system design or implementation services.

The Audit Committee has considered whether the provision of all other services by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP and has concluded that Ernst & Young LLP is independent.

Pre-Approval Policies

The Audit Committee pre-approves specified audit and non-audit services to be provided by our independent auditors prior to the engagement of our independent auditors.  With respect to other audit and non-audit services, the Chairman of the Audit Committee has the authority to approve any additional audit services and permissible non-audit services, provided the Chairman informs the Audit Committee of such approval at its next regularly scheduled meeting.  Our Chief Financial Officer monitors the performance of all services rendered by our independent auditors, determines whether such services are within the list of pre-approved services and informs the Audit Committee on a timely basis of any such services.

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

The consolidated financial statements required to be filed in this Amendment No. 2 are included in Part II, Item 8 of the Form 10-K.

Exhibits are listed on the Index to Exhibits at the end of this Amendment No. 2 to the Form 10-K.  The exhibits required to be filed pursuant to Item 601 of Regulation S-K, which are listed on the Index in response to this Item, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTREE THERAPEUTICS, INC.

Date:	April 28, 2016	By:	/s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

INDEX TO EXHIBITS

The following exhibits are included with this Amendment No. 2 on Form 10-K/A.

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
Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 6, 2013.

4.3	Form of Warrant to Purchase Common Stock dated October 10, 2014, by and between Discovery and Battelle Memorial Institute	Incorporated by reference to Exhibit 4.11 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014.

4.4	Form of Warrant to Purchase Common Stock dated October 10, 2014, by and between Discovery and Battelle Memorial Institute	Incorporated by reference to Exhibit 4.12 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014.

4.5	Form of Series A Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015.

4.6	Form of Pre-Funded Series B Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015.

Exhibit No.	Description	Method of Filing

4.7	Form of Series B Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015.

10.1+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Discovery’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375).

10.2 +	Amended and Restated License Agreement by and between Discovery and Philip Morris USA Inc., d/b/a/ Chrysalis Technologies, dated March 28, 2008	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.3 +	License Agreement by and between Discovery and Philip Morris Products S.A., dated March 28, 2008	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008.

10.4+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.5+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

10.6*	Discovery’s 2007 Long Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007.

10.7*	Form of 2007 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 9, 2007.

10.8*	Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Appendix II to Discovery’s Definitive Proxy Statement on Form DEF 14A, as filed with the SEC on August 15, 2011 (Commission File Number 000-26422).

10.9*	Form of Employee Option Agreement under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012.

10.10*	Form of Non-Employee Director Option Agreement under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012.

Exhibit No.	Description	Method of Filing

10.11*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.11 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

10.12*	Discovery’s Amended and Restated 2011 Long-Term Incentive Plan effective as of January 22, 2016	Previously filed.

10.13*	Employment Agreement by and between the Company and Craig Fraser dated as of February 1, 2016.	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.14*	Inducement Stock Option Award Agreement dated February 1, 2016 between Craig Fraser and Discovery under Discovery’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016.

10.15*	Employment Agreement dated as of December 19, 2014, by and between Discovery and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.4 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015.

10.16*	Amendment dated December 29, 2014 to Employment Agreement dated as of December 19, 2014, effective as of April 1, 2015, by and between Discovery and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.5 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015.

10.17*	Employment Agreement dated as of March 21, 2014, by and between Discovery and John A. Tattory	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on May 12, 2014.

10.18*	Amendment dated December 29, 2014 to Employment Agreement dated as of March 21, 2014, by and between Discovery and John A. Tattory	Incorporated by reference to Exhibit 10.19 to Discovery’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

10.19	Form of Indemnification Agreement between the Company and its named executive officers, including Craig Fraser, and directors.	Incorporated by reference to Exhibit 10.4 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.20	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, by and between TR Stone Manor Corp. and Discovery	Incorporated by reference to Exhibits 10.1 and 10.2 to Discovery’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007.

10.21	Second Amendment to Lease Agreement, dated January 3, 2013 by and between TR Stone Manor Corp. and Discovery	Incorporated by reference to Exhibits 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013.

Exhibit No.	Description	Method of Filing

10.22+	Master Services Agreement dated October 24, 2013 between Discovery and DSM Pharmaceuticals, Inc. (now known as Patheon Manufacturing Services LLC)	Incorporated by reference to Exhibit 10.2 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2013.

10.23+	Supply Agreement dated as of December 22, 2010 between by and between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Discovery	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010.

10.24+	Collaboration Agreement made as of October 10, 2014, by and between Discovery and Battelle Memorial Institute	Incorporated by reference to Exhibit 10.1 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014.

10.25	Amendment dated as of August 4, 2015 to Collaboration Agreement dated as of October 14, 2014 between Discovery and Battelle Memorial Institute.	Incorporated by reference to Exhibit 10.3 to Discovery’s Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2015.

10.30+	Facility Agreement dated as of February 13, 2013, between Discovery and Deerfield	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

10.31	Amendment dated July 9, 2015 to Facility Agreement dated February 13, 2013 by and between the Company and Deerfield	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 9, 2015.

10.32	Second Amendment dated July 22, 2015 to Facility Agreement dated February 13, 2013 by and between the Company and Deerfield	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on July 24, 2015.

10.33	Registration Rights Agreement dated as of February 13, 2013, between Discovery and Deerfield	Incorporated by reference to Exhibit 10.2 to Discovery’s Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

10.34	Security Agreement dated as of February 13, 2013, between Discovery and Deerfield	Incorporated by reference to Exhibit 10.3 to Discovery’s Current Report on Form 8-K/A, as filed with the SEC on March 15, 2013.

10.35	At-the-Market Equity Offering Sales Agreement dated February 11, 2013 between Discovery and Stifel Nicolaus & Company, Incorporated	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 13, 2013.

10.36	Amendment No. 1 dated February 11, 2016, to the At-the-Market Equity Offering Sales Agreement dated February 11, 2013 between Discovery and Stifel Nicolaus & Company, Incorporated	Incorporated by reference to Exhibit 10.1 to Discovery’s Current Report on Form 8-K, as filed with the SEC on February 16, 2016.

21.1	Subsidiaries of Discovery	Previously filed.

Exhibit No.	Description	Method of Filing

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Previously filed.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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