Form 10-Q
period 2016-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2016-08-10
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 5, 2016, there were outstanding 8,308,736 shares of the registrant’s common stock, par value $0.001 per share.

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc. (formerly Discovery Laboratories, Inc.), and its wholly owned, presently inactive subsidiary, Discovery Laboratories, Inc. (formerly Acute Therapeutics, Inc.).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation our plans, statements concerning our financial plans, including future financial condition and the period of time during which we expect our existing resources to fund our operations; our business strategy, outlook, objectives, future milestones, intentions, goals; and plans regarding potential strategic alliances and collaborative arrangements to develop, manufacture and market our products and other potential strategic transactions. Forward-looking statements also include our product development plans, including development activities, anticipated timing of clinical trials and results and potential development milestones for our KL4 surfactant and our Aerosol Delivery System (ADS) for delivery of aerosolized KL4 surfactant; our expectations, timing and anticipated outcomes of submitting regulatory filings to secure marketing authorization for AEROSURF® and other KL4 surfactant products that we may develop in the future; and our plans for the manufacture of drug products, active pharmaceutical ingredients (APIs), materials and medical devices and future distribution plans for our products, if approved.

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

•

the risk that, although we currently believe that we will have sufficient cash resources to complete our AEROSURF® phase 2b clinical trial and release top line results in the first quarter of 2017 in accordance with our plan, if the trial is delayed or otherwise compromised for any reason, including with respect to regulatory requirements, clinical site initiation and supply, patient enrollment, drug manufacture, and device development and performance, we may be unable to raise the additional capital needed to complete the clinical trial and potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our ability to continue as a going concern;

•

the risk, even if we are able to complete the AEROSURF phase 2b clinical trial in accordance with or plan, we will require significant additional capital to support our continuing research and development activities, business operations, and debt service obligations, and the risk that our ability to raise such capital may be adversely impacted by, among other things, if we obtain results from our clinical trial that are not sufficient to support a strategic transaction or equity financing;

•

the risk that our ability to raise additional capital is subject to limitations, including (i) limitations on our ability as a small issuer to conduct primary offerings under our 2014 Universal Shelf, for our ATM Program or otherwise; (ii) the risk that we may not be able to regain compliance with the Nasdaq listing requirements and our stock could be delisted; (iii) the risk that our stockholders may not approve, as required under The NASDAQ Stock Market (‘Nasdaq”) listing rules, a strategic transaction recommended by our Board that involves greater than 20% of our outstanding common stock; and (iv) the risk that unfavorable credit and financial markets may adversely affect our ability to fund our activities and that additional equity financings could result in substantial equity dilution of stockholders’ interests;

•	the risk that we will be unable to regain compliance with Nasdaq listing requirements, in particular, (i) the minimum stockholders’ equity ($2.5 million) Nasdaq listing requirements, with respect to which we received a Nasdaq deficiency notification on May 19, 2016, or (ii) the alternative minimum market value of outstanding shares ($35 million); if we fail to regain compliance on or before November 15, 2016 (the grace period granted by the Staff of Nasdaq), our common stock may be delisted and the value of our common stock may decrease;

•	risks relating to our ability to manage our limited resources effectively and timely modify our business strategy as needed to respond to developments in our research and development activities, as well as in our business, our industry and other factors;

•	risks related to our AEROSURF development program, including with respect to the aerosol delivery system (ADS), lyophilized KL4 surfactant and clinical development activities. Any issues identified in the course of our device and drug-related development activities could adversely affect or delay our AEROSURF phase 2 clinical program and our ability to advance our AEROSURF development in accordance with our plan, if at all;

•	risks related to our efforts to gain regulatory approval in the U.S. and elsewhere for our drug products, medical device and combination drug/device product candidates, including AEROSURF and our lyophilized KL4 surfactant, which is the drug component of AEROSURF and potentially could be developed as a separate surfactant drug product, including that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug products, medical device and combination drug/device product candidates;

•	risks relating to the rigorous regulatory approval processes, including pre-filing activities, required for approval of any drug, combination drug/device product or medical device that we may develop, whether independently, with strategic development partners or pursuant to collaboration arrangements, including that the FDA or other regulatory authorities may not file, or may withhold or delay consideration of, any applications that we may submit, the FDA or other regulatory authorities will not be able to agree on matters raised during the regulatory review process and other interactions, or that we may be required to conduct significant additional activities to potentially gain approval of our product candidates, if ever; or that the FDA or other regulatory authorities may not approve our applications or may limit approval of our products to particular indications or impose unanticipated label limitations;

•	the risk that we may be unable to identify and enter into strategic alliances, collaboration agreements or other strategic transactions that would provide capital to support our AEROSURF development activities and resources and expertise to support the registration and commercialization of AEROSURF in markets outside the U.S. and potentially support the development and, if approved, commercialization, of our other potential KL4 surfactant pipeline products;

•	risks relating to the transfer of our manufacturing technology to contract manufacturing organizations (CMOs) and assemblers, and our CMOs’ ability to manufacture our lyophilized KL4 surfactant, which must be processed in an aseptic environment and tested using sophisticated and extensive analytical methodologies and quality control release and stability tests, for our research and development activities and, if approved, commercial applications;

•	risks relating to our and our CMOs’ compliance status or ability to develop and manufacture our ADS and related components for preclinical and clinical studies of our combination drug/device product candidates and, if approved, commercial activities;

•	the risk that we, our CMOs or any of our third-party suppliers, most of which are single-source providers, may encounter problems in manufacturing our KL4 surfactant drug product, the active pharmaceutical ingredients (APIs) used in the manufacture of our KL4 drug product, ADS and related components, and other materials on a timely basis or in an amount sufficient to support our needs;

•	risks relating to our pledge of substantially all of our assets to secure our obligations under our loan facility (Deerfield Loan) with affiliates of Deerfield Management Company, L.P., which could make it more difficult for us to secure additional capital to satisfy our obligations and require us to dedicate cash flow to payments for debt service, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other investment; moreover, we may be required to seek the consent of Deerfield to enter into certain strategic transactions;

•	the risk that we, our strategic partners or collaborators will be unable to attract and retain key employees, including qualified scientific, professional and other personnel, in a competitive market for skilled personnel, which could have a material adverse effect on our commercial and development activities and our operations;

•	the risks that we may be unable to maintain and protect the patents and licenses related to our products and that other companies may develop competing therapies and/or technologies;

•	the risks that we may become involved in securities, product liability and other litigation and that our insurance may be insufficient to cover costs of damages and defense; and

•	other risks and uncertainties as detailed in “Risk Factors” in our most recent Annual Report on Form 10-K as amended, filed with the Securities and Exchange Commission (SEC) on March 29, 2016, and our other filings with the SEC and any amendments thereto, and in the documents incorporated by reference in this report.

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

Trademark Notice

AEROSURF®, AFECTAIR®, DISCOVERYLABS®, INSPIRED INNOVATION®, SURFAXIN®, and WINDTREE THERAPEUTICS™, Discovery Laboratories, Inc.® are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,330	$38,722
Prepaid interest, current portion	1,164	1,710
Prepaid expenses and other current assets	454	362
Total current assets	21,948	40,794

Property and equipment, net	1,048	1,039
Restricted cash	225	225
Prepaid interest, non-current portion	1,777	2,319
Total assets	$24,998	$44,377

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,713	$3,263
Accrued expenses	7,342	7,582
Common stock warrant liability	–	223
Total current liabilities	15,055	11,068

Long-term debt	25,000	25,000

Other liabilities	162	43
Total liabilities	40,217	36,111
Stockholders’ equity/(deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.001 par value; 60,000,000 shares authorized; 8,292,312 and 8,196,011 shares issued at June 30, 2016 and December 31, 2015, respectively; 8,290,820 and 8,194,519 shares outstanding at June 30, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	591,530	590,490
Accumulated deficit	(603,703)	(579,178)
Treasury stock (at cost); 1,492 shares	(3,054)	(3,054)
Total stockholders’ equity/(deficit)	(15,219)	8,266
Total liabilities & stockholders’ equity	$24,998	$44,377

See notes to condensed consolidated financial statements.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product sales	$–	$–	$–	$7
Grant revenue	106	75	181	259
Total revenues	106	75	181	266
Expenses:
Cost of product sales	–	–	–	929
Research and development	8,316	7,129	18,676	14,211
Selling, general and administrative	1,783	3,383	5,440	6,736
Total expenses	10,099	10,512	24,116	21,876

Operating loss	(9,993)	(10,437)	(23,935)	(21,610)

Change in fair value of common stock warrant liability	–	469	223	438

Other income / (expense):
Interest income	5	1	12	2
Interest expense	(637)	(1,260)	(1,259)	(2,468)
Other income / (expense)	1	(99)	434	133
Other income / (expense), net	(631)	(1,358)	(813)	(2,333)
Net loss	$(10,624)	$(11,326)	$(24,525)	$(23,505)
Net loss per common share – Basic and diluted	$(1.29)	$(1.82)	$(2.99)	$(3.78)
Weighted-average number of common shares outstanding – basic and diluted	8,238	6,125	8,215	6,119

See notes to condensed consolidated financial statements.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(24,525)	$(23,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	561
Change in provision for excess inventory	–	(174)
Stock-based compensation and 401(k) plan employer match	971	1,228
Fair value adjustment of common stock warrants	(223)	(438)
Amortization of discount of long-term debt	–	1,149
Amortization of prepaid interest	1,088	–
Loss on sale of equipment	–	84
Changes in:
Inventory	–	201
Prepaid expenses and other current assets	(92)	250
Accounts payable	4,450	1,964
Accrued expenses	(245)	497
Deferred revenue	–	(43)
Other liabilities	124	(110)
Net cash used in operating activities	(18,312)	(18,336)
Cash flows from investing activities:
Purchase of property and equipment	(149)	(503)
Proceeds from sale of property and equipment	–	260
Net cash used in investing activities	(149)	(243)
Cash flows from financing activities:
Proceeds from issuance of securities, net of expenses	69	–
Repayment of equipment loans	–	(41)
Net cash provided by / (used in) financing activities	69	(41)
Net decrease in cash and cash equivalents	(18,392)	(18,620)
Cash and cash equivalents – beginning of period	38,722	44,711
Cash and cash equivalents – end of period	$20,330	$26,091
Supplementary disclosure of cash flows information:
Interest paid	$61	$1,303

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Our lead development program is AEROSURF® (lucinactant for inhalation), an investigational combination drug/device product that combines our proprietary synthetic KL4 surfactant with our novel aerosol delivery system (ADS). We believe that AEROSURF has the potential to improve the management of respiratory distress syndrome (RDS) in premature infants. RDS, a serious respiratory condition caused by a deficiency of natural lung surfactant in lungs of premature infants, is the most prevalent respiratory disease in the neonatal intensive care unit (NICU) and can result in long-term respiratory problems, developmental delay and death. Surfactant therapy is a life-saving and the primary therapy to address RDS. In the U.S., surfactants are animal-derived and usually administered using invasive endotracheal intubation and mechanical ventilation, procedures that may result in serious respiratory conditions and other complications. To avoid the risks of these procedures, many premature infants are treated initially with noninvasive respiratory support such as nasal continuous positive airway pressure (nCPAP). Since nCPAP alone does not address surfactant deficiency, many premature infants on nCPAP respond poorly and may require intubation and delayed surfactant therapy (an outcome referred to as nCPAP failure). If surfactant therapy could be administered noninvasively, neonatologists would be able to provide surfactant therapy without exposing premature infants to the risks associated with intubation and mechanical ventilation.

We are developing AEROSURF to enable administration of aerosolized KL4 surfactant to premature infants receiving nCPAP without invasive intubation and mechanical ventilation. We believe that AEROSURF has the potential to transform the treatment of RDS and reduce the number of premature infants who are subjected to invasive administration procedures, whether within minutes of birth or following nCPAP failure. By enabling noninvasive delivery of aerosolized KL4 surfactant, we believe that AEROSURF will address a serious unmet medical need and potentially provide transformative clinical and pharmacoeconomic benefits.

Note 2 – Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete condensed consolidated financial statements. All share and per share information in this Quarterly Report related to our common stock has been retroactively restated to reflect the reverse stock split and reduction in authorized shares that was approved by our Board of Directors and stockholders and made effective on January 22, 2016.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. There have been no changes to our critical accounting policies since December 31, 2015. For a discussion of our accounting policies, see, Note 4, “Accounting Policies and Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements in our 2015 Form 10-K, as amended (2015 Form 10-K).  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Note 3 – Liquidity Risks and Management’s Plans

As of June 30, 2016, we had cash and cash equivalents of $20.3 million, current accounts payable and accrued expenses of $15.1 million, including $4.5 million (of which $0.2 million is interest accrued at a rate of 12% per annum) due to Battelle Memorial Institute (Battelle) under our collaboration agreement and $25 million of long-term debt under a secured loan (Deerfield Loan) with affiliates of Deerfield Management, L.P. (Deerfield). The principal portion of the Deerfield Loan is payable in two equal installments in February 2018 (subject to potential deferral if we achieve a specified market capitalization milestone) and February 2019. In addition, as of June 30, 2016, we had negative stockholders’ equity of $15.2 million. We have incurred substantial losses since inception, due to investments in research and development, manufacturing, and our previous efforts to commercialize SURFAXIN®, and we expect to continue to incur substantial losses over the next four to five years. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016, the financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. See, Note 5, “Summary of Significant Accounting Policies ̶ Recent Accounting Pronouncements.”

Before any additional financings or other transactions and based on our current expectations, we believe that we will have sufficient cash resources to support our development programs, business operations and debt service obligations through the planned completion of the AEROSURF phase 2b clinical trial and release of top line results, which currently is expected in the first quarter of 2017.  However, the execution of our clinical trials is subject to significant risks and uncertainties and there can be no assurance that we will be successful in completing the phase 2b clinical trial within our planned time, if at all. Moreover, if the clinical trial is delayed for any reason, we will require, but may be unable to secure, additional capital to be able to complete the clinical trial. Even if we are able to complete the clinical trial as planned, to execute our business strategy, we will require significant additional infusions of capital. However, if the results of our trial are inconclusive or require additional clinical work, or if the results present an unacceptable benefit/risk profile due to a suboptimal efficacy and/or safety profile, we may have difficulty securing the additional capital we will need. In addition, other factors may affect our ability to access capital markets at a time when we would like or require. Such factors include but are not limited to (i) because our public float is currently less than $75 million, our ability to use the 2014 Universal Shelf on Form S-3 is limited to no more than one third of our public float in a 12 month period, (ii) we have received a deficiency notice from The NASDAQ Stock Market (“Nasdaq”) that we are no longer in compliance with the minimum stockholders’ equity rule of the Nasdaq listing requirements (discussed below), (iii) our stockholders may not approve, as required under Nasdaq listing rules, a strategic transaction recommended by our Board that involves greater than 20% of our outstanding common stock, and (iv) our capital raising efforts may be affected by conditions in the broader financial and geopolitical markets.

To secure the additional capital that we will require, we plan to pursue all or a combination of potential strategic alliances, collaboration agreements and other strategic transactions (including merger, acquisition or other corporate transaction). We also may seek additional capital through public or private equity offerings (including our ATM Program). In addition, we have from time to time collaborated with research organizations and universities to assess the potential utility of our KL4 surfactant in studies funded in part through non-dilutive grants issued by U.S. Government-sponsored drug development programs, including grants in support of initiatives related to our AEROSURF clinical program. We also have received grants in support of medical and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological, and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures. Although there can be no assurance, we expect to pursue additional funding opportunities that may be announced and expect that we may qualify for similar programs in the future.

Our ability to secure needed capital pursuant to our ATM Program or other public offerings pursuant to our 2014 Universal Shelf on Form S-3 is constrained under applicable rules of the Form S-3, which limits the size of primary securities offerings conducted by companies that have an aggregate market value of common stock held by nonaffiliated persons and entities (public float) of less than $75 million to no more than one-third of their public float in any 12-month period. With respect to our ATM Program, as of April 15, 2016, our public float was approximately $31.6 million. On May 24, 2016, we filed a Prospectus Supplement to our 2014 Universal Shelf with respect to approximately $10.5 million in securities. To raise additional capital, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1, the preparation and maintenance of which would be more time-consuming and costly, or private placements, potentially with registration rights or priced at a discount to the market value of our stock, or other transactions, any of which could result in substantial equity dilution of stockholders’ interests.

To be in a position to raise sufficient capital through strategic alliances or other strategic transactions involving the issuance of our capital stock, or through public or private equity offerings, we submitted to our stockholders for approval at the 2016 Annual Meeting of Stockholders held on June 21, 2016 a proposal to increase the number of shares of common stock authorized for issuance under our Amended and Restated Certificate of Incorporation from 36 million to 60 million shares. This proposal was approved by holders of a majority of the shares issued and outstanding on the record date for the meeting. In addition, if any offering were to involve the issuance of common stock in excess of 20% of our outstanding common stock, we may be required under Nasdaq listing rules to seek stockholder approval before we can proceed. There can be no assurance that we would be successful in obtaining such approvals. Failure to secure the additional capital that we will need, whether from non-dilutive sources or from equity offerings, would have a material adverse impact on our business and our ability to continue as a going concern.

Even if we are able to secure additional capital, such transactions and financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests, and the issuance or even potential issuance of shares could have a negative effect on the market price of our common stock. If none of the foregoing alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we ultimately may be forced to limit or cease our development activities. Moreover, if we fail in the future to make any required payment under our Deerfield Loan or fail to comply with any commitments contained in the loan documents, Deerfield would be able to declare us in default regarding that indebtedness, which could result in the acceleration of the payment obligations under all or a portion of our indebtedness. Since we have pledged substantially all of our assets to secure our obligations under the Deerfield Loan, a debt default would enable the lenders to foreclose on our assets securing the debt and could significantly diminish the market value and marketability of our common stock.

As of June 30, 2016, we had outstanding 2.9 million pre-funded warrants issued in a July 2015 public offering, of which the entire purchase price was pre-paid upon issuance. Upon exercise of the pre-funded warrants, we would issue the shares to the holders and receive no additional proceeds. In addition, as of June 30, 2016, there were 60 million shares of common stock and 5 million shares of preferred stock authorized under our Amended and Restated Certificate of Incorporation and approximately 41.0 million shares of common stock and 5 million shares of preferred stock were available for issuance and not otherwise reserved.

Nasdaq Deficiency Notice

On May 19, 2016, we received a notification letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.  Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million.  In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, we reported stockholders’ equity of (5.0 million).  The Staff noted that, as of May 19, 2016, we also did not meet either of the alternative compliance standards under Nasdaq Listing Rule 5550(b) of (i) a market value of listed securities of at least $35 million, or (ii) net income of $500,000 from continuing operations.

The deficiency notice has no immediate effect our listing status with the Nasdaq Capital Market.  In accordance with the deficiency notice, on July 5, 2016, we submitted a plan outlining the steps we would take to regain compliance and requested additional time. On July 12, 2016, the Staff granted us an extension until November 15, 2016 (representing the maximum extension the Staff can grant under the applicable rule) to evidence our compliance with the minimum stockholders’ equity rule. Under the terms of the extension, we must regain compliance with the minimum stockholders’ equity rule no later than November 15, 2016, provide to the Staff a publicly available report that evidences such compliance and otherwise complies with conditions included in the extension notice. Under the plan as submitted, we are working diligently to achieve a combination of transactions that will allow us to regain compliance with the continued listing requirements of Nasdaq. These transactions include potential debt modifications, strategic alliances and collaboration agreements, and transactions to secure additional capital through public or private equity offerings (including our ATM Program). If after publicly reporting that we have regained compliance on or before November 15, 2016, we should fail to evidence compliance in the filing with the SEC of our periodic report on Form 10-K for the year ending December 31, 2016, we may be subject to delisting. If we fail to satisfy the terms of the extension, the Staff will provide a written delisting notification that our common stock will be delisted. At that time, we would be entitled to appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that we will be successful in implementing our plan to regain compliance with the minimum stockholders’ equity rule. As the rule is one of several alternatives, if during the extension period, we should succeed in regaining compliance with the alternative minimum value of listed securities rule under Nasdaq Listing Rule 5550(b), we would regain compliance with the Nasdaq Listing Rules in any event. There can be no assurance that we will be able to regain compliance with either the minimum stockholders’ equity rule or the minimum value of listed securities rule within the extension period, or at all.

Note 4 – Stockholders’ Equity

At-the-Market (ATM) Program

We have an ATM Program with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which Stifel, as our exclusive agent, may sell through an “at-the-market” program (ATM Program), at such times that we may elect during a three-year term, up to a maximum of $25 million of shares of our common stock. In February 2016, we entered into an amendment to the Sales Agreement to extend the term three years to February 11, 2019. For a detailed description of our ATM Program, see, Note 10, “Stockholders’ Equity – At-the-Market Program,” in the 2015 Form 10-K. Shares of our common stock sold under the ATM Program are issued pursuant to our 2014 Universal Shelf, which currently is subject to limitations under the Form S-3 registration statement (see, Note 3 – “Liquidity Risks and Management’s Plans”).

During the second quarter, we completed offerings under our ATM Program of 27,971 shares of our common stock for an aggregate purchase price of approximately $71,000, resulting in net proceeds to us of approximately $69,000, after deducting commissions due to Stifel.

As of June 30, 2016, approximately $23.0 million remained available under the ATM Program.

Note 5 – Summary of Significant Accounting Policies

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

Severance

Effective February 1, 2016, we terminated the Employment Agreement between ourselves and our then President and Chief Executive Officer (Former CEO). During the first quarter of 2016, we incurred a severance charge of $1.2 million in selling, general and administrative expense under the terms of the Former CEO’s employment agreement, including $0.2 million related to stock option expense for those options that will continue to vest through August 1, 2017. Of the $1.0 million in severance not related to stock-based compensation, $0.1 million and $0.2 million was paid during the first and second quarters of 2016, respectively. The remaining $0.7 million will be paid through August 1, 2017.

2015 Restructuring Plan

In April 2015, we implemented a restructuring plan to voluntarily cease commercial and manufacturing activities for SURFAXIN, close our manufacturing facility in Totowa, New Jersey, and focus our resources on the development of our aerosolized KL4 surfactant pipeline for respiratory diseases, beginning with AEROSURF. The total severance cost for all impacted employees is $2.9 million, of which $1.0 million was accrued as of December 31, 2014 for Totowa employees. The remaining $1.9 million was charged to expense through the second quarter of 2015 ($1.0 million to research and development expenses and $0.9 million to selling, general and administrative expenses). We paid $2.6 million and $0.2 million of the severance and retention benefits during 2015 and the first half of 2016, respectively. The remaining $0.1 million was paid at the beginning of the third quarter of 2016.

2016 Restructuring Plan

In May 2016, we implemented a restructuring plan to conserve our resources and focus on execution of the AEROSURF phase 2 clinical program in a timely manner. The total severance cost of $0.4 million for all impacted employees was charged to expense during the second quarter of 2016 ($0.3 million to research and development expenses and $0.1 million to selling, general and administrative expenses). We paid $0.1 million of the severance during the second quarter of 2016. The remaining $0.3 million will be paid during the second half of 2016.

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

As of June 30, 2016 and 2015, the number of shares of common stock potentially issuable upon the exercise of stock options and warrants was 9.1 million and 1.5 million shares, respectively. For the three and six months ended June 30, 2016 and 2015, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

In accordance with Accounting Standards Codification Topic 260 (ASC 260), Earnings per Share, when calculating diluted net loss per common share, a gain associated with the decrease in the fair value of warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of these warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of warrants classified as derivative liabilities. For the three and six months ended June 30, 2016 and 2015, the effect of the adjustments for warrants classified as derivative liabilities was anti-dilutive.

We do not have any components of other comprehensive income (loss).

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. While we currently intend to adopt the standard as of December 31, 2016, if this standard had been adopted as of June 30, 2016, management believes that it would have concluded that there is substantial doubt about the Company’s ability to continue as a going concern one year from the date of filing of this Form 10-Q. See, Note 3 for additional information on our liquidity risks and management’s plans.

In February 2016, the FASB issued ASU No. 2016-02, amending the accounting for leases in Leases (ASU Topic 482). This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting standards. The ASU is effective for the annual period ending December 31, 2019 and interim periods thereafter. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the effect that ASU 2016-02 may have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (ASU 2016-09). ASU 2016-09 was issued as part of the FASB Simplification Initiative. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the effect that ASU 2016-09 may have on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. This update amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the effect that ASU 2016-13 may have on our condensed consolidated financial statements and related disclosures.

Note 6 – Fair Value of Financial Instruments

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30, 2016	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$20,330	$20,330	$–	$–
Certificate of deposit	225	225	–	–
Total assets	$20,555	$20,555	$–	$–

	Fair Value	Fair value measurement using
	December 31, 2015	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$38,722	$38,722	$–	$–
Certificate of deposit	225	225	–	–
Total assets	$38,947	$38,947	$–	$–

Liabilities:
Common stock warrant liability	$223	$–	$–	$223

The tables below summarize the activity of Level 3 inputs measured on a recurring basis for the six months ended June 30, 2016 and 2015:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2015	$223
Change in fair value of common stock warrant liability	(223)
Balance at June 30, 2016	$–

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2014	$1,258
Change in fair value of common stock warrant liability	(438)
Balance at June 30, 2015	$820

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

Significant Unobservable Input Assumptions of Level 3 Valuations	June 30, 2016	June 30, 2015

Historical volatility	–	82%
Expected term (in years)	–	0.6
Risk-free interest rate	–	0.16%

Fair Value of Long-Term Debt

At June 30, 2016 and December 31, 2015, the estimated fair value of the Deerfield Loan (see, Note 8, “Deerfield Loan”) approximated the carrying value of $25.0 million. The estimated fair value of the Deerfield Loan is based on discounting the future contractual cash flows to the present value at the valuation date. This analysis utilizes certain Level 3 unobservable inputs, including current cost of capital. Considerable judgment is required to interpret market data and to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts we could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

Note 7 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815), either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

On February 22, 2011, we issued registered warrants (2011 Warrants) that expired on February 22, 2016 and had a fair value at issuance of $8.0 million. These warrants contained anti-dilution provisions and were classified as derivative liabilities and reported, at each balance sheet date until their expiration, at estimated fair value determined using a trinomial pricing model.

No warrants were exercised during the six months ended June 30, 2016 and 2015.

Changes in the estimated fair value of warrants classified as derivative liabilities are reported in the accompanying Condensed Consolidated Statements of Operations as the “Change in fair value of common stock warrants.” The change for the six month ended June 30, 2016 represents the write-off of the derivative liability upon expiration of the underlying warrants in February 2016.

Note 8 –	Deerfield Loan

Long-term debt consists solely of amounts due under the Deerfield Loan for the periods presented:

	June 30,	December 31,
(in thousands)	2016	2015
Note payable	$25,000	$25,000

The principal amount of the loan is payable in two equal annual installments of $12.5 million, payable in each of February 2018 and 2019. Under the Deerfield Loan agreement, the February 2018 installment is subject to a potential one-year deferral until February 2019 if we achieve the market capitalization milestone set forth in the Deerfield Loan agreement. See, Note 9, “Deerfield Loan,” in the Notes to Condensed Consolidated Financial Statements in our 2015 Form 10-K.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2016	2015	2016	2015

Cash interest expense	$–	$654	$–	$1,301
Amortization of prepaid interest expense	544	–	1,088	–
Non-cash amortization of debt discount	–	594	–	1,149
Amortization of debt costs	–	5	–	10
Total interest expense	$544	$1,253	$1,088	$2,460

For the three and six months ended June 30, 2015, cash interest expense represents interest at an annual rate of 8.75% on the outstanding principal amount for the period, paid in cash on a quarterly basis. For the three and six months ended June 30, 2016, amortization of prepaid interest expense represents non-cash amortization of $5 million of Series A and Series B units that Deerfield agreed to purchase in our July 2015 public offering and accept in satisfaction of $5 million of future interest payments due under the Deerfield Notes at an interest rate of 8.75%. For the three and six months ended June 30, 2015, non-cash amortization of debt discount represents the amortization of previously capitalized transaction fees and the amortization of the reduction of the carrying value of the debt due to the fair value of the Deerfield Warrants issued.

Note 9 – Stock Options and Stock-Based Employee Compensation

We recognize in our condensed consolidated financial statements all stock-based awards to employees and non-employee directors based on their fair value on the date of grant, calculated using the Black-Scholes option-pricing model. Compensation expense related to stock-based awards is recognized ratably over the vesting period, which for employees is typically three years.

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Yrs)
Stock Options

Outstanding at December 31, 2015	517	$51.35

Granted	432	2.33
Forfeited or expired	(112)	77.84
Outstanding at June 30, 2016	837	$22.46	7.6

Vested and exercisable at June 30, 2016	315	$50.05	5.2

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

	Six Months Ended
	June 30,
	2016	2015

Weighted average expected volatility	79%	83%
Weighted average expected term (in years)	5.7	5.6
Weighted average risk-free interest rate	1.4%	1.5%
Expected dividends	–	–

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$140	$146	$322	$359
Selling, general and administrative	110	189	531	575
Total	$250	$335	$853	$934

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. The reader should review the “Forward-Looking Statements” section, and risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the Securities and Exchange Commission (SEC) on March 29, 2016, as amended (2015 Form 10-K,) and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to the accompanying interim unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited condensed consolidated financial statements (including the notes thereto). Unless otherwise specified, references to Notes in this MD&A shall refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q

OVERVIEW

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

Our lead development program is AEROSURF® (lucinactant for inhalation), an investigational combination drug/device product that combines our proprietary synthetic KL4 surfactant with our novel aerosol delivery system (ADS). We believe that AEROSURF has the potential to improve the management of respiratory distress syndrome (RDS) in premature infants. RDS, a serious respiratory condition caused by a deficiency of natural lung surfactant in lungs of premature infants, is the most prevalent respiratory disease in the neonatal intensive care unit (NICU) and can result in long-term respiratory problems, developmental delay and death. Surfactant therapy is a life-saving and the primary therapy to address RDS. In the U.S., surfactants are animal-derived and usually administered using invasive endotracheal intubation and mechanical ventilation, procedures that may result in serious respiratory conditions and other complications. To avoid the risks of these procedures, many premature infants are treated initially with noninvasive respiratory support such as nasal continuous positive airway pressure (nCPAP). Since nCPAP alone does not address surfactant deficiency, many premature infants on nCPAP respond poorly and may require intubation and delayed surfactant therapy (an outcome referred to as nCPAP failure). If surfactant therapy could be administered noninvasively, neonatologists would be able to provide surfactant therapy without exposing premature infants to the risks associated with intubation and mechanical ventilation.

We are developing AEROSURF to enable administration of aerosolized KL4 surfactant to premature infants receiving nCPAP without invasive intubation and mechanical ventilation. We believe that AEROSURF has the potential to transform the treatment of RDS and reduce the number of premature infants who are subjected to invasive administration procedures, whether within minutes of birth or following nCPAP failure. By enabling noninvasive delivery of aerosolized KL4 surfactant, we believe that AEROSURF will address a serious unmet medical need and potentially provide transformative clinical and pharmacoeconomic benefits.

Business and Pipeline Program Updates

The reader is referred to, and encouraged to read in its entirety (i) “Item 1 – Business,” in our Annual Report on Form 10-K for the year ended December 31, 2015 that we filed with the SEC on March 29, 2016, as amended, (2015 Form 10-K), which contains a discussion of our Business and Business Strategy and information concerning our proprietary technologies and KL4 pipeline programs, and (ii) our other filings with the SEC, including without limitation our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and Current Reports on Form 8-K.

Effective February 1, 2016, our Board of Directors (Board) appointed Craig Fraser to serve as our Chief Executive Officer and terminated the employment agreement of our former Chief Executive Officer (Former CEO). Effective April 19, 2016, we changed our name from Discovery Laboratories, Inc. to Windtree Therapeutics, Inc. Our common stock now trades under the symbol WINT and our new website is windtreetx.com.

Following are updates to our development programs:

●

We are continuing enrollment in an AEROSURF phase 2a multicenter, randomized, open-label, controlled clinical study in 32 premature infants 26 to 28 week gestational age receiving nCPAP for RDS that is designed to evaluate safety and tolerability of aerosolized KL4 surfactant administered in two escalating (30 and 45 minutes) doses, with potential repeat doses, compared to infants receiving nCPAP alone. We anticipate completing enrollment in September 2016 and releasing top-line results in late September or early October 2016. The primary objective of this phase 2a clinical trial is to evaluate safety and tolerability and assess (i) the performance of the ADS in the NICU and (ii) available physiological data for information indicating that aerosolized KL4 surfactant is being delivered to the lungs and potentially reducing or delaying the time to invasive surfactant therapy due to nCPAP failure. After we have completed the safety review of these two dose groups, we plan to begin enrolling the younger infants in our ongoing phase 2b clinical trial.

●

We are continuing enrollment in the AEROSURF phase 2b clinical trial in premature infants 26 to 32 weeks gestational age receiving nCPAP for RDS. The trial is a multicenter, randomized, controlled study with masked treatment assignment in approximately 240 premature infants and is designed to evaluate the safety and efficacy of aerosolized KL4 surfactant (including with potential repeat doses) administered in two dose groups (25 and 50 minutes), compared to infants receiving nCPAP alone. We plan to evaluate the following endpoints: time to nCPAP failure (defined as the need for intubation and delayed surfactant therapy), incidence of nCPAP failure and physiological parameters indicating the effectiveness of lung function. We expect to conduct this trial in up to 50 clinical sites in the U.S., Canada, Europe and Latin America. Enrollment has proceeded with premature infants 29 to 32 week gestational age, and will include premature infants 26 to 28 weeks gestational age after we complete the ongoing phase 2a clinical trial in this age group. We anticipate releasing top-line results in the first quarter of 2017.

●

We are working with Battelle Memorial Institute (“Battelle”) to manufacture a sufficient number of ADSs to support our continuing development activities and the AEROSURF phase 2 clinical program. To assure that we are able to finish our phase 2 clinical trial in a timely manner, we have expanded the number clinical sites participating in the trial. To supply our expanded group of sites, Battelle is manufacturing a greater number of ADSs and disposable dose packs than originally planned. This effort has presented some challenges, but it also has provided an opportunity to further assess the device in different settings in the field and modify and refine the operating procedures and design elements as needed. The information obtained from these activities is being incorporated into our development of the next generation ADS under the Collaboration Agreement.

●

We are continuing our work under our Collaboration Agreement with Battelle to develop and manufacture an ADS that is appropriate for use in the planned phase 3 clinical program and, if approved, future commercial application.  Under a March amendment to the Collaboration Agreement, among other things, we have reallocated certain resources, re-aligned the Project Plan schedule with the anticipated completion date for our AEROSURF phase 2b clinical trial, and changed the “Milestone Date” (the anticipated date for completion of Stage 3 activities under the Project Plan) to November 15, 2016. We now anticipate that the Project Plan Fixed Cost (as defined in the Collaboration Agreement) will be between $11,181,000 and up to $12,261,100 and our fixed fee for Stages 2 and 3 under the Project Plan (50% of the Project Plan Fixed Cost) will be an amount between $5,590,500 and $6,130,550.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2015. For a discussion of our accounting policies, see, Note 4, “Accounting Policies and Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements (Notes) in our 2015 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Net Loss and Operating Loss

The net loss for the three months ended June 30, 2016 and 2015 was $10.6 million (or $1.29 basic net loss per share) and $11.3 million (or $1.82 basic net loss per share), respectively. Included in the net loss is (i) for 2016, $0.4 million for a severance charge related to our May 2016 restructuring plan (see, Note 5, “Summary of Significant Accounting Policies”); and (ii) interest expense of $0.6 million and $1.3 million for 2016 and 2015, respectively.

The net loss for the six months ended June 30, 2016 and 2015 was $24.5 million (or $2.99 basic net loss per share) and $23.5 million (or $3.78 basic net loss per share), respectively. Included in the net loss is (i) for 2016, $1.2 million for a severance charge related to the termination of our Former CEO and $0.4 million for a severance charge related to our May 2016 restructuring plan; (ii) interest expense of $1.3 million and $2.5 million for 2016 and 2015, respectively; and (iii) the change in fair value of certain common stock warrants classified as derivative liabilities, resulting in non-cash income of $0.2 million and $0.4 million for 2016 and 2015, respectively.

The operating loss for the three months ended June 30, 2016 and 2015 was $10.0 million and $10.4 million, respectively. The decrease in operating loss from 2015 to 2016 was due to a $0.4 million decrease in operating expenses.

The operating loss for the six months ended June 30, 2016 and 2015 was $23.9 million and $21.6 million, respectively. The increase in operating loss from 2015 to 2016 was due to a $2.2 million increase in operating expenses and a $0.1 million decrease in grant revenues.

Grant Revenue

We recognized grant revenue of $0.1 million for the three months ended June 30, 2016 and 2015, and $0.2 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Grant revenue for 2016 represents funds received and expended under a $1.0 million Phase II Small Business Innovation Research Grant (SBIR) grant from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) to support continued development of our aerosolized KL4 surfactant as a potential medical countermeasure to mitigate acute and chronic/late-phase radiation-induced lung injury. As of June 30, 2016, all funding under this grant was received and $0.2 million is currently included in accrued expenses and will be recognized as grant revenue when the funds are expended during the third quarter of 2016.

Grant revenue for 2015 represents funds received and expended under (i) a $1.9 million Fast Track SBIR grant from the National Heart, Lung, and Blood Institute (NHLBI) of the NIH to provide support for the initial AEROSURF phase 2a clinical trial in premature infants 29 to 34 week gestational age with RDS; and, (ii) a $1.0 million Phase II SBIR grant from NIAID to support continued development of our aerosolized KL4 surfactant as a potential medical countermeasure to mitigate acute and chronic/late-phase radiation-induced lung injury.

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

Research and development expenses by category for the three and six months ended June 30, 2016 and 2015 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Product development and manufacturing	$2,353	$4,113	$6,134	$8,199
Medical and regulatory operations	1,998	1,652	4,063	3,426
Direct preclinical and clinical programs	3,965	1,364	8,479	2,586
Total research and development expenses	$8,316	$7,129	$18,676	$14,211

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and of $0.5 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, both in-house and with CMOs, validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our KL4 surfactant used in research and development activities, and our medical devices, including our ADS, (ii) design and development activities related to our ADS for use in our AEROSURF clinical program; and (iii) pharmaceutical and manufacturing development activities, including development of our lyophilized KL4 surfactant. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses for the three months ended June 30, 2016 decreased $1.8 million compared to the same period in 2015, due to (i) a decrease of $1.5 million in manufacturing and analytical testing costs following the closure of our Totowa Facility in June 2015, and (ii) a decrease of $0.3 million related to the technology transfer of our lyophilized surfactant manufacturing process to a new facility at our CMO.

Product development and manufacturing expenses for the six months ended June 30, 2016 decreased $2.1 million compared to the same period in 2015, due to a decrease of $2.9 million in manufacturing costs following the closure of our Totowa Facility in June 2015, partially offset by increased investments of (i) $0.4 million for development activities under our collaboration agreement with Battelle, and (ii) $0.5 million for the technology transfer of our lyophilized surfactant manufacturing process to a new facility at our CMO.

Medical and Regulatory Operations

Medical and regulatory operations includes (i) medical, scientific, preclinical and clinical, regulatory, data management and biostatistics activities in support of our research and development programs; and (ii) medical affairs activities to provide scientific and medical education support for our KL4 surfactant and aerosol delivery systems under development. These costs include personnel, expert consultants, outside services to support regulatory and data management, symposiums at key medical meetings, facilities-related costs, and other costs for the management of clinical trials.

Medical and regulatory operations expenses for the three and six months ended June 30, 2016 increased $0.3 million and $0.6 million, respectively, compared to the same periods in 2015 due to an increase in preclinical and clinical capabilities to support our AEROSURF development program.

Direct Preclinical and Clinical Programs

Direct preclinical and clinical programs include: (i) development activities, toxicology studies and other preclinical studies; and (ii) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical device and drug supply, and related external costs, such as consultant fees and expenses.

Direct preclinical and clinical programs expenses for the three and six months ended June 30, 2016 increased $2.6 million and $5.9 million, respectively, compared to the same periods in 2015 due to an increase in AEROSURF phase 2 clinical program costs, including the initiation of additional clinical trial sites and the manufacture of additional clinic-ready ADS units.

If we are successful with our ongoing clinical trials, we anticipate that our direct clinical program costs will increase significantly over the next few years as we complete our AEROSURF phase 2 clinical development program, assess the results and execute the later stages of the planned AEROSURF clinical development program.

Research and Development Projects – Updates

For our lead clinical program, we are focused on the AEROSURF phase 2 clinical program and are presently enrolling an AEROSURF phase 2a clinical trial in premature infants 26 to 28 week gestational age and an AEROSURF phase 2b clinical trial. Our lead projects, including the potential timing and anticipated milestones, are also discussed in our 2015 Form 10-K, “Item 1 – Business – Business Strategy,” and in this Quarterly Report on Form 10-Q, “Item 2 – Overview,” and “Overview – Business and Pipeline Program Updates.” We plan in the future to make investments in preparation for our potential phase 3 clinical program and in our development capabilities, including for manufacturing development of our lyophilized KL4 surfactant, further development of our ADS under our collaboration agreement with Battelle, and the conduct of the ongoing and planned clinical trials. In particular, if we are successful, we anticipate that direct clinical program costs for AEROSURF will increase significantly over the next few years as we complete our phase 2 clinical program, assess the results and execute the later stages of the planned AEROSURF clinical development program.

From time to time, we have collaborated with research organizations and universities to assess the potential utility of our KL4 surfactant in studies funded in part through non-dilutive grants issued by U.S. Government-sponsored drug development programs, including grants in support of initiatives related to AEROSURF. We recently announced an award under a Phase II SBIR from the NHLBI of the NIH valued at up to $2.6 million over three years to support the AEROSURF phase 2b clinical trial. We have received an initial award of $1.0 million and over the next two years may be eligible for up to an additional $1.6 million under this grant to complete the phase 2b clinical trial and through a one-year patient follow-up. We also have received grants in support of medical and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological, and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures. In July 2016, we received the third $1.0 million award under a previously announced Phase II SBIR grant from NIAID of the NIH valued at up to $3.0 million to support continued development of the company’s aerosolized KL4 surfactant as a potential medical countermeasure to mitigate radiation-induced lung injury. Although there can be no assurance, we expect to pursue additional funding opportunities that may be announced and expect that we may qualify for similar programs in the future.

Ultimately, if we are not successful in our development activities, we will not be able to commercialize, or generate any revenues from the sale of, our products and our prospects, financial condition and results of operations will be substantially harmed.

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$1,783	$3,383	$5,440	$6,736

Selling, general and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, other administrative costs and, for 2015, sales and marketing activities.

Selling, general and administrative expenses for the three months ended June 30, 2016 decreased $1.6 million compared to the same period in 2015 due to the cessation of sales and marketing activities associated with our decision in April 2015 to cease commercial and manufacturing activities for SURFAXIN® and focus our limited resources on the development of AEROSURF.

Selling, general and administrative expenses for the six months ended June 30, 2016 decreased $1.3 million compared to the same period in 2015 due to the cessation of sales and marketing activities associated with our decision in April 2015 to cease commercial and manufacturing activities for SURFAXIN® and focus our limited resources on the development of AEROSURF.  This decrease was partially offset by $1.2 million of severance charges associated with the termination of our former CEO during the first quarter of 2016 (see, Note 5, “Summary of Significant Accounting Policies”).

Change in Fair Value of Common Stock Warrant Liability

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Change in fair value of common stock warrant liability	$–	$469	$223	$438

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) Topic 815 Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815), either as derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Derivative warrant liabilities are valued at the date of initial issuance and as of each subsequent balance sheet date using the trinomial pricing model, based on the terms of the applicable warrant agreement. Changes in the fair value of the warrants are reflected in the condensed consolidated statements of operations as “Change in the fair value of common stock warrant liability.” See, Note 7, “Common Stock Warrant Liability,” and, in our 2015 Form 10-K, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Change in Fair Value of Common Stock Warrant Liability.”

Changes in the fair value of common stock warrant liability generally are due to changes in our common stock share price during the periods presented. The underlying warrants expired in February 2016.

Other Income and (Expense)

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Interest income	$5	$1	$12	$2
Interest expense	(637)	(1,260)	(1,259)	(2,468)
Other income/(expense)	1	(99)	434	133
Other income/(expense), net	$(631)	$(1,358)	$(813)	$(2,333)

Interest expense primarily consists of interest expense associated with the Deerfield Loan (see, Note 8, “Deerfield Loan”).

Other income/(expense) primarily consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2016	2015	2016	2015

Cash interest expense	$–	$654	$–	$1,301
Amortization of prepaid interest expense	544	–	1,088	–
Non-cash amortization of debt discount	–	594	–	1,149
Amortization of debt costs	–	5	–	10
Total interest expense	$544	$1,253	$1,088	$2,460

Cash interest expense represents interest at an annual rate of 8.75% on the outstanding principal amount for the period, paid in cash on a quarterly basis. Amortization of prepaid interest expense represents non-cash amortization of $5 million of Series A and Series B units that Deerfield agreed to purchase in our July 2015 public offering and accept in satisfaction of $5 million of future interest payments due under the Deerfield Notes at an interest rate of 8.75%. Non-cash amortization of debt discount represents the amortization of transaction fees and the fair value of the Deerfield Warrants. The amortization of debt costs represents professional fees incurred in connection with the Deerfield Loan.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2016, we had cash and cash equivalents of $20.3 million, current accounts payable and accrued expenses of $15.1 million, including $4.5 million (of which $0.2 million is interest accrued at a rate of 12% per annum) due to Battelle under our collaboration agreement and $25 million of long-term debt under the Deerfield Loan. The principal portion of the Deerfield Loan is payable in two equal installments in February 2018 (subject to potential deferral if we achieve a specified market capitalization milestone) and February 2019. In addition, as of June 30, 2016, we had negative stockholders’ equity of $15.2 million. We have incurred substantial losses since inception, due to investments in research and development, manufacturing, and our previous efforts to commercialize SURFAXIN, and we expect to continue to incur substantial losses over the next four to five years. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016, the financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.  See, Note 5, “Summary of Significant Accounting Policies ̶ Recent Accounting Pronouncements.”

Before any additional financings or other transactions and based on our current expectations, we believe that we will have sufficient cash resources to support our development programs, business operations and debt service obligations through the planned completion of the AEROSURF phase 2b clinical trial and release of top line results, which currently is expected in the first quarter of 2017. However, the execution of our clinical trials is subject to significant risks and uncertainties and there can be no assurance that we will be successful in completing the phase 2b clinical trial within our planned time, if at all. Moreover, if the clinical trial is delayed for any reason, we will require, but may be unable to secure, additional capital to be able to complete the clinical trial. Even if we are able to complete the clinical trial as planned, to execute our business strategy, we will require significant additional infusions of capital. However, if the results of our trial are inconclusive or require additional clinical work, or if the results present an unacceptable benefit/risk profile due to a suboptimal efficacy and/or safety profile, we may have difficulty securing the additional capital we will need. In addition, other factors may affect our ability to access capital markets at a time when we would like or require. Such factors include but are not limited to (i) because our public float is currently less than $75 million, our ability to use the 2014 Universal Shelf on Form S-3 is limited to no more than one third of our public float in a 12 month period, (ii) we have received a deficiency notice from The NASDAQ Stock Market (“Nasdaq”) that we are no longer in compliance with the minimum stockholders’ equity rule of the Nasdaq listing requirements (discussed below), (iii) our stockholders may not approve, as required under Nasdaq listing rules, a strategic transaction recommended by our Board that involves greater than 20% of our outstanding common stock, and (iv) our capital raising efforts may be affected by conditions in the broader financial and geopolitical markets.

To secure the additional capital that we will require, we plan to pursue all or a combination of potential strategic alliances, collaboration agreements and other strategic transactions (including merger, acquisition or other corporate transaction). We also may seek additional capital through public or private equity offerings (including our ATM Program). In addition, we have from time to time collaborated with research organizations and universities to assess the potential utility of our KL4 surfactant in studies funded in part through non-dilutive grants issued by U.S. Government-sponsored drug development programs, including grants in support of initiatives related to our AEROSURF clinical program. We also have received grants in support of medical and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological, and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures. Although there can be no assurance, we expect to pursue additional funding opportunities that may be announced and expect that we may qualify for similar programs in the future.

Our ability to secure needed capital pursuant to our ATM Program or other public offerings pursuant to our 2014 Universal Shelf on Form S-3 is constrained under applicable rules of the Form S-3, which limits the size of primary securities offerings conducted by companies that have an aggregate market value of common stock held by nonaffiliated persons and entities (public float) of less than $75 million to no more than one-third of their public float in any 12-month period. With respect to our ATM Program, as of April 15, 2016, our public float was approximately $31.6 million. On May 24, 2016, we filed a Prospectus Supplement to our 2014 Universal Shelf with respect to approximately $10.5 million in securities. To raise additional capital, we may be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1, the preparation and maintenance of which would be more time-consuming and costly, or private placements, potentially with registration rights or priced at a discount to the market value of our stock, or other transactions, any of which could result in substantial equity dilution of stockholders’ interests.

To be in a position to raise sufficient capital through strategic alliances or other strategic transactions involving the issuance of our capital stock, or through public or private equity offerings, we submitted to our stockholders for approval at the 2016 Annual Meeting of Stockholders held on June 21, 2016 a proposal to increase the number of shares of common stock authorized for issuance under our Amended and Restated Certificate of Incorporation from 36 million to 60 million shares. This proposal was approved by holders of a majority of the shares issued and outstanding on the record date for the meeting. In addition, if any offering were to involve the issuance of common stock in excess of 20% of our outstanding common stock, we may be required under Nasdaq listing rules to seek stockholder approval before we can proceed. There can be no assurance that we would be successful in obtaining such approvals. Failure to secure the additional capital that we will need, whether from non-dilutive sources or from equity offerings, would have a material adverse impact on our business and our ability to continue as a going concern.

Even if we are able to secure additional capital, such transactions and financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests, and the issuance or even potential issuance of shares could have a negative effect on the market price of our common stock. If none of the foregoing alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we ultimately may be forced to limit or cease our development activities. Moreover, if we fail in the future to make any required payment under our Deerfield Loan or fail to comply with any commitments contained in the loan documents, Deerfield would be able to declare us in default regarding that indebtedness, which could result in the acceleration of the payment obligations under all or a portion of our indebtedness. Since we have pledged substantially all of our assets to secure our obligations under the Deerfield Loan, a debt default would enable the lenders to foreclose on our assets securing the debt and could significantly diminish the market value and marketability of our common stock.

As of June 30, 2016, we had outstanding 2.9 million pre-funded warrants issued in a July 2015 public offering, of which the entire purchase price was pre-paid upon issuance. Upon exercise of the pre-funded warrants, we would issue the shares to the holders and receive no additional proceeds. In addition, as of June 30, 2016, there were 60 million shares of common stock and 5 million shares of preferred stock authorized under our Amended and Restated Certificate of Incorporation and approximately 41.0 million shares of common stock and 5 million shares of preferred stock were available for issuance and not otherwise reserved.

Nasdaq Deficiency Notice

On May 19, 2016, we received a notification letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market.  Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million.  In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, we reported stockholders’ equity of ($5.0 million).  The Staff noted that, as of May 19, 2016, we also did not meet either of the alternative compliance standards under Nasdaq Listing Rule 5550(b) of (i) a market value of listed securities of at least $35 million or (ii) net income of $500,000 from continuing operations.

The deficiency notice has no immediate effect our listing status with the Nasdaq Capital Market.  In accordance with the deficiency notice, on July 5, 2016, we submitted a plan outlining the steps we would take to regain compliance and requested additional time. On July 12, 2016, the Staff granted us an extension until November 15, 2016 (representing the maximum extension the Staff can grant under the applicable rule) to evidence our compliance with the minimum stockholders’ equity rule. Under the terms of the extension, we must regain compliance with the minimum stockholders’ equity rule no later than November 15, 2016, provide to the Staff a publicly available report that evidences such compliance and otherwise complies with conditions included in the extension notice. Under the plan as submitted, we are working diligently to achieve a combination of transactions that will allow us to regain compliance with the continued listing requirements of Nasdaq. These transactions include potential debt modifications, strategic alliances and collaboration agreements, and transactions to secure additional capital through public or private equity offerings (including our ATM Program). If after publicly reporting that we have regained compliance on or before November 15, 2016, we should fail to evidence compliance in the filing with the SEC of our periodic report on Form 10-K for the year ending December 31, 2016, we may be subject to delisting. If we fail to satisfy the terms of the extension, the Staff will provide a written delisting notification that our common stock will be delisted. At that time, we would be entitled to appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that we will be successful in implementing our plan to regain compliance with the minimum stockholders’ equity rule. As the rule is one of several alternatives, if during the extension period, we should succeed in regaining compliance with the alternative minimum value of listed securities rule under Nasdaq Listing Rule 5550(b), we would regain compliance with the Nasdaq Listing Rules in any event. There can be no assurance that we will be able to regain compliance with either the minimum stockholders’ equity rule or the minimum value of listed securities rule within the extension period, or at all.

Cash Flows

As of June 30, 2016, we had cash and cash equivalents of $20.3 million compared to $38.7 million as of December 31, 2015.  Cash outflows for the six months ended June 30, 2016 consisted of $18.3 million used for ongoing operating activities and $0.1 million for investing activities offset by cash inflows for the six months ended June 30, 2016 of $0.1 million for financing activities.

Operating Activities

Net cash used in operating activities for both the six months ended June 30, 2016 and 2015 was $18.3 million. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital.

Investing Activities

Net cash used in investing activities for both the six months ended June 30, 2016 and 2015 represents capital expenditures of $0.1 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $69,000 and represents proceeds from the use of the ATM Program. Net cash used in financing activities for the six months ended June 30, 2015 was $41,000 and represents repayment of principal amounts due under an equipment loan.

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings. In May 2014, we filed with the SEC a universal shelf registration statement on Form S-3 (No. 333-196420) (2014 Universal Shelf) that was declared effective on June 13, 2014 for the proposed offering from time to time of up to $250 million of our securities, including common stock, preferred stock, varying forms of debt and warrant securities, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering. The 2014 Universal Shelf replaces an expired 2011 Universal Shelf. As of June 30, 2016, after reserves for outstanding unexercised warrants and amounts remaining under our ATM Program, approximately $139.8 million remained available under the 2014 Universal Shelf. Nevertheless, until such time as our public float (as defined in the Form S-3) is at least $75 million, our ability to use the 2014 Universal Shelf is limited to no more than one third of our public float in a 12 month period. The 2014 Universal Shelf will expire in June 2017.

At-the-Market Program (ATM Program)

We have an ATM Program with Stifel, Nicolaus & Company, Incorporated (Stifel), under which Stifel as our exclusive agent, at such times that we may determine, may sell a maximum of $25 million of our common stock over a three-year period ending February 11, 2016. The ATM Program Agreement (ATM Agreement) was amended on February 11, 2016 so that the ATM Agreement will terminate upon the earliest of: (1) the sale of all shares subject to the ATM Agreement, (2) February 11, 2019 or (3) the termination of the ATM Agreement in accordance with its terms. Either party may terminate the ATM Agreement at any time upon written notification to the other party in accordance with the ATM Agreement, and upon such termination, the offering will terminate. We are not required to sell any shares at any time during the term of the ATM Program. We agreed to pay Stifel a commission equal to 3.0% of the gross proceeds of any sales of shares. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – At-the-Market Program (ATM Program) – Stifel ATM Program,” in our 2015 Form 10-K. Shares of our common stock sold under the ATM Program are issued pursuant to our 2014 Universal Shelf, which currently is subject to limitations under the Form S-3 registration statement (see, “ ̶ Overview”).

During the second quarter, we completed offerings under our ATM Program of 27,971 shares of our common stock for an aggregate purchase price of approximately $71,000, resulting in net proceeds to us of approximately $69,000, after deducting commissions due to Stifel.

As of June 30, 2016, $23.0 million remained available under the ATM Program.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Investing in our securities involves risks. In addition to the other information in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A. Risk Factors" in our 2015 Form 10-K, as supplemented by the risks and uncertainties discussed below and elsewhere in this Quarterly Report on 10-Q. The risks and uncertainties set forth below and discussed elsewhere in this Quarterly Report on Form 10-Q and described in our 2015 Form 10-K are not the only ones that may materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations. If any of the risks and uncertainties set forth below or in our 2015 Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. In particular, the reader’s attention is drawn to the discussion in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview.”

Our clinical development program for AEROSURF involves significant risks and uncertainties that are inherent in the clinical development and regulatory approval processes. Our clinical trials may be delayed, or fail, which will harm our business prospects.

We are currently conducting a phase 2a clinical program evaluating the safety and tolerability of aerosolized KL4 surfactant drug product administered using our proprietary aerosol delivery system (ADS) to premature infants 26 to 28 week gestational age who are receiving nasal continuous positive airway pressure (nCPAP) for respiratory distress syndrome (RDS), compared to infants receiving nCPAP alone. We are also conducting a phase 2b clinical trial in premature infants 26 to 32 weeks gestational age receiving nCPAP for RDS, which is designed to evaluate the safety and tolerability of aerosolized KL4 surfactant compared to infants receiving nCPAP alone and evaluate certain endpoints, including time to nCPAP failure (defined as the need for intubation and delayed surfactant therapy), incidence of nCPAP failure and physiological parameters indicating the effectiveness of lung function. These clinical trials are two of a series of clinical trials that will be needed to gain marketing authorization for AEROSURF, if at all. Such development programs generally take two to five years or more to complete and may be delayed by a number of factors. We may not reach agreement with the U.S. Food and Drug Administration (FDA) or a foreign regulator on the design of any one or more of the clinical trials necessary for approval, or we may be unable to reach agreement on a single design that would permit us to conduct a single clinical program. Conditions imposed by the FDA and foreign regulators on our clinical program could significantly increase the time required to complete and the costs of conducting clinical trials. For example, we may not be successful in achieving a study design that is acceptable to both the FDA and regulators in other countries, which would cause us to limit the scope of our activities or greatly increase our investment. Like many biotechnology companies, even after obtaining promising preliminary findings or results in earlier preclinical studies and clinical trials, we may suffer significant setbacks in any stage of our clinical trials. Clinical data is susceptible to varying interpretations that may delay, limit or prevent regulatory approval. In addition, we may be unable to enroll patients quickly enough to meet our expectations for completing any or all of these trials. Although we currently believe that we have sufficient cash resources to complete our phase 2b clinical trial and release top line results in accordance with our plan, if any of the risks outlined in this risk factor and elsewhere in this Quarterly Report on Form 10-Q or in our 2015 Form 10-K, including with respect to regulatory requirements, clinical site initiation and supply, patient enrollment, drug manufacture, device development and performance, should delay the results, we will need, but may be unable to secure, additional capital to complete the trial.  Moreover, even if we are able to complete the clinical trial, if our results are inconclusive or non-compelling or otherwise insufficient to support a strategic or financing transaction, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business.

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

We have opened a number of clinical sites outside the U.S. where our experience is more limited. We use the services of third party clinical trial consultants and third party contract research organizations (CROs) to carry out most of our clinical trial related activities and accurately report their results, which may impact our ability to control the timing, conduct, expense and quality of our clinical trials. One CRO has responsibility for substantially all of our clinical trial related activities and reporting. If our CROs do not successfully carry out their activities or meet expected deadlines, our trials may be delayed. We may also need to replace our CROs. Although we believe that there are a number of other third-party CROs we could engage to continue these activities, the replacement of an existing CRO may result in delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our drug candidates. If we fail to adequately manage the design, execution and regulatory aspects of our complex and diverse clinical trials, our studies and any potential regulatory approvals may be delayed, or we may fail to gain approvals for our product candidates.

We have engaged a third-party clinical supply organization (CSO) to assist us in storing, shipping and tracking the drug product, medical devices and other materials that are required for us to conduct our clinical trial in the U.S. and international sites in Canada, EU, and Latin America. If our CSO fails to timely perform its obligations under our agreement or if we are unable to manufacture an adequate supply of drug, medical devices and other materials to stock inventories with our CSO and provide for delivery to our clinical sites, we may experience delays in the initiation and enrollment activities of our clinical sites, which could delay or otherwise impair our ability to execute our clinical trials on a timely basis, if at all.

Moreover, because AEROSURF is a combination drug-device product, the success of our clinical trial is highly dependent upon our ability to successfully develop and manufacture our synthetic lyophilized KL4 surfactant and our ADS and related components. We continue to work with our CMO to manufacture sufficient drug supply for our clinical program. We are also continuing our development efforts with Battelle, which is manufacturing the phase 2 ADSs and related components for the phase 2 clinical trial. We have ongoing assessment of our medical device performance and respond to events that may occur during the course of the clinical trial. If our ADS should fail to perform as designed, such failures potentially could adversely affect the execution and results of the clinical trial. If we are unsuccessful in our development activities or if for any reason we are unable to manufacture our drug, medical device and related components, our clinical trials could be delayed or otherwise adversely affected.

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

In addition to our planned clinical program to support AEROSURF, in the future, we also may initiate or support clinical trials evaluating other KL4 surfactant pipeline products. All of these clinical trials are expected to be time-consuming and potentially costly. Should we fail to complete our clinical development programs or should such programs yield unacceptable results, such failures would have a material adverse effect on our business.

See also, in the 2015 Form 10-K, “Part II ̶ Other Information ̶ Item 1A. Risk Factors ̶ To be able to secure the additional capital that we will require, we are substantially dependent upon our ability to successfully complete enrollment in our ongoing phase 2b clinical trial before the end of 2016 and release top line data in the first quarter of 2017, in accordance with our plan. If we are unable to successfully complete enrollment and release top line data in accordance with our plan, or if the results of our clinical trial are inconclusive, or present an unacceptable benefit / risk profile due to suboptimal efficacy and / or safety profile, we may be unable to secure the additional capital that we will require to support our research and development activities and operations and have sufficient cash resources to service and repay debt, which could have a material adverse effect on our business and our ability to continue as a going concern.”

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

Windtree Therapeutics, Inc. (Registrant)

Date: August 10, 2016	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: August 10, 2016	By: /s/ John Tattory
John Tattory
Senior Vice President and Chief Executive Officer

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

101.1

The following condensed consolidated financial statements from the Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and June 30, 2015 (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and June 30, 2015, and (v) Notes to Condensed consolidated financial statements.

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