Form 10-Q
period 2017-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2017-08-21
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 15, 2017, there were outstanding 13,994,960 shares of the registrant’s common stock, par value $0.001 per share.

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

Risks Related to Capital Resource Requirements

•

the risk that our ability to continue as a going concern is dependent upon our ability to secure additional capital.  Our ability to raise such capital was negatively impacted when the top-line results of our AEROSURF phase 2b clinical trial did not meet the planned primary endpoint.  Moreover, we believe that our current capital structure, which includes $25 million of long-term secured debt (Deerfield Loan) with affiliates of Deerfield Management L.P. (Deerfield), will likely discourage additional investment until such time as we remove or mitigate the debt overhang.  We recently entered into a Loan Agreement with Lee’s Pharmaceuticals (HK), Ltd. (Lee’s) for a potential loan of up to $3.9 million and are in negotiations with Lee’s to complete a $10 million investment with us, and we are negotiating with Deerfield potentially to restructure the Deerfield Loan (see, “– Risks Related to Strategic and Other Transactions”).  If we are unable to promptly raise additional required capital and close these transactions, we may be unable to continue as a going concern, may have to limit or curtail our development activities and could be forced to cease operations.  Moreover, even if we are successful in completing these transactions, we will continue to require significant additional capital to support our research and development activities going forward, including the AEROSURF development program, and our operations;

•

the risk that it may be more difficult since our transition to the OTC Markets Group Inc.’s OTCQB® Market (OTCQB) tier in early May 2017, to raise capital through equity-based transactions.  For example, we are no longer eligible to register shares using a Form S-3 and will have to register equity securities that we may issue in connection with a strategic transaction or other financing on a Form S-1, which would be time-consuming and expensive; our "at-the-market" equity sales program (ATM Program), which allowed us to efficiently raise additional capital in the public market, is no longer available; our stockholders may not approve a capital transaction for which stockholder approval is required under Delaware law; our capital structure, which currently consists of common stock, convertible preferred stock, pre-funded warrants and warrants to purchase common stock, and $25 million of debt, has made, and in the future is expected to make, it difficult to conduct equity-based financings; and unfavorable credit and financial markets may adversely affect our ability to fund our activities and that additional equity financings could result in substantial equity dilution of stockholders' interests.  Moreover, our stockholders may find it more difficult to trade our securities on the OTCQB, which may negatively impact the value and liquidity of our common stock, which could have a material adverse effect on our ability to raise the additional capital that we will require;

•

risks relating to our pledge of substantially all of our assets to secure our obligations under a $25 million secured loan with Deerfield, which could make it more difficult for us to secure additional capital, including to satisfy our Deerfield debt obligations, with respect to which a principal payment in the amount of $12.5 million is payable in February 2018, and require us to dedicate cash flow to pay debt service, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other investments; moreover, we may be required to seek the consent of Deerfield to enter into certain strategic transactions;

•

risks relating to our ability to manage our limited resources effectively and timely modify our business strategy as needed to respond to developments in our research and development activities, as well as in our business, our industry and other factors;

Risks related to Development Activities

•

risks related to our AEROSURF clinical development program, which involves significant risks and uncertainties that are inherent in clinical development. Our clinical trials may be delayed, terminated early due to safety or other concerns, subjected to conditions imposed by the FDA or other regulatory body, or fail due to a range of potential factors, including without limitation, issues related to our ADS.  We announced in late June 2017 that the top-line results of our AEROSURF phase 2b clinical trial did not meet the primary endpoint of reduction in nCPAP failure at 72 hours due in part, we believe, to device-related dose interruptions; however, when the data from patients with dose interruptions is removed, the results appear to show a potential meaningful effect.  We are assessing the results of our trial in the context of our development and regulatory plans and need for additional capital.  If we are unable to identify a path forward that would be acceptable to our investors, we may be unable to fund our further development activities, which would have a material adverse effect on our development plan and our business and operations;

•

risks related to our AEROSURF development activities for our ADS, with respect to which we are developing and testing a next generation aerosol delivery system (NextGen ADS).  We are currently assessing the treatment interruptions that occurred in the phase 2 ADS in our phase 2b clinical trial, which we believe were caused by clogged filters in specific batches of device disposables, and evaluating our design elements for the NextGen ADS to mitigate the chances of such events occurring in the future.  Our NextGen ADS could be delayed or fail to perform as expected, which could negatively impact our clinical outcomes.  As was the case with clogged filters in our phase 2b clinical trial, unforeseen device issues could arise in the future and could impact the AEROSURF clinical development program, including the planned phase 3 clinical program, and potential future research and development activities, and potentially have a material adverse effect on our development activities and our business and operations;

•

risks related to our AEROSURF development activities for our lyophilized KL4 surfactant, that might arise and also delay or otherwise affect the AEROSURF clinical development program and potential future research and development activities, and potentially have a material adverse effect on our business and operations;

•

risks related to our efforts to gain regulatory approval in a timely and successful manner, in the U.S. and in international markets, for our drug products and combination drug/device product candidates, including AEROSURF, including that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or international regulatory approvals for our product candidates; in addition, to respond to the results of our phase 2b clinical trial, the regulatory requirements to secure approval for AEROSURF may have increased and we may be unable to secure the additional required capital to conduct any such additional and potentially time-consuming and expensive development work;

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

Risks Related to Strategic and Other Transactions

•

the risk that, although we have recently entered into a Loan Agreement dated as of August 14, 2017 with Lee’s to provide us up to a potential $3.9 million loan to support our activities while we seek to negotiate a share purchase agreement with Lee’s pursuant to which Lee’s potentially, no later than October 31, 2017, would acquire $10 million of our common stock and a controlling interest in our Company, while at the same time negotiating a restructuring agreement with Deerfield to cancel the Deerfield debt in exchange for $2.5 million in cash, plus 2% of our outstanding common stock and up to $15 million in AEROSURF regulatory and commercial milestones, we may be unable to successfully complete these transactions on or before October 31, 2017.  Any failure to receive the total loan proceeds and close the transactions with Lee’s and Deerfield as currently contemplated likely would have a material adverse effect on our business, operations and financial condition, and could force us to cease operations;

•

risks relating to our License, Development and Commercialization Agreement dated as of June 12, 2017 with Lee's, as amended on August 14, 2017 (Lee’s License), including the risks related to conducting development activities in the various markets in the licensed territory, risks associated with an international technology transfer of our KL4 manufacturing processes and device manufacturing, risks related to regulatory filings and protection of intellectual property interests and risks related to the commercialization of our products in international markets;

•

the risk that we may be unable to identify and enter into new strategic alliances, collaboration agreements or other strategic transactions that would provide capital to support our AEROSURF development activities and resources and expertise to support the registration and commercialization of AEROSURF in various markets and potentially support the development and, if approved, commercialization, of our other potential KL4 surfactant pipeline products;

Risks related to Manufacturing

•

the risk that we, our contract manufacturing organizations (CMOs) or any of our third-party suppliers and related service providers, including without limitation contract laboratories engaged in release and stability testing activities, most of which are single-source providers, may encounter problems in manufacturing our KL4 surfactant, the active pharmaceutical ingredients (APIs) used in the manufacture of our KL4 surfactant, the ADS and related components, and other materials on a timely basis or in an amount sufficient to support our needs and in providing the related services necessary to our manufacturing process and release of drug product for development work;

•

risks relating to the transfer of our lyophilized KL4 surfactant manufacturing technology to our CMOs, and our CMOs’ ability to manufacture our lyophilized KL4 surfactant, which must be processed in an aseptic environment and tested using sophisticated and extensive analytical methodologies and quality control release and stability tests, for our research and development activities and, if approved, commercial applications;

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

•

risks relating to our ability and our design and development partner’s ability to complete the development and design verification and validation of our NextGen ADS and related components, which we currently are developing under a Collaboration Agreement with Battelle Memorial Institute for use in our future clinical activities, including our planned phase 3 clinical program for AEROSURF;

Other Risks Affecting our Business

•

the risk, even if we are able to secure regulatory approval for our products in one or more of the U.S. and international markets, that reimbursement and health care reform may adversely affect our ability to secure appropriate reimbursement; or that market conditions and other factors, including actions of our competitors, which may make it difficult to gain access to certain markets and patient populations, which could have a material adverse effect on our business;

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

Trademark Notice

AEROSURF®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$2,528	$5,588
Prepaid interest, current portion	1,094	1,094
Prepaid expenses and other current assets	318	512
Total current assets	3,940	7,194

Property and equipment, net	977	1,054
Restricted cash	225	225
Prepaid interest, non-current portion	683	1,226
Total assets	$5,825	$9,699

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,846	$1,813
Collaboration payable	3,930	3,967
Accrued expenses	6,108	7,611
Long-term debt, current portion	12,500	-
Total current liabilities	25,384	13,391

Long-term debt, non-current portion	12,500	25,000

Other liabilities	124	138
Total liabilities	38,008	38,529

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 6,213 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value; 120,00,000 and 60,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 10,569,452 and 8,725,069 shares issued at June 30, 2017 and December 31, 2016, respectively; 10,567,960 and 8,723,577 shares outstanding at June 30, 2017 and December 31, 2016, respectively	11	9
Additional paid-in capital	605,004	592,883
Accumulated deficit	(634,144)	(618,668)
Treasury stock (at cost); 1,492 shares	(3,054)	(3,054)
Total stockholders' equity	(32,183)	(28,830)
Total liabilities & stockholders' equity	$5,825	$9,699

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Grant revenue	$1,147	$106	$1,366	$181

Expenses:
Research and development	5,483	8,316	11,896	18,676
General and administrative	1,804	1,783	3,726	5,440
Total operating expense	7,287	10,099	15,622	24,116
Operating loss	(6,140)	(9,993)	(14,256)	(23,935)

Change in fair value of common stock warrant liability	-	-	-	223

Other income / (expense):
Interest income	3	5	6	12
Interest expense	(615)	(637)	(1,226)	(1,259)
Other income	-	1	-	434
Other income / (expense), net	(612)	(631)	(1,220)	(813)

Net loss	$(6,752)	$(10,624)	$(15,476)	$(24,525)

Deemed dividend on Series A preferred stock	(532)	-	(4,136)	-

Net loss attributable to common shareholders	$(7,284)	$(10,624)	$(19,612)	$(24,525)

Net loss per common share
Basic and diluted	$(0.76)	$(1.29)	$(2.10)	$(2.99)

Weighted average number of common shares outstanding
Basic and diluted	9,634	8,238	9,317	8,215

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,476)	$(24,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	140
Stock-based compensation and 401(k) plan employer match	660	971
Fair value adjustment of common stock warrants	-	(223)
Amortization of prepaid interest	543	1,088
Changes in:
Prepaid expenses and other current assets	194	(92)
Accounts payable	2,231	3,101
Collaboration payable	(37)	1,226
Accrued expenses	(1,077)	(122)
Other liabilities	-	124
Net cash used in operating activities	(12,861)	(18,312)

Cash flows from investing activities:
Purchase of property and equipment	(24)	(149)
Net cash used in investing activities	(24)	(149)

Cash flows from financing activities:
Proceeds from Private Placement issuance of securities, net of expenses	8,789	-
Proceeds from ATM Program, net of expenses	1,036	69
Net cash provided by financing activities	9,825	69
Net increase/(decrease) in cash and cash equivalents	(3,060)	(18,392)
Cash, cash equivalents and restricted cash - beginning of year	5,813	38,947
Cash, cash equivalents and restricted cash - end of year	$2,753	$20,555

Supplementary disclosure of cash flows information:
Interest paid	$514	$61

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

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

Our lead development program is AEROSURF® (lucinactant for inhalation), an investigational combination drug/device product that combines our KL4 surfactant with our novel aerosol delivery system (ADS). We are developing AEROSURF to improve the management of respiratory distress syndrome (RDS) in premature infants. RDS is a serious respiratory condition caused by a deficiency of natural lung surfactant in lungs of premature infants, and the most prevalent respiratory disease in the neonatal intensive care unit. By enabling administration of aerosolized KL4 surfactant, AEROSURF may reduce or eliminate the need for invasive endotracheal intubation and mechanical ventilation, which currently are required to administer life-saving surfactant therapy, but which are associated with serious respiratory conditions and other complications. To avoid the risks of surfactant administration, many neonatologists initially delay surfactant therapy and treat premature infants with noninvasive respiratory support (such as nasal continuous positive airway pressure (nCPAP)). We believe that AEROSURF, if approved, has the potential to address a serious unmet medical need by enabling earlier KL4 surfactant therapy for infants receiving nCPAP alone, reducing the number of premature infants who are subjected to invasive surfactant administration, and potentially providing transformative clinical and pharmacoeconomic benefits.

We recently completed an AEROSURF phase 2b clinical trial that was designed to evaluate aerosolized KL4 surfactant administered to premature infants 28 to 32 week gestational age receiving nCPAP, in two dose groups (25 and 50 minutes) with up to two potential repeat doses, compared to infants receiving nCPAP alone. This trial was conducted in approximately 50 clinical sites in the U.S., Canada, the European Union and Latin America.  Based on the planned top-line results, data show that AEROSURF did not meet the primary endpoint of a reduction in nCPAP failure at 72 hours, which we believe was due in large part to an unexpected rate of treatment interruptions.  Such interruptions occurred in about 24% of active enrollments, predominantly in the 50 minute dose group, and were primarily related to specific lots of disposable cartridge filters in our proprietary ADS that had a tendency to clog.  After excluding the patients whose dose was interrupted in the 50 minute dose group, the data show an nCPAP failure rate of 32% compared to 44% in the control group which is a 12% absolute reduction or a 27% relative reduction in nCPAP failure compared to control. These data suggest a meaningful treatment effect in line with our targeted outcome.

In addition, in June 2017, we and Lee’s Pharmaceutical (HK), Ltd. (Lee’s) announced an exclusive license and collaboration agreement (License Agreement) for the development and commercialization of KL4 surfactant products in China, Hong Kong and other select Asian markets, with a future option to potentially add Japan. The agreement includes AEROSURF as well as the non-aerosol products, SURFAXIN® (approved in the U.S. in 2012) and SURFAXIN LS™ (an improved lyophilized formulation of SURFAXIN).  We also granted Lee’s an exclusive license to manufacture KL4 surfactant in China for use in non-aerosol surfactant products in the licensed territory and a future option to manufacture the device in the licensed territory.  In connection with the Loan Agreement (see, “– Note 2 – Liquidity Risks and Management's Plans”), we amended the License Agreement to expand certain of Lee’s rights, including by immediately adding Japan to the licensed territory, accelerating the right to manufacture the ADS in and for the licensed territory, reducing or eliminating certain of the milestone and royalty payments and adding an affiliate of Lee’s as a party to the License Agreement.  We are presently engaged in a technology transfer of our KL4 surfactant manufacturing process to Lee’s.

Note 2 –	Liquidity Risks and Management’s Plans

As of June 30, 2017, we had cash and cash equivalents of $2.5 million, current liabilities of $25.4 million (including $12.5 million of long-term debt, current portion) and $12.5 million of long-term debt, non-current portion.  Total long-term debt of $25 million is with affiliates of Deerfield Management, L.P. (Deerfield), who hold a security interest in substantially all of our assets (Deerfield Loan).

We expect to continue to incur significant losses and require significant additional capital to further advance our AEROSURF clinical development program, support our operations and meet our debt service obligations for the next several years, and we do not have sufficient existing cash and cash equivalents for at least the next year following the date that these financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

To potentially alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to seek additional capital through the following: (i) all or a combination of strategic transactions, and other potential alliances and collaborations focused on markets outside the U.S., as well as potential combinations (including by merger or acquisition) or other corporate transactions; and (ii) through public or private equity offerings. However, there can be no assurance that these alternatives will be available, or if available, that we will be able to raise sufficient capital through such transactions. If we are unable to raise the required capital, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that these financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of these financial statements.

In connection with the License Agreement with Lee’s that we announced in June 2017 (see, “– Note 1 – The Company and Description of Business”), we received an upfront license fee of $1.0 million in July 2017 and also are eligible to receive up to $35.8 million in contingent clinical, regulatory and commercialization milestone payments, and royalties at an escalating high single digit to mid-teens percentage across all products.  In addition, Lee’s will be responsible for all development costs in the licensed territory.  In addition to the License Agreement, Lee’s also invested $2 million in our February 2017 private placement offering.

Under a Loan Agreement dated as of August 14, 2017, Lee’s agreed to lend us up to a potential $3.9 million (Lee’s Loan) that will be funded in Lee’s sole discretion in three equal installments on August 15, September 10 and October 10, 2017, and will be used to support our AEROSURF development activities and sustain our operations through October 31, 2017, while we negotiate a potential share purchase agreement (Share Purchase) and related agreements.  The Lee’s Loan will accrue interest at a rate of 12% per annum.  We received the initial installment of $1.3 million from Lee's on August 15, 2017.  Under the Share Purchase as currently contemplated, but subject to further negotiation, Lee’s would invest $10 million and acquire a controlling interest in our Company.  The outstanding principal balance of the Lee’s Loan would be applied to the Share Purchase and the Lee’s Loan would be discharged in full at the closing.  In addition, to facilitate the Share Purchase, we are negotiating with Deerfield to restructure the Deerfield Loan (Loan Restructuring), effective as of the closing of the Share Purchase.  Under the Loan Restructuring as currently contemplated, but subject to further negotiation, the notes issued in connection with the Deerfield Loan would be retired in exchange for (i) $2.5 million of cash paid out of the proceeds of the Share Purchase, (ii) a number of newly-issued shares of our common stock equal to 2% of our outstanding common stock on a fully-diluted basis (to be defined) as of the closing date, and (iii) future regulatory and commercial milestones related to the development and commercialization of AEROSURF potentially totaling $15 million. (See, “– Note 9 – Subsequent Events”).

While we believe that we will be able to reach agreement with Lee’s and Deerfield and close the Share Purchase and Loan Restructuring, there can be no assurance that we will be successful.  At this time, we do not have an alternative source of funding available, such that, if we are unable to complete these transactions for any reason on or before October 31, 2017, we may be forced to curtail all of our activities and, ultimately, cease operations.  In addition, if we are unable to finalize and close the Loan Restructuring and thereafter fail to make any required payment under the Deerfield Loan, or fail to comply with any commitments contained in the Deerfield Loan documents, Deerfield would be able to declare a default under the Deerfield Loan agreement, accelerate our payment obligations under all or a portion of our indebtedness, and, since we have pledged substantially all of our assets to secure the Deerfield Loan, foreclose on our assets, which could significantly diminish the market value and marketability of our assets and common stock and render us unable to continue as a going concern. Moreover, even if we are successful in completing these transactions, we will continue to require significant additional capital to support our research and development activities going forward, including the AEROSURF development program, and our operations.

As of August 15, 2017, after receipt of the initial advance under the Lee's Loan, we had cash and cash equivalents of $2.9 million and believe that, assuming receipt of the two additional installments under the Lee's Loan, and before any additional financings, we will have sufficient cash resources to fund our operations through November 2017.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to secure the needed capital through equity financings and other similar transactions is subject to regulatory and other constraints discussed in this Quarterly Report on Form 10-Q and we cannot be certain that we will be able to raise a sufficient amount when needed, if at all, on favorable terms or otherwise. In the event that we cannot raise sufficient capital, we may be forced to consider transactions on less-than-favorable terms, or limit or cease our development activities. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

In addition, our ability to secure additional capital at a time when we would like or require may be affected by the following factors: (i)  our common stock is currently trading on the OTCQB® Market (OTCQB), which is operated by OTC Markets Group Inc., under the symbol “WINT” and may experience periods of illiquidity; (ii) our common stock is currently considered a “penny stock,” such that brokers are required to adhere to more stringent market rules, which could result in reduced trading activity and trading levels in our common stock and limited or no analyst coverage; (iii) we are no longer eligible to use a Form S-3 registration statement; (iv) we are no longer able to use our ATM Program; (v)  our stockholders may not approve proposals to increase the number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation, as amended, which could impair our ability to conduct equity financings or enter into certain strategic transactions; (vi) our stockholders may not approve, to the extent required under Delaware law, strategic transactions (mergers and acquisitions) recommended by our Board; (vii) our capital structure, which currently consists of common stock, convertible preferred stock, pre-funded warrants and warrants to purchase common stock, and $25 million of debt, may make it difficult to conduct equity-based financings; and (viii) negative conditions in the broader financial and geopolitical markets.  In light of the foregoing restrictions, we will be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1, the preparation and maintenance of which would be more time-consuming and costly, and private placements, potentially with registration rights or priced at a discount to the market value of our stock, or other transactions, any of which could result in substantial equity dilution of stockholders’ interests.

We have from time to time collaborated with research organizations and universities to assess the potential utility of our KL4 surfactant in studies funded in part through non-dilutive grants issued by U.S. Government-sponsored drug development programs, including grants in support of initiatives related to our AEROSURF clinical development program. In late May 2017, we announced that we have been awarded $0.9 million under a previously announced Phase II Small Business Innovation Research Grant (SBIR) valued at up to $2.6 million from the National Heart, Lung, and Blood Institute (NHLBI) of the National Institutes of Health (NIH) to support the AEROSURF phase 2b clinical trial.  We also have received from time to time grants that support medical and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures. Although there can be no assurance, we expect to pursue potential additional funding opportunities as they arise and expect that we may qualify for similar programs in the future.

As of June 30, 2017, we had outstanding 2.9 million pre-funded warrants issued in a July 2015 public offering, of which the entire exercise price was prepaid upon issuance, and 6,213 convertible preferred shares issued in the February 2017 private placement offering.  Each preferred share is convertible into 1,000 shares of common stock. Upon exercise of the pre-funded warrants and conversion of the convertible preferred shares, we would issue common shares to the holders and receive no additional proceeds.

As of August 15, 2017, 2.5 million pre-funded warrants and 3,203 convertible preferred shares, convertible into 3.2 million shares of common stock, remained outstanding.

In addition, as of June 30, 2017, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 85.7 million shares of common stock and approximately 5 million shares of preferred stock available for issuance and not otherwise reserved.

Note 3 –	Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. There have been no changes to our critical accounting policies since December 31, 2016. For a discussion of our accounting policies, see, “Note 4 – Accounting Policies and Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements in our 2016 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Note 4 –	Stockholders’ Equity

February 2017 Private Placement

On February 15, 2017, we completed a private placement offering of 7,049 Series A Convertible Preferred Stock units at a price per unit of $1,495, for an aggregate purchase price of approximately $10.5 million, including $1.6 million of non-cash consideration representing a reduction in amounts due and accrued as of December 31, 2016 for current development services that otherwise would have become payable in cash in the first and second quarters of 2017. Each unit consists of: (i) one share of Series A Convertible Preferred Stock, par value $0.001 per share (Preferred Shares); and (ii) 1,000 Series A-1 Warrants (Warrants) to purchase one share of common stock at an exercise price equal to $1.37 per share. Each Preferred Share may be converted at the holder's option at any time into 1,000 shares of common stock at a conversion price of $1.37 per share. The Warrants may be exercised beginning August 15, 2017 and through February 15, 2024. The Preferred Shares and the Warrants may not be converted or exercised to the extent that the holder would, following such exercise or conversion, beneficially own more than 9.99% (or other lesser percent as designated by each holder) of our outstanding shares of common stock. In addition to the offering, the securities purchase agreement also provides that, until February 13, 2018, the investors are entitled to participate in subsequent bona fide capital raising transactions that we may conduct.

As of August 15, 2017, 3,846 Preferred Shares have been converted into 3,846,000 shares of common stock and 3,203 Preferred Shares remain outstanding.

At-the-Market (ATM) Program

During the three and six months ended June 30, 2017, we completed offerings of our common stock under our ATM Program of 41,231 shares and 847,147 shares, respectively. This resulted in an aggregate purchase price of approximately $48,000 ($46,000 net) and $1,082,000 ($1,036,000 net), respectively, for the three and six month periods ended June 30, 2017.  During the three months ended June 30, 2016, there were no offerings under our ATM Program.  During the six months ended June 30, 2016, we completed offerings of our common stock under our ATM Program of 27,971 shares for an aggregate purchase price of approximately $71,000 ($69,000 net).

Effective May 5, 2017, we were no longer able to make use of our ATM Program (see, “–Note 2 – Liquidity Risks and Management’s Plans”).

Note 5 –	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Severance

Effective February 1, 2016, we terminated the Employment Agreement between ourselves and our then-President and Chief Executive Officer (Former CEO). During the first quarter of 2016, we incurred a severance charge of $1.2 million in general and administrative expense under the terms of the Former CEO’s employment agreement, including $0.2 million related to stock option expense for certain options that will continue to vest through August 1, 2017. Of the $1.0 million in severance not related to stock-based compensation, $0.9 million was paid as of June 30, 2017.

During the second quarter of 2016, we incurred a severance charge of $0.4 million related to a May 2016 workforce reduction that was a component of a broader effort to initiate cash conservation and other cost reduction measures.

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

As of June 30, 2017 and 2016, the number of shares of common stock potentially issuable upon the conversion of preferred stock or exercise of stock options and warrants was 23.4 million and 9.1 million shares, respectively. For the three and six months ended June 30, 2017 and 2016, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

In accordance with Accounting Standards Codification Topic 260, Earnings per Share, when calculating diluted net loss per common share, a gain associated with the decrease in the fair value of warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of these warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of warrants classified as derivative liabilities. For the three and six months ended June 30, 2017 and 2016, the effect of the adjustments for warrants classified as derivative liabilities was anti-dilutive.

We do not have any components of other comprehensive income (loss).

Beneficial Conversion Feature

The issuance of our Preferred Shares in the first quarter of 2017 (see, “– Note 4 – Stockholders’ Equity”) resulted in a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in the money) at inception due to the conversion option having an effective conversion price that is less than the fair value of the underlying stock at the commitment date. We recognized the beneficial conversion feature by allocating the relative fair value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Preferred Shares. As the Preferred Shares are immediately convertible by the holders, the discount allocated to the beneficial conversion feature was immediately accreted and recognized as a $3.6 million one-time, non-cash deemed dividend to the preferred shareholders during the first quarter of 2017.

An additional discount to the Preferred Shares of $4.5 million was created due to the allocation of proceeds to the Warrants which were issued with the Preferred Shares.  This discount is amortized proportionately as the Preferred Shares are converted.  For the three months ended June 30, 2017, we recognized a non-cash deemed dividend to the preferred shareholders of $0.5 million related to the Preferred Shares converted during the period.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). We adopted ASU 2014-15 effective December 31, 2016. Management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of these financial statements (see, “ – Note 2 – Liquidity Risks and Management's Plans”).

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update addresses the income tax effects of stock-based payments and eliminates the windfall pool concept, as all of the tax effects related to stock-based payments will now be recorded at settlement (or expiration) through the income statement. The new guidance also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for stock-based payment awards. Forfeitures can be estimated or recognized when they occur. We adopted ASU 2016-09 during the three months ended March 31, 2017 and will continue to recognize stock compensation expense with estimated forfeitures. The adoption did not have a material impact on our unaudited condensed consolidated financial statements and is not expected to have an impact on the annual 2017 financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. We adopted ASU 2016-18 on March 31, 2017 on a retrospective basis. As a result, beginning-of-period cash, cash equivalents and restricted cash in the statement of cash flows increased by $0.2 million for each of the six-month periods ended June 30, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the annual period ending December 31, 2018 and interim periods within that annual period.  An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented, referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings, referred to as the modified retrospective method.  The Company has not yet completed its final review of the impact of this guidance including the new disclosure requirements, as it is continuing to evaluate the impacts of adoption and the implementation approach to be used. The Company plans to adopt the new standard effective January 1, 2018. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. We are currently evaluating the effect that ASU 2017-09 may have on our consolidated financial statements and related disclosures.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2017	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$2,528	$2,528	$-	$-
Certificate of deposit	225	225	-	-
Total Assets	$2,753	$2,753	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2016	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$5,588	$5,588	$-	$-
Certificate of deposit	225	225	-	-
Total Assets	$5,813	$5,813	$-	$-

The following table summarizes changes in the fair value of common stock warrant liability measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2016 representing the write-off of the remaining liability upon expiration of the underlying warrants in February 2016.

(in thousands)

Balance at January 1, 2016	$223
Change in fair value of common stock warrant liability	(223)
Balance at June 30, 2016	$-

 Fair Value of Long-Term Debt

At June 30, 2017, the estimated fair value of the Deerfield Loan (see, “– Note 7 – Long-term Debt”) was $22.4 million, compared to a carrying value for current and non-current portions of $25.0 million. The estimated fair value of the Deerfield Loan is based on discounting the future contractual cash flows to the present value at the valuation date. This analysis utilizes certain Level 3 unobservable inputs, including current cost of capital. Considerable judgment is required to interpret market data and to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts that could be realized in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.  The methodology and assumptions do not take into consideration the potential restructuring of the Deerfield Loan (see, “– Note 9 – Subsequent Events”).

Note 7 –	Long-term Debt

Long-term debt consists solely of amounts due under the Deerfield Loan for the periods presented:

	June 30,	December 31,
(in thousands)	2017	2016

Current portion	$12,500	$-
Non-current portion	12,500	25,000
Total Deerfield Loan	$25,000	$25,000

The principal amount of the loan is payable in two equal annual installments of $12.5 million, payable in each of February 2018 and 2019. See, “Note 9 – Long-term Debt” in the Notes to Consolidated Financial Statements in our 2016 Form 10-K.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Amortization of prepaid interest expense	$273	$544	$543	$1,088
Cash interest expense	257	-	511	-
Total interest expense	$530	$544	$1,054	$1,088

Amortization of prepaid interest expense represents non-cash amortization of $5 million of units purchased by Deerfield in our July 2015 public offering and accepted in satisfaction of $5 million of future interest payments calculated at an interest rate of 8.75% under the Deerfield Loan. Cash interest expense represents interest at an annual rate of 8.25% on the outstanding principal amount, paid in cash on a quarterly basis.

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data) Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2017	1,142	$14.66
Granted	822	1.23
Forfeited or expired	(53)	33.52
Outstanding at June 30, 2017	1,911	$8.36	7.4

Vested and exercisable at June 30, 2017	488	$26.89	5.4

Vested and expected to vest at June 30, 2017	1,257	$8.45	8.3

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

	Six Months Ended June 30,
	2017	2016

Weighted average expected volatility	79%	79%
Weighted average expected term (years)	6.6	5.7
Weighted average risk-free interest rate	2.22	1.4
Expected dividends	-	-

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Research and development	$124	$140	$283	$322
General and administrative	130	110	271	531
Total	$254	$250	$554	$853

Note 9 –	Subsequent Events

On July 13, 2017, we implemented a reduction in workforce by 20 employees, representing approximately 42% of our total workforce, from 48 to 28 employees. The reduction was across all functions of the Company. Affected employees are eligible for certain severance and other benefits. In addition, the Company expects to record a one-time charge of approximately $0.2 million in the third quarter of 2017.

Effective as of August 14, 2017, we entered into a loan agreement with Lee’s, pursuant to which Lee’s has agreed to lend us up to a potential $3.9 million that will be funded in Lee’s sole discretion in three equal installments on August 15, September 10 and October 10, 2017, and will be used to support our AEROSURF development activities and sustain our operations through October 31, 2017, while we negotiate the potential Share Purchase and related agreements.  The Lee's Loan will accrue interest at a rate of 12% per annum.  We received the initial installment of $1.3 million from Lee's on August 15, 2017.  Under the Share Purchase as currently contemplated, but subject to further negotiation, Lee’s would invest $10 million in our Company and acquire a controlling interest of a majority of the outstanding shares of our common stock at a price per share based on the average 10-day volume-weighted average price per share (VWAP) up to and including the closing date, plus a premium up to, but not exceeding 15%, but in no event greater than $0.25 per share.  As partial consideration for the Share Purchase, the outstanding principal balance of the Lee's Loan would be applied in full satisfaction of a like amount of cash consideration payable by Lee’s at the closing of such Share Purchase, and the Lee's Loan would be discharged in full. In connection with the Lee's Loan, Deerfield, which holds a security interest in substantially all of our assets to secure its $25 million Deerfield Loan, entered into a Subordination Agreement, dated as of August 14, 2017, with us and Lee’s generally granting Lee’s a first right through October 31, 2017, to any cash payments (other than regularly scheduled interest payments under the Deerfield Loan) and to the proceeds of sales of assets in a bankruptcy proceeding for up to $3.9 million principal amount plus related interest and expenses, subject to the exceptions set forth in the Subordination Agreement.

As partial consideration for the Lee's Loan, we and Lee’s also entered into Amendment No. 1 to the License Agreement (Amendment) pursuant to which reductions have been made to certain of the milestone and royalty payments.  As a result, we may receive up to $35.8 million (previously, $37.5 million) in potential clinical, regulatory and commercial milestone payments.  The options to add Japan to the Licensed Territory (as defined in the License Agreement) and to manufacture our aerosol delivery device in and for the Licensed Territory have been made effective immediately.  In addition, Zhaoke Pharmaceutical (Hefei) Co. Ltd., an affiliate of Lee’s, has been made a party to the License Agreement. Except as set forth in the Amendment, all other terms and conditions of the License Agreement shall remain in full force and effect.

In addition, to facilitate the Share Purchase, we are negotiating with Deerfield to restructure the Deerfield Loan (Loan Restructuring), effective as of the closing of the Share Purchase.  Under the Loan Restructuring as currently contemplated, but subject to further negotiation, the notes issued in connection with the Deerfield Loan would be retired in exchange for (i) $2.5 million of cash, which would be paid out of the proceeds of the Share Purchase, and (ii) a number of newly-issued shares of our common stock that equals 2% of our outstanding common stock on a fully-diluted basis (to be defined) as of the closing of the Share Purchase and Loan Restructuring.  In addition, Deerfield would be entitled to receive future regulatory and commercial milestones related to the development and commercialization of AEROSURF potentially totaling $15 million.

The Share Purchase and Loan Restructuring agreements are expected to include such customary representations, warranties, covenants, conditions and indemnities for certain losses and other terms as are acceptable to the parties. While we believe that we will be able to reach agreement with Lee’s and Deerfield and close the Share Purchase and Loan Restructuring agreements in a timely manner, there can be no assurance that we will be successful.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. The reader should review the “Forward-Looking Statements” section, and risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we filed with the Securities and Exchange Commission (SEC) on March 31, 2017 (2016 Form 10-K,) and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q. The disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Quarterly Report on Form 10-Q includes information on preclinical studies supported in part from funds from the National Institutes of Health (NIH). Such information is solely our responsibility and does not necessarily represent the official views of the NIH.

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

Our lead development program is AEROSURF® (lucinactant for inhalation), an investigational combination drug/device product that combines our KL4 surfactant with our novel aerosol delivery system (ADS). We are developing AEROSURF to improve the management of respiratory distress syndrome (RDS) in premature infants. RDS is a serious respiratory condition caused by a deficiency of natural lung surfactant in lungs of premature infants, and the most prevalent respiratory disease in the neonatal intensive care unit. By enabling administration of aerosolized KL4 surfactant, AEROSURF may reduce or eliminate the need for invasive endotracheal intubation and mechanical ventilation, which currently are required to administer life-saving surfactant therapy, but which are associated with serious respiratory conditions and other complications. To avoid the risks of surfactant administration, many neonatologists initially delay surfactant therapy and treat premature infants with noninvasive respiratory support (such as nasal continuous positive airway pressure (nCPAP)). We believe that AEROSURF, if approved, has the potential to address a serious unmet medical need by enabling earlier KL4 surfactant therapy for infants receiving nCPAP alone, reducing the number of premature infants who are subjected to invasive surfactant administration, and potentially providing transformative clinical and pharmacoeconomic benefits.

We recently completed an AEROSURF phase 2b clinical trial that was designed to evaluate aerosolized KL4 surfactant administered to premature infants 28 to 32 week gestational age receiving nCPAP, in two dose groups (25 and 50 minutes) with up to two potential repeat doses, compared to infants receiving nCPAP alone.  This trial was conducted in approximately 50 clinical sites in the U.S., Canada, the European Union and Latin America.  Based on the planned top-line results, data show that AEROSURF did not meet the primary endpoint of a reduction in nCPAP failure at 72 hours, which we believe was due in large part to an unexpected rate of treatment interruptions.  Such interruptions occurred in about 24% of active enrollments, predominantly in the 50 minute dose group, and were primarily related to specific lots of disposable cartridge filters in our proprietary ADS that had a tendency to clog.  After excluding the patients whose dose was interrupted in the 50 minute dose group, the data show an nCPAP failure rate of 32% compared to 44% in the control group which is a 12% absolute reduction or a 27% relative reduction in nCPAP failure compared to control. These data suggest a meaningful treatment effect in line with our targeted outcome.

Business and Pipeline Program Updates

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business – Company Overview” and “– Business Strategy,” in the 2016 Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and our current and planned KL4 pipeline programs.

The following are updates to our business and development programs since filing the 2016 Form 10-K on March 31, 2017:

●

On August 14, 2017, we announced that we entered into a Loan Agreement with Lee’s Pharmaceutical (HK), Ltd. (Lee’s) under which Lee’s agreed to lend us up to a potential $3.9 million (Lee’s Loan) to be paid in Lee’s sole discretion in three equal installments on August 15, September 10 and October 10, 2017.  We received the first installment on August 15, 2017.  The loan will be used to support our activities through October 31, 2017, while we and Lee’s negotiate a potential share purchase agreement (Share Purchase) under which Lee’s would purchase a controlling interest in our Company.  In addition, we are negotiating with affiliates of Deerfield Management Company L.P. (Deerfield) to restructure (Loan Restructuring) the outstanding $25 million long-term loan (Deerfield Loan) effective as of the closing of the Share Purchase.  Under the Loan Restructuring as currently contemplated, but subject to further negotiation, the notes issued in connection with the Deerfield Loan would be retired in exchange for $2.5 million in cash, common stock equal to 2% of our outstanding shares, plus potential future milestones payments.  (See, “Note 9 – Subsequent Events”).

●

We have implemented various cost-cutting measures and evaluated the needs of our Company going forward.  Among other things, on July 13, 2017, following completion of our AEROSURF phase 2b clinical trial, we implemented a reduction in our workforce from 48 to 28 employees affecting all functions of our Company. Affected employees are eligible for certain severance and other benefits. In addition, the Company expects to record a one-time charge of approximately $0.2 million in the third quarter of 2017.

●

On June 29, 2017, we announced the top line results for our AEROSURF phase 2b clinical trial evaluating aerosolized KL4 surfactant for the treatment of respiratory distress syndrome (RDS) in premature infants, 28 to 32 week gestational age, receiving nCPAP for RDS (see, “– Overview”).

●

In June 2017, we and Lee’s announced an exclusive license and collaboration agreement (License Agreement) for the development and commercialization of KL4 surfactant products in China, Hong Kong and other select Asian markets, with a future option to potentially add Japan. The agreement includes AEROSURF as well as the non-aerosol products, SURFAXIN® (approved in the U.S. in 2012) and SURFAXIN LS™ (an improved lyophilized formulation of SURFAXIN).  We also granted Lee’s an exclusive license to manufacture KL4 surfactant in China for use in non-aerosol surfactant products in the licensed territory.  In connection with the Lee’s Loan, we amended the License Agreement to reduce or eliminate certain of the milestone and royalty payments and add an affiliate of Lee’s as a party to the License Agreement. We also expanded certain of Lee’s rights by making effective immediately options to add Japan to the licensed territory and to manufacture the aerosol delivery device in the licensed territory (see, “Note 9 –Subsequent Events”).  We are presently engaged in a technology transfer of our KL4 surfactant manufacturing process to Lee’s.

●

On May 3, 2017, we were notified by The Nasdaq Stock Market LLC (Nasdaq) that the Nasdaq Qualifications Hearings Panel had determined to delist our common stock from The Nasdaq Capital Market® (Nasdaq Market).  Trading in our common stock on the Nasdaq Market was suspended and our shares began trading on the OTCQB® Market (OTCQB), which is operated by OTC Markets Group Inc., under the symbol “WINT” effective Friday, May 5, 2017.  On July 21, 2017, after all appeal periods had expired, Nasdaq filed a Form 25 announcing the removal of our stock from the Nasdaq Market.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2016. For a discussion of our accounting policies, see, “Note 4 – Accounting Policies and Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements (Notes) in our 2016 Form 10-K.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended June 30, 2017 and 2016 was $6.1 million and $10.0 million, respectively. The decrease in operating loss from 2016 to 2017 was due to a $1.0 million increase in grant revenue and a $2.8 million decrease in operating expenses.

The operating loss for the six months ended June 30, 2017 and 2016 was $14.3 million and $23.9 million, respectively. The decrease in operating loss from 2016 to 2017 was due to a $1.2 million increase in grant revenue and an $8.5 million decrease in operating expenses.

The net loss for the three months ended June 30, 2017 and 2016 was $6.8 million and $10.6 million, respectively. Included in the net loss is (i) interest expense of $0.6 million in both 2017 and 2016; and (ii) for 2016, $1.2 million for a severance charge related to the termination of our Former CEO.

The net loss for the six months ended June 30, 2017 and 2016 was $15.5 million and $24.5 million, respectively. Included in the net loss is (i) interest expense of $1.2 million and $1.3 million for 2017 and 2016, respectively; and (ii) for 2016, $1.2 million for a severance charge related to the termination of our Former CEO, $0.4 million for a severance charge related to our May 2016 workforce reduction, and the change in fair value of certain common stock warrants classified as derivative liabilities, resulting in non-cash income of $0.2 million.

The net loss attributable to common shareholders for the three and six months ended June 30, 2017 was $7.3 million (or $0.76 basic net loss per common share) and $19.6 million (or $2.10 basic net loss per common share), respectively. The net loss attributable to common shareholders for the three and six months ended June 30, 2016 was $10.6 million (or $1.29 basic net loss per common share) and $24.5 million (or $2.99 basic net loss per common share), respectively. Included in the net loss attributable to common shareholders for the three and six months ended June 30, 2017 is a $0.5 million and a $4.1 million non-cash deemed dividend on preferred stock, respectively (see, “Note 5 – Summary of Significant Accounting Policies”).

Grant Revenue

We recognize grant revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

For the three months ended June 30, 2017 and 2016, we recognized grant revenue of $1.1 million and $0.1 million, respectively.  For the six months ended June 30, 2017 and 2016, we recognized grant revenue of $1.4 million and $0.2 million, respectively.

Grant revenue for the three months ended June 30, 2017 includes $0.9 million of funds received and expended under a Phase II Small Business Innovation Research Grant (SBIR) from the National Heart, Lung, and Blood Institute (NHLBI) of the NIH to support the AEROSURF phase 2b clinical trial.

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

Research and development expenses by category for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Product development and manufacturing	$1,830	$2,353	$3,707	$6,134
Clinical, medical and regulatory operations	1,569	1,998	3,377	4,063
Direct preclinical and clinical programs	2,084	3,965	4,812	8,479
Total Research and Development Expenses	$5,483	$8,316	$11,896	$18,676

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.2 million for both the three months ended June 30, 2017 and 2016, and of $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, both in-house and with contract manufacturing organizations (CMOs), validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our KL4 surfactant used in research and development activities, and our medical devices, including our ADS; (ii) design and development activities related to our ADS for use in our AEROSURF clinical development program; and (iii) pharmaceutical and manufacturing development activities, including development of a lyophilized dosage form of our KL4 surfactant. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses decreased $0.5 million for the three months ended June 30, 2017 compared to the same period in 2016 due to our efforts in the second quarter of 2016 to initiate cash conservation and other cost reduction measures.

Product development and manufacturing expenses decreased $2.4 million for the six months ended June 30, 2017 compared to the same period in 2016 due to (i) our efforts in the second quarter of 2016 to initiate cash conservation and other cost reduction measures, (ii) a $0.8 million decrease in costs related to development activities under our collaboration agreement with Battelle Memorial Institute (Battelle), and (iii) a $0.5 million decrease in costs associated with the technology transfer of our lyophilized surfactant manufacturing facility process to a new facility at our CMO.

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

Clinical, medical and regulatory operations expenses decreased $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2017 compared to the same period in 2016 due to our efforts in the second quarter of 2016 to initiate cash conservation and other cost reduction measures.

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

Direct preclinical and clinical development programs expenses decreased $1.9 million and $3.7 million, respectively, for the three and six months ended June 30, 2017 compared to the same period in 2016 due to a decrease in AEROSURF phase 2 clinical development program costs as many upfront site initiation costs and manufacturing costs related to ADS delivery, site set-up and training were completed during the three and six months ended June 30, 2016 and are not ongoing clinical trial costs.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

General and Administrative Expenses	$1,804	$1,783	$3,726	$5,440

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses decreased $1.7 million for the six months ended June 30, 2017 compared to the same period in 2016 due to (i) our efforts in the second quarter of 2016 to initiate cash conservation and other cost reduction measures and (ii) $1.6 million of severance charges during the six months ended June 30, 2016 (see, “Note 5 – Summary of Significant Accounting Policies”).

Other Income and (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Interest income	$3	$5	$6	$12
Interest expense	(615)	(637)	(1,226)	(1,259)
Other income	-	1	-	434
Other income / (expense), net	$(612)	$(631)	$(1,220)	$(813)

Interest expense consists of interest expense associated with the Deerfield Loan (see, “Note 7 – Long-term Debt”) and under our collaboration agreement with Battelle (see, “Note 7 – Collaboration Payable and Accrued Expenses” in the Notes to Consolidated Financial Statements in our 2016 Form 10-K).

Other income / (expense) primarily consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits.  The decrease in tax credits for the six months ended June 30, 2017 to the same period in 2016 is due to the timing of the sale of the tax credits.  The 2015 tax credits were sold in the first quarter of 2016 while the 2016 tax credits were sold in the fourth quarter of 2016.

The following amounts comprise the Deerfield Loan interest expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Amortization of prepaid interest expense	$273	$544	$543	$1,088
Cash interest expense	257	-	511	-
Total interest expense	$530	$544	$1,054	$1,088

Amortization of prepaid interest expense represents non-cash amortization of $5 million of units that Deerfield purchased in our July 2015 public offering and accepted in satisfaction of $5 million of future interest payments calculated at an interest rate of 8.75% under the Deerfield Loan. Cash interest expense represents interest at an annual rate of 8.25% on the outstanding principal amount, paid in cash on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash and cash equivalents of $2.5 million, current liabilities of $25.4 million (including $12.5 million of long-term debt, current portion) and $12.5 million of long-term debt, non-current portion.  Total long-term debt of $25 million is with Deerfield, who hold a security interest in substantially all of our assets related to the Deerfield Loan.

We expect to continue to incur significant losses and require significant additional capital to further advance our AEROSURF clinical development program, support our operations and meet our debt service obligations for the next several years, and we do not have sufficient existing cash and cash equivalents for at least the next year following the date that the accompanying financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

To potentially alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to seek additional capital through the following: (i) all or a combination of strategic transactions, including other potential alliances and collaborations focused on markets outside the U.S., as well as potential combinations (including by merger or acquisition) or other corporate transactions; and (ii) through public or private equity offerings. However, there can be no assurance that these alternatives will be available, or if available, that we will be able to raise sufficient capital through such transactions. If we are unable to raise the required capital, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the accompanying financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

In connection with the License Agreement with Lee’s that we announced in June 2017 (see, “Note 1 – The Company and Description of Business”), we received an upfront license fee of $1.0 million in July 2017 and also are eligible to receive up to $35.8 million in contingent clinical, regulatory and commercialization milestone payments, and royalties at an escalating high single digit to mid-teens percentage across all products.  In addition, Lee’s will be responsible for all development costs in the licensed territory.  In addition to the License Agreement, Lee’s also invested $2 million in our February 2017 private placement offering.

Under a Loan Agreement dated as of August 14, 2017, Lee’s agreed to lend us up to a potential $3.9 million (Lee's Loan) that will be funded in Lee’s sole discretion in three equal installments on August 15, September 10 and October 10, 2017, and will be used to support our AEROSURF development activities and sustain our operations through October 31, 2017, while we negotiate the potential Share Purchase and related agreements. The Lee’s Loan will accrue interest at a rate of 12% per annum.  We received the initial installment of $1.3 million from Lee's on August 15, 2017.  Under the Share Purchase as currently contemplated, but subject to further negotiation, Lee’s would invest $10 million and acquire a controlling interest in our Company.  The outstanding principal balance of the Lee’s Loan would be applied to the Share Purchase and the Lee’s Loan would be discharged in full at the closing.  In addition, to facilitate the Share Purchase, we are negotiating the Loan Restructuring with Deerfield to restructure the Deerfield Loan, effective as of the closing of the Share Purchase.  Under the Loan Restructuring as currently contemplated, but subject to further negotiation, the notes issued in connection with the Deerfield Loan would be retired in exchange for (i) $2.5 million of cash paid out of the proceeds of the Share Purchase, (ii) a number of newly-issued shares of our common stock equal to 2% of our outstanding common stock on a fully-diluted basis (to be defined) as of the closing date, and (iii) future regulatory and commercial milestones related to the development and commercialization of AEROSURF potentially totaling $15 million.  (See, “Note 9 – Subsequent Events”).

While we believe that we will be able to reach agreement with Lee’s and Deerfield and close the Share Purchase and Loan Restructuring, there can be no assurance that we will be successful.  At this time, we do not have an alternative source of funding available, such that, if we are unable to complete these transactions for any reason on or before October 31, 2017, we may be forced to curtail all of our activities and, ultimately, cease operations.  In addition, if we are unable to finalize and close the Loan Restructuring and thereafter fail to make any required payment under the Deerfield Loan, or fail to comply with any commitments contained in the Deerfield Loan documents, Deerfield would be able to declare a default under the Deerfield Loan agreement, accelerate our payment obligations under all or a portion of our indebtedness, and, since we have pledged substantially all of our assets to secure the Deerfield Loan, foreclose on our assets, which could significantly diminish the market value and marketability of our assets and common stock and render us unable to continue as a going concern. Moreover, even if we are successful in completing these transactions, we will continue to require significant additional capital to support our research and development activities going forward, including the AEROSURF development program, and our operations.

As of August 15, 2017, after receipt of the initial advance under the Loan Agreement, we had cash and cash equivalents of $2.9 million and believe that, assuming receipt of the two additional installments under the Lee's Loan and before any additional financings, we will have sufficient cash resources to fund our operations through November 2017.

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

Our ability to secure the needed capital through equity financings and other similar transactions is subject to regulatory and other constraints discussed in this Quarterly Report on Form 10-Q and we cannot be certain that we will be able to raise a sufficient amount when needed, if at all, on favorable terms or otherwise. In the event that we cannot raise sufficient capital, we may be forced to consider transactions on less-than-favorable terms, or limit or cease our development activities. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

In addition, our ability to secure additional capital at a time when we would like or require may be affected by the following factors: (i)  our common stock is currently trading on the OTCQB, which is operated by OTC Markets Group Inc., under the symbol “WINT” and may experience periods of illiquidity; (ii) our common stock is currently considered a “penny stock,” such that brokers are required to adhere to more stringent market rules, which could result in reduced trading activity and trading levels in our common stock and limited or no analyst coverage; (iii) we are no longer eligible to use a Form S-3 registration statement; (iv) we are no longer able to use our ATM Program; (v)  our stockholders may not approve proposals to increase the number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation, as amended, which could impair our ability to conduct equity financings or enter into certain strategic transactions; (vi) our stockholders may not approve, to the extent required under Delaware law, strategic transactions (mergers and acquisitions) recommended by our Board; (vii) our capital structure, which currently consists of common stock, convertible preferred stock, pre-funded warrants and warrants to purchase common stock, and $25 million of debt, may make it difficult to conduct equity-based financings; and (viii) negative conditions in the broader financial and geopolitical markets.  In light of the foregoing restrictions, we will be required to seek other methods of completing primary offerings, including, for example, under a registration statement on Form S-1, the preparation and maintenance of which would be more time-consuming and costly, and private placements, potentially with registration rights or priced at a discount to the market value of our stock, or other transactions, any of which could result in substantial equity dilution of stockholders’ interests.

We have from time to time collaborated with research organizations and universities to assess the potential utility of our KL4 surfactant in studies funded in part through non-dilutive grants issued by U.S. Government-sponsored drug development programs, including grants in support of initiatives related to our AEROSURF clinical development program. In late May 2017, we announced that we have been awarded $0.9 million under a previously announced Phase II SBIR valued at up to $2.6 million from the NHLBI of the NIH to support the AEROSURF phase 2b clinical trial.  We also have received from time to time grants that support medical and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures. Although there can be no assurance, we expect to pursue potential additional funding opportunities as they arise and expect that we may qualify for similar programs in the future.

As of June 30, 2017, we had outstanding 2.9 million pre-funded warrants issued in a July 2015 public offering, of which the entire exercise price was prepaid upon issuance, 6,213 convertible preferred shares issued in the February 2017 private placement offering.  Each preferred share is convertible into 1,000 shares of common stock. Upon exercise of the pre-funded warrants and conversion of the convertible preferred shares, we would issue common shares to the holders and receive no additional proceeds.

As of August 15, 2017, 2.5 million pre-funded warrants and 3,203 convertible preferred shares, convertible into 3.2 million shares of common stock, remained outstanding.

In addition, as of June 30, 2017, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Amended and Restated Certificate of Incorporation, as amended, and approximately 85.7 million shares of common stock and approximately 5 million shares of preferred stock available for issuance and not otherwise reserved.

Cash Flows

As of June 30, 2017, we had cash and cash equivalents of $2.5 million compared to $5.6 million as of December 31, 2016.  Cash outflows for the six months ended June 30, 2017 consist of $12.9 million used for ongoing operating and investing activities offset by cash inflows for the six months ended June 30, 2017 of $9.8 million for financing activities.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was $12.9 million and $18.3 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 represents capital expenditures of $24,000 and $149,000, respectively.

Financing Activities

Net cash provided by financing activities for six months ended June 30, 2017 was $9.8 million and represents net cash proceeds from both the February 2017 private placement of $8.8 and the use of the ATM Program of $1.0 million.

Net cash provided by financing activities for the six months ended June 30, 2016 was $0.1 million and represents proceeds from the use of the ATM Program.

The following sections provide a more detailed discussion of our available financing facilities.

Private Placement Offering

On February 15, 2017, we completed a private placement offering of 7,049 Series A Convertible Preferred Stock units at a price per unit of $1,495, for an aggregate purchase price of approximately $10.5 million, including $1.6 million of non-cash consideration representing a reduction in amounts due and accrued as of December 31, 2016 for current development services that otherwise would have become payable in cash in the first and second quarters of 2017.  Each unit consists of: (i) one share of Series A Convertible Preferred Stock, par value $0.001 per share (Preferred Shares); and (ii) 1,000 Series A-1 Warrants (Warrants) to purchase one share of common stock at an exercise price equal to $1.37 per share.  Each Preferred Share may be converted at the holder's option at any time into 1,000 shares of common stock at a conversion price of $1.37 per share. The Warrants may be exercised beginning August 15, 2017 and through February 15, 2024.  The Preferred Shares and the Warrants may not be converted or exercised to the extent that the holder would, following such exercise or conversion, beneficially own more than 9.99% (or other lesser percent as designated by each holder) of our outstanding shares of common stock. In addition to the offering, the securities purchase agreement also provides that, until February 13, 2018, the investors are entitled to participate in subsequent bona fide capital raising transactions that we may conduct.

As of August 15, 2017, 3,846 Preferred Shares have been converted into 3,846,000 shares of common stock and 3,203 Preferred Shares remain outstanding.

At-the-Market Program (ATM Program)

ATM Program

During the three and six months ended June 30, 2017, we completed offerings of our common stock under our ATM Program of 41,231 shares and 847,147 shares, respectively. This resulted in an aggregate purchase price of approximately $48,000 ($46,000 net) and $1,082,000 ($1,036,000 net), respectively, for the three and six month periods ended June 30, 2017. During the three months ended June 30, 2016, there were no offerings under our ATM Program. During the six months ended June 30, 2016, we completed offerings of our common stock under our ATM Program of 27,971 shares for an aggregate purchase price of approximately $71,000 ($69,000 net).

Effective May 5, 2017, we were no longer able to make use of our ATM Program (see, “– Liquidity Risks and Management’s Plans”).

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To be able to secure the additional capital that we will require, we are substantially dependent upon our ability to successfully initiate, enroll and complete our planned clinical trials on a timely basis. If we are unable to successfully complete enrollment and release top line data in accordance with our plan, or if the results of our clinical trial are inconclusive, or present an unacceptable benefit/risk profile due to suboptimal efficacy and/or safety profile, we may be unable to secure the additional capital that we will require to support our research and development activities and operations and have sufficient cash resources to service and repay debt, which could have a material adverse effect on our business and our ability to continue as a going concern.

Our business and our ability to secure the significant additional capital that we will require to support our research and development activities and operations and have sufficient cash resources to service and repay debt is highly dependent upon our ability to successfully develop our AEROSURF® combination drug/device product candidate for the treatment of respiratory distress syndrome (RDS) in premature infants.  We recently announced in late June 2017 that the top-line results of our AEROSURF phase 2b clinical trial did not meet the primary endpoint of reduction in nasal continuous positive airway pressure (nCPAP) failure at 72 hours due in part, we believe, to device-related dose interruptions.  Although, when the data from patients with dose interruptions is removed, the results appear to show a potential meaningful effect, our failure to demonstrate a meaningful effect in the top-line results, has and is expected to make it more difficult to secure the additional capital that we require.  In addition, because the market value of our common stock dropped significantly when we announced our phase 2b results, to raise the additional capital we require, we may have to issue a significantly greater number of shares of capital stock than we originally planned, which could have a dilutive impact on our stockholders.  We are assessing the results of our trial in the context of our development and regulatory plans and expect that the regulatory requirements to secure approval for AEROSURF may have changed.  To the extent any such change involves unforeseen additional, potentially time-consuming and expensive development work, we may be unable to secure the additional required capital that may be required or, even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may further decline.

Failure to complete the development of our NextGen ADS intended for future development activities and, if approved, initial commercial activities, in a timely manner, if at all, would have a material adverse effect on our efforts to develop AEROSURF as well as our other aerosolized KL4 surfactant products, and our business strategy.

We have developed a clinic-ready ADS that is suitable for use in our ongoing phase 2 clinical development program and currently are working with Battelle Memorial Institute (Battelle) to further develop a version of the ADS (NextGen) potentially for use in our remaining AEROSURF development activities and, if approved, initial commercial activities. Our device development activities are generally directed to controlling risks of mechanical and other failures, assuring consistency of performance and low variability machine to machine, and rigorous testing and verification processes to avoid design defects.  In particular, we are currently assessing the dose interruptions that occurred with the phase 2 ADS and taking steps to assure that we have mitigated the chances of such failures occurring in the NextGen ADS.

Our development activities are subject to certain risks and uncertainties, including, without limitation:

•

We may not succeed in developing on a timely basis, if at all, a NextGen ADS that is acceptable for use in our remaining AEROSURF development activities, including our planned phase 3 clinical trial and, if approved, has levels of efficiency, consistent performance, reliability and cost appropriate for commercial activities.

•

We will require access to sophisticated engineering capabilities.  We have our own medical device engineering staff and we are currently working with Battelle, which is assisting us in our development program and has expertise in medical device development and medical device design and a successful track record in developing aerosolization systems for the medical and pharmaceutical industries.  If for any reason we are unable to retain our own engineering capabilities, the agreement with Battelle is terminated, and we are unable to identify design engineers and medical device experts to support our development efforts, including for a clinic-ready NextGen ADS for use in our planned phase 3 clinical development program and, potentially, for commercial use and later enhanced versions of the ADS, it would have a material adverse effect on our business strategy and impair our ability to commercialize or develop AEROSURF or other aerosolized KL4 surfactant products.

•

We will also require additional capital to advance our development activities and plan to seek a potential strategic partner or third-party collaborator to provide financial support and medical device development and commercialization expertise.  There can be no assurance, however, that we will successfully identify or be able to enter into agreements with such potential partners or collaborators on terms and conditions that are favorable to us.  If we are unable to secure the necessary medical device development expertise to support our development program, this could impair our ability to commercialize or develop AEROSURF or other aerosolized KL4 surfactant products.

The realization of any of the foregoing risks would have a material adverse effect on our business.

We currently require significant additional capital to support our research and development activities and operations and have sufficient cash resources to pay our vendors and service providers and service and repay debt.  As such, we routinely closely monitor and control our cash resources to assure that investment and spending decisions advance our corporate objectives at any time.  While we seek to raise the additional capital that we require, our relationships with important vendors and service providers may be adversely impacted.  If any of our key vendors and service providers cease working with us or subject the delivery of product or services to challenging and expensive preconditions, our development activities would be adversely affected, which could have a material adverse effect on our business and operations.

During and since the period in which we completed enrollment of our AEROSURF phase 2b clinical trial and analyzed and announced the results, our cash resources have been constrained.  To manage our cash, we have and plan to operate under processes to tightly control purchasing and retention of consultants, monitor the release of funds and defer payment on invoices to conserve cash availability. While proceeds from the Lee’s Loan and potential Share Purchase may provide capital in the short-term to support research and development activities and operations and pay our vendors and service providers, we will still require significant additional capital. As a consequence, our aged accounts payables are expected to increase and our relationships with key vendors and service providers may be strained.  While we seek the additional capital that we require, we are working closely with our vendors and service providers to preserve our key relationships.  Failure to retain such key relationships could have a material adverse effect on our development activities and our business and operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2017, we issued 10,000 unregistered shares of common stock to a consultant as compensation for management consulting services rendered during the period from January 13, 2017 through May 30, 2017.  The shares were issued in reliance upon the exemption from securities registration provided by Section 4(2) of the Act.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 21, 2017	By:	/s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: August 21, 2017	By:	/s/ John Tattory
John Tattory
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

10.1+	License Development and Commercialization Agreement by and between the Company and Lee’s Pharmaceutical (HK) Ltd. dated as of June 12, 2017	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.1

The following condensed consolidated financial statements from the Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (“XBRL”): (i) Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and June 30, 2016 (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and June 30, 2016, and (v) Notes to Condensed consolidated financial statements.

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

+Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and filed separately with the Commission.