Form 10-K/A
period 2017-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2018-04-30
CIK 946486

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

YES ☐          NO ☒

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017 (based on the closing price for shares of the registrant’s common stock as reported on The OTCQB® Market under the symbol WINT on that date) was approximately $3.4 million. In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

As of April 6, 2018, there were 3,769,088 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its wholly-owned, presently inactive subsidiary, Discovery Laboratories, Inc. (formerly Acute Therapeutics, Inc.).

Explanatory Note to Amendment No. 1

Windtree Therapeutics, Inc. (formerly Discovery Laboratories, Inc., referred to herein as “we,” “us” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018 (“Form 10-K”), solely (i) to include portions of Item 10 and Items 11 through 14 of Part III of the Form 10-K as contemplated by instruction G(3) to the Form 10-K, and (ii) to include the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”). Other than the addition of Items 10-14 and the new certifications, the Form 10-K is not being amended or updated in any respect. This Amendment No. 1 continues to describe the conditions as of the date of the Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Form 10-K. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendment to those filings.

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

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2017

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

John R. Leone, age 70, has served as a member of our Board of Directors since November 2012 and was elected Chairman in January 2013. He serves as a member of the Board’s Compensation Committee and the Nomination and Governance Committee. With over 30 years of experience, Mr. Leone has built an outstanding track record in pharmaceutical operations, commercial portfolio management, and financing life science companies. His commercial experience includes significant domestic and international executive management roles and direct responsibility for the commercial launch of numerous pharmaceutical products.

Mr. Leone is currently an Operating Partner at Madryn Asset Management, an investment platform focused on providing capital to healthcare companies. Madryn Asset Management was spun out from Visium Asset Management where Mr. Leone was a Partner from May 2013 to January 2017. Prior to joining Visium, Mr. Leone was a Partner at Paul Capital Healthcare, a private equity firm that manages one of the largest dedicated healthcare funds globally (2007 to 2013). Previously, Mr. Leone served as President and Chief Executive Officer at Cambrex Corporation, and as Senior Vice President and Chief Operating Officer of U.S. Commercial Operations at Aventis Pharmaceuticals. While at Aventis, he played a key role in spearheading the successful integration of its predecessor companies, Rhone-Poulenc Rorer and Hoechst Marion Roussel, and had responsibility for all commercial business units, including oncology, metabolism, cardiovascular, dermatology, respiratory and anti-infective. Mr. Leone currently serves on the Board of Pernix Therapeutics Holdings, Inc. and served on the Board of Directors at ViroPharma Incorporated from January 2006 until its acquisition in March 2014. Mr. Leone received his B.S. degree in Engineering from the U.S. Military Academy at West Point and his M.B.A. from the University of Colorado

Craig Fraser, age 53, has served as President and Chief Executive Officer and a member of the Board since February 1, 2016. He brings over 29 years of experience as a leader in both product development and commercial operations and in building biopharmaceutical and device businesses for startups as well as larger companies. Prior to joining us, Mr. Fraser held executive positions at several biopharmaceutical companies, including Aegerion Pharmaceuticals as Chief Operating Officer (July 2014 to August 2015) and as President, International & Global Manufacturing and Supply (October 2011 to July 2014); as Vice President of Global Disease Areas at Pfizer (October 2009 to October 2011) and Vice President and Global Business Manager at Wyeth Pharmaceuticals (December 2007 to November 2009). Previously, Mr. Fraser served as Vice President, Sales & Marketing and Commercial Operations and as Vice President, Global Strategic Marketing at Johnson & Johnson; and as Gastroenterology Franchise Lead, National Sales Director – Immunology and Acute Cardiovasculars, and Marketing Director – Cardiovasculars and Diagnostics at Centocor.  Mr. Fraser is a veteran of both the U.S. Marine Corps and the U.S. Army. Mr. Fraser does not serve on any other public company boards.  Mr. Fraser received his B.S. degree in Public Administration from Slippery Rock University of Pennsylvania.

Joseph M. Mahady, age 65, has served as a member of our Board since January 2013. He also serves as Chairman of the Board’s Compensation Committee and a member of the Audit Committee. Mr. Mahady has extensive strategic and operational experience in the biopharmaceutical industry. He has broad international commercial experience, having served in a direct leadership role in more than 30 product launches, and has a successful record of developing profitable businesses based on transformational technologies in both the U.S. and international markets.

Mr. Mahady held significant leadership positions during his 30-year career with Wyeth Corporation, including as President, Wyeth Pharmaceuticals (2008 – 2009), and Senior Vice President, Wyeth Corporation (2002 – 2009), with responsibility to direct the worldwide operations of that company's $20 billion global pharmaceutical business. He retired from Wyeth in 2009. Since his retirement, Mr. Mahady served as Chairman of Lumara Health (formerly KV Pharmaceuticals) and as a member of the boards of directors of Albemarle, EKR Therapeutics and Strongbridge Biopharma. He currently serves on the board of advisors for Nevakar. Mr. Mahady received his B.S. degree in Pharmacy from St. John's University College of Pharmacy and his M.B.A. in Pharmaceutical Studies from Fairleigh Dickinson University.

Bruce A. Peacock, age 66, has served as a member of our Board since September 2010. He also serves as Chairman of the Board’s Audit Committee and is a member of the Compensation and the Nomination and Governance Committees. Mr. Peacock brings to our Board extensive biotech and pharmaceutical experience, including financial expertise in debt, equity capital and alliance transactions. He also has significant experience in drug development, having led the effort to gain regulatory approval for several drug candidates in the United States and in other major markets worldwide.  Mr. Peacock also has had responsibility for marketing, commercial and manufacturing operations.

Mr. Peacock has served as a Venture Partner with SV Life Sciences Advisers LLC since 2006. From August 2013 to September 2014, Mr. Peacock served as Chief Financial and Business Officer of Ophthotech Corporation, having served as Chief Business Officer since September 2010. Previously, he served as President and Chief Executive Officer of Alba Therapeutics; Chief Executive Officer and Director of The Little Clinic, a medical care services company; President and Chief Executive Officer and a Director of Adolor Corporation, a publicly-held biotechnology company; President, Chief Executive Officer and a Director of Orthovita Inc., a publicly-held orthopaedic biomaterials company; Executive Vice President, Chief Operating Officer and a Director of Cephalon Inc.; and Chief Financial Officer of Centocor Inc. Mr. Peacock serves as Co-Chairman of the Board of Alba Therapeutics and as a member of the boards of directors of the following publicly held biopharmaceutical companies: since September 2014, Dicerna Pharmaceuticals, Inc.; and since July 2014, Ocular Therapeutix. Mr. Peacock previously served as a member of the Board of Directors of Applied Genetic Technologies Corporation (March 2015 - August 2016). Since 2012, Mr. Peacock has served as a member of the board of directors of Invisible Sentinel, Inc., since 2015, PanOptica, Inc. and, since 2016 CARMA Therapeutics, all three privately-owned companies. Mr. Peacock earned a bachelor’s degree in Business Administration from Villanova University and is a certified public accountant.

Marvin E. Rosenthale, Ph.D., age 84, has served as a member of our Board since 1998. He also serves as Chairman of the Board’s Nomination and Governance Committee and is a member of the Audit Committee. Dr. Rosenthale brings to our Board more than 50 years of management and executive experience in the pharmaceutical industry. In addition, since 1998, he has served as a member of the board of directors of nine pharmaceutical companies, which provides him a broad perspective of the customs, practices and strategic priorities of pharmaceutical companies in today’s challenging competitive and financial markets.

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

Executive Officers and Key Officers and Employees

The following table sets forth the names and positions of our executive officers and leaders of important functional groups:

Name	Position with the Company
Craig Fraser	President and Chief Executive Officer
Steven G. Simonson, M.D.	Senior Vice President and Chief Medical Officer
John A. Tattory	Senior Vice President and Chief Financial Officer
Mary B. Templeton, Esq.	Senior Vice President, General Counsel and Corporate Secretary
Kathryn A. Cole	Senior Vice President, Human Resources
George Cox	Vice President, Technical Operations
Lawrence A. Weinstein	Vice President, Medical Device Development
Ronald Dundore, Ph.D.	Executive Director, Regulatory Affairs and Quality

Mr. Fraser’s biographical information appears above.

Steven G. Simonson, M.D., age 59, was appointed our Senior Vice President and Chief Medical Officer in April 2017, having previously served as our Senior Vice President and Chief Development Officer since October 2014, and our Vice President, Clinical Development, upon joining us in May of 2014. Dr. Simonson brings to us over 25 years of medical practice and pharmaceutical industry clinical trial experience with a significant background in pulmonary critical care and developing respiratory drugs, including preclinical, first time into man and phases 1-4, and IND, NDA and sNDA experience. Dr. Simonson spent 15 years at AstraZeneca Pharmaceuticals in areas of medical and clinical leadership primarily in the pulmonary and infection therapeutic areas. He has been involved in or led several successful IND and NDA filings including the Pulmicort® Turbuhaler® M3 NDA, which was approved for treatment of asthma. He spent the next two years as Vice President of Clinical Development at Agennix, Inc., a biopharmaceutical company primarily focused in oncology and sepsis, leading programs including studies of talactoferrin in necrotizing enterocolitis, the second most common cause of morbidity in premature neonates. Most recently, Dr. Simonson was an Executive Director in the Molecule Development Group at Covance, a biopharmaceutical development services company, where he applied his experience to developing clinical development programs for small and mid-size biotech and pharmaceutical companies. Dr. Simonson completed training in internal medicine followed by a fellowship in pulmonary and critical care medicine at Duke University Medical Center. He then held several faculty appointments at Duke in the departments of Anesthesiology and Medicine, including the divisions of Pulmonary and Critical Care Medicine. He is a Fellow of the American College of Chest Physicians, and author or co-author of multiple peer reviewed publications, abstracts, posters and chapters. Dr. Simonson received his medical degree from the Medical College of Wisconsin, and his Masters of Health Sciences degree in Biometry from the Duke University School of Medicine.

John A. Tattory, age 52, was appointed our Senior Vice President and Chief Financial Officer in March 2014, having previously served as our Vice President, Finance and Chief Accounting Officer (March 2013 - March 2014), and our Vice President, Finance, and Controller and the designated principal accounting officer (July 2010 - March 2013), and Vice President, Finance (January 2008 – July 2010). He brings more than 25 years of financial management and leadership experience, including directing U.S. and international financial operations, strategic transactions, licensing and collaboration arrangements, and equity and debt financings. Prior to joining us, Mr. Tattory held financial management positions at Tyco International, where he served as Director, Financial Planning & Analysis for Tyco Flow Control, an operating unit that included the majority of business operations in international markets; and Bristol-Myers Squibb (BMS), where he held financial roles of increasing responsibility, most recently as Finance Director, U.S. Primary Care, with responsibility for the financial matters of various BMS pharmaceutical businesses, including international operations. Previously, Mr. Tattory served as an Audit Manager with Ernst & Young LLP. Mr. Tattory is a certified public accountant (CPA) and holds a B.S. degree in Commerce from Rider University.

Mary B. Templeton, Esq., age 71, has served as Senior Vice President, General Counsel and Corporate Secretary since September 2011, having previously served as Senior Vice President and Deputy General Counsel since joining us in March 2006. Ms. Templeton brings to us more than 35 years of legal and senior management experience. Prior to joining us, Ms. Templeton held senior executive positions in the financial services industry, including as Senior Vice President and General Counsel of The Charles Schwab Corporation and as Senior Vice President and General Counsel of The Sequor Group Inc. (securities subsidiaries of Security Pacific Corporation) and was in private practice in Philadelphia and New York. Previously, at Charles Schwab & Co., Ms. Templeton led development of the first mutual fund marketplace, and, at Bradford Trust Company (New York), the first for-profit clearing corporation registered with the SEC. Ms. Templeton received a B.A. degree from Chatham University, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers Law School, where she was Editor-in-Chief of the Law Journal. She is a member of the Bar Associations of Pennsylvania and New York.

Kathryn A. Cole, age 52, has served as our Senior Vice President, Human Resources, since January 2006. Ms. Cole brings more than 25 years of extensive Human Resources experience, mostly in the life sciences industry, managing change and aligning human resources strategies with business objectives to ensure a focused, results-driven organization. Prior to joining us, Ms. Cole served as Vice President, Human Resources for Savient Pharmaceuticals Inc., in addition to other human resource management positions of increasing responsibility for Cytogen Corporation, EpiGenesis Pharmaceuticals, and the Prudential Insurance Company of America. Ms. Cole received her undergraduate degree in Communication from Douglass College and her M.S. degree in Industrial Relations and Human Resources from the Rutgers University School of Management and Labor Relations.

George Cox, age 66, currently serves as Vice President, Manufacturing & Supply Chain, having served as Vice President, Supply Chain, since April 2008. Mr. Cox brings more than 30 years of technical operations and supply chain experience, including directing multi-facility manufacturing in the United States and Europe and the establishment of agreements with various Contract Manufacturing Organizations to insure the supply continuity for both drug and medical device products. Prior to joining us, Mr. Cox served as Senior Director, Supply Chain with Auxilium Pharmaceuticals, where he implemented the organizational strategy to support the growth of the commercial and clinical operations. Mr. Cox has held executive technical operations positions at MedImmune, where he was instrumental in obtaining significant government contracts for the pandemic flu vaccine and the launch of their nasal seasonal flu vaccine, and Rhone-Polenc Rorer Pharmaceuticals, and spent significant time in the financial arena including as plant controller for Proctor-Silex. Mr. Cox received a B.S. in Accounting from Villanova University.

Lawrence A. Weinstein, age 55, was appointed our Vice President, Medical Device Development, in May 2014. He brings over 30 years of respiratory medical device experience with significant direct experience working with capillary-based technologies, new product development, as well as operational and quality assurance activities. Mr. Weinstein was also involved in the successful launch of several respiratory products. Prior to joining us, Mr. Weinstein served as President and Chief Operating Officer for ALR Technologies (July 2010 – May 2014), President of Hydrate, Inc. and Senior Vice President of Operations for PRE Holding (2007 – June 2010), and Vice President of Product Technology at PARI (2003 2007). Previously, Mr. Weinstein served as Director of Technology for DHD Healthcare as well as several roles of increasing responsibility with Cordis Corporation. Mr. Weinstein is a named inventor on over 20 U.S. patents. He is the author or co-author of over 20 published articles, abstracts and posters in aerosol drug delivery and respiratory humidification. Mr. Weinstein received his M.B.A. and a M.S. degree in Industrial Engineering from the University of Miami.

Ronald L. Dundore, Ph.D., age 63, has served as our Executive Director of Regulatory Affairs and Quality since July 2016, having previously served as Executive Director of Regulatory Affairs since joining us in November 2015. He has over 25 years of pharmaceutical industry experience in all phases of drug development from preclinical research and development through post-approval activities. Prior to joining us, Dr. Dundore held various positions in industry and government; Principal Consultant at PAREXEL International (June 2013-November 2015), Vice President of US Regulatory Affairs at Pharmaxis (May 2012-June 2013), Vice President of Regulatory and Quality Affairs at InfaCare Pharmaceutical Corp. (September 2006-May 2012), Director of Regulatory Affairs at AstraZeneca, Associate Director of Regulatory Affairs at Rhone-Poulenc Rorer/Aventis, Senior Regulatory Specialist at Zeneca, Pharmacology and Toxicology Reviewer at FDA, and Principal Research Investigator at Sterling-Winthrop Pharmaceuticals. Dr. Dundore received a B.S. in Biology and a Ph.D. in Pharmacology from The Pennsylvania State University and was a Research Fellow in the Departments of Internal Medicine and Pharmacology, University of Iowa College of Medicine.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers (including a person performing a principal policy-making function) and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. The Board has determined that Messrs. Fraser and Tattory, Dr. Simonson and Ms. Templeton are subject to Section 16 of the Exchange Act. Reporting Persons are required by SEC regulations to furnish us with copies of all filings they make under Section 16(a) and we are required to identify those Reporting Persons who failed to make such filings timely. Based solely on a review of the copies of any such filings made available to us and written representations from our officers and directors, we believe that, except as set forth below, all Reporting Persons complied with the filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2017:

As of November 21, 2017, each of Lee’s Pharmaceutical Holdings Ltd. (“Lee’s”) and its wholly-owned subsidiary, LPH Investments Limited (“LPH”), beneficially owned more than ten percent of our common stock and filed their respective Forms 3 approximately 8 days late.

Procedures for Recommending Nominees to our Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we described those procedures in our proxy statement for our 2017 Annual Meeting of Stockholders, which we filed with the SEC on May 18, 2017.

Audit Committee

The Audit Committee is a standing committee of our Board and currently consists of Bruce A. Peacock, Joseph M. Mahady and Marvin E. Rosenthale, Ph.D. The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to our accounting, reporting and financial practices, and our compliance with the all related legal and regulatory requirements, including oversight of:

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

In addition, the Audit Committee is responsible for, among other things, the appointment, compensation and oversight of the work of any registered public accounting firm engaged (including resolution of disagreements between management and the auditor regarding financial reporting), reviewing the range and cost of audit and non-audit services performed by our independent accountants, reviewing the adequacy of our systems of internal control, and reviewing all related party transactions. In discharging its role, the Audit Committee is empowered to investigate any matter brought to its attention and has full access to all our books, records, facilities and personnel. The Audit Committee also has the power to retain such legal, accounting and other advisors as it deems necessary to carry out its duties.

The Board has adopted a written Audit Committee Charter. The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in its Charter, are intended to be in accordance with certain listing requirements of The Nasdaq Capital Market (“Nasdaq”) and the rules of the SEC for corporate audit committees. All members of our Audit Committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules and the financial sophistication requirements of the SEC rules. The Board has determined that Bruce A. Peacock is an “audit committee financial expert” as defined under SEC rules. See, Mr. Peacock’s biographical information in “Directors of the Company,” above.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Named Executive Officers

The following table summarizes, for the years 2017 and 2016, the compensation of (1) each individual who served as our principal executive officer at any time during 2017 and (2) the two most highly-compensated executive officers (other than the principal executive officer) who were serving as executive officers on December 31, 2017 ranked by their total compensation for the fiscal year ended December 31, 2017, to whom we collectively refer herein as our “Named Executive Officers.”

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Non-Equity Incentive Plan Compensation” and “Nonqualified Deferred Compensation Earnings.”

						All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)(2)	($)(3)	($)(4)	($)

Craig Fraser
President and	2017	$425,375	$-	$121,396	$90,720	$3,164	$640,655
Chief Executive Officer	2016	381,017	-	-	376,564	6,237	763,818

Steven G. Simonson, M.D.
Senior Vice President and	2017	337,563	-	57,778	49,896	3,375	448,612
Chief Medical Officer	2016	329,167	-	-	87,567	12,000	428,734

John A. Tattory
Senior Vice President and	2017	313,646	-	54,251	49,896	3,150	420,943
Chief Financial Officer	2016	288,150	-	-	67,559	8,100	363,809

(1)

To facilitate the closing of a Securities Purchase Agreement dated as of October 27, 2017 between ourselves and LPH (SPA), effective on the closing date, each of the Named Executive Officers agreed to amend their respective Employment Agreements with us (“Amendments”) and waive the guaranteed annual bonuses (as defined in each executive's employment agreement) that otherwise would have been payable to such executive during the 24-month period following the date of the change of control to LPH.  Absent such waiver, each of Messrs. Fraser and Tattory and Dr. Simonson would have been entitled to an annual bonus amount in 2017 equal to $213,725, $95,512 and $101,722.50, respectively.  See, “– Executive Employment Agreements,” and “– Change of Control.” No bonuses were paid to the Named Executive Officers in 2016.

(2)

Represents the ratable amount expensed for the year under Accounting Standards Codification (ASC) Topic 718 "Stock Compensation" (“ASC Topic 718”) for grants of restricted stock units made pursuant to the SPA in November 2017 (“2017 Restricted Stock Units”) to Messrs. Fraser and Tattory and Dr. Simonson, and is not an amount paid to, or realized by, the Named Executive Officer. The assumptions that we utilized are described in Note 10, Stock Options and Stock-based Employee Compensation, to our consolidated financial statements for the year ended December 31, 2017.  The 2017 Restricted Stock Units initially vested in two equal tranches on March 15, 2018 and March 15, 2019. On March 13, 2018, each Named Executive Officer agreed to amend such executive’s 2017 Restricted Stock Unit agreement (“RSU Amendment”) to (i) change the initial vesting date from March 15, 2018 to August 1, 2018 and, (ii) effective March 15, 2018, cause the initial tranche of the 2017 Restricted Stock Units to become non-forfeitable in the event of termination of employment of the executive for other than cause (as defined in such executive’s employment agreement). Except as provided in the RSU Amendment, prior to vesting, the 2017 Restricted Stock Units are non-transferable and subject to cancellation upon termination of a grantee’s employment. The ASC Topic 718 value as of the grant date for the 2007 Restricted Stock is spread over the number of months of service required for the grant to become non-forfeitable.

(3)

Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718. The assumptions that we utilized are described in Note 10, Stock Options and Stock-based Employee Compensation, to our consolidated financial statements for the year ended December 31, 2017. The amounts reported in this column have not been paid to, nor realized by, the Named Executive Officer. The Compensation Committee approved grants to Mr. Fraser, Dr. Simonson and Mr. Tattory on March 1, 2017 for 5,000, 2,750 and 2,750 shares, respectively, each with an exercise price of $24.60. In connection with his hiring on February 1, 2016, Mr. Fraser was awarded an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4) in the form of an option to purchase 10,243 shares of our common stock, representing 2.5% of our outstanding shares, at an exercise price of $46.60 per share, which was the closing price on February 2, 2016 and the price next determined after approval of the grant. The Compensation Committee approved grants to Dr. Simonson and Mr. Tattory on February 2, 2016 for 1,786 and 1,161 shares, respectively, each with an exercise price of $46.60. The Compensation Committee approved grants to Mr. Fraser, Dr. Simonson and Mr. Tattory on July 28, 2016 for 2,000, 1,250 and 1,250 shares, respectively, each with an exercise price of $35.40.  All options vest in three equal annual installments beginning with the first-year anniversary of the date of grant. All options have a term of 10 years.

(4)

The reported amount reflects any Company match under our 401(k) Plan. During 2017 and 2016, as applicable, the aggregate perquisites and other personal benefits afforded to each Named Executive Officer was less than $10,000, calculated as the incremental cost of providing such benefits to each Named Executive Officer, in accordance with SEC disclosure rules. This amount does not include the cost of medical and health benefits, as such benefits are available to all of our employees. We suspended our company match following the second quarter of 2017 while we assessed the impact of the transfer of our common stock to the OTCQB® market. See also, "– Retirement Benefits," and "– Executive Employment Agreements."

Outstanding Equity Awards at Fiscal Year-End 2017

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on December 31, 2017. To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Option Awards – Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options,” “Units of Stock That Have Not Vested,” and “– Market Value of Shares or Units of Stock That Have Not Vested.”

	Option Awards						Stock Awards Equity Incentive Plan Awards
Named Executive	No. of Securities Underlying Unexercised Options		No. of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Unearned Shares, Units or Other Rights That		Market or Payout Value of Unearned Shares, Units or Other Rights That
Officer	-Exercisable		-Unexercisable		Price ($)	Date	Have Not Vested		Have Not Vested

Craig Fraser	3,414	(1)	6,829	(1)	$46.60	02/02/26	98,810	(6)	$427,450
	667	(2)	1,333	(2)	35.40	07/28/26
			5,000	(3)	24.60	03/01/27

Steven G. Simonson,	429				476.00	05/19/24	47,028	(6)	$203,444
M.D.	655	(4)	327	(4)	327.60	03/27/25
	595	(5)	1,190	(5)	46.60	02/02/26
	417	(2)	833	(2)	35.40	07/28/26
			2,750	(3)	24.60	03/01/27

John A. Tattory	18				7,560.00	01/28/18	44,157	(6)	$191,024
	12				8,106.00	09/16/18
	5				5,082.00	12/12/18
	268				512.40	10/07/21
	143				758.80	05/04/22
	286				660.80	03/26/23
	321				722.40	03/06/24
	357	(4)	179	(4)	327.60	03/27/25
	387	(5)	774	(5)	46.60	02/02/26
	417	(2)	833	(2)	35.40	07/28/26
			2,750	(3)	24.60	03/01/27

(1)

In connection with the hiring of Mr. Fraser on February 1, 2016, Mr. Fraser was awarded an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4) in the form of an option to purchase 10,243 shares of our common stock, representing 2.5% of our outstanding shares.  These options vest in equal installments on the first three anniversaries of the February 1, 2016 grant date, assuming that Mr. Fraser continues to be employed with us through each vesting date.  These options expire on the tenth anniversary of the grant date.

(2)

These options vest and become exercisable in equal installments on the first three anniversaries of the July 28, 2016 grant date, assuming that the officer continues to be employed with us through each vesting date.  These options expire on the tenth anniversary of the grant date.

(3)

These options vest and become exercisable in equal installments on the first three anniversaries of the March 1, 2017 grant date, assuming that the officer continues to be employed with us through each vesting date.  These options expire on the tenth anniversary of the grant date.

(4)

These options vest and become exercisable in equal installments on the first three anniversaries of the March 27, 2015 grant date, assuming that the officer continues to be employed with us through each vesting date.  These options expire on the tenth anniversary of the grant date.

(5)

These options vest and become exercisable in equal installments on the first three anniversaries of the February 2, 2016 grant date, assuming that the officer continues to be employed with us through each vesting date. These options expire on the tenth anniversary of the grant date.

(6)

The 2017 Restricted Stock Units initially vested in two equal tranches on March 15, 2018 and March 15, 2019. On March 13, 2018, each Named Executive Officer agreed to the RSU Amendment to (i) change the initial vesting date from March 15, 2018 to August 1, 2018 and, (ii) effective March 15, 2018, cause the initial tranche of the 2017 Restricted Stock Units to become non-forfeitable in the event of termination of employment of the executive for other than cause (as defined in such executive’s employment agreement)

Retirement Benefits

During 2017, none of our Named Executive Officers participated in any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, other than our 401(k) savings plan (“401(k) Plan”). Under the 401(k) Plan, eligible employees (as defined in the 401(k) Plan) may elect to make pre-tax deferrals or Roth deferrals up to the maximum amount allowed by law (which was limited for this purpose in 2017 to $18,000). The 401(k) Plan also permits (i) rollover contributions and (ii) catch up contributions by employees age 50 and over (which was limited for this purpose in 2017 to $6,000). Under the 401(k), we historically have made employer matching contributions on a quarterly basis by matching employee regular and catch-up contributions with shares of our common stock determined by reference to the lower of (i) the average closing price of shares of our common stock on all trading days in the applicable quarter, or (ii) the closing price of our common stock on the last trading day of the quarter. However, based on management’s recommendation following a review of our common stock share price and average daily trading volume, the Compensation Committee determined to cease the share match in the second half of 2017 and authorized a company match in cash, subject to there being sufficient cash resources as determined in the sole discretion of the Compensation Committee at any time, in an amount equal to 50% of each eligible dollar participants contribute to the Plan based on contributions of up to 6% of the participant’s base salary. We plan to commence this practice during the 2018 Plan year when, and if, such cash resources become available.

Participant contributions are fully vested when made. Employer contributions generally vest in full over the first three years of service (as defined in the 401(k) Plan), with 34% vesting upon the anniversary of the first year of service, 33% vesting upon the anniversary of the second year of service, and 33% vesting upon the anniversary of the third year of service. A participant may not dispose of any shares of our common stock representing the employer contribution until all shares are fully vested at the end of the third year of service. The 401(k) Plan does not permit the acquisition or holding of employer securities, other than the shares of our common stock credited to participant accounts to satisfy the employer match. The 401(k) Plan contains standard provisions covering breaks in service, payment of expenses out of plan assets, hardship distributions, and distributions upon termination of employment, including retirement.

The 401(k) Plan is intended to be a qualified plan under the rules and regulations of the Internal Revenue Service. We act as Plan Administrator; the trustee and custodian of plan assets is The Charles Schwab Trust Company and the third-party administrator is Sentinel Benefits & Financial Group. As Plan Administrator, and with the assistance of Sentinel Benefits & Financial Group, we periodically assess the list of funds that will be made available to participants, who then direct the investment of their participant account balances among those funds. In addition, participants may elect to place their entire plan assets (other than shares of our common stock from the employer match that are not vested) in a self-directed brokerage account with Charles Schwab & Co., Inc.

Executive Employment Agreements

On March 26, 2013, the Compensation Committee approved a form of executive employment agreement (the “Executive Agreements”) for senior executive officers, including Mr. Tattory and Dr. Simonson. The following describes the key terms of the Executive Agreements Messrs. Fraser and Tattory and Dr. Simonson as presently in effect.

●

The effective date of the Executive Agreements was February 1, 2016 for Mr. Fraser, April 1, 2014 for Mr. Tattory and December 19, 2014 for Dr. Simonson.  Mr. Fraser’s agreement was based on the then-current form of Executive Agreement, with certain changes and updates that thereafter have been incorporated into the other Executive Agreements by amendment effective March 13, 2018, including: the agreements remain in effect until terminated (the agreements for other than Mr. Fraser previously had a stated term that automatically renewed unless either party provided advance notice of non-renewal); termination for Good Reason (as defined the Executive Agreements and discussed below) must be asserted by the executive within 30 days after the executive has actual knowledge of the act or omission constituting Good Reason and provides us a 30-day cure period (the agreements previously required notice within a year after the event); the agreements are governed by Pennsylvania law, with arbitration to be held in the Philadelphia PA (the agreements previously were governed by New York law with arbitration in New York City); and the agreements provide for certain adjusts to payments to assure compliance with IRC Section 409a.  In addition, the period of non-solicitation post-employment was reduced to 12-months (the agreements previously provided for 18 months). In addition, Mr. Fraser’s agreement was amended in March 2018 to correct an apparent scrivener’s error and conform the period of extended benefits in the event of a change of control with the other agreements (18 months).

●

All Executive Agreements include a 12-month post-employment noncompetition agreement and non-solicitation agreement, and provide for confidentiality and the assignment to us of all intellectual property. Effective March 1, 2017, the base salaries of Messrs. Fraser and Tattory and Dr. Simonson were increased to $427,450, $318,375 and $339,075, respectively. Effective April 1, 2018 the base salaries of Mr. Fraser, Mr. Tattory and Dr. Simonson were increased to $440,274, $327,926 and $349,247 respectively. Each executive has a target annual bonus (“Annual Bonus Amount”), which is awarded at the discretion of the Compensation Committee and expressed as a percent of base salary. Mr. Fraser’s Annual Bonus Amount is 50% of his base salary and Mr. Tattory’s and Dr. Simonson’s is 30% of their respective base salaries.

●

Under the Executive Agreements, upon termination by us without Cause or by the executive for Good Reason (in each case as defined therein), in addition to any amounts or benefits that are due under any of our vested plans or other policy, and on the condition that the executive enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, each executive will be entitled to: (i) a pro rata bonus equal to a percentage of the executive’s Annual Bonus Amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days the executive was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination; (ii) a severance amount equal to the sum of the executive’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the Annual Bonus Amount, payable in equal installments from the date of termination to the date that is 12 months after the date of termination (the “Severance Period”); and (iii) all vested stock options, restricted stock grants and other similar equity awards held by the executive (“Executive Equity Awards”) shall continue to be exercisable during the Severance Period. In addition, during the Severance Period, if the executive elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), we will continue to pay our costs of the executive’s and his or her dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees. If COBRA coverage is unavailable, we will reimburse the executive an amount which, after taxes, is sufficient to purchase medical and dental coverage substantially equivalent to that which the executive and his dependents were receiving immediately prior to the date of termination and that is available to comparable active employees, reduced by the amount that would be paid by comparable active employees for such coverage under our plans, and provided further, that our obligation to provide benefits will cease or be reduced to the extent that a subsequent employer provides substantially similar coverage. All of our obligations to an executive shall cease if at any time during the Severance Period the executive engages in a material breach of the Executive Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach.

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

●

Upon a Change of Control, for a period of 24 months after the date of the Change of Control (the “Effective Period”), and provided that the executive is employed on the last day of a fiscal year ending in that period, the executive will be entitled to an annual bonus at least equal to such executive’s Annual Bonus Amount, payable no later than March 15 in the next succeeding fiscal year. See also, “– 2017 Change of Control.”

2017 Change of Control

Effective October 27, 2017, we entered the SPA with LPH, which at the time was a wholly-owned subsidiary of Lee’s. LPH invested $10 million in our Company and acquired 2,311,604 shares of our common stock, which represented 73% of our issued and outstanding shares of common stock and constituted a Change of Control under the Executive Agreements. The SPA also amended the Executive Agreements of each of our Named Executive Officers. Under the SPA, Messrs. Fraser and Tattory and Dr. Simonson agreed, solely with respect to the Change of Control occurring under the SPA, to waive the minimum annual bonuses that otherwise would be payable during the Effective Period in an amount equal to the executive’s Annual Bonus Amount. Also under the SPA, each executive received the 2017 Restricted Stock Units under our 2011 Long-Term Incentive Plan (the “2011 Plan”), having a value when issued equal to the combined total value of such executive’s 2017 and 2018 Annual Bonus Amounts and initially vesting in two equal installments on March 15, 2018 and March 15, 2019. On March 13, 2018, each executive to amend such executive’s 2017 Restricted Stock Units to (i) change the initial vesting date from March 15, 2018 to August 1, 2018 and, (ii) effective March 15, 2018, cause the initial tranche of the 2017 Restricted Stock Units to become non-forfeitable in the event of termination of employment of the executive for other than cause (as defined in such executive’s employment agreement).

Director Compensation

Each of our non-employee directors receives cash compensation for his services. Directors who are also employees are not compensated separately for serving on the Board or any of its committees. On June 9, 2015, the Compensation Committee and Board approved cash compensation for non-employee directors as follows: (i) $8,750 per quarter for all directors other than the Chairman of the Board, and $15,000 per quarter for the Chairman of the Board; (ii) $3,750 per quarter for the director who served as Chairman of the Audit Committee; (iii) $2,500 per quarter for the director who served as Chairman of the Compensation Committee; (iv) $1,875 per quarter for the director who served as Chairman of the Nomination and Governance Committee; (v) $1,750 per quarter for each director who served as a non-Chairman member of the Audit Committee; (vi) $1,250 per quarter for each director who served as a non-Chairman member of the Compensation Committee; and (vii) $1,000 per quarter for each director who served as a non-Chairman member of the Nomination and Governance Committee. In addition, to better align the interests of our Board with our stockholders, the Compensation Committee considers and recommends to the Board long-term equity compensation. On August 4, 2016, in addition to approving retainers for the following year in the amounts authorized under the June 9, 2015 resolutions, the Compensation Committee approved an award to each non-employee director of options to purchase our common stock and restricted stock units as set forth in the table below. These awards, which were issued pursuant to our 2011 Plan, were approved after due consideration of the practices of other similarly situated biotechnology companies in providing equity compensation to their non-employee directors. The foregoing annual compensation amounts and equity awards will remain in effect until superseded. The Compensation Committee plans to conduct a review of peer company director compensation practices periodically, including before considering changes to our director compensation policy and amounts in the future.

The following chart summarizes the cash and non-cash compensation earned or paid to our non-employee directors during the year ended December 31, 2017. To improve readability, the following columns have been removed from the table, as there is no reportable information with respect to these items: “Non-Equity Incentive Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

	Fees Earned
	or Paid in	Stock	Option
Name	Cash *	Awards (1)	Awards (2)	Total

John R. Leone	$69,000	$-	$-	$69,000
Joseph M. Mahady	52,000	-	-	52,000
Bruce A. Peacock	59,000	-	-	59,000
Marvin E. Rosenthal, Ph.D.	49,500	-	-	49,500

(1)	No stock awards were granted to directors in 2017.

(2)	No stock options were awarded to directors in 2017.

*

Due to cash resource constraints, we suspended payments of director fees in mid-2017. We plan to pay the accrued but unpaid director fees when cash resources become available. The amounts related to 2017 that are currently payable to our directors are: Mr. Leone – $34,500, Mr. Mahady – $26,000, Mr. Peacock – $29,500, and Dr. Rosenthale – $24,750.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2017 the number of shares of our common stock issuable upon exercise of outstanding options. Except as described in footnote 3 to the table, there are no equity incentive plans not approved by security holders (other than our 401(k) Plan under which we have matched in shares of our common stock), that line of the table has been omitted.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders

2011 Long-Term Incentive Plan	263,215	$44.85	1,622,900

2007 Long-Term Incentive Plan (1)	343	$6,466.84	-

Equity compensation plans not approved by security holders

Inducement Grant (2)	10,243	$46.60	-

Total	273,801	$53.20	1,622,900

(1)

The 2007 Plan terminated on the effective date of the 2011 Plan. All shares that were available under the 2007 Plan, including any that are expired forfeited or otherwise returnable to the 2007 Plan are transferred to and become available for grant under the 2011 Plan. All awards granted under the 2007 Plan continue to be governed by the terms of the 2007 Plan and the award agreements.

(2)

In connection with the hiring of Mr. Fraser on February 1, 2016, Mr. Fraser was awarded an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4) in the form of an option to purchase 10,243 shares of our common stock, representing 2.5% of our outstanding shares.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock (i) unless otherwise noted, as of April 6, 2018, by each current director and each executive officer set forth in the table below (each a “Named Executive Officer”) as of that date, (ii) as of April 6, 2018, by all directors and executive officers as a group, and (iii) as of the date noted in each related footnote, by the entities known by us to be the beneficial owners of more than five percent of the outstanding shares of our common stock.

				Percentage of Class
Name and Address	Common	Common Stock	Total Beneficial	Beneficially
of Beneficial Owner (1)	Stock	Equivalents (2)	Ownership	Owned (1)
Non-Executive Directors
John R. Leone	563	2,496	3,059	*
Joseph M. Mahady	311	2,718	3,028	*
Bruce A. Peacock	311	2,835	3,145	*
Marvin E. Rosenthale, Ph.D. (3)	394	1,146	1,540	*

Named Executive Officers
Craig Fraser	99,626	9,862	109,488	2.90%
Steven G. Simonson, M.D.	47,965	4,294	52,260	1.38%
John A. Tattory	44,924	3,707	48,632	1.29%

Executive Officers and Directors as a group (8 persons)	195,185	29,696	224,881	5.92%

5% Security Holders
Name and Address

Lee's Pharmaceutical Holdings Ltd. (4)	2,853,271	133,800	2,987,071	75.70%
Unit 110-111, Bio-Informatics Centre
No. 2 Science Park Avenue, Hong Kong Science Park
Shatin, Hong Kong

*	Less than 1%.

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act") and includes voting and investment power with respect to shares of common stock. Shares of common stock, and shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after April 6, 2018 held by each person or group named above are deemed outstanding for computing the percentage ownership of the person or group holding any options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or group. As of April 6, 2018, there were 3,769,088 shares of common stock issued and outstanding. The address of each individual person is c/o Windtree Therapeutics, Inc., 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622.

(2)

Except where noted, Common Stock Equivalents include shares of common stock subject to options, warrants or convertible preferred shares currently exercisable or exercisable within 60 days after April 6, 2018 held by each person or group named above.

(3)	Total beneficial ownership shown in the table includes 29 shares held by his spouse as to which Dr. Rosenthale disclaims beneficial ownership.

(4)	This information is based on Schedule 13D/A (Amendment No. 1) and a Form 4 filed with the SEC by Lee’s on April 6, 2018, a Form 3 filed with the SEC by LPH II Investments Limited (“LPH II”), a wholly-owned subsidiary of Lee’s, on April 13, 2018, and a Schedule 13D filed with the SEC by LPH II on April 16, 2018, including with respect to the following: 2,311,604 shares of common stock held by LPH, which initially was a wholly-owned subsidiary of Lee’s. Following a transaction in which a passive investor acquired from Lee’s a 26% interest in LPH, Lee’s holds a 74% interest in LPH and LPH holds shared voting power with respect to 2,311,604 shares of common stock, all of which may be attributed to Lee’s; 541,667 shares of common stock and Series C warrants to purchase 135,417 shares of common stock acquired by LPH II in a unit offering effective March 30, 2018. The exercise of the Series C warrants is initially restricted (which restriction may be adjusted or eliminated on 61 days’ notice to us) to the extent that, upon exercise, the number of shares then beneficially owned by the holder and its affiliates and any other person or entities with which such holder would constitute a group under §13(d) of the Exchange Act would exceed 9.99% of the total number of shares then outstanding (the "Ownership Cap"). Accordingly, LPH II is currently unable to exercise the Series C warrants as the Ownership Cap would be exceeded; and 133,800 Common Stock Equivalents acquired directly by Lee’s in a February 2017 unit offering that consists of 1,338 Convertible Preferred Shares (“Preferred Shares”), which are convertible into 66,900 shares of our common stock, and Series B warrants to purchase 66,900 shares of our common stock. The forms of both the Convertible Shares and the Series B warrants are subject to a non-waivable Ownership Cap of not more than 9.99%. Accordingly, Lee’s is currently unable to convert the Preferred Shares or exercise the warrants as the Ownership Cap would be exceeded.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions between the Company and Related Parties

Except as noted below, there were no reportable transactions between us and any person that is a related party to us since the beginning of our fiscal year ended December 31, 2016 through December 31, 2017. Any proposed transaction between us and any related party that involves an amount in excess of approximately $65,000 (representing one percent of the average of our total assets at year end for the last two completed fiscal years) must be submitted to, and reviewed and approved by, the Audit Committee of the Board. The Audit Committee will make its determination based on the particular circumstances of the proposed transaction, including whether the proposed transaction is in our best interest and does not involve an expense in excess of that which would likely be incurred in an arms’ length transaction. In reviewing such transactions, the Audit Committee refers to our written corporate policies related to conflicts of interest and related party transactions.

Effective October 27, 2017, we entered the SPA with LPH, which at the time was a wholly-owned subsidiary of Lee’s. Under the SPA, LPH invested $10 million in our Company and acquired a controlling interest in our common stock. As such, each of LPH, Lee’s and Lee’s affiliates became related parties to us. This investment was concluded at a price of $4.326 per share, which represented a 15% premium over the average of the daily volume-weighted average price per share (VWAP) over the 10-day trading period ending on and including the date of the SPA. This investment included cancellation of $3.9 million loans received from Lee’s Pharmaceutical (HK), Ltd. (Lee’s (HK)), a wholly-owned subsidiary of Lee’s, under a Loan Agreement, effective August 14, 2017. Lee’s (HK) is our licensee under a license, development and commercialization agreement for our KL4 surfactant products in China, Hong Kong and other select Asian markets. Under the SPA, we granted LPH certain rights, including a preemptive right to purchase in future offerings of equity securities up to that number of shares of our equity securities needed to maintain LPH's percentage of beneficial ownership of our outstanding voting stock immediately prior to each such offering, subject to certain limitations and exclusions.

In addition, in January and March 2018, we entered into loan agreements with LPH for advances of $1.5 million and $1 million, respectively, to support our development activities and operations while we work to complete an equity offering. The loans bear interest on the outstanding principal balance at a rate of per annum equal to 6%. To secure our obligations under these loans, we granted Lee’s a security interest in substantially all of our assets. The unpaid principal balance of the loans, together with accrued interest thereon, shall be due and payable on the earlier of (i) unless otherwise agreed, the closing date of a Funding Event (as defined in each loan agreement), and (ii) December 31, 2018. We contemplate that under the terms of the Funding Event, the outstanding principal balance of the loans will be applied in full satisfaction of a like amount of cash consideration payable by LPH II to us at the closing of such Funding Event, and the loans shall thereby be discharged in full.

In April 2018, we completed a private placement with LPH II Investments Limited, an affiliate of Lee’s, for the purchase of $2.6 million of our common stock and warrants at a purchase price per share of $4.80. The warrants are exercisable after 6 months and through the seventh anniversary of the issue date at an exercise price of $5.52 per share.

Our Board reviewed each of our transactions with Lee’s and assessed the proposed terms, valuation and conditions in the context of our situation and need for additional capital and unanimously determined that the transactions have been in the best interests of our company and its stockholders. With the support of Lee’s and its affiliates, we are currently engaged in active diligence and discussions with a third-party for a potential strategic transaction. There can be no assurance, however, that we will be able to reach agreement on terms and within the time frame acceptable to both parties. Moreover, even if we reach agreement and complete a transaction, there can be no assurance that we will have sufficient resources to fund the continued development of AEROSURF or any other product candidates, that our development efforts would be successful, or that we would ever complete such development and obtain regulatory approvals needed to commercialize our product candidates in the world’s markets.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, during the years ended December 31, 2017 and 2016:

Fee Category	Fiscal 2017	% of Total	Fiscal 2016	% of Total
Audit fees	$375,000	71%	$350,000	77%
Audit-related fees	123,000	23%	75,000	16%
Tax fees	30,000	6%	30,000	7%
Total fees	$528,000	100%	$455,000	100%

Audit fees are fees for the audit of our annual consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-related fees are fees for services related to registration statements and other offering memoranda and accounting consultation.

Tax fees consist of tax compliance/preparation and other tax services. No portion of these tax fees is related to financial information or operational system design or implementation services.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The consolidated financial statements required to be filed in this Amendment No. 1 to the Form 10-K are included in Part II, Item 8 of the Form 10-K.

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

WINDTREE THERAPEUTICS, INC.

Date: April 30, 2018	By: /s/ Craig Fraser
Craig Fraser President and Chief Executive Officer

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Windtree Therapeutics, Inc. (Windtree) filed on February 15, 2018	Previously filed

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Windtree, dated February 15, 2017	Incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017

3.3	Amended and Restated By-Laws of Windtree, as amended effective April 19, 2016	Incorporated by reference to Exhibit 3.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016

4.1	Form of Warrant to Purchase Common Stock dated October 10, 2014, by and between Windtree and Battelle Memorial Institute	Incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014

4.2	Form of Series A Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015

4.3	Form of Series B Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015

4.4	Form of Series A-1 Warrant dated February 13, 2017	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017

4.5	Form of Series C Warrant dated April 4, 2018	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018

10.1+	Sublicense Agreement, dated as of October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Windtree’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375)

10.2+	Amended and Restated License Agreement by and between Windtree and Philip Morris USA Inc., d/b/a/ Chrysalis Technologies, dated March 28, 2008	Incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008

10.3+	License Agreement by and between Windtree and Philip Morris Products S.A., dated March 28, 2008	Incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008

10.4+	Amended and Restated Sublicense and Collaboration Agreement made as of December 3, 2004, between Windtree and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005

10.5+	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Windtree and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005

10.6+	License, Development and Commercialization Agreement dated as of June 12, 2017, by and between Windtree and Lee’s Pharmaceutical (HK) Ltd.	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 21, 2017

10.7+	Amendment No. 1 dated as of August 14, 2017 to the License Development and Commercialization Agreement by and between the Company and Lee’s Pharmaceutical (HK) Ltd. dated as of June 12, 2017	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 14, 2017

10.8*	Windtree’s 2007 Long-Term Incentive Plan	Incorporated by reference to Exhibit 1.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 28, 2007

10.9*	Form of 2007 Long-Term Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 9, 2007

10.10*	Windtree’s 2011 Long-Term Incentive Plan, as amended	Previously filed

10.11*	Form of Employee Option Agreement under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012

10.12*	Form of Non-Employee Director Option Agreement under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012

10.13*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.11 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015

10.14*	Form of Restricted Stock Unit Award Agreement for Employees under Windtree’s 2011 Long-Term Incentive Plan	Previously filed

10.15*	Employment Agreement dated as of February 1, 2016, by and between Windtree and Craig Fraser	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.16*	Inducement Stock Option Award Agreement dated February 1, 2016, between Windtree and Craig Fraser under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.17*	Amendment dated as of March 13, 2018, to Employment Agreement dated as of February 1, 2016, by and between Windtree and Craig Fraser	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018

10.18*	Employment Agreement dated as of December 19, 2014, by and between Windtree and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015

10.19*	Amendment dated December 29, 2014 to Employment Agreement dated as of December 19, 2014, effective as of April 1, 2015, by and between Windtree and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015

10.20*	Amendment dated as of March 13, 2018, to Employment Agreement dated as of December 19, 2014 by and between Windtree and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018

10.21*	Employment Agreement dated as of March 21, 2014, by and between Windtree and John A. Tattory	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 12, 2014

10.22*	Amendment dated December 29, 2014 to Employment Agreement dated as of March 21, 2014, effective as of April 1, 2015, by and between Windtree and John A. Tattory	Incorporated by reference to Exhibit 10.19 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015

10.23*	Amendment dated March 13, 2018, to Employment Agreement dated as of March 21, 2014 by and between John A. Tattory	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018

10.24*	Form of Indemnification Agreement between Windtree and its named executive officers and directors.	Incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.25	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, by and between TR Stone Manor Corp. and Windtree	Incorporated by reference to Exhibits 10.1 and 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007

10.26	Second Amendment to Lease Agreement, dated January 3, 2013 by and between TR Stone Manor Corp. and Windtree	Incorporated by reference to Exhibits 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013

10.27	Fourth Amendment to Lease Agreement, dated April 29, 2016, by and between PH Stone Manor LP and Windtree	Incorporated by reference to Exhibits 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 31, 2016

10.28	Fifth Amendment to Lease Agreement, dated February 23, 2018, by and between PH Stone Manor LP and Windtree	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 1, 2018

10.29+	Master Services Agreement dated October 24, 2013 between Windtree and DSM Pharmaceuticals, Inc. (now known as Patheon Manufacturing Services LLC)	Incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2013

10.30+	Supply Agreement dated as of December 22, 2010 between by and between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010

10.31+	Collaboration Agreement made as of October 10, 2014, by and between Windtree and Battelle Memorial Institute	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014

10.32	Second Amendment dated March 31, 2016 to Collaboration Agreement dated as of October 14, 2014 between Windtree and Battelle Memorial Institute	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 5, 2016

10.33	Security Purchase Agreement dated as of February 13, 2017 between Windtree and selected investors	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017

10.34	Registration Rights Agreement dated as of February 13, 2017 between Windtree and selected investors	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017

10.35	Exchange and Termination Agreement dated as of October 27, 2017, between Windtree and Deerfield	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017

10.36	Registration Rights Agreement dated as of October 27, 2017, between Windtree and Deerfield	Incorporated by reference to Exhibit 99.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017

10.37	Registration Rights Agreement dated as of October 27, 2017, between Windtree and LPH Investments Limited	Incorporated by reference to Exhibit 99.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017

10.38	Loan Agreement dated as of January 10, 2018, between Windtree and LPH Investments Ltd.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 12, 2018

10.39	Loan Agreement dated as of March 1, 2018, between Windtree and LPH Investments Ltd.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 5, 2018

10.40	Security Agreement dated as of March 1, 2018, between Windtree and LPH Investments Ltd.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 5, 2018

10.41	Securities Purchase Agreement dated as of March 30, 2018, between Windtree and LPH II Investments Limited	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018

10.42	Registration Rights Agreement dated as of March 30, 2018, between Windtree and LPH II Investments Limited	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018

21.1	Subsidiaries of Windtree	Previously filed

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Previously filed

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Previously filed

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished

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

101.INS	Instance Document	Previously filed

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed.

+Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted and filed separately with the Commission.

*A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.