Form 10-Q
period 2018-03-31
WINDTREE THERAPEUTICS INC /DE/
filed 2018-05-21
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 11, 2018, there were outstanding 3,769,088 shares of the registrant’s common stock, par value $0.001 per share.

i

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

i

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its wholly owned, presently inactive subsidiary, Discovery Laboratories, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, future milestones, goals and objectives, and our financial plans and future financial condition, and the time during which our existing cash and other resources may support our continued operation as a going concern. Forward-looking statements also include our expectations about the timing and anticipated outcomes of submitting regulatory filings in the United States and other markets; our research and development programs, including planned development activities, anticipated timing of clinical trials and potential development milestones; manufacturing plans for our KL
4
 surfactant, active pharmaceutical ingredients (APIs) and our proprietary aerosol delivery system (ADS); and our plans regarding potential strategic alliances, collaboration agreements, including licensing opportunities, and other potential strategic transactions (including without limitation, by merger, acquisition or other corporate transaction).

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

Risks Related to Capital Resource Requirements

•

we require significant additional capital to execute our business plan and advance our AEROSURF® development program including our next generation aerosol delivery system (NextGen ADS) development activities and initiation of our planned AEROSURF bridge study.  Moreover, as of May 11, 2018, we  have cash and cash equivalents to support our development activities and operations through May 2018 and, as such, there is substantial doubt about our ability to continue as a going concern;

•

our phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype device. That result has caused us to adjust our AEROSURF development plan to incorporate the AEROSURF bridge study. To secure the additional capital that we require to fund our ADS development activities and the bridge study, we have depended upon the support of our majority stockholder and licensee in the Asia Pacific markets, but there can be no assurance that such support will continue;

•

we seek to identify potential strategic transactions and/or additional equity offerings to enhance our product offerings and support our future development activities and operations; to attract investor interest and gain renewed financial support, we believe that we must timely advance our AEROSURF development program towards our planned milestones, including completion of our planned NextGen ADS verification activities and AEROSURF bridge study, and be in a position to initiate an AEROSURF phase 3 clinical program; failure to demonstrate such progress could impair our ability to raise the additional capital we require;

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

•

if our AEROSURF development program is unduly delayed or should other complications arise, given our limited cash resources, we may be unable to implement the corrective actions that we might like, which potentially could adversely impact our planned development timelines. Under such circumstances, we may find it difficult to raise additional capital when needed to continue our development programs and support our operations;

•

to manage our cash resources and closely monitor cash outflows, we aggressively monitor our payables. During periods of limited cash resources, we work closely with our vendors, suppliers and service providers to assure that investment and spending decisions advance our corporate objectives at any time, which potentially could impair our relationships with important vendors, suppliers and servicers, which could have a material adverse effect on our business, operation and development programs

Risks related to Development Activities

•

our AEROSURF development program activities, including to design, test, confirm and assemble the NextGen ADS; manufacture, test and release lyophilized KL4 surfactant; and initiate, conduct and monitor clinical programs in clinical sites in multiple jurisdictions, could be adversely affected by unforeseen events and requirements or delayed, which potentially could have a material adverse effect on our development programs, business and operations;

•

we are conducting the final phases of design verification for our NextGen ADS, which involves a series of tests to confirm that the device design conforms to expectations and that the device performs as intended; failure to achieve the desired outcomes could have a material, adverse effect on our ability to timely initiate our planned AEROSURF clinical trials;

•

we participate in rigorous regulatory processes to potentially gain approval for any drug, medical device or combination drug/device product candidate; in that regard, FDA or other regulatory authorities may withhold or delay consideration of our applications, may not agree with us on matters raised during the review process, or may require us to conduct significant unanticipated activities to advance our product candidates; FDA or other regulatory authorities may not approve our applications or may limit approval of our products to particular indications or impose unanticipated label limitations;

•

our efforts to gain regulatory approval in a timely manner for our drug and combination drug/device products in the U.S. and in international markets may be adversely affected by unforeseen developments and changed circumstances, including in the national or international political and regulatory environment and may make it more difficult to gain FDA or international regulatory approvals;

Risks Related to Strategic and Other Transactions

•

we may be unable to identify and enter into strategic alliances, collaboration agreements or other strategic transactions that would provide capital to support our AEROSURF development activities, or resources and expertise to support the registration and commercialization of AEROSURF in various markets, and potentially support the development and, if approved, commercialization, of our other potential KL4 surfactant pipeline products; or such strategic alliances, collaboration agreements and other strategic transactions may be delayed, terminated or fail, which could prevent us from advancing our development programs in accordance with our plan;

•

we believe that, even if our AEROSURF development efforts are successful, we also must seek to identify and pursue development of additional product candidates, including other KL4 surfactant product candidates, to potentially leverage our capabilities, maximize our resources, reduce our dependency upon a single product candidate, and attract the significant capital that we will require;

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

•

our drug product must be produced in an aseptic environment and tested using sophisticated and extensive analytical methodologies and quality control release and stability tests, which are conducted by our own analytical laboratory, third-party laboratories, most of which are also single-source providers, and our CMO, and which are expensive and could produce results that do not meet our specifications;

•

we are engaged in a technology transfer of our manufacturing processes for our ADS to a device manufacturer and assembler, which is expected to produce ADSs and disposable components for use in our planned clinical programs. In executing the technology transfer, we may experience problems, delays and setbacks that could affect our timeline for further development and clinical activities;

•

our device manufacturer and assembler, whom we expect to support further ADS development and manufacturing process enhancements, and manufacture and assemble our ADS for our continuing clinical programs and, if approved, commercial activities, may experience problems, delays and materials shortages;

•

our CMOs and suppliers of our APIs may experience problems in manufacturing our drug product, APIs and medical device components from time to time; ultimately, if our products are approved, they may experience problems complying with the final drug and medical device approval specifications;

Other Risks Affecting Our Business

•

in the third quarter of 2017, Lee’s Pharmaceutical Holdings Ltd (Lee’s) acquired a controlling interest in us through a wholly-owned subsidiary, LPH Investments Limited, and as such holds sufficient voting power to approve transactions that may not be in the best interests of other stockholders or recommended by management, or to take control of the Board of Directors by nominating and electing its own directors; in addition, we have entered into a License Agreement with Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)), a subsidiary of Lee’s, granting Lee’s (HK) rights to develop and commercialize our products in a specific Asian territory and Lee’s could use its voting power to benefit Lee’s (HK), which could give rise to potential or apparent conflicts of interest; and

•

other risks and uncertainties detailed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference in this report, other risks and uncertainties detailed in “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on April 17, 2018, and our other 2017 Quarterly Reports and filings with the SEC and any amendments thereto.

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

PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2018	December 31, 2017
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,854	$1,815
Prepaid expenses and other current assets	129	422
Total current assets	1,983	2,237

Property and equipment, net	844	885
Restricted cash	140	225
Total assets	$2,967	$3,347

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,683	$3,048
Collaboration payable	3,673	3,624
Accrued expenses	3,997	4,204
Deferred revenue - current portion	884	884
Loan payable	2,500	-
Total current liabilities	15,737	11,760

Restructured debt liability - contingent milestone payments	15,000	15,000
Deferred revenue - non-current portion	203	407
Other liabilities	93	100
Total liabilities	31,033	27,267

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,701 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2018 and December 31, 2017; 3,227,495 shares issued at March 31, 2018 and December 31, 2017; 3,227,421 shares outstanding at March 31, 2018 and December 31, 2017	3	3
Additional paid-in capital	616,611	616,245
Accumulated defi	(641,626)	(637,114)
Treasury stock (at cost); 74 shares	(3,054)	(3,054)
Total stockholders' equity	(28,066)	(23,920)
Total liabilities & stockholders' equity	$2,967	$3,347

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenues:
Grant revenue	$-	$219
License revenue with affiliate	204	-
Total revenues	204	219

Expenses:
Research and development	3,118	6,413
General and administrative	1,926	1,922
Total operating expense	5,044	8,335
Operating loss	(4,840)	(8,116)

Other income / (expense):
Interest income	4	3
Interest expense	(90)	(611)
Other income	414	-
Other income / (expense), net	328	(608)

Net loss	$(4,512)	$(8,724)

Deemed dividend on Series A preferred stock	-	(3,604)

Net loss attributable to common shareholders	$(4,512)	$(12,328)

Net loss per common share
Basic and diluted	$(1.40)	$(27.40)

Weighted average number of common shares outstanding
Basic and diluted	3,227	450

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,512)	$(8,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(204)
Depreciation and amortization	41	56
Stock-based compensation and 401(k) plan employer match	418	370
Amortization of prepaid interest	-	270
Changes in:
Prepaid expenses and other current assets	293	120
Accounts payable	1,635	1,697
Collaboration payable	49	131
Accrued expenses	(266)	(1,252)
Net cash used in operating activities	(2,546)	(7,332)

Cash flows from investing activities:
Purchase of property and equipment	-	(20)
Net cash used in investing activities	-	(20)

Cash flows from financing activities:
Proceeds from loan payable, net of expenses	2,500	-
Proceeds from Private Placement issuance of securities, net of expenses	-	8,796
Proceeds from ATM Program, net of expenses	-	990
Net cash provided by financing activities	2,500	9,786
Net increase/(decrease) in cash and cash equivalents	(46)	2,434
Cash, cash equivalents and restricted cash - beginning of year	2,040	5,813
Cash, cash equivalents and restricted cash - end of year	$1,994	$8,247

Supplementary disclosure of cash flows information:
Interest paid	-	$259

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology company focused on developing novel KL4 surfactant therapies for respiratory diseases and other potential applications. Surfactants are produced naturally in the lung and are essential for normal respiratory function and survival. Our proprietary technology platform includes a synthetic, peptide-containing surfactant (KL4 surfactant) that is structurally similar to endogenous pulmonary surfactant, and novel drug delivery technologies, including our proprietary aerosol delivery system (ADS), being developed to enable noninvasive administration of aerosolized KL4 surfactant. We are currently working with Battelle Memorial Institute (Battelle) to complete design verification procedures for a next generation (NextGen) ADS potentially for use in our remaining AEROSURF® development activities and, if approved, initial commercial activities. We believe that our proprietary technologies may make it possible to develop a pipeline of surfactant products to address a variety of respiratory diseases for which there are few or no approved therapies.

Our lead development program is AEROSURF (lucinactant for inhalation), an investigational combination drug/device product that we are developing to improve the management of respiratory distress syndrome (RDS) in premature infants who may require surfactant therapy to sustain life. The currently-available surfactants in the United States (U.S.) are administered using invasive endotracheal intubation and mechanical ventilation, each of which may result in serious respiratory conditions and other complications. To avoid these risks, many premature infants are initially treated with noninvasive respiratory support such as nasal continuous positive airway pressure (nCPAP). Because nCPAP does not address the underlying surfactant deficiency, many premature infants respond poorly to nCPAP alone (typically within the first 72 hours of life) and may require delayed surfactant therapy with invasive intubation (an outcome referred to as “nCPAP failure”). If surfactant therapy could be administered noninvasively, neonatologists would be able to provide surfactant therapy to premature infants earlier in their course of treatment and without exposing them to the risks associated with invasive endotracheal intubation and mechanical ventilation.

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

We also believe that our KL4 surfactant technology may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. We have received support, and plan to seek additional support, from the National Institutes of Health (NIH) and other government funding sources to explore the utility of our KL4 surfactant to address a variety of such respiratory conditions as acute lung injury (ALI), including acute radiation exposure to the lung (acute pneumonitis and delayed lung injury), chemical-induced ALI, and influenza-induced ALI; as well as chronic rhinosinusitis, complications of certain major surgeries, mechanical ventilator-induced lung injury (often referred to as VILI), pneumonia, and diseases involving mucociliary clearance disorders, such as chronic obstructive pulmonary disease (COPD) and cystic fibrosis (CF). Although there can be no assurance, we may in the future support development activities to establish a proof-of-concept and, if successful, thereafter determine whether to seek strategic alliances or collaboration arrangements or pursue other financial alternatives to fund further development and, if approved, commercialization of additional KL4 surfactant indications.

Note 2 –	Liquidity Risks and Management’s Plans

As of March 31, 2018, we had cash and cash equivalents of $1.9 million and current liabilities of $15.7 million.

In January 2018 and March 2018, we received interim loans from LPH Investments Limited (LPH), which beneficially owns a majority interest in our common stock, in the amounts of $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we continued our diligence efforts to identify one or more potential strategic or equity transactions. LPH is an affiliate of Lee’s Pharmaceutical Holdings Ltd (Lee’s), a Cayman Islands company based in Hong Kong whose common stock is listed on the Hong Kong Stock Exchange. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets (see, “– Note 8 – Loan Payable”).

In early April 2018, we completed a $2.6 million private placement offering with LPH II Investments Limited (LPH II), a wholly-owned subsidiary of Lee’s, from which we received net proceeds of approximately $2.5 million (see, “– Note 12 – Subsequent Events”). As of May 11, 2018, before any additional financings, including in connection with potential strategic transactions, we believe that we will have sufficient cash resources available to support our development activities and business operations through May 2018.

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

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through one or more of the following: (i) strategic transactions, including potential alliances and collaborations focused on markets outside the U.S., as well as potential combinations (including by merger or acquisition) or other corporate transactions; and (ii) through private placements of our equity securities, although there can be no assurance that we will be able to secure such transactions or complete a private placement on acceptable terms, if at all. We are currently engaged in active diligence and discussions with a third party for a potential strategic transaction. If we are unable to complete the strategic transaction, or if none of the other alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

As of March 31, 2018, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 114.1 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Note 3 –	Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. There have been no changes to our critical accounting policies since December 31, 2017. For a discussion of our accounting policies, see, “– Note 4 – Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q, and, in the Notes to Consolidated Financial Statements in our 2017 Form 10-K, “– Note 4 – Accounting Policies and Recent Accounting Pronouncements.”  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

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

Restructured debt liability – contingent milestone payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (See, "– Note 9 – Restructured debt liability"), we established a $15 million long-term liability for contingent AEROSURF® development milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017 (Exchange and Termination Agreement), between ourselves and affiliates of Deerfield Management Company L.P. (Deerfield). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

Deferred revenue

Deferred revenue represents amounts received prior to satisfying the revenue recognition criteria (see, Revenue recognition) and are recognized as deferred revenue in our balance sheet.  Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Deferred revenue – current portion.  Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Deferred revenue, non-current portion.

Deferred revenue primarily consists of amounts related to an upfront license fee received in July 2017 in connection with the License Agreement with Lee’s.  The revenue will be recognized as our performance obligations under the contract are met (see, Note 11 – Out-Licensing Agreement).

Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, we recognize the cumulative effect of initially adopting ASC Topic 606, if any, as an adjustment to the opening balance of retained earnings.  Additionally, under this method of adoption, we apply the guidance to all incomplete contracts in scope as of the date of initial application. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

In accordance with ASC Topic 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the we determine are within the scope of ASC Topic 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when we determine that it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, we assess the goods or services promised within a contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Research and development

We account for research and development expense by the following categories: (a) product development and manufacturing, (b) clinical medical and regulatory operations, and (c) direct preclinical and clinical development programs. Research and development expense includes personnel, facilities, manufacturing and quality operations, pharmaceutical and device development, research, clinical, regulatory, other preclinical and clinical activities and medical affairs. Research and development costs are charged to operations as incurred in accordance with Accounting Standards Codification (ASC) Topic 730, Research and Development.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. For the three months ended March 31, 2018 and 2017, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 1.0 million and 1.2 million shares, respectively. As of March 31, 2018 and 2017, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

Beneficial Conversion Feature

The issuance of Series A Convertible Preferred Stock (Preferred Shares) in the first quarter of 2017 (see, “– Note 5 – Stockholders’ Equity”) resulted in a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in the money) at inception due to the conversion option having an effective conversion price that is less than the fair value of the underlying stock at the commitment date. We recognized the beneficial conversion feature by allocating the relative fair value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Preferred Shares. As the Preferred Shares are immediately convertible by the holders, the discount allocated to the beneficial conversion feature was immediately accreted and recognized as a $3.6 million one-time, non-cash deemed dividend to the preferred shareholders during the first quarter of 2017.

An additional discount to the Preferred Shares of $4.5 million was created due to the allocation of proceeds to the Warrants which were issued with the Preferred Shares. This discount is amortized proportionately as the Preferred Shares are converted. No Preferred Shares were converted during the three-month periods ended March 31, 2018 and 2017.

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

As of December 31, 2017, we recorded the provisional impact from the 2017 Tax Act in accordance with SAB 118. As of March 31, 2018, we have not adjusted any of our provisional amounts that were recorded as of December 31, 2017. We will finalize our adjustments during 2018.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently amended by several other ASUs related to Topic 606 to, among other things, defer the effective date and clarify various aspects of the new revenue guidance including principal versus agent considerations, identifying performance obligations, and licensing, and include other improvements and practical expedients. We adopted ASU 2014-09, as amended, effective January 1, 2018 using the modified retrospective transition method. In July 2017, we entered into a License Agreement with Lee’s (HK), granting Lee’s (HK) rights to develop and commercialize our products in a specific Asian territory. The consideration we are eligible to receive under this agreement includes an upfront payment, contingent revenues in the form of regulatory and commercial milestones, and sales-based milestone and royalty payments. We evaluated the License Agreement under ASU 2014-09 and determined that there was no material impact to revenues for any of the years presented upon adoption.  Additionally, there were no revisions to any balance sheet components of revenues such as deferred revenues or beginning retained earnings as a result of the adoption of the modified retrospective method. The primary impact on our financial statements is related to revised or additional disclosures with respect to revenues and cash flows arising from contracts with customers, which are included in Note 11 - Out-Licensing Agreement.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. We adopted ASU 2017-09 effective January 1, 2018 and the adoption did not have a material impact on our unaudited condensed consolidated financial statements and is not expected to have a material impact on the annual 2018 financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  This ASU clarifies clarify how entities should classify certain cash receipts and cash payments related to eight specific cash flow issues, including debt prepayment or extinguishment costs, with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The ASU also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  The ASU is effective retrospectively for the annual period ending December 31, 2018 and interim periods within that annual period.  We adopted ASU 2016-15 effective January 1, 2018 and the adoption did not have a material impact on our unaudited condensed consolidated financial statements and is not expected to have a material impact on the annual 2018 financial statements.

Note 5 –	Stockholders’ Equity

On February 15, 2017, we completed a private placement offering to select investors of 7,049 Series A Convertible Preferred Stock units and received net proceeds of approximately $10.5 million, including $1.6 million of non-cash consideration in the form of a reduction in amounts due and accrued as of December 31, 2016 for current development services that otherwise would have become payable in cash in the first and second quarters of 2017. Each unit consists of (i) one Preferred Share, which is immediately convertible into 50 shares of our common stock; and (ii) Series A-1 Warrants to purchase 50 shares of Common Stock at an exercise price equal to $27.40. The Preferred Shares and the warrants may be converted or exercised only to the extent that, following such exercise or conversion, the holder would beneficially own not more than 9.99% (or other lesser percent as designated by each holder) of our outstanding shares of common stock. In a liquidation (including without limitation, the sale of substantially all of our assets and certain mergers and other corporate transactions (as defined in the Certificate of Designation of Preferences, Rights and Limitations relating to the Preferred Shares)), the holder of Preferred Shares will have a liquidation preference that could result in the holder receiving a return of its initial investment before any payments are made to holders of common stock, and then participating with other equity holders until it has received in the aggregate of up to three times its original investment.

On November 1, 2017, we completed a private placement offering pursuant to a Securities Purchase Agreement (SPA), effective October 27, 2017, with LPH. Under the SPA, LPH invested $10.0 million and acquired 2,311,604 shares of our common stock at a price of $4.326 per share, which represented a 15% premium over the average of the daily volume-weighted average price per share (VWAP) over the 10-day trading period ending on and including the date of the SPA. Following the transaction, Lee's beneficially owned 73% of our issued and outstanding shares of common stock. The consideration included cancellation of $3.9 million in outstanding loans to us from Lee’s Pharmaceutical (HK) Ltd., a Hong Kong company organized and existing under the laws of Hong Kong (Lee's (HK)) pursuant to a Loan Agreement effective August 14, 2017.

At-the-Market (ATM) Program

During the three months ended March 31, 2017, we completed offerings of our common stock under our ATM Program of 40,296 shares resulting in an aggregate purchase price of approximately $1,034,000 ($990,000 net).

Effective May 5, 2017, we were no longer able to make use of our ATM Program (see, “– Note 2 – Liquidity Risks and Management’s Plans”).

Note 6 –	License Revenue with Affiliate

	Three Months Ended March 31,
(in thousands)	2018	2017

License revenue with affiliate	$204	$-

License revenue with affiliate for the three months ended March 31, 2018 and 2017 represents revenue from a License Agreement with Lee’s (HK) and constitutes a contract with a customer accounted for in accordance with ASC Topic 606, which we adopted effective January 1, 2018 (see, Note 4 – Summary of Significant Accounting Policies – Recently Adopted Accounting Standards and Note 11 - Out-Licensing Agreement). There was no impact to License revenue with affiliate previously recognized as a result of the adoption of ASC Topic 606.

Note 7 –	Fair Value of Financial Instruments

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31,
(in thousands)	2018	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,854	$1,854	$-	$-
Certificate of deposit	140	140	-	-
Total Assets	$1,994	$1,994	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2017	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,815	$1,815	$-	$-
Certificate of deposit	225	225	-	-
Total Assets	$2,040	$2,040	$-	$-

Note 8 –	Loan Payable

In January 2018 and March 2018, LPH agreed to lend us $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we seek to identify and advance one or more potential strategic initiatives as defined in the related loan agreements (Funding Event). To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets. The loans accrue interest at a rate of 6% per annum and mature upon the earlier of the closing date of the Funding Event or December 31, 2018. We expect to apply the outstanding principal balance of the loans in satisfaction of a like amount of cash consideration payable by LPH for its participation in the Funding Event, and the loans will thereby be fully discharged.

Note 9 –	Restructured debt liability

	March 31,	December 31,
(in thousands)	2018	2017

Restructured debt liability - contingent milestone payments	$15,000	$15,000

On November 1, 2017, we and Deerfield entered into an Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P. (Deerfield Loan) in the aggregate principal amount of $25 million and (ii) warrants to purchase up to 25,000 shares of our common stock at an exercise price of $786.80 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 71,111 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see, Note 4 – Summary of Significant Accounting Policies – Restructured debt liability – contingent milestone payment).

Note 10 –	Stock Options and Stock-Based Employee Compensation

We recognize in our condensed consolidated financial statements all stock-based awards to employees and non-employee directors based on their fair value on the date of grant, calculated using the Black-Scholes option-pricing model. Compensation expense related to stock-based awards is recognized ratably over the vesting period, which for employees is typically three years.

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data) Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2018	84	$163.20
Granted	-	-
Forfeited or expired	(1)	369.38
Outstanding at March 31, 2018	83	$161.58	7.6

Vested and exercisable at March 31, 2018	65	$198.89	7.3

Vested and expected to vest at March 31, 2018	82	$162.20	7.6

Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2018	190	$4.33
Awarded	-	-
Vested	-	-
Unvested at March 31, 2018	190	$4.33

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

Three Months Ended March 31,
2017

Weighted average expected volatility	79%
Weighted average expected term	6.6 years
Weighted average risk-free interest rate	2.22%
Expected dividends	-

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2018	2017

Research and development	$110	$159
Selling, general and administrative	308	141
Total	$418	$300

Note 11 –	Out-Licensing Agreement

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

In August 2017, we entered into a Loan Agreement, pursuant to which Lee’s (HK) agreed to lend us up to $3.9 million to support our activities through October 31, 2017, while we and Lee’s worked to complete a $10 million securities purchase agreement (Lee’s SPA) pursuant to which Lee’s acquired a controlling interest in our Company effective on November 1, 2017.  In connection with Lee’s SPA, we amended the License Agreement (Amendment No. 1) to expand certain of Lee’s (HK) rights, including by immediately adding Japan to the licensed territory, accelerating the right to manufacture the ADS in and for the licensed territory, reducing or eliminating certain of the milestone and royalty payments and adding an affiliate of Lee’s (HK) as a party to the License Agreement. As a result, the additional amounts for potential clinical, regulatory and commercial milestone were reduced to $35.8 million.

Accounting Analysis under ASC 606

In evaluating the License Agreement in accordance with ASC Topic 606, we concluded that the contract counterparty, Lee’s (HK), is a customer. We identified the following performance obligations: (i) a bundled performance obligation consisting of licensing rights to develop and commercialize our KL4 surfactant products and a technology transfer process for the manufacture of SURFAXIN and SURFAXIN LS; and (ii) a technology transfer process for the manufacture of our ADS.  We determined that participation in the Joint Steering Committee (and other committees under its authority) and our ongoing product development, regulatory, and commercialization activities under the License Agreement were deemed immaterial in the context of the contract. Consistent with the guidance under ASC 606-10-25-16A, we disregarded immaterial promised goods and services when determining performance obligations.

We concluded that the licensing rights were not distinct within the context of the contract (i.e. separately identifiable) because the licensing rights do not have stand-alone value from other promised goods and services as Lee’s (HK) could not benefit from the licensing rights without the completion of the technology transfer process for the manufacture of SURFAXIN and SURFAXIN LS.  The technology transfer process for the manufacture of our ADS is distinct within the context of the contract because it has stand-alone value from other promised goods and services as Lee’s (HK) could benefit from this right on a stand-alone basis.  However, we determined that the ADS manufacturing right has a nominal stand-alone selling price at the time of Amendment No. 1 as the ADS is not yet verified and there is uncertainty with regard to the commercial value of the ADS given that the AEROSURF combination drug/device product is currently in clinical development.

With respect to Amendment No. 1, we elected to use the practical expedient for contract modifications that occur prior to the adoption of ASU 2014-09, and we determined that the impact was immaterial.  Allocable arrangement consideration under the practical expedient comprised the upfront payment of $1 million and $0.3 million related to reductions in royalties and milestones in connection with Amendment No. 1. The $1.3 million was attributed in its entirety to the bundled performance obligation of licensing rights to develop and commercialize our KL4 surfactant products and a technology transfer process for the manufacture of SURFAXIN and SURFAXIN LS.  Revenue associated with the bundled performance obligation was recognized beginning in November 2017 with the initiation of the technology transfer process for the manufacture of SURFAXIN and SURFAXIN LS and will be recognized over time as services are performed and based on the input method related to the level of effort expended.  The expected completion date for the technology transfer is June 2019.

Regulatory and commercialization milestones were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. As part of our evaluation of the constraint, we considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments.  Those factors include: our financial position; ongoing delays in our development activities and with initiating a phase 3 clinical trial; our limited experience with successful drug development; our limited experience with clinical trials; our recent failure to achieve primary endpoints in our phase 2b clinical trial; our limited experience with commercialization; our decision in 2015 to cease manufacturing and commercializating of Surfaxin; and the fact that the uncertainty about the related consideration is not expected to be resolved for a long period of time.

Consideration related to sales-based milestones and royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable and that we have no remaining performance obligations, as such sales were determined to relate predominantly to the license granted to Lee’s (HK) and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Note 12 –	Subsequent Events

On April 4, 2018, we completed a private placement offering pursuant to a Securities Purchase Agreement (SPA) and Registration Rights Agreement with LPH II Investments Limited (LPH II), a Cayman Islands company and wholly-owned subsidiary of Lee’s. Under this SPA, LPH II invested $2.6 million and acquired 541,667 shares of our common stock and warrants to purchase 135,417 shares of our common stock at an exercise price of $5.52 per share. The purchase price per share was $4.80. The warrants are exercisable after 6 months and through the seventh anniversary of the issue date. In addition, under the Registration Rights Agreement, we agreed to file within 90 days from March 30, 2018, an initial resale registration statement with the SEC to register for subsequent resale the shares and the warrant shares. We are required to seek registration of 25% of the shares and warrant shares on such initial resale registration statement. From time to time, following the 180th day from March 30, 2018, LPH II or a majority of the holders of the shares and warrant shares may require us to file additional registration statement(s) to register the resale of the balance of the shares and warrant shares, subject to certain limitations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. The reader should review the “Forward-Looking Statements” section, and risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (SEC) on April 17, 2018 (2017 Form 10-K,) and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This MD&A is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) and the 2017 Form 10-K. Unless otherwise specified, references to Notes in this MD&A shall refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

OVERVIEW

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology company focused on developing novel KL4 surfactant therapies for respiratory diseases and other potential applications. Surfactants are produced naturally in the lung and are essential for normal respiratory function and survival. Our proprietary technology platform includes a synthetic, peptide-containing surfactant (KL4 surfactant) that is structurally similar to endogenous pulmonary surfactant, and novel drug delivery technologies, including our proprietary aerosol delivery system (ADS), being developed to enable noninvasive administration of aerosolized KL4 surfactant. We are currently working with Battelle Memorial Institute (Battelle) to complete design verification procedures for a next generation (NextGen) ADS potentially for use in our remaining AEROSURF® development activities and, if approved, initial commercial activities. We believe that our proprietary technologies may make it possible to develop a pipeline of surfactant products to address a variety of respiratory diseases for which there are few or no approved therapies.

Our lead development program is AEROSURF (lucinactant for inhalation), an investigational combination drug/device product that we are developing to improve the management of respiratory distress syndrome (RDS) in premature infants who may require surfactant therapy to sustain life. The currently-available surfactants in the United States (U.S.) are administered using invasive endotracheal intubation and mechanical ventilation, each of which may result in serious respiratory conditions and other complications. To avoid these risks, many premature infants are initially treated with noninvasive respiratory support such as nasal continuous positive airway pressure (nCPAP). Because nCPAP does not address the underlying surfactant deficiency, many premature infants respond poorly to nCPAP alone (typically within the first 72 hours of life) and may require delayed surfactant therapy with invasive intubation (an outcome referred to as “nCPAP failure”). If surfactant therapy could be administered noninvasively, neonatologists would be able to provide surfactant therapy to premature infants earlier in their course of treatment and without exposing them to the risks associated with invasive endotracheal intubation and mechanical ventilation.

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

We also believe that our KL4 surfactant technology may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. We have received support, and plan to seek additional support, from the National Institutes of Health (NIH) and other government funding sources to explore the utility of our KL4 surfactant to address a variety of such respiratory conditions as acute lung injury (ALI), including acute radiation exposure to the lung (acute pneumonitis and delayed lung injury), chemical-induced ALI, and influenza-induced ALI; as well as chronic rhinosinusitis, complications of certain major surgeries, mechanical ventilator-induced lung injury (often referred to as VILI), pneumonia, and diseases involving mucociliary clearance disorders, such as chronic obstructive pulmonary disease (COPD) and cystic fibrosis (CF). Although there can be no assurance, we may in the future support development activities to establish a proof-of-concept and, if successful, thereafter determine whether to seek strategic alliances or collaboration arrangements or pursue other financial alternatives to fund further development and, if approved, commercialization of additional KL4 surfactant indications.

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

We have limited resources, no operating revenues and believe that our ability to continue as a going concern in the longer term is highly dependent upon our ability to timely advance our AEROSURF development program, including our plans to complete of our planned NextGen ADS verification activities, execute the planned AEROSURF bridge study and be in a position to initiate an AEROSURF phase 3 clinical program and attract interested investors, strategic partners and collaborators. Because we believe our AEROSURF phase 2b program did not meet its primary endpoint due to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype device, we adjusted our AEROSURF development plan to add an AEROSURF bridge study. During this period, we have found it difficult to attract investors that are willing to provide the additional capital that we require and, as such, we have depended upon the support of our majority stockholder and licensee in the Asia Pacific markets while we seek to advance our AEROSURF development program and identify potential strategic transactions that potentially may attract the interest of other investors.

Business and Pipeline Program Updates

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business – Company Overview” and “– Business Strategy,” in the 2017 Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and potential KL4 pipeline initiatives.

The following are business and development program updates for the first quarter ending March 31, 2018 and the remainder of 2018:

●

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

●

Effective January 10, 2018, we entered into a Loan Agreement with LPH, which agreed to lend us $1.5 million to support our continuing AEROSURF development activities and our operations while we seek to identify and advance one or more potential strategic initiatives (Funding Event, as further defined in the Loan Agreement). The loan accrues interest at a rate of 6% per annum and matures upon the earlier of the closing of the Funding Event or December 31, 2018. We expect that the outstanding principal balance of the loan will be applied in satisfaction of a like amount of cash consideration payable by LPH for its participation in the Funding Event.

●

On February 23, 2018, we entered into a fifth amendment (Lease Amendment) to our office lease agreement, as amended (Lease) with PH Stone Manor LP (Landlord). The Lease covers our corporate headquarters, which is located at Stone Manor Corporate Center, 2600 Kelly Road, Warrington, Pennsylvania. Under the Lease Amendment:

o	we surrendered 9,317 rentable square feet to Landlord, reducing the premises by approximately 30% to 21,189 rentable square feet;
o	on the surrender date, our security deposit requirement under the Lease was reduced from $225,000 to $140,000;
o	the base rent per square foot remained unchanged and the net square footage will be adjusted to reflect the surrender effective January 1, 2019; and
o	we agreed to terminate a right of first offer provided in the Lease.
As a result of the foregoing, we will realize a reduction in net base rental payments of approximately $0.8 million for the period January 1, 2019 through February 28, 2022 and an estimated 30% reduction in utilities expense (based on the reduction in square footage) from and after the surrender date. The total aggregate base rental payments under the Lease Amendment are expected to be approximately $2.5 million for the period January 1, 2018 through February 28, 2022.

●

Effective March 1, 2018, we entered into a loan agreement with LPH, which agreed to lend us $1.0 million to support our continuing AEROSURF development activities and our operations while we seek to identify and advance one or more potential strategic initiatives (Funding Event, as further defined in the Loan Agreement). The loan accrues interest at a rate of 6% per annum and matures upon the earlier of the closing of the Funding Event or December 31, 2018. We expect that the outstanding principal balance of the loan will be applied in satisfaction of a like amount of cash consideration payable by LPH for its participation in the Funding Event. In connection with this loan and the loan completed in January 2018, to secure our obligations under the loan agreements, we entered into a security agreement pursuant to which we granted LPH a security in interest in substantially all our assets.

●

On April 4, 2018, we completed a private placement offering pursuant to a Securities Purchase Agreement (SPA) and Registration Rights Agreement dated as of March 30, 2018, with LPH II Investments Limited (LPH II), a Cayman Islands company and wholly-owned subsidiary of Lee’s. Under this SPA, LPH II invested $2.6 million and acquired 541,667 shares of our common stock and warrants to purchase 135,417 shares of our common stock at an exercise price of $5.52 per share. The purchase price per share was $4.80. The warrants are exercisable after 6 months and through the seventh anniversary of the issue date. In addition, under the Registration Rights Agreement, we agreed to file within 90 days from March 30, 2018, an initial resale registration statement with the SEC to register for subsequent resale the shares and the warrant shares. We are required to seek registration of 25% of the shares and warrant shares on such initial resale registration statement. From time to time, following the 180th day from March 30, 2018, LPH II or a majority of the holders of the shares and warrant shares may require us to file additional registration statement(s) to register the resale of the balance of the shares and warrant shares, subject to certain limitations.

●

This Quarterly Report on Form 10-Q includes information concerning our AEROSURF clinical and device development programs. The AEROSURF phase 2b clinical trial has been supported to date, in part, by a $1.9 million Phase IIb award under a Small Business Innovation Research (SBIR) grant from the National Heart, Lung, and Blood Institute (NHLBI) of the National Institutes of Health (NIH) for up to $2.6 million under parent award number R44HL107000.  The AEROSURF phase 2a clinical trials in premature infants 29 to 34 week gestational age was supported, in part, by a $1.9 million Phase II award under a Fast Track SBIR grant from the NHLBI of the NIH for up to $2.5 million under award number 4R44HL107000-02. Previously, $0.6 million was awarded under this grant to support ADS development for use in the AEROSURF phase 2 clinical program.  The content of this Quarterly Report on Form 10-Q is solely our responsibility and does not necessarily represent the official views of the NIH.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2017. For a discussion of our accounting policies, see, “Note 4 – Summary of Significant Accounting Policies” and, in the Notes to Consolidated Financial Statements (Notes) in our 2017 Form 10-K, “Note 4 – Accounting Policies and Recent Accounting Pronouncements.”  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended March 31, 2018 and 2017 was $4.8 million and $8.1 million, respectively. The decrease in operating loss from 2017 to 2018 was due to a $3.3 million decrease in operating expenses and a $0.2 million increase in license revenue with affiliate, partially offset by a $0.2 million decrease in grant revenue.

The net loss for the three months ended March 31, 2018 and 2017 was $4.6 million and $8.7 million, respectively. Included in the net loss is interest expense of $0.1 million and $0.6 million in 2018 and 2017, respectively.

The net loss attributable to common stockholders for the three months ended March 31, 2018 was $4.5 million (or $1.40 basic net loss per common share). The net loss attributable to common stockholders for the three months ended March 31, 2017 was $12.3 million (or $27.40 basic net loss per common share). Included in the net loss attributable to common stockholders for the three months ended March 31, 2017 is a $3.6 million non-cash deemed dividend on preferred stock (see, “Note 4 – Summary of Significant Accounting Policies – Beneficial Conversion Feature”).

License Revenue with Affiliate

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, we recognize the cumulative effect of initially adopting ASC Topic 606, if any, as an adjustment to the opening balance of retained earnings.  Additionally, under this method of adoption, we apply the guidance to all incomplete contracts in scope as of the date of initial application. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

In accordance with ASC Topic 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the we determine are within the scope of ASC Topic 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when we determine that it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, we assess the goods or services promised within a contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

For the three months ended March 31, 2018, we recognized license revenue with affiliates of $0.2 million, which had previously been included in deferred revenue – current portion.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we account for such costs by category rather than by project. As many of our research and development activities form the foundation for the development of our KL4 surfactant and drug delivery technologies, they are expected to benefit more than a single project. For that reason, we cannot reasonably estimate the costs of our research and development activities on a project-by-project basis. We believe that tracking our expenses by category is a more accurate method of accounting for these activities. Our research and development costs consist primarily of expenses associated with (a) product development and manufacturing, (b) clinical, medical and regulatory operations, and (c) direct preclinical and clinical development programs. We also account for research and development and report by major expense category as follows: (i) salaries and benefits, (ii) contracted services, (iii) raw materials, aerosol devices and supplies, (iv) rents and utilities, (v) depreciation, (vi) contract manufacturing, (vii) travel, (viii) stock-based compensation and (ix) other.

Research and development expenses by category for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017

Product development and manufacturing	$1,591	$1,877
Clinical, medical and regulatory operations	1,230	1,808
Direct preclinical and clinical programs	297	2,728
Total Research and Development Expenses	$3,118	$6,413

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Product development and manufacturing expenses decreased $0.3 million for the three months ended March 31, 2018 compared to the same period in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) a July 2017 workforce reduction.

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

Clinical, medical and regulatory operations expenses decreased $0.6 million for the three months ended March 31, 2018 compared to the same period in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) a July 2017 workforce reduction.

Direct Preclinical and Clinical Development Programs

Direct preclinical and clinical development programs include (i) development activities, toxicology studies and other preclinical studies; and (ii) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical device and drug supply, and related external costs, such as consultant fees and expenses.

Direct preclinical and clinical development programs expenses decreased $2.4 million for the three months ended March 31, 2018 compared to the same period in 2017 due to a decrease in AEROSURF phase 2 clinical development program costs following the completion of enrollment in the phase 2a and phase 2b clinical trials during the second quarter of 2017.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2018	2017

General and Administrative Expenses	$1,926	$1,922

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

Other Income and (Expense)

	Three Months Ended March 31,
(in thousands)	2018	2017

Interest income	$4	$3
Interest expense	(90)	(611)
Other income	414	-
Other income / (expense), net	$328	$(608)

For 2018, interest expense consists of interest expense associated with the Battelle payables and on the $2.5 million in Loans Payable. For 2017, interest expense primarily consists of interest expense associated with the Deerfield Loan (see, “Note 9 – Restructured debt liability”).

Other income primarily consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had cash and cash equivalents of $1.9 million and current liabilities of $15.7 million.

In January 2018 and March 2018, we received interim loans from LPH Investments Limited (LPH), which beneficially owns a majority interest in our common stock, in the amounts of $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we continued our diligence efforts to identify one or more potential strategic or equity transactions. LPH is an affiliate of Lee’s Pharmaceutical Holdings Ltd (Lee’s), a Cayman Islands company based in Hong Kong whose common stock is listed on the Hong Kong Stock Exchange. To secure our obligations under these loans, we granted LPH a security interest in substantially all of our assets. (See, “– Private Placement Offerings”)

In early April 2018, we completed a $2.6 million private placement offering with LPH II Investments Limited (LPH II), a wholly-owned subsidiary of Lee’s, from which we received net proceeds of approximately $2.5 million (see, “– Private Placement Offerings”). As of May 11, 2018, and before any additional financings, including in connection with potential strategic transactions, we believe that we will have sufficient cash resources available to support our development activities and business operations through May 2018.

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

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through one or more of the following: (i) strategic transactions, including potential alliances and collaborations focused on markets outside the U.S., as well as potential combinations (including by merger or acquisition) or other corporate transactions; and (ii) through private placements of our equity securities, although there can be no assurance that we will be able to secure such transactions or complete a private placement on acceptable terms, if at all. We are currently engaged in active diligence and discussions with a third party for a potential strategic transaction. If we are unable to complete the strategic transaction, or if none of these other alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

We believe that our ability to fund our activities in the long term will be highly dependent upon our ability to timely advance our AEROSURF development program, including our plans to complete our planned NextGen ADS verification activities, execute the planned AEROSURF bridge study, and be in a position to initiate an AEROSURF phase 3 clinical program, and achieve results that are sufficiently positive to attract investor interest and/or support a strategic transaction (including by merger, acquisition of assets or license arrangement that could diversify our product portfolio). Our AEROSURF development program activities are subject to significant risks and uncertainties, such that there can be no assurance that we will be successful in completing these activities in accordance with our plans, or at all. If our AEROSURF development program activities should be delayed for any reason, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our clinical programs. Even if we complete our AEROSURF development program activities as planned, if the results are inconclusive, or present an unacceptable benefit/risk profile due to suboptimal efficacy and/or poor safety profile, we may be unable to secure the additional capital that we will require to continue our development activities and operations, which could have a material adverse effect on our business If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

As we seek to secure the needed capital through strategic transactions and private placement equity offerings, we will be subject to regulatory and other restrictions, including that we are no longer eligible to use a registration statement on Form S-3 to register our securities and will have to use a long-form Form S-1, the preparation of which would be more time-consuming and costly; we no longer have access to an at-the-market equity sales program (ATM Program); our capital structure, which includes common stock, convertible preferred stock, and warrants to purchase common stock, may make it difficult to attract new investors; our controlling stockholder may not approve a strategic transaction recommended by our Board, or agree to increase the number of shares of common stock authorized under our Certificate of Incorporation, which could impair our ability in the future to conduct equity financings or enter into certain strategic transactions; and our efforts may be adversely affected by potentially unfavorable credit and financial markets. Under these circumstances, we cannot be certain that we will be able to raise a sufficient amount when needed, if at all, on favorable terms or otherwise.

In addition, in May 2016, we received a deficiency notice from The Nasdaq Stock Market (Nasdaq) that we were no longer in compliance with the minimum stockholders’ equity listing requirement. After securing extensions through May 15, 2017, we were still unable to regain compliance with the listing requirement and consequently, our common stock was delisted from Nasdaq effective May 5, 2017. Since May 5, 2017, our common stock has been quoted on the OTC Markets Group Inc.’s OTCQB Market (OTCQB), and has experienced, over time, lower trading volumes and reduced analyst interest. In addition, effective December 22, 2017, we implemented a share combination (1-for-20 reverse split) that had the effect of reducing the number of shares outstanding and further lowering our trading volumes. These conditions may make it more difficult to raise capital when needed. Our stockholders may find it more difficult to trade our securities on the OTCQB, and the value and liquidity of our common stock may be adversely affected, which could have a material adverse effect on our ability to raise the additional capital that we require. Moreover, even if we are successful in raising the required capital, any equity financings could result in substantial equity dilution of stockholders' interests

We have from time to time collaborated with research organizations and universities to assess the potential utility of our KL4 surfactant in studies funded in part through non-dilutive grants issued by U.S. Government-sponsored drug development programs, including grants in support of initiatives related to our AEROSURF clinical development program. We announced in 2016 that we had been awarded a Phase II Small Business Innovation Research Grant (SBIR) grant valued at up to $2.6 million from the National Heart, Lung, and Blood Institute (NHLBI) of the National Institutes of Health (NIH) to support the AEROSURF phase 2b clinical trial in premature infants 28 to 32 week gestational age. We received and expended under this award $1.1 million in 2017. We have also received grants that support medical and biodefense-related initiatives under programs that encourage private sector development of medical countermeasures against chemical, biological, radiological and nuclear terrorism threat agents, and pandemic influenza, and provide a mechanism for federal acquisition of such countermeasures. In June 2016, we announced the results of a study funded by the NIH that KL4 surfactant could potentially be an effective medical countermeasure to mitigate acute and chronic/late-phase radiation-induced lung injury (pneumonopathy) due to exposure from a nuclear accident or act of terrorism. In addition, in February 2017 we announced the results of a study funded by the NIH that KL4 surfactant could be a potential medical intervention to reduce morbidity and mortality associated with both seasonal and pandemic influenza pneumonia. Although there can be no assurance, we expect to pursue potential additional funding opportunities as they arise and expect that we may qualify for similar programs in the future.

As of March 31, 2018, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 114.1 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Cash Flows

Cash outflows for the three months ended March 31, 2018, consist of $2.5 million used for ongoing operating and investing activities offset by cash inflows for the three months ended March 31, 2018 of $2.5 million for financing activities.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $2.5 million and $7.3 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The decrease in net cash used in operating activities is due to our ongoing efforts to conserve cash as well as a decrease in AEROSURF phase 2 clinical development program costs.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 represents capital expenditures of $20,000.

Financing Activities

 Net cash provided by financing activities for three months ended March 31, 2018 was $2.5 million and represents loan proceeds of $1.5 million and $1.0   million related to loan agreements with LPH, an affiliate of Lee’s.

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

Share Purchase Agreement

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

April 2018 Private Placement

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

At-the-Market (ATM) Program

During the three months ended March 31, 2017, we completed offerings of our common stock under our ATM Program of 40,296 shares resulting in an aggregate purchase price of approximately $1,034,000 ($990,000 net).

Effective May 5, 2017, we were no longer able to make use of our ATM Program (see, “– Note 2 – Liquidity Risks and Management’s Plans”).

Loan Payable

In January 2018 and March 2018, we entered into loan agreements with LPH, an affiliate of Lee’s, for loan proceeds of $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain its operations while the parties seek to identify and advance one or more potential strategic initiatives (Funding Event). To secure our obligations under these loans, we granted LPH a security interest in substantially all of our assets. The loans will accrue interest at a rate of 6% per annum and mature upon the earlier of the closing date of the Funding Event or December 31, 2018. The parties expect that, upon the closing of the Funding Event, the outstanding principal balance of the loans will be applied in full satisfaction of a like amount of cash consideration payable by LPH for its participation in such Funding Event, and the loans will be discharged in full thereby.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in "Item 1A. Risk Factors" in our 2017 Form 10-K. The risks and uncertainties described in our 2017 Form 10-K and as may be supplemented in our Quarterly Reports on Form 10-Q are not the only ones that may materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations. Should any of the risks and uncertainties described in our 2017 Form 10-K and Quarterly Reports on Form 10-Q actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview.”

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

Windtree Therapeutics, Inc.
(Registrant)

Date: May 21, 2018	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: May 21, 2018	By: /s/ John Tattory
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

101.1

The following condensed consolidated financial statements from the Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2018 and March 31, 2017 (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and March 31, 2017, and (v) Notes to Condensed consolidated financial statements.

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