Form 10-Q
period 2018-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2018-08-14
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, there were outstanding 3,769,088 shares of the registrant’s common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its wholly owned, presently inactive subsidiary, Discovery Laboratories, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, future milestones, goals and objectives, and our financial plans and future financial condition, and the time during which our existing cash and other resources may support our continued operation as a going concern. Forward-looking statements also include our expectations about our research and development programs, including planned development activities, anticipated timing of clinical trials and potential development milestones; the timing and anticipated outcomes of submitting regulatory filings in the United States and other markets; manufacturing plans for our KL4 surfactant, active pharmaceutical ingredients (APIs) and our proprietary aerosol delivery system (ADS); and our plans regarding potential collaborations and alliances, including potential licensing opportunities, and strategic transactions (including without limitation, by merger, acquisition or other corporate transaction).

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

Risks Related to Capital Resource Requirements

•	we require significant additional capital to maintain operations and continue as a going concern. As of August 3, 2018, we have sufficient cash and cash equivalents to maintain our operations through mid-August 2018. We are currently engaged in discussions for a potential strategic transaction that could bring additional capital and diversify our assets; however, there can be no assurance that we will be able to reach agreement within an acceptable time frame, if at all, and on terms acceptable to all parties. As we work to complete the strategic transaction, Lee’s Pharmaceutical Holdings Limited (Lee’s), which owns a majority interest in our Company, has indicated to us that it will provide us interim financial support while we work to complete the strategic transaction; however, we have not executed agreements for any additional advances at this time and there can be no assurance that additional interim support will be forthcoming and, as such, there is substantial doubt about our ability to continue as a going concern;

•

we seek to identify potential strategic transactions and/or additional equity offerings to enhance and diversify our product offerings and support our development activities and operations.  If we are successful in completing such a strategic transaction, we may be exposed to potentially significant risks and uncertainties related to the transaction, the expansion of our product offerings and diversion of management’s attention and other resources from our core development activities, and we may require additional capital to support our expanded operations; if we are not successful in completing a strategic transaction, we will nevertheless have incurred potentially significant legal, accounting and other professional fees that will require additional capital;

•	we recently completed design verification testing and related development activities for our new AEROSURF® phase 3 aerosol delivery system (ADS, which we previously referred to as “NextGen ADS”). However, in 2017, our AEROSURF phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype ADS. In response, we planned to conduct an additional AEROSURF bridge clinical study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS. These events and the resulting delay in the AEROSURF clinical development program have made it difficult to raise additional capital in the securities markets and, as such, we have depended primarily upon the support of Lee’s and two previously announced loans from Panacea Venture Management Company Ltd. There can be no assurance that such support will continue, however; moreover, we will require additional capital beyond that provided by Lee’s and Panacea to fund our bridge clinical study and there can be no assurance that we will be able to raise such additional capital through equity offerings in the securities markets, if at all;

•

to restore investor confidence and attract sustained financial support, we believe that we must timely advance our AEROSURF development program through our planned device bridging clinical study and be in a position to initiate an AEROSURF phase 3 clinical program; even if our AEROSURF development efforts are successful, we expect that we will incur ongoing significant losses and will require significant additional capital to support our late-stage development, regulatory and business activities. In addition, our ability to raise such capital may be adversely impacted by future unforeseen adverse developments;

•

our common stock has been quoted on the OTC Markets Group Inc.’s OTCQB® Market (OTCQB) tier since May 5, 2017, and has experienced, over time, lower trading volumes and reduced analyst interest. In addition, effective December 22, 2017, we implemented a share combination (1-for-20 reverse split) that had the effect of reducing the number of shares outstanding and further lowering our trading volumes. These conditions may make it more difficult to raise capital when needed. Our stockholders also may find it more difficult to trade our securities on the OTCQB, and the value and liquidity of our common stock may be adversely affected, which could have a material adverse effect on our ability to raise the additional capital that we require. Moreover, even if we are successful in raising the required capital, any equity financings could result in substantial equity dilution of stockholders' interests;

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

•

to manage our cash resources and closely monitor cash outflows, we aggressively monitor our payables and work closely with our vendors, suppliers and service providers to assure that investment and spending decisions advance our corporate objectives at any time. During periods of limited cash resources, our paced or delayed payment practices potentially could impair our relationships with important vendors, suppliers and servicers, which could have a material adverse effect on our business, operation and development programs;

Risks related to Development Activities

•

our AEROSURF development program  could be adversely affected by such risks as: our new ADS may not perform in a consistent and predictable manner; we may miscalculate the treatment effect or comparator performance or underpower the size of a clinical study; variability in patient management among physicians, institutions and countries may adversely affect the results of our clinical study or we could experience adverse events that impact the benefit/risk profile; our efforts to manufacture, test and release lyophilized KL4 surfactant and ADS devices and procure other supplies, will also require that we initiate, conduct and monitor clinical programs in clinical sites in multiple jurisdictions and could be adversely affected by unforeseen events and requirements or delayed, which potentially could have a material adverse effect on our development programs, business and operations;

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

Other Risks Affecting Our Business

•

in the third quarter of 2017, Lee’s acquired a controlling interest in us through a wholly-owned subsidiary, LPH Investments Limited, and as such holds sufficient voting power to approve transactions that may not be in the best interests of other stockholders or recommended by management, or to take control of the Board of Directors by nominating and electing its own directors; in addition, we have entered into a License Agreement with Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)), a subsidiary of Lee’s, granting Lee’s (HK) rights to develop and commercialize our products in a specific Asian territory and Lee’s could use its voting power to benefit Lee’s (HK), which could give rise to potential or apparent conflicts of interest; and

•

other risks and uncertainties detailed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference in this report, other risks and uncertainties detailed in “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on April 17, 2018, and our 2018 Quarterly Reports and filings with the SEC and any amendments thereto.

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

ITEM 1.	Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2018	December 31, 2017
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$638	$1,815
Prepaid expenses and other current assets	397	422
Total current assets	1,035	2,237

Property and equipment, net	804	885
Restricted cash	140	225
Total assets	$1,979	$3,347

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,258	$3,048
Collaboration payable	3,718	3,624
Accrued expenses	3,974	4,204
Deferred revenue - current portion	731	884
Loan payable	2,500	-
Total current liabilities	15,181	11,760

Restructured debt liability - contingent milestone payments	15,000	15,000
Deferred revenue - non-current portion	-	407
Other liabilities	182	100
Total liabilities	30,363	27,267

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,701 shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2018 and December 31, 2017; 3,769,162 shares issued at June 30, 2018 and December 31, 2017; 3,769,088 shares outstanding at June 30, 2018 and December 31, 2017	4	3
Additional paid-in capital	619,344	616,245
Accumulated deficit	(644,678)	(637,114)
Treasury stock (at cost); 74 shares	(3,054)	(3,054)
Total stockholders' equity	(28,384)	(23,920)
Total liabilities & stockholders' equity	$1,979	$3,347

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Grant revenue	$695	$1,147	$695	$1,366
License revenue with affiliate	356	-	560	-
Total revenues	1,051	1,147	1,255	1,366

Expenses:
Research and development	2,879	5,483	5,997	11,896
General and administrative	1,208	1,804	3,134	3,726
Total operating expense	4,087	7,287	9,131	15,622
Operating loss	(3,036)	(6,140)	(7,876)	(14,256)

Other income / (expense):
Interest income	4	3	8	6
Interest expense	(92)	(615)	(182)	(1,226)
Other income	72	-	486	-
Other income / (expense), net	(16)	(612)	312	(1,220)

Net loss	$(3,052)	$(6,752)	$(7,564)	$(15,476)

Deemed dividend on Series A preferred stock	-	(532)	-	(4,136)

Net loss attributable to common shareholders	$(3,052)	$(7,284)	$(7,564)	$(19,612)

Net loss per common share
Basic and diluted	$(0.81)	$(14.37)	$(2.17)	$(40.96)

Weighted average number of common shares outstanding
Basic and diluted	3,751	507	3,491	479

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,564)	$(15,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(560)	-
Depreciation and amortization	82	101
Stock-based compensation and 401(k) plan employer match	558	660
Amortization of prepaid interest	-	543
Gain on sale of property and equipment	(9)	-
Changes in:
Prepaid expenses and other current assets	25	194
Accounts payable	1,210	2,231
Collaboration payable	94	(37)
Accrued expenses	(148)	(1,077)
Net cash used in operating activities	(6,312)	(12,861)

Cash flows from investing activities:
Proceeds from sale of property and equipment	9	-
Purchase of property and equipment	-	(24)
Net cash used in investing activities	9	(24)

Cash flows from financing activities:
Proceeds from loan payable, net of expenses	2,500	-
Proceeds from Private Placement issuance of securities, net of expenses	2,542	8,789
Proceeds from ATM Program, net of expenses	-	1,036
Net cash provided by financing activities	5,042	9,825
Net increase/(decrease) in cash and cash equivalents	(1,262)	(3,060)
Cash, cash equivalents and restricted cash - beginning of year	2,040	5,813
Cash, cash equivalents and restricted cash - end of year	$778	$2,753

Supplementary disclosure of cash flows information:
Interest paid	$-	$514

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology company focused on developing novel KL4 surfactant therapies for respiratory diseases and other potential applications. Surfactants are produced naturally in the lung and are essential for normal respiratory function and survival. Our proprietary technology platform includes a synthetic, peptide-containing surfactant (KL4 surfactant) that is structurally similar to endogenous pulmonary surfactant, and novel drug delivery technologies, including our proprietary aerosol delivery system (ADS), being developed to enable noninvasive administration of aerosolized KL4 surfactant. We recently completed design verification for our new phase 3 ADS (which we previously referred to as the “NextGen ADS”), which we plan to use in our remaining AEROSURF® clinical development activities and, if approved, initial commercial activities. We believe that our proprietary technologies may make it possible to develop a pipeline of surfactant products to address a variety of respiratory diseases for which there are few or no approved therapies.

Our lead development program is AEROSURF (lucinactant for inhalation), an investigational combination drug/device product that we are developing to improve the management of respiratory distress syndrome (RDS) in premature infants who may require surfactant therapy to sustain life. The currently-available surfactants in the United States (U.S.) are administered using invasive endotracheal intubation and mechanical ventilation, each of which may result in serious respiratory conditions and other complications. To avoid these risks, many premature infants are initially treated with noninvasive respiratory support such as nasal continuous positive airway pressure (nCPAP). Because nCPAP does not address the underlying surfactant deficiency, many premature infants respond poorly to nCPAP alone (typically within the first 72 hours of life) and may require delayed surfactant therapy administered with invasive intubation (an outcome referred to as “nCPAP failure”). If surfactant therapy could be administered noninvasively, neonatologists would be able to provide surfactant therapy to premature infants earlier in their course of treatment and without exposing them to the risks associated with invasive endotracheal intubation and mechanical ventilation.

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

In addition to advancing AEROSURF, we are assessing potential development pathways to potentially gain marketing approval for lyophilized KL4 surfactant as an intratracheal instillate for the treatment and/or prevention of RDS. Lyophilized KL4 surfactant may potentially provide benefits related to use, including longer shelf life, reduced cold-chain requirements and lower viscosity. We have discussed with the FDA a potential development plan, trial design and regulatory plan for approval. If we can define an acceptable development program that is achievable from a cost, timing and resource perspective, we might seek approval to treat premature infants who, because they are unable to breathe on their own or other reason, cannot benefit from AEROSURF.

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

To leverage our capabilities, maximize the use of our resources and potentially reduce our dependency on a single product candidate, we also seek to enter into strategic alliances, collaboration agreements and other strategic transactions (including without limitation, by merger, acquisition or other corporate transaction). We are currently engaged in discussions for a potential strategic transaction that could diversify our assets and bring in additional capital. There can be no assurance, however, that we will be able to reach agreement on terms and within the time frame acceptable to all parties. Moreover, even if we reach agreement and complete a transaction, there can be no assurance that we will have sufficient resources to fund the continued development of AEROSURF or any other product candidates, that any of our development efforts would be successful, or that we would obtain regulatory approvals needed to commercialize our product candidates in the world’s markets.

Note 2 –	Liquidity Risks and Management’s Plans

As of June 30, 2018, we had cash and cash equivalents of $0.6 million and current liabilities of $15.2 million. On July 2, 2018, we were able to secure $1.5 million in additional capital (see below), and as of August 3, 2018 we had cash and cash equivalents of $0.7 million, which we believe is sufficient to maintain our operations through mid-August 2018.  We are currently engaged in discussions for a potential strategic transaction that could diversify our assets and bring in additional capital to fund our activities. As we seek to finalize that transaction, Lee’s Pharmaceutical Holdings Limited (Lee’s), the majority holder of our common stock, has indicated to us that it will provide us interim financial support while we work to complete a strategic transaction; however, we have not executed agreements for any additional advances at this time  and there can be no assurance that additional interim support will be forthcoming.  Moreover, in connection with these activities, we are incurring and will continue to incur potentially significant legal, accounting, and other professional fees that represent an additional financial burden for which we will require additional capital.

We expect to continue to incur significant losses and will require significant additional capital to support our operations, advance our AEROSURF clinical development program, and satisfy existing obligations, and we do not currently have sufficient cash and cash equivalents for at least the next year following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through one or more of the following: (i) strategic transactions, including potential alliances and collaborations focused on markets outside the U.S., as well as potential combinations (including by merger or acquisition) or other corporate transactions; and (ii) through private placements of our equity securities, although there can be no assurance that we will be able to secure such transactions or complete a private placement on acceptable terms, if at all. Although we are currently engaged in active diligence and discussions for a potential strategic transaction, there is no guarantee we will be able to complete the strategic transaction. In addition, if none of the other alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

In April 2018, we completed a $2.6 million private placement offering with LPH II Investments Limited (LPH II), a wholly-owned subsidiary of Lee’s, from which we received net proceeds of approximately $2.5 million. In June 2018, we entered into a Guaranty and Replenishment Agreement with Lee’s pursuant to which Lee’s agreed to replenish amounts  up to $1 million expended by us that reduce our cash resources to an amount that is less than our planned minimum cash (the amount that would otherwise be required to cover estimated wind-down costs should we be unable at any time to continue as a going concern). Lee’s secured its obligation to us by delivering an Irrevocable Stand-by Letter of Credit (the Letter of Credit) in the amount of $1 million in favor of the Company, which expires on October 31, 2018. As of August 3, 2018, we have not drawn on the Letter of Credit.

On July 2, 2018, we issued to Panacea Venture Management Company Ltd. (Panacea), a Secured Convertible Promissory Note (the Note) with respect to a loan facility in the aggregate amount of up to $1.5 million. In connection with the issuance of the Note, Panacea made two loans (individually, each a Loan and collectively, the Loans) to us, the first of which was in the amount of $1.0 million and paid on the date of the Note and the second of which was in the amount of $500,000 and received on July 23, 2018. The Loans bear interest on the outstanding principal amount at a rate of 15% per annum until the Note is paid in full or converted into shares of our common stock at a price per share of $4.00. In addition, in lieu of converting the Note, Panacea may deliver the Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, may participate. There can be no assurance that such a private placement will be completed. In connection with these Loans, we granted to Panacea a security interest in substantially all our assets. The proceeds of these Loans are being used to support our operations while we pursue a potential strategic transaction that could diversify our assets and bring in additional capital.

(See, “– Note 12 – Subsequent Events”).

As of June 30, 2018, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 113.5 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Note 3 –	Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. There have been no changes to our critical accounting policies since December 31, 2017. For a discussion of our accounting policies, see, “– Note 4 – Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q, and, in the Notes to Consolidated Financial Statements in our 2017 Form 10-K, “– Note 4 – Accounting Policies and Recent Accounting Pronouncements.”  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

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

Restructured debt liability – contingent milestone payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (See, "– Note 9 – Restructured debt liability"), we established a $15 million long-term liability for contingent AEROSURF regulatory and commercial milestone payments, beginning with the filing for marketing approval in the United States, potentially due under the Exchange and Termination Agreement dated as of October 27, 2017 (Exchange and Termination Agreement), between ourselves and affiliates of Deerfield Management Company L.P. (Deerfield). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

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

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of June 30, 2018 and 2017, the number of shares of common stock potentially issuable upon the conversion of preferred stock or exercise of certain stock options and warrants was 1.1 million and 1.2 million shares, respectively. For the three and six months ended June 30, 2018 and 2017, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

Net loss per common share – basic and diluted and weighted average number of common shares outstanding for the three and six months ended June 30, 2017 have been corrected for immaterial calculation errors related to the conversion of preferred stock to common stock during those periods.

We do not have any components of other comprehensive income (loss).

Beneficial Conversion Feature

The issuance of Series A Convertible Preferred Stock (Preferred Shares) in the second quarter of 2017 (see, “– Note 5 – Stockholders’ Equity”) resulted in a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in the money) at inception due to the conversion option having an effective conversion price that is less than the fair value of the underlying stock at the commitment date. We recognized the beneficial conversion feature by allocating the relative fair value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Preferred Shares. As the Preferred Shares are immediately convertible by the holders, the discount allocated to the beneficial conversion feature was immediately accreted and recognized as a $3.6 million one-time, non-cash deemed dividend to the preferred shareholders during the first quarter of 2017.

An additional discount to the Preferred Shares of $4.5 million was created due to the allocation of proceeds to the Warrants which were issued with the Preferred Shares. This discount is amortized proportionately as the Preferred Shares are converted. No Preferred Shares were converted during the three or six months ended June 30, 2018. For the three months ended June 30, 2017, we recognized a non-cash deemed dividend to the preferred shareholders of $0.5 million related to the Preferred Shares converted during the period.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. As of December 31, 2017, we recorded the provisional impact from the 2017 Tax Act in accordance with SAB 118. As of June 30, 2018, we have not adjusted any of our provisional amounts that were recorded as of December 31, 2017. We will finalize our adjustments during 2018.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently amended by several other ASUs related to Topic 606 to, among other things, defer the effective date and clarify various aspects of the new revenue guidance including principal versus agent considerations, identifying performance obligations, and licensing, and include other improvements and practical expedients. We adopted ASU 2014-09, as amended, effective January 1, 2018 using the modified retrospective transition method. In July 2017, we entered into a License Agreement with Lee’s (HK), granting Lee’s (HK) rights to develop and commercialize our products in a specific Asian territory. The consideration we are eligible to receive under this agreement includes an upfront payment, contingent revenues in the form of regulatory and commercial milestones, and sales-based milestone and royalty payments. We evaluated the License Agreement under ASU 2014-09 and determined that there was no material impact to revenues for any of the years presented upon adoption. Additionally, there were no revisions to any balance sheet components of revenues such as deferred revenues or beginning retained earnings as a result of the adoption of the modified retrospective method. The primary impact on our financial statements is related to revised or additional disclosures with respect to revenues and cash flows arising from contracts with customers, which are included in Note 11 – Out-Licensing Agreement.

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

On April 4, 2018, we completed a private placement offering pursuant to a Securities Purchase Agreement (SPA) and Registration Rights Agreement with LPH II Investments Limited (LPH II), a Cayman Islands company and wholly-owned subsidiary of Lee’s. Under this SPA, LPH II invested $2.6 million and acquired 541,667 shares of our common stock and warrants to purchase 135,417 shares of our common stock at an exercise price of $5.52 per share. The purchase price per share was $4.80. The warrants are exercisable after 6 months and through the seventh anniversary of the issue date. In addition, under the Registration Rights Agreement, we agreed to file an initial resale registration statement with the SEC to register for subsequent resale the shares and the warrant shares. We are required to seek registration of 25% of the shares and warrant shares on such initial resale registration statement. From time to time, following the 180th day from March 30, 2018, LPH II or a majority of the holders of the shares and warrant shares may require us to file additional registration statement(s) to register the resale of the balance of the shares and warrant shares, subject to certain limitations.

Note 6 –	License Revenue with Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

License revenue with affiliate	$356	$-	$560	$-

License revenue with affiliate for the three and six months ended June 30, 2018 represents revenue from a License Agreement with Lee’s (HK) and constitutes a contract with a customer accounted for in accordance with ASC Topic 606, which we adopted effective January 1, 2018 (see, Note 4 – Summary of Significant Accounting Policies – Recently Adopted Accounting Standards and Note 11 – Out-Licensing Agreement). There was no impact to License revenue with affiliate previously recognized as a result of the adoption of ASC Topic 606.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2018	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$638	$638	$-	$-
Certificate of deposit	140	140	-	-
Total Assets	$778	$778	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2017	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,815	$1,815	$-	$-
Certificate of deposit	225	225	-	-
Total Assets	$2,040	$2,040	$-	$-

Note 8 –	Loan Payable

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

Note 9 –	Restructured debt liability

	June 30,	December 31,
(in thousands)	2018	2017

Restructured debt liability - contingent milestone payments	$15,000	$15,000

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data) Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2018	84	$163.20
Granted	-	-
Forfeited or expired	(1)	693.45
Outstanding at June 30, 2018	83	$158.88	7.3

Vested and exercisable at June 30, 2018	65	$195.43	7.0

Vested and expected to vest at June 30, 2018	82	$159.40	7.3

(in thousands, except for weighted-average data)

Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2018	190	$4.33
Awarded	-	-
Vested	-	-
Unvested at June 30, 2018	190	$4.33

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

Six Months Ended June 30,
2017

Weighted average expected volatility	79%
Weighted average expected term	6.6
Weighted average risk-free interest rate	2.22%
Expected dividends	-

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Research and development	$30	$124	$140	$283
Selling, general and administrative	110	130	418	271
Total	$140	$254	$558	$554

Note 11 –	Out-Licensing Agreement

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

Regulatory and commercialization milestones were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. As part of our evaluation of the constraint, we considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: our financial position; ongoing delays in our development activities and with initiating phase 3 clinical trial; our limited experience with successful drug development; our limited experience with clinical trials; our recent failure to achieve primary endpoints in our phase 2b clinical trial; our limited experience with commercialization; our decision in 2015 to cease manufacturing and commercializing of SURFAXIN; and the fact that the uncertainty about the related consideration is not expected to be resolved for a long period of time (see, Item 1A – Risk Factors).

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

On July 2, 2018, we issued to Panacea Venture Management Company Ltd. (Panacea), a Secured Convertible Promissory Note (the Note) with respect to Loans (defined below) in the aggregate amount of up to $1.5 million. In connection with the issuance, Panacea made two loans (individually, Loan and collectively, the Loans) to us, the first of which was in the amount of $1.0 million and funded on the date of the Note, and the second of which was in the amount of $500,000 and received on July 23, 2018.

The Loans bear interest on the outstanding principal amount at a rate of 15% per annum until the Note is paid in full or converted into shares of our common stock at a price per share of $4.00, which was the closing price of our common stock as quoted on the OTCQB® trading market operated by the OTC Markets Group on June 29, 2018, the trading day immediately preceding the funding date for the first Loan. In addition, in lieu of converting the Note, Panacea may deliver the Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, may participate. There can be no assurance that such a private placement will be completed. To secure our obligations under the Note, we granted to Panacea a security interest in substantially all of our assets.  The proceeds of these Loans are being used to support our operations while we pursue a potential strategic transaction that could diversify our assets and bring in additional capital (see, “– Note 2 – Liquidity Risks and Management’s Plans”).

In connection with the Loans, we issued to Panacea warrants (the “Series D Warrants”) to purchase 187,500 shares (the “Warrant Shares”) at an exercise price of $4.00 per Warrant Share (the “Exercise Price”). The Warrants may be exercised at any time beginning six months after the date of issuance and through the fifth anniversary of the date of issuance. The Warrants may not be exercised to the extent that the holder thereof would, following such exercise, beneficially own more than 9.99% of the Company’s outstanding shares of Common Stock, which percentage may be increased, decreased or waived by such holder upon sixty-one days’ notice to the Company. The Warrants also contain customary provisions that adjust the Exercise Price and the number of Warrant Shares in the event of a corporate transaction.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. The reader should review the “Forward-Looking Statements” section, and risk factors discussed in the Risk Factors Section and elsewhere in this Quarterly Report on Form 10-Q, which, together with the earlier Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that we filed on May 21, 2018, are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (SEC) on April 17, 2018 (2017 Form 10-K,) and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology company focused on developing novel KL4 surfactant therapies for respiratory diseases and other potential applications. Surfactants are produced naturally in the lung and are essential for normal respiratory function and survival. Our proprietary technology platform includes a synthetic, peptide-containing surfactant (KL4 surfactant) that is structurally similar to endogenous pulmonary surfactant, and novel drug delivery technologies, including our proprietary aerosol delivery system (ADS), being developed to enable noninvasive administration of aerosolized KL4 surfactant. We recently completed design verification for our new phase 3 ADS (which we previously referred to as the “NextGen ADS”), which we plan to use in our remaining AEROSURF® clinical development activities and, if approved, initial commercial activities. We believe that our proprietary technologies may make it possible to develop a pipeline of surfactant products to address a variety of respiratory diseases for which there are few or no approved therapies.

Our lead development program is AEROSURF (lucinactant for inhalation), an investigational combination drug/device product that we are developing to improve the management of respiratory distress syndrome (RDS) in premature infants who may require surfactant therapy to sustain life. The currently-available surfactants in the United States (U.S.) are administered using invasive endotracheal intubation and mechanical ventilation, each of which may result in serious respiratory conditions and other complications. To avoid these risks, many premature infants are initially treated with noninvasive respiratory support such as nasal continuous positive airway pressure (nCPAP). Because nCPAP does not address the underlying surfactant deficiency, many premature infants respond poorly to nCPAP alone (typically within the first 72 hours of life) and may require delayed surfactant therapy administered with invasive intubation (an outcome referred to as “nCPAP failure”). If surfactant therapy could be administered noninvasively, neonatologists would be able to provide surfactant therapy to premature infants earlier in their course of treatment and without exposing them to the risks associated with invasive endotracheal intubation and mechanical ventilation.

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

In addition to advancing AEROSURF, we are assessing potential development pathways to potentially gain marketing approval for lyophilized KL4 surfactant as an intratracheal instillate for the treatment and/or prevention of RDS. Lyophilized KL4 surfactant may potentially provide benefits related to use, including longer shelf life, reduced cold-chain requirements and lower viscosity. We have discussed with the FDA a potential development plan, trial design and regulatory plan for approval. If we can define an acceptable development program that is achievable from a cost, timing and resource perspective, we might seek approval to treat premature infants who, because they are unable to breathe on their own or other reason, cannot benefit from AEROSURF.

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

To leverage our capabilities, maximize the use of our resources and potentially reduce our dependency on a single product candidate, we also seek to enter into strategic alliances, collaboration agreements and other strategic transactions (including without limitation, by merger, acquisition or other corporate transaction). We are currently engaged in discussions for a potential strategic transaction that could diversify our assets and bring in additional capital. There can be no assurance, however, that we will be able to reach agreement on terms and within the time frame acceptable to all parties. Moreover, even if we reach agreement and complete a transaction, there can be no assurance that we will have sufficient resources to fund the continued development of AEROSURF or any other product candidates, that any of our development efforts would be successful, or that we would obtain regulatory approvals needed to commercialize our product candidates in the world’s markets.

In 2017, our AEROSURF phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype ADS.  In response we planned to conduct an additional AEROSURF bridge clinical study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS.  These events and the resulting delay in the AEROSURF clinical development program have made it difficult to attract investors and raise additional capital in the securities markets at this time and, as such, we have depended primarily upon the continuing support of Lee’s Pharmaceutical Holdings Limited (Lee’s), our majority stockholder and licensee in the Asia Pacific markets, and two previously announced loans from Panacea Venture Management Company Ltd. to support our operations while we pursue the potential strategic transaction currently under discussion.  There can be no assurance that such support will continue, however. We believe that our ability to continue as a going concern in the near term is highly dependent upon continuing support from Lee’s, and our ability to continue as a going concern in the long term will be highly dependent upon our ability to secure the capital necessary to timely advance our AEROSURF development program, including plans to execute the AEROSURF bridge study and be in a position to initiate an AEROSURF phase 3 clinical program.

Business and Pipeline Program Updates

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business – Company Overview” and “– Business Strategy,” in the 2017 Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and potential KL4 pipeline initiatives.

The following are business and development program updates for the second quarter ending June 30, 2018:

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

●	In June 2018, we entered into a Guaranty and Replenishment Agreement with Lee’s pursuant to which Lee’s agreed to replenish amounts up to $1 million expended by us that reduce our cash resources to an amount that is less than our planned minimum cash (the amount that would otherwise be required to cover estimated wind-down costs should we be unable at any time to continue as a going concern). Lee’s secured its obligation to us by delivering an Irrevocable Stand-by Letter of Credit (the Letter of Credit) in the amount of $1 million in favor of the Company. As of August 3, 2018, we have not drawn on the Letter of Credit.

●	On July 2, 2018, we issued to Panacea Venture Management Company Ltd. (Panacea), a Secured Convertible Promissory Note (the Note) with respect to Loans (defined below) in the aggregate amount of up to $1.5 million. In connection with the issuance of the Note, Panacea made two loans (individually, each a Loan and collectively, the Loans) to us, the first of which was in the amount of $1.0 million and paid on the date of the Note, and the second of which was in the amount of $500,000 and received on July 23, 2018. The Loans bear interest on the outstanding principal amount at a rate of 15% per annum until the Note is paid in full or converted into shares of our common stock at a price per share of $4.00. In addition, in lieu of converting the Note, Panacea may deliver the Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, may participate. There can be no assurance that such a private placement will be completed. The proceeds of these Loans are being used to support our operations while we pursue a potential strategic transaction that could diversify our assets and bring in additional capital. In connection with the Loans, we issued to Panacea warrants (the “Series D Warrants”) to purchase 187,500 shares (the “Warrant Shares”) at an exercise price of $4.00 per Warrant Share (the “Exercise Price”) (see, “– Note 12 – Subsequent Events”).

●

This Quarterly Report on Form 10-Q includes information concerning our AEROSURF clinical and device development programs. The AEROSURF phase 2b clinical trial has been supported to date, in part, by a $2.6 million Phase IIb award under a Small Business Innovation Research (SBIR) grant from the National Heart, Lung, and Blood Institute (NHLBI) of the National Institutes of Health (NIH) under parent award number R44HL107000.  The content of this Quarterly Report on Form 10-Q is solely our responsibility and does not necessarily represent the official views of the NIH.

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

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended June 30, 2018 and 2017 was $3.0 million and $6.1 million, respectively. The decrease in operating loss from 2017 to 2018 was due to a $3.2 million decrease in operating expenses and a $0.4 million increase in license revenue with affiliate, partially offset by a $0.5 million decrease in grant revenue.

The operating loss for the six months ended June 30, 2018 and 2017 was $7.9 million and $14.3 million, respectively. The decrease in operating loss from 2017 to 2018 was due to a $6.5 million decrease in operating expenses and a $0.6 million increase in license revenue with affiliate, partially offset by a $0.7 million decrease in grant revenue.

The net loss for the three months ended June 30, 2018 and 2017 was $3.1 million and $6.8 million, respectively. Included in the net loss is interest expense of $0.1 million and $0.6 million in 2018 and 2017, respectively.

The net loss for the six months ended June 30, 2018 and 2017 was $7.6 million and $15.5 million, respectively. Included in the net loss is interest expense of $0.2 million and $1.2 million in 2018 and 2017, respectively.

The net loss attributable to common shareholders for the three and six months ended June 30, 2018 was $3.1 million (or $0.81 basic net loss per common share) and $7.6 million (or $2.17 basic net loss per common share). The net loss attributable to common shareholders for the three and six months ended June 30, 2017 was $7.3 million (or $14.37 basic net loss per common share) and $19.6 million (or $40.96 basic net loss per common share). Included in the net loss attributable to common shareholders for the three and six months ended June 30, 2017 is a $0.5 million and a $4.1 million non-cash deemed dividend on preferred stock, respectively (see, “Note 4 – Summary of Significant Accounting Policies – Beneficial Conversion Feature”).

Grant revenue

For the three months ended June 30, 2018 and 2017, we recognized grant revenue of $0.7 million and $1.1 million, respectively.

Grant revenue for the three months ended June 30, 2018 consists of $0.7 million of funds received and expended under a Phase II Small Business Innovation Research Grant (SBIR) from the National Heart, Lung, and Blood Institute (NHLBI) of the NIH to support the AEROSURF phase 2b clinical trial (AEROSURF Grant). Grant revenue for the three months ended June 30, 2017 includes $0.9 million of funds received and expended under the AEROSURF Grant and $0.2 million of funds under a Phase II SBIR grant from the National Institute of Allergy and Infectious Diseases (NIAID) to support continued development of our aerosolized KL4 surfactant as a potential medical countermeasure to mitigate acute and chronic/late-phase radiation-induced lung injury (Radiation Grant).

For the six months ended June 30, 2018 and 2017, we recognized grant revenue of $0.7 million and $1.4 million, respectively. Grant revenue for the six months ended June 30, 2018 consists of $0.7 million of funds received and expended under the AEROSURF Grant. Grant revenue for the six months ended June 30, 2017 includes $1.1 million of funds received and expended under the AEROSURF Grant and $0.3 million of funds under the Radiation Grant.

As of June 30, 2018, all funding under the AEROSURF Grant and the Radiation Grant has been received and $0.1 million related to the Radiation Grant is currently recorded as deferred revenue and will be recognized as grant revenue when the funds are expended.

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

For the three and six months ended June 30, 2018, we recognized license revenue with affiliates of $0.4 million and $0.6 million, respectively, which had previously been included in deferred revenue – current portion.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we account for such costs by category rather than by project. As many of our research and development activities form the foundation for the development of our KL4 surfactant and drug delivery technologies, they are expected to benefit more than a single project. For that reason, we cannot reasonably estimate the costs of our research and development activities on a project-by-project basis. We believe that tracking our expenses by category is a more accurate method of accounting for these activities. Our research and development costs consist primarily of expenses associated with (a) product development and manufacturing, (b) clinical, medical and regulatory operations, and (c) direct preclinical and clinical development programs. We also account for research and development and report annually by major expense category as follows: (i) salaries and benefits, (ii) contracted services, (iii) raw materials, aerosol devices and supplies, (iv) rents and utilities, (v) depreciation, (vi) contract manufacturing, (vii) travel, (viii) stock-based compensation and (ix) other.

Research and development expenses by category for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Product development and manufacturing	$1,691	$1,830	$3,282	$3,707
Clinical, medical and regulatory operations	966	1,569	2,196	3,377
Direct preclinical and clinical programs	222	2,084	519	4,812
Total Research and Development Expenses	$2,879	$5,483	$5,997	$11,896

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

Product development and manufacturing expenses decreased $0.1 million for the three months ended June 30, 2018 and $0.4 million for the six months ended June 30, 2018 compared to the same periods in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) a July 2017 workforce reduction.

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

Clinical, medical and regulatory operations expenses decreased $0.6 million for the three months ended June 30, 2018 and $1.2 million for the six months ended June 30, 2018 compared to the same periods in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) a July 2017 workforce reduction.

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

Direct preclinical and clinical development programs expenses decreased $1.9 million for the three months ended June 30, 2018 and $4.3 million for the six months ended June 30, 2018 compared to the same periods in 2017 due to a decrease in AEROSURF phase 2 clinical development program costs following the completion of enrollment in the phase 2a and phase 2b clinical trials during the second quarter of 2017.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

General and Administrative Expenses	$1,208	$1,804	$3,134	$3,726

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses decreased $0.6 million in each of the three and six month periods ended June 30, 2018 compared to the same periods in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) a July 2017 workforce reduction.

Other Income and (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Interest income	$4	$3	$8	$6
Interest expense	(92)	(615)	(182)	(1,226)
Other income	72	-	486	-
Other income / (expense), net	$(16)	$(612)	$312	$(1,220)

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had cash and cash equivalents of $0.6 million and current liabilities of $15.2 million. On July 2, 2018, we secured $1.5 million in additional capital, and as of August 3, 2018, we had cash and cash equivalents of $0.7 million, which we believe is sufficient to maintain our operations through mid-August 2018.  We are currently engaged in discussions for a potential strategic transaction that could diversify our assets and bring in additional capital to fund our activities. As we seek to finalize that transaction, Lee’s Pharmaceutical Holdings Limited (Lee’s), the majority holder of our common stock, has indicated to us that it will provide us interim financial support while we work to complete the strategic transaction; however, we have not executed agreements for any additional advances at this time and there can be no assurance that additional interim support will be forthcoming.  Moreover, in connection with these activities, we are incurring and will continue to incur potentially significant legal, accounting, and other professional fees that represent an additional financial burden for which we will require additional capital.

We expect to continue to incur significant losses and will require significant additional capital to support our operations, advance our AEROSURF clinical development program, and satisfy existing obligations, and we do not currently have sufficient cash and cash equivalents for at least the next year following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through one or more of the following: (i) strategic transactions, including potential alliances and collaborations focused on markets outside the U.S., as well as potential combinations (including by merger or acquisition) or other corporate transactions; and (ii) through private placements of our equity securities, although there can be no assurance that we will be able to secure such transactions or complete a private placement on acceptable terms, if at all. Although we are currently engaged in active diligence and discussions for a potential strategic transaction, there is no guarantee we will be able to complete the strategic transaction. In addition, if none of the other alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

In April 2018, we completed a $2.6 million private placement offering with LPH II Investments Limited (LPH II), a wholly-owned subsidiary of Lee’s, from which we received net proceeds of approximately $2.5 million. In June 2018, we entered into a Guaranty and Replenishment Agreement with Lee’s pursuant to which Lee’s agreed to replenish amounts expended by us that reduce our cash resources to an amount that is less than our planned minimum cash (the amount that would otherwise be required to cover estimated wind-down costs should we be unable at any time to continue as a going concern). Lee’s secured its obligation to us by delivering an Irrevocable Stand-by Letter of Credit (the Letter of Credit) in the amount of $1 million in favor of the Company, which expires on October 31, 2018.  As of August 3, 2018, we have not drawn on the Letter of Credit.

On July 2, 2018, we issued to Panacea Venture Management Company Ltd. (Panacea), a Secured Convertible Promissory Note (the Note) with respect to a loan facility in the aggregate amount of up to $1.5 million. In connection with the issuance of the Note, Panacea made two loans (individually, each a Loan and collectively, the Loans) to us, the first of which was in the amount of $1.0 million and paid on the date of the Note and the second of which was in the amount of $500,000 and received on July 23, 2018. The Loans bear interest on the outstanding principal amount at a rate of 15% per annum until the Note is paid in full or converted into shares of our common stock at a price per share of $4.00. In addition, in lieu of converting the Note, Panacea may deliver the Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, may participate. There can be no assurance that such a private placement will be completed. In connection with these Loans, we granted to Panacea a security interest in substantially all our assets. The proceeds of these Loans are being used to support our operations while we pursue a potential strategic transaction that could diversify our assets and bring in additional capital.

In 2017, our AEROSURF phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype ADS.  In response, in November 2017, we planned to conduct an additional AEROSURF bridge clinical study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS.  These events and the resulting delay in the AEROSURF clinical development program have made it difficult to attract investors and raise additional capital in the securities markets at this time and, as such, we have depended primarily upon the continuing support of Lee’s Pharmaceutical Holdings Limited (Lee’s), our majority stockholder and licensee in the Asia Pacific markets, and two previously announced loans from Panacea Venture Management Company Ltd. to support our operations while we pursue the potential strategic transaction currently under discussion.  There can be no assurance that such support will continue, however. We believe that our ability to continue as a going concern in the near term is highly dependent upon continuing support from Lee’s, and our ability to continue as a going concern in the long term will be highly dependent upon our ability to secure the capital necessary to timely advance our AEROSURF development program, including plans to execute the AEROSURF bridge study and be in a position to initiate an AEROSURF phase 3 clinical program, and achieve results that can attract investor interest. Our AEROSURF development program activities are subject to significant risks and uncertainties, such that there can be no assurance that we will be successful in completing these activities in accordance with our plans, or at all. If our AEROSURF development program activities should be delayed for any reason, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our clinical programs. Even if we complete our AEROSURF development program activities as planned, if the results are inconclusive, or present an unacceptable benefit/risk profile, we may be unable to secure the additional capital that we will require to continue our development activities and operations, which could have a material adverse effect on our business.  In that event, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

As we seek to secure the needed capital through strategic transactions and private placement equity offerings,  we will be subject to regulatory and other restrictions, including that our status as a smaller reporting company makes us ineligible to use a registration statement on Form S‑3 to register our securities and will have to use a long-form Form S-1, the preparation of which would be more time-consuming and costly; our controlling stockholder may not approve a strategic transaction recommended by our Board, or agree to increase the number of shares of common stock authorized under our Certificate of Incorporation, which could impair our ability in the future to conduct equity financings or enter into certain strategic transactions; and our efforts may be adversely affected by potentially unfavorable credit and financial markets.  Under these circumstances, we cannot be certain that we will be able to raise a sufficient amount when needed, if at all, on favorable terms or otherwise.

As of June 30, 2018, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 113.5 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Cash Flows

Cash outflows for the six months ended June 30, 2018, consist of $6.3 million used for ongoing operating activities offset by cash inflows for the six months ended June 30, 2018 of $5.0 million for financing activities.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was $6.3 million and $12.9 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The decrease in net cash used in operating activities is due to our ongoing efforts to conserve cash as well the completion of enrollment in the phase 2a and phase 2b clinical trials during the second quarter of 2017.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 represents $9,000 in proceeds from the sale of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2017 represents capital expenditures of $24,000.

Financing Activities

Net cash provided by financing activities for six months ended June 30, 2018 was $5.0 million and represents loan proceeds of $1.5 million and $1.0 million related to loan agreements with LPH, an affiliate of Lee’s, and $2.6 million from a private placement offering with LPH II, a wholly-owned subsidiary of Lee’s, from which we received net proceeds of approximately $2.5 million.

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

On July 2, 2018, we issued to Panacea Venture Management Company Ltd. (Panacea), a Secured Convertible Promissory Note (the Note) with respect to Loans (defined below) in the aggregate amount of up to $1.5 million. In connection with the issuance of the Note, Panacea made two loans (individually, each a Loan and collectively, the Loans) to us, the first of which was in the amount of $1.0 million and paid on the date of the Note, and the second of which was in the amount of $500,000 and received on July 23, 2018.  The Loans bear interest on the outstanding principal amount at a rate of 15% per annum until the Note is paid in full or converted into shares of our common stock at a price per share of $4.00. In addition, in lieu of converting the Note, Panacea may deliver the Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, may participate. There can be no assurance that such a private placement will be completed.  In connection with these Loans, we granted to Panacea a security interest in substantially all our assets. The proceeds of these Loans are being used to support our operations while we pursue the potential strategic transaction that could diversify our assets and bring in additional capital. (See, “– Overview – Business and Pipeline Program Updates.”)

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2018, we had cash and cash equivalents of $0.6 million and current liabilities of $15.2 million.  In early July 2018, we issued a Secured Convertible Promissory Note to Panacea Venture Management Company Ltd. (Panacea) with respect to two loans in the aggregate totaling $1.5 million.  As of August 3, 2018, and before any additional financings, including in connection with potential strategic transactions, we believe that we will only have sufficient cash resources available to support our operations through mid-August 2018. We are currently engaged in discussions for a potential strategic transaction that could provide additional capital to fund our activities. Lee’s Pharmaceutical Holdings Limited (Lee’s), the majority holder of our common stock, has indicated to us that it will provide us interim financial support while we work to complete the strategic transaction; however, we have not executed agreements for any additional advances at this time and there can be no assurance that additional interim support will be forthcoming.  Moreover, in connection with these activities, we are incurring and will continue to incur potentially significant legal, accounting, and other professional fees that represent an additional financial burden for which we will require additional capital.

We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development programs, support our business operations and pay our existing obligations on a timely basis. However, in 2017, our AEROSURF phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype ADS.  In response, we planned to conduct an additional AEROSURF bridge clinical study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS.  These events and the resulting delay in the AEROSURF clinical development program have made it difficult to attract investors and raise additional capital in the securities markets at this time and, as such, we have depended primarily upon the continuing support of Lee’s Pharmaceutical Holdings Limited (Lee’s), our majority stockholder and licensee in the Asia Pacific markets, and two previously announced loans from Panacea Venture Management Company Ltd. while we pursue the potential strategic transaction currently under discussion.

We believe that our ability to continue as a going concern in the near term is highly dependent upon continuing support from Lee’s, and our ability to continue as a going concern in the long term will be highly dependent upon our ability to secure the capital necessary to timely advance our AEROSURF development program, including plans to execute the AEROSURF bridge study and be in a position to initiate an AEROSURF phase 3 clinical program.  Our longer-term plans include securing the additional capital through a combination of public or private equity offerings, and strategic transactions, including potential alliances and collaborations focused on various individual markets, as well as potential combinations (including by merger or acquisition) or other corporate transactions. We are currently engaged in discussions with respect to a specific strategic transaction.  If such transactions are not available, or if available, we are unable to raise sufficient capital through such transaction, we likely will not have sufficient cash resources and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

We seek to enter into strategic alliances, collaboration agreements and other strategic transactions (including without limitation, by merger, acquisition or other corporate transaction) that could potentially provide additional capital and access to additional pipeline products under development that we believe could diversify our portfolio, leverage our capabilities, and improve our ability to attract renewed investor interest and the significant capital that we will require to advance our development programs.  Such strategic transactions expose us to risks and uncertainties that could have a material adverse effect on our business and the AEROSURF® development program.

We seek to enter into strategic alliances, collaboration agreements and other strategic transactions that potentially could provide the additional capital that we need, leverage our capabilities, maximize the use of our resources and reduce our dependency on a single product candidate. We also seek licensing arrangements for AEROSURF and our other KL4 surfactant products in select geographic markets that could bring strategic partners with local development and commercial expertise to support development of AEROSURF in various markets outside the U.S., and financial resources to support our AEROSURF development program. We are currently focused on completing a strategic transaction that could allow us to diversify our product offerings and provide additional capital.

The identification, evaluation, and negotiation of potential strategic transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. We also have limited experience in acquiring other businesses. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and our results of operations, including risks that:

•	the transaction ultimately may not advance our business strategy;
•	we may spend time and resources on opportunities that we are unable to consummate on terms acceptable to us;
•	the transaction may not close or may be delayed;
•	we may incur significant acquisition costs and transition costs;
•	we may experience disruptions on our ongoing operations and divert management’s attention;
•	we expect to assess our newly-diversified product portfolio and potentially adjust our business plan and priorities based on the potential of each product and the resources available to us;
•	we may not realize the expected benefits from the transaction in the expected time period, or at all;
•	we may be unable to retain key personnel;
•	we may experience difficulty and may not be successful in integrating technologies, IT systems, data processing methods and policies, accounting systems, culture, or personnel;
•

businesses we acquire may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

•	we may incur substantial liabilities, whether known or unknown, associated with the transaction;
•	we may assume additional financial or legal exposure, including exposure that is known to us;
•	we may have difficulty entering and operating in new markets or product segments;
•	we may be unable to retain the key relationships and partners of acquired businesses;
•	there may be unknown, underestimated, or undisclosed commitments or liabilities, including actual or threatened litigation;
•	acquisitions could result in dilutive issuances of equity securities or the incurrence of debt; and
•	our business, the acquired business, or the integrated business may be adversely affected by other political, business, and general economic conditions.

The occurrence of any of these risks could have a material adverse effect on our business, operations, financial condition, or cash flows.  In addition, we may enter into strategic partnerships with third parties with the goal of gaining access to new and innovative products and technologies. Strategic partnerships pose many of the same risks as acquisitions or investments.

We cannot guarantee that we will be able to complete the strategic transaction on which we are currently focused or that we will realize any anticipated benefits if we do complete it.  If we do not complete the strategic transaction, it is unlikely that we would be able to find another suitable opportunity that is available at attractive valuations, if at all, within a time for which we may have adequate funding.  Moreover, the relative illiquidity of our common stock may make it more difficult and expensive to initiate or complete any strategic transaction on commercially acceptable terms.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 14, 2018	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: August 14, 2018	By: /s/ John Tattory
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

101.1

The following condensed consolidated financial statements from the Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and June 30, 2017 (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and June 30, 2017, and (v) Notes to Condensed consolidated financial statements.

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