Form 10-Q
period 2018-09-30
WINDTREE THERAPEUTICS INC /DE/
filed 2018-11-14
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 2, 2018, there were outstanding 3,769,088 shares of the registrant’s common stock, par value $0.001 per share.

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

Risks Related to Capital Resource Requirements

•

we require significant additional capital to maintain operations and continue as a going concern. As of November 2, 2018, we have sufficient cash and cash equivalents to maintain our operations through mid-November 2018. We are currently engaged in active diligence and discussions for a potential strategic transaction that, if completed, would bring additional capital and diversify our assets; however, there can be no assurance that we will be able to reach agreement within an acceptable time frame, if at all, and on terms acceptable to all parties. As we work to complete the strategic transaction, Lee’s Pharmaceutical Holdings Limited (Lee’s), which owns a majority interest in our Company, has provided, and has indicated that it will continue to provide, financial support; however, there can be no assurance that additional support will be forthcoming. If we are unable to raise the capital that we require, we may be forced to severely limit our efforts and potentially cease operations. As such, there is substantial doubt about our ability to continue as a going concern;

•

in 2017, our AEROSURF phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype aerosol delivery system (ADS). In 2018, we have completed design verification testing and related development activities for our new phase 3 aerosol delivery system (phase 3 ADS, which we previously referred to as “NextGen ADS”).  We are also planning to conduct an additional AEROSURF bridge clinical study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS. The resulting delay in the AEROSURF clinical development program has made it difficult to raise additional capital in the securities markets and, as a result, we have depended primarily upon the support of Lee’s and two previously announced loans from Panacea Venture Management Company Ltd. There can be no assurance that such support will continue, however; and in any event, we will require additional capital beyond that provided by Lee’s and Panacea to fund our bridge clinical study and there can be no assurance that we will be able to raise such additional capital, through the strategic transaction under discussion or equity offerings in the securities markets, if at all;

•

if we are successful in completing the strategic transaction that is currently being discussed, we may be exposed to potentially significant risks and uncertainties related to the transaction, the expansion of our product offerings and diversion of management’s attention and other resources from our development activities, and we may require additional capital to support our expanded operations; if we are not successful in completing the strategic transaction, we will nevertheless have incurred potentially significant legal, accounting and other professional fees that will require additional capital;

•

to restore investor confidence and attract sustained financial support, we believe that we must timely advance our AEROSURF development program through our planned device bridging clinical study and be in a position to initiate an AEROSURF phase 3 clinical program; however, due to cash resource constraints, we have been forced to slow the pace of development while we seek to complete the strategic transaction, the discussions for which have extended longer than previously anticipated, and secure the required additional capital. Even if we are successful in completing the strategic transaction and securing the required additional capital we require to fund the AEROSURF bridge study, we expect that we will continue to incur ongoing significant losses and will require significant additional capital to support our late-stage development, regulatory and business activities. In addition, our ability to raise such capital may be adversely impacted by future unforeseen adverse developments;

•

our common stock has been quoted on the OTC Markets Group Inc.’s OTCQB® Market (OTCQB) tier since May 5, 2017, and has experienced, over time, lower trading volumes and reduced analyst interest. In addition, the share combination (1-for-20 reverse split) that was effective December 22, 2017 had the effect of reducing the number of shares outstanding and further lowering our trading volumes. These conditions may make it more difficult to raise capital when needed. Our stockholders also may find it more difficult to trade our securities on the OTCQB, and the value and liquidity of our common stock may be adversely affected, which could have a material adverse effect on our ability to raise the additional capital that we require. Moreover, even if we are successful in raising the required capital, any equity financings could result in substantial equity dilution of stockholders' interests;

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

Risks related to Development Activities

•

our AEROSURF development program could be adversely affected by such risks as: our new phase 3 ADS may not perform in a consistent and predictable manner; we may miscalculate the treatment effect or comparator performance or underpower the size of a clinical study; variability in patient management among physicians, institutions and countries may adversely affect the results of our clinical study or we could experience adverse events that impact the benefit/risk profile; we may experience problems in our efforts to manufacture, test and release lyophilized KL4 surfactant and phase 3 ADS devices and procure other supplies; and our efforts to initiate, conduct and monitor clinical programs in clinical sites in multiple jurisdictions could be adversely affected by unforeseen events and requirements or delayed, which potentially could have a material adverse effect on our development programs, business and operations;

•

we must participate in rigorous regulatory processes to potentially gain approval for any drug, medical device or combination drug/device product candidate; in that regard, FDA or other regulatory authorities may withhold or delay consideration of our applications, may not agree with us on matters raised during the review process, or may require us to conduct significant unanticipated activities to advance our product candidates; FDA or other regulatory authorities may not approve our applications or may limit approval of our products to particular indications or impose unanticipated label limitations;

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

•

we have transferred manufacturing processes for our KL4 surfactant to our CMO, with elements of the final process validation pending, and to Lee’s pursuant to a License Agreement with Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)), a subsidiary of Lee’s.  We are engaged in a technology transfer of our manufacturing processes for our ADS to a device manufacturer and assembler, which is expected to produce phase 3 ADSs and disposable components for use in our planned clinical programs. Such technology transfers, related process validation and/or design verification and validation activities may be time consuming and expensive and we may experience problems, delays and setbacks that could affect our timeline for further development and clinical activities;

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

•

our device manufacturer and assembler, whom we expect to manufacture and assemble our ADS for our continuing clinical programs and, if approved, commercial activities, and support further ADS development and manufacturing process enhancements, may experience problems, delays and materials shortages;

•

our CMOs and suppliers of our APIs may experience problems in manufacturing our drug product, APIs and medical device components from time to time; ultimately, if our products are approved, they may experience problems complying with the final drug and medical device approval specifications;

Other Risks Affecting Our Business

•

in the third quarter of 2017, Lee’s acquired a controlling interest in us through a subsidiary, LPH Investments Limited, and as such holds sufficient voting power to approve transactions that may not be in the best interests of other stockholders or recommended by management, or to take control of the Board of Directors by nominating and electing its own directors; in addition, we have entered into a License Agreement granting Lee’s (HK) rights to develop and commercialize our products in a specific Asian territory and Lee’s could use its voting power to benefit Lee’s (HK), which could give rise to potential or apparent conflicts of interest; and

•

other risks and uncertainties detailed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference in this report, other risks and uncertainties detailed in “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on April 17, 2018, and our 2018 Quarterly Reports and filings with the SEC and any amendments thereto.

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

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2018	December 31, 2017
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$640	$1,815
Prepaid expenses and other current assets	399	422
Total current assets	1,039	2,237

Property and equipment, net	764	885
Restricted cash	140	225
Total assets	$1,943	$3,347

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,519	$3,048
Collaboration payable	3,770	3,624
Accrued expenses	4,069	4,204
Deferred revenue - current portion	503	884
Loan payable	4,280	-
Convertible note payable, $1,500 net of discount of $531 at September 30, 2018	969	-
Total current liabilities	18,110	11,760

Restructured debt liability - contingent milestone payments	15,000	15,000
Deferred revenue - non-current portion	-	407
Other liabilities	166	100
Total liabilities	33,276	27,267

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,701 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2018 and December 31, 2017; 3,769,162 shares issued at September 30, 2018 and December 31, 2017; 3,769,088 shares outstanding at September 30, 2018 and December 31, 2017	4	3
Additional paid-in capital	620,322	616,245
Accumulated deficit	(648,605)	(637,114)
Treasury stock (at cost); 74 shares	(3,054)	(3,054)
Total stockholders' equity	(31,333)	(23,920)
Total liabilities & stockholders' equity	$1,943	$3,347

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Grant revenue	$70	$17	$765	$1,383
License revenue with affiliate	159	-	719	-
Total revenues	229	17	1,484	1,383

Expenses:
Research and development	2,197	3,062	8,194	14,958
General and administrative	1,500	1,749	4,634	5,475
Total operating expense	3,697	4,811	12,828	20,433
Operating loss	(3,468)	(4,794)	(11,344)	(19,050)

Other income / (expense):
Interest income	1	3	9	9
Interest expense	(460)	(652)	(642)	(1,878)
Other income	-	-	486	-
Other income / (expense), net	(459)	(649)	(147)	(1,869)

Net loss	$(3,927)	$(5,443)	$(11,491)	$(20,919)

Deemed dividend on Series A preferred stock	-	(2,234)	-	(6,370)

Net loss attributable to common shareholders	$(3,927)	$(7,677)	$(11,491)	$(27,289)

Net loss per common share
Basic and diluted	$(1.04)	$(10.53)	$(3.21)	$(48.45)

Weighted average number of common shares outstanding
Basic and diluted	3,769	729	3,585	563

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,491)	$(20,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	121	147
Amortization of debt discount	303	-
Stock-based compensation	703	839
Amortization of prepaid interest	-	818
Gain on sale of property and equipment	(9)	-
Changes in:
Prepaid expenses and other current assets	23	264
Accounts payable	1,471	3,155
Collaboration payable	146	216
Accrued expenses	(68)	(1,827)
Deferred revenue	(789)	1,070
Net cash used in operating activities	(9,590)	(16,237)

Cash flows from investing activities:
Proceeds from sale of property and equipment	9	-
Purchase of property and equipment	-	(24)
Net cash used in investing activities	9	(24)

Cash flows from financing activities:
Proceeds from loan payable, net of expenses	4,280	2,600
Proceeds from Private Placement issuance of securities, net of expenses	2,541	8,789
Proceeds from convertible note payable	1,500
Proceeds from ATM Program, net of expenses	-	1,036
Net cash provided by financing activities	8,321	12,425
Net increase/(decrease) in cash and cash equivalents	(1,260)	(3,836)
Cash, cash equivalents and restricted cash - beginning of year	2,040	5,813
Cash, cash equivalents and restricted cash - end of year	$780	$1,977

Supplementary disclosure of cash flows information:
Interest paid	$-	$514

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

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

AEROSURF is designed to potentially meaningfully reduce the use of invasive endotracheal intubation and mechanical ventilation by delivering aerosolized KL4 surfactant noninvasively. We believe that AEROSURF, if approved, will allow for earlier treatment of premature infants who currently receive delayed surfactant therapy, decrease the morbidities and complications currently associated with surfactant administration, and reduce the number of premature infants who are subjected to invasive intubation and delayed surfactant therapy following nCPAP failure. We also believe that AEROSURF has the potential to address a serious unmet medical need and potentially provide transformative clinical and pharmacoeconomic benefits. Consistent with our belief, the U.S. Food and Drug Administration (FDA) has granted Fast Track designation for our KL4 surfactant (including AEROSURF) to treat RDS.

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

To leverage our capabilities, maximize the use of our resources and potentially reduce our dependency on a single product candidate, we also seek to enter into strategic alliances, collaboration agreements and other strategic transactions (including without limitation, by merger, acquisition or other corporate transaction). We are pursuing a potential strategic transaction that could diversify our assets and bring in additional capital. There can be no assurance, however, that we will be able to reach agreement on terms and within the time frame acceptable to all parties. Moreover, even if we reach agreement and complete a transaction, there can be no assurance that we will have sufficient resources to fund the continued development of AEROSURF or any other product candidates, that any of our development efforts would be successful, or that we would obtain regulatory approvals needed to commercialize our product candidates in the world’s markets.

Note 2 –	Liquidity Risks and Management’s Plans

As of September 30, 2018, we had cash and cash equivalents of $0.6 million and current liabilities of $18.1 million, including $4.3 million in loans payable (see Note 8 – Loan Payable) and $1.0 million of convertible note payable, net of discount (see Note 9 – Convertible Note Payable). As we remain focused on completing the potential strategic transaction that could diversify our assets and bring in additional capital to fund our activities, we are dependent upon Lee’s Pharmaceutical Holdings Limited (Lee’s), the majority holder of our common stock, to provide us financial support. Since August 2018, Lee’s has provided $2.7 million in financial support in the form of loans (see, Note 8 – Loan Payable and Note 13 – Subsequent Event); however, since we have not executed agreements for any additional advances at this time, there can be no assurance that additional support will be forthcoming. In addition, in connection with the potential strategic transaction, we are incurring and will continue to incur potentially significant legal, accounting, and other professional fees that in any event will represent an additional financial burden for which we will require additional capital. As of November 2, 2018, and before any additional financings, we believe that we will have sufficient cash resources available to support our operations through mid-November 2018.

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

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through the potential strategic transaction on which we are currently focused, which would provide access to additional products to diversify our offerings and additional capital to fund our operations.  Although we are currently actively engaged in diligence and discussions to complete this strategic transaction, there can be no assurance that we will be able to complete it within an acceptable time and on terms that are favorable to us.  If for any reason we are unable to complete the strategic transaction as planned, it is unlikely that we would be able to identify and enter into another suitable opportunity on acceptable terms and within a time for which we may have adequate funding. In that event, we would not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

In June 2018, we entered into a Guaranty and Replenishment Agreement with Lee’s pursuant to which Lee’s agreed to replenish up to $1 million expended by us that reduce our cash resources below our planned minimum cash (the amount that would otherwise be required to cover estimated wind-down costs should we be unable at any time to continue as a going concern). To secure its obligation to us, Lee’s delivered an Irrevocable Stand-by Letter of Credit (the Letter of Credit) in the amount of $1 million and drawn in our favor, which, following a recent extension, now expires on December 28, 2018. As of November 2, 2018, we have not drawn on the Letter of Credit.

As of November 2, 2018, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 113.3 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Note 3 –	Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. There have been no changes to our critical accounting policies since December 31, 2017. For a discussion of our accounting policies, see, “– Note 4 – Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q, and, in the Notes to Consolidated Financial Statements in our 2017 Form 10-K, “– Note 4 – Accounting Policies and Recent Accounting Pronouncements.”  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

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

Restructured debt liability – contingent milestone payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (See, "– Note 10 – Restructured debt liability"), we established a $15 million long-term liability for contingent AEROSURF regulatory and commercial milestone payments, beginning with the filing for marketing approval in the United States, potentially due under the Exchange and Termination Agreement dated as of October 27, 2017 (Exchange and Termination Agreement), between ourselves and affiliates of Deerfield Management Company L.P. (Deerfield). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

Deferred revenue

Deferred revenue represents amounts received prior to satisfying the revenue recognition criteria (see, Revenue recognition) and are recognized as deferred revenue in our balance sheet.  Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Deferred revenue – current portion.  Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Deferred revenue – non-current portion.

Deferred revenue primarily consists of amounts related to an upfront license fee received in July 2017 in connection with the License Agreement with Lee’s. The revenue will be recognized as our performance obligations under the contract are met (see, Note 12 – Out-Licensing Agreement).

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

In accordance with ASC Topic 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps:

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

We have concluded that our government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer.  We have concluded that the grants meet the definition of a contribution and are non-reciprocal transactions, and have also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply, as we are a business entity and the grants are with governmental agencies.

In the absence of applicable guidance under U.S. GAAP, effective January 1, 2018, we developed a policy for the recognition of grant revenue when the related costs are incurred and the right to payment is realized.

We believe this policy is consistent with the overarching premise in ASC Topic 606, to ensure that revenue recognition reflects the transfer of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC Topic 606. We believe the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC Topic 606.

Prior to January 1, 2018, we recognized revenue as related costs were incurred under the grants given that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Recognized amounts reflected our performance under the grants and equal direct and indirect costs incurred. Revenue and expenses under these arrangements were presented gross. Revenue recognition under this new policy is not materially different than would have been calculated under the old guidance. As a result of the adoption of this policy, there was no change to the amounts we have historically recorded in our financial statements.

Research and development

We account for research and development expense by the following categories: (a) product development and manufacturing, (b) clinical medical and regulatory operations, and (c) direct preclinical and clinical development programs. Research and development expense includes personnel, facilities, manufacturing and quality operations, pharmaceutical and device development, research, clinical, regulatory, other preclinical and clinical activities and medical affairs. Research and development costs are charged to operations as incurred in accordance with ASC Topic 730, Research and Development.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of September 30, 2018 and 2017, the number of shares of common stock potentially issuable upon the conversion of preferred stock or exercise of certain stock options and warrants was 1.3 million and 0.9 million shares, respectively. For the three and nine months ended September 30, 2018 and 2017, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

Net loss per common share – basic and diluted and weighted average number of common shares outstanding for the three and nine months ended September 30, 2017 have been corrected for immaterial calculation errors related to the conversion of preferred stock to common stock during those periods.

We do not have any components of other comprehensive income (loss).

Beneficial Conversion Feature

A beneficial conversion feature arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in the money) at inception due to the conversion option having an effective conversion price that is less than the fair value of the underlying stock at the commitment date.

Preferred Stock

The issuance of Series A Convertible Preferred Stock (Preferred Shares) in the first quarter of 2017 (see, “– Note 5 – Stockholders’ Equity”) resulted in a beneficial conversion feature. We recognized this feature by allocating the intrinsic value of the beneficial conversion feature, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Preferred Shares. As the Preferred Shares are immediately convertible by the holders, the discount allocated to the beneficial conversion feature was immediately accreted and recognized as a $3.6 million one-time, non-cash deemed dividend to the preferred shareholders during the first quarter of 2017.

An additional discount to the Preferred Shares of $4.5 million was created due to the allocation of proceeds to the Warrants which were issued with the Preferred Shares. This discount is amortized proportionately as the Preferred Shares are converted. No Preferred Shares were converted during the three or nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, we recognized a non-cash deemed dividend to the preferred shareholders of $2.2 million and $6.4 million, respectively, related to the Preferred Shares converted during the periods.

Convertible Note

The issuance on July 2, 2018 of a Secured Convertible Promissory Note (the Note) to Panacea Venture Management Company Ltd. (Panacea) with respect to a loan facility in the aggregate amount of $1.5 million resulted in a beneficial conversion feature. We recognized this feature by allocating the relative fair value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the Note. We recorded the Note as current debt at its face value of $1.5 million less debt discount consisting of (i) $0.4 million related to the beneficial conversion feature and (ii) $0.4 million in fair value of the warrants issued in connection with the Note. The discount is being accreted to the $1.5 million loan over its term using the effective interest method.

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

On December 22, 2017, the U.S. government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), which significantly revises U.S. tax law by, among other provisions, lowering the U.S. federal statutory income tax rate to 21%, imposing a mandatory one-time transition tax on previously deferred foreign earnings, and eliminating or reducing certain income tax deductions. As of December 31, 2017, we recorded the provisional impact from the 2017 Tax Act in accordance with SAB 118. As of September 30, 2018, we have not adjusted any of our provisional amounts that were recorded as of December 31, 2017. We will finalize our adjustments during the fourth quarter of 2018.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently amended by several other ASUs related to Topic 606 to, among other things, defer the effective date and clarify various aspects of the new revenue guidance including principal versus agent considerations, identifying performance obligations,  licensing, and other improvements and practical expedients. We adopted ASU 2014-09, as amended, effective January 1, 2018 using the modified retrospective transition method. In June 2017, we entered into a License Agreement with Lee’s (HK), granting Lee’s (HK) rights to develop and commercialize our products in a specific Asian territory. The consideration we are eligible to receive under this agreement includes an upfront payment, contingent revenues in the form of regulatory and commercial milestones, and sales-based milestone and royalty payments. We evaluated the License Agreement under ASU 2014-09 and determined that there was no material impact to revenues for any of the years presented upon adoption. Additionally, there were no revisions to any balance sheet components of revenues such as deferred revenues or beginning retained earnings as a result of using the modified retrospective method. The primary impact on our financial statements is related to revised or additional disclosures with respect to revenues and cash flows arising from contracts with customers, which are included in Note 12 – Out-Licensing Agreement.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting standards. The ASU is effective January 1, 2019. Early adoption is permitted. The standard requires a modified retrospective approach; however, the FASB recently added a transition option to the leases standard that allows entities to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. We have not elected to early adopt this standard.  We are currently evaluating the effect of ASU 2016-02 and believe it may have a material impact on our consolidated financial statements and related disclosures.

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

Note 6 –	License Revenue with Affiliate

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

License revenue with affiliate	$159	$-	$719	$-

License revenue with affiliate for the three and nine months ended September 30, 2018 represents revenue from a License Agreement with Lee’s (HK) and constitutes a contract with a customer accounted for in accordance with ASC Topic 606, which we adopted effective January 1, 2018 (see, Note 4 – Summary of Significant Accounting Policies – Recently Adopted Accounting Standards and Note 12 – Out-Licensing Agreement). There was no impact to License revenue with affiliate previously recognized as a result of the adoption of ASC Topic 606.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2018	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$640	$640	$-	$-
Certificate of deposit	140	140	-	-
Total Assets	$780	$780	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2017	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$1,815	$1,815	$-	$-
Certificate of deposit	225	225	-	-
Total Assets	$2,040	$2,040	$-	$-

Note 8 –	Loan Payable

In January 2018 and March 2018, LPH agreed to lend us $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we seek to identify and advance one or more potential strategic initiatives as defined in the related loan agreements (Funding Event). The loans accrue interest at a rate of 6% per annum and mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a Security Agreement with LPH dated March 1, 2018 (LPH Security Agreement).

In August 2018 and September 2018, LPH agreed to lend us funds to sustain our operations while we continued to work on a strategic transaction.  The initial loan was funded on August 14, 2018 in the amount of $300,000, and subsequent loans on the following dates and in the following amounts: August 29, 2018, in the amount of $480,000; September 12, 2018 in the amount of $500,000; and September 27, 2018 in the amount of $500,000.  The loans accrue interest at a rate of 6% per annum and mature upon the earlier of (i) the closing date for the strategic transaction (as defined in the related loan agreements), provided that the Company is able to raise a minimum of $30 million in connection with such transaction, or (ii) March 31, 2019.  In each case, we granted to LPH a security interest in substantially all of our assets pursuant to the terms of the LPH Security Agreement.

Note 9 –	Convertible Note Payable

September 30,
(in thousands)	2018

Convertible note payable	$1,500
Unamortized discount	(531)
Convertible note payable, net of discount	969

On July 2, 2018, we issued to Panacea a Secured Convertible Promissory Note (the Note) with respect to a loan facility in the aggregate amount of up to $1.5 million, which was funded in two loans of, $1.0 million on the date of the Note and $500,000 on July 23, 2018. The Note has a maturity date of December 31, 2018 and bears interest at a rate of 15% per annum until the Note is paid in full or converted into shares of our common stock at a price per share of $4.00. In addition, in lieu of converting the Note, Panacea may deliver the Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, may participate. There can be no assurance that such a private placement will be completed. In connection with these Loans, we granted to Panacea a security interest in substantially all our assets.

In connection with the Note, we issued to Panacea warrants (the “Series D Warrants”) to purchase 187,500 shares (the “Warrant Shares”) at an exercise price of $4.00 per Warrant Share (the “Exercise Price”). The Warrants may be exercised at any time beginning six months after the date of issuance and through the fifth anniversary of the date of issuance. The Warrants may not be exercised to the extent that the holder thereof would, following such exercise, beneficially own more than 9.99% of the Company’s outstanding shares of Common Stock, which percentage may be increased, decreased or waived by such holder upon sixty-one days’ notice to us. The Warrants also contain customary provisions that adjust the Exercise Price and the number of Warrant Shares in the event of a corporate transaction.

We recorded the Note as current debt at its face value of $1.5 million less debt discounts consisting of (i) $0.4 million fair value of the warrants issued in connection with the Note and (ii) a $0.4 million beneficial conversion feature related to an embedded conversion option that had an effective conversion price that was less than the fair value of the underlying stock at the commitment date. The discount is being accreted to the $1.5 million loan over its term using the effective interest method. The Panacea Warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, and have been classified as equity.

The fair value at issuance of the Panacea Warrants was determined using the Black-Scholes option-pricing model. The input assumptions used in the valuation are the historical volatility of our common stock price, the expected term of the warrants, and the risk-free interest rate based on the five-year treasury bill rate in effect at the measurement date.

Significant Input Assumptions of Warrant Valuation
Historical volatility	103%
Expected term (in years)	5
Risk-free interest rate	2.75%

The following amounts comprise the convertible note interest expense for the periods presented:

September 30,
(in thousands)	2018

Cash interest expense	$51
Non-cash amortization of debt discounts	302
Total convertible note interest expense	353

Note 10 –	Restructured debt liability

	September 30,	December 31,
(in thousands)	2018	2017

Restructured debt liability - contingent milestone payments	$15,000	$15,000

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

Note 11 –	Stock Options and Stock-Based Employee Compensation

We recognize in our condensed consolidated financial statements all stock-based option awards to employees and non-employee directors based on their fair value on the date of grant, calculated using the Black-Scholes option-pricing model. Compensation expense related to stock-based option awards is recognized ratably over the vesting period, which for employees is typically three years.  We recognize restricted stock unit awards to employees and non-employee directors based on their fair value on the date of grant.  Compensation expense related to restricted stock unit awards is recognized ratably over the vesting period, which is typically between approximately six to 18 months.

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data) Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2018	84	$163.20
Granted	-	-
Forfeited or expired	(1)	729.80
Outstanding at September 30, 2018	83	$154.80	7.1

Vested and exercisable at September 30, 2018	66	$186.00	6.9

Vested and expected to vest at September 30, 2018	82	$155.20	7.1

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2018	190	$4.33
Awarded	-	-
Vested	-	-
Unvested at September 30, 2018	190	$4.33

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

Nine Months Ended September 30,
2017

Weighted average expected volatility	79%
Weighted average expected term (years)	6.6
Weighted average risk-free interest rate	2.22%
Expected dividends	-

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Research and development	$29	$77	$169	$360
Selling, general and administrative	116	101	534	372
Total	$145	$178	$703	$732

Note 12 –	Out-Licensing Agreement

Lee’s Pharmaceutical (HK) Ltd.

In June 2017, we entered into a License, Development and Commercialization Agreement (“License Agreement”) with Lee’s Pharmaceutical (HK) Ltd., a company organized under the laws of Hong Kong (“Lee’s (HK)") and an affiliate of Lee's. Under the License Agreement, we granted to Lee’s (HK) an exclusive license with a right to sublicense, (i) to develop and commercialize our KL4 surfactant products, including SURFAXIN®, which was approved by the U.S. Food and Drug Administration (“FDA”) in 2012 for the prevention of respiratory distress syndrome (“RDS”) in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN; and AEROSURF®, an investigative combination drug/device product that is designed to deliver aerosolized KL4 surfactant noninvasively, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the Licensed Territory, which includes the People’s Republic of China (“PRC”), Hong Kong, Thailand, Taiwan and 12 other countries (the “Licensed Territory”). In addition, we granted Lee’s (HK) options to potentially add Japan to the Licensed Territory and to manufacture our ADS in the Licensed Territory, in each case subject to conditions set forth in the License Agreement.

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

In August 2017, we entered into a Loan Agreement, pursuant to which Lee’s (HK) agreed to lend us up to $3.9 million to support our activities through October 31, 2017, while we and Lee’s worked to complete a $10 million securities purchase agreement (Lee’s SPA) pursuant to which Lee’s acquired a controlling interest in our Company effective on November 1, 2017. In connection with the Loan Agreement, we amended the License Agreement (Amendment No. 1) to expand certain of Lee’s (HK) rights, by immediately adding Japan to the licensed territory, accelerating the right to manufacture the ADS in and for the licensed territory, reducing or eliminating certain of the milestone and royalty payments and adding an affiliate of Lee’s (HK) as a party to the License Agreement. As a result, the additional amounts for potential clinical, regulatory and commercial milestone payments were reduced to $35.8 million.

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

We concluded that the licensing rights were not distinct within the context of the contract (i.e., separately identifiable) because the licensing rights do not have stand-alone value from other promised goods and services as Lee’s (HK) could not benefit from the licensing rights without the completion of the technology transfer process for the manufacture of SURFAXIN and SURFAXIN LS. The technology transfer process for the manufacture of our ADS is distinct within the context of the contract because it has stand-alone value from other promised goods and services as Lee’s (HK) could benefit from this right on a stand-alone basis. However, we determined that the ADS manufacturing right has a nominal stand-alone selling price at the time of Amendment No. 1 as the ADS is not yet verified and there is uncertainty with regard to the commercial value of the ADS given that the AEROSURF combination drug/device product is currently in clinical development.

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

Regulatory and commercialization milestones were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. As part of our evaluation of the constraint, we considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: our financial position; ongoing delays in our development activities and with initiating our phase 3 clinical trial; our limited experience with successful drug development; our limited experience with clinical trials; our recent failure to achieve primary endpoints in our phase 2b clinical trial; our limited experience with commercialization; our decision in 2015 to cease manufacturing and commercializing of SURFAXIN; and the fact that the uncertainty about the related consideration is not expected to be resolved for a long period of time (see, Item 1A – Risk Factors).

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

Note 13 –	Subsequent Events

On October 19, 2018 and November 2, 2018, we entered into Loan Agreements (“Loan Agreements”) with LPH wherein LPH agreed to lend us $430,000 and $500,000 (together the “Loans”) to support our operations while we seek to complete a strategic transaction (as defined in the Loan Agreements, the “Strategic Transaction”). The Loans, which were funded on October 19, 2018 and November 2, 2018, each accrue interest at a rate of 6% per annum and mature upon the earlier of (i) the closing date for the Strategic Transaction, provided that the Company is able to raise a minimum of $30 million in connection with such transaction, or (ii) March 31, 2019. In each case, we granted LPH a security interest in substantially all our assets under the LPH Security Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. The reader should review the “Forward-Looking Statements” section, and risk factors discussed in the Risk Factors Section and elsewhere in this Quarterly Report on Form 10-Q, which, together with the earlier Quarterly Reports on Form 10-Q for the quarter that we filed on May 21, 2018, and August xx, 2018, are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we filed with the Securities and Exchange Commission (SEC) on April 17, 2018 (2017 Form 10-K,) and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

AEROSURF is designed to potentially meaningfully reduce the use of invasive endotracheal intubation and mechanical ventilation by delivering aerosolized KL4 surfactant noninvasively. We believe that AEROSURF, if approved, will allow for earlier treatment of premature infants who currently receive delayed surfactant therapy, decrease the morbidities and complications currently associated with surfactant administration, and reduce the number of premature infants who are subjected to invasive intubation and delayed surfactant therapy following nCPAP failure. We also believe that AEROSURF has the potential to address a serious unmet medical need and potentially provide transformative clinical and pharmacoeconomic benefits. Consistent with our belief, FDA has granted Fast Track designation for our KL4 surfactant (including AEROSURF) to treat RDS.

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

To leverage our capabilities, maximize the use of our resources and potentially reduce our dependency on a single product candidate, we also seek to enter into strategic alliances, collaboration agreements and other strategic transactions (including without limitation, by merger, acquisition or other corporate transaction). We are pursuing a potential strategic transaction that could diversify our assets and bring in additional capital. There can be no assurance, however, that we will be able to reach agreement on terms and within the time frame acceptable to all parties. Moreover, even if we reach agreement and complete a transaction, there can be no assurance that we will have sufficient resources to fund the continued development of AEROSURF or any other product candidates, that any of our development efforts would be successful, or that we would obtain regulatory approvals needed to commercialize our product candidates in the world’s markets.

In 2017, our AEROSURF phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype aerosol delivery system (ADS). In 2018, we have completed design verification testing and related development activities for our new phase 3 aerosol delivery system (phase 3 ADS, which we previously referred to as “NextGen ADS”). We are also planning to conduct an additional AEROSURF bridge clinical study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS. The resulting delay in the AEROSURF clinical development program has made it difficult to raise additional capital in the securities markets and, as a result, we have depended primarily upon the support of Lee’s and two previously announced loans from Panacea Venture Management Company Ltd. There can be no assurance that such support will continue, however; and in any event, we will require additional capital beyond that provided by Lee’s and Panacea to fund our bridge clinical study and there can be no assurance that we will be able to raise such additional capital, through the strategic transaction under discussion or equity offerings in the securities markets, if at all.

We believe that our ability to continue as a going concern in the near term is highly dependent upon continuing support from Lee’s, and our ability to continue as a going concern in the long term will be highly dependent upon our ability to complete the strategic transaction on terms that are acceptable and secure the capital necessary to timely advance our AEROSURF development program, including plans to execute the AEROSURF bridge study and be in a position to initiate an AEROSURF phase 3 clinical program.

Business and Pipeline Program Updates

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business – Company Overview” and “– Business Strategy,” in the 2017 Form 10-K, which contains a discussion of our Business and Business Strategy, as well as information concerning our proprietary technologies and potential KL4 pipeline initiatives.

The following are business and development program updates for the third quarter ending September 30, 2018:

●

Marvin E. Rosenthale, Ph.D., a long-standing member of the Company’s Board of Directors, passed away on August 13, 2018 at the age of 84. Dr. Rosenthale served as a valued member of the Board since 1998 and throughout his tenure was an enthusiastic supporter of the Company; his presence will be greatly missed. At the time of his passing, Dr. Rosenthale was Chairman of the Board’s Nomination and Governance Committee and a member of the Audit Committee. Dr. Rosenthale’s position on the Board will remain open until the Company is able to appoint a successor.

●	On July 2, 2018, we issued to Panacea Venture Management Company Ltd. (Panacea), a Secured Convertible Promissory Note (the Note) with respect to a loan facility in the aggregate amount of up to $1.5 million, which was funded in two loans of, 1.0 million on the date of the Note and $500,000 on July 23, 2018. The Loans bear interest at a rate of 15% per annum until the Note is paid in full or converted into shares of our common stock at a price per share of $4.00. In addition, in lieu of converting the Note, Panacea may deliver the Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, may participate. There can be no assurance that such a private placement will be completed. In connection with these Loans, we granted to Panacea a security interest in substantially all our assets.

●	In addition to amounts received from Panacea in connection with the Secured Convertible Promissory Note, we received from an affiliate of Lee’s several loans to sustain our operations while we seek to complete the strategic transaction in which we have been focused. These transactions are described below under Loan Payable.

●	Previously, on June 13, 2018, we entered into a Guaranty and Replenishment Agreement (Guaranty Agreement) with Lee’s Pharmaceutical Holdings Limited (Lee’s) pursuant to which Lee’s agreed to replenish amounts that we might expend out of our Minimum Cash (as defined in the Guaranty Agreement). Lee’s secured its obligation to us with an Irrevocable Stand-by Letter of Credit (the Letter of Credit) in the amount of $1,000,000 issued in our favor. The Letter of Credit originally expired on October 31, 2018. On October 10, 2018, Lee’s amended the Letter of Credit to extend the expiry date to December 28, 2018.

●

This Quarterly Report on Form 10-Q includes information concerning our AEROSURF clinical and device development programs. The AEROSURF phase 2b clinical trial has been supported to date, in part, by a $2.6 million Phase IIb award under a Small Business Innovation Research (SBIR) grant from the National Heart, Lung, and Blood Institute (NHLBI) of the National Institutes of Health (NIH) under parent award number R44HL107000.  In addition, we received funding under a Phase II SBIR grant from the National Institute of Allergy and Infectious Diseases (NIAID) under parent grant number R44AI102308.

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

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended September 30, 2018 and 2017 was $3.5 million and $4.8 million, respectively. The decrease in operating loss from 2017 to 2018 was due to a $1.1 million decrease in operating expenses and a $0.2 million increase in total revenue.

The operating loss for the nine months ended September 30, 2018 and 2017 was $11.3 million and $19.1 million, respectively. The decrease in operating loss from 2017 to 2018 was due to a $7.6 million decrease in operating expenses and a $0.1 million increase in total revenue.

The net loss for the three months ended September 30, 2018 and 2017 was $3.9 million and $5.4 million, respectively. Included in the net loss is interest expense of $0.5 million and $0.7 million in 2018 and 2017, respectively.

The net loss for the nine months ended September 30, 2018 and 2017 was $11.5 million and $20.9 million, respectively. Included in the net loss is interest expense of $0.6 million and $1.9 million in 2018 and 2017, respectively.

The net loss attributable to common shareholders for the three and nine months ended September 30, 2018 was $3.9 million (or $1.04 basic net loss per common share) and $11.5 million (or $3.21 basic net loss per common share). The net loss attributable to common shareholders for the three and nine months ended September 30, 2017 was $7.7 million (or $10.53 basic net loss per common share) and $27.3 million (or $48.45 basic net loss per common share). Included in the net loss attributable to common shareholders for the three and nine months ended September 30, 2017 is a $2.2 million and a $6.4 million non-cash deemed dividend on preferred stock, respectively (see, “Note 4 – Summary of Significant Accounting Policies – Beneficial Conversion Feature”).

Grant revenue

For the three months ended September 30, 2018, we recognized grant revenue of $0.1 million, which had previously been recorded as deferred revenue, and consists of funds received and expended under a Phase II SBIR grant from NIAID to support continued development of our aerosolized KL4 surfactant as a potential medical countermeasure to mitigate acute and chronic/late-phase radiation-induced lung injury (Radiation Grant).

For the nine months ended September 30, 2018 and 2017, we recognized grant revenue of $0.7 million and $1.4 million, respectively. Grant revenue for the nine months ended September 30, 2018 consists of $0.7 million of funds received and expended under a Phase II SBIR from the NHLBI of the NIH to support the AEROSURF phase 2b clinical trial (AEROSURF Grant). Grant revenue for the nine months ended September 30, 2017 includes $1.1 million of funds received and expended under the AEROSURF Grant and $0.3 million of funds under the Radiation Grant.

As of September 30, 2018, all funding under the AEROSURF Grant and the Radiation Grant has been received and recognized in revenue.

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

For the three and nine months ended September 30, 2018, we recognized license revenue with affiliates of $0.2 million and $0.7 million, respectively, which had previously been included in deferred revenue – current portion.

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

Research and development expenses by category for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Product development and manufacturing	$1,053	$1,306	$4,335	$5,013
Clinical, medical and regulatory operations	966	1,277	3,162	4,654
Direct preclinical and clinical programs	178	479	697	5,291
Total Research and Development Expenses	$2,197	$3,062	$8,194	$14,958

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.1 and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Product development and manufacturing expenses decreased $0.2 million for the three months ended September 30, 2018 and $0.7 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) for the nine-month period, a July 2017 workforce reduction.

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

Clinical, medical and regulatory operations expenses decreased $0.3 million for the three months ended September 30, 2018 and $1.5 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) for the nine-month period, a July 2017 workforce reduction.

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

Direct preclinical and clinical development programs expenses decreased $0.3 million for the three months ended September 30, 2018 and $4.6 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to a decrease in AEROSURF phase 2 clinical development program costs following the completion of enrollment in the phase 2a and phase 2b clinical trials during the second quarter of 2017.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

General and Administrative Expenses	$1,500	$1,749	$4,634	$5,475

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses decreased $0.2 million for the three months ended September 30, 2018 and $0.8 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to (i) our ongoing efforts to conserve cash and reduce costs and (ii) for the nine-month period, a July 2017 workforce reduction.

Other Income and (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Interest income	$1	$3	$9	$9
Interest expense	(460)	(652)	(642)	(1,878)
Other income	-	-	486	-
Other income / (expense), net	$(459)	$(649)	$(147)	$(1,869)

For 2018, interest expense consists of interest expense associated with the Convertible note payable, the Collaboration payable and the Loan payable. For 2017, interest expense primarily consists of interest expense associated with the Deerfield Loan (see, “Note 9 – Restructured debt liability”).

Other income primarily consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had cash and cash equivalents of $0.6 million and current liabilities of $18.1 million, including $4.3 million in loans payable (see Note 8 – Loan Payable) and $1.0 million of convertible note payable, net of discount (see Note 9 – Convertible Note Payable).  As we remain focused on completing the potential strategic transaction that could diversify our assets and bring in additional capital to fund our activities, we are dependent upon Lee’s Pharmaceutical Holdings Limited (Lee’s), the majority holder of our common stock, to provide us financial support. Since August 2018, Lee’s has provided $2.7 million in financial support in the form of loans (see, Note 8 – Loan Payable and Note 13 – Subsequent Event); however, since we have not executed agreements for any additional advances at this time, there can be no assurance that additional support will be forthcoming.   In addition, in connection with the potential strategic transaction, we are incurring and will continue to incur potentially significant legal, accounting, and other professional fees that in any event will represent an additional financial burden for which we will require additional capital.  As of November 2, 2018, and before any additional financings, we believe that we will have sufficient cash resources available to support our operations through mid-November 2018.

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

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through the potential strategic transaction on which we are currently focused, which would provide access to additional products to diversify our offerings and additional capital to fund our operations.  Although we are currently actively engaged in diligence and discussions to complete this strategic transaction, there can be no assurance that we will be able to complete it within an acceptable time and on terms that are favorable to us.  If for any reason we are unable to complete the strategic transaction as planned, it is unlikely that we would be able to identify and enter into another suitable opportunity on acceptable terms and within a time for which we may have adequate funding. In that event, we would not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

In June 2018, we entered into a Guaranty and Replenishment Agreement with Lee’s pursuant to which Lee’s agreed to replenish up to $1 million expended by us that reduce our cash resources below our planned minimum cash (the amount that would otherwise be required to cover estimated wind-down costs should we be unable at any time to continue as a going concern). To secure its obligation to us, Lee’s delivered an Irrevocable Stand-by Letter of Credit (the Letter of Credit) in the amount of $1 million and drawn in our favor, which, following a recent extension, now expires on December 28, 2018. As of November 2, 2018, we have not drawn on the Letter of Credit.

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

As of November 2, 2018, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 113.3 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Cash Flows

Cash outflows for the nine months ended September 30, 2018, consist of $9.6 million used for ongoing operating activities offset by cash inflows for the nine months ended September 30, 2018 of $8.3 million for financing activities.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $9.6 million and $16.2 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The decrease in net cash used in operating activities is due to our ongoing efforts to conserve cash as well the completion of enrollment in the phase 2a and phase 2b clinical trials during the second quarter of 2017.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 represents $9,000 in proceeds from the sale of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2017 represents capital expenditures of $24,000.

Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2018 was $8.3 million and represents loan proceeds of $4.3 million related to loan agreements with LPH, an affiliate of Lee’s; $2.6 million from a private placement offering with LPH II, a wholly-owned subsidiary of Lee’s, from which we received net proceeds of approximately $2.5 million; and $1.5 million in proceeds from a convertible note payable with Panacea.

Net cash provided by financing activities for nine months ended September 30, 2017 was $12.4 million and represents net cash proceeds from both the February 2017 private placement of $8.8; loan proceeds of $2.6 million related to loan agreements with LPH; and the use of the ATM Program of $1.0 million.

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

Loan Payable

In January 2018 and March 2018, LPH agreed to lend us $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we seek to identify and advance one or more potential strategic initiatives as defined in the related loan agreements (Funding Event).   The loans accrue interest at a rate of 6% per annum and mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a Security Agreement with LPH dated March 1, 2018 (LPH Security Agreement).

In August 2018 and September 2018, LPH agreed to lend us funds to sustain our operations while we continued to work on a strategic transaction.  The initial loan was funded on August 14, 2018 in the amount of $300,000, and subsequent loans on the following dates and in the following amounts: August 29, 2018, in the amount of $480,000; September 12, 2018 in the amount of $500,000; and September 27, 2018 in the amount of $500,000.  The loans accrue interest at a rate of 6% per annum and mature upon the earlier of (i) the closing date for the strategic transaction (as defined in the related loan agreements), provided that the Company is able to raise a minimum of $30 million in connection with such transaction, or (ii) March 31, 2019.  In each case, we granted to LPH a security interest in substantially all of our assets pursuant to the terms of the LPH Security Agreement.

On October 19, 2018 and November 2, 2018, we entered into Loan Agreements (“Loan Agreements”) with LPH wherein LPH agreed to lend us $430,000 and $500,000 (together the “Loans”) to support our operations while we seek to complete a strategic transaction (as defined in the Loan Agreements, the “Strategic Transaction”). The Loans, which were funded on October 19, 2018 and November 2, 2018, each accrue interest at a rate of 6% per annum and mature upon the earlier of (i) the closing date for the Strategic Transaction, provided that the Company is able to raise a minimum of $30 million in connection with such transaction, or (ii) March 31, 2019. In each case, we granted LPH a security interest in substantially all our assets under the LPH Security Agreement.

Convertible Note Payable

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in "Item 1A. Risk Factors" in our 2017 Form 10-K and in our Forms 10-Q, which supplemented our Form 10-K. These risks are not the only risks that could materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our 2017 Form 10-K and Quarterly Reports on Form 10-Q actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources –.”

If we do not secure additional capital to support our future activities before our existing cash resources are exhausted, we likely will be unable to continue as a going concern.

As of November 2, 2018, we had cash and cash equivalents of $0.8 million. Before any additional financings, we believe that we will have sufficient cash resources available to support our operations through mid-November 2018. As we remain focused on completing a potential strategic transaction that could diversify our assets and bring in additional capital to fund our activities, we are dependent upon Lee’s Pharmaceutical Holdings Limited (Lee’s), the majority holder of our common stock, to provide us financial support; however, since we have not executed agreements for any additional advances at this time, there can be no assurance that additional support will be forthcoming. Moreover, in connection with these activities, we are incurring and will continue to incur potentially significant legal, accounting, and other professional fees that represent an additional financial burden for which we will require additional capital.

We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital, to fund our research and development programs, support our business operations and pay our existing obligations on a timely basis. However, in 2017, our AEROSURF phase 2b clinical trial did not meet its primary endpoint due, we believe, to a higher-than-anticipated rate of treatment interruptions experienced with the phase 2 prototype aerosol delivery system (ADS). In 2018, we have completed design verification testing and related development activities for our new phase 3 aerosol delivery system (phase 3 ADS, which we previously referred to as “NextGen ADS”). We are also planning to conduct an additional AEROSURF bridge clinical study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS. The resulting delay in the AEROSURF clinical development program has made it difficult to raise additional capital in the securities markets and, as a result, we have depended primarily upon the support of Lee’s and two previously announced loans from Panacea Venture Management Company Ltd. There can be no assurance that such support will continue, however; and in any event, we will require additional capital beyond that provided by Lee’s and Panacea to fund our bridge clinical study and there can be no assurance that we will be able to raise such additional capital, through the strategic transaction under discussion or equity offerings in the securities markets, if at all.

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

We currently require significant additional capital to (i) support our research and development activities and operations and (ii) have sufficient cash resources to pay our vendors, service providers and pay other business expenses.  We routinely closely monitor and control our cash resources to assure that investment and spending decisions advance our corporate objectives at any time.  While we seek to raise the additional capital that we require, our relationships with important vendors and service providers may be strained.  If any of our key vendors and service providers were to cease working with us or subject the delivery of products or services to timing or payment preconditions, our development activities may be adversely affected, which could have a material adverse effect on our business and operations.

During and since completion of our AEROSURF phase 2b clinical trial and announcement of the results, our cash resources have been constrained.  To manage our cash, we have controlled and plan to tightly control purchasing and retention of consultants, monitor the release of funds and may defer payment on invoices to conserve cash.  As a consequence, our aged accounts payables have increased and our relationships with certain key vendors and service providers have been affected.  During this period, we have depended upon Lee’s and Panacea Venture Fund to provide limited financial support while we work to complete a strategic transaction that could provide us access to additional products to diversify our portfolio and additional capital. While we seek the additional capital that we require, we are working closely with our vendors and service providers to preserve our key relationships.  Failure to retain such key relationships could have a material adverse effect on our development activities and our business and operations.

The occurrence of any of these risks and any of the risks outlined in our Form 10-K could have a material adverse effect on our business, operations, financial condition, or cash flows. In addition, we may enter into strategic partnerships with third parties with the goal of gaining access to new and innovative products and technologies. Strategic partnerships pose many of the same risks as acquisitions or investments.

There can be no assurance that we will be able to complete the strategic transaction on which we are currently focused or that we will realize any anticipated benefits if we do complete it. If we do not complete the strategic transaction, it is unlikely that we would be able to find another suitable opportunity that is available at attractive valuations, if at all, within a time for which we may have adequate funding. Moreover, the relative illiquidity of our common stock may make it more difficult and expensive to initiate or complete any strategic transaction on commercially acceptable terms.

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

101.1

The following condensed consolidated financial statements from the Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and September 30, 2017 (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and September 30, 2017, and (v) Notes to Condensed consolidated financial statements.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: November 14, 2018	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: November 14, 2018	By: /s/ John Tattory
John Tattory
Senior Vice President and Chief Financial Officer