Form 10-K/A
period 2018-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2019-04-23
CIK 946486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE TO AMENDMENT NO. 1

Windtree Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) filed with the Securities and Exchange Commission on April 16, 2019. This Amendment is solely for the purpose of providing (i) Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the original Form 10-K, and (ii) Part III information, which was previously omitted pursuant to General Instruction G(3), and (iii) included format adjustments for improved readability, corrected one rounding error, a single reference to the number of AEROSURF® warrants issued, and a description of the Private Placement Financing in the financial statements and/or MD&A. No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Heart failure is a chronic, progressive condition in which patients often experience episodic periods of increased symptoms called ADHF, where the heart fails to adequately pump, resulting in worsening symptoms, including pulmonary and peripheral edema and other severe complications.  In the US, nearly 6 million people (nearly two percent of the adult population) have heart failure and approximately half of these patients are expected to die within 5 years of diagnosis; and in the combined US, EU and Japan markets, there are over 14 million patients with heart failure.  ADHF can be precipitated by many factors and puts patients at increased risk for morbidity, hospital readmission and mortality.  Heart failure is the leading cause of hospitalization in patients age 65 years and older.  There are more than 1.1 million hospital admissions for heart failure in the US each year and over 2.5 million hospital estimated admissions for ADHF in the combined US, EU and Japan markets.  We estimate that ADHF may represent a potential addressable market of approximately $1.6 billion dollars annually (in the US, EU and Japan). Based on preclinical and clinical studies performed to date, we believe that istaroxime, if approved, may have the potential to address unmet medical needs of these patients by improving cardiac function and management of fluid accumulation that contributes to heart failure symptoms while potentially avoiding complications associated with current ADHF therapies.  We are also focused on early development of oral and other intravenous therapies to potentially address both acute and chronic heart failure. In addition to the ADHF market, GlobalData has estimated that the sales market for chronic heart failure therapies in the base year (2016) totaled $3.6 billion within the seven major markets, with the US contributing just over 70% of these sales.

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

Also, under the Agreement, we have provided funds aggregating € 0.2 million (approximately $0.2 million) to date to upgrade equipment and pay laboratory expenses for the renewal term expiring in 2019. We also funded several related research contracts for the period covered by the Agreement. In connection with our research activities, Bicocca agreed to provide us exclusive use of a research laboratory for the collaboration work, and nonexclusive access to a physiology laboratory within the university. Bicocca serves as our primary location in Milan.

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

Research and Development Expense by Major Expense Category

We also account for our research and development expense by major expense category as shown in the following table:

	Year Ended December 31,
(in thousands)	2018	2017

Contracted services	$4,194	$8,214
Salaries & benefits	4,029	5,504
Royalties	800	600
Rents and utilities	683	919
Stock-based compensation	232	837
Raw materials, aerosol devices and supplies	195	138
Depreciation	155	178
Travel	109	390
Contract manufacturing	-	355
Other	165	241
	$10,562	$17,376

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

Name	Position with the Company
James Huang	Director, Chairman of the Board
Craig Fraser	Director, President and Chief Executive Officer
John R. Leone	Director
Joseph M. Mahady	Director
Bruce A. Peacock	Director
Brian D. Schreiber, M.D.	Director

James Huang, age 53, was elected as Chairman of the Board on December 21, 2018. Mr. Huang is a founding and Managing Partner to Panacea Venture. Panacea Venture is a venture capital firm that invests in early and growth stage healthcare and life sciences companies worldwide. Since 2011, Mr. Huang has served as a Managing Partner of Kleiner Perkins Caufield & Byers (KPCB) – China, focusing on the firm’s life sciences practice. Mr. Huang has made more than 15 investments in China since 2007. Prior to joining KPCB China, Mr. Huang was a Managing Partner at Vivo Ventures, a venture capital firm specializing in life sciences investments. Prior to joining Vivo in 2007, Mr. Huang was president of Anesiva, a biopharmaceutical company focused on pain-management treatments. During his 20-year career in the pharmaceutical and biotech industry, Mr. Huang also held senior roles in business development, sales, marketing and R&D with Tularik Inc. (acquired by Amgen), GlaxoSmithKline LLC, Bristol-Myers Squibb and ALZA Corp. (acquired by Johnson & Johnson). Mr. Huang is Chairman of Board at Kindstar Global, JHL Biotech and XW Laboratory and Director at ChiralQuest, Zenesis, and CASI Pharmaceuticals. Mr. Huang received an M.B.A. from the Stanford Graduate School of Business in 1992 and a B.S. degree in chemical engineering from the University of California, Berkeley.

Craig Fraser, age 54, has served as President and Chief Executive Officer and a member of the Board since February 1, 2016. He brings over 29 years of experience as a leader in product development, fundraising, business development and commercial operations in building biopharmaceutical and device businesses for startups as well as larger companies. Prior to joining us, Mr. Fraser held executive positions at several biopharmaceutical companies, including Novelion as Chief Operating Officer and President (2014- 2015) and, prior to that, positions of increasing responsibility; as Vice President of Global Disease Areas at Pfizer (2009-2011) and Vice President and Global Business Manager at Wyeth Pharmaceuticals (2007- 2009). Previously, Mr. Fraser served as Vice President, Sales & Marketing and Commercial Operations and as Vice President, Global Strategic Marketing at Johnson & Johnson; and as Gastroenterology Franchise Lead, National Sales Director – Immunology and Acute Cardiovasculars, and Marketing Director – Cardiovasculars and Diagnostics at Centocor.  Mr. Fraser is a veteran of both the U.S. Marine Corps and the U.S. Army. Mr. Fraser does not serve on any other public company boards.  Mr. Fraser received his B.S. degree in Public Administration from Slippery Rock University of Pennsylvania.

John R. Leone, age 71, has served as a member of our Board of Directors since November 2012, acting as Chairman from January 2013 through December 20, 2018. He currently serves as Chairman of the Board’s Nomination and Governance Committee and a member of the Compensation and Audit Committees. With over 30 years of experience, Mr. Leone has built an outstanding track record in pharmaceutical operations, commercial portfolio management, and financing life science companies. His commercial experience includes significant domestic and international executive management roles and direct responsibility for the commercial launch of numerous pharmaceutical products.

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

Joseph M. Mahady, age 65, has served as a member of our Board since January 2013. He also serves as Chairman of the Board’s Compensation Committee and a member of the Audit Committee and Nomination and Governance Committees. Mr. Mahady has extensive strategic and operational experience in the biopharmaceutical industry. He has broad international commercial experience, having served in a direct leadership role in more than 30 product launches, and has a successful record of developing profitable businesses based on transformational technologies in both the U.S. and international markets.

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

Bruce A. Peacock, age 67, has served as a member of our Board since September 2010. Mr. Peacock brings to our Board extensive biotech and pharmaceutical experience, including financial expertise in debt, equity capital and alliance transactions. He also has significant experience in drug development, having led the effort to gain regulatory approval for several drug candidates in the United States and in other major markets worldwide.  Mr. Peacock also has had responsibility for marketing, commercial and manufacturing operations.

From August 2013 to September 2014, Mr. Peacock served as Chief Financial and Business Officer of Ophthotech Corporation, having served as Chief Business Officer since September 2010. Previously, he served as President and Chief Executive Officer of Alba Therapeutics; Chief Executive Officer and Director of The Little Clinic, a medical care services company; President and Chief Executive Officer and a Director of Adolor Corporation, a publicly-held biotechnology company; President, Chief Executive Officer and a Director of Orthovita Inc., a publicly-held orthopaedic biomaterials company; Executive Vice President, Chief Operating Officer and a Director of Cephalon Inc.; and Chief Financial Officer of Centocor Inc. Mr. Peacock serves as Co-Chairman of the Board of Alba Therapeutics and as a member of the boards of directors of the following publicly-held biopharmaceutical companies: since September 2014, Dicerna Pharmaceuticals, Inc.; and since July 2014, Ocular Therapeutix. Mr. Peacock previously served as a member of the Board of Directors of Applied Genetic Technologies Corporation (March 2015 - August 2016). Since 2012, Mr. Peacock has served as a member of the board of directors of Invisible Sentinel, Inc., since 2015, PanOptica, Inc. and, since 2016 CARMA Therapeutics, all three privately-owned companies. Mr. Peacock earned a bachelor’s degree in Business Administration from Villanova University and is a certified public accountant.

Brian Schreiber, M.D., age 65, has served as a member of our Board since December 21, 2018 and in March 2019 became a member of the Compensation Committee. Dr. Schreiber is a Board-Certified Nephrologist and Internist with extensive industry and clinical experience, specializing in rare diseases. Dr. Schreiber is currently the Chief Medical Officer for Cerium Pharmaceuticals, a company who leverages the basic drug discovery work performed by others and moves drug candidates through the clinical and regulatory development processes. Since 2015, Dr. Schreiber has also served as President and Managing Partner for Metabolism Disease Consultants, focusing on drug development, clinical trial design and in-licensing clinical guidance.  Dr. Schreiber also served as Vice President of Medical Development at Relypsa and spent 14 years at Sigma-Tau Pharmaceuticals as consultant medical director and Vice President of its Medical Affairs Department. Dr. Schreiber’s clinical experience includes his role as Chief Medical Director of Dialysis Care Inc., a multi-center dialysis chain providing services in the Northeast and Central Wisconsin and Chairman of Nephrology at LaSalle Clinic, Affinity Medical System, serving as its first president until 2001.  Dr. Schreiber has also continued his activities in academia as Assistant Clinical Professor of Medicine, Department of Medicine, Division of Nephrology, Medical College of Wisconsin since 2001, and has published numerous academic papers, given a variety of lectures, and ran various symposia.

Executive Officers and Key Officers and Employees

The following table sets forth the names and positions of our executive officers:

Name	Position with the Company
Craig Fraser	President and Chief Executive Officer
Steven G. Simonson, M.D.	Senior Vice President and Chief Medical Officer
John A. Tattory	Senior Vice President and Chief Financial Officer
Mary B. Templeton, Esq.	Senior Vice President, General Counsel and Corporate Secretary

Mr. Fraser’s biographical information appears above.

Steven G. Simonson, M.D., age 60, was appointed our Senior Vice President and Chief Medical Officer in April 2017, having previously served as our Senior Vice President and Chief Development Officer since October 2014, and our Vice President, Clinical Development, upon joining the Company in May of 2014. Dr. Simonson brings to us over 25 years of medical practice and pharmaceutical industry clinical trial experience with a significant background in pulmonary critical care and developing respiratory drugs, including preclinical, first time into man and phases 1-4, and IND, NDA and sNDA experience. Dr. Simonson spent 15 years at AstraZeneca Pharmaceuticals in areas of medical and clinical leadership primarily in the pulmonary and infection therapeutic areas. He has been involved in or led several successful IND and NDA filings including the Pulmicort® Turbuhaler® M3 NDA, which was approved for treatment of asthma. He spent the next two years as Vice President of Clinical Development at Agennix, Inc., a biopharmaceutical company primarily focused in oncology and sepsis, leading programs including studies of talactoferrin in necrotizing enterocolitis, the second most common cause of morbidity in premature neonates. Most recently, Dr. Simonson was an Executive Director in the Molecule Development Group at Covance, a biopharmaceutical development services company, where he applied his experience to developing clinical development programs for small and mid-size biotech and pharmaceutical companies. Dr. Simonson completed training in internal medicine followed by a fellowship in pulmonary and critical care medicine at Duke University Medical Center. He then held several faculty appointments at Duke in the departments of Anesthesiology and Medicine, including the divisions of Pulmonary and Critical Care Medicine. He is a Fellow of the American College of Chest Physicians, and author or co-author of multiple peer reviewed publications, abstracts, posters and chapters. Dr. Simonson received his medical degree from the Medical College of Wisconsin, and his Master of Health Sciences degree in Biometry from the Duke University School of Medicine.

John A. Tattory, age 53, was appointed our Senior Vice President and Chief Financial Officer in March 2014, having previously served as our Vice President, Finance and Chief Accounting Officer (March 2013 - March 2014), and our Vice President, Finance, and Controller and the designated principal accounting officer (July 2010 - March 2013), and Vice President, Finance (January 2008 – July 2010). He brings more than 25 years of financial management and leadership experience, including directing U.S. and international financial operations, strategic transactions, licensing and collaboration arrangements, and equity and debt financings. Prior to joining us, Mr. Tattory held financial management positions at Tyco International, where he served as Director, Financial Planning & Analysis for Tyco Flow Control, an operating unit that included the majority of business operations in international markets; and Bristol-Myers Squibb (BMS), where he held financial roles of increasing responsibility, most recently as Finance Director, U.S. Primary Care, with responsibility for the financial matters of various BMS pharmaceutical businesses, including international operations. Previously, Mr. Tattory served as an Audit Manager with Ernst & Young LLP. Mr. Tattory is a certified public accountant (CPA) and holds a B.S. degree in Commerce from Rider University.

Mary B. Templeton, Esq., age 72, has served as Senior Vice President, General Counsel and Corporate Secretary since September 2011, having previously served as Senior Vice President and Deputy General Counsel since joining us in March 2006. Ms. Templeton brings to us 40 years of legal and senior management experience. Prior to joining us, Ms. Templeton held senior executive positions in the financial services industry, including as Senior Vice President and General Counsel of The Charles Schwab Corporation and as Senior Vice President and General Counsel of The Sequor Group Inc. (securities subsidiaries of Security Pacific Corporation) and was in private practice in Philadelphia and New York. Previously, at Charles Schwab & Co., Ms. Templeton led development of the first mutual fund marketplace, and, at Bradford Trust Company (New York), the first for-profit clearing corporation registered with the SEC. Ms. Templeton received a B.A. degree from Chatham University, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers Law School, Camden NJ, where she was Editor-in-Chief of the Law Journal. She is a member of the Bar Associations of Pennsylvania and New York.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers (including a person performing a principal policy-making function) and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Reporting Persons are required by SEC regulations to furnish us with copies of all filings they make under Section 16(a) and we are required to identify those Reporting Persons who failed to make such filings timely. Except as noted below, based solely on a review of the copies of any such filings made available to us and written representations from our officers and directors, we believe that all Reporting Persons complied with the filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2018.

Effective with the closing of the CVie Acquisition and Private Placement Financing, Bioengine Capital Inc. (Bioengine) became a holder of 10% of our outstanding common stock effective December 21, 2018.  Bioengine filed a Form 3 with the SEC on March 21, 2019.

Procedures for Recommending Nominees to our Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we described those procedures in our proxy statement for our 2017 Annual Meeting of Stockholders, which we filed with the SEC on May 18, 2017.

Audit Committee

The Audit Committee is a standing committee of our Board and currently consists of Bruce A. Peacock, Joseph M. Mahady and John R. Leone. The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to our accounting, reporting and financial practices, and our compliance with the all related legal and regulatory requirements, including oversight of:

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

SUMMARY COMPENSATION TABLE

Named Executive Officers

The following table summarizes, for the years 2018 and 2017, the compensation of (1) each individual who served as our principal executive officer at any time during 2018 and (2) the two most highly-compensated executive officers (other than the principal executive officer) who were serving as executive officers on December 31, 2018 ranked by their total compensation for the fiscal year ended December 31, 2018, to whom we collectively refer herein as our “Named Executive Officers.”

To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Non-Equity Incentive Plan Compensation” and “Nonqualified Deferred Compensation Earnings.”

						All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
Name and Principal Position	Year	($)	($) (1)(2)	($)(3)	($)(4)	($)(5)	($)

Craig Fraser
President and Chief Executive Officer	2018	$437,068	$226,038	$274,359	$4,287,110	$-	$5,224,575
	2017	425,375	-	121,396	90,720	3,164	640,655

Steven G. Simonson, M.D.
Senior Vice President and	2018	346,704	149,420	130,581	2,500,814	-	3,127,519
Chief Medical Officer	2017	337,563	-	57,778	49,896	3,375	448,612

John A. Tattory
Senior Vice President,	2018	325,538	151,522	122,609	2,500,814	-	3,100,483
Chief Financial Officer and Treasurer	2017	313,646	-	54,251	49,896	3,150	420,943

(1)

On November 16, 2018, the Compensation Committee approved a Strategic and Retention Bonus Program (the Strategic Bonus). The program provides for payment of a bonus to certain key employees, including our Named Executive Officers, upon completion of an eligible transaction, which is defined under the program to include a (i) strategic transaction (which includes the CVie Acquisition) and (ii) one or more financings within a nine-month period that results in proceeds of at least $30 million. The bonus amount for each executive varies under the program based on the following criteria; (i) to the extent that the amount raised in the financing(s) is less than $45 million, then the amount of the bonus to be paid is reduced in a stepped-down fashion as outlined in the program; (ii) the individual bonus amount is determined by application of a multiplier to the executive’s base salary. The individual multiplier varies based on (a) the executive’s position, and (b) the amount raised in a financing between $30 million and $45 million, which for Messrs. Fraser, Tattory and Dr. Simonson, is between 0.2 and 1.5, 0.27 and 1.35, and 0.25 and 1.25, respectively; and (ii) once determined, the bonus is payable in two equal installments, the first within five business days of the closing of the strategic transaction, and the second on the nine-month anniversary of the closing of the strategic transaction, provided that the executive is actively employed with us at the time of the payment. With respect to the CVie Acquisition and Private Placement Financing (see, “Item 1 – Company Overview – Acquisition of CVie Therapeutics and Private Placement Financing”), based on an aggregate raise of $39 million, on December 31, 2018, we paid the first installment of a Strategic Bonus to Messrs. Fraser, Tattory and Dr. Simonson in the amounts of $226,038, $151,522 and $149,420 respectively. The second installment is expected to be paid effective September 21, 2019, provided the executive remains employed with us at that time. Through September 21, 2019, the executives will be eligible for incremental Strategic Bonus amounts until the aggregate amount raised in the period equals $45 million.

(2)

In October 2017, in connection with the purchase of a controlling interest in our common stock by Lee’s Pharmaceutical Holdings Ltd (Lee’s) through a subsidiary, each Named Executive Officer agreed to amend his Employment Agreement with us to waive a change in control provision that otherwise would have required payment of the executives’ annual target bonuses in each of the next two fiscal years following the closing of the change in control. As such, Messrs. Fraser and Tattory and Dr. Simonson waived bonuses in 2017 of $213,725, $95,512 and $101,723, respectively, and in 2018, of $220,137, $98,378, and $104,774, respectively. The Strategic and Retention Bonus was the only cash bonus paid to the named executive officers in 2017 and 2018. See also, footnote 3 to this table.

(3)

Represents the ratable amount expensed for the year under Accounting Standards Codification (ASC) Topic 718 "Stock Compensation" (“ASC Topic 718”) for grants of restricted stock units (2017 RSUs) made in connection with the October 2017 change in control transaction with Lee’s. This amount is not the amount paid to, or realized by, the Named Executive Officer. The assumptions that we utilized are described in Note 15, Stock Options and Stock-based Employee Compensation, to our consolidated financial statements for the year ended December 31, 2018. The 2017 RSUs were granted in lieu of waived cash bonuses (see, footnote 2 to this table) and initially vested in two equal tranches on March 15, 2018 and March 15, 2019. However, the 2017 RSUs were amended multiple times to (i) change the initial vesting date from March 15, 2018 to December 28, 2018 and, (ii) effective March 15, 2018, cause the initial tranche of the 2017 RSUs to become non-forfeitable in the event of termination of employment of the executive for other than cause (as defined in the executive’s employment agreement). Except as provided in the RSU amendment, the 2017 RSUs were non-transferable and subject to cancellation upon termination of an executive’s employment. The ASC Topic 718 value as of the grant date for the 2017 RSU was spread over the number of months of service required for the grant to become non-forfeitable.

In February 2019, we determined that issuance of certain of the 2017 RSUs exceeded the limit that no more than 750,000 RSUs per person per year could be issued under the 2011 Long-Term Incentive Plan. Since the common shares underlying the RSUs had not yet been delivered to the executives following the December 28, 2018 vesting date, we canceled the first and second tranche of the original 2017 RSUs issued to Mr. Fraser because each tranche exceeded the limit; we also canceled the second tranche of the original 2017 RSUs issued to Mr. Tattory and Dr. Simonson because the total grant was in excess of the limit but the initial tranche was within the limit. Concurrently with the cancellations, we issued equivalent replacement grants for Mr. Fraser’s entire 2017 RSU and the second tranche of Mr. Tattory's and Dr. Simonson’s 2017 RSUs, which, following a reverse-split in December 2017, no longer exceeded the plan limit. The replacement grants were issued with a vesting date of March 15, 2019.

(4)

Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718. The assumptions that we utilized are described in Note 15, “– Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2018. The amounts reported in this column have not been paid to, nor realized by, the Named Executive Officer. The Compensation Committee approved grants to Messrs. Fraser and Tattory and Dr. Simonson on December 24, 2018 for 1,265,717, 738,335 and 738,335 shares, respectively, each with an exercise price of $4.22. The Compensation Committee approved grants to Messrs. Fraser and Tattory and Dr. Simonson on March 1, 2017 for 5,000, 2,750 and 2,750 shares, respectively, each with an exercise price of $24.60. All options vest in three equal annual installments beginning with the first-year anniversary of the date of grant. All options have a term of 10 years.

(5)

The reported amount reflects any Company match under our 401(k) Plan, which was made in shares of our common stock through the second quarter of 2017, and thereafter suspended for the period reported. During 2018 and 2017 as applicable, the aggregate perquisites and other personal benefits afforded to each Named Executive Officer was less than $10,000, calculated as the incremental cost of providing such benefits to each Named Executive Officer, in accordance with SEC disclosure rules. This amount does not include the cost of medical and health benefits, as such benefits are available to all of our employees. In 2018, the Compensation Committee authorized payment of a company match in cash, subject to there being sufficient cash resources as determined in the sole discretion of the Compensation Committee at any time, in an amount per participant equal to 50% of  a participant's contribution (up to a maximum of 6% of the participant’s base salary) to the Plan. The match was not made in 2018 but we plan to reinstitute it in 2019.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on December 31, 2018. To improve readability, the following columns have been removed from the table as there is no reportable information with respect to these items: “Option Awards – Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options,” “Units of Stock That Have Not Vested,” and “– Market Value of Shares or Units of Stock That Have Not Vested.”

	Option Awards						Stock Awards Equity Incentive Plan Awards
Named Executive Officer	No. of Securities Underlying Unexercised Options - Exercisable		No. of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price ($)	Option Expiration Date	No. of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Craig Fraser	6,829	(1)	3,414	(1)	$46.60	02/02/26	49,405	(6)	$213,725
	1,334	(2)	666	(2)	35.40	07/28/26
	1,667	(3)	3,333	(3)	24.60	03/01/27
			1,265,717	(4)	4.22	12/24/28

Steven G. Simonson, M.D.	429				476.00	05/19/24	23,514	(6)	$101,722
	982				327.60	03/27/25
	1,191	(5)	595	(5)	46.60	02/02/26
	833	(2)	417	(2)	35.40	07/28/26
	917	(3)	1,833	(3)	24.60	03/01/27
			738,335	(4)	4.22	12/24/28

John A. Tattory	268				512.40	10/07/21	22,078	(6)	$95,512
	143				758.80	05/04/22
	286				660.80	03/26/23
	322				722.40	03/06/24
	536				327.60	03/27/25
	774	(5)	387	(5)	46.60	02/02/26
	833	(2)	417	(2)	35.40	07/28/26
	917	(3)	1,833	(3)	24.60	03/01/27
			738,335	(4)	4.22	12/24/28

(1)

In connection with the hiring of Mr. Fraser on February 1, 2016, Mr. Fraser was awarded an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4) in the form of an option to purchase 10,243 shares of our common stock, representing 2.5% of our outstanding shares.  These options vested in equal installments on the first three anniversaries of the February 1, 2016 grant date, assuming that Mr. Fraser continues to be employed with us through each vesting date.  These options expire on the tenth anniversary of the grant date.

(2)

These options vest and become exercisable in equal installments on the first three anniversaries of the July 28, 2016 grant date, assuming that the officer continues to be employed with us through each vesting date.  These options expire on the tenth anniversary of the grant date.

(3)	These options vest and become exercisable in equal installments on the first three anniversaries of the March 1, 2017 grant date, assuming that the officer continues to be employed with us through each vesting date. These options expire on the tenth anniversary of the grant date.

(4)	These options vest and become exercisable in equal installments on the first three anniversaries of the December 24, 2018 grant date, assuming that the officer continues to be employed with us through each vesting date. These options expire on the tenth anniversary of the grant date.

(5)	These options vest and become exercisable in equal installments on the first three anniversaries of the February 2, 2016 grant date, assuming that the officer continues to be employed with us through each vesting date. These options expire on the tenth anniversary of the grant date.

(6)	The 2017 RSUs vested in two equal tranches on December 28, 2018 and March 15, 2019.

Retirement Benefits

During 2018, none of our Named Executive Officers participated in any plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, other than our 401(k) savings plan (“401(k) Plan”). Under the 401(k) Plan, eligible employees (as defined in the 401(k) Plan) may elect to make pre-tax deferrals or Roth deferrals up to the maximum amount allowed by law (which was limited for this purpose in 2018 to $18,500). The 401(k) Plan also permits (i) rollover contributions and (ii) catch up contributions by employees age 50 and over (which was limited for this purpose in 2018 to $6,000). Under the 401(k), we historically made employer matching contributions on a quarterly basis by matching employee regular and catch-up contributions with shares of our common stock determined by reference to the lower of (i) the average closing price of shares of our common stock on all trading days in the applicable quarter, or (ii) the closing price of our common stock on the last trading day of the quarter. However, in 2017, based on management’s recommendation, the Compensation Committee determined to cease the share match. In 2018, the Compensation Committee approved a company match to be made in cash, subject to there being sufficient cash resources as determined in the sole discretion of the Compensation Committee, in an amount per participant equal to 50% of each participant’s contribution (up to a maximum of 6% of the participant’s base salary) to the Plan. There was no cash match in 2018. We plan to initiate the Company match during the 2019 plan year.

Participant contributions are fully vested when made. Employer contributions vest in full over the first three years of service (as defined in the 401(k) Plan), with 34% vesting upon the anniversary of the first year of service, 33% vesting upon the anniversary of the second year of service, and 33% vesting upon the anniversary of the third year of service. With respect to the former Company match in shares of common stock, a participant may not dispose of any shares of our common stock until all shares are fully vested at the end of the third year of service. The 401(k) Plan does not otherwise permit the acquisition or holding of employer securities, other than the shares of our common stock credited to participant accounts to satisfy the employer match. The 401(k) Plan contains standard provisions covering breaks in service, payment of expenses out of plan assets, hardship distributions, and distributions upon termination of employment, including retirement.

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

●

The effective dates of the Executive Agreements for Messrs. Fraser, Tattory and Dr. Simonson was February 1, 2016, April 1, 2014 and December 19, 2014, respectively.  Mr. Fraser’s agreement was based on the then-current form of Executive Agreement, with changes and updates that thereafter were incorporated into the other Executive Agreements by amendment dated March 13, 2018. As amended, the agreements remain in effect until terminated, and are governed by Pennsylvania law, with arbitration to be held in the Philadelphia PA. In addition, in March 2018, Mr. Fraser’s agreement was amended to correct an apparent scrivener’s error and conform the period of extended benefits in the event of a change of control with the other agreements (18 months).

●

All Executive Agreements include a 12-month post-employment noncompetition agreement and non-solicitation agreement and provide for confidentiality and the assignment to us of all intellectual property. Effective February 1, 2019 the base salaries of Mr. Fraser, Mr. Tattory and Dr. Simonson were increased from $440,274 to $453,482, from $327,926 to $337,764, and from $349,247 to $380,000 respectively. Each executive has a target annual bonus (Annual Bonus Amount), which may be awarded at the discretion of the Compensation Committee and expressed as a percent of base salary. The Annual Bonus Amounts in 2018 for Messrs. Fraser, Mr. Tattory and Dr. Simonson were 50%, 30% and 30% of base salary, respectively. On March 19, 2019 the Compensation Committee approved an increase of the Annual Bonus Amount for each of Mr. Tattory and Dr. Simonson to 40% of their respective base salaries.

●

Upon termination by us without Cause or by the executive for Good Reason (in each case as defined therein), in addition to any amounts or benefits that are due under any of our vested plans or other policy, and on the condition that the executive enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, and, with respect to termination by the Executive for Good Reason, the executive asserts his right within 30 days after having actual knowledge of the acts or omissions giving rise to Good Reason and provides for a 30-day cure period, each executive will be entitled to: (i) a pro rata bonus equal to a percentage of the executive’s Annual Bonus Amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days the executive was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination; (ii) a severance amount equal to the sum of the executive’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the Annual Bonus Amount, payable in equal installments from the date of termination to the date that is 12 months after the date of termination (the “Severance Period”); and (iii) all vested stock options, restricted stock grants and other similar equity awards held by the executive (“Executive Equity Awards”) shall continue to be exercisable during the Severance Period. In addition, during the Severance Period, if the executive elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), we will continue to pay our costs of the executive’s and his or her dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees. If COBRA coverage is unavailable, we will reimburse the executive an amount which, after taxes, is sufficient to purchase medical and dental coverage substantially equivalent to that which the executive and his dependents were receiving immediately prior to the date of termination and that is available to comparable active employees, reduced by the amount that would be paid by comparable active employees for such coverage under our plans, and provided further, that our obligation to provide benefits will cease or be reduced to the extent that a subsequent employer provides substantially similar coverage. All of our obligations to an executive shall cease if at any time during the Severance Period the executive engages in a material breach of the Executive Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach.

●

Upon termination in connection with a Change of Control (as defined in the Executive Agreements), the executive shall be entitled to any benefits that are due to an executive under any vested plans or other policies, and on the condition that the executive enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us the following: (i) a pro rata bonus equal to the executive’s Annual Bonus Amount and prorated for the number of days the executive was employed in the year of termination, payable in a lump sum within 10 days after the date of termination; (ii) a severance amount equal to 1.5 times the sum of the executive’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the Annual Bonus Amount, payable in a lump sum within 10 days after the date of termination except in certain circumstances; and (iii) all Executive Equity Awards shall accelerate and become fully vested and any restrictions under restricted stock agreements will be lifted. In addition, if the executive elects to continue medical benefits through COBRA, for a period of 18 months, we will continue to pay our costs of the executive’s benefits as in effect on the date of termination as such benefits are provided to active employees. If COBRA coverage is unavailable, we will reimburse the executive an amount which, after taxes, is sufficient to purchase coverage that is substantially equivalent to the coverage available to comparable active employees on the date of termination, reduced by the amount that would be paid by comparable active employees, provided that our obligation to provide benefits shall cease or be reduced to the extent that a subsequent employer provides substantially similar coverage. All of our obligations to an executive shall cease if at any time during the Severance Period the executive engages in a material breach of the Executive Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach. If the foregoing payments shall be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax, they will automatically be reduced to the extent and in the manner provided in the Executive Agreements.

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

2017 Change of Control

Effective October 27, 2017, a subsidiary of Lee’s invested $10 million in us and acquired 73% of our issued and outstanding shares of common stock, which constituted a change of control under the Executive Agreements. The purchase agreement also amended our Named Executive Officers’ Executive Agreements to provide. solely with respect to Lee’s purchase, Messrs. Fraser, Tattory and Dr. Simonson waived payment of the target Annual Bonus Amounts that otherwise would have been payable in the 24-month period immediately following the closing. See, footnote 2 to the Executive Compensation Table. In addition, each executive was awarded 2017 RSUs, having a value when issued equal to the combined total value of such executive’s waived 2017 and 2018 Annual Bonus Amounts, and initially vesting in two equal installments on March 15, 2018 and March 15, 2019. Through amendments, (i) the March 15, 2018 vesting date was changed to December 28, 2018 and, (ii) effective March 15, 2018, the initial tranche of the 2017 RSUs became non-forfeitable in the event of termination of employment of the executive for other than cause (as defined in such executive’s employment agreement).

DIRECTOR COMPENSATION

Directors who are also employees are not compensated separately for serving on the Board or any of its committees. Each of our non-employee directors receives cash compensation for his services. On June 9, 2015, the Compensation Committee and Board approved cash compensation for non-employee directors as follows: (i) $8,750 per quarter for all directors other than the Chairman of the Board, and $15,000 per quarter for the Chairman of the Board; (ii) $3,750 per quarter for the director who served as Chairman of the Audit Committee; (iii) $2,500 per quarter for the director who served as Chairman of the Compensation Committee; (iv) $1,875 per quarter for the director who served as Chairman of the Nomination and Governance Committee; (v) $1,750 per quarter for each director who served as a non-Chairman member of the Audit Committee; (vi) $1,250 per quarter for each director who served as a non-Chairman member of the Compensation Committee; and (vii) $1,000 per quarter for each director who served as a non-Chairman member of the Nomination and Governance Committee. In addition, to better align the interests of our Board with our stockholders, the Compensation Committee considers and recommends to the Board long-term equity compensation. On December 24, 2019, the Compensation Committee approved an award to each non-employee director of options to purchase our common stock and restricted stock units as set forth in the table below. These awards were issued pursuant to our 2011 Plan and were approved after due consideration of the practices of other similarly situated biotechnology companies in providing equity compensation to their non-employee directors. The Compensation Committee plans to conduct a review of peer company director compensation practices periodically, including before considering changes to our director compensation policy and amounts in the future.

The following chart summarizes the cash and non-cash compensation earned or paid to our non-employee directors during the year ended December 31, 2018. To improve readability, the following columns have been removed from the table, as there is no reportable information with respect to these items: “Non-Equity Incentive Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

	Fees Earned
	or Paid in	Stock	Option
Name	Cash *	Awards (1)	Awards (2)	Total

John R. Leone	$69,000	$63,300	$108,387	$240,687
Joseph M. Mahady	52,000	63,300	108,387	223,687
Bruce A. Peacock	59,000	63,300	108,387	230,687
Marvin E. Rosenthale, Ph.D. †	37,125	48,530	72,823	158,478

†

In August 2018, we announced the passing of Marvin E. Rosenthale, Ph.D., a long-standing member of our Board, at the age of 84. Dr. Rosenthale served as a valued member of our Board from 1998 until his death and throughout his tenure was an enthusiastic supporter of our management team and our Company. The payments and equity awards to Dr. Rosenthale have been prorated to the date of his death and delivered to his estate.

(1)

Represents the grant date fair value of the stock award, equivalent to the closing stock price on the grant date, computed in accordance with ASC Topic 718. On December 24, 2018 15,000 RSUs were awarded each to Mr. Leone, Mr. Mahady, and Mr. Peacock and 11,250 RSUs were delivered to the estate of Dr. Rosenthale. The RSUs vest on the first anniversary of the date of grant.

(2)

Represents the grant date fair value of the stock options computed in accordance with ASC Topic 718. The assumptions utilized are described in Note 15, “Stock Options and Stock-based Employee Compensation,” to our consolidated financial statements for the year ended December 31, 2018, which are included in this Form 10-K. On December 24, 2018 32,000 options were awarded each to Mr. Leone, Mr. Mahady and Mr. Peacock, and 21,500 options to the estate of Dr. Rosenthale, each with a strike price of $4.22, which was the closing price of our common stock on the date of grant. The options vest in full on the first anniversary of the date of grant and have a term of 10 years.

*

Due to cash resource constraints, we delayed payment of accrued director fees from mid-2017 and through 2018. The amounts due were paid to each director on January 13, 2019, including amounts related to 2018, as follows: Mr. Leone - $69,000, Mr. Mahady - $52,000, Mr. Peacock - $59,000, and to the estate of Dr. Rosenthale - $37,125.

In addition to the items included in the foregoing chart, directors are entitled to reimbursements for their travel, lodging and other expenses incurred in connection with attendance at meetings of the Board, Board committee meetings and related activities.

Pursuant to our charter documents, we indemnify our directors to the maximum extent permissible under the General Corporation Law of the State of Delaware. In addition, we have entered into indemnity agreements with our officers and directors that provide, among other things, that we will indemnify them, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer, or other agent of ours, and otherwise to the fullest extent permitted under the General Corporation Law of the State of Delaware and our Amended and Restated By-Laws (“By-Laws”). These agreements were updated and re-executed in January 2016. In connection with the CVie Acquisition, Mr. Huang and Dr. Schreiber entered into a revised version of our indemnification agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2018 the number of shares of our common stock issuable upon exercise of outstanding awards under our 2011 Plan. Except as described in footnote 2 to the table, there are no equity incentive plans not approved by security holders (other than our 401(k) Plan under which we matched in shares of our common stock to mid-2017), and that line of the table has been omitted.

	Number of Securities to		Number of Securities Remaining
	be Issued Upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	©
Equity compensation plans approved by security holders

2011 Long-Term Incentive Plan	4,557,662	$6.54	1,452,807

2007 Long-Term Incentive Plan (1)	50	$1,926.12	-

Equity compensation plans not approved by security holders

Inducement Grant (2)	10,243	$46.60	-

Total	4,567,955	$6.65	1,452,807

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock, unless otherwise noted as of April 5, 2019, (i) by each current director and each Named Executive Officer , (ii) as of April 5, 2019, by all directors and executive officers as a group, and (iii) as of the date noted in each related footnote, by the entities known by us to be the beneficial owners of more than five percent of the outstanding shares of our common stock.

				Percentage of Class
Name and Address	Common	Common Stock	Total Beneficial	Beneficially
of Beneficial Owner (1)	Stock	Equivalents (2)	Ownership	Owned (1)
Non-Executive Directors
James Huang (3)	4,641,760	2,451,173	7,092,933	*
John R. Leone	1,212	1,848	3,060	*
Joseph M. Mahady	1,160	1,869	3,029	*
Bruce A. Peacock	1,160	1,986	3,146	*
Brian D. Schreiber, M.D.	-	-	-	*

Named Executive Officers
Craig Fraser	62,931	15,261	78,192	*
Steven G. Simonson, M.D.	30,888	6,074	36,962	*
John A. Tattory	26,635	5,414	32,049	*

Executive Officers and Directors as a group (9 persons)	4,766,837	2,487,418	7,254,255	0.86%

5% Security Holders
Name and Address

Lee's Pharmaceutical Holdings Limited (4)	12,193,953	1,107,786	13,301,739	40.02%
1/F, Building 20E, Phase 3
Hong Kong Science Park
Shatin, Hong Kong

Panacea Venture Healthcare Fund I L.P. (5)	4,527,345	2,451,173	6,978,518	14.09%
#6 Lane 1350 Middle Fuxing Rd.
Xuhui District
Shanghai, China 200319

Bioengine Capital (6)	3,551,750	1,131,836	4,683,586	14.08%
Bioengine Technology Development, Inc.
7F, No. 3-2 Park St.
Nangang District Taipei City 1 15
Taiwan
Republic of China

Ivy Blue Holding Limited (7)	4,336,790	-	4,336,790	13.50%
(KPCB China II)
No. 6 Lane 1350 Middle Fuxing Rd.
Xuhui District
Shanghai, China 200319

Tyrus-DA Global Healthcare No. 1 (8)	2,530,137	1,265,068	3,795,205	9.99%
Tyrus Holdings
#1904 Trade Tower
Yeongdongdaero 511
Gangnam-gu, Seoul, Korea (06164)

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act") and includes voting and investment power with respect to shares of common stock. Shares of common stock and shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after April 6, 2018 held by each person or group named above, are deemed outstanding for computing the percentage ownership of the person or group holding any options or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person or group. As of April 5, 2019, there were 32,133,189 shares of common stock issued and outstanding. The address of each individual person is c/o Windtree Therapeutics, Inc., 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622.

(2)	Except where noted, Common Stock Equivalents include shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after April 5, 2019 held by each person or group named above.

(3)	This information is based on a Form 3 filed with the SEC by Mr. Huang, and Mr. Huang disclaims beneficial ownership of the shares held by the fund, except to the extent of his pecuniary interest therein.

(4)	This information is based on the following: a Form 4/A filed with the SEC by Lee’s, a Form 3 filed with the SEC by China Cardiovascular Focus Limited (China Cardiovascular) and Pharmaceutical International Limited (Lee’s International), and a Form 4/A filed by LPH II Investments Limited (LPH II) on December 26,2018; and a Schedule 13D/A filed with the SEC by Lee’s and LPH, a Schedule 13 D filed with the SEC by Lee’s International and China Cardiovascular, and a Schedule 13D/A filed by LPH II on December 31, 2018, including with respect to the following: (i) Lee’s holds directly a beneficial ownership interest in 66,900 shares of common stock and 1,338 Series A-1 Warrants to purchase 66,900 shares of common stock at an exercise price per share of $27.40, which were acquired on February 13, 2017 in a unit offering consisting of Series A Convertible Preferred Stock and Series A-1 Warrants at a unit price of $1495; on November 8, 2018, Lee’s converted its Preferred Stock into 66,900 shares of common stock pursuant to an Exchange Agreement with us. Lee’s ability to exercise the Series A-1 warrants is initially restricted (which restriction may be adjusted on 61 days’ notice to us) to the extent that, upon exercise, the number of shares then beneficially owned by Lee’s and its affiliates and any other person or entities with which Lee’s would constitute a group under §13(d) of the Exchange Act would exceed 9.99% of the total number of shares then outstanding (the "Ownership Cap"); as a result of the Ownership Cap, Lee’s is currently unable to exercise its Series A-1 Warrants; (ii) on December 21, 2018, LPH II, a wholly-owned subsidiary of Lee’s, converted $6.0 million of existing debt obligations in the Private Placement Financing on the same terms as other investors and received 1,810,938 shares of common stock, 307,859 Series F Warrants to purchase 307,859 shares of common stock at an exercise price per share of $3.68, and 597,610 Series G Warrants to purchase 597, 610 shares of common stock at an exercise price per share of $4.05. In addition, on March 30, 2018, LPH II invested $2.6 million in us and acquired 541,667 shares of common stock and 135,417 Series C Warrants to purchase 135,417 shares of common stock. The Series C Warrants are not currently exercisable due to an ownership cap restriction. As a result of the foregoing, LPH II holds directly 2,352,605 shares of common stock, 307,859 Series F Warrants to purchase 307,859 shares of common stock, 597,610 Series G Warrants to purchase 597,610 shares of common stock, and 135,417 Series C warrants to purchase 135,417 shares of common stock. LPH II is currently unable to exercise the Series C, F and G warrants due to an ownership cap restriction. Lee’s holds an indirect beneficial interest in these securities based upon its ownership of 100% of LPH II; (iii) in connection with the CVie Acquisition, China Cardiovascular, a wholly-owned subsidiary of Lee’s International and a former shareholder of CVie Therapeutics, received 8,063,861 shares of common stock in the merger at an exchange ratio of .3512 share of our common stock for each share of CVie common stock. Of this amount, 984,000 shares are held in escrow with our transfer agent for a one-year period to secure the performance of Lee’s under an indemnification letter agreement indemnifying the holders of our common stock as of December 20, 2018 for losses incurred by us in connection with any material inaccuracy in any representation or warranty made by CVie in the merger agreement to which CVie is a party (notwithstanding any lack of survival after closing of the representations and warranties made by CVie therein ).] China Cardiovascular holds its beneficial interest in such shares directly. The beneficial interest of Lee’s International is indirect and is based on its ownership of 100% of China Cardiovascular, and the beneficial interest of Lee’s is indirect and is based on Lee’s ownership of 100% of Lee’s International; (iv) effective October 27, 2017, LPH, at the time a wholly-owned subsidiary of Lee’s, invested $10.0 million in us and acquired 2,311,604 shares of common stock. Following a transaction in which a passive investor acquired from Lee’s a 26% interest in LPH, Lee’s holds a 74% interest in LPH and LPH holds shared voting power with respect to 2,311,604 shares of common stock, all of which may be attributed to Lee’s

(5)	This information is based on a Schedule 13D filed with the SEC by Panacea Venture Healthcare Fund I, L.P. (the Fund), Panacea Venture Healthcare Fund GP I, L.P. the general partner of the Fund (the Immediate GP), Panacea Venture Healthcare Fund GP Company, Ltd., the general partner of the Immediate GP (the Parent GP) and Panacea Venture Management Company Ltd. (the Management Company and together with Parent GP, Immediate GP and the Fund, the Panacea Entities), on December 21, 2018 with respect to 6,791,018 of our shares owned by the Panacea Entities, which includes 769,649 shares issuable upon exercise of Series F Warrants and 1,494,024 shares issuable upon exercise of Series G Warrants. Mr. Huang serves as a director of the Fund, the Parent GP and the Management Company. In addition, the Management Company owns 187,500 Series D Warrants to purchase 187,500 shares of our common stock. The Panacea Entities may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act.

(6)	This information is based on a Form 3 and a Schedule 13G filed with the SEC on March 21, 2019, with respect to 3,551,750 shares of common stock owned by the following persons: Center Laboratories, Inc. (Center) and Bioengine Capital Inc. (Bioengine). The beneficial ownership for Bioengine is based on 3,551,750 shares of common stock issued directly to Bioengine. The beneficial ownership percentage of Center is indirect and is based on Center’s ownership of 58.6% of the equity interest in Bioengine.

(7)	This information is based on a Form 3 and Schedule 13D filed with the SEC on December 31, 2018, with respect to 4,336,790 shares of common stock owned by Ivy Blue Holding Limited (Ivy Blue) and KPCB China Fund II, L.P. and affiliates. The beneficial ownership for Ivy Blue is based on 4,336,790 shares of common stock owned directly by Ivy Blue. The indirect beneficial ownership of KPCB China Fund II, L.P. is based on its ownership of 100% of Ivy Blue. In addition, KPCB China Associates II, L.P. is the general partner of KPCB China Fund II, L.P. KPCB China Holdings II, Ltd. is the general partner of KPCB China Associates II, L.P. The directors of KPCB China Holdings II, Ltd. are Brook Byers, Wen Hsieh, James Huang and Theodore Schlein. By virtue of these relationships, Brook Byers, Wen Hsieh, James Huang and Theodore Schlein may be deemed to indirectly beneficially own the securities held by Ivy Blue Holdings Limited; however each disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(8)	With respect to the Private Placement Financing on December 21, 2018, we issued to Tyrus-DA Global Healthcare No. 1 – 2,530,137 shares of common stock, 430,123 Series F Warrants to purchase 430,123 shares of common stock, and 834,945 Series G Warrants to purchase 834,945 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as noted below, there were no reportable transactions between us and any person that is a related party to us since the beginning of our fiscal year ended December 31, 2017 through December 31, 2018.  Any proposed transaction between us and any related party that involves an amount in excess of approximately $120,000 (the lower of $120,000 and one percent of the average of our total assets at year end for the last two completed fiscal years) must be submitted to, and reviewed and approved by, the Audit Committee of the Board. The Audit Committee will make its determination based on the particular circumstances of the proposed transaction, including whether the proposed transaction is in our best interest and does not involve an expense in excess of that which would likely be incurred in an arms’ length transaction. In reviewing such transactions, the Audit Committee refers to our written corporate policies related to conflicts of interest and related party transactions.

The Board presently consists of six  members, one of whom also serves as our Chief Executive Officer. Presently, Messrs. Leone, Mahady, Peacock and Schreiber are deemed to be “independent” directors within the meaning of the rules of the SEC and the Nasdaq listing requirements. Each director who serves on a standing committee, including the Compensation Committee, the Nomination and Governance Committee and the Audit Committee, is considered to be “independent” within the meaning of the SEC rules and the Nasdaq listing requirements.

For a discussion of our related party transactions with Lee’s Pharmaceutical Holdings Limited and affiliates, please refer to “Item 1 – Lee’s Pharmaceutical Holdings Limited And Affiliates.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, during the years ended December 31, 2018 and 2017:

Fee Category	2018	% of Total	2017	% of Total
Audit fees	$475,000	52%	$375,000	75%
Audit-related fees	445,000	48%	123,000	25%
Total fees	$920,000	100%	$498,000	100%

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

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2018

3.2	Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016

4.1	Form of Warrant dated October 10, 2014	Incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014

4.2	Form of Series A Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015

4.3	Form of Series B Warrant dated July 22, 2015	Incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015

4.4	Form of Series A-1 Warrant dated February 13, 2017	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017

4.5	Form of Series C Warrant dated April 4, 2018	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018

4.6	Form of Series D Warrant dated July 2, 2018	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018

4.7	Form of Series E Warrant dated December 11, 2018	Incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

4.8	Form of Series F Warrant dated December 24, 2018	Incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018

4.9	Form of Series G Warrant dated December 24, 2018	Incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018

4.10	Form of Series H Warrant dated February 14, 2019	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018

10.1+	Sublicense Agreement dated October 28, 1996, between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc.	Incorporated by reference to Exhibit 10.6 to Windtree’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375)

10.2+	Amended and Restated License Agreement dated March 28, 2008, between Windtree and Philip Morris USA Inc.,	Incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008

10.3+	License Agreement dated March 28, 2008, between Windtree and Philip Morris Products S.A.	Incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008

10.4+	Amended and Restated Sublicense and Collaboration Agreement dated December 3, 2004, between Windtree and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.28 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005

10.5+	Amended and Restated Supply Agreement dated December 3, 2004, between Windtree and Laboratorios del Dr. Esteve, S.A.	Incorporated by reference to Exhibit 10.29 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005

10.6+	License, Development and Commercialization Agreement dated June 12, 2017, between Windtree and Lee’s Pharmaceutical (HK) Ltd.	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 21, 2017

10.7+	Amendment No. 1 dated August 14, 2017 to the License Development and Commercialization Agreement between Windtree and Lee’s Pharmaceutical (HK) Ltd. dated June 12, 2017	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 14, 2017

10.8*	Windtree’s 2011 Long-Term Incentive Plan, as amended	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2018

10.9*	Form of Employee Option Agreement under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012

10.10*	Form of Non-Employee Director Option Agreement under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012

10.11*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.11 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015

10.12*	Form of Restricted Stock Unit Award Agreement for Employees under Windtree’s 2011 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.14 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018

10.13*	Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.14*	Inducement Stock Option Award Agreement dated February 1, 2016, between Windtree and Craig Fraser	Incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.15*	Amendment dated March 13, 2018, to Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018

10.16*	Employment Agreement dated December 19, 2014, between Windtree and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015

10.17*	Amendment dated December 29, 2014 to Employment Agreement dated December 19, 2014, effective as of April 1, 2015, between Windtree and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015

10.18*	Amendment dated March 13, 2018, to Employment Agreement dated December 19, 2014 between Windtree and Steven G. Simonson, M.D.	Incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018

10.19*	Employment Agreement dated March 21, 2014, between Windtree and John A. Tattory	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 12, 2014

10.20*	Amendment dated December 29, 2014 to Employment Agreement dated March 21, 2014, effective as of April 1, 2015, between Windtree and John A. Tattory	Incorporated by reference to Exhibit 10.19 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015

10.21*	Amendment dated March 13, 2018 to Employment Agreement dated March 21, 2014 between John A. Tattory	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018

10.22*	Form of Indemnification Agreement between Windtree and certain named executive officers and directors	Incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016

10.23*	Form of Indemnification Agreement between Windtree and certain named directors	Incorporated by reference to Exhibit 10.23 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

10.24	Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, between TR Stone Manor Corp. and Windtree	Incorporated by reference to Exhibits 10.1 and 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007

10.25	Second Amendment to Lease Agreement dated January 3, 2013 between TR Stone Manor Corp. and Windtree	Incorporated by reference to Exhibits 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013

10.26	Fourth Amendment to Lease Agreement dated April 29, 2016, between PH Stone Manor LP and Windtree	Incorporated by reference to Exhibits 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 31, 2016

10.27	Fifth Amendment to Lease Agreement dated February 23, 2018, between PH Stone Manor LP and Windtree	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 1, 2018

10.28+	Master Services Agreement dated October 24, 2013 between Windtree and DSM Pharmaceuticals, Inc. (now known as Patheon Manufacturing Services LLC)	Incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2013

10.29+	Supply Agreement dated December 22, 2010 between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010

10.30	Exchange and Termination Agreement dated October 27, 2017, between Windtree and Deerfield	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017

10.31	Registration Rights Agreement dated October 27, 2017, between Windtree and LPH Investments Limited	Incorporated by reference to Exhibit 99.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017

10.32	Registration Rights Agreement dated March 30, 2018, between Windtree and LPH II Investments Limited	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018

10.33	Payment Restructuring Agreement effective December 7, 2018, between Windtree and Battelle Memorial Institute	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 7, 2018

10.34	Loan Agreement dated October 25, 2018, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co., Ltd.	Incorporated by reference to Exhibit 10.34 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

10.35	Shareholder Loan Agreement dated April 24, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics	Incorporated by reference to Exhibit 10.35 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

10.36	Shareholder Loan Agreement dated September 20, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics	Incorporated by reference to Exhibit 10.36 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

10.37	Shareholder Loan Agreement dated October 26, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics	Incorporated by reference to Exhibit 10.37 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

10.38	Shareholder Loan Agreement dated November 16, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics	Incorporated by reference to Exhibit 10.38 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

10.39	Merger Agreement dated December 21, 2018, between Windtree, WT Acquisition Corp., and CVie Investments Limited	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018

10.40	Indemnification Letter Agreement dated December 21, 2018, between Windtree and Lee’s Pharmaceutical Holdings Limited	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018

10.41	Securities Purchase Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto	Incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018

10.42	Registration Rights Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto	Incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018

21.1	Subsidiaries of Windtree	Incorporated by reference to Exhibit 21.1 to the Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Incorporated by reference to Exhibit 23.1 to the Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Rule 201c Temporary Hardship Exemption for XBRL files	Incorporated by reference to Exhibit 99.1 to the Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019

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

WINDTREE THERAPEUTICS, INC.

Date: April 23, 2019	By:	/s/ Craig Fraser
Craig Fraser, Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ Craig Fraser	Craig Fraser Director, President, and Chief Executive Officer	April 23, 2019
(Principal Executive Officer)

/s/ John Tattory	John Tattory Senior Vice President and Chief Financial Officer	April 23, 2019
(Principal Financial and Accounting Officer)

/s/ James Huang	James Huang Director (Chairman of the Board)	April 23, 2019

/s/ John R. Leone	John R. Leone Director	April 23, 2019

/s/ Joseph M. Mahady	Joseph M. Mahady Director	April 23, 2019

/s/ Bruce A. Peacock	Bruce A. Peacock Director	April 23, 2019

/s/ Brian D. Schreiber	Brian D. Schreiber, M.D. Director	April 23, 2019

WINDTREE THERAPEUTICS, INC.  AND SUBSIDIARIES

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

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2018	2017
Cash flows from operating activities:
Net loss	$(20,533)	$(18,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	192
Amortization of debt discount	863	-
Stock-based compensation	955	1,655
Amortization of prepaid interest	-	912
Net loss on extinguishment of debt	3,345
Gain on debt restructuring	-	(5,824)
Gain on sale of equipment	(9)
Changes in:
Prepaid expenses and other current assets	302	90
Accounts payable	997	2,433
Collaboration and device development payable	(510)	(343)
Accrued expenses	(276)	(2,995)
Deferred revenue - current	(686)	884
Deferred revenue - non-current	(407)	407
Other liabilities	18	(10)
Net cash used in operating activities	(15,781)	(21,045)

Cash flows from investing activities:
Cash acquired in CVie acquisition	223	-
Purchase of marketable securities	(13,959)	-
Proceeds from sale of property and equipment	9	-
Purchase of property and equipment	-	(24)
Net cash used in investing activities	(13,727)	(24)

Cash flows from financing activities:
Proceeds from private placement issuance of securities, net of expenses	32,893	14,860
Proceeds from loan payable, net of expenses	6,160	3,900
Repayment of loan payable	(160)	-
Proceeds from convertible note payable	1,500	-
Repayment of convertible note payable	(1,500)	-
Payment for taxes related to net share settlements of restricted stock units	(155)	-
Proceeds from ATM Program, net of expenses	-	1,036
Principal payments on debt restructuring	-	(2,500)
Net cash provided by financing activities	38,738	17,296
Effect of exchange rates on cash	88	-
Net increase/(decrease) in cash, cash equivalents and restricted cash	9,318	(3,773)
Cash, cash equivalents and restricted cash - beginning of year	2,040	5,813
Cash, cash equivalents and restricted cash - end of year	$11,358	$2,040

Supplementary disclosure of cash flows information:
Interest paid	$288	$1,088

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC.  AND SUBSIDIARY

Note 1 –	The Company and Description of Business

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

In connection with the CVie Acquisition, our board of directors declared a dividend to the holders of record of outstanding shares of common stock, and holders of certain warrants to purchase common stock, that were outstanding on December 20, 2018 of 0.6148 Series H AEROSURF Warrant, for each share of common stock held by a shareholder or each warrant held by a warrant holder, as applicable, on the record date (AEROSURF Warrants).  The AEROSURF Warrants are exercisable for an aggregate of 2,963,167 shares of common stock.  Each AEROSURF Warrant has a term of five years and provides for automatic exercise into one share of common stock, without any exercise price, upon our public announcement of the dosing of the first human subject enrolled in our phase 3 clinical trial for AEROSURF.  The AEROSURF Warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s own Equity, and have been classified as equity. The $12.5 million fair value at issuance of the AEROSURF Warrants was determined using the Black-Scholes option-pricing model. The input assumptions used in the valuation are the historical volatility of our common stock price, the expected term of the warrants of two and a half years based on the expected date of the first human subject enrollment in our phase 3 clinical trial for AEROSURF, and the risk-free interest rate based on the average two-year and three-year treasury bill rate in effect at the measurement date.

Significant Input Assumptions of Warrant Valuation
Historical volatility	116%
Expected term (in years)	2.5
Risk-free interest rate	2.62%

On the Acquisition Date, we entered into an indemnification letter agreement (the Indemnification Letter Agreement) with Lee’s Pharmaceutical Holdings Limited (Lee’s), pursuant to which Lee’s agreed to indemnify the holders of issued and outstanding shares of common stock on December 20, 2018 (the Indemnitees) for any loss, liability, damage or expense, including reasonable attorney’s fees and expenses incurred by us in connection with or, as a result of, any material inaccuracy in any representation or warranty made by CVie in the Merger Agreement (notwithstanding that the representations and warranties made by CVie do not survive after the closing of the merger). To secure Lee’s performance of this indemnity obligation, 984,000 of the shares issued to Lee’s affiliate in the Merger are being placed in escrow with our transfer agent, Continental Stock Transfer & Trust Company for one year. A portion of the escrowed shares will be transferred to the Indemnitees as the sole and exclusive remedy for a successful indemnity claim.

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

Convertible Note

The issuance on July 2, 2018 of a Secured Convertible Promissory Note (the Note) to Panacea Venture Management Company Ltd. (Panacea) with respect to a loan facility in the aggregate amount of $1.5 million resulted in a beneficial conversion feature. We recognized this feature by allocating the relative fair value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the Note. We recorded the Note as current debt at its face value of $1.5 million less debt discount consisting of (i) $0.4 million related to the beneficial conversion feature and (ii) $0.4 million in fair value of the warrants issued in connection with the Note. The discount was accreted to the $1.5 million loan over its term using the effective interest method (see, – Note 11 – Loan Payable).  On December 27, 2018, we repaid the Note in its entirety in cash of $1.5 million. As part of the extinguishment of debt, we recorded a gain on extinguishment of debt of approximately $0.4 million, relating to the reacquisition of the beneficial conversion option. The gain was calculated using the intrinsic value of the beneficial conversion option, which is the product of: (i) the difference between the common stock price on the date of extinguishment of $5.11 and the conversion price of $4.00, and (ii) 375,000 shares convertible into common stock.

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

From April 24, 2018 to November 16, 2018, CVie entered into four separate agreements to borrow an aggregate of approximately $3.5 million from Lee’s International. The terms of the loan agreements are identical where the interest, payable in cash upon maturity, is 4% per annum and each of the four separate loans will mature one year from the effective date as follows: $0.5 million in April 2019; $0.3 million in September 2019; $0.2 million in October 2019; and $2.5 million in November 2019.

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

Lee’s Pharmaceutical Holdings Limited

As of December 31, 2018 and 2017, Lee’s beneficial ownership of our issued and outstanding shares of common stock was 40% and 73%, respectively.

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

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, at December 31, 2018 and 2017, are as follows:

	December 31,
(in thousands)	2018	2017

Long-term deferred assets:
Net operating loss carryforwards (federal and state)	$176,759	$168,263
Research and development tax credit	16,718	16,813
Compensation expense on stock	1,121	1,191
Charitable contribution carryforward	-	5
Other accrued	1,016	2,547
Deferred revenue	57	317
Depreciation	309	297
Total long-term deferred tax assets	195,980	189,433
Long-term deferred liabilities:
IPR&D	(15,476)	-
Total long-term deferred tax liabilities	(15,476)	-
Valuation allowance	(195,980)	(189,433)
Deferred tax liabilities, net	$(15,476)	$-

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

F-33