Form 10-Q
period 2019-03-31
WINDTREE THERAPEUTICS INC /DE/
filed 2019-05-20
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(215) 488-9300

(Registrant’s telephone number, including area code)

__________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

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

As of May 10, 2019, there were outstanding 32,188,855 shares of the registrant’s common stock, par value $0.001 per share.

ii

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its wholly-owned subsidiaries, CVie Investments Limited, CVie Therapeutics Limited; and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, future milestones, goals and objectives, and our financial plans and future financial condition, including the period of time during which our existing resources will enable us to fund our operations and continue as a going concern. Forward-looking statements also include our expectations about the timing and anticipated outcomes of submitting regulatory filings in the United States (US) and other markets for our products under development; our research and development programs, including planned development activities, anticipated timing of clinical trials and potential development milestones; manufacturing plans for our drug products, active pharmaceutical ingredients, materials and our aerosol delivery system (ADS); and our plans regarding potential strategic alliances, collaboration agreements, including licensing opportunities, and other potential strategic transactions (including without limitation, by merger, acquisition or other corporate transaction).

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties include, but are not limited to the following:

●	our ongoing capital resource requirements and our ability to raise funds to meet such requirements;
●	our ability to successfully identify and enter into strategic and other non-dilutive transactions;
●	our ability to successfully execute development activities;
●	our ability to successfully integrate our company following our acquisition of CVie Investments;
●	risks related to manufacturing active pharmaceutical ingredients, drug product, medical devices and other materials we need; and
●	other risks and uncertainties detailed in Risk Factors and elsewhere in our Annual Report on Form 10-K, and in the documents incorporated by reference therein.

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

Trademark Notice

AEROSURF®, SURFAXIN®, WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2019	December 31, 2018
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$2,053	$11,187
Available-for-sale marketable securities	13,514	13,959
Prepaid expenses and other current assets	502	507
Total current assets	16,069	25,653

Property and equipment, net	826	802
Restricted cash	171	171
Operating lease right-of-use assets	1,788	-
Intangible assets	77,090	77,090
Goodwill	15,682	15,682
Total assets	$111,626	$119,398

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,417	$3,420
Collaboration and device development payable, net	1,939	2,576
Accrued expenses	5,247	6,465
Operating lease liabilities - current portion	730	-
Deferred revenue	158	198
Loan payable	7,469	7,974
Total current liabilities	16,960	20,633

Operating lease liabilities - non-current portion	1,251	-
Restructured debt liability - contingent milestone payments	15,000	15,000
Deferred tax liabilities	15,356	15,476
Other liabilities	63	175
Total liabilities	48,630	51,284

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2019 and December 31, 2018; 32,188,929 and 32,133,263 shares issued at March 31, 2019 and December 31, 2018, respectively; 32,188,855 and 32,133,189 shares outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	730,162	728,783
Accumulated deficit	(664,184)	(657,647)
Accumulated other comprehensive income	40	-
Treasury stock (at cost); 74 shares	(3,054)	(3,054)
Total stockholders' equity	62,996	68,114
Total liabilities & stockholders' equity	$111,626	$119,398

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018

Revenues:
License revenue with affiliate	$40	$204
Total revenues	40	204

Expenses:
Research and development	3,342	3,118
General and administrative	3,355	1,926
Total operating expenses	6,697	5,044
Operating loss	(6,657)	(4,840)

Other income / (expense):
Interest income	60	4
Interest expense	(136)	(90)
Other income	196	414
Other income / (expense), net	120	328

Net loss	$(6,537)	$(4,512)

Net loss per common share
Basic and diluted	$(0.20)	$(1.40)

Weighted average number of common shares outstanding
Basic and diluted	32,142	3,227

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2019	2018

Net loss	$(6,537)	$(4,512)
Other comprehensive income:
Unrealized gain on marketable securities	40	-

Comprehensive loss	$(6,497)	$(4,512)

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2017	3	$-	3,227	$3	$616,245	$(637,114)	$-	-	$(3,054)	$(23,920)
Net Loss	-	-	-	-	-	(4,512)	-	-	-	(4,512)
Share Purchase Agreement, April 2018	-	-	-	-	(52)	-	-	-	-	(52)
Stock-based compensation expense	-	-	-	-	418	-	-	-	-	418
Balance - March 31, 2018	3	$-	3,227	$3	$616,611	$(641,626)	$-	-	$(3,054)	$(28,066)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2018	-	$-	32,133	$32	$728,783	$(657,647)	$-	-	$(3,054)	$68,114
Net Loss	-	-	-	-	-	(6,537)	-	-	-	(6,537)
Vesting of restricted stock units	-	-	56	-	-	-	-	-	-	-
Withholding tax payments related to net share settlements of restricted stock units	-	-	-	-	(151)	-	-	-	-	(151)
Stock-based compensation expense	-	-	-	-	1,530	-	-	-	-	1,530
Unrealized gain on marketable securities	-	-	-	-	-	-	40	-	-	40
Balance - March 31, 2019	-	$-	32,189	$32	$730,162	$(664,184)	$40	-	$(3,054)	$62,996

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,537)	$(4,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(40)	(204)
Depreciation	50	41
Amortization of operating lease right-of-use assets	192	-
Amortization of debt discount	55	-
Stock-based compensation	1,530	418
Realized gain on investments	(11)	-
Changes in:
Prepaid expenses and other current assets	5	293
Accounts payable	(2,003)	1,635
Collaboration and device development payable	(692)	49
Accrued expenses	(1,118)	(266)
Operating lease liabilities	(214)	-
Other liabilities	24	-
Net cash used in operating activities	(8,759)	(2,546)

Cash flows from investing activities:
Purchase of property and equipment	(74)	-
Proceeds from sale of marketable securities	499	-
Net cash provided by investing activities	425	-

Cash flows from financing activities:
Proceeds from loan payable, net of expenses	-	2,500
Principle payments on loan payable	(447)	-
Payment for taxes related to net share settlements of restricted stock units	(151)	-
Net cash (used in) / provided by financing activities	(598)	2,500
Effect of exchange rate changes on cash and cash equivalents	(202)	-
Net decrease in cash and cash equivalents	(9,134)	(46)
Cash, cash equivalents and restricted cash - beginning of year	11,358	2,040
Cash, cash equivalents and restricted cash - end of year	$2,224	$1,994

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology and medical device company focused on developing drug product candidates and medical device technologies to address acute pulmonary and cardiovascular diseases. Historically, our focus has been on the development of our proprietary KL4 surfactant technology and aerosol delivery system (ADS) technology for the treatment and/or prevention of respiratory distress syndrome (RDS) in premature infants. On December 21, 2018, we entered into an Agreement and Plan of Merger (the CVie Acquisition) with CVie Investments Limited (CVie Investments), an exempted company with limited liability incorporated under the laws of the Cayman Islands, pursuant to which we issued shares of our common stock, par value $0.001 per share (common stock), to CVie Investments’ former shareholders, at an exchange ratio of 0.3512 share of common stock for each share of CVie Investments outstanding prior to the merger, resulting in the issuance of 16,265,060 shares of common stock in exchange for the outstanding shares of CVie Investments. Since the CVie Acquisition, which closed on December 21, 2018, we have operated CVie Investments, and its wholly-owned subsidiary, CVie Therapeutics Limited (CVie Therapeutics), a Taiwan corporation organized under the laws of the Republic of China, as a business division (the entities may be collectively referred to herein as CVie) focused on development of drug product candidates for cardiovascular diseases, including acute heart failure and hypertension and associated organ dysfunction.

Our four lead development programs are (1) istaroxime for treatment of acute decompensated heart failure (ADHF), (2) AEROSURF® (lucinactant for inhalation) for non-invasive delivery of our lyophilized KL4 surfactant to treat RDS in premature infants, (3) lyophilized KL4 surfactant intratracheal suspension for RDS, and (4) rostafuroxin for genetically associated hypertension.

The reader is referred to, and encouraged to read in its entirety, Item 1 – Business in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (SEC) on April 16, 2019, as amended by the Form 10-K/A that we filed with the SEC on April 23, 2019 (collectively, 2018 10-K), which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Note 2 –	Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. When necessary, the prior year interim unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. There have been no changes to our critical accounting policies since December 31, 2018. The accompanying interim unaudited condensed financial statements should be read in conjunction with annual audited financial statements and related notes as of and for the year ended December 31, 2018 contained in the Company’s 2018 Form 10-K.

Note 3 –	Liquidity Risks and Management’s Plans

As of March 31, 2019, we had cash and cash equivalents of $2.1 million and available-for-sale, marketable securities of $13.5 million, and current liabilities of $17.0 million, including $7.5 million of Loan payable (see, Note 7 - Loan Payable).  As of May 10, 2019, we believe that we have sufficient resources (including marketable securities) available to support our development activities, business operations and debt service through October 2019.

Although we believe that the CVie Acquisition and a $39 million private placement financing that closed on the same date (the Private Placement Financing) have improved our financial position and may better position us to raise the capital needed to fund our business plans, we expect to continue to incur significant losses and require significant additional capital to advance our istaroxime and AEROSURF clinical development programs and other activities, support our operations and business development efforts, and satisfy our obligations beyond October 2019, and we do not have sufficient cash and cash equivalents for at least the next year following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through a combination of public or private equity offerings and strategic transactions, including but not limited to potential alliances and collaborations focused on various individual markets; however, none of these alternatives are committed at this time.  There can be no assurance that we will be able to complete any public or private equity offerings on acceptable terms, or in amounts required to support our operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

As of March 31, 2019, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 72.0 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Note 4 –	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the US (US GAAP) and include accounts of Windtree Therapeutics, Inc. and its wholly-owned subsidiaries, CVie Investments, CVie Therapeutics, and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

Business Combinations

We follow the acquisition method for an acquisition of a business where the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and as such, actual results may differ materially from estimates.

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The following table represents identifiable intangible assets as of March 31, 2019:

(in thousands)	Estimated Fair Value

Istaroxime drug candidate	$22,340
Rostafuroxin drug candidate	54,750
Total	$77,090

Goodwill represents the excess of the purchase price over the fair value assets acquired and liabilities assumed in a business combination and is not amortized. We perform an annual impairment test for goodwill and evaluate the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that our fair value is less than our carrying value. If the estimated fair value is less than our carrying value, then an impairment loss is recorded.

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income (expense). Foreign currency transactions resulted in gains of approximately $0.2 million for the three months ended March 31, 2019. There were no foreign currency transaction gains or losses for the three months ended March 31, 2018.

Use of Estimates

The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketable Securities

Marketable securities consist of investments in US Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify investments as available-for-sale pursuant to Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in other income (expense) on a specific-identification basis. For the three months ended March 31, 2019, we had $11,000 in realized gains and $40,000 in unrealized gains on marketable securities. There were no realized or unrealized gains or losses on investments for the three months ended March 31, 2018.

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

Leases

Effective January 1, 2019, we adopted ASC Topic 842, Leases (ASC 842), using the modified retrospective transition approach and utilizing the effective date as the date of initial application.  Consequently, prior period balances and disclosures have not been restated and are presented in accordance with the previous guidance in ASC Topic 840, Leases.

At the inception of an arrangement, we determine whether an arrangement is, or contains, a lease based on the unique facts and circumstances present in the arrangement. An arrangement is, or contains, a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Most leases with a term greater than one year are recognized on the balance sheet as operating lease right-of-use assets and current and non-current operating lease liabilities, as applicable. We elected not to recognize on the balance sheet leases with terms of 12 months or less. We typically only include the initial lease term in our assessment of a lease arrangement. Options to extend a lease are not included in our assessment unless there is reasonable certainty that we will renew.

Operating lease liabilities and their corresponding operating lease right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in our leases is typically not readily determinable. As a result, we utilize our incremental borrowing rate, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, we utilized the remaining lease term of our leases in determining the appropriate incremental borrowing rates.

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (see, Note 8 – Restructured Debt Liability), we established a $15 million long-term liability for contingent AEROSURF regulatory and commercial milestone payments, beginning with the filing for marketing approval in the United States, potentially due under the Exchange and Termination Agreement dated as of October 27, 2017 (Exchange and Termination Agreement), between ourselves and affiliates of Deerfield Management Company L.P. (Deerfield). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

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

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of March 31, 2019 and 2018, the number of shares of common stock potentially issuable upon the conversion of preferred stock or exercise of certain stock options and warrants was 15.2 million and 1.0 million shares, respectively. For the three months ended March 31, 2019 and 2018, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 establishes ASC 842 which amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition for most leases and the disclosure of key information about leasing arrangements. ASC 842 was subsequently amended during 2018. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted the new standard using the required modified retrospective approach on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information is not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. Instead, the requirements of ASC 840 are presented for these prior periods.

ASC 842 provides several optional practical expedients in transition. We elected the package of practical expedients which allowed us to not reassess its existing conclusions on lease identification, classification, and initial direct costs. Further, we elected to utilize the short-term lease exemption for all leases with an original term of 12 months or less, for purposes of applying the recognition and measurement requirements of the new standard. We also elected the practical expedient to not separate lease and non-lease components for all our leases.

The adoption of this standard resulted in the recognition of operating lease liabilities and related right-of-use assets on our condensed consolidated balance sheets of $2.2 million and $2.0 million, respectively, related to our operating leases. The adoption of ASC 842 also resulted in the elimination of deferred rent of approximately $72,000 and $139,000 in accrued expenses and other long-term liabilities, respectively, in our condensed consolidated balance sheets. The adoption of the standard did not have a material impact on our condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows. Refer to Note 10 – Leases, for our current lease commitments.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted this guidance on January 1, 2019 and will apply it to our annual impairment test, and any interim impairment tests during the year ending December 31, 2019.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. Companies will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the valuation processes of Level 3 fair value measurements. However, companies will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements.

Note 5 –	License Revenue with Affiliate

	Three Months Ended March 31,
(in thousands)	2019	2018

License revenue with affiliate	$40	$204

License revenue with affiliate for the three months ended March 31, 2019 represents revenue from a License Agreement with Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)), an affiliate of our largest shareholder, Lee’s Pharmaceutical Holdings Limited (Lee’s), and constitutes a contract with a customer accounted for in accordance with ASC Topic 606.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31,
(in thousands)	2018	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$2,053	$2,053	$-	$-
U.S. Treasury notes	13,514	13,514	-	-
Certificate of deposit	171	171	-	-
Total Assets	$15,738	$15,738	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2018	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$5,234	$5,234	$-	$-
U.S. Treasury notes	19,912	19,912	-	-
Certificate of deposit	171	171	-	-
Total Assets	$25,317	$25,317	$-	$-

Note 7 –	Loan Payable

In January 2018 and March 2018, LPH Investments Limited (LPH), an affiliate of Lee’s, agreed to lend us $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we sought to identify and advance one or more potential strategic initiatives as defined in the related loan agreements (Funding Event). The loans accrued interest at a rate of 6% per annum and would mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a Security Agreement with LPH dated March 1, 2018 (LPH Security Agreement). Effective December 5, 2018, LPH assigned all outstanding loans to us to LPH II Investment Limited (LPH II). In connection with the Private Placement Financing, we converted $6.0 million of the then outstanding loan payable obligations to LPH II on the same terms as those of the investors in the private placement. Included in the conversion were the $1.5 million and $1.0 million loans.

Assumption of bank debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $4.5 million in a bank credit facility due in March 2020.

In September 2016, CVie entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd. to finance operating activities. The facility was later renewed and increased to approximately $5.8 million in September 2017. The credit facility was guaranteed by Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount. The guaranty was part of the facility; however, we do not have a written commitment from Lee’s to maintain the collateral. Interest, payable in cash on a monthly basis, is determined based on 90-day TAIBOR (the Taipei Interbank Offer Rate) plus 0.91%. The credit facility will expire on September 11, 2019 and matures six months after the expiration date, on March 11, 2020. Although we reached an understanding with Lee’s that it would maintain the bank deposits securing its guaranty obligation under the credit facility, we do not have a written agreement with Lee’s requiring it to do so; therefore, the $4.5 million outstanding under the facility has been classified as a current liability on the condensed consolidated balance sheets.

As of March 31, 2019, the outstanding principal was approximately $4.5 million.

Assumption of Lee’s debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $3.5 million of debt payable to Lee’s Pharmaceutical International Limited (Lee’s International).

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

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 loan and paid the remaining $50,000 balance plus accrued interest in April 2019. As of March 31, 2019, the outstanding principal of the loans with Lee’s was $3.0 million.

Note 8 –	Restructured Debt Liability

	March 31,	December 31,
(in thousands)	2019	2018

Restructured debt liability - contingent milestone payments	$15,000	$15,000

On November 1, 2017, we and Deerfield entered into an Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P. (Deerfield Loan) in the aggregate principal amount of $25 million and (ii) warrants to purchase up to 25,000 shares of our common stock at an exercise price of $786.80 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 71,111 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see, Note 4 – Summary of Significant Accounting Policies). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

Note 9 –	Stock Options and Stock-Based Employee Compensation

We recognize in our condensed consolidated financial statements all stock-based awards to employees and non-employee directors based on their fair value on the date of grant, calculated using the Black-Scholes option-pricing model. Compensation expense related to stock-based awards is recognized ratably over the vesting period, which for employees is typically three years. We recognize restricted stock unit awards to employees and non-employee directors based on their fair value on the date of grant.  Compensation expense related to restricted stock unit awards is recognized ratably over the vesting period, which typically has been between approximately six to 18 months.

A summary of activity under our long-term incentive plan is presented below:

		Weighted-	Weighted- Average
(in thousands, except for weighted-average data)		Average	Remaining
Stock Options	Shares	Exercise Price	Contractual Term (In Yrs)

Outstanding at January 1, 2019	4,417	$6.73
Granted	824	4.11
Forfeited or expired	(4)	576.33
Outstanding at March 31, 2019	5,237	$5.91	9.7

Vested and exercisable at March 31, 2019	69	$130.39	6.7

Vested and expected to vest at March 31, 2019	4,942	$5.89	9.7

(in thousands, except for weighted-average data)

Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2019	151	$4.29
Awarded	249	3.95
Vested	(95)	3.95
Cancelled	(144)	4.33
Unvested at March 31, 2019	161	$4.22

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

Three Months Ended March 31,
2019

Weighted average expected volatility	96%
Weighted average expected term (in years)	6.5
Weighted average risk-free interest rate	2.60%
Expected dividends	-

The table below summarizes the total stock-based compensation expense included in the statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018

Research and development	$489	$110
General and administrative	1,041	308
Total	$1,530	$418

Note 10 –	Leases

Our operating leases consist primarily of facility leases for our operations in Warrington, Pennsylvania and Taipei, Taiwan.

We maintain our corporate headquarters and operations in Warrington, Pennsylvania, with a remaining non-cancelable term of approximately three years.  The facility serves as the main operating facility for drug and device development, regulatory, analytical technical services, research and development, and administration. We also maintain offices in Taipei, Taiwan, the former headquarters of CVie Therapeutics, where we perform certain manufacturing development and preclinical activities related to our cardiovascular drug product candidates.

Throughout the term of our leases, we are responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the three months ended March 31, 2019:

Three Months Ended March 31,
(in thousands)	2019

Operating lease cost	$238
Variable lease cost	7
Total lease cost	$245

Other Information
Operating cash flows used for operating leases	$253
Weighted average remaining lease term (in years)	2.9
Weighted average incremental borrowing rate	9.00%

Future minimum lease payments under our non-cancelable operating leases as of March 31, 2019, are as follows:

Three Months Ended March 31,
(in thousands)	2019

2019 (excluding the three months ended March 31, 2019)	$699
2020	666
2021	654
2022	194
2023	28
Thereafter	-
Total lease payments	2,241
Less imputed interest	(260)
Total operating lease liabilities at March 31, 2019	1,981

The total aggregate base rental payments remaining under the leases as of December 31, 2018 were approximately $2.1 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. The reader should review the Forward-Looking Statements section, any risk factors discussed in the Risk Factors Section and elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (SEC) on April 16, 2019, as amended by the Form 10-K/A that we filed with the SEC on April 23, 2019 (collectively, 2018 Form 10-K), and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This MD&A is provided as a supplement to the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) to help provide an understanding of our financial condition and changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) and the 2018 Form 10-K. Unless otherwise specified, references to Notes in this MD&A shall refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

OVERVIEW

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology and medical device company focused on developing drug product candidates and medical device technologies to address acute pulmonary and cardiovascular diseases. Historically, our focus has been on the development of our proprietary KL4 surfactant technology and aerosol delivery system (ADS) technology for the treatment and/or prevention of respiratory distress syndrome (RDS) in premature infants. On December 21, 2018, we entered into an Agreement and Plan of Merger (the CVie Acquisition) with CVie Investments Limited (CVie Investments), an exempted company with limited liability incorporated under the laws of the Cayman Islands, pursuant to which we issued shares of our common stock, par value $0.001 per share (common stock), to CVie Investments’ former shareholders, at an exchange ratio of 0.3512 share of common stock for each share of CVie Investments outstanding prior to the merger, resulting in the issuance of 16,265,060 shares of common stock in exchange for the outstanding shares of CVie Investments. Since the CVie Acquisition, which closed on December 21, 2018, we have operated CVie Investments, and its wholly-owned subsidiary, CVie Therapeutics Limited (CVie Therapeutics), a Taiwan corporation organized under the laws of the Republic of China, as a business division (the entities may be collectively referred to herein as CVie) focused on development of drug product candidates for cardiovascular diseases, including acute heart failure and hypertension and associated organ dysfunction.

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

We also believe that our lyophilized KL4 surfactant may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. We are pursuing a number of early exploratory research efforts to identify potential product candidates, including a collaboration with Eleison Pharmaceuticals, Inc., a specialty pharmaceutical company developing life-saving therapeutics for rare cancers, to assess the feasibility of using our ADS potentially to deliver Eleison’s inhaled lipid cisplatin (ILC), and, with support from the National Institutes of Health (NIH), to address respiratory conditions.

Our fourth product candidate is rostafuroxin for the treatment of genetically associated hypertension. Rostafuroxin targets resistant hypertensive patients with a specific genetic profile, which is found in approximately 20% to 25% of the adult hypertensive population. We believe that rostafuroxin may reduce or normalize blood pressure in this genetically identified subset of patients and may reduce the risk of hypertension-related sequelae beyond the level normally associated with the absolute reduction of blood pressure, per se, because the molecular mechanism blocked by rostafuroxin may also be involved in organ damage. CVie Therapeutics completed three clinical trials assessing rostafuroxin, including a phase 2b clinical trial which was conducted in two parts, one in Caucasian patients in Italy and one in Chinese patients in Taiwan. While the blood pressure reduction in Caucasians was notable, there was no blood pressure response in Chinese patients. We are analyzing the results of these studies potentially to understand the reasons for the limited response in Chinese patients. In 2019, we plan to focus on finalizing the drug formulation and defining drug product analytical methods. We then plan to engage in business development activities potentially to out-license rostafuroxin to a larger company that has an interest in and/or operates in the very large and broad antihypertension market.

Business and Program Updates

The reader is referred to, and encouraged to read in its entirety, Item 1 – Business in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (SEC) on April 16, 2019, as amended by the Form 10-K/A that we filed with the SEC on April 23, 2019 (collectively, 2018 10-K), which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

In addition, on April 24, 2019, our Board of Directors (the Board) adopted a resolution expanding the size of our Board from six to seven and appointed Daniel Geffken to the Board. Mr. Geffken was also appointed Chairman of the Audit Committee of the Board and a member of the Compensation Committee of the Board.

With respect to our AEROSURF® development program, on May 9, 2019, we announced that we had presented a new post-hoc analysis from our phase 2b AEROSURF clinical trial suggesting that AEROSURF may reduce the overall incidence and severity of bronchopulmonary dysplasia (BPD) in premature infants with RDS, regardless of whether the infant was ultimately intubated. The new data were presented in May 2019 at the Pediatric Academic Societies (PAS) Meeting, the leading event for academic pediatrics and child health research.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2018. For a discussion of our accounting policies, see, Note 4 – Summary of Significant Accounting Policies and, in the Notes to Consolidated Financial Statements (Notes) in our 2018 Form 10-K, Note 5 – Accounting Policies and Recent Accounting Pronouncements.  Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended March 31, 2019 and 2018 was $6.7 million and $4.8 million, respectively. The increase in operating loss from 2018 to 2019 was due to a $1.7 million increase in operating expenses and a $0.2 million decrease in total revenue.

The net loss for the three months ended March 31, 2019 and 2018 was $6.5 million and $4.5 million, respectively.

License Revenue with Affiliate

	Three Months Ended March 31,
(in thousands)	2019	2018

License revenue with affiliate	$40	$204

License revenue with affiliate for the three months ended March 31, 2019 represents revenue from a License Agreement with Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)), an affiliate of our largest shareholder, Lee’s Pharmaceutical Holdings Limited (Lee’s), and constitutes a contract with a customer accounted for in accordance with ASC Topic 606.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we account for such costs by category rather than by project. As many of our research and development activities likely form the foundation for the potential development of multiple product candidates, including istaroxime, our KL4 surfactant and drug delivery technologies, and rostafuroxin, they are expected to benefit more than a single project. For that reason, we cannot reasonably estimate the costs of our research and development activities on a project-by-project basis. We believe that tracking our expenses by category is a more accurate method of accounting for these activities. Our research and development costs consist primarily of expenses associated with (a) product development and manufacturing, (b) clinical, medical and regulatory operations, and (c) direct preclinical and clinical development programs. We also account for research and development and report annually by major expense category as follows: (i) salaries and benefits, (ii) contracted services, (iii) raw materials, aerosol devices and supplies, (iv) rents and utilities, (v) depreciation, (vi) contract manufacturing, (vii) travel, (viii) stock-based compensation and (ix) other.

Research and development expenses by category for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Product development and manufacturing	$993	$1,591
Clinical, medical and regulatory operations	1,688	1,230
Direct preclinical and clinical programs	661	297
Total research and development expenses	$3,342	$3,118

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.5 and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, both in-house and with contract manufacturing organizations (CMOs), validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our drug product candidates used in research and development activities, including istaroxime, KL4 surfactant and rostafuroxin, and our medical devices, including our ADS; (ii) design and development activities related to our ADS for use in our AEROSURF clinical development program; and (iii) pharmaceutical and manufacturing development activities, including development of a lyophilized dosage form of our KL4 surfactant and rostafuroxin. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses decreased $0.6 million for the three months ended March 31, 2019 compared to the same period in 2018 due to reduction of design and development activities on the phase 3 ADS, following completion of the design verification activities in mid-2018.

Clinical, Medical and Regulatory Operations

Clinical, medical and regulatory operations include (i) medical, scientific, preclinical and clinical, regulatory, data management and biostatistics activities in support of our research and development programs; and (ii) medical affairs activities to provide scientific and medical education support for our product candidates under development. These costs include personnel, expert consultants, outside services to support regulatory and data management, symposiums at key medical meetings, facilities-related costs, and other costs for the management of clinical trials.

Clinical, medical and regulatory operations expenses increased $0.5 million for the three months ended March 31, compared to the same period in 2018 due to an increase in non-cash, stock compensation expense as a result of employee stock option grants in the fourth quarter of 2018 and the first quarter of 2019.

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

Direct preclinical and clinical development programs expenses increased $0.4 million for the three months ended March 31, 2019 compared to the same period in 2018 due to costs associated with preclinical activities related to potential follow-on product candidates in acute heart failure.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2019	2018

General and administrative expenses	$3,355	$1,926

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses increased $1.4 million for the three months ended March 31, 2019 compared to the same period in 2018 due to an increase in non-cash, stock compensation expense as a result of employee stock option grants in the fourth quarter of 2018 and the first quarter of 2019 and an increase in employee-related incentive bonus accruals.

Other Income and (Expense)

	Three Months Ended March 31,
(in thousands)	2019	2018

Interest income	60	4
Interest expense	(136)	(90)
Other income	196	414
Other income, net	$120	$328

The increase in interest income is due to the increase in cash and marketable securities available-for-sale as a result of the Private Placement Financing.

For 2019, interest expense consists of interest expense associated with the collaboration and device development payables and with the loan payable. For 2018, interest expense primarily consists of interest expense associated with amounts due to Battelle Memorial Institute under a 2014 Collaboration Agreement, and device development payables, and interest expense related to $2.5 million in loans payable to LPH.

For 2019, other income primarily consists of $0.2 million in gains on foreign currency translation. For 2018, other income primarily consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had cash and cash equivalents of $2.1 million and available-for-sale, marketable securities of $13.5 million, and current liabilities of $17.0 million, including $7.5 million of Loan payable (see, Note 7 – Loan Payable).  As of May 10, 2019, we believe that we have sufficient resources (including marketable securities) available to support our development activities, business operations and debt service through October 2019.

Although we believe that the CVie Acquisition and a $39 million private placement financing that closed on the same date (the Private Placement Financing) have improved our financial position and may better position us to raise the capital needed to fund our business plans, we expect to continue to incur significant losses and require significant additional capital to advance our istaroxime and AEROSURF clinical development programs and other activities, support our operations and business development efforts, and satisfy our obligations beyond October 2019, and we do not have sufficient cash and cash equivalents for at least the next year following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to raise additional capital through a combination of public or private equity offerings and strategic transactions, including but not limited to potential alliances and collaborations focused on various individual markets; however, none of these alternatives are committed at this time.  There can be no assurance that we will be able to complete any public or private equity offerings on acceptable terms, or in amounts required to support our operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

As of March 31, 2019, there were 120 million shares of common stock and 5 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 72.0 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Cash Flows

Cash outflows for the three months ended March 31, 2019, consist of $8.8 million used for ongoing operating activities and $0.6 million used for financing activities, offset by cash inflows for the three months ended March 31, 2019 of $0.4 million for investing activities.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was $8.8 million and $2.5 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The increase in net cash used in operating activities is due to the payment of CVie Acquisition costs and Private Placement Financing costs and the payment of pre-existing obligations with the proceeds of the Private Placement Financing.  The net cash used in operating activities for the three months ended March 31, 2018 reflected our cash conservation efforts during that period.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 represents $0.5 million related to the sale of marketable securities, partially offset by $0.1 million in purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $0.6 million and represents $0.4 million in principal payments on our Loan payable and $0.1 million related to withholding tax payments for net share settlements of restricted stock units.

Net cash provided by financing activities for the three months ended March 31, 2018 was $2.5 million and represents loan proceeds of $1.5 million and $1.0 million related to loan agreements with LPH.

The following sections provide a more detailed discussion of our available financing facilities.

Loan Payable

In January 2018 and March 2018, LPH Investments Limited (LPH), an affiliate of our largest shareholder, Lee’s Pharmaceutical Holdings Limited (Lee’s), agreed to lend us $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we sought to identify and advance one or more potential strategic initiatives as defined in the related loan agreements (Funding Event).  The loans accrued interest at a rate of 6% per annum and would mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a Security Agreement with LPH dated March 1, 2018 (LPH Security Agreement). Effective December 5, 2018, LPH assigned all outstanding loans to us to LPH II Investment Limited (LPH II). In connection with the Private Placement Financing, we converted $6.0 million of the then outstanding loan payable obligations to LPH II on the same terms as those of the investors in the private placement. Included in the conversion were the $1.5 million and $1.0 million loans.

Assumption of bank debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $4.5 million in a bank credit facility due in March 2020.

In September 2016, CVie entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd. to finance operating activities. The facility was later renewed and increased to approximately $5.8 million in September 2017. The credit facility was guaranteed by Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount.  Interest, payable in cash on a monthly basis, is determined based on 90-day TAIBOR (the Taipei Interbank Offer Rate) plus 0.91%. The credit facility will expire on September 11, 2019 and matures six months after the expiration date, on March 11, 2020. Although we reached an understanding with Lee’s that it would maintain the bank deposits securing its guaranty obligation under the credit facility, we do not have a written agreement with Lee’s requiring it to do so; therefore, the $4.5 million outstanding under the facility has been classified as a current liability on the condensed consolidated balance sheets.

As of March 31, 2019, the outstanding principal was approximately $4.5 million.

Assumption of Lee’s debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $3.5 million of debt payable to Lee’s Pharmaceutical International Limited (Lee’s International).

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

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 loan and paid the remaining $50,000 balance plus accrued interest in April 2019. As of March 31, 2019, the outstanding principal of the loans with Lee’s was $3.0 million.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Investing in our securities involves risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in Item 1A. Risk Factors in our 2018 Form 10-K. These risks are not the only risks that could materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our 2018 Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

As of May 10, 2019, we believe that we have sufficient capital to fund our research and development programs, support our business operations and satisfy existing obligations on a timely basis through October 2019. If we do not secure additional capital to support our future activities before our existing cash resources are exhausted, we likely will be unable to continue as a going concern.

As of March 31, 2019, we had cash and cash equivalents of $2.1 million and available-for-sale, marketable securities of $13.5 million, and current liabilities of $17.0 million, including $7.5 million of loan payable. Although we believe that the CVie Acquisition and $39 million Private Placement Financing improved our financial position and may better position us to raise the capital needed to fund our business plans, we expect to continue to incur significant losses and require significant additional capital to advance our clinical development programs, support our operations and business development efforts, and satisfy existing obligations. As of May 10, 2019, we believe that we will have sufficient resources (including marketable securities) to support our development activities and business operations through October 2019.

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

101.1

The following condensed consolidated financial statements from the Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2019 and March 31, 2018, (iii) Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2019 and March 31, 2018, (iv) Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and March 31, 2018, and (v) Notes to Condensed Consolidated Financial Statements.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: May 20, 2019	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: May 20, 2019	By: /s/ John Tattory
John Tattory
Senior Vice President and Chief Financial Officer