Form 10-Q
period 2019-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2019-08-14
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-26422

Windtree Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	2600 Kelly Road, Suite 100	94-3171943
(State or other jurisdiction of incorporation or organization)	Warrington, Pennsylvania 18976-3622 (Address of principal executive offices)	(I.R.S. Employer Identification Number)

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

Securities registered pursuant to Section 12(b) of the Act

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

As of August 9, 2019, there were outstanding 32,188,855 shares of the registrant’s common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its wholly-owned subsidiaries, CVie Investments Limited and its wholly-owned subsidiary, CVie Therapeutics Limited; and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties include, but are not limited to the following:

●	our ongoing capital resource requirements and our ability to raise funds to meet such requirements;
●	our ability to successfully integrate our company following our acquisition of CVie Investments;
●	our ability to successfully execute product development activities;
●	our ability to successfully identify and enter into strategic and other non-dilutive transactions;
●	risks related to manufacturing active pharmaceutical ingredients (APIs), drug product, medical devices and other materials; and
●	other risks and uncertainties detailed in Risk Factors and elsewhere in our Annual Report on Form 10-K, and in the documents incorporated by reference therein.

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

Trademark Notice

AEROSURF®, SURFAXIN®, WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.	Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2019	December 31, 2018
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$6,124	$11,187
Available-for-sale marketable securities	2,540	13,959
Prepaid expenses and other current assets	1,219	507
Total current assets	9,883	25,653

Property and equipment, net	893	802
Restricted cash	153	171
Operating lease right-of-use assets	1,544	-
Intangible assets	77,090	77,090
Goodwill	15,682	15,682
Total assets	$105,245	$119,398

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$724	$3,420
Collaboration and device development payable, net	1,481	2,576
Accrued expenses	4,627	6,465
Operating lease liabilities - current portion	656	-
Deferred revenue	-	198
Loans payable	8,047	7,974
Total current liabilities	15,535	20,633

Operating lease liabilities - non-current portion	1,070	-
Restructured debt liability - contingent milestone payments	15,000	15,000
Deferred tax liabilities	15,276	15,476
Other liabilities	94	175
Total liabilities	46,975	51,284

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2019 and December 31, 2018; 32,188,929 and 32,133,263 shares issued at June 30, 2019 and December 31, 2018, respectively; 32,188,855 and 32,133,189 shares outstanding at June 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	731,901	728,783
Accumulated deficit	(670,621)	(657,647)
Accumulated other comprehensive income	12	-
Treasury stock (at cost); 74 shares	(3,054)	(3,054)
Total stockholders' equity	58,270	68,114
Total liabilities & stockholders' equity	$105,245	$119,398

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:
Grant revenue	$-	$695	$-	$695
License revenue with affiliate	158	356	198	560
Total revenues	158	1,051	198	1,255

Expenses:
Research and development	3,413	2,879	6,755	5,997
General and administrative	3,240	1,208	6,595	3,134
Total operating expenses	6,653	4,087	13,350	9,131
Operating loss	(6,495)	(3,036)	(13,152)	(7,876)

Other income / (expense):
Interest income	39	4	99	8
Interest expense	(117)	(92)	(253)	(182)
Other income, net	136	72	332	486
Other income / (expense), net	58	(16)	178	312

Net loss	$(6,437)	$(3,052)	$(12,974)	$(7,564)

Net loss per common share
Basic and diluted	$(0.20)	$(0.81)	$(0.40)	$(2.17)

Weighted average number of common shares outstanding
Basic and diluted	32,189	3,751	32,166	3,491

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(6,437)	$(3,052)	$(12,974)	$(7,564)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(28)	-	12	-

Comprehensive loss	$(6,465)	$(3,052)	$(12,962)	$(7,564)

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2017	3	$-	3,227	$3	$616,245	$(637,114)	$-	-	$(3,054)	$(23,920)
Net Loss						(4,512)				(4,512)
Share Purchase Agreement, April 2018					(52)					(52)
Stock-based compensation expense					418					418
Balance - March 31, 2018	3	$-	3,227	$3	$616,611	$(641,626)	$-	-	$(3,054)	$(28,066)

Net Loss						(3,052)				(3,052)
Issuance of common stock, Share Purchase Agreement, April 2018			542	1	2,593					2,594
Stock-based compensation expense					140					140
Balance - June 30, 2018	3	$-	3,769	$4	$619,344	$(644,678)	$-	-	$(3,054)	$(28,384)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2018	-	$-	32,133	$32	$728,783	$(657,647)	$-	-	$(3,054)	$68,114
Net Loss						(6,537)				(6,537)
Vesting of restricted stock units			56							-
Withholding tax payments related to net share settlements of restricted stock units					(151)					(151)
Stock-based compensation expense					1,530					1,530
Unrealized gain (loss) on marketable securities							40			40
Balance - March 31, 2019	-	$-	32,189	$32	$730,162	$(664,184)	$40	-	$(3,054)	$62,996

Net Loss						(6,437)				(6,437)
Stock-based compensation expense					1,739					1,739
Unrealized gain (loss) on marketable securities							(28)			(28)
Balance - June 30, 2019	-	$-	32,189	$32	$731,901	$(670,621)	$12	-	$(3,054)	$58,270

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,974)	$(7,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	(198)	(560)
Depreciation	139	82
Amortization of operating lease right-of-use assets	436	-
Amortization of debt discount	92	-
Stock-based compensation	3,269	558
Realized gain on investments	(61)	-
Gain on sale of property and equipment	-	(9)
Changes in:
Prepaid expenses and other current assets	(68)	25
Accounts payable	(2,696)	1,210
Collaboration and device development payable	(1,187)	94
Accrued expenses	(1,726)	(148)
Operating lease liabilities	(465)	-
Other liabilities	59	-
Net cash used in operating activities	(15,380)	(6,312)

Cash flows from investing activities:
Proceeds from sale of marketable securities	11,488	-
Purchase of property and equipment	(226)	-
Proceeds from sale of property and equipment	-	9
Net cash provided by investing activities	11,262	9

Cash flows from financing activities:
Proceeds from loan payable, net of expenses	-	2,500
Proceeds from private placement issuance of securities, net of expenses		2,541
Principle payments on loan payable	(474)	-
Payment for taxes related to net share settlements of restricted stock units	(151)	-
Net cash (used in) / provided by financing activities	(625)	5,041
Effect of exchange rate changes on cash and cash equivalents	(338)	-
Net decrease in cash and cash equivalents	(5,081)	(1,262)
Cash, cash equivalents and restricted cash - beginning of period	11,358	2,040
Cash, cash equivalents and restricted cash - end of period	$6,277	$778

Supplementary disclosure of non-cash activity:
Prepayment of director and officer insurance through 3rd party financing	$708	$-

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology and medical device company focused on developing drug product candidates and medical device technologies to address acute pulmonary and cardiovascular diseases. Historically, our focus has been on the development of our proprietary KL4 surfactant technology and aerosol delivery system (ADS) technology for the treatment and/or prevention of respiratory distress syndrome (RDS) in premature infants. On December 21, 2018, we entered into an Agreement and Plan of Merger (the CVie Acquisition) with CVie Investments Limited (CVie Investments), an exempted company with limited liability incorporated under the laws of the Cayman Islands, pursuant to which we issued shares of our common stock, par value $0.001 per share (common stock), to CVie Investments’ former shareholders, at an exchange ratio of 0.3512 share of common stock for each share of CVie Investments outstanding prior to the merger, resulting in the issuance of 16,265,060 shares of common stock in exchange for the outstanding shares of CVie Investments. Since the CVie Acquisition, we have operated CVie Investments, and its wholly-owned subsidiary, CVie Therapeutics Limited (CVie Therapeutics), a Taiwan corporation organized under the laws of the Republic of China, as a business division (these entities may be collectively referred to herein as CVie) focused on development of drug product candidates for cardiovascular diseases, including acute heart failure and hypertension and associated organ dysfunction.

Our four lead development programs are (1) istaroxime for treatment of acute decompensated heart failure (ADHF), (2) AEROSURF® (lucinactant for inhalation) for non-invasive delivery of our lyophilized KL4 surfactant to treat RDS in premature infants, (3) lyophilized KL4 surfactant intratracheal suspension for RDS, and (4) rostafuroxin for genetically associated hypertension.

The reader is referred to, and encouraged to read in its entirety, Item 1 – Business in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (SEC) on April 16, 2019, as amended by the Form 10-K/A that we filed with the SEC on April 23, 2019 (collectively, 2018 Form 10-K), and our Quarterly Reports on Form 10-Q filed thereafter, which contain discussions of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Note 2 –	Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. When necessary, the prior year interim unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. There have been no changes to our critical accounting policies since December 31, 2018. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with annual audited financial statements and related notes as of and for the year ended December 31, 2018 contained in our 2018 Form 10-K and our Quarterly Reports on Form 10-Q filed thereafter.

Note 3 –	Liquidity Risks and Management’s Plans

As of June 30, 2019, we had cash and cash equivalents of $6.1 million and available-for-sale, marketable securities of $2.5 million, and current liabilities of $15.5 million, including $8.0 million of Loans payable (see, Note 7 - Loans Payable).  As of August 9, 2019, we believe that we have sufficient resources (including marketable securities) available to support our planned development activities, business operations and debt service through October 2019.

Although we believe that the CVie Acquisition and a private placement financing that we also closed on December 21, 2018 (the Private Placement Financing) better position us to raise the additional capital needed to fund our existing development programs, support our operations and business development efforts, and satisfy our obligations beyond October 2019, we do not have sufficient cash and cash equivalents for at least the next year following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans, and is currently actively engaged in discussions with various parties, to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time.  There can be no assurance that we will be able to complete any public or private equity offerings on acceptable terms, or in amounts required to support our operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

As of June 30, 2019, there were 120.0 million shares of common stock and 5.0 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 72.0 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Note 4 –	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the US (US GAAP) and include accounts of Windtree Therapeutics, Inc. and its wholly-owned subsidiaries, CVie Investments, CVie Therapeutics, and a presently inactive subsidiary, Discovery Laboratories, Inc.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The following table represents identifiable intangible assets as of June 30, 2019:

(in thousands)	Carrying Value

Istaroxime drug candidate	$22,340
Rostafuroxin drug candidate	54,750
Total	$77,090

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. We perform an annual impairment test for goodwill and evaluate the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such an assessment, qualitative factors are used to determine whether it is more likely than not that our fair value is less than our carrying value. If the estimated fair value is less than our carrying value, then an impairment loss is recorded.

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income (expense). Foreign currency transactions resulted in gains of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2019. There were no foreign currency transaction gains or losses for the three and six months ended June 30, 2018.

Use of Estimates

The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketable Securities

Marketable securities consist of investments in US Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify investments as available-for-sale pursuant to Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the condensed consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in other income (expense) on a specific-identification basis. For the three months ended June 30, 2019, we had $50,000 in realized gains and $28,000 in unrealized losses on marketable securities. For the six months ended June 30, 2019, we had $61,000 in realized gains and $12,000 in unrealized gains on marketable securities. There were no realized or unrealized gains or losses on investments for the three and six months ended June 30, 2018.

We review investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the condensed consolidated statements of operations if we have experienced a credit loss, have the intent to sell the investment, or if it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

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

At the inception of an arrangement, we determine whether an arrangement is, or contains, a lease based on the unique facts and circumstances present in the arrangement. An arrangement is, or contains, a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with a term greater than one year are generally recognized on the balance sheet as operating lease right-of-use assets and current and non-current operating lease liabilities, as applicable. We elected not to recognize on the balance sheet leases with terms of 12 months or less. We typically only include the initial lease term in our assessment of a lease arrangement. Options to extend a lease are not included in our assessment unless there is reasonable certainty that we will renew.

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

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of June 30, 2019 and 2018, the number of shares of common stock potentially issuable upon the conversion of preferred stock or exercise of certain stock options and warrants was 15.6 million and 1.1 million shares, respectively. For the three and six months ended June 30, 2019 and 2018, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

ASC 842 provides several optional practical expedients in transition. We elected the package of practical expedients which allowed us to not reassess our existing conclusions on lease identification, classification, and initial direct costs. Further, we elected to utilize the short-term lease exemption for all leases with an original term of 12 months or less, for purposes of applying the recognition and measurement requirements of the new standard. We also elected the practical expedient to not separate lease and non-lease components for all our leases.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. Companies will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the valuation processes of Level 3 fair value measurements. However, companies will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our condensed consolidated financial statements.

Note 5 –	License Revenue with Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

License revenue with affiliate	$158	$356	$198	$560

License revenue with affiliate represents revenue from a License Agreement with Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)), an affiliate of our largest shareholder, Lee’s Pharmaceutical Holdings Limited (Lee’s), and constitutes a contract with a customer accounted for in accordance with ASC Topic 606. As of June 30, 2019, all revenue related to the License Agreement has been recognized and no future material performance obligations are due.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2019	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$6,124	$6,124	$-	$-
U.S. Treasury notes	2,540	2,540	-	-
Certificate of deposit	153	153	-	-
Total Assets	$8,817	$8,817	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2018	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$5,234	$5,234	$-	$-
U.S. Treasury notes	19,912	19,912	-	-
Certificate of deposit	171	171	-	-
Total Assets	$25,317	$25,317	$-	$-

Note 7 –	Loans Payable

In January 2018 and March 2018, LPH Investments Limited (LPH), an affiliate of Lee’s, agreed to lend us $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we sought to identify and advance one or more potential strategic initiatives as defined in the related loan agreements (Funding Event).   The loans accrued interest at a rate of 6% per annum and would mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a Security Agreement dated March 1, 2018 (LPH Security Agreement). Effective December 5, 2018, LPH assigned all outstanding loans to us to LPH II Investment Limited (LPH II), a subsidiary of Lee's. In connection with the Private Placement Financing, we converted to equity $6.0 million of the then outstanding loan payable obligations to LPH II on the same terms as those of the investors in the private placement. Included in the conversion were the $1.5 million and $1.0 million loans.

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

As of June 30, 2019, the outstanding principal was approximately $4.5 million.

Assumption of Lee's debt as part of the CVie Acquisition

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

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 loan and paid the remaining $50,000 balance plus accrued interest in April 2019. As of June 30, 2019, the outstanding principal of the loans with Lee’s International was $3.0 million.

Loan payable to Bank Direct Capital Finance

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance (Bank Direct) related to our director and officer insurance. Under the agreement, we have financed $0.7 million in premiums at a 5.35% annual interest rate. Payments of approximately $80,000 are due monthly through March 2020. As of June 30, 2019, the outstanding principal of the loan was $0.6 million.

Note 8 –	Restructured Debt Liability

	June 30,	December 31,
(in thousands)	2019	2018

Restructured debt liability - contingent milestone payments	$15,000	$15,000

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

A summary of activity under our long-term incentive plan is presented below:

(in thousands, except for weighted-average data)		Weighted- Average	Weighted- Average Remaining
Stock Options	Shares	Exercise Price	Contractual Term (In Yrs)

Outstanding at January 1, 2019	4,417	$6.73
Granted	1,144	4.20
Forfeited or expired	(5)	463.03
Outstanding at June 30, 2019	5,556	$5.81	9.5

Vested and exercisable at June 30, 2019	68	$131.34	6.6

Vested and expected to vest at June 30, 2019	5,244	$5.79	9.5

(in thousands, except for weighted-average data)		Weighted- Average Grant
Restricted Stock Units	Shares	Date Fair Value

Unvested at January 1, 2019	151	$4.29
Awarded	249	3.95
Vested	(95)	3.95
Cancelled	(144)	4.33
Unvested at June 30, 2019	161	$4.04

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

Six Months Ended June 30,
2019

Weighted average expected volatility	95%
Weighted average expected term (in years)	6.6
Weighted average risk-free interest rate	2.6%
Expected dividends	-

The table below summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Research and development	$550	$30	$1,039	$140
General and administrative	1,190	110	2,231	418
Total	$1,740	$140	$3,270	$558

Note 10 –	Leases

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

As of April 1, 2019, we amended our office lease in Taipei, Taiwan to reduce the leased office space by 50%. Consequently, we recognized a reduction of approximately $0.2 million in both operating lease right-of-use assets and lease liabilities.

Throughout the term of our leases, we are responsible for paying certain variable lease costs, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019

Operating lease cost	$227	$465
Variable lease cost	5	12
Total lease cost	$232	$477

Other Information
Operating cash flows used for operating leases	$241	$494
Operating lease liabilities arising from obtaining right-of-use assets	$132	$132
Weighted average remaining lease term (in years)	2.7	2.7
Weighted average incremental borrowing rate	9.00%	9.00%

Future minimum lease payments under our non-cancelable operating leases as of June 30, 2019, are as follows:

As of June 30,
(in thousands)	2019

2019 (excluding the six months ended June 30, 2019)	$444
2020	652
2021	638
2022	179
2023	23
Thereafter	-
Total lease payments	1,936
Less imputed interest	(210)
Total operating lease liabilities at June 30, 2019	1,726

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this Management’s discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. The reader should review the Forward-Looking Statements section, any risk factors discussed in the Risk Factors Section and elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (SEC) on April 16, 2019, as amended by the Form 10-K/A that we filed with the SEC on April 23, 2019 (collectively, our 2018 Form 10-K), our Quarterly Reports on Form 10-Q filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This MD&A is provided as a supplement to the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) to help provide an understanding of our financial condition and changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto), the 2018 Form 10-K and our Quarterly Reports on Form 10-Q filed thereafter. Unless otherwise specified, references to Notes in this MD&A shall refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

OVERVIEW

Windtree Therapeutics, Inc. (referred to as “we,” “us,” or the “Company”) is a biotechnology and medical device company focused on developing drug product candidates and medical device technologies to address acute pulmonary and cardiovascular diseases. Historically, our focus has been on the development of our proprietary KL4 surfactant technology and aerosol delivery system (ADS) technology for the treatment and/or prevention of respiratory distress syndrome (RDS) in premature infants. On December 21, 2018, we entered into an Agreement and Plan of Merger (the CVie Acquisition) with CVie Investments Limited (CVie Investments), an exempted company with limited liability incorporated under the laws of the Cayman Islands, pursuant to which we issued shares of our common stock, par value $0.001 per share (common stock), to CVie Investments’ former shareholders, at an exchange ratio of 0.3512 share of common stock for each share of CVie Investments outstanding prior to the merger, resulting in the issuance of 16,265,060 shares of common stock in exchange for the outstanding shares of CVie Investments. Since the CVie Acquisition, we have operated CVie Investments, and its wholly-owned subsidiary, CVie Therapeutics Limited (CVie Therapeutics), a Taiwan corporation organized under the laws of the Republic of China, as a business division (these entities may be collectively referred to herein as CVie) focused on development of drug product candidates for cardiovascular diseases, including acute heart failure and hypertension and associated organ dysfunction.

Our four lead development programs are (1) istaroxime for treatment of acute decompensated heart failure (ADHF), (2) AEROSURF® (lucinactant for inhalation) for non-invasive delivery of our lyophilized KL4 surfactant to treat RDS in premature infants, (3) lyophilized KL4 surfactant intratracheal suspension for RDS, and (4) rostafuroxin for genetically associated hypertension.

Heart failure is a chronic, progressive disease resulting from structural or functional cardiac abnormalities and is characterized by inadequate pumping function of the heart that results in fluid accumulation manifesting as pulmonary congestion, peripheral edema and congestion in other parts of the body. Insufficient cardiac output can result in inadequate peripheral perfusion that increases the risk of other organ dysfunction such as renal failure. Heart failure commonly but episodically worsens to a point of decompensation, a condition called ADHF. Istaroxime is an investigational drug product, which has a dual mechanism of action referred to as luso-inotropic, that may result in improvement in cardiac function to reduce congestion and edema and preserve other organ function while avoiding the side effects associated with other classes of heart failure therapies.  Istaroxime has been evaluated in two phase 2 clinical trials, the results of which suggest that istaroxime may improve cardiovascular physiology as assessed by parameters of pump function, decreases in pulmonary capillary wedge pressure, decreases in heart rate, increases in blood pressure without adverse events such as arrhythmias, cardiac damage (as indicated by elevated troponin values) or adverse impact on kidney function. Based on preclinical and clinical studies performed to date, we believe that istaroxime, if approved, could potentially improve patients’ heart failure symptoms and reduce complications and the length of hospital stays when compared to current therapeutic regimens for ADHF. We have engaged with leading heart failure opinion leaders to assist us with plans for the program and have engaged with the FDA to gain alignment on the istaroxime clinical development plan. In addition, we plan to seek scientific advice from the European Medicines Agency (EMA) in the fourth quarter of 2019. The FDA recently granted Fast Track designation for istaroxime for the treatment of acute heart failure.

AEROSURF (lucinactant for inhalation) is an investigational combination drug/device product that we are developing to improve the management of RDS in premature infants who may not have fully developed natural lung surfactant and may require surfactant therapy to sustain life.  Surfactants in the US are animal-derived and must be administered using endotracheal intubation, frequently with mechanical ventilation, invasive procedures that may result in serious respiratory conditions and other complications.  AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary aerosol delivery systems (ADS) technology, without invasive procedures.  In 2017, we completed a phase 2b clinical trial, which did not meet the primary endpoint of reduction in nCPAP failure at 72 hours, due in large part, we believe, to an unexpected rate of treatment interruptions that occurred in about 24% of active enrollments, predominantly in the 50-minute dose group. We believe the interruptions were primarily related to certain of the prototype phase 2 ADS devices with specific lots of disposable cartridge filters that had a higher tendency to clog.  After excluding patients in the 50-minute dose group whose dose was interrupted, in accordance with the predesignated statistical plan, we observed a meaningful treatment effect in line with our desired targeted outcome. The overall data suggest that the safety and tolerability profile of AEROSURF was generally comparable to the control group. Reported adverse events and serious adverse events were those that are common and expected among premature infants with RDS and comparable to the control group. We are currently engaged in preparatory work for an additional AEROSURF clinical bridging study that is designed, among other things, to clinically evaluate the design and performance of our new phase 3 ADS.  We expect to initiate this clinical trial in the fourth quarter of 2019. This trial will not be powered to establish statistical significance but will generate additional higher dose treatment data to augment the higher dose data obtained in the phase 2b clinical trial.  We believe that AEROSURF, if approved, has the potential to reduce the number of premature infants who are subjected to invasive surfactant administration, and potentially provide transformative clinical and pharmacoeconomic benefits. The FDA has granted Fast Track designation for our KL4 surfactant (including AEROSURF) to treat RDS.

We are also assessing potential development pathways to secure marketing approval for lyophilized KL4 surfactant as an intratracheal instillate for the treatment and/or prevention of RDS. Lyophilized KL4 surfactant is the drug product component of AEROSURF and a lyophilized dosage form of liquid KL4 surfactant, which was approved by the FDA in 2012 (SURFAXIN®). We previously discussed with the FDA a potential approach and plan potentially to re-engage with the FDA in the second half of 2019. If we can define an acceptable development plan that is achievable from a cost, timing and resource perspective, we may seek approval to treat premature infants who, because they are unable to breathe on their own or other reason, are not candidates for AEROSURF.

We also believe that our lyophilized KL4 surfactant may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. We have pursued a number of early exploratory research efforts to identify potential product candidates, including a collaboration with Eleison Pharmaceuticals, Inc., a specialty pharmaceutical company developing life-saving therapeutics for rare cancers, to assess the feasibility of using our ADS potentially to deliver Eleison’s inhaled lipid cisplatin (ILC), and, with support from the National Institutes of Health (NIH), to address certain respiratory conditions. Once we have secured additional funding to further advance our lead development programs, we plan to assess the status of these programs and potentially redouble our efforts to advance one or more of these opportunities.

Our fourth product candidate is rostafuroxin for the treatment of genetically associated hypertension. Rostafuroxin targets resistant hypertensive patients with a specific genetic profile, which is found in approximately 20% to 25% of the adult hypertensive population. We believe that rostafuroxin may reduce or normalize blood pressure in this genetically identified subset of patients and may reduce the risk of hypertension-related sequelae beyond the level normally associated with the absolute reduction of blood pressure, per se, because the molecular mechanism blocked by rostafuroxin may also be involved in organ damage. CVie Therapeutics completed three clinical trials assessing rostafuroxin, including a phase 2b clinical trial which was conducted in two parts, one in Caucasian patients in Italy and one in Chinese patients in Taiwan. While the blood pressure reduction in Caucasians was notable, there was no blood pressure response in Chinese patients. We are analyzing the results of these studies potentially to understand the reasons for the limited response in Chinese patients. We currently are working to finalize the drug formulation and define drug product analytical methods. If successful, we then plan to engage in business development activities potentially to out-license rostafuroxin to a larger company that has an interest in and/or operates in the very large and broad antihypertension market.

Business and Program Updates

The reader is referred to, and encouraged to read in its entirety, Item 1 – Business in our Annual Report on Form 10-K for the year ended December 31, 2018 that we filed with the Securities and Exchange Commission (SEC) on April 16, 2019, as amended by the Form 10-K/A that we filed with the SEC on April 23, 2019 (collectively, 2018 Form 10-K), and our Quarterly Reports on Form 10-Q filed thereafter, which contain discussions of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

AEROSURF

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

Istaroxime

On May 30, 2019, we announced new data from the phase 2b study of istaroxime which was presented at a late-breaker session of the European Society of Cardiology (ESC) 2019 Heart Failure Congress. The study achieved its primary endpoint by demonstrating a significant improvement (p<0.05) in cardiac function at both istaroxime study doses. The study further showed that stroke volume, a key secondary endpoint, was substantially increased. Importantly, certain toxicities and complications experienced with many existing acute heart failure therapies were not observed in istaroxime-treated patients, including no signals of increased arrhythmias or increased troponin levels, a common marker of heart muscle damage. Istaroxime significantly increased or maintained systolic blood pressure during treatment which may have contributed to short term trend toward improvement in renal function.

The phase 2b study was conducted with 120 patients and was designed to assess the safety and efficacy of 24-hour infusions of two doses of istaroxime (0.5 and 1.0 µg/kg/min), compared to placebo, in the treatment of patients with acute heart failure. The primary endpoint of this study was a change from baseline to 24 hours after start of infusion (Day 1) in E/e’ with istaroxime 0.5 or 1.0 µg/kg/min vs. placebo. The E/e’ ratio is a marker of the function of the left ventricle (LV) of the heart and was measured using doppler echocardiography read by a central laboratory. Secondary endpoints included change in other parameters of cardiac function, such as diastolic function (E/A), stroke volume (SVI), left ventricle ejection fraction (LVEF), LV volumes, left atrial (LA) area, interior vena cava (IVC) diameter. Investigators of the study concluded that a 24-hour infusion of istaroxime was associated with significant improvements in cardiac function, in both dosing groups, with a mean E/e’ of -4.55 for the 0.5 µg/kg/min group and -3.16 for the 1.0 µg/kg/min group, compared with mean placebo E/e’ ratios of -1.55 and -1.08, respectively.

Twenty-four-hour infusions of istaroxime were also associated with substantial increases in stroke volume in both dosing groups, with a mean SVI value of 5.33 ml/beat/m2 for the 0.5 µg/kg/min group and 5.49 ml/beat/m2 for the 1.0 µg/kg/min group, compared with the mean placebo SVI of 1.65 ml/beat/m2 and 3.18 ml/beat/m2, respectively. Importantly, subjects also maintained or increased systolic blood pressure (SBP), with a mean change in SBP of 2.82 mmHg for the 0.5 µg/kg/min group and 6.1 mmHg for the 1.0 µg/kg/min group, compared with the mean placebo SBP values of -2.47 mmHg and 2.7 mmHg, respectively.

Istaroxime was generally well tolerated. Istaroxime did not appear to be associated with an increase in risk for arrhythmias or increases in cardiac troponin T. Cardiovascular-related adverse events were 23 percent for placebo, 10 percent for istaroxime low dose, and 18 percent for istaroxime high dose with cardiac failure occurring in 3 percent, 5 percent and 8 percent of placebo, low and high dose of istaroxime patients, respectively. These cases of cardiac failure were reported by the investigator as “worsening of heart failure” symptoms that occurred approximately 10-14 days after study drug administration and were not considered to be drug related. The most common adverse drug reactions reported included pain at infusion site, generally associated with use of short catheters, and dose-related gastrointestinal adverse events in 5 percent, 10 percent and 35 percent of placebo, low and high dose istaroxime respectively.

Eleison Pharmaceuticals LLC

In June 2019, we and Eleison Pharmaceuticals LLC announced positive results of a feasibility study using our ADS aerosolization technology to deliver Eleison's inhaled lipid cisplatin (ILC). The results demonstrate the feasibility to aerosolize ILC for potential use in thoracic oncology treatment.

Manufacturing

We are currently in discussions with Pharma Services Group, Patheon, part of Thermo Fisher Scientific (Patheon), concerning the winddown of our Master Services Agreement dated as of October 24, 2013 for the manufacture of lyophilized KL4 surfactant for AEROSURF.  Patheon has indicated that it will continue to manufacture lyophilized KL4 surfactant to support the planned AEROSURF clinical trial and will assist us with the technology transfer to another contract manufacturing organization.  We plan to seek proposals for the technology transfer and future manufacturing of lyophilized KL4 surfactant from certain entities that we have identified that we believe have appropriate experience to support this program.

Other Events

Effective August 7, 2019, the holders of a majority interest of our common stock authorized a reverse split of our common stock at any time prior to September 30, 2020 at a ratio of not less than 10-for-11 and not greater than 1-for-3 (Reverse Split), on such terms as may be determined in the sole discretion of our Board of Directors. The Board of Directors may decide in its discretion to implement a Reverse Split or not to implement a Reverse Split.

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

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended June 30, 2019 and 2018 was $6.5 million and $3.0 million, respectively. The increase in operating loss from 2018 to 2019 was due to a $2.6 million increase in operating expenses, a $0.7 million decrease in grant revenue, and a $0.2 million decrease in license revenue with affiliate.

The operating loss for the six months ended June 30, 2019 and 2018 was $13.2 million and $7.9 million, respectively. The increase in operating loss from 2018 to 2019 was due to a $4.2 million increase in operating expenses, a $0.7 million decrease in grant revenue, and a $0.4 million decrease in license revenue with affiliate.

The net loss for the three months ended June 30, 2019 and 2018 was $6.4 million and $3.1 million, respectively. The net loss for the six months ended June 30, 2019 and 2018 was $13.0 million and $7.6 million, respectively.

Grant revenue

For the three and six months ended June 30, 2018, we recognized grant revenue of $0.7 million. Grant revenue for the three and six months ended June 30, 2018 consists of funds received and expended under a Phase II Small Business Innovation Research Grant (SBIR) from the National Heart, Lung, and Blood Institute (NHLBI) of the NIH to support the AEROSURF phase 2b clinical trial (AEROSURF Grant).

License Revenue with Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

License revenue with affiliate	$158	$356	$198	$560

License revenue with affiliate represents revenue from a License Agreement with Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)), an affiliate of Lee’s Pharmaceutical Holdings Limited (Lee’s), which together with its affiliates is our largest shareholder, and constitutes a contract with a customer accounted for in accordance with ASC Topic 606. As of June 30, 2019, all revenue related to the License Agreement has been recognized and no future material performance obligations are due.

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

Research and development expenses by category for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Product development and manufacturing	$1,104	$1,691	$2,097	$3,282
Clinical, medical and regulatory operations	1,917	966	3,605	2,196
Direct preclinical and clinical programs	392	222	1,053	519
Total research and development expenses	$3,413	$2,879	$6,755	$5,997

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.5 and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, both in-house and with contract manufacturing organizations (CMOs), technology transfer and validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our drug product candidates used in research and development activities, including istaroxime, KL4 surfactant and rostafuroxin, and our medical devices, including our ADS; (ii) design and development activities related to our ADS for use in our AEROSURF clinical development program; and (iii) pharmaceutical and manufacturing development activities, including development of a lyophilized dosage form of our KL4 surfactant and rostafuroxin. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses decreased $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to a reduction of design and development activities on the phase 3 ADS following completion of the design verification activities in mid-2018.

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

Clinical, medical and regulatory operations expenses increased $1.0 million and $1.4 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to (i) an increase of $0.5 million and $0.9 million, respectively, in non-cash, stock compensation expense as a result of employee stock option grants in the fourth quarter of 2018 and the first quarter of 2019; (ii) an increase in employee-related incentive bonus accruals of $0.2 million and $0.3 million, respectively; and (iii) a $0.2 million increase in each period in personnel costs.

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

Direct preclinical and clinical development programs expenses increased $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to costs associated with continued clinical development of istaroxime and AEROSURF and preclinical activities related to potential follow-on product candidates in acute heart failure.

Research and Development Projects – Updates

For our lead clinical programs, istaroxime and AEROSURF, we have been engaged in start-up activities related to the next planned clinical studies. With respect to rostafuroxin, we continue to focus on product development work for final formulation to potentially support our planned business development activities.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018		2019	2018

General and administrative expenses	$3,240	$1,208	#	$6,595	$3,134

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses increased $2.0 million and $3.5 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to (i) an increase of $1.1 million and $1.8 million, respectively, in non-cash, stock compensation expense as a result of employee stock option grants in the fourth quarter of 2018 and the first quarter of 2019; (ii) an increase of $0.3 million and $0.6 million, respectively, in employee-related incentive bonus accruals; and (iii) an increase of $0.6 million and $0.9 million, respectively, in professional fees, taxes, and insurance.

Other Income and (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Interest income	39	4	99	8
Interest expense	(117)	(92)	(253)	(182)
Other income	136	72	332	486
Other income, net	$58	$(16)	$178	$312

The increase in interest income for the three and six months ended June 30, 2019 compared to the same periods in 2018 is due to the increase in cash and marketable securities available-for-sale as a result of the Private Placement Financing.

For the three and six months ended June 30, 2019, interest expense consists of interest expense associated with collaboration and device development payables and with loans payable. For the three and six months ended June 30, 2018, interest expense primarily consists of interest expense associated with amounts due to Battelle Memorial Institute under a 2014 Collaboration Agreement, and device development payables and interest expense related to $2.5 million in loans payable to LPH.

For the three and six months ended June 30, 2019, other income primarily consists of $0.1 million and $0.3 million, respectively, in gains on foreign currency translation. For the three and six months ended June 30, 2018, other income primarily consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash and cash equivalents of $6.1 million and available-for-sale, marketable securities of $2.5 million, and current liabilities of $15.5 million, including $8.0 million of Loans payable (see, Note 7- Loans Payable).  As of August 9, 2019, we believe that we have sufficient resources (including marketable securities) available to support our development activities, business operations and debt service through October 2019.

Although we believe that the CVie Acquisition and a private placement financing that we also closed on December 21, 2018 (the Private Placement Financing) better position us to raise the additional capital needed to fund our existing development programs, support our operations and business development efforts, and satisfy our obligations beyond October 2019, we do not have sufficient cash and cash equivalents for at least the next year following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans, and is currently actively engaged in discussions with various parties, to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations focused on specified geographic markets. However, none of these alternatives are committed at this time.  There can be no assurance that we will be able to complete any public or private equity offerings on acceptable terms, or in amounts required to support our operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next year following the date that the financial statements are issued. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through one year after the issuance of the accompanying financial statements.

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

As of June 30, 2019, there were 120.0 million shares of common stock and 5.0 million shares of preferred stock authorized under our Certificate of Incorporation, and approximately 72.0 million shares of common stock and 5.0 million shares of preferred stock available for issuance and not otherwise reserved.

Cash Flows

Cash outflows for the six months ended June 30, 2019, consist of $15.4 million used for ongoing operating activities and $0.6 million used for financing activities, offset by cash inflows for the six months ended June 30, 2019 of $11.3 million for investing activities.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 was $15.4 million and $6.3 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The increase in net cash used in operating activities is due to the payment of CVie Acquisition costs and Private Placement Financing costs and the payment of pre-existing obligations with the proceeds of the Private Placement Financing. The net cash used in operating activities for the six months ended June 30, 2018 reflected our cash conservation efforts during that period.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 represents $11.5 million related to the sale of marketable securities, partially offset by $0.2 million in purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $0.6 million and represents $0.4 million in principal payments on our Loan payable and $0.2 million related to withholding tax payments for net share settlements of restricted stock units.

Net cash provided by financing activities for the six months ended June 30, 2018 was $5.0 million and represents loan proceeds of $1.5 million and $1.0 million related to loan agreements with LPH and $2.6 million from a private placement offering with LPH II, a wholly-owned subsidiary of Lee’s, from which we received net proceeds of approximately $2.5 million.

The following sections provide a more detailed discussion of our available financing facilities.

Loans Payable

In January 2018 and March 2018, LPH Investments Limited (LPH), an affiliate of Lee’s, agreed to lend us $1.5 million and $1.0 million, respectively, to support our AEROSURF development activities and sustain our operations while we sought to identify and advance one or more potential strategic initiatives as defined in the related loan agreements (Funding Event).  The loans accrued interest at a rate of 6% per annum and would mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a Security Agreement with LPH dated March 1, 2018 (LPH Security Agreement). Effective December 5, 2018, LPH assigned all outstanding loans to us to LPH II Investment Limited (LPH II). In connection with the Private Placement Financing, we converted to equity $6.0 million of the then outstanding loan payable obligations to LPH II on the same terms as those of the investors in the private placement. Included in the conversion were the $1.5 million and $1.0 million loans.

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

As of June 30, 2019, the outstanding principal was approximately $4.5 million.

Assumption of Lee's debt as part of the CVie Acquisition

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

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 loan and paid the remaining $50,000 balance plus accrued interest in April 2019. As of June 30, 2019, the outstanding principal of the loans with Lee’s International was $3.0 million.

Loan payable to Bank Direct Capital Finance

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance (Bank Direct) related to our director and officer insurance. Under the agreement, we have financed $0.7 million in premiums at a 5.35% annual interest rate. Payments of approximately $80,000 are due monthly through March 2020. As of June 30, 2019, the outstanding principal of the loan was $0.6 million.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in Item 1A. Risk Factors in our 2018 Form 10-K and our Quarterly Reports on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our 2018 Form 10-K and our Quarterly Reports on Form 10-Q filed thereafter actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Risks Related to Capital Resource Requirements

As of August 9, 2019, we believe our resources (including marketable securities) are only sufficient to support our planned development activities, business operations and debt service through October 2019. If we do not secure additional capital to support our future activities before our existing cash resources are exhausted, we likely will be unable to continue as a going concern.

As of June 30, 2019, we had cash and cash equivalents of $6.1 million and available-for-sale, marketable securities of $2.5 million, and current liabilities of $15.5 million, including $8.0 million of loans payable. Although we believe that the CVie Acquisition and the concurrent Private Placement Financing may better position us to raise the additional capital needed to fund our development programs, including the istaroxime and AEROSURF clinical trials and other program activities; support our operations and business development efforts, and satisfy our obligations beyond October 2019, we expect to continue to incur significant losses and require significant additional capital to advance our development programs, support our operations and business development efforts, and satisfy existing obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. We plan, and are currently actively engaged in discussions with various parties, to secure the additional capital that we require potentially from a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time and there can be no assurance that we will be successful in identifying and completing such a transaction in the future. If we are unable to identify any alternative and consummate one or more transactions on terms that are acceptable to us, or if we are unable to raise sufficient capital through such transactions, or within a time that would support our capital requirements, we likely will not have sufficient cash resources and liquidity to fund our business operations, which could significantly limit our ability to continue as a going concern. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations.

Risks related to Manufacturing Development and Manufacturing

We depend on third party contract manufacturing organizations (CMOs) to manufacture our drug products and APIs, and manufacture and assemble our medical devices.  In addition, we are currently contemplating process changes and/or technology transfers with certain of our CMOs to support our clinical development activities. If we undertake to transition to a new manufacturer or supplier, this exposes us to risks that may affect our ability to maintain inventory supplies of our clinical materials and could potentially delay our research and development activities.

We depend upon single-source suppliers to provide our requirements for AEROSURF drug product and APIs and are currently working with our CMOs to assure that we will have sufficient inventory to support our planned AEROSURF clinical activities. In addition, we are currently discussing the winddown of our AEROSURF drug product manufacturing agreement.  In that regard, our CMO has indicated a willingness to continue manufacturing on an interim basis to build drug product inventory to support our planned AEROSURF clinical bridging study. However, there can be no guarantee that they will remain willing or able to do so. Furthermore, there can be no guarantee that we will be able to find a successor when needed or enter into agreements on terms and conditions favorable to us, and in a timely manner. If our inventory supplies of lyophilized KL4 surfactant drug product or APIs are insufficient to satisfy demand, there could be an adverse impact on our current clinical development programs, our development activities and our business.

•

If we undertake a technology transfer of our manufacturing process to a new CMO, we could be subject to delay or unanticipated problems, including that a CMO or supplier that we choose may be unable to successfully complete the technology transfer and thereafter manufacture our drug product or APIs, or assemble our medical devices in accordance with our plan;

•

CMOs and suppliers might be unable to manufacture our drug and medical device products, APIs, excipients and materials in the volume and to our specifications to meet our clinical requirements, or we may have difficulty scheduling the production of drug product, APIs and devices in a timely manner to meet our timing requirements;

•

CMOs and suppliers may not perform as agreed, or may unexpectedly exit the business, or may refuse to renew an expiring agreement as expected, or may fail to timely produce a sufficient supply to meet our clinical requirements;

•

CMOs are subject to ongoing periodic unannounced inspection by the FDA, international health authorities, registered Notified Body(ies), the Drug Enforcement Administration, and/or corresponding state agencies to ensure strict compliance with cGMP and/or QSR and other government regulations and corresponding international standards.  The failure of a CMO to have a compliance status acceptable to the FDA or other regulatory authorities could delay approval of our product candidates; and

•

if we seek to make our clinical drug products and/or medical devices available outside the US, our CMOs would become subject to, and would have to comply with, corresponding manufacturing and quality system regulations or standards of the various foreign regulators having jurisdiction over our activities abroad. If for any reason a CMO failed to so comply, such failures could adversely affect our ability to provide our products and medical devices in all jurisdictions as planned.

If any of the foregoing risks were to arise, our development programs could be delayed, or ability to maintain continuity of supply could be impaired, which could have a material adverse impact on our operations and our business.

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

101.1

The following condensed consolidated financial statements from the Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and June 30, 2018, (iii) Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2019 and June 30, 2018, (iv) Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and June 30, 2018, and (v) Notes to Condensed Consolidated Financial Statements.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 14, 2019	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: August 14, 2019	By: /s/ John Tattory
John Tattory
Senior Vice President and Chief Financial Officer