Form 10-K
period 2019-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2020-04-03
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-26422

WINDTREE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2600 Kelly Road, Suite 100 Warrington, Pennsylvania 18976-3622 (Address of principal executive offices) (215) 488-9300	94-3171943 (I.R.S. Employer Identification Number)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	WINT	The OTCQB® Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
YES ☐ NO ☒

The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019 (based on the closing price for shares of the registrant’s common stock as reported on The OTCQB® Market under the symbol WINT on that date) was approximately $31.0 million. In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

As of April 1, 2020, there were 41,091,532 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will,” “should,” “could,” “targets,” “projects,” “contemplates,” “predicts,” “potential” or “continues” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties, which potentially could have a material adverse effect on our development programs, business and/or operations, include, but are not limited to the following:

●	our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	how long we can continue to fund our operations with our existing cash and cash equivalents;
●	delays associated with COVID-19 in anticipated timelines and milestones;
●	the results, cost and timing of our preclinical studies and clinical trials, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●

legal and regulatory developments in the U.S. and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to successfully execute development activities and commercialize our product candidates;
●	risks related to manufacturing active pharmaceutical ingredients, drug product, medical devices and other materials we need;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	recently enacted and future legislation regarding the healthcare system, including changes to the Patient Protection and Affordable Care Act;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, contract manufacturing organizations, contractor laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers; and
●

our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyber attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption.

i

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

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ii

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I

ITEM 1. BUSINESS.

Overview

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and pulmonary diseases. Our lead cardiovascular product candidate, istaroxime, a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, and cardiogenic shock with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in diastolic and systolic function in phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Our lead pulmonary product candidate is AEROSURF® (lucinactant for inhalation), a novel drug/medical device combination for non-invasive delivery of our proprietary aerosolized KL4 surfactant, using our proprietary Aerosol Delivery System, or ADS, technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS. We are also developing plans to study our proprietary KL4 surfactant for treatment of lung injury resulting from severe COVID-19 infection if we are able to secure the required additional capital resources necessary to initiate and complete the study. Our other drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension, in patients with a specific genetic profile. We also have a number of pipeline preclinical product candidates that we are evaluating for progression into clinical development. We are pursuing a number of early exploratory research programs to identify potential product candidates, including oral and intravenous SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

Our Development Programs

The table below summarizes the current status and anticipated milestones for our principal product development programs. However, due to the recent global outbreak of a novel strain of the coronavirus (COVID-19), our clinical trials and next expected milestones of our product candidates may be impacted, and we may experience delays in anticipated timelines and milestones.

Product Candidate	Indication	Status	Next Expected Milestone
Istaroxime	AHF	Phase 2b	Initiate start-up activities for second phase 2b clinical trial in ~300 patients in second half of 2020.
Istaroxime	Early Cardiogenic Shock	Phase 2a	Initiate phase 2a clinical trial in ~60 patients mid-year 2020.
AEROSURF (aerosolized KL4 surfactant)	RDS	Phase 2b	Initiate in second quarter of 2020 a ~90-patient bridging study with new ADS (developed for use in our phase 3 program), relying on licensee resources.
Rostafuroxin	Genetically Associated Hypertension	Phase 2b	Out-licensing.
Lyophilized KL4 Surfactant	Lung Injury resulting from COVID-19	Pilot	Program planning; targeted start mid-year 2020, subject to securing the additional capital resources required for the program.

Istaroxime (AHF)

Istaroxime is a first-in-class, dual action investigational drug that we are developing to treat AHF with a potentially differentiated safety profile from current AHF therapies. We recently completed a successful phase 2b clinical trial of istaroxime in which the primary endpoint of cardiac function, E/Ea ratio (echocardiographic assessment reflecting changes in pulmonary capillary wedge pressure, or PCWP, or left ventricular filing pressure), was significantly improved. Istaroxime has been granted Fast Track designation by the FDA for the treatment of AHF.

Heart failure is a chronic, progressive condition in which patients often experience episodic periods of increased symptoms known as AHF, where the heart fails to adequately pump, resulting in worsening symptoms, including pulmonary and peripheral edema and other severe complications. In the United States, or U.S., approximately 6 million people (nearly two percent of the adult population) have heart failure and approximately half of these patients are expected to die within five years of diagnosis; and in the combined U.S., European Union, or EU, and Japan markets, there are more than 18 million patients suffering from heart failure. AHF can be precipitated by many factors and puts patients at increased risk for morbidity, hospital readmission and mortality. Heart failure is the leading cause of hospitalization in patients age 65 years and older. There are more than one million hospital admissions for heart failure in the U.S. each year and over 2.5 million hospital estimated admissions for AHF in the combined U.S., EU and Japan markets. We estimate that AHF may represent a potential addressable market of approximately $1.6 billion dollars annually (in the U.S., EU and Japan).

Istaroxime represents a novel approach to the treatment of AHF. It has a dual mechanism of action, referred to as luso-inotropic, to improve cardiovascular physiology. Current therapy for heart failure in the hospital typically includes intravenous diuretics and, if the blood pressure is low, supportive therapy with inotropes. Inotropes are often associated with adverse effects such as hypotension, arrhythmias and, in some cases, increased mortality. These drugs are used only if needed to support blood pressure and cardiac function. We believe that istaroxime, if approved, may have the potential to address unmet medical needs of these patients by improving cardiac function and management of fluid accumulation that contributes to heart failure symptoms with a potentially differentiated safety profile from current AHF therapies, with the potential to reduce both complications and length of hospital stays.

Istaroxime (Cardiogenic Shock)

We are also planning to study istaroxime for the treatment of early cardiogenic shock, a severe presentation of heart failure characterized by very low blood pressure and hypo-perfusion to critical organs which is associated with high mortality and morbidity and is not well treated with current therapies. We believe istaroxime may fulfill an unmet need in cardiogenic shock based on the profile observed in our phase 2 clinical studies in AHF. Because of the unmet need in the treatment of early cardiogenic shock, we believe there may be an opportunity with a breakthrough therapy designation, which may provide an expedited development program. Receipt of either Fast Track or breakthrough therapy designation may increase the likelihood of receiving priority review of a marketing application, which would provide for an expedited review timeframe.

AEROSURF (lucinactant for inhalation)

AEROSURF is an investigational combination drug/medical device product that we are developing to improve the management of RDS in premature infants. RDS is a condition that occurs in premature infants who may not have fully-developed natural lung surfactant, which is essential to normal respiratory function and survival, and may require surfactant therapy to sustain life, and can result in long-term respiratory problems, developmental delays and death. Surfactant therapy is the primary therapy to address an underlying surfactant deficiency, and AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology. We have completed three AEROSURF phase 2 clinical trials. While our most recent phase 2 clinical trial did not achieve its primary endpoint, we believe that the results of our phase 2 clinical program supports the further development of AEROSURF to reduce both the rate of nasal continuous positive airway pressure, or nCPAP, failure and the need for intubation in premature infants being treated for RDS. In addition, a pooled post-hoc analysis of data from two phase 2 studies suggests that AEROSURF may have the potential to lower the incidence and severity of bronchopulmonary dysplasia, or BPD, a chronic lung disease of premature infants who have required intubation, mechanical ventilation and oxygen therapy. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS.

RDS is the most prevalent respiratory disease in the neonatal intensive care unit, or NICU. Surfactants currently available in the U.S. are generally administered using invasive endotracheal intubation, frequently with mechanical ventilation, procedures that may result in serious respiratory conditions and other complications. AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology and potentially may meaningfully reduce the use of invasive endotracheal intubation and mechanical ventilation. We believe that AEROSURF, if approved, may meaningfully reduce the number of premature infants who are subjected to invasive surfactant administration, and potentially provide transformative clinical and pharmacoeconomic benefits. In addition, we believe that AEROSURF may support an expansion of the RDS market by reducing the need for intubation and mechanical ventilation, reducing hospital costs, and enabling dosing and repeat dosing as needed using AEROSURF’s noninvasive delivery of KL4 surfactant via nCPAP. Moreover, while the current surfactant market represents drug-only revenues, we believe we can capture revenues from both the drug product and the ADS disposable cartridges, supported by anticipated pharmacoeconomic benefits associated with the successful use of nCPAP. We believe that AEROSURF, if approved, may be administered in less specialized hospitals and birthing centers, potentially further expanding access to treatment. We also believe that AEROSURF has the potential to achieve a higher price per patient in an addressable market that could be in excess of $1 billion annually.

We have completed design verification activities for a newly-designed ADS, which combines the same aerosolization technology used during the phase 2 clinical program, but with improved ergonomics, interface, controls, and dose monitoring in a modular design. The new ADS also implements design changes to potentially mitigate the risks of device-related treatment interruptions experienced in the prototype phase 2 device used in the phase 2b clinical trial, and we believe it will be easier and faster to use and may support enhanced clinical outcomes by potentially allowing for reduced time to initial administration of our KL4 surfactant and reduced time intervals between doses compared to our phase 2 prototype.

Rostafuroxin

Rostafuroxin is a novel investigational drug product candidate that we are developing for the treatment of hypertension in patients with a specific genetic profile. Rostafuroxin targets resistant hypertensive patients with a specific genetic profile, which is found in approximately 20% - 25% of the adult hypertensive population. We have studied rostafuroxin in three phase 2 clinical trials assessing reduction in blood pressure in a hypertensive population selected in accordance with a specified genetic profile. After positive phase 2a results, a phase 2b study was initiated. In this most recent phase 2b clinical trial, rostafuroxin demonstrated efficacy in Caucasian patients but not in Chinese patients. We are exploring potential reasons for the different responses.

According to the Centers for Disease Control, or CDC, patients with high blood pressure have a greater risk for heart disease and stroke, which are the leading causes of death in the U.S. Currently, an estimated 75 million adults, or approximately 33% of the adult population in the U.S., have high blood pressure and the incidence is increasing. During 2014, high blood pressure was a primary or contributing cause of death for more than 410,000 adults in the U.S. The estimated annual cost of high blood pressure in the U.S., including for health care services, medications, and missed days of work, is approximately $48 billion. Unfortunately, hypertension is a heterogeneous disease in which a majority of treated patients (50%-85% globally) do not reach their therapeutic target blood pressure and patients often have persistent hypertension despite being on multiple therapies. Ethnicity and genetic makeup are known to impact the response to anti-hypertensive treatments, and uncontrolled hypertension has been associated with certain genetic makeups. Given the size of the market and the prevalence of unmet medical needs, major pharmaceutical companies have maintained hypertension as a key area of focus and continue to seek new drugs to compete in markets they have established with previous anti-hypertensive therapies. We plan to develop rostafuroxin and potentially leverage the industry’s interest in licensing opportunities in this market.

We are working to finalize the rostafuroxin drug formulation and an analytical method to increase the sensitivity of our existing assay to measure low concentrations of the compound in the body.

Lyophilized KL4 Surfactant – Lung Injury and Other Studies

We are developing plans for a pilot clinical trial of KL4 surfactant to potentially mitigate the pulmonary effects of severe COVID-19 infection with a targeted start date by mid-year 2020 if we are able to obtain additional capital resources.  Existing cash resources will not be used to conduct this work. We are actively pursuing multiple non-dilutive funding opportunities, including government agencies and private foundations, to secure the additional capital resources necessary to initiate and complete the study.

Patients with COVID-19 pneumonia may progress to severe respiratory failure requiring supplemental oxygen and mechanical ventilation. This acute lung injury, known as acute respiratory distress syndrome, or ARDS, has no approved therapies and is associated with significant morbidity, mortality and healthcare resource utilization. The COVID-19 virus infects via angiotensin-converting enzyme 2 (ACE2) on cells in the lung which impair surfactant production, resulting in decreased lung compliance, and increased likelihood of needing mechanical ventilation. We believe this mechanism of injury may differentiate COVID-19 lung injury from other etiologies of ARDS and is the basis for a potentially important role for our KL4 surfactant. Lung fibrosis and severe interstitial changes occurring in these COVID-19 patients resemble those seen in premature infants who are initially ventilated due to RDS and later develop BPD – a condition in which KL4 surfactant clinical data suggests potential benefit. Pre-clinical and clinical evidence shows surfactant replacement therapy has the potential to improve lung function, oxygenation, lung compliance and decrease pulmonary inflammation. These beneficial effects could lead to potential clinical improvements such as decreased need for mechanical ventilation, decreased time on ventilator (freeing the devices for other patients) and possibly mortality.

Our KL4 surfactant can be lyophilized for reconstitution to a liquid just prior to administration. We plan to conduct studies to assess potential reduction of cold chain storage and refrigeration requirements of lyophilized KL4 surfactant in the hospital. We have demonstrated in laboratory experiments that our lyophilized KL4 surfactant retains many of the key attributes and characteristics of our liquid instillate. We are assessing potential development pathways to secure marketing approval for lyophilized KL4 surfactant as an intratracheal instillate for the treatment and/or prevention of RDS. Lyophilized KL4 surfactant is the drug product component of AEROSURF and a lyophilized dosage form of the liquid KL4 surfactant intratracheal instillate, or SURFAXIN®, which was approved by the FDA in 2012. In April 2015, we voluntarily ceased commercializing SURFAXIN to focus our resources on the development of aerosolized KL4 surfactant for respiratory diseases, beginning with AEROSURF. Going forward, if we are able to define an acceptable development program for lyophilized KL4 surfactant that is achievable from a cost, timing and resource perspective, we may seek approval to treat premature infants who, because they are unable to breathe on their own or other reason, are not candidates for AEROSURF.

Other Programs

We are pursuing a number of early exploratory research programs to identify potential product candidates, including oral (and intravenous) SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

We believe we can create added value to our istaroxime programs by advancing our oral/chronic intravenous SERCA 2a heart failure preclinical candidates through proof-of-concept and are actively exploring partnership opportunities for these potential product candidates as well.

We believe our KL4 surfactant and ADS technologies may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. We have also worked with Eleison Pharmaceuticals, Inc., or Eleison, a specialty pharmaceutical company developing life-saving therapeutics for rare cancers, to assess the feasibility of using our ADS technology potentially to deliver Eleison’s inhaled lipid cisplatin and are contemplating next steps, and under a grant from the National Institutes of Health, or NIH, to address respiratory conditions. If we are able to identify a funding source, including from non-dilutive sources such as the NIH, we may consider a collaboration for the further study of this potential opportunity to address rare cancers affecting the lungs.

Our Strategy

We intend to maximize the value of our product candidates and proprietary technologies. Our strategy to achieve this goal includes plans to:

●

Advance istaroxime for the treatment of AHF to a phase 3-ready position. We plan to complete the istaroxime AHF phase 2b clinical program and develop a strong phase 3-ready position for continued development and potential partnering;

●

Study istaroxime for early cardiogenic shock, which, if the drug demonstrates adequate potential to raise blood pressure with acceptable safety, may create the opportunity for a breakthrough therapy designation and an expedited development program. In 2020, we plan to initiate a small phase 2a clinical trial in early cardiogenic shock to explore a potential expedited regulatory pathway for istaroxime in this area of unmet medical need;

●

Advance development of preclinical heart failure programs. To create added value to the istaroxime programs, we plan to our advance oral/chronic and intravenous SERCA2a preclinical product candidates through proof of concept;

●

Advance AEROSURF to a phase 3-ready position. In 2020, we plan to initiate a small phase 2 bridging study to clinically evaluate the performance of the new ADS in the NICU and introduce a potentially optimized dose regimen. We intend to advance AEROSURF to a phase 3-ready position by leveraging development opportunities in China (the largest RDS and surfactant market), with our licensee for Asia supporting clinical costs;

●	Assess KL4 surfactant's ability to impact key respiratory parameters in ventilated COVID-19 patients. We are actively pursuing multiple non-dilutive funding opportunities to secure the additional capital resources necessary to initiate and complete a pilot clinical trial of KL4 surfactant to potentially mitigate the pulmonary effects of severe COVID-19 infection with a targeted start date by mid-year 2020;

●

Seek strategic collaborative relationships for the development and potential commercialization of rostafuroxin. We are exploring strategic collaborations to out-license and use proceeds to provide non-dilutive funding of our core programs;

●

List our common stock on The Nasdaq Capital Market®. In 2020, we plan to obtain a listing on The Nasdaq Capital Market®, or Nasdaq. We have applied to list our common stock although there can be no assurance that we will be successful in listing our common stock on Nasdaq; and

●

Execute business development and explore acquiring additional product candidates. We plan to execute robust business development for partnerships for current development programs as well as explore acquiring additional product candidates to add to our development pipeline.

Our Product Candidates

Istaroxime

Overview

Our lead cardiovascular product is istaroxime, a first-in-class, dual action investigational drug that we are developing to treat AHF and cardiogenic shock. Istaroxime has been evaluated in two phase 2 clinical trials, the results of which suggest that istaroxime may improve cardiovascular physiology as assessed by parameters of pump function, decreases in PCWP, decreases in heart rate, increases in blood pressure without adverse events such as arrhythmias, cardiac damage (as indicated by elevated troponin values) or adverse impact on kidney function. In August 2019, the FDA granted Fast Track designation for istaroxime for the treatment of AHF.

AHF and Cardiogenic Shock Overview

Heart failure can result from structural or functional cardiac abnormalities. Heart failure is a chronic, progressive disease that commonly but episodically worsens to a point of decompensation, where cardiac output fails to meet the body’s metabolic needs. The disease is characterized by inadequate pumping function of the heart that results in fluid accumulation manifesting as pulmonary congestion, peripheral edema and congestion in other parts of the body. Insufficient cardiac output can result in inadequate peripheral perfusion that increases the risk of other organ dysfunction such as renal failure. Chronic heart failure is commonly treated with multiple medications including diuretics, inhibitors of neurohumoral imbalances (angiotensin, renin, aldosterone, naturetic peptides) and beta blockers. Effective treatments for AHF are lacking.

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

Method of Action

Istaroxime represents a novel approach to the treatment of AHF. It has a dual mechanism of action, referred to as luso-inotropic, to improve cardiovascular physiology. First, it activates the SERCA2a calcium pump on the sarcoplasmic reticulum, or SR, leading to enhanced SR calcium uptake and a reduction in cytoplasmic calcium that is thought to improve myocardial relaxation (lusitropic). Second, it inhibits the sodium-potassium ATPase activity leading to improved myocardial contractility (inotropic). See Figure 1.

We believe that this mechanism of action may result in improvement in cardiac function and perfusion to reduce congestion and edema and preserve other organ function while avoiding the side effects associated with other classes of heart failure therapies. Preclinical and phase 2a and phase 2b clinical studies performed to date suggest that istaroxime may improve cardiovascular physiology as assessed by parameters of pump function, decreases in PCWP, decreases in heart rate, increases in blood pressure without an increase in adverse events such as arrhythmias, cardiac damage (as indicated by elevated troponin values) or adverse impact on kidney function. We believe that these features of istaroxime, if approved, could potentially result in clinical improvement of patients’ heart failure symptoms and reduce both complications and length of hospital stays when compared to current therapeutic regimens for AHF.

Clinical Development

AHF

Istaroxime has been evaluated in six clinical trials assessing three doses in 280 patients, including two phase 2 clinical trials. In a phase 2a randomized, double-blind, placebo-controlled, dose-escalation clinical trial, three doses of istaroxime were evaluated in a study of 120 hospitalized patients (~30 patients per cohort) with AHF and reduced left ventricular ejection fraction with three doses of istaroxime administered over a 6-hour infusion period. In this clinical trial, the primary endpoint of lowering of PCWP was significantly improved in all three doses relative to placebo, and the certain secondary hemodynamic endpoints (increased systolic blood pressure and decreased heart rate) also improved. The main side effects were vomiting (7.9%) and pain at the infusion site (5.6%); one severe adverse event of ventricular tachycardia was observed. The favorable effects on PCWP, blood pressure and heart rate with potential luso-inotropic effects provided the basis for moving the program forward into a phase clinical 2b trial and for selecting the doses to study.

In January 2019, we announced positive topline results of a phase 2b randomized, double-blind, placebo-controlled, dose-escalation clinical trial, a multicenter, randomized, placebo-controlled study in 120 hospitalized patients in Europe and Asia with AHF that was designed to evaluate two doses of istaroxime administered over a 24-hour infusion period (~ 40 patients per dose group).

The primary endpoint of this study was a change from baseline to 24 hours after start of infusion (Day 1) in E/e’ with istaroxime 0.5 or 1.0 gg/kg/min compared to placebo. The E/e’ ratio is a marker of the function of the left ventricle, or LV, of the heart and was measured using doppler echocardiography read by a central laboratory. Secondary endpoints included change in other parameters of cardiac function, such as diastolic function, or E/A, stroke volume, or SVI, left ventricle ejection fraction, or LVEF, LV volumes, left atrial, or LA, area, interior vena cava, or IVC, diameter. A 24-hour infusion of istaroxime was associated with significant improvements in cardiac function, in both dosing groups, with a mean E/e’ of -4.55 for the 0.5 gg/kg/min group and -3.16 for the 1.0 gg/kg/min group, compared with mean placebo E/e’ ratios of -1.55 and -1.08, respectively. Twenty-four-hour infusions of istaroxime were also associated with substantial increases in stroke volume in both dosing groups, with a mean SVI value of 5.33 ml/beat/m2 for the 0.5 gg/kg/min group and 5.49 ml/beat/m2 for the 1.0 gg/kg/min group, compared with the mean placebo SVI of 1.65 ml/beat/m2 and 3.18 ml/beat/m2, respectively. Importantly, subjects also maintained or increased systolic blood pressure, SBP, with a mean change in SBP of 2.82 mmHg for the 0.5 gg/kg/min group and 6.1 mmHg for the 1.0 gg/kg/min group, compared with the mean placebo SBP values of -2.47 mmHg and 2.7 mmHg, respectively. There were no signs of increased risk for arrhythmias or increased troponin levels (a marker of heart muscle damage) during or after istaroxime infusion. Additionally, blood pressure tended to increase, and heart rate decreased, during the infusion with istaroxime, which may have contributed to the short-term trend toward improvement in renal function. The findings were consistent with the physiologic improvements seen in the phase 2a study and the effects of istaroxime in AHF.

Istaroxime was generally well tolerated. Istaroxime did not appear to be associated with an increase in risk for arrhythmias or increases in cardiac troponin T. Cardiovascular-related adverse events were 23 percent for placebo, 10 percent for istaroxime low dose, and 18 percent for istaroxime high dose with cardiac failure occurring in 3 percent, 5 percent and 8 percent of placebo, low and high dose of istaroxime patients, respectively. These cases of cardiac failure were reported by the investigator as “worsening of heart failure” symptoms that occurred approximately 10-14 days after study drug administration and were not considered to be drug related. The most common adverse drug reactions reported included pain at infusion site, generally associated with use of short catheters, and dose-related gastrointestinal adverse events in 5 percent, 10 percent and 38 percent of placebo, low and high dose istaroxime, respectively. Serious adverse events included one cardiac death and one case of cardiogenic shock (in the same patient who died) in the istaroxime 1.0 mg group, two cases of cardiac failure in the 0.5 mg group, three cases of cardiac failure in the 1.0 mg group, and one case of renal embolism in the 1.0 mg group. There was an additional cardiac death outside the 30-day window.

Based on feedback from the FDA in June 2019 and discussions with our scientific advisors, we are preparing for a phase 2 clinical trial focused on patients with low systolic blood pressure and those who are diuretic resistant. These two, difficult-to-treat patient groups have limited treatment options and could particularly benefit from the istaroxime unique profile and potential ability to increase cardiac function, increase blood pressure and improve renal function. We plan to initiate start-up activities for this next phase 2 study in the second half of 2020 and plan to extend dosing beyond that previously studied and include clinical outcome measures that we believe may be acceptable for registration. However, due to the recent global outbreak of COVID-19, our planned clinical trials may be impacted and we may experience delays in anticipated timelines and milestones.

Cardiogenic Shock

After assessing the regulatory landscape and data from the istaroxime phase 2 clinical program in AHF, we held discussions with our advisors and added to our istaroxime development program a study in early cardiogenic shock. We believe that istaroxime may fulfill an unmet need in early cardiogenic shock based on the profile observed in prior phase 2 clinical studies in AHF, in which istaroxime increased SBP, suggesting that istaroxime could potentially contribute to the clinical improvement of select patients in cardiogenic shock due to heart failure. In addition, we believe there may be opportunities for an abbreviated regulatory pathway and review in cardiogenic shock. According to an FDA published position paper, we believe that approval for early cardiogenic shock potentially could be based on blood pressure changes alone (assuming comparable mortality compared to control patients at 30 days). We plan to execute a small study of istaroxime in early cardiogenic shock patients to evaluate the potential to improve blood pressure and organ perfusion. The study will also evaluate the safety and side effect profile of istaroxime in this patient population. We plan to initiate this study mid-year of 2020. However, due to the recent global outbreak of COVID-19, our planned clinical trials may be impacted and we may experience delays in anticipated timelines and milestones.

Manufacturing

Istaroxime is manufactured for us by Zhaoke Pharmaceutical (Guangzhou) Co., Ltd. and/or Sigma Tau S.p.A. Secondary packaging is performed by DEPO PACK s.n.c.

The active pharmaceutical ingredient, or API, used in production of the drug product is manufactured by Farmabios S.p.A. and/or ScinoPharm Taiwan, Ltd.

AEROSURF

Overview

AEROSURF® (lucinactant for inhalation) is an investigational combination drug/medical device product that we are developing to improve the management of RDS in premature infants who may not have fully-developed natural lung surfactant and may require surfactant therapy to sustain life. AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology and potentially may meaningfully reduce the use of invasive endotracheal intubation and mechanical ventilation. We believe that AEROSURF, if approved, may meaningfully reduce the number of premature infants who are subjected to invasive surfactant administration, and potentially provide transformative clinical and pharmacoeconomic benefits. The FDA has granted Fast Track designation for AEROSURF to treat RDS.

RDS and BPD Overview

RDS is the most prevalent respiratory disease in the NICU. Surfactant therapy can be a life-saving treatment for RDS and is the primary therapy to address an underlying surfactant deficiency. Unfortunately, surfactants currently available in the U.S. are animal-derived and are generally administered using invasive endotracheal intubation, frequently with mechanical ventilation, procedures that may result in serious respiratory conditions and other complications. We believe that this market has been constrained because of the invasive administration procedures for surfactants and that AEROSURF’s non-invasive delivery system may provide a competitive edge in an expanding RDS market. We also believe that AEROSURF may support an expansion of the RDS surfactant market by reducing the need for intubation and mechanical ventilation, reducing hospital costs, and enabling dosing and repeat dosing as needed using noninvasive delivery of AEROSURF via nCPAP. Moreover, while the current surfactant market represents drug-only revenues, we believe we can capture revenues from both the drug product and the ADS disposable cartridges, supported by anticipated pharmacoeconomic benefits associated with the successful use of nCPAP. We believe that AEROSURF, if approved, may be administered in less specialized hospitals and birthing centers, potentially further expanding access to treatment and potentially achieving a higher price per patient in an addressable market that could be in excess of $1 billion annually.

We are also evaluating AEROSURF for the treatment of BPD, a chronic lung disease of premature infants who have required intubation, mechanical ventilation and oxygen therapy. BPD is associated with ongoing pulmonary disease and neurodevelopmental impairment that contributes to substantial patient morbidity. This is associated with increased health care utilization and higher healthcare costs. Notwithstanding, effective prevention and treatment strategies for BPD have been elusive and there is no approved treatment.

Clinical Development

We have evaluated AEROSURF for the treatment of RDS in premature infants in three phase 2 clinical trials. We believe the results support further exploration of a potentially beneficial treatment effect when the treatment is delivered as intended.

In two phase 2a multicenter, randomized, open-label controlled studies in premature infants 26 to 32 week gestational age receiving nCPAP, AEROSURF was generally well-tolerated. Efficacy was an exploratory endpoint in both trials. There was evidence of a beneficial treatment effect in one study of premature infants 29 to 32 week gestational age. In the other study of premature infants 26 to 28 week gestational age, there was no difference in rate of nCPAP failure, but the assessment was complicated by the occurrence of unanticipated treatment interruptions which may have obscured a potential efficacy signal.

In 2017 we completed a phase 2b clinical trial evaluating AEROSURF for the treatment of RDS in premature infants. The clinical trial was a multicenter, randomized, controlled study with masked treatment assignment in 221 premature infants that was designed to evaluate aerosolized KL4 surfactant administered to premature infants 26 to 32 week gestational age receiving nCPAP, in two dose groups (25 and 50 minutes) with up to two potential repeat doses, compared to infants receiving nCPAP alone. This trial was conducted in approximately 50 clinical sites in the U.S., Canada, Europe and Latin America.

In the phase 2b clinical trial, AEROSURF did not meet the primary endpoint of a reduction in nCPAP failure at 72 hours. We believe this result was attributable in large part to an unexpected rate of treatment interruptions, which occurred in about 23% of active enrollments, predominantly in the 50-minute dose group. These interruptions, we believe, were primarily related to specific lots of disposable cartridge filters with a higher tendency to clog. After excluding patients in the 50-minute dose group whose dose was interrupted, in accordance with the predesignated statistical plan, nCPAP failure rates were 44% in the control group (n=71) compared to 32% (n=44) in the AEROSURF 50-minute dose group, which is a 12% absolute reduction or a 27% relative reduction in nCPAP failure compared to control. These data suggest a meaningful treatment effect in line with our desired targeted outcome. The overall data suggest that the safety and tolerability profile of AEROSURF was generally comparable to the control group. Reported adverse events and serious adverse events were those that are common and expected among premature infants with RDS and comparable to the control group. As expected, some peridosing events occurred (e.g., changes in oxygen requirements and blood pressure in the time around dosing) more commonly in the AEROSURF groups, however, these were transient in nature and occurred less frequently than seen in intratracheal administration.

In the post hoc pooled analysis of the AEROSURF phase 2b clinical trial and phase 2a clinical trial in infants 26 to 28 weeks gestational age, AEROSURF treatment was associated with significantly lowered incidence and severity of BPD compared to infants on nCPAP alone. This effect was observed without excluding patients whose treatment was interrupted.

In 2018, we transitioned from our prototype 2 ADS used in the phase 2 clinical program, referred to as the Phase 2 ADS, to a newly-designed ADS for use in our phase 3 program, which combines the same aerosolization technology used during the phase 2 clinical program, but with improved ergonomics, interface, controls, and dose monitoring in a modular design. We successfully concluded design verification activities through a detailed assessment of the new ADS design and implemented design changes to potentially mitigate the risks of device-related treatment interruptions experienced in the prototype phase 2 ADS used in the phase 2b clinical trial. We have conducted extensive performance testing in which the ADS demonstrated consistent performance under rigorous testing and design verification protocols. We believe that the new ADS, which we plan to use in our phase 3 program will be easier and faster to use and may support enhanced clinical outcomes by potentially allowing for reduced time to initial administration of our KL4 surfactant and reduced time intervals between doses, if required.

As part of the phase 2 clinical program and to prepare to transition to phase 3, in the second quarter of 2020, we plan to commence a small, approximately 90-patient, phase 2 bridging study and prepare to transition to our phase 3 clinical program by demonstrating the new ADS performance in the NICU, as well as a more intensive dosing regimen. This trial will not be powered to establish statistical significance but will generate clinical experience with the ADS as well as additional higher dose treatment data to augment data previously obtained in the phase 2b clinical trial. We expect to advance the bridging study through the financial support of Lee’s (HK) (our Asia licensing partner for KL4 surfactant). On March 18, 2020, we entered into a binding term sheet with Lee’s (HK) that provides that in connection with the development of AEROSURF, Lee’s (HK) will make non-refundable payments to us of up to $3.9 million prior to September 1, 2020 (subject to reduction to $2.8 million in certain events) to fund the development of AEROSURF for the period of April 1, 2020 through September 30, 2020. The term sheet also provides that we and Lee’s (HK) will negotiate in good faith to determine the terms of definitive agreement prior to September 30, 2020, which will also set forth additional semi-annual non-refundable payments to fund the continued development of AEROSURF after September 30, 2020.  However, due to the recent global outbreak of COVID-19, our planned clinical trials may be impacted and we may experience delays in anticipated timelines and milestones.

Manufacturing

KL4 surfactant is comprised of four APIs. Our API suppliers are Bachem Americas, Inc., or Bachem Americas, Corden Pharma and Avanti Polar Lipids, Inc. We have supply agreements for KL4 (sinapultide) and POPG API, and source the other two APIs under purchase orders. Bachem Americas has been our supplier of KL4 since 2008. We received a notice of nonrenewal from Bachem Americas in June 2019 indicating their intent to discontinue the current manufacturing process. We discussed with them potential development of a new manufacturing process for KL4 to meet our future needs. Bachem Americas has agreed to continue manufacturing with the current process through 2020 and to produce an adequate supply of KL4 to satisfy our needs for the currently planned clinical programs for AEROSURF and lyophilized KL4 surfactant. We have received two comprehensive proposals for the development and validation of a new process for manufacturing KL4 (including one from Bachem Americas). Following initial feasibility studies of the new process, we expect to determine our go forward manufacturer.

Our lyophilized KL4 surfactant is manufactured for us by Pharma Services Group, Patheon, part of Thermo Fisher Scientific, or Patheon. We are currently in discussions with Patheon concerning the wind-down of our Master Services Agreement dated as of October 24, 2013 for the manufacture of lyophilized KL4 surfactant for AEROSURF. Patheon has indicated that it will continue to manufacture lyophilized KL4 surfactant to support our planned AEROSURF clinical trial and will assist us with the technology transfer to another contract manufacturing organization. We plan to seek proposals for the technology transfer and future manufacturing of lyophilized KL4 surfactant from certain entities that we have identified that we believe have appropriate experience to support this program.

In our Warrington laboratory, we conduct certain analytical and quality control activities including release testing of all API’s and release and stability testing of our lyophilized and aerosolized KL4 surfactant drug product. We also work with a number of third-party institutions and laboratories that perform various studies as well as quality control release and stability testing.

We have contracted with Clinical Supplies Management, Inc. for the receipt, labeling, packaging and distribution of drug and materials to support our planned AEROSURF bridging study.

With respect to our ADS, we are currently engaged in a technology transfer of our device manufacturing process from Battelle Memorial Institute, or Battelle, to Mack Molding Company, or Mack, an FDA-registered medical device manufacturer that we have engaged to produce the new ADS for use in our phase 3 program and for our planned AEROSURF bridging study, and potentially address the unexpected rate of treatment interruptions in our phase 2b trial. If AEROSURF is approved for marketing, we expect that the new ADS for use in our phase 3 program will also support our commercial market platform. We currently have a Memorandum of Understanding with Mack to cover this transfer.

Rostafuroxin

Overview

Rostafuroxin is a novel investigational drug product candidate that we are developing for the treatment of hypertension in patients with a specific genetic profile. Rostafuroxin targets resistant hypertensive patients with a specific genetic profile, which is found in approximately 20% - 25% of the adult hypertensive population.

Hypertension Overview

According to the CDC, patients with high blood pressure have a greater risk for heart disease and stroke, which are the leading causes of death in the U.S. Currently, an estimated 75 million adults, or approximately one- third of the adult population in the U.S., have high blood pressure and the incidence is increasing. During 2014, high blood pressure was a primary or contributing cause of death for more than 410,000 adults in the U.S. The estimated annual cost of high blood pressure in the U.S., including for health care services, medications, and missed days of work, is approximately $48 billion. Unfortunately, hypertension is a heterogeneous disease in which a majority of treated patients (50%-85% globally) do not reach their therapeutic target blood pressure and patients often have persistent hypertension despite being on multiple therapies. Ethnicity and genetic makeup are known to impact the response to anti-hypertensive treatments, and uncontrolled hypertension has been associated with certain genetic makeups. Given the size of the market and the prevalence of unmet medical needs, major pharmaceutical companies have maintained hypertension as a key area of focus and continue to seek new drugs to compete in markets they have established with previous anti-hypertensive therapies. We plan to develop rostafuroxin and potentially leverage the industry’s interest in licensing opportunities in this market.

Method of Action

Rostafuroxin is designed to be a selective antagonist of adducin polymorphisms and endogenous ouabain, both known triggers of hypertension, and creates functional effects by enhancing renal tubular sodium reabsorption and increasing vascular tone.

Clinical Development

Rostafuroxin has been studied in three phase 2 clinical trials assessing reduction in blood pressure in a hypertensive population selected in accordance with a specified genetic profile. A phase 2b clinical trial was conducted as a two-part study with the first part conducted in Italy with Caucasian patients and the second part conducted in Taiwan with ethnic Chinese patients. The efficacy results in Italy were positive in both this trial and in an earlier phase 2a clinical trial; however, the blood pressure response in Chinese patients in the second part of the phase 2b study was minimal. We are analyzing the results of these clinical trials potentially to identify the reasons for the minimal response in Chinese patients. We are finalizing the drug formulation and working on an analytical method to increase the sensitivity of our existing assay to measure low concentrations of the compound in the body. Once we have developed an improved, room temperature formulation, we plan to seek opportunities to out-license rostafuroxin to a larger company that has interest in and/or operates in the very large and broad antihypertension market.  However, due to the recent global outbreak of COVID-19, our plans may be impacted, and we may experience delays in anticipated timelines and milestones.

Manufacturing

The drug product for rostafuroxin is manufactured by Doppel Farmaceutici S.r.l. The API used in the manufacture of rostafuroxin is manufactured by China Gateway Pharmaceutical Development Co., Ltd.

Lyophilized KL4 Surfactant – Lung Injury and Other Studies

We believe our lyophilized KL4 surfactant and ADS technologies may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. KL4 surfactant has been widely studied across 17 clinical studies in approximately 2,500 patients with various related acute pulmonary syndromes. We also previously announced results of a NIH funded preclinical study of aerosolized KL4 surfactant demonstrating reduced lung inflammation and improved overall survival in a well-established animal model of highly pathogenic avian influenza. We have received support, and plan to seek additional support, from the NIH and other government funding sources to explore the utility of our KL4 surfactant to address a variety of such respiratory conditions as acute lung injury, or ALI, including acute radiation exposure to the lung (acute pneumonitis and delayed lung injury), chemical-induced ALI, and influenza-induced ALI; as well as chronic rhinosinusitis, complications of certain major surgeries, mechanical ventilator-induced lung injury, often referred to as VILI, pneumonia, and diseases involving mucociliary clearance disorders, such as chronic obstructive pulmonary disease and cystic fibrosis, or CF.

If we are able to obtain additional capital resources, we also intend to initiate a pilot study to study our proprietary KL4 surfactant’s ability to potentially mitigate the pulmonary effects of severe COVID-19 infection. Existing cash resources will not be used to conduct this work.  Patients with COVID-19 pneumonia may progress to severe respiratory failure requiring supplemental oxygen and mechanical ventilation. This acute lung injury, known as acute respiratory distress syndrome (ARDS), has no approved therapies and is associated with significant morbidity, mortality and healthcare resource utilization. The COVID-19 virus infects via angiotensin-converting enzyme 2 (ACE2) on cells in the lung which impair surfactant production, resulting in decreased lung compliance, and increased likelihood of needing mechanical ventilation. We believe this mechanism of injury may differentiate COVID-19 lung injury from other etiologies of ARDS and is the basis for a potentially important role for our KL4 surfactant. Lung fibrosis and severe interstitial changes occurring in these COVID-19 patients resemble those seen in premature infants who are initially ventilated due to RDS and later develop BPD – a condition in which KL4 surfactant clinical data suggests potential benefit. Pre-clinical and clinical evidence shows surfactant replacement therapy has the potential to improve lung function, oxygenation, lung compliance and decrease pulmonary inflammation. These beneficial effects could lead to potential clinical improvements such as decreased need for mechanical ventilation, decreased time on ventilator (freeing the devices for other patients) and possibly mortality.

We intend to assess KL4 surfactant’s ability to impact key respiratory parameters in ventilated COVID-19 patients in a small U.S. pilot study intended to start, if we are able to obtain adequate funding and supplies, in mid-2020. If the results are favorable, we will assess moving to an expanded clinical trial in ventilated patients to establish outcomes. Additionally, we plan to prepare for an aerosolized delivery of KL4 surfactant trial with the objective to avoid mechanical ventilation (similar to our RDS clinical trials) in COVID-19 infected patients. All intended clinical studies are highly dependent on funding, COVID-19 patients in the locations of study and the ability of a potentially over-loaded health care system to execute the study.

Our KL4 surfactant can be lyophilized (freeze-dried) and reconstituted to a liquid just prior to administration. We currently maintain continuous cold chain storage for this product. We are assessing potential development pathways to secure marketing approval for lyophilized KL4 surfactant as an intratracheal instillate for the treatment and/or prevention of RDS. Lyophilized KL4 surfactant is the drug product component of AEROSURF and a lyophilized (freeze-dried) dosage form of the liquid KL4 surfactant intratracheal instillate, or SURFAXIN®, that was approved by the FDA in 2012. In April 2015, we voluntarily ceased commercializing SURFAXIN to focus our resources on the development of aerosolized KL4 surfactant for respiratory diseases, beginning with AEROSURF.

We plan to conduct studies to assess potential reduction of cold chain storage and refrigeration requirements in the hospital. We have demonstrated in laboratory experiments that our lyophilized KL4 surfactant retains many of the key attributes and characteristics of our liquid instillate. We previously discussed with the FDA a potential development plan, trial design and regulatory plan for approval and plan potentially to re-engage with the FDA. If we can define an acceptable development program that is achievable from a cost, timing and resource perspective, we may seek approval to treat premature infants who, because they are unable to breathe on their own or other reason, are not candidates for AEROSURF.

In addition, on March 12, 2018, we announced a collaboration with Eleison, a specialty pharmaceutical company developing life-saving therapeutics for rare cancers. We worked with Eleison to assess the feasibility of using our ADS technology potentially to deliver Eleison’s inhaled lipid cisplatin, or ILC, and under a grant from the NIH to address respiratory conditions. Eleison is developing ILC for non-small cell lung cancer and completed a phase 2 study of ILC in patients with bone cancer (osteosarcoma) metastatic to the lung. If we are able to identify a funding source, including from non-dilutive sources such as the NIH, we may consider a collaboration for the further study of this potential opportunity to address rare cancers affecting the lungs.

Other Preclinical Product Candidates

We continue to advance our preclinical follow-on oral and intravenous SERCA 2a heart failure compounds and are actively exploring partnership opportunities for these potential product candidates as well.

Material Licenses and Collaborations

Lee’s Pharmaceutical (HK) Ltd.

We are party to a License, Development and Commercialization Agreement, as amended, or the License Agreement, as amended, with Lee’s (HK), a company organized under the laws of Hong Kong, and an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s. Under the License Agreement, we granted to Lee’s (HK) an exclusive license with a right to sublicense (i) to develop, manufacture and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for RDS in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes China, Japan, Hong Kong, Thailand, Taiwan and 12 other countries. Under the License Agreement Lee’s (HK) made an upfront payment to us of $1 million. We also may receive up to $35.8 million in potential clinical, regulatory and commercial milestone payments and will share in any sublicense income Lee’s (HK) may receive at a rate equal to low double digits. In addition, Lee’s (HK) is responsible for all costs and expenses in and for the Licensed Territory related to development activities, including a planned AEROSURF phase 3 clinical program, regulatory activities, and commercialization activities.

We will be eligible to receive tiered royalties based on a percent of Net Sales (as defined in the License Agreement), depending on the product, in the range of high single to low-to-mid double-digit percentages. Royalties are payable on a country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten years after the first commercial sale in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each product and, for the initial three years, shall be in the range of low-to- mid single digits. In addition, in the event that one or more generic products are introduced, the royalty rates will be reduced, subject to certain minimums if we are subject to continuing obligations at the time to pay royalties under our in-license agreements.

Under the License Agreement, Lee’s (HK) is responsible for all activities related to development, regulatory approval and commercialization of KL4 surfactant and combination drug / device products in the licensed territory. Lee’s (HK) will hold the product licenses for all non-aerosolized products in the licensed territory and will seek regulatory approval initially for SURFAXIN and SURFAXIN LS for RDS. We will hold the product license in the licensed territory (except where prohibited by law) for all aerosolized products and will designate Lee’s (HK) its exclusive agent and representative to develop and register AEROSURF and other aerosolized products in our name and on our behalf. Lee’s (HK) also has agreed that, except as provided in the License Agreement, for a period of ten (10) years beginning with the later of the first commercial sale of the first aerosolized product and the first commercial sale of the first non-aerosolized product in China, it will not develop, register, manufacture, or commercialize any product for the prevention and/or treatment of RDS in premature infants or other diseases and conditions in humans, in either case, that administers, utilizes or contains pulmonary surfactant without our prior written consent.

The term of the License Agreement will continue on a country-by-country basis for the commercial life of the products. Either party may terminate the License Agreement in the event of bankruptcy or a material breach of the License Agreement by the other party that remains uncured for a period of sixty (60) days. In addition, either party may terminate the License Agreement in its entirety or with respect to any individual product or country if a regulatory authority terminates, suspends or discontinues development of a product and such termination, suspension or discontinuance persists for a period in excess of eighteen (18) months. Upon termination of the License Agreement in its entirety or with respect to a particular product or country, generally all related rights and licenses granted to Lee’s (HK) will terminate, all rights under our technology will revert to us, and Lee’s (HK) will cease all use of our technology.

Battelle Collaboration Agreement

In October 2014, we entered into a Collaboration Agreement with Battelle, or the Battelle Collaboration Agreement, for the development of our new ADS for use in our phase 3 program. We had previously worked with Battelle, which has expertise in developing and integrating aerosol devices using innovative and advanced technologies, in connection with development of our prototype phase 2 ADS used in the AEROSURF phase 2b clinical trial. Under the Battelle Collaboration Agreement, we and Battelle shared the costs of development for a three-stage development plan that included (i) defining the requirements and a detailed project plan for a new ADS for use in our phase 3 program, (ii) executing the project plan, and (iii) completing required testing, verification and documentation, putting us in a position to manufacture a new ADS for use in the remaining AEROSURF development activities, including in our phase 3 program, and, if approved, in initial commercial activities. We agreed that, if Battelle successfully completed the project plan in a timely manner, we would pay Battelle royalties equal to a low single-digit percentage of the worldwide net sales and license royalties on sales of AEROSURF for the treatment of RDS in premature infants, up to an initial aggregate limit of $25 million, which under the Battelle Payment Restructuring (discussed below) was increased to $35 million. The Battelle Collaboration Agreement will end at the time we fulfill our payment obligations to Battelle, unless sooner terminated by a party as provided therein.

In December 2018, we and Battelle entered into a Payment Restructuring Agreement, or the Battelle Payment Restructuring, which reflected the terms of an October 2017 nonbinding memorandum of understanding, in which we outlined terms to restructure approximately $4.3 million then due to Battelle, or the Battelle Payables, under a Research and Development Services Agreement dated as of June 22, 2012 and the Battelle Collaboration Agreement. Under the Battelle Payment Restructuring, Battelle Payables accrue interest at a rate of 6% per annum. In December 2018, we exchanged $1.0 million of the debt for shares of our common stock. And since December 2018 we have paid $2.2 million of the Battelle Payables. In addition, under the terms of the Battelle Payment Restructuring, we agreed to make two milestone payments to Battelle as follows: (i) upon enrollment of the first patient in the next AEROSURF clinical study, or the First Milestone, an amount equal to one half of the then-outstanding Battelle Payables (including unpaid interest), and (ii) when we complete the device technology transfer for the new ADS for use in our phase 3 program to Mack, or the Second Milestone, an amount equal to the then-outstanding Battelle Payables, including unpaid interest.  If any amounts of the Battelle Payables remained unpaid by December 31, 2019, then all unpaid Battelle Payables would be due on January 7, 2020. Neither milestone was achieved as of December 31, 2019. On March 30, 2020, we and Battelle entered into an amendment to the Battelle Payment Restructuring such that the First Milestone would be payable no later than April 15, 2020 and the Second Milestone would be payable no later than September 1, 2020.

Laboratorios del Dr. Esteve, S.A.

We have a strategic alliance with Laboratorios del Dr. Esteve, S.A., or Esteve, for the development, marketing and sales of a portfolio of potential KL4 surfactant products in Andorra, Greece, Italy, Portugal, and Spain, or, collectively, the Territory. Under the alliance, Esteve will pay us a transfer price on sales of our KL4 surfactant products. We are responsible for the manufacture and supply of all covered products and Esteve will be responsible for all sales and marketing in the Territory. Esteve is obligated to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to phase 3 clinical trials for the covered products by conducting and funding development performed in the Territory. As part of a 2004 restructuring, Esteve returned certain countries to us, referred to as the Former Esteve Territories, and we agreed to pay Esteve 10% of any cash up front and milestone fees (up to a maximum aggregate of $20 million) that we receive in connection with any strategic collaborations for the development and/or commercialization of certain of our KL4 surfactant products in the Former Esteve Territories. In addition, with respect to our aerosolized KL4 surfactant, Esteve will pay us $0.5 million upon the initial filing for regulatory approval with the European Medicines Agency, or EMA, and $0.5 million upon receipt of regulatory approval. Esteve will also contribute up to $3 million to support a phase 3 clinical trial in the Territory. The alliance will terminate as to each covered product, on a country-by-country basis, upon the latest to occur of: the expiration of the last patent claim related to a covered product in such country; the first commercial sale in such country of the first-to-appear generic formulation of the covered product, and the tenth anniversary of the first sale of the covered product in such country. In addition to customary termination provisions for breach of the agreement by a party, the alliance agreement may be terminated by Esteve on 60 days’ prior written notice, up to the date of receipt of the first marketing regulatory approval, or, on up to six months’ written notice, if the first marketing regulatory approval has issued. We may terminate the alliance agreement in the event that Esteve acquires a competitive product (as defined in the agreement).

Universita degli Studi di Milano-Bicocca

In April 2015, CVie Therapeutics Ltd., or CVie Therapeutics, entered into an Agreement for Scientific Collaboration, or the 2015 Agreement, with the Universita degli Studi di Milano-Bicocca, or Bicocca, in Milan, Italy, focused on defining the role of sarco (endo) plasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, and phospholamban, or PLN, in modulating cardiac contraction, and discovering new small molecules to modulate SERCA2a activity or new drugs for treating chronic and acute human heart failure. The initial term of the 2015 Agreement was three years but the term was extended for approximately an additional year, with option for further renewal. In June 2019, we entered into a second Agreement for Scientific Collaboration with Bicocca, or the 2019 Agreement, focused on continuing the studies under the 2015 Agreement. The 2019 Agreement supersedes and replaces all prior agreements with Bicocca.

Under the 2015 Agreement, we provided funds aggregating € 0.2 million (approximately $0.22 million) to upgrade equipment and pay laboratory expenses for the renewal term expiring in 2019. We also funded several related research contracts for the period covered by the 2015 Agreement. In connection with our research activities, Bicocca agreed to provide us exclusive use of a research laboratory for the collaboration work, and nonexclusive access to a physiology laboratory within the university. Bicocca serves as our primary location in Milan. Under the 2019 Agreement, we have agreed to provide funds aggregating € 0.16 million (approximately $0.178 million) to extend our use of Bicocca laboratories and to fund research conducted pursuant to the collaboration.

Under the 2019 Agreement, results obtained from the collaboration will be jointly owned by the parties. However, Bicocca will assign to us its interest in patent applications and patents covering any new SERCA2a compounds and diagnostic products suitable for further clinical development. We have agreed to pay Bicocca (corresponding to stage of development): (i) € 0.1 million (approximately $0.11 million) for new SERCA2a compounds developed up to phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in cardiac myocytes and (ii) € 1.5 million (approximately $1.7 million) upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products.

Philip Morris USA Inc. and Philip Morris Products S.A. License

In 2008, we entered into an Amended and Restated License Agreement with Philip Morris USA, Inc., or PMUSA, with respect to the U.S., or the U.S. License Agreement, and, as PMUSA had assigned its ex-U.S. rights to Philip Morris Products S.A., or PMPSA, effective on the same date and on substantially the same terms and conditions, we entered into a license agreement with PMPSA with respect to rights outside of the U.S., which we refer to, together with the U.S. License Agreement, as the PM License Agreements.

Pursuant to the PM License Agreements, we have worldwide exclusive rights to the medical device component of our AEROSURF product candidate. We are currently developing a new ADS for use in our phase 3 program and potentially for use in our remaining AEROSURF development activities, and, if approved, initial commercial activities. Our ADS technology and our new ADS for use in our phase 3 program are protected by a portfolio of issued patents, as well as pending and new patent applications, covering the core components of the system. These patents and applications will expire on dates ranging from 2018 to 2037, with the core patents expiring in 2033 or later.

Under the PM License Agreements, we are obligated to pay royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field (as defined in the PM License Agreements) in the territories. In connection with exclusive undertakings of PMUSA and PMPSA not to exploit the aerosol technology for all licensed uses, we are obligated to pay royalties on all product sales, including sales of certain aerosol devices that are not based on the licensed aerosol technology; provided, however, that no royalties are payable to the extent that we exercise our right to terminate the license with respect to a specific indication. We also have been required to pay minimum royalties quarterly but are entitled to reduce future quarterly royalties above the quarterly minimums in the amount of the true-up payments we make to satisfy minimum royalties for prior quarters. Our license rights extend to innovations to the aerosol technology that are made under the PM License Agreements.

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

Intellectual Property

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

Patents and Proprietary Rights

In addition to the inventions covered by the patents and patent applications described in this Annual Report on Form 10-K, we have been active in identifying and seeking to identify new patents. We have filed and plan to file patent and provisional patent applications to protect our innovations relating to our current and potential future product candidates, including for composition of matter, new dosage forms, formulations, methods of manufacture, methods of use and related processes. We intend to file for patent protection for select inventions, in such markets that we deem material to our patent strategy, as well as for other new inventions that we may identify.

Rostafuroxin Patent

Our subsidiary, CVie Therapeutics holds a patent portfolio of six patent families that include more than 40 patents and patent filings directed to compounds, pharmaceutical formulations, methods of manufacturing, methods of delivery, and treatment methods using derivatives of rostafuroxin for the treatment of cardiovascular diseases and related conditions. We plan to continue these patent activities and focus on new follow-on compounds, dosage forms, formulations, and treatment methods related to AHF and persistent hypertension. At this time, the patents originally covering istaroxime composition of matter have expired. To benefit from potential non-patent exclusivity within the U.S., we believe that we may qualify istaroxime as a new chemical entity entitled to market exclusivity for a period of years. See the section titled “- Government Regulation - Drug Products - The Hatch-Waxman Act - Market Exclusivity”.

Rostafuroxin-Related Patents

In June 2008, international patent application PCT/EP2008/056928 was filed and directed to rostafuroxin derivatives useful for the prevention or treatment of restenosis after angioplasty or endarterectomy, as well as diseases resulting from organ fibrosis. The international application entered into the national phase in the U.S., European Patent Office, or EPO, and several other foreign jurisdictions. In this patent family, multiple foreign counterparts are pending or granted. U.S. Patent Application No. 12/602,827 was abandoned following an unsuccessful appeal of a decision of the U.S. Patent Office examiner. European Patent No. 2160190B1 will expire on June 4, 2028.

In March 2010, international patent application PCT/EP2010/053571 was filed and directed to rostafuroxin derivatives for the treatment of proteinuria, glomerulosclerosis, and renal failure. The international patent application entered into the national phase in the EPO (EP10709529.1, now European Patent No. 2411015B1), U.S., and multiple other foreign nations. U.S. Patent Application No. 13/258,728 was abandoned on June 2, 2016 in favor of child application U.S. 14/931,083, now U.S. Patent No. 9,868,757. U.S. Patent No. 9,868,757 and European Patent No. 2411015B1 will expire on March 18, 2030.

In October 2010, international patent application PCT/EP2010/065589 was filed covering methods of rostafuroxin administration for the treatment or prevention of cardiovascular conditions in individuals with various single nucleotide polymorphisms, or SNPs, associated with improved therapeutic response to rostafuroxin administration. The international patent application entered into the national phase in the EPO (EP10807525.0, now European Patent No. 2490694B1), U.S. (U.S. 13/502,518, now U.S. Patent No. 9,408,854), and multiple other foreign nations. U.S. Patent No. 9,408,854 and European Patent No. 2490694B1 will expire on October 18, 2030.

Johnson & Johnson Patents

Our precision-engineered KL4 surfactant technology was invented at The Scripps Research Institute, or Scripps, and was exclusively licensed to and further developed by Johnson & Johnson, or J&J. We received an exclusive, worldwide license and sublicense from J&J and its wholly-owned subsidiary, Ortho Pharmaceutical Corporation, to a series of over 30 patents and patent filings (worldwide), or the J&J Patents. All J&J Patents have expired. Under the license agreement, we are obligated to pay the licensors fees of up to $3.0 million in the aggregate upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for certain designated products. We have made milestone payments totaling $1.0 million to date. In addition, the agreement provides that we are required to pay royalties at different rates based on the type of revenue and country, in amounts in the range of a high single-digit percent of net sales (as defined in the license agreement) of licensed products sold by us or sublicensees, or, if greater, a percentage of royalty income from sublicensees in the low double digits. The license agreement provides that the license will expire, on a country-by-country basis, upon the payment of royalties for all licensed products for ten years beginning on the date of the first commercial sale of the first licensed product in such country. Thereafter, the license agreement provides that royalties shall be paid in respect of a licensed product until the expiration of the last licensed patent containing a valid claim covering the licensed product in such country. For countries in the EU in which royalties are paid only by virtue of licensed know-how, royalties shall be payable commencing from the date of first commercial sale of the first licensed product in such country and ending on the earlier of (i) the date on which the licensed know-how becomes public or (ii) the tenth anniversary of the first commercial sale of the first licensed product in any country of the EU. In addition to customary termination provisions for breach of the agreement by a party, we may terminate the agreement, as to countries other than the U.S. and Western Europe territories (as defined in the agreement), on a country-by-country basis, on six months’ prior written notice; and as to the entire agreement, on 60 days’ prior written notice.

Our KL4 -Related Patents and Patent Rights

We have been active in seeking patent protection for our innovations relating to new dosage forms, formulations and methods of manufacturing and delivering synthetic peptide containing pulmonary surfactants. Our patent activities have focused particularly on improved dosage forms and delivery of aerosolized pulmonary surfactant.

In January 2006, we filed U.S. and international patent applications (U.S. 11/326,885 which is now U.S. Patent No. 7,541,331 issued on June 2, 2009 and PCT/US06/000308, now entered national phase), directed to a surfactant treatment regimen for BPD. U.S. Patent No. 7,541,331 will expire on January 6, 2026. European Patent No. 1841458B1 was revoked on December 11, 2018, following an unsuccessful appeal of a decision of the EPO Opposition Division.

In September 2007, we filed U.S. and international patent applications (U.S. 11/901,866 which is now U.S. Patent No. 8,221,772 and PCT US/2007/020260, now entered national phase) directed to surfactant compositions and methods of promoting mucus clearance and treating pulmonary disorders such as cystic fibrosis. U.S. Patent No. 8,221,772 will expire on September 19, 2027.

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

Aerosol-Conducting Airway Connector Technology Patents and Patent Rights

In March 2009, we filed an international patent application (PCT US/2009/037409, now entered national phase) directed to aerosol-conducting airway connectors and improvements of an ADS using AFECTAIR®. The claims of this application are directed to a novel ventilation circuit adaptor (an aerosol-conducting airway connector) and related aerosol circuitry that are intended to (i) increase the efficiency of aerosol delivery to the patient by allowing more efficient delivery of aerosols to the patient, and (ii) reduce drug compound dilution and wastage and result in more precise aerosol dosing. In this patent family, U.S. Patent No. 8,701,658 was issued on April 22, 2014, European patent No. 2265309 was issued on December 16, 2015, U.S. Patent No. 9,352,114 was issued on May 31, 2016, U.S. Patent No. 9,592,361 was issued on March 14, 2017 and several foreign patents have issued during 2011 through 2017. U.S. Patent No. 8,701,658 and U.S. Patent No. 9,352,114 will expire on March 17, 2029. U.S. Patent No. 9,592,361 will expire on September 9, 2033. European Patent No. 2265309 will expire on March 17, 2029.

Trademarks

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo), WINDTREE™ and WINDTREE THERAPEUTICS™ are our material registered and common law trademarks.

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

Other Regulatory Designations

Orphan Drug and Orphan Medicinal Product Designations

The FDA has granted Orphan Drug designation for (i) our KL4 surfactant (lucinactant) for the treatment of RDS in premature infants, (ii) our KL4 surfactant for the prevention and treatment of BPD in premature infants, (iii) our KL4 surfactant for the treatment of acute respiratory distress syndrome, or ARDS, in adults, and (iv) our KL4 surfactant for the treatment of CF. See the section titled “- Government Regulation - Drug Products - Orphan Drugs.”

The European Commission, or EC, grants Orphan Medicinal Product designation for pharmaceutical products for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than 5 in 10,000 people which provides for exclusive marketing rights for indications in Europe for 10 years (subject to revision after six years) following marketing approval by the EMA. In addition, the designation would enable us to receive regulatory assistance in the further development process, and to access reduced regulatory fees throughout its marketing life. The EC has granted Orphan Medicinal Product designation for (i) our KL4 surfactant for the prevention of RDS in premature neonates of less than 32 weeks gestational age, (ii) our KL4 surfactant for the treatment of RDS in premature neonates of less than 37 weeks gestational age, (iii) our KL4 surfactant for the treatment of ALI (which in this circumstance encompasses ARDS), and (iv) our KL4 surfactant for the treatment of CF. In submitting the requests to the EMA for Orphan Medicinal Product designations, instead of listing the drug product under the USAN name (lucinactant) as we have in the U.S., we were required to submit our requests under the names of the four APIs in our KL4 surfactant (lucinactant) as follows: sinapultide (KL4), dipalmitoylphosphatidylcholine, palmitoyl-oleoyl phosphatidylglycerol and palmitic acid.

Fast Track Designations

The FDA has granted Fast Track designation for (i) SURFAXIN for the prevention and treatment of BPD in premature neonates and the treatment of ARDS in adults, (ii) AEROSURF for the treatment of RDS in premature neonates, and (iii) istaroxime for the treatment of AHF. We believe that other of our products may qualify for Fast Track or breakthrough therapy designation or other expedited programs. These designations and programs are intended to facilitate and expedite development and review of a New Drug Application, or NDA, to address unmet medical needs in the treatment of serious or life-threatening conditions. See the section titled “- Government Regulation - Drug Products - Fast Track Designation.”

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

NIH Funding

This Annual Report on Form 10-K includes information concerning our AEROSURF clinical and device development programs. The AEROSURF phase 2b clinical trial has been supported to date, in part, by a $2.6 million Phase IIb award under a Small Business Innovation Research, or SBIR, grant from the National Heart, Lung, and Blood Institute of the NIH, under parent award number R44HL107000. In addition, we received funding under a Phase II SBIR grant from the National Institute of Allergy and Infectious Diseases under parent grant number R44AI102308. The content of this Annual Report on Form 10-K is solely our responsibility and does not necessarily represent the official views of the NIH.

Government Regulation

In the U.S., drug products, medical devices, and drug/medical device combination products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, clearance, labeling, promotion, advertising and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of drug products, medical devices, and drug/medical device combination products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve or clear pending new submissions to market drugs or devices warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. Drug products, medical devices, and drug/medical device combination products must receive all relevant regulatory approvals or clearances before they may be marketed in the U.S. Drug products, medical devices, and drug/medical device combination products are subject to extensive regulation, including premarket review and marketing authorization, by similar agencies in other countries.

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

Clinical trials involve the administration of the investigational new drug to volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase 1, the initial introduction of the drug into human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase 2 evaluations, phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit- risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled phase 3 clinical trials to demonstrate the efficacy of the drug. A single phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

The manufacturer of an investigational drug in a phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,942,000 for fiscal year 2020, and the applicant under an approved new drug application is also subject to an annual program fee, currently exceeding $325,000 per product for fiscal year 2020. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the NDA submission is filed, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a rare disease or condition - generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA Orphan Drug designation is entitled to a seven- year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Market Exclusivity

Market exclusivity provisions under the FDC Act also can delay the submission or the approval of certain applications. The FDC Act provides a five-year period of non-patent exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is entitled to NCE exclusivity if it contains a drug substance no active moiety of which has been previously approved by the FDA. During the exclusivity period, the FDA may not receive for review an ANDA or file a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FDC Act also provides three years of market exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions for use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the non-clinical studies and adequate and well- controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Extension

After NDA approval, the owner of a relevant drug patent may apply for up to five years of patent term extension. Only one patent may be extended for each regulatory review period, which is composed of two parts: a testing phase, and an approval phase. The allowable patent term extension is calculated as half of the drug’s testing phase - the time between the day the IND becomes effective and NDA submission - and all of the review phase - the time between NDA submission and approval - up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total remaining patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent term extension increases the patent term by one year and may be renewed up to four times. For each interim patent term extension granted, the post-approval patent term extension is reduced by one year. The director of the United States Patent and Trademark Office, or USPTO, must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent term extensions are not available for a drug for which an NDA has not been submitted.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to- consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by the FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

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

Regulation Outside the U.S.

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside the U.S. require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

To obtain regulatory approval of an Orphan Drug under EU regulatory systems, we are mandated to submit marketing authorization applications, or MAAs, in centralized procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the EU. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the Community before May 20, 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the Community before May 20, 2004 or for products which constitute a significant therapeutic, scientific or technical innovation or for which a Community authorization is in the interests of patients at Community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use, or CHMP. The procedure results in an EC decision, which is valid in all EU Member States. Centrally-authorized products may be marketed in all EU Member States.

In centralized procedure, full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MAA has been granted. The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of the product’s characteristics, the package leaflet and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days. The EMA then has fifteen days to forward its opinion to the EC. This is the start of the second phase of the procedure: the decision-making process.

The EMA sends to the EC its opinion and assessment report, together with annexes containing: the SmPC (Annex 1); the particulars of the Marketing Authorisation Holder, or MAH, responsible for batch release, the particulars of the manufacturer of the active substance and the conditions of the marketing authorization (Annex 2); and the labeling and the package leaflet (Annex 3). The annexes are translated into the 22 other official languages of the EU. During the decision-making process, the EC services verify that the marketing authorization complies with EU law. The EC has fifteen days to prepare a draft decision. The medicinal product is assigned a Community registration number, which will be placed on its packaging if the marketing authorization is granted. During this period, various EC directorates general are consulted on the draft marketing authorization decision. The draft decision is then sent to the Standing Committee on Medicinal Products for Human Use (EU Member States have one representative each in both of these committees) for their opinions.

The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the EC, whose decision is binding on all member states.

Applications from persons or companies seeking “orphan medicinal product designation” for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or very serious conditions that affect not more than 5 in 10,000 persons in the EU are reviewed by the Committee for Orphan Medicinal Products, or COMP. In addition, Orphan Drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed Orphan Drug will be of significant benefit to patients. Orphan drug designation provides opportunities for fee reductions for protocol assistance and access to the centralized regulatory procedures before and during the first year after marketing approval, which reductions are not limited to the first year after marketing approval for small and medium enterprises. In addition, if a product which has an Orphan Drug designation subsequently receives EMA marketing approval for the indication for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means the EMA may not approve any other application to market the same drug for the same indication for a period of 10 years. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Competitors may receive marketing approval of different drugs or biologics for the indications for which the orphan product has exclusivity. In order to do so, however, they must demonstrate that the new drugs or biologics provide a significant benefit over the existing orphan product. This demonstration of significant benefit may be done at the time of initial approval or in post-approval studies, depending on the type of marketing authorization granted.

A pediatric investigation plan, or PIP, is a development plan aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the EU. Medicines authorized across the EU with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies’ results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization, or PUMA. If a PUMA is granted, the product will benefit from 10 years of market protection as an incentive.

In a referendum held in the United Kingdom, or UK, on June 23, 2016, a majority of those voting voted for the UK to leave the EU, commonly referred to as “Brexit”. The effective date of the UK’s withdrawal from the EU was January 31, 2020. The ultimate impact of the “leave” vote will depend on the terms that are negotiated in relation to the UK’s future relationship with the EU. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replicate or replace.

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

The 510(k) Clearance Process

Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device.

A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976, often referred to as a preamendments device, and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA has a performance goal to complete its review of 95% of 510(k) submissions within 90 days of receipt. As a practical matter, clearance often takes longer, because the FDA can request additional date and information, which pauses the review clock for up to 180 days, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. A manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to- file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite PMA application(s).

The PMA Approval Process

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has a performance goal to review 90% of PMA applications within 180 days, if advisory committee input is not required, and within 320 days, if advisory committee input is required, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the device may not be shown safe or effective to the FDA’s satisfaction;

●	the data from preclinical studies and/or clinical trials may be found unreliable or insufficient to support approval;

●	the manufacturing process or facilities may not meet applicable requirements; and

●	changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

New PMA applications or PMA supplements are required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change. In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life- sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.

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

Combination Products

A combination product is a product comprised of (i) two or more regulated components, i.e., drug/medical device, biologic/medical device, drug/biologic, or drug/medical device/biologic, that are physically, chemically, or otherwise combined or mixed and produced as a single entity; (ii) two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products; (iii) a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect and where, upon approval of the proposed product, the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or (iv) any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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

International Approvals

Drug products, medical devices, and drug/medical device combination products are subject to extensive regulation, including premarket review and marketing authorization, by similar agencies in other countries. Regulatory requirements and approval processes are similar in approach to that of the U.S. but are not harmonized. International regulators are independent and not bound by the findings of the FDA and there is a risk that foreign regulators will not accept clinical trial design/results or may require additional data or other information not requested by the FDA. In addition, international regulators may require different manufacturing practices than the FDA’s cGMPs.

The EU consists of member states residing in the EU and has a coordinated system for the authorization of medical devices. The European Union Medical Devices Directive, or MDD, sets out the basic regulatory framework for medical devices in the EU. This directive has been separately enacted in more detail in the national legislation of the individual member states of the EU.

The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE mark can be placed on a product, known as a conformity assessment. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the EU without further conformance tests being required in other member states.

Reimbursement

Potential sales of any of our product candidates, if approved, will depend, at least in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenues and results of operations. Decreases in third-party reimbursement or a decision by a third-party payor to not cover a product candidate, if approved, or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the U.S., the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. We do not know whether our product candidates, if approved, will be eligible for coverage under Medicare Part D, but individual Medicare Part D plans offer coverage subject to various factors such as those described above. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

Anti-Kickback, False Claims Laws and Other Regulations

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

The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.

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

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Privacy and Security laws

HIPAA, as amended by HITECH, and their respective implementing regulations, impose privacy, security transmission and breach reporting obligations with respect to individually identifiable health information, including protected health information, or PHI, upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve individually identifiable health information, including PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways, and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the U.S. (such as the General Data Protection Regulation in the European Union), may require us to undertake compliance efforts that could be costly and time consuming or subject us to liability for a failure to comply.

Other Federal and State Regulatory Requirements

Manufacturers of prescription drugs are required to collect and report information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis and the reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives will also be required.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Additional jurisdictions, such as the City of Chicago and the District of Columbia, require pharmaceutical sales representatives to be licensed and meet continuing education requirements. Several additional states are considering similar proposals. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties.

U.S. Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements. By way of example, PPACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the medical device industry. There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge and/or patients’ willingness to pay for our products. While in general it is too early to predict what effect, if any, PPACA and its implementation, or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.

International laws

In Europe, and throughout the world, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these antibribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

CVie Acquisition

In December 2018, we acquired CVie Investments Limited, or CVie Investments, an exempted company with limited liability incorporated under the laws of the Cayman Islands, which we refer to herein as the CVie Acquisition. Since the CVie Acquisition, we have operated CVie Investments and its wholly-owned subsidiary, CVie Therapeutics, a Taiwan corporation organized under the laws of China, as a subsidiary focused on the development of drug product candidates for cardiovascular diseases. We undertook the merger as part of a strategic initiative to create stockholder value that resulted from a multi-year process focused on identifying strategic opportunities, including potential strategic alliances, collaborations (primarily outside the U.S.), joint development opportunities, acquisitions, technology licensing arrangements, as well as potential combinations (including by merger or acquisition) or other corporate transactions.

Employees

As of April 1, 2020, we have 32 employees, including 31 full-time employees.

Corporate Information

We were incorporated in Delaware on November 6, 1992. Our principal executive offices are located at 2600 Kelly Road, Suite 100, Warrington, Pennsylvania, 18976, and our telephone number is 215-488-9300. Our website address is www.windtreetx.com. The information contained in, or accessible through, our website does not constitute part of this annual report. We have included our website address as an inactive textual reference only.

Available Information

We file annual, quarterly and current reports, proxy or stockholder information statements and other information with the Securities and Exchange Commission, or the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, certain and other information that we may file electronically with the SEC (http://www.sec.gov). We maintain our corporate website at http://www.windtreetx.com. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

You should consider carefully the following risks and uncertainties when reading this Annual Report on Form 10- K. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

Risk Related to Our Financial Condition

We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2019 and 2018, we had operating losses of $25.6 million and $16.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $686.5 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

We expect to continue to incur significant research and clinical development, regulatory and other expenses as we continue to develop our product candidates, obtain regulatory clearances or approvals for our planned or future product candidates, conduct clinical trials on our existing and planned or future product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and may cause the market price of our common stock to decline.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials, continue research and development and initiate clinical trials of our other development programs and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we may need to make milestone payments to licensors and other third parties from whom we have in-licensed or acquired our product candidates. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operations into the third quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future capital requirements will depend on many factors, including:

●

the type, number, scope, progress, expansions, results, costs and timing of, our clinical trials and preclinical studies of our product candidates which we are pursuing or may choose to pursue in the future;

●	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;

●	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from payors and adequate market share and revenue for any approved products;

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and

●	costs associated with any products or technologies that we may in-license or acquire.

Conducting clinical trials and preclinical studies is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

Our existing and future debt obligations could impair our liquidity and financial condition, and if we are unable to meet our debt obligations, including with respect to any collateral requirements, the lenders could foreclose on our assets or seek a judgment against us and execute against our assets.

As of December 31, 2019, we had approximately $4.6 million in loans payable under a credit facility with O-Bank Co., Ltd., or O-Bank, in Taiwan that we assumed in the CVie Acquisition and which expired on September 11, 2019 and was scheduled to mature in March 2020, or the O-Bank Facility. In March 2020, the O-Bank Facility was amended to extend the maturity date to March 2022, amongst other things. Our borrowings under the O-Bank Facility are secured by a cash account provided by Lee’s Pharmaceutical Holdings Limited, or Lee’s, however, Lee’s does not have a contractual obligation to us to maintain its guarantee.

Our debt obligations:

●	could impair our liquidity;

●	could make it more difficult for us to satisfy our other obligations;

●	require us to dedicate cash flow to debt service payments, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

●

impose restrictions on our ability to incur other indebtedness, grant liens on our assets, and could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

●	impose restrictions on us with respect to our ability to license our products in the United States, or U.S., and other markets around the world;

●

could adversely affect our ability to enter into strategic transactions, public or private equity offerings, and similar agreements, or require us to obtain the consent to enter into such transactions;

●	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

●	could place us at a competitive disadvantage when compared to our competitors.

Should we fail to pay our obligations, fail to comply with any covenants contained in any related agreements, including the collateral maintenance agreement under the O-Bank Facility, or if Lee’s withdraws its pledge of collateral to secure the O-Bank Facility, we could be in default regarding that indebtedness and the lender could accelerate payment of the outstanding indebtedness. Moreover, in the future, to secure our obligations under any loans, we may be required to grant to the lender a security interest in some or substantially all of our assets.

In the past we have engaged in cash conservation activities and, to the extent necessary, may continue to do so. Such cash conservation management may adversely affect our relationship with our vendors and service providers.

We have from time to time experienced periods in which our cash resources have been constrained. As such, it is our practice to routinely closely monitor and control our cash resources to assure that investment and spending decisions advance our corporate objectives at any time. To manage our cash, we tightly control purchasing and retention of consultants, closely monitor the release of funds and may defer payment on invoices to conserve cash. This practice of conserving cash may adversely impact our relationships with key vendors and service providers and the pace at which we are able to advance our programs. While we work closely with our vendors and service providers to preserve our key relationships, there can be no assurance that we will be successful and that our vendor and service providers will continue to work with us, particularly during a period of constrained cash resources. Failure to retain such key relationships could have a material adverse effect on our development activities and our business and operations.

We have a significant amount of intangible assets, including goodwill, recorded on our balance sheet which may lead to potentially significant impairment charges.

We review long-lived assets, including intangible assets and goodwill, for impairment whenever events or changes in estimates and circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events. Intangible assets and goodwill are also subject to an impairment assessment at least annually. The amount of identifiable intangible assets and goodwill in our consolidated balance sheet has increased significantly because of the acquisition of CVie Therapeutics Ltd., or CVie Therapeutics, in December 2018. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to in-process research and development of istaroxime and rostafuroxin. At December 31, 2019, intangible assets and goodwill recorded on our consolidated balance sheet was $77.1 million and $15.7 million, respectively.

If long-lived assets are determined to be impaired in the future, we would be required to record a potentially significant write-off, which would have an adverse effect on our results of operations and financial condition.

Risks Related to our Development and Regulatory Approval of our Product Candidates

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of preclinical studies and early clinical trials are not necessarily predictive of future results. In addition, our assumptions about why our product candidates are worthy of future development and potential approval are based on data primarily collected by other companies. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process as a result of inadequate study design, inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. For example, there is not currently data available to show the impact of istaroxime on cardiogenic shock and any studies we may perform to evaluate the impacts of our KL4 Surfactant on COVID-19 is highly uncertain.  In addition, we previously had to implement design changes to our Aerosol Delivery System, or ADS, to potentially mitigate the risks of device-related treatment interruptions experienced in the prototype Phase 2 ADS used in the AEROSURF phase 2b clinical trial. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. As a result, data we obtain from our phase 2 clinical trials may not accurately predict phase 3 trial results, whether due to differences in sample size, study arms, duration, endpoints, other factors, or, in the case of AEROSURF, features of the ADS used. If either or both istaroxime or AEROSURF should fail to perform as designed in their respective phase 3 clinical programs, such failures could adversely affect the results of our clinical development program despite promising results in earlier trials. If clinical trials for any of our product candidates fail to demonstrate safety or efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or the equivalent regulatory authorities in other countries, the FDA or the equivalent regulatory authorities in other countries will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if we are required to cease development activities on any of our recently acquired product candidates due to adverse clinical results or otherwise, it could result in impairment of related intangible assets and goodwill on our balance sheet.

Even if later stage clinical trials are successful, regulatory authorities may question the trial design or sufficiency for approval of the endpoints we select for our clinical trials or add new requirements, such as the completion of additional studies, as conditions for obtaining approval or obtaining an indication. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations, and result in significant additional costs and expenses, require additional time and have an adverse effect on our business, including our financial condition and results of operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales or allow for competition to emerge.

We may experience delays in clinical trials of our product candidates or the time required to complete clinical trials for our product candidates may be longer than anticipated. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including, but not limited to:

●

delays associated with a novel strain of coronavirus, or COVID-19, which will impact our healthcare systems and our trial sites ability to conduct trials to varied degrees and times. COVID-19 creates risk of interrupting availability of necessary clinical supplies, local regulatory reviews, hospital ethics committee reviews, site monitors and other necessary travel;

●	our inability to raise funding necessary to initiate or continue a trial;

●	delays in obtaining regulatory approval to commence a trial or reaching a consensus with regulatory authorities on trial design;

●	delays in reaching an agreement with the FDA or the equivalent foreign regulatory authorities in other countries on final trial design or the scope of the development program;

●	inability to develop studies that are acceptable in all markets of interest;

●	inability to come to an agreement on clinical trial design or execution factors with potential development partners;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or the equivalent regulatory authorities in other countries;

●

failures or delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in obtaining contracts with clinical sites and required institutional review board, or IRB, approval at each site;

●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	competition with other studies for study patients;

●	changes to clinical trial protocol;

●	delays in recruiting suitable patients to participate in a trial;

●	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

●	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

●	clinical sites deviating from trial protocol or dropping out of a trial to the detriment of enrollment;

●	subjects experiencing severe or unexpected adverse events;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

●

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;

●	third-party contractors not performing data collection or analysis in a timely or accurate manner;

●

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;

●

manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials or changes in the manufacturing process that may be necessary or desired;

●	time required to add new clinical sites; or

●

delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials or being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process.

We may not reach agreement with the FDA, or a foreign regulator on the extent of our phase 3 programs, the design of any one or more of the clinical trials necessary for approval, or we may be unable to reach agreement on a single design that would permit us to conduct a common pivotal phase 3 clinical development program in all markets of interest. For example, we may not be able to design a study that is acceptable to both the FDA and European Medicines Agency, or EMA, regulators, which would cause us to limit the scope of our geographical activities or greatly increase our investment. Even if we complete the clinical trial within our anticipated time, if our results are inconclusive or non-compelling or otherwise insufficient to support a strategic or financing transaction, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business.

Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with pharmaceuticals generally, there may be adverse events in patients treated with our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Adverse events could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as the use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw, suspend or limit approvals of such product;

●	we may be required to recall a product or change the way such product is administered to patients;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;

●	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;

●

we may be required to change the way a product is distributed or administered, conduct additional clinical trials or change the labeling of a product or be required to conduct additional post-marketing studies or surveillance;

●	we could be sued and held liable for harm caused to patients;

●	sales of the product may decrease significantly, or the product could become less competitive; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. We are not permitted to market any of our product candidates in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA.

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

Results from nonclinical studies and clinical trials can be interpreted in different ways.

Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or implementation of our clinical trials;

●	negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;

●	serious and unexpected adverse events may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●

such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care or patient characteristics are potentially different from that of the U.S.;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks or the safety data base may not be large enough;

●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support;

●

the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

●	such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;

●	approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;

●

such authorities may find deficiencies in the manufacturing processes or facilities of our third-party manufacturers with which we contract for clinical and, if approved, commercial supplies; or the approval policies;

●	regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval;

●	such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission; or

●	delays associated with COVID-19, which may impact local regulatory reviews occurring in a timely manner and result in delays for trial and site initiations.

We may conduct clinical development in the U.S., Canada, the European Union, or EU, Latin America, and Asia Pacific regions and sell our products in the U.S. and potentially in other major markets. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. To avoid the significant expense and lengthy time required to complete multiple regional clinical development programs, we expect to meet with relevant regulatory authorities. While we would prefer to design a single, global clinical development program that would satisfy the regulators in all of our target markets, there can be no assurance that our efforts will be successful. If we are unable to reach agreement with the various regulatory authorities, we may not be able to pursue regulatory approval of our products in all of our selected markets.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our product candidates.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Because we have multiple product candidates in our clinical pipeline, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We also plan to conduct several clinical trials for multiple product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

Even though some of our product candidates have Fast Track designation, the FDA may not approve them at all or any sooner than other product candidates that do not have Fast Track designation.

We have received Fast Track designation from the FDA for AEROSURF for the treatment of respiratory distress syndrome, or RDS, in infants and for istaroxime for the treatment of acute heart failure, or AHF. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other product candidates, we may not receive such a designation from the FDA.

Although we may pursue expedited regulatory programs for a product candidate or an indication, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

Although we have received Fast Track designation for certain of our product candidates, we believe there may be an opportunity to expedite the development of other product candidates or indications through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy or priority review, we cannot be assured that any of our product candidates or indications will qualify for such programs.

For example, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough therapy designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited program does not ensure that we will ultimately obtain regulatory approval for such product candidate.

We may not be able to obtain or maintain Orphan Drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as Orphan Drugs. In the U.S., Orphan Drug designation entitles a party to financial incentives such as tax advantages and user-fee waivers. In addition, if a product candidate that has Orphan Drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug. A drug is clinically superior if it is safer, more effective, or makes a major contribution to patient care. The FDA has granted Orphan Drug designation for our (i) KL4 surfactant (lucinactant) for the treatment of RDS in premature infants, (ii) our KL4 surfactant for the prevention and treatment of BPD in premature infants, (iii) our KL4 surfactant for the treatment of acute respiratory distress syndrome, or ARDS, in adults, and (iv) our KL4 surfactant for the treatment of cystic fibrosis, or CF.

If we obtain Orphan Drug exclusivity, we may lose such exclusivity if the FDA or the European Commission, or EC, determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Moreover, Orphan Drug exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. Even after an Orphan Drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Even if we receive regulatory approval for any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or other aspects of the directions for use or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;

●	product seizure or detention, or refusal to permit the import or export of our products; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, if any of our product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We are currently conducting, and may in the future conduct, certain of our clinical trials for our product candidates at clinical sites located in the U.S. and outside of the U.S. If the FDA and other foreign equivalents raise concerns about certain of the clinical sites based on location and regulatory environment, they may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are currently conducting, and may in the future conduct one or more of our clinical trials for our product candidates at clinical sites located in the U.S. and outside of the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data may be subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

In order to market our product candidates in the EU or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the U.S., it would negatively affect our overall market penetration.

If the FDA or other applicable regulatory authorities approve generic products with claims that compete with our product candidates, it could reduce our sales of our product candidates if approved.

In the U.S., after an NDA is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or product labeling, as our product candidates and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product candidates. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our product candidates would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product candidates.

Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;

●	efficacy of our product candidates compared to competing products;

●

our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, global government payors, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics;

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals;

●	government health care payor imposed mandatory pricing discounting and reductions;

●	delays in achieving hospital formulary acceptance or limitations of use that are more narrow than the approved label;

●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our product candidates in applicable therapeutic guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies; and

●	limitations or warnings contained in approved labeling from regulatory authorities.

If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS and, if a REMS is required, the FDA will not approve the NDA without an approved REMS. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a sales and marketing partner, we may not successfully commercialize any of our product candidates.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

●	the inability of sales personnel to obtain access to or educate and appropriately persuade adequate numbers of physicians to prescribe any of our product candidates;

●	inability to obtain a competitive share of voice and frequency of meeting with physicians against multiple, larger competitors;

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

●	inability to control or influence partner sales and marketing personnel or their prioritization of promotion of our products.

Failure of our new ADS to perform as intended for our AEROSURF phase 2 bridging study and phase 3 development activities and, if approved, initial commercial activities, would have a material adverse effect on our efforts to develop AEROSURF as well as our other aerosolized KL4 surfactant products, and our business strategy.

Our development activities are subject to certain risks and uncertainties, including, without limitation:

●

the new ADS for use in our phase 2 bridge study that is intended for use in our remaining AEROSURF development activities including our planned phase 3 program, may not achieve acceptable levels of efficiency, consistent performance, reliability and may not be cost appropriate for commercial activities;

●

we will require access to sophisticated engineering capabilities. We have our own medical device engineering staff and we have worked with Battelle Memorial Institute, or Battelle, on certain development initiatives. We currently are working with Mack Molding Company, or Mack, to complete a technology transfer of our device manufacturing process and expect to manufacture with Mack a sufficient number of ADS to support our remaining development activities. If we are unable to identify design engineers and medical device experts to support our continued development efforts in the future, including, potentially, for commercial use and later versions of the new ADS for use in our phase 3 program, it would have a material adverse effect on our business strategy and impair our ability to commercialize or develop AEROSURF or other aerosolized KL4 surfactant products; if we are unable to secure the necessary medical device development expertise to support our development program, this could impair our ability to commercialize or develop AEROSURF or other aerosolized KL4 surfactant products;

●

the ADS may perform to specifications in the bench setting and internal tests, however, at clinical sites in our phase 2 bridge study or the phase 3 program with multiple operators of the device, we may experience an unanticipated issue with performance that could have a negative effect on trial outcomes; and

●	even if the ADS performs adequately in the bridging study, additional development to the ADS platform may be required before phase 3 and commercialization.

The realization of any of the foregoing risks would have a material adverse effect on our AEROSURF development programs and our business.

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the EU or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third- party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our products.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Additional foreign price controls, discounts or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced and experience continual mandatory price reductions compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct our clinical trials and preclinical studies and preclinical studies for our other development programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and any third-party that we rely upon are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party that we rely on or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP and/or Quality System Regulation, or QSR requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA we submit by the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional costs and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We currently do not have back-up facilities for our contract manufacturing organizations, or CMOs, our suppliers of active pharmaceutical ingredients, or APIs, our third-party analytical testing and other materials. If the parties we depend on for supplying our APIs and materials, as well as analytical testing and manufacturing-related services do not supply these products and services in a timely manner, it may delay or impair our ability to execute our development plans for our current and potential pipeline products. Such delays could adversely impact our operations and financial condition.

In most cases, we are dependent upon a single supplier to provide all of our requirements for our APIs and materials or one or more of our drug product subcomponents, components and subassemblies, analytical testing and manufacturing-related services. While we are working on second source manufacturing, we rely on single CMOs to manufacture drug product that meets appropriate content, quality and stability standards for use in preclinical programs and clinical trials. If we do not maintain these manufacturing and service relationships that are important to us and are not able to identify replacement suppliers, vendors and laboratories, or develop our own manufacturing capabilities, our ability to obtain regulatory approval for our products could be impaired or delayed and our costs could substantially increase. For example, we are currently discussing the wind down of our AEROSURF drug product manufacturing agreement and we are seeking to develop a new process for the manufacture of our API KL4. These CMOs have indicated a willingness to continue manufacturing on an interim basis to build drug product and API inventory to support our planned development efforts, but there can be no guarantee that they will remain willing or able to do so and thus are working with others as a replacement CMO.

We may be unable to identify additional manufacturers with whom we might establish appropriate arrangements on acceptable terms, if at all, because the number of potential CMOs is limited. Even if we are able to find replacement manufacturers, suppliers, vendors and service providers when needed, we may not be able to enter into agreements with them on terms and conditions favorable to us or there could be a substantial delay before such manufacturer, vendor or supplier, or a related new facility is properly qualified and registered with the FDA or other foreign regulatory authorities. A new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our approved products after receipt of FDA approval. To qualify and receive regulatory approval for a new manufacturer could take as long as two years. The process of changing a supplier could have an adverse impact on our current clinical development programs if supplies of drug substances or materials on hand are insufficient to satisfy demand. Such delays could have a material adverse effect on our development activities and our business.

We plan to rely on third parties to manufacture our drug products and manufacture and assemble our medical devices, which exposes us to risks that may affect our ability to maintain supplies of our clinical materials and could potentially delay our research and development activities, as well as eventual regulatory approval and commercialization of our drug product candidates.

Our manufacturing strategy includes manufacturing our drug products and our ADS, using CMOs.

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and QSR requirements for the manufacture of medical devices and other government regulations and corresponding international standards. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel and the third-party manufacturers may fail to manufacture our product according to our schedule or at all. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our or a third party’s failure to execute on our manufacturing requirements, technology transfers of our manufacturing and our planned future reliance on CMOs exposes us, among other things, to the following risks:

●	an inability to initiate or continue clinical trials of istaroxime or AEROSURF or any future product candidates under development;

●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;

●

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

●

we may have difficulty implementing changes or necessary modifications to our manufacturing processes that may be required by the FDA or foreign regulator or our CMO, if, for example, such changes would burden our CMO or otherwise disrupt operations, or our CMO could impose significant financial terms to implement any such change that could adversely affect our business. We may fail to adequately develop new manufacturing processes. Failure to achieve such required changes or modifications could delay or prevent our gaining regulatory approval for our product candidates or prevent us from continuing to market our approved products, which would have a material adverse effect on our business, financial condition and operations;

●	we may fail to adequately scale manufacturing to achieve our objectives for cost of goods and profit margins;

●	we may be subject to disputes arising with respect to the ownership of rights to any technology developed with third parties; and

●	we may be subject to the misappropriation of our proprietary information, including our trade secrets and know-how.

Each of the foregoing risks and others could delay our development programs and, if approved, commercial manufacturing plans, limit our ability to maintain continuity of supply for our approved products, delay or impair the approval, if any, of our product candidates by the FDA, or result in higher costs or deprive us of potential product revenues.

In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margin and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our ability to manufacture our product candidates depends upon receiving adequate supplies and related services, which may be difficult or uneconomical to procure.

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

Risks Related to our Business and Operations

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results.

These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our product candidates, which may change from time to time;

●

the timing and success or failure of preclinical studies or clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	the level of investment funding we are able to achieve and apply to our development operations;

●	future changes or changes in requirements to achieve regulatory approval;

●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products;

●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	our allocation of resources and ability to raise additional capital;

●	the capital markets stability and openness to investing;

●	delays associated with COVID-19 which will impact our healthcare systems and our trial sites ability to conduct trials to varied degrees and times;

●	the level of demand for any approved products, which may vary significantly; and

●	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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

Many of our competitors’ companies have substantially greater research and development, manufacturing, marketing, financial, and technology personnel and managerial resources than we have. In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in developing products, preclinical testing and human clinical trials management, obtaining FDA approval and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in receiving FDA or foreign regulatory approval or commercializing products and obtaining patent protection before us. Our competitors may successfully secure regulatory exclusivities in various markets, which could have the effect of barring us or limiting our ability to market our products in such markets. In addition, developments by our competitors may render our drug product candidates obsolete or noncompetitive.

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

Given the increasing uncertainty in the healthcare and pharmaceutical industries as well as increased regulatory scrutiny on foreign investment, capital investment in our industry and our ability to attract capital investment is becoming more challenging. This trend, if continued, may restrict or impair our ability to gain necessary funding for continued development and, if approved, commercialization of our products.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the current administration may impact our business and industry. The current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

If our business development activities are unsuccessful, our business could suffer, and our financial performance could be adversely affected.

As part of our long-term growth strategy, we engage in business development activities intended to identify strategic opportunities, including potential strategic alliances, joint development opportunities, acquisitions, technology licensing arrangements and other similar opportunities. Such opportunities may result in substantial investments in our business. Our success in developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for investment, alliance or acquisition; whether we are able to complete an investment, alliance or acquisition on terms that are satisfactory to us; the strength of our underlying technology, products and our ability to execute our business strategies; any intellectual property and litigation related to these products or technology; and our ability to successfully integrate the investment, alliance or acquisition into our existing operations, including to fund our share of any in-process research and development projects. If we are unsuccessful in our business development activities, we may be unable to secure needed capital and expertise to support our development programs and our financial condition could be adversely affected.

We may seek to enter into collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships.

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. We may not be successful in our efforts to establish such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by any interruption to our ability to conduct business at our current location.

We do not have redundant facilities. We perform substantially all of our research and development and back office activity in a small number of locations, including our headquarters in Warrington, Pennsylvania, research laboratories at a university in Milan, Italy, which are made available to us under a collaboration agreement, and access to a research laboratory at a university in Taipei, Taiwan under a separate collaboration agreement. We also depend upon third-party manufacturers and laboratories to manufacture our drug products and our ADS and perform important API and drug product release testing and stability work.

Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. Our facilities and those of our third-party manufacturers and laboratories may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. With respect to the analytical laboratory at our headquarters facility, any interruption in release and ongoing stability testing could have an adverse impact on our inventories needed to support our ongoing clinical activities and, if approved, commercial activities. Although we have insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

The recent outbreak of COVID-19 may negatively impact our ability to develop our product candidates.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. As of March 2020, COVID-19 has spread to other countries, including Europe and the U.S., and has been declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the U.S., Europe and Asia have implemented severe travel restrictions, social distancing and delays or cancellations of elective surgeries. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 globally could materially and adversely impact our operations. We plan to initiate clinical trials for our product candidates in Poland, Italy and other worldwide locations impacted by the COVID-19 outbreak. These clinical trials could be materially delayed by governmental restrictions and enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for nonpatients.

There is a risk that clinical supplies of our products may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus.  There can be no assurance that we would be able to timely implement any mitigation plans.  Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our products, which could materially adversely impact our clinical trial and development timelines.

The continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the continued spread of COVID-19 could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which COVID-19 impacts our financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the outbreak or treat its impact, among others. Moreover, the COVID-19 outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally.

Failure in our information technology systems could disrupt our operations and cause the loss of confidential information and business opportunities.

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

Any failure to maintain internal controls could adversely affect our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the Securities and Exchange Commission, or the SEC, we could face severe consequences. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, in the future our controls and procedures may no longer be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. Responding to inquiries from the SEC, regardless of the outcome, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Further, many companies that have restated their historical financial statements have experienced a decline in stock price and related stockholder lawsuits.

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

We face a potential risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any of our product candidates or any other future product. For example, we may be sued if any product we develop, including any of our product candidates, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the U.S., claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any of our product candidates or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time, attention and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize some or all of our product candidates; and

●	a decline in the value of our stock.

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

Risks Related to Government Regulation

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

Our products and our operations are regulated by numerous government agencies, both inside and outside the U.S. Our drug product candidates and medical devices must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. Our facilities and those of our third-party providers must pass inspection and/or be approved or licensed prior to production and remain subject to inspection at any time thereafter. Failure to comply with the requirements of the FDA or other regulatory authorities could result in warning or untitled letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of our products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could damage our reputation and have a material adverse effect on our sales.

If our products are approved for commercial sale, we will be required to comply with not only the requirements of applicable regulators, but also will become subject to various laws regulating the sales, marketing, and distribution of healthcare-related products. The sales and marketing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increasing scrutiny by federal, state and foreign government agencies. The FDA and other federal regulators have increased their enforcement activities with respect to the Anti-Kickback Statute, False Claims Act, off-label promotion of products, and other healthcare related laws, antitrust and other competition laws. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers.

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

There has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and entities. For example, the Physician Payment Sunshine Act imposes annual reporting requirements on certain manufacturers of drugs, medical devices, biologics and medical supplies with respect to payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as with respect to certain ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information regarding all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on medical device manufacturers’ marketing practices, and require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities under certain circumstances.

We are continually evaluating our compliance programs, including policies, training and various forms of monitoring, designed to address the requirements outlined above. However, no compliance program can mitigate risk in its entirety. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have a material adverse effect on our business, financial condition and results of operations.

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices.

Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Data breaches could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities, including various domestic and international privacy and security regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve. In the U.S., certain states may adopt privacy and security laws and regulations that may be more stringent than applicable federal law. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. We may also be subject to data protection laws and regulations of other jurisdictions, such as the EU’s General Data Protection Regulation, which provides data subjects with certain rights and requires organizations to adopt technical and organizational safeguards to protect personal data. In the event that we are subject to or affected by privacy and data protection laws, including the CCPA, the EU’s General Data Protection Regulation, or GDPR, and other domestic or international privacy and data protection laws, we may expend significant resources to comply with such laws, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area, or EEA and Switzerland. We rely on transfer mechanisms permitted under these laws, including EU Standard Contract Clauses. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, Switzerland or other jurisdictions, we could be prevented from transferring personal data of patients or employees in those regions, all of which could have a material adverse effect on our business, operating results and prospects.

Healthcare reform measures in the U.S., as well as the general tightening of drug reimbursement pathways and levels of reimbursement globally, are expected to add additional pressure to achieve financial expectations for approved products.

If approved, our products are expected to face increasing pricing and reimbursement pressures from payors globally. Such pressures can impair our ability to access patients in geographies or access certain types of patients - regardless of the breadth of our data or approved indications. Pressure from payors, particularly single source government payors and global price referencing, can result in companies being forced to give greater discounts and/or lower pricing than planned resulting in barriers to achieving financial forecasts or even justifying ongoing or additional investment in clinical development programs.

Our international operations subject us to additional regulatory oversight in foreign jurisdictions, as well as economic, social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results.

We are subject to certain risks associated with having assets and operations located in foreign jurisdictions, including our activities in Italy and Taiwan. Our activity in Italy and Taiwan are subject to regulatory agencies, such as the Italian Ministry of Health and the Taiwan Food and Drug Administration. Our operations in foreign jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, and increased government regulation, which could have a material adverse effect on our business, financial position, and operating results.

We may seek to enter into collaborations, licenses or other similar arrangements for rostafuroxin with a third-party to complete clinical development, development of required analytical methods, drug formulation and companion diagnostic test if needed to commercialize the product candidate. Failure of our efforts to prepare for and develop key analytical method to increase the sensitivity of our existing assay, set the stage for successful drug formulation, other related delays, or failure in obtaining regulatory clearance or approval and, if approved, failure to complete development and gain marketplace acceptance for the genetic test could make it more difficult to enter into a collaborations or could harm our reputation or cause product sales and profitability of rostafuroxin, if approved, to suffer.

We may seek to enter into collaborations, licenses or other similar arrangements for the development or commercialization of rostafuroxin, including all required analytical methods, drug formulation and companion diagnostic test. We are working on an analytical method to increase the sensitivity of our existing assay to measure low concentrations of the compound in the body. In addition, we anticipate a companion diagnostic may be required as a condition to prescribing rostafuroxin. The companion diagnostic for use with rostafuroxin would identify those patients who have a specific genetic profile who may benefit from rostafuroxin treatment for hypertension. Before approval of rostafuroxin, the licensee would be required to have an analytic method to increase sensitivity of our existing assay and a new formulation. Each of these measures could require additional time and expense for an uncertain outcome. If we are unable to improve our assay or if the third party we engage to assist us is unable to successfully develop a companion diagnostic, if needed, or experiences delays in doing so or if there are problems with any required test, rostafuroxin may not receive marketing clearance or approval.

If any of these actions were to occur, it could harm our reputation and cause product sales and profitability of rostafuroxin, if approved, to suffer which could adversely affect our business, operating results and prospects.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off- label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, as our product candidates would be, if approved. In general, a product may not be promoted for uses that are not approved by the FDA or in ways that may not be consistent with the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA and other regulatory agencies have also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our products;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time, attention and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	significant negative financial impact;

●	the inability to commercialize our product candidates; and

●	a decline in our stock price.

We currently hold product liability insurance coverage at a level consistent with our activities. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP requirements, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, in which violations of these laws could result in substantial penalties and prosecution.

We are exposed to trade and economic sanctions and other restrictions imposed by the U.S. and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control. The Department of Justice, or DOJ, also has increased its focus on the enforcement of the FCPA, particularly as it relates to the conduct of pharmaceutical companies.

In addition, the U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.

We and any of our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We and any of our third-party manufacturers or suppliers will use biological materials, potent chemical agents and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We carry a limited amount of specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies offer limited coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities.

We maintain a limited amount of insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Intellectual Property Matters

If we cannot protect our intellectual property, other companies could use our technology in competitive products. Even if we obtain patents to protect our products, those patents may not be sufficiently broad or they may expire and others could then compete with us.

The patent position of biotechnology companies is highly uncertain and involves complex legal and factual questions for which important legal principles are unresolved. To date, the U.S. Patent and Trademark Office, or USPTO, has not adopted a consistent policy regarding the breadth of claims that is accorded in biotechnology patents or the degree of protection that these types of patents afford. As a result, there are risks that we may not secure proprietary rights to products or processes that appear to be patentable.

The parties who licensed technologies to us and we have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Our pending patent applications, as well as those we may file in the future or those we may license from third parties may not result in the USPTO or foreign patent office issuing patents. In addition, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. For example, the core composition of matter patents covering istaroxime have expired. As such, istaroxime relies on data and market exclusivity, as well as method-of-use patents, which may offer a lesser scope of protection than the original core patents. Furthermore, even if the USPTO or foreign patent offices were to issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from third parties may not provide us any protection against competitors.

The patents that we own or in-license have a limited life. Certain of such patents related to lyophilized KL4 surfactant have issued in the U.S., Europe and elsewhere and will expire in March 2033. For our aerosolized KL4 surfactant, we hold worldwide exclusive licenses to our proprietary ADS technology for use with pulmonary surfactants alone or in combination with other products for all respiratory diseases and in the U.S. to other (non-surfactant) drugs to treat certain pediatric and adult respiratory indications in hospitals and other health care institutions. The ADS patents have expired or will expire on various dates beginning in May 2016 and ending as late as 2037. Patents related to our cardiovascular drug products issued in the U.S., Europe and elsewhere have expired or will expire on various dates between 2028 and 2030.

Intellectual property rights of third parties could limit our ability to develop and market our products.

Our success also depends upon our ability to operate our business without infringing the patents or violating the proprietary rights of others. Patent applications in most jurisdictions are not published until 18 months after filing. In certain cases, the USPTO keeps U.S. patent applications confidential for the entire time the applications are pending. As a result, we cannot determine in advance what inventions third parties may claim in their pending patent applications. We may need to defend or enforce our patent and license rights or to determine the scope and validity of the proprietary rights of others through legal proceedings, which would be costly, unpredictable and time consuming. Even in proceedings where the outcome is favorable to us, they would likely divert substantial resources, including management time, from our other activities. Moreover, any adverse determination could subject us to significant liability or require us to seek licenses that third parties might not grant to us or might only grant at rates that diminish or deplete the profitability of our products. An adverse determination could also require us to alter our products or processes or cease altogether any product sales or related research and development activities.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates in the absence of such a license. The licensing and acquisition of third-party intellectual property rights is a competitive practice and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business.

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

Patents covering our product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

Although an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Competitors could attempt to replicate the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around the relevant patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some non-U.S. countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

In addition, proceedings to enforce or defend our patents, or patents to which we have ownership rights through licensing agreements, could put those patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of those patents are invalid or otherwise unenforceable. If any of the patents covering our product candidates are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our product candidates, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

Third parties may assert ownership or commercial rights to inventions we develop.

Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in such intellectual property. Either outcome could harm our business and competitive position.

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our product candidates or affect our stock price.

Our commercial success will depend in part on not infringing the patents or violating other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. We do not always conduct independent reviews of patents issued to third parties. In addition, patent applications in the U.S. and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. Patent applications in the U.S., the EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to develop and market our product candidates. Third parties may assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from nonpracticing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect.

As we attempt to commercialize our product candidates in their current or updated forms, launch new product candidates and enter new markets, we expect competitors may claim that one or more of our product candidates infringe their intellectual property rights as a strategy to impede our commercialization and entry into new markets. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved, and the uncertainty of litigation may increase the risk of business resources and management’s attention being diverted to patent litigation. We may in the future receive, letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents.

Moreover, we may become party to adversarial proceedings regarding our or third-party patent portfolios. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, inter parties review, interference or derivation proceedings before the USPTO and challenges in U.S. District Courts. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may also occasionally use these proceedings to challenge the patent rights of others. We cannot be certain that any particular challenge will be successful in limiting or eliminating the challenged patent rights of the third party.

Any lawsuits resulting from such allegations could subject us to significant liability for damages and/ or invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

●	stop making, selling or using product candidates or technologies that allegedly infringe the asserted intellectual property;

●	lose the opportunity to license our technology to others or to collect royalty payments;

●	incur significant legal expenses, including, in some cases, the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

●	pay substantial damages (possibly treble damages) or royalties to the party whose intellectual property rights on which we may be found to be infringing;

●	redesign product candidates that contain the allegedly infringing intellectual property; and

●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our product candidates unless we obtain a license or are able to redesign our product candidates to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our product candidates in a technically feasible way that would not infringe the intellectual property rights of others. We could encounter delays while we attempt to develop alternative methods or product candidates. If we fail to obtain any required licenses or make any necessary changes to our product candidates or technologies, we may be unable to commercialize one or more of our product candidates.

Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Intellectual property litigation, regardless of its outcome, may cause negative publicity, or prohibit us from manufacturing, importing, marketing or otherwise commercializing our product candidates, services and technology. In addition, if the breadth or strength of protection provided by the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of our common stock could be adversely affected.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product candidates that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome of any such claim is unpredictable. Trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed or reverse engineered by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

We may be unable to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. Additionally, in the event that our trademarks are successfully challenged, we could be forced to rebrand our product candidates, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

Proceedings to enforce our patent or trademark rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

In the future, we may employ individuals who previously worked with other companies, including our competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property or personal data, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Recent changes in U.S. patent laws may limit our ability to obtain, defend and/or enforce our patents.

The U.S. has recently enacted and implemented wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the U.S. federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and other patent agencies over the lifetime of the patent. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by additional payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance with such provisions will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, it can create opportunities for competitors to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates.

We may be unable to obtain a patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation.

In the U.S., a patent that covers a drug product or medical device approved by the FDA may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, it is possible, though unlikely, that one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended, and only one patent may be extended. In the EU, it is possible, though unlikely, that our product candidates may be eligible for term extensions based on similar legislation. However, in either jurisdiction, if we were eligible to apply for patent term extension, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable product candidates could be substantial.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●

others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our product candidates that is in the public domain;

●

we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the applicable issued patent or pending patent application that we own now or may own or license in the future;

●	we, or our future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

●	we may not be able to successfully commercialize our product candidates before our relevant patents we may have, or to which we have ownership rights through licensing agreements, expire;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our current or future pending patent applications will not lead to issued patents;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

●

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents of others may harm our business; and

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Ownership of our Securities

An active, liquid and orderly market for our common stock may not develop, and you may not be able to resell your common stock at a desired market price.

As of the date of this Annual Report on Form 10-K, our common stock is traded on the OTCQB quotation system, which is a FINRA-sponsored entity and operated inter-dealer automated quotation system for equity securities not included in a national exchange. Quotation of our securities on the OTCQB limits the liquidity and price of our common stock more than if our common stock were quoted or listed on the New York Stock Exchange, or NYSE, or The Nasdaq Capital Market, or Nasdaq, which are national securities exchanges. Although we have applied to list our common stock on Nasdaq, an active trading market for our common stock may never develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

A small group of investors, including Lee’s, may be able to exercise significant influence over our business strategy and operations.

As of April 1, 2020, Lee’s beneficially owns directly and through its affiliates, approximately 35% of our issued and outstanding shares of common stock and fund affiliates of our Chairman, James Huang, own directly and through affiliates approximately 16.0% of our issued and outstanding common stock. These investors could exercise their voting power in a coordinated fashion to approve any matter requiring shareholder approval by written consent without a stockholder meeting. As a result, there is a risk that these investors could cause corporate actions to be approved even if their interests conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing institutional investors interested in us or a change in control that might be beneficial to our other shareholders.

We have applied to list our common stock on the Nasdaq. We can provide no assurance that our common stock will qualify to be listed, and if listed, that we will be able to continue to meet Nasdaq listing requirements. If we are successful in obtaining the listing but subsequently fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted.

We have applied to list our common stock on Nasdaq and expect that our plans to meet Nasdaq’s initial listing requirements will be successful. However, we can provide no assurance that our application will be approved. If our application is approved and we become listed on Nasdaq, we cannot ensure that we will be able to satisfy the continued listing requirements of Nasdaq after such listing occurs, such as the corporate governance requirements or the minimum closing bid price requirement, and Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price at which you purchase them.

The market price of our common stock, like that of many other development stage pharmaceutical or biotechnology companies, has been and is likely to be volatile. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

●	our ability to execute our ongoing and planned clinical trials on a timely basis consistent with timelines established;

●	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;

●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	regulatory developments in the U.S. and foreign countries;

●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, along with any product modifications and improvements;

●	the success or failure of our efforts to acquire, license or develop additional product candidates;

●	innovations or new products developed by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates;

●	the implementation of our business model and strategic plans for our business and technology;

●	achievement of expected product sales and profitability;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;

●	trading volume of our common stock;

●	an inability to obtain additional funding;

●	sales of our stock by insiders and stockholders;

●	general economic, industry and market conditions other events or factors, many of which are beyond our control;

●	our commercialization, marketing and manufacturing prospects and capabilities;

●	additions or departures of key personnel; and

●	intellectual property, product liability or other litigation against us.

In addition, the stock markets in general, and the markets for biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the market price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

Our securities may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). While we have applied to list our common stock on Nasdaq, our common stock is currently listed on the OTCQB, which does not meet such requirements and there can be no assurance that we will be successful in listing our common stock on Nasdaq. So long as our common stock is listed on the OTCQB, if the price of our common stock is less than $5.00, such common stock will be deemed penny stock. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore stockholders may have difficulty selling their shares.

Provisions of our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, our Amended and Restated By-Laws, or By-Laws, and Delaware law could deter a change of our management and thereby discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation, our By-Laws and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. Such provisions may make it costlier for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or our By-Laws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act and the Exchange Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, we are required to furnish a report by our management on our internal control over financial reporting. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, including simplified executive compensation disclosures in our filings, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and certain other decreased disclosure obligations in our SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain our principal executive offices at 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622. Our premises include corporate administration, research and drug and device development, clinical operations, regulatory affairs, and quality, as well as our analytical and technical support laboratory, which conducts release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant. We also maintain a medical device development laboratory that is used by our engineering team to conduct development activities for AEROSURF and our aerosol delivery technologies. In February 2018, we reduced the size of our premises from 30,506 square feet to 21,189 square feet of leased space, which lowered our base rent and security deposit under the related lease agreement. We also maintain a location in Taipei, Taiwan, the former headquarters of CVie Therapeutics, consisting of approximately 1,317 square feet of office space, where we perform certain manufacturing development and preclinical activities related to our cardiovascular drug product candidates. We also have access to research laboratories in Milan, Italy under our collaboration agreement with Universita degli Studi di Milano-Bicocca. We believe our current facilities are adequate for our needs in 2020.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending legal actions that would, if determined adversely to us, have a material adverse effect on our business and operations.

We may be subject to other legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB market operated by the OTC Market Group under the symbol “WINT.”

The following table sets forth the quarterly sales price ranges of our common stock for the periods indicated as reported on the OTCQB. The prices set forth below are over-the-counter market quotations that may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2019		2018
	High	Low	High	Low
Period
First Quarter	$5.35	$2.65	$5.81	$2.60
Second Quarter	$4.85	$3.95	$4.10	$2.56
Third Quarter	$4.60	$2.66	$4.35	$3.15
Fourth Quarter	$4.25	$2.90	$5.11	$2.53

Holders of Our Common Stock

As of April 1, 2020, we had 74 holders of record of shares of our common stock, and there were 41,091,532 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, or the Board, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Share Repurchase

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

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

Management’s discussion and analysis of financial condition and results of operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our Consolidated Financial Statements for the year ending December 31, 2019 and notes thereto (Notes) included in this Annual Report on Form 10-K. See, Item 8 — Financial Statements and Supplementary Data.

OVERVIEW

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and pulmonary diseases. Our lead cardiovascular product candidate istaroxime, a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, and cardiogenic shock with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in diastolic and systolic function in phase 2 clinical trials, and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Our lead pulmonary product candidate is AEROSURF® (lucinactant for inhalation), a novel drug/medical device combination for non-invasive delivery of our proprietary aerosolized KL4 surfactant, using our proprietary Aerosol Delivery System, or ADS, technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS. We are also developing plans to study our proprietary KL4 surfactant for the treatment of lung injury resulting from severe COVID-19 infection if we are able to secure the required additional capital resources necessary to initiate and complete the study. Our other drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile.  We also have a number of pipeline preclinical product candidates that we are evaluating for progression into clinical development. We are pursuing a number of early exploratory research programs to identify potential product candidates, including oral (and intravenous) SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

In December 2018, we acquired CVie Investments Limited, or CVie Investments, an exempted company with limited liability incorporated under the laws of the Cayman Islands, which we refer to herein as the CVie Acquisition. Since the CVie Acquisition, we have operated CVie Investments, and its wholly-owned subsidiary, CVie Therapeutics, a Taiwan corporation organized under the laws of China, as a subsidiary focused on the development of drug product candidates for cardiovascular diseases. We undertook the merger as part of a strategic initiative to create stockholder value that resulted from a multi-year process focused on identifying strategic opportunities, including potential strategic alliances, collaborations (primarily outside the U.S.), joint development opportunities, acquisitions, technology licensing arrangements, as well as potential combinations (including by merger or acquisition) or other corporate transactions.

The reader is referred to, and encouraged to read in its entirety “Item 1 — Business — Company Overview” in this Annual Report on Form 10-K, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2019 and 2018

Net Loss and Operating Loss

The operating loss for the years ended December 31, 2019 and 2018 was $24.9 million and $16.2 million, respectively. The increase in operating loss from 2018 to 2019 was due to a $7.1 million increase in operating expenses and a $1.6 million decrease in revenue.

The net loss for the years ended December 31, 2019 and 2018 was $27.5 million and $20.5 million, respectively. Included in the net loss is (i) a net loss on debt extinguishment of $1.8 million and $3.3 million in 2019 and 2018, respectively; (ii) interest expense of $0.5 million and $1.4 million for 2019 and 2018, respectively; (iii) $0.4 million in foreign exchange losses in 2019; and (iv) $0.4 million in proceeds from the sale of research and development tax credits in 2018.

The net loss attributable to common stockholders for the years ended December 31, 2019 and 2018 was $27.5 million, or $0.84 basic net loss per common share, and $34.8 million, or $7.74 basic net loss per common share, respectively. Included in the net loss attributable to common shareholders for 2018 is a $12.5 million non-cash AEROSURF warrant dividend and a $1.7 million non-cash deemed dividend on preferred stock.

Grant Revenue

We did not recognize any grant revenue for the year ended December 31, 2019. We recognized grant revenue of $0.8 million for the year ended December 31, 2018 related to funds received and expended under a Phase II SBIR grant from the National Heart, Lung, and Blood Institute of the National Institute of Health to support the AEROSURF phase 2b clinical trial and a Phase II SBIR grant from NIAID to support continued development of our aerosolized KL4 surfactant as a potential medical countermeasure to mitigate acute and chronic/late-phase radiation-induced lung injury.

License Revenue with Affiliate

	Year Ended December 31,
(in thousands)	2019	2018

License revenue with affiliate	$198	$1,023

License revenue with affiliate represents revenue from the License Agreement with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s, which together with its affiliates is our largest shareholder, and constitutes a contract with a customer accounted for in accordance with ASC Topic 606. All revenue related to the License Agreement was recognized as of the second quarter of 2019 and no future material performance obligations are due.

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

Research and development expenses by category for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
(in thousands)	2019	2018

Product development and manufacturing	4,248	5,319
Clinical, medical and regulatory operations	6,532	4,255
Direct preclinical and clinical programs	1,907	988
Total research and development expenses	$12,687	$10,562

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $2.1 million and $0.4 million for 2019 and 2018, respectively.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, both in-house and with contract manufacturing organizations, or CMOs, validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our drug products used in research and development activities, and our medical devices, including our ADS, (ii) design and development activities related to our ADS for use in our AEROSURF clinical development program; and (iii) pharmaceutical and manufacturing development activities of our drug product candidates including development of istaroxime, lyophilized KL4 surfactant, and rostafuroxin. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses decreased $1.1 million from 2018 to 2019 due to a reduction of design and development activities on the phase 3 ADS following completion of the design verification activities in mid-2018.

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

Clinical, medical and regulatory operations expenses increased $2.3 million from 2018 to 2019 due to (i) an increase of $1.3 million in non-cash, stock compensation expense as a result of employee stock option grants in the fourth quarter of 2018 and the first quarter of 2019; and (ii) an increase of $0.7 million in personnel costs.

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

Direct preclinical and clinical development programs expenses increased $0.9 million from 2018 to 2019 due to costs associated with continued clinical development of istaroxime and AEROSURF and preclinical activities related to potential follow-on product candidates in acute heart failure.

Research and Development Expense by Major Expense Category

We also account for our research and development expense by major expense category as shown in the following table:

	Year Ended
(in thousands)	2019	2018

Salaries & benefits	$4,741	$4,029
Contracted services	3,373	4,194
Stock-based compensation	1,932	232
Raw materials, aerosol devices and supplies	664	195
Royalties	800	800
Rents and utilities	471	683
Travel	213	109
Depreciation	170	155
Other	323	165
	$12,687	$10,562

The increase in salaries and benefits of $0.7 million from 2018 to 2019 is due to increased headcount as a result of the December 2018 CVie Acquisition.

Contracted services include third-party costs of preclinical studies, clinical trial activities, certain components of our manufacturing operations, quality control and analytical stability and release testing of our drug products, consulting services, aerosol device design and engineering services, etc. The decrease of $0.8 million from 2018 to 2019 is due to a reduction of design and development activities on the phase 3 ADS following completion of the design verification activities in mid-2018, partially offset by an increase in contracted research and clinical trials expense in 2019.

The increase in stock-based compensation of $1.7 million from 2018 to 2019 is due to employee stock option grants in the fourth quarter of 2018 and the first quarter of 2019.

The increase in raw materials, aerosol devices and supplies of $0.5 million from 2018 to 2019 is due to costs associated with activities related to the planned AEROSURF bridge study including a $0.3 million increase in aerosol device expense and a $0.2 million increase in raw materials and supplies in 2019.

Royalties represent minimum royalties due under our licensing agreements with Philip Morris USA Inc. and Philip Morris Products S.A. for our ADS technology.

The category “Other” consists primarily of ongoing research and development costs such as insurance, taxes, education and training and software licenses.

General and Administrative Expenses

	Year Ended December 31,
(in thousands)	2019	2018

General and Administrative Expenses	$12,404	$7,421

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses include non-cash charges associated with stock-based compensation of $4.8 million and $0.7 million, respectively, for the years ended December 31, 2019 and 2018. General and administrative expenses increased $5.0 million from 2018 to 2019 due to the increase in stock-based compensation expense.

Other Income / (Expense)

	Year Ended December 31,
(in thousands)	2019	2018

Net loss on debt extinguishment	$(1,794)	$(3,345)
Interest income	153	15
Interest expense	(495)	(1,409)
Other (expense) / income	(446)	401
Other expense, net	$(2,582)	$(4,338)

Net loss on debt extinguishment

In December 2019, as part of a private placement financing, or the December 2019 Private Placement Financing, we converted $2.95 million of existing loans payable obligations to LPH II Investments Ltd., a Cayman Islands company, or LPH II, an affiliate of Lee’s (HK), on the same terms as the investors of the December 2019 Private Placement Financing (see, “Private Placement Offerings”). The conversions of the loans payable are treated as extinguishments of debt and we recorded a loss on debt extinguishment of approximately $1.8 million, resulting from the difference between the fair value of the common stock and warrants issued and the carrying value of the obligations.

In December 2018, as part of a private placement financing, or the December 2018 Private Placement Financing, we converted $6.0 million of existing loan payable obligations to LPH Investments Limited, or LPH, and $1.0 million of existing collaboration and device development payables, or the Battelle Payables, to Battelle Memorial Institute, or Battelle on the same terms as the investors of the December 2018 Private Placement Financing (see, “Private Placement Offerings”). The conversions of the loan payables are treated as extinguishments of debt and we recorded a loss on debt extinguishment of approximately $3.2 million and $0.5 million, respectively, resulting from the difference between the fair value of the common stock and warrants issued and the carrying value of the obligations. In December 2018, we also repaid our convertible note payable with Panacea Venture Management Company Ltd., or Panacea, in its entirety in cash of $1.5 million (see, “Convertible Note Payable”). As part of the extinguishment of debt, we recorded a gain on extinguishment of debt of approximately $0.4 million, relating to the reacquisition of the beneficial conversion option.

Interest expense

	Year Ended December 31,
(in thousands)	2019	2018

Non-cash amortization of debt discounts	$163	$863
Cash interest expense	332	546
Total interest expense	495	1,409

Cash interest expense in 2019 consists of interest expense of $0.1 million related to loans with LPH II, $0.1 million related to the O-Bank credit facility, and $0.1 million related to the Battelle Payables. Non-cash amortization of debt discounts relates to a discount on Battelle Payables related to a restructuring agreement.

Cash interest expense in 2018 consists of (i) interest expense of $0.3 million related to the Battelle Payables; (ii) interest expense of $0.2 million related to the loan payable obligations to LPH; and (iii) interest expense of $0.1 million related to our convertible note payable with Panacea. Non-cash amortization of debt discounts relates to our convertible note payable with Panacea, which was extinguished in December 2018, and to a discount on Battelle Payables.

Other (expense) / income

Other expense in 2019 primarily consists of $0.4 million in losses on foreign currency translation. Other income in 2018 consists of proceeds from the sale of Commonwealth of Pennsylvania research and development tax credits, partially offset by $0.1 million of foreign currency losses.

LIQUIDITY AND CAPITAL RESOURCES

We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers.

We have incurred net losses since inception. Our net loss was $27.5 million and $20.5 million for the years ended December 31, 2019 and 2018 respectively. We expect to continue to incur operating losses for at least the next several years.  As of December 31, 2019, we had an accumulated deficit of $685.1 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations.  We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In the future, we will need to raise additional capital to continue funding our operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships.  There is inherent uncertainty associated with these fundraising activities and, other than the funding recently committed by Lee’s (HK), as discussed below, they are not considered probable. In the absence of such funding, we plan to strategically manage our uncommitted spend to execute our priorities and implement cost saving measures to reduce research and development expenditures which would include limiting or delaying or terminating preclinical and clinical studies or other development activities for our AEROSURF product candidates.

We recently entered into a binding commitment with Lee’s HK, pursuant to which Lee’s HK will provide financing for the development of AEROSURF beginning April 1, 2020 through September 30, 2020.  We are in the process of negotiating a definitive agreement with Lee’s HK to set forth additional funding beyond September 30, 2020 through study completion.  If we are unsuccessful at finalizing a definitive  agreement with Lee’s HK or if we are successful but Lee’s HK subsequently terminates the agreement beyond September 30, 2020, our board of directors has approved a plan to suspend or terminate AEROSURF development until such time as we are able to secure the capital required to fund the program.

Management considers the successful implementation of these plans and efforts to manage uncommitted spending, including AEROSURF development, and to carry out necessary cost saving measures to be probable. Therefore, we expect our plans will enable our cash and cash equivalents as of the filing of our Annual Report on Form 10-K to be sufficient to fund operations through at least the next twelve months.

Our funding requirements, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue the plans described above, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, including as a result of market volatility following the COVID-19 outbreak. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

Cash Flows

Cash flows for the years ended December 31, 2019 and 2018

Net cash outflows for 2019 consisted of $24.7 million net cash used for ongoing operating activities, $13.8 million of net cash used in investing activities, offset by $21.8 million of net cash provided financing activities.

Operating Activities

Net cash used in operating activities was $24.78 million and $15.8 million for the years ended December 31, 2019 and 2018, respectively. The increase in net cash used in operating activities from 2018 to 2019 is attributable to a $7.8 million increase in operating expenses as well as other changes in working capital.

Investing Activities

Net cash provided by investing activities was $13.8 million for the year ended December 31, 2019 and the net cash used in investing activities was $13.7 for the year ended December 31, 2018. The net cash provided by investing activities in 2019 and used in investing activities in 2018 is due to the purchase of $13.9 million of marketable securities with the proceeds from the December 2018 Private Placement Financing, which were then sold during 2019.

Financing Activities

Net cash provided by financing activities was $21.8 million and $38.7 million for the years ended December 31, 2019 and 2018, respectively, summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018

Proceeds from private placements, net of expenses	$22,982	$32,893
Proceeds from loan payable, net of expenses	1,000	6,160
Repayment of loan payable	(2,063)	(160)
Proceeds from convertible note payable	-	1,500
Repayment of convertible note payable	-	(1,500)
Payments for taxes related to net share settlements of equity awards	(151)	(155)
Cash flows from financing activities, net	$21,768	$38,738

The following sections provide a more detailed discussion of our available financing facilities.

Financings Pursuant to Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of equity offerings. Since May 2017, we are no longer eligible to use a universal shelf registration statement on Form S-3. Accordingly, until we are again eligible to use the registration statement on Form S-3, we plan to conduct future equity offerings through private placement transactions.

Private Placement Offerings

December 2019 Private Placement Financing

On December 6, 2019 we completed the December 2019 Private Placement Financing with select institutional investors, in which we issued and sold an aggregate of 8,749,999 shares of common stock at a price per share of $3.02, for an aggregate purchase price of approximately $26.4 million. Included in the purchase price, LPH II converted $2.95 million of existing debt obligations on the same terms as the other select institutional investors. In connection with this offering, we issued warrants, or the Series I Warrants, to purchase up to an aggregate of 4,375,002 shares of common stock at an exercise price equal to $4.03 per share, which are exercisable on the six-month anniversary of date of issuance and through the five-year anniversary of the date of issuance. The Series I Warrants (i) may be exercised for cash or on a cashless basis if there is no effective registration statement registering the resale of the warrant shares, (ii) may not be exercised to the extent that following such exercise, the holder would beneficially own more than 4.99% (or such other percent as designated by each holder not to exceed 19.99%) of our outstanding shares of common stock, and (iii) contain customary provisions that adjust the exercise price and the number of shares of common stock into which the Series I Warrants are exercisable in the event of a corporate transaction. Our Registration Statement on Form S-1, filed with the Securities and Exchange Commission, or the SEC, on January 21, 2020, registered the 8,749,999 shares of common stock sold and 4,375,002 shares of common stock underlying the Series I Warrants.

December 2018 Private Placement Financing

On December 21, 2018, we completed a private placement offering with select institutional investors for the purchase of an aggregate of 11,785,540 shares of common stock at a price per share of $3.3132, for an aggregate purchase price of approximately $39.0 million, or the 2018 Private Placement Financing. Included in the purchase price, each of LPH II, an affiliate of Lee’s, and Battelle converted $6.0 million and $1.0 million, respectively, of existing debt obligations on the same terms as the other select institutional investors. In connection with this offering, we issued (i) Series F Warrants to purchase an aggregate of 2,003,541 shares of common stock at an exercise price equal to $3.68 per share, which are exercisable through the 18-month anniversary of the date of issuance, or the Series F Warrants, and (ii) Series G Warrants to purchase an aggregate of 3,889,229 shares of common stock at an exercise price equal to $4.05 per share, which are exercisable through the 5-year anniversary of the date of issuance, or the Series G Warrants and, together with the Series F Warrants, the December 2018 Warrants. The December 2018 Warrants (i) may not be exercised to the extent that following such exercise, the holder would beneficially own more than 9.99% (or other percent as designated by each holder) of our outstanding shares of common stock, and (ii) contain customary provisions that adjust the exercise price and the number of shares of common stock into which the December 2018 Warrants are exercisable in the event of a corporate transaction.

April 2018 Private Placement Financing

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

Loans Payable – Current Portion and Non-current Portion

Loans Payable – Current Portion

2019 Loan

On October 24, 2019, we entered into a loan agreement with LPH II. Under the loan agreement, LPH II agreed to lend us $1.0 million, or the 2019 Loan, to support our operations while we sought to complete a strategic transaction (as defined in the loan agreement). The 2019 Loan, which was funded in a single installment by wire transfer on October 28, 2019, accrued interest at a rate of 6% per annum and matured upon the closing date of the December 2019 private placement, which qualified as the strategic transaction under terms defined in the loan agreement. We repaid the 2019 Loan and related accrued interest in full upon consummation of the December 2019 Private Placement.

2018 Loans

In January 2018 and March 2018, LPH Investments Limited, or LPH, an affiliate of Lee’s, agreed to lend us $1.5 million and $1.0 million, respectively, or the First Quarter 2018 Loans, to support our AEROSURF development activities and sustain our operations while we sought to identify and advance one or more potential strategic initiatives as defined in the related loan agreements, or the Funding Event. The loans accrued interest at a rate of 6% per annum and would mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a security agreement dated March 1, 2018, or the LPH Security Agreement.

During the third and fourth quarters of 2018, LPH agreed to lend us funds, or the Third and Fourth Quarter 2018 Loans, to sustain our operations while we continued to work on a strategic transaction. Of the Third and Fourth Quarter 2018 Loans, the initial loan was funded on August 14, 2018 in the amount of $0.3 million, and subsequent Third and Fourth Quarter 2018 Loans were funded on the following dates and in the following amounts: August 29, 2018, in the amount of $0.48 million, September 12, 2018 in the amount of $0.5 million; September 27, 2018 in the amount of $0.5 million; October 19, 2018 in the amount of $0.43 million; November 2, 2018 in the amount of $0.5 million; November 19, 2018 in the amount of $0.35 million; and December 5, 2018 in the amount of $0.6 million. The loans accrued interest at a rate of 6% per annum and matured upon the earlier of (i) the closing date for the strategic transaction (as defined in the related loan agreements), provided that we were able to raise a minimum of $30 million in connection with such transaction, or (ii) March 31, 2019. In each case, we granted to LPH a security interest in substantially all of our assets pursuant to the terms of the LPH Security Agreement. Effective December 5, 2018, LPH assigned all outstanding loans to us to LPH II.

On December 21, 2018, as part of the December 2018 Private Placement Financing (see, “Private Placement Offerings”), we converted $6.0 million of existing loan payable obligations comprised of $2.5 million of the First Quarter 2018 Loans and $3.5 million of the Third and Fourth Quarter 2018 Loans into equity securities on the same terms as those of the investors in the December 2018 Private Placement Financing. The conversion of the loan payable to LPH II was treated as an extinguishment of debt and does not represent a capital transaction as the December 2018 private placement financing included third-party investors and all investors received identical terms. We recorded a loss on extinguishment of debt approximately $3.2 million. The loss was calculated as the difference between the aggregate fair value of the common stock and Series F and Series G Warrants on December 21, 2018 and the carrying value of the debt liabilities. The balance of the loans payable to LPH II of $160,000 was paid along with accrued interest of $182,000 on December 27, 2018. Following this conversion of the First Quarter 2018 Loans and the conversion and payoff of the Third and Fourth Quarter 2018 Loans into equity securities, the security interest granted under the LPH Security Agreement was discharged.

Assumption of LPH II debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $3.5 million of debt payable to LPH II.

From April 24, 2018 to November 16, 2018, CVie entered into four separate agreements to borrow an aggregate of approximately $3.5 million from Lee's on the following dates and in the following amounts $0.5 million in April 2018, or the April 2018 Loan; $0.3 million in September 2018, or the September 2018 Loan; $0.15 million in October 2018, or the October 2018 Loan; and $2.5 million in November 2018, or the November 2018 Loan. The April 2018 Loan, the September 2018 Loan, the October 2018 Loan and the September 2018 Loan were subsequently assigned to LPH II. The terms of the loan agreements are identical with interest, payable in cash upon maturity, at a rate of 4% per annum and maturing one year from the effective date of the respective loan agreement.

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 Loan and paid the remaining $50,000 balance plus accrued interest in April 2019. In December 2019, as part of the December 2019 Private Placement Financing (see, “Private Placement Offerings”), we converted the remaining $2.95 million related to the September 2018 Loan, October 2018 Loan, and November 2018 Loan on the same terms as the Investors of the December 2019 Private Placement Financing. In connection of the conversion of LPH II debt, we issued: 976,821 shares of common stock based at $3.02 per share and Series I Warrants to purchase 488,411 shares of common stock, at an exercise price equal to $4.03 per share. The Series I Warrants are exercisable at any time after the six-month anniversary of the date of issuance and through the 5-year anniversary of the date of issuance. The conversion of the loan payable to LPH II is treated as an extinguishment of debt and does not represent a capital transaction as the December 2019 Private Placement Financing included third-party investors and all investors received identical terms. We recorded a loss on extinguishment of debt of approximately $1.8 million. The loss was calculated as the difference between the aggregate fair value of the common stock and Series I Warrants on December 6, 2019 and the carrying value of the debt liabilities. The accrued interest of $127,000 was paid in December 2019 and as of December 31, 2019 there are no remaining amounts outstanding.

Loan payable to Bank Direct Capital Finance

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we have financed $0.7 million of certain premiums at a 5.35% annual interest rate. As of December 31, 2019, the outstanding principal of the loan was $0.2 million. The remaining payments were made during the first quarter of 2020.

Loans Payable – Non-current Portion

Assumption of bank debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $4.5 million in a bank credit facility.

In September 2016, CVie entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility was guaranteed by Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount. The guaranty was part of the O-Bank Facility; however, we do not have a written commitment from Lee’s to maintain the collateral. Interest, payable in cash on a monthly basis, is determined based on 90-day TAIBOR (the Taipei Interbank Offer Rate) plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, to include amongst other things, the extension of the maturity date to March 2022. In addition to the extension of the maturity date, the total amount of the O-Bank Facility was decreased to approximately $5.0 million, and the interest rate was changed to the TAIBOR plus 1.17% and the term was changed to 24-month non-revolving. All amounts due under the O-Bank Facility will be payable upon the earlier of (i) six months after the expiration date or (ii) two years after the drawdown date.

As of December 31, 2019, the outstanding principal of the O-Bank Facility was approximately $4.6 million, and has subsequently been amended to mature in March 2022, therefore, the outstanding principal has been classified in Loans Payable - Non-current Portion.

Convertible Note Payable

On July 2, 2018, we issued to Panacea, a Secured Convertible Promissory Note, or the Panacea Note, with respect to a loan facility in the aggregate amount of up to $1.5 million, which was funded in two loans of, $1.0 million on the date of the Panacea Note and $0.5 million on July 23, 2018. The Panacea Note had a maturity date of December 31, 2018 and accrued interest at a rate of 15% per annum until the Panacea Note was paid in full or converted into shares of our common stock at a price per share of $4.00. In addition, in lieu of converting the Panacea Note, Panacea could deliver the Panacea Note into a private placement in which Panacea Venture Healthcare Fund I L.P., an affiliate of Panacea, participated. In connection with these loans, we granted to Panacea a security interest in substantially all our assets.

In connection with the Panacea Note, we issued to Panacea warrants, or the Series D Warrants to purchase 187,500 shares, or the Warrant Shares at an exercise price of $4.00 per Series D Warrant Share, or the Exercise Price. The Series D Warrants may be exercised at any time beginning six months after the date of issuance and through the fifth anniversary of the date of issuance. The Series D Warrants may not be exercised to the extent that the holder thereof would, following such exercise, beneficially own more than 9.99% of our outstanding shares of common stock, which percentage may be increased, decreased or waived by such holder upon sixty-one days’ notice to us. The Series D Warrants also contain customary provisions that adjust the Exercise Price and the number of Series D Warrant Shares in the event of a corporate transaction.

We recorded the Panacea Note as current debt at its face value of $1.5 million less debt discounts consisting of (i) $0.4 million fair value of the warrants issued in connection with the Panacea Note and (ii) a $0.4 million beneficial conversion feature related to an embedded conversion option that had an effective conversion price that was less than the fair value of the underlying stock at the commitment date. The discount is being accreted to the $1.5 million loan over its term using the effective interest method. The Series D Warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity, and have been classified as equity.

The fair value at issuance of the Series D Warrants was determined using the Black-Scholes option-pricing model. The input assumptions used in the valuation are the historical volatility of our common stock price, the expected term of the warrants, and the risk-free interest rate based on the five-year treasury bill rate in effect at the measurement date.

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

Extinguishment of Panacea Convertible Promissory Note

On December 27, 2018, we repaid the Panacea Note in its entirety in cash of $1.5 million. As part of the extinguishment of debt, we recorded a gain on extinguishment of debt of approximately $0.4 million, relating to the reacquisition of the beneficial conversion option. The gain was calculated using the intrinsic value of the beneficial conversion option, which is the product of: (i) the difference between the common stock price on the date of extinguishment of $5.11 and the conversion price of $4.00, and (ii) 375,000 shares convertible into common stock.

Restructured Debt Liability

	December 31,	December 31,
(in thousands)	2019	2018

Restructured debt liability - contingent milestone payments	$15,000	$15,000

On October 27, 2017, we and Deerfield Management Company, L.P., or Deerfield, entered into an Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield, or the Deerfield Loan, in the aggregate principal amount of $25 million and (ii) warrants to purchase up to 25,000 shares of our common stock at an exercise price of $786.80 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 71,111 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement. See Note 5 to the Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K. The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements at December 31, 2019 or 2018 or during the periods then ended.

CRITICAL ACCOUNTING POLICIES

The preceding discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, and information available from other outside sources, as appropriate. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies and practices are both important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from such estimates due to changes in economic factors or other conditions that are outside the control of management. A summary of our significant accounting policies is described in Note 5 of the Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K. Of those policies, we believe that the following accounting policy is critical to aid our stockholders in fully understanding and evaluating our reported financial results.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The following table represents identifiable intangible assets as of December 31, 2019 and 2018:

(in thousands)	Carrying Value

Istaroxime drug candidate	$22,340
Rostafuroxin drug candidate	54,750
Total	$77,090

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate its carrying value may be impaired.

When testing our goodwill and indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting unit and indefinite-lived intangible assets are less than the respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessments that it is more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets are less than their respective carrying values, we perform a quantitative analysis. When conducting our annual impairment test of goodwill and indefinite-lived intangible assets as of December 1, 2019, we elected to perform quantitative assessments.

The Company consists of one reporting unit.  In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2019, we determined the fair value of our reporting unit based upon the quoted market price and related market capitalization of the Company’s common stock, adjusted for an estimated control premium. Based on the quantitative test performed, the fair value of our reporting unit exceeded its carrying value and no impairment loss was recognized.

When performing the quantitative impairment assessment for our indefinite-lived IPR&D intangible assets, we estimate the fair values of the assets using the multi-period excess earnings method, or MPEEM. MPEEM is a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include: 1) the amount and timing of the projected net cash flows associated with the IPR&D assets, 2) the long-term growth rate, 3) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and 4) the tax rate, which considers geographic diversity of the projected cash flows. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions resulting in future impairment charges related to our indefinite-lived intangible asset balances.

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets on December 1, 2019, we concluded that the assets were not impaired.

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

We have concluded that our government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer. We have concluded that the grants meet the definition of a contribution and are nonreciprocal transactions, and have also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply, as we are a business entity and the grants are with governmental agencies.

In the absence of applicable guidance under GAAP, effective January 1, 2018, we developed a policy for the recognition of grant revenue when the related costs are incurred and the right to payment is realized.

We believe this policy is consistent with the overarching premise in ASC Topic 606, to ensure that revenue recognition reflects the transfer of promised goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services, even though there is no exchange as defined in ASC Topic 606. We believe the recognition of revenue as costs are incurred and amounts become realizable is analogous to the concept of transfer of control of a service over time under ASC Topic 606.  We did not receive or recognize any grant revenue for the year ended December 31, 2019.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs, clinical trial sites, and other vendors supporting our research and development and manufacturing activities.

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

Leases

Effective January 1, 2019, we adopted ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 establishes ASC Topic 842, Leases (ASC 842), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. We adopted ASC 842 using the modified retrospective transition approach for all leases existing at January 1, 2019. The adoption of this standard resulted in the recognition of operating lease liabilities and related right-of-use assets on our consolidated balance sheet of $2.2 million and $2.0 million, respectively, related to our operating leases. The adoption of ASC 842 also resulted in the elimination of deferred rent of approximately $72,000 and $139,000 in accrued expenses and other long-term liabilities, respectively, in our consolidated balance sheet. The adoption of the standard did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows.

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

For contracts entered into on or after the effective date, at the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset.

We evaluate the classification of our leases as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the leased asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. A lease is classified as an operating lease if it does not meet any of these criteria. Currently, all of our leases are classified as operating leases.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework. Based on our assessment, our management believes that our internal control over financial reporting is effective based on those criteria, as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)     Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors, including their ages as of April 1, 2020:

NAME	AGE	POSITION(S)
Executive Officers
Craig Fraser	55	President and Chief Executive Officer, Director
Steven G. Simonson, M.D.	61	Senior Vice President and Chief Medical Officer
John A. Tattory	54	Senior Vice President and Chief Financial Officer
Eric Curtis	52	Senior Vice President and Chief Operating Officer
Mary B. Templeton, Esq.	73	Senior Vice President, General Counsel and Corporate Secretary
Non-Employee Directors
James Huang	54	Chairman of the Board of Directors
John R. Leone	72	Director
Joseph M. Mahady	66	Director
Bruce A. Peacock	68	Director
Brian D. Schreiber, M.D.	66	Director
Daniel E. Geffken	63	Director

Information about our Executive Officers

Craig Fraser. Mr. Fraser has served as President and Chief Executive Officer and a member of the Board of Directors, or the Board, since February 1, 2016. He brings over 29 years of experience as a leader in product development, fundraising, business development and commercial operations in building biopharmaceutical and device businesses for startups as well as larger companies. Prior to joining us, Mr. Fraser held executive positions at several biopharmaceutical companies, including Novelion as Chief Operating Officer and President from 2014 to 2015 and, prior to that, positions of increasing responsibility; as Vice President of Global Disease Areas at Pfizer from 2009 to 2011 and Vice President and Global Business Manager at Wyeth Pharmaceuticals from 2007 to 2009. Previously, Mr. Fraser served as Vice President, Sales & Marketing and Commercial Operations and as Vice President, Global Strategic Marketing at Johnson & Johnson; and as Gastroenterology Franchise Lead, National Sales Director - Immunology and Acute Cardiovasculars, and Marketing Director - Cardiovasculars and Diagnostics at Centocor and various sales and sales management positions prior to marketing roles. Mr. Fraser is a veteran of both the U.S. Marine Corps and the U.S. Army. Mr. Fraser does not serve on any other public company boards. Mr. Fraser received his B.S. degree in Public Administration from Slippery Rock University of Pennsylvania.

Mr. Fraser’s knowledge of our business, as well as his extensive leadership and biopharmaceutical industry experience provide him with the qualifications and skills to serve on our Board.

Steven G. Simonson. Mr. Simonson has served as our Senior Vice President and Chief Medical Officer since April 2017, having previously served as our Senior Vice President and Chief Development Officer from October 2014 to April 2017, and our Vice President, Clinical Development, upon joining the Company in May of 2014. Dr. Simonson brings to us over 25 years of medical practice and pharmaceutical industry clinical trial experience with a significant background in pulmonary critical care and developing respiratory drugs, including preclinical, first time into man and phases 1-4, and IND, NDA and sNDA experience. Dr. Simonson spent 15 years at AstraZeneca Pharmaceuticals in areas of medical and clinical leadership primarily in the pulmonary and infection therapeutic areas. He has been involved in or led several successful IND and NDA filings. He spent the next two years as Vice President of Clinical Development at Agennix, Inc., a biopharmaceutical company primarily focused in oncology and sepsis, leading programs including studies of talactoferrin in necrotizing enterocolitis. Most recently, Dr. Simonson was an Executive Director in the Molecule Development Group at Covance, a biopharmaceutical development services company, where he applied his experience to developing clinical development programs for small and mid-size biotech and pharmaceutical companies. Dr. Simonson completed training in internal medicine followed by a fellowship in pulmonary and critical care medicine at Duke University Medical Center. He then held several faculty appointments at Duke in the departments of Anesthesiology and Medicine, including the divisions of Pulmonary and Critical Care Medicine. He is a Fellow of the American College of Chest Physicians, and author or co-author of multiple peer reviewed publications, abstracts, posters and chapters. Dr. Simonson received his medical degree from the Medical College of Wisconsin, and his Master of Health Sciences degree in Biometry from the Duke University School of Medicine.

John A. Tattory. Mr. Tattory has served as our Senior Vice President and Chief Financial Officer since March 2014, having previously served as our Vice President, Finance and Chief Accounting Officer from March 2013 to March 2014, and our Vice President, Finance, and Controller and the designated principal accounting officer from July 2010 to March 2013, and Vice President, Finance from January 2008 to July 2010. He brings more than 25 years of financial management and leadership experience, including directing U.S. and international financial operations, strategic transactions, licensing and collaboration arrangements, and equity and debt financings. Prior to joining us, Mr. Tattory held financial management positions at Tyco International, where he served as Director, Financial Planning & Analysis for Tyco Flow Control, an operating unit that included the majority of business operations in international markets; and Bristol-Myers Squibb, or BMS, where he held financial roles of increasing responsibility, most recently as Finance Director, U.S. Primary Care, with responsibility for the financial matters of various BMS pharmaceutical businesses, including international operations. Previously, Mr. Tattory served as an Audit Manager with Ernst & Young LLP. Mr. Tattory is a certified public accountant and holds a B.S. degree in Commerce from Rider University.

Eric Curtis. Mr. Curtis has served as our Senior Vice President and Chief Operating Officer since March 2020. Prior to joining us, he most recently served as CEO and President of Centurion BioPharma, a biopharmaceutical research and development focused company and a private subsidiary of CytRx Corporation.  Mr. Curtis was primarily responsible for the company’s corporate strategy, pipeline development plan and business development.  Prior to that role, he was President and Chief Operating Officer of CytRx Corporation, a biopharmaceutical company focused in oncology. Mr. Curtis’s responsibilities included corporate strategy, pipeline development and investor relations.  Before that, Mr. Curtis was principal of Curtis Biopharm Consulting where he led his consulting business to work with the CEOs of several biopharmaceutical companies on refining their company’s strategic product development, commercialization effectiveness and focusing resources. Before that, Mr. Curtis served as President, US Commercial of Aegerion Pharmaceuticals, a biopharmaceutical company.  He led the commercial organization for US, represented commercial for global business development and was the lead of commercial for investor relations strategy and execution.

Mary B. Templeton, Esq. Ms. Templeton has served as Senior Vice President, General Counsel and Corporate Secretary since September 2011, having previously served as Senior Vice President and Deputy General Counsel since joining us in March 2006. Ms. Templeton brings to us 40 years of legal and executive experience. Ms. Templeton previously held senior executive positions in the financial services industry, including as Senior Vice President and General Counsel of The Charles Schwab Corporation and as Senior Vice President and General Counsel of The Sequor Group Inc. (owned by Security Pacific Corporation) and in private practice in Philadelphia and New York. Prior to that, at Charles Schwab & Co., Ms. Templeton led development of the first broker-operated mutual fund marketplace, and, at Bradford Trust Company (New York), the first for-profit clearing corporation registered with the SEC. Ms. Templeton received a B.A. degree from Chatham University, where she is a member of the Board of Trustees, and a J.D. with High Honors from Rutgers Law School, where she served as Editor-in-Chief of the Law Journal. She is a member of the Bar Associations of Pennsylvania and New York.

Non-Employee Directors

James Huang. Mr. Huang was elected as Chairman of the Board on December 21, 2018. Mr. Huang is a founding and Managing Partner to Panacea Venture. Panacea Venture is a venture capital firm that invests in early and growth stage healthcare and life sciences companies worldwide. Since 2011, Mr. Huang has served as a Managing Partner of Kleiner Perkins Caufield & Byers, or KPCB - China, an investment advisory firm, focusing on the firm’s life sciences practice. Mr. Huang has made more than 15 investments in China since 2007. Prior to joining KPCB China, Mr. Huang was a Managing Partner at Vivo Ventures, a venture capital firm specializing in life sciences investments. Prior to joining Vivo in 2007, Mr. Huang was president of Anesiva, a biopharmaceutical company focused on pain-management treatments. During his 20-year career in the pharmaceutical and biotech industry, Mr. Huang also held senior roles in business development, sales, marketing and R&D with Tularik Inc. (subsequently acquired by Amgen), GlaxoSmithKline LLC, Bristol-Myers Squibb and ALZA Corp. (subsequently acquired by Johnson & Johnson). Mr. Huang is Chairman of Board at Kindstar Global, JHL Biotech and XW Laboratory and Director at ChiralQuest, Zenesis, and CASI Pharmaceuticals. Mr. Huang received an M.B.A. from the Stanford Graduate School of Business and a B.S. degree in chemical engineering from the University of California, Berkeley.

Mr. Huang’s insight into life sciences financing and experience in the biopharmaceutical industry provide him with the qualifications and skills to serve on our Board.

John R. Leone. Mr. Leone has served as a member of our Board since November 2012, acting as Chairman from January 2013 through December 20, 2018. He currently serves as Chairman of the Board’s nominating and governance committee and as a member of the audit committee. Mr. Leone has over 30 years of experience in pharmaceutical operations, commercial portfolio management, and financing life science companies. His commercial experience includes significant domestic and international executive management roles and direct responsibility for the commercial launch of numerous pharmaceutical products. Since January 2017, Mr. Leone has served as an Operating Partner at Madryn Asset Management, an investment platform focused on providing capital to healthcare companies. Madryn Asset Management was spun out from Visium Asset Management, or Visium, where Mr. Leone was a Partner from May 2013 to January 2017. Prior to joining Visium, Mr. Leone was a Partner from 2007 to 2013 at Paul Capital Healthcare, a private equity firm that manages one of the largest dedicated healthcare funds globally. Previously, Mr. Leone served as President and Chief Executive Officer at Cambrex Corporation, and as Senior Vice President and Chief Operating Officer of U.S. Commercial Operations at Aventis Pharmaceuticals, or Aventis. While at Aventis, he played a key role in spearheading the successful integration of its predecessor companies, Rhone-Poulenc Rorer and Hoechst Marion Roussel, and had responsibility for all commercial business units, including oncology, metabolism, cardiovascular, dermatology, respiratory and anti-infective. Mr. Leone served on the Board of Pernix Therapeutics Holdings, Inc. from November 2017 until 2019 and served on the Board of ViroPharma Incorporated from January 2006 until its acquisition in March 2014. Mr. Leone received his B.S. degree in Engineering from the U.S. Military Academy at West Point and his M.B.A. from the University of Colorado.

Mr. Leone’s extensive commercial experience and expertise in the financing of life sciences companies, along with his leadership experience provide him with the qualifications and skills to serve on our Board.

Joseph M. Mahady. Mr. Mahady has served as a member of our Board since January 2013. He also serves as Chairman of the Board’s compensation committee and as a member of the audit committee. Mr. Mahady has extensive strategic and operational experience in the biopharmaceutical industry. He has broad international commercial experience, having served in a direct leadership role in more than 30 product launches, and has a successful record of developing profitable businesses based on transformational technologies in both the U.S. and international markets. Mr. Mahady held significant leadership positions during his 30-year career with Wyeth Corporation, including as President, Wyeth Pharmaceuticals from 2008 to 2009, and Senior Vice President, Wyeth Corporation from 2002 to 2009 with responsibility to direct the worldwide operations of that company’s $20 billion global pharmaceutical business. He retired from Wyeth Corporation in 2009. Since his retirement, Mr. Mahady served as Chairman of Lumara Health (formerly KV Pharmaceuticals) from 2013 to 2014, and as a member of the Boards of Directors of Albemarle from 2012 to 2015, EKR Therapeutics from 2011 to 2012 and Strongbridge Biopharma from 2012 to 2015. He currently serves on the Board of Advisors for Nevakar, Inc. Mr. Mahady received his B.S. degree in Pharmacy from St. John’s University College of Pharmacy and his M.B.A. in Pharmaceutical Studies from Fairleigh Dickinson University.

Mr. Mahady’s extensive insight into the biopharmaceutical industry provides him with the qualifications and skills to serve on our Board.

Bruce A. Peacock. Mr. Peacock has served as a member of our Board since September 2010 and is a member of the Board’s nominating and governance committee. Mr. Peacock served as Executive Chairman at Carma Therapeutics, a pre-clinical stage biotechnology company, from November 2016 to June 2019. From August 2013 to September 2014, Mr. Peacock served as Chief Financial and Business Officer of Ophthotech Corporation, having served as Chief Business Officer since September 2010. Previously, he served as President and Chief Executive Officer of Alba Therapeutics; Chief Executive Officer and Director of The Little Clinic, a medical care services company; President and Chief Executive Officer and a Director of Adolor Corporation, a publicly-held biotechnology company; President, Chief Executive Officer and a Director of Orthovita Inc., a publicly-held orthopaedic biomaterials company; Executive Vice President, Chief Operating Officer and a Director of Cephalon Inc.; and Chief Financial Officer of Centocor Inc. Mr. Peacock serves as Co-Chairman of the Board of Alba Therapeutics and as a member of the board of directors, since July 2014, of Ocular Therapeutix, a publicly-held biopharmaceutical company. Mr. Peacock previously served as a member of the Board of Applied Genetic Technologies Corporation from March 2015 until August 2016. Since 2012, Mr. Peacock has served as a member of the Board of Invisible Sentinel, Inc., and from 2015 to 2019, a member of the Board of PanOptica, Inc. Mr. Peacock earned a bachelor’s degree in Business Administration from Villanova University and is a certified public accountant.

Mr. Peacock brings to our Board extensive biotech and pharmaceutical experience, including financial expertise in debt, equity capital and alliance transactions. He also has significant experience in drug development, having led the effort to gain regulatory approval for several drug candidates in the U.S. and in other major markets worldwide. Mr. Peacock also has had responsibility for marketing, commercial and manufacturing operations.

Mr. Peacock’s prior executive and leadership experience and his extensive experience in the biotech and pharmaceutical industry provide him with the qualifications and skills to serve on our Board.

Brian Schreiber, M.D. Dr. Schreiber has served as a member of our Board since December 21, 2018 and in March 2019 became a member of the Board’s compensation committee. Dr. Schreiber is a Board-Certified Nephrologist and Internist with extensive industry and clinical experience, specializing in rare diseases. Dr. Schreiber is currently the Chief Medical Officer for Cerium Pharmaceuticals, a company who leverages the basic drug discovery work performed by others and moves drug candidates through the clinical and regulatory development processes. Since 2015, Dr. Schreiber has also served as President and Managing Partner for Metabolism Disease Consultants, focusing on drug development, clinical trial design and in-licensing clinical guidance. Dr. Schreiber also served as Vice President of Medical Development at Relypsa and spent 14 years at Sigma-Tau Pharmaceuticals as consultant medical director and Vice President of its Medical Affairs Department. Dr. Schreiber’s clinical experience includes his role as Chief Medical Director of Dialysis Care Inc., a multi-center dialysis chain providing services in the Northeast and Central Wisconsin and Chairman of Nephrology at LaSalle Clinic, Affinity Medical System, serving as its first president until 2001. Dr. Schreiber has also continued his activities in academia as Assistant Clinical Professor of Medicine, Department of Medicine, Division of Nephrology, Medical College of Wisconsin since 2001, and has published numerous academic papers, given a variety of lectures, and ran various symposia.

Dr. Schreiber’s extensive medical knowledge and experience with drug development and regulation provide him with the qualifications and skills to serve on our Board.

Daniel E. Geffken. Mr. Geffken has served as a member of our Board since April 24, 2019 and was also appointed Chairman of the Board’s audit committee and as a member of the compensation committee. Since 2011, Mr. Geffken has been serving as the Founding Managing Partner of Danforth Advisors, a leading financial and strategy consulting firm to the life sciences industry. He has served as chief financial officer and strategic consultant to numerous companies, including Apellis Pharmaceuticals, Cidara Therapeutics, Cabaletta Bio, Homology Medicines, Stealth BioTherapeutics and Transkaryotic Therapies. Mr. Geffken has served on the Board of Elicio Bio, Alcobra Ltd. and Arcturus Inc., after its merger with Alcobra.

Mr. Geffken’s deep understanding of the industry in which we operate, in corporate financial management and his overall business acumen and insights provide him with the qualifications and skills to serve on our Board.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Leadership Structure

Our Board is currently composed of six members. In accordance with our Amended and Restated By-Laws, or By-Laws, each director is elected at our Annual Meeting of Stockholders. Each director holds office until our next Annual Meeting of Stockholders and until his or her successors have been duly elected and qualified, or until such director’s death, or until such director shall have resigned, or have been removed.

We believe that the Board should remain free to configure the leadership of the Board and the Company in a way that best serves the interests of the Company and its stockholders at the time and, accordingly, has no fixed policy with respect to combining or separating the offices of the Chairman of the Board and the Chief Executive Officer.

Role of Board in Risk Oversight

One of the key functions of our Board is to oversee our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our board of directors that address the risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. While our Board maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. For example:

●

Our audit committee oversees management of financial reporting, compliance and litigation risks, including risks related to our insurance, information technology, human resources and regulatory matters, as well as the steps management has taken to monitor and control such exposures.

●

Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation policies, plans and arrangements and the extent to which those policies or practices increase or decrease risks for our company.

●	Our nominating and corporate governance committee manages risks associated with the independence of our Board, potential conflicts of interest and the effectiveness of our Board.

Director Independence

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director, our Board has determined that each of our directors, with the exception of Mr. Fraser, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent under the listing rules of Nasdaq. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in “Item 13—Certain Relationships and Related Party Transactions.”

Board Committees

Our Board has established an audit committee, a compensation committee and a nominating and governance committee. The composition and responsibilities of each of the committees of our Board is described below. Members will serve on these committees until the resignation or until as otherwise determined by our Board.

Audit Committee

Our audit committee consists of Messrs. Geffken, Mahady and Leone. The chair of our audit committee is Mr. Geffken. The primary purpose of the audit committee is to assist the Board in fulfilling its oversight responsibilities relating to our accounting, reporting and financial practices, and our compliance with all related legal and regulatory requirements, including oversight of:

●	the maintenance by management of the reliability and integrity of the Company’s accounting policies, financial reporting and disclosure practices, and tax compliance;

●	the establishment and maintenance by management of processes to ensure that an adequate system of internal control is functioning within the Company; and

●	the establishment and maintenance by management of processes to ensure compliance by the Company with all applicable laws, regulations and Company policy.

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

The Board has adopted a written Audit Committee Charter. The composition and responsibilities of the audit committee and the attributes of its members, as reflected in its Charter, are intended to be in accordance with certain listing requirements of Nasdaq and the rules of the SEC for corporate audit committees. The Audit Committee Charter may be found on our website at www.windtreetx.com. All members of our audit committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules and the financial sophistication requirements of the SEC rules. The Board has determined that Mr. Geffken is an “audit committee financial expert” as defined under SEC rules.

Compensation Committee

Our compensation committee consists of Messrs. Mahady and Geffken and Dr. Schreiber. Each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act and meets the requirements for independence under the current Nasdaq Listing Rules. The chair of our compensation committee is Mr. Mahady. The compensation committee is responsible for, among other things:

●	reviewing management of the Company’s policies regarding compensation policies relating to executive and general compensation;

●

reviewing and approving corporate goals and objectives relating to the composition of our Chief Executive Officer, executive officers and other senior officers, evaluate performance of executive officers and other senior officers and determine the Chief Executive Officer’s and other executive officers’ compensation level based on the compensation committee’s evaluation;

●	reviewing, approving and establishing guidelines for the compensation of Board directors, including appropriate levels of compensation for service on Board committees; and

●

overseeing the key employee benefits programs, policies and plans relating to the compensation, benefits and equity incentives of the Company’s executives and, where deemed appropriate by the Committee, those programs, policies and plans relating to the Company’s other employees.

The Board has adopted a written Compensation Committee Charter. The composition and responsibilities of the compensation committee, as reflected in its Charter, satisfy the applicable rules of the SEC and the listing requirements of Nasdaq. The Compensation Committee Charter may be found on our website at www.windtreetx.com.

Nominating and Governance Committee

Our nominating and governance committee consists of Messrs. Leone and Peacock and Dr. Schreiber. The chair of our nominating and governance committee is Mr. Leone. Each member of the nominating and governance committee meets the requirements for independence under the listing requirements of Nasdaq. The nominating and governance committee is responsible for, among other things:

●

identifying, evaluating and approving a slate of nominees for election to the Board at the Annual Meeting of Stockholders or any other meetings of stockholders and reviewing the qualifications, experience and fitness for service on the Board of any potential directors;

●	determining the criteria for selection by the Board of the Chairman of the Board, the individual directors and the members of the committees of the Board;

●

reviewing, evaluating and approving all stockholder proposals submitted to the Company and the timeliness of the submission therefor and recommending to the Board appropriate action on each such proposal;

●

evaluating and, if deemed necessary, recommending, the termination of membership of any director in accordance with the applicable code of conduct or ethics of the Company, if any, or any corporate governance principles adopted by the Company or the Board, for cause or for any other appropriate reason; and

●	reviewing annually the performance of the Board and each committee of the Board.

The Board has adopted a written Nominating and Governance Committee Charter. The composition and responsibilities of the nominating and governance committee, as reflected in its Charter, satisfy the applicable rules of the SEC and the listing requirements of Nasdaq. The Nominating and Governance Committee Charter may be found on our website at www.windtreetx.com.

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

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for the year ended December 31, 2019, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

●	Craig Fraser, our President and Chief Executive Officer;

●	Steven G. Simonson, M.D., our Senior Vice President and Chief Medical Officer; and

●	John A. Tattory, our Senior Vice President, Chief Financial Officer and Treasurer.

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered during the years ended December 31, 2018 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Craig Fraser
President and Chief Executive	2019	$452,381	$226,038	$31,695	$345,130	$8,400	$1,063,644
Officer	2018	437,068	226,038	274,359	4,287,110	-	5,224,575
Steven G. Simonson, M.D.
Senior Vice President and	2019	377,437	149,420	15,085	172,565	8,400	722,907
Chief Medical Officer	2018	346,704	149,420	130,581	2,500,814	-	3,127,519
John A. Tattory
Senior Vice President,	2019	336,944	151,522	14,164	172,565	8,400	683,595
Chief Financial Officer and Treasurer	2018	325,538	151,522	122,609	2,500,814	-	3,100,483

(1)

The aggregate grant date fair value of such awards were computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation, or ASC Topic 718, and do not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 15 of the Audited Consolidated Financial Statements appearing elsewhere herein. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(2)	The reported amount reflects the Company match under our 401(k) Plan.

(3)

This amount represents the portion of each named executive officer’s strategic and retention bonus the first installment of which was paid on December 31, 2018 and the second installment of which was paid on October 4, 2019. The strategic and retention bonus was the only cash bonus paid to the named executive officers in 2018 and 2019.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

The compensation of our named executive officers generally consists of base salary, annual cash bonus opportunities, long term incentive compensation in the form of equity awards and other benefits, as described below.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the named executive officer’s skill set, experience, role, responsibilities, and contributions. Effective February 1, 2019, the base salaries of Messrs. Fraser and Tattory and Dr. Simonson were increased from $440,274 to $453,482, from $327,926 to $337,764, and from $349,247 to $380,000, respectively.

Annual Cash Bonus Opportunities

The performance-based cash bonus opportunity for each of our named executive officers is expressed as a percentage of the applicable named executive officer’s base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. Each executive’s target bonus for the year is set forth in their employment agreements, as may be amended by the compensation committee from time to time. On March 19, 2019, the compensation committee established that the 2019 annual target bonus amount for Mr. Fraser be targeted at 50% of his base salary and for each of Mr. Tattory and Dr. Simonson be targeted at 40% of their respective base salaries (representing an increase from the original annual target bonus amount of 30% of their respective base salaries, as originally set forth in each of the respective employment agreements for Mr. Tattory and Dr. Simonson).

Strategic and Retention Bonus

On November 16, 2018, the compensation committee approved a Strategic and Retention Bonus Program, or the Strategic Bonus. The program provides for payment of a bonus to certain key employees, including our named executive officers, upon completion of an eligible transaction, which is defined under the program to include a (i) strategic transaction and (ii) one or more financings within a nine-month period that results in proceeds of at least $30 million. The bonus amount for each executive varies under the program and is based on the following criteria: (x) to the extent that the amount raised in the financing(s) is less than $45 million, then the amount of the bonus to be paid is reduced in a stepped-down fashion as outlined in the program; and (y) the individual bonus amount is determined by application of a multiplier to the executive’s base salary. The individual multiplier varies based on (a) the executive’s position and (b) the amount raised in a financing between $30 million and $45 million, which individual multiplier for Messrs. Fraser and Tattory and Dr. Simonson is between 0.2 and 1.5, 0.27 and 1.35, and 0.25 and 1.25, respectively. Once determined, the bonus is payable in two equal installments, the first within five business days of the closing of the strategic transaction, and the second on the nine-month anniversary of the closing of the strategic transaction, provided that the executive is actively employed with us at the time of the payment. With respect to the CVie Acquisition and 2018 Private Placement Financing, based on an aggregate raise of $39 million, each of Messrs. Fraser and Tattory and Dr. Simonson became eligible to receive aggregate Strategic Bonuses equal to $452,076, $303,044 and $298,840, respectively. On December 31, 2018, we paid the first installment of the Strategic Bonuses to Messrs. Fraser and Tattory and Dr. Simonson in the amounts of $226,038, $151,522 and $149,420, respectively. On October 4, 2019, we paid the second installment to Messrs. Fraser and Tattory and Dr. Simonson in the amounts of $226,038, $151,522 and $149,420, respectively.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. Our Board or compensation committee approves equity grants, which have historically been in the form of stock options or restricted stock units, or RSUs.

In February 2019, the compensation committee determined that issuance of certain of the RSUs granted in 2017 exceeded the limit that no more than 750,000 shares per person per year could be issued under our 2011 Long-Term Incentive Plan, or 2011 Plan. Accordingly, we issued replacement RSU grants as more fully described in “2017 Change of Control” below.

On March 19, 2019, the compensation committee approved grants of stock options to Messrs. Fraser and Tattory and Dr. Simonson to purchase 100,000, 50,000 and 50,000 shares of our common stock, respectively, each with a per-share exercise price of $4.30. All options vest in equal annual installments on each of the first three anniversaries of the date of grant, subject to the named executive officer’s continuous service through the relevant vesting dates; provided, however, that such stock options may be eligible to fully accelerate in vesting in connection with a termination of employment as further described in the section titled “—Executive Employment Agreements” below. See “Item 11—Executive Compensation - Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made to our named executive officers.

Other Benefits

We currently provide broad-based welfare benefits that are available to all of our employees, including our named executive officers, including health, dental, life, vision and disability insurance.

In addition, we maintain, and the named executive officers participate in, our 401(k) savings plan, or 401(k) Plan, that is intended to be qualified under Section 401(a) of the Code and that provides eligible employees with an opportunity to save for retirement on a tax advantage basis and under which we are permitted to make discretionary employer contributions. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Since inception of the 401(k) Plan, we have not made any discretionary employer contributions. The 401(k) Plan also includes a company match to be made in cash, subject to there being sufficient cash resources as determined in the sole discretion of the compensation committee, in an amount per participant equal to 50% of each participant’s contribution (up to a maximum of 6% of the participant’s base salary) to the 401(k) Plan. The match was not made in 2018 but was reinstituted in 2019.

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Executive Employment Agreements

We are party to executive employment agreements, as amended from time to time, or the Executive Agreements, with each of our named executive officers, the key terms of which are described below.

Mr. Fraser

We entered into an Executive Agreement with Mr. Fraser, effective February 1, 2016. Mr. Fraser’s Executive Agreement provides for an initial base salary of $415,000, which has subsequently been increased to $453,482, and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the compensation committee, with a target amount equal to 50% of his base salary.

If Mr. Fraser’s employment is terminated due to death or Disability (as such term is defined in the Executive Agreement), all equity awards held by Mr. Fraser shall accelerated and become fully vested.

If Mr. Fraser’s employment is terminated by us without Cause or by Mr. Fraser for Good Reason prior to a Change in Control (as such term is defined in the Executive Agreement) or after the 2nd anniversary of a Change in Control, Mr. Fraser will be eligible to receive the following, in addition to any amounts or benefits that are due under any of our vested plans or other policies, and on the condition that he enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, provided that all of our obligations shall cease if Mr. Fraser engages in a material breach of the Executive Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach:

●

A pro rata bonus equal to a percentage of the named executive officer’s target bonus amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days the named executive officer was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination;

●

A severance amount equal to the sum of the named executive officer’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the target bonus amount, payable in equal installments in accordance with our regular payroll schedule from the date of termination to the date that is 12 months after the date of termination, or the Severance Period;

●	All vested stock options and other similar equity awards held by the named executive officer shall continue to be exercisable during the Severance Period; and

●

During the Severance Period, if the named executive officer elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, we will continue to pay our costs of the named executive officer’s and the named executive officer’s dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees.

If Mr. Fraser’s employment is terminated by us without Cause or by Mr. Fraser for Good Reason upon a Change in Control or prior to the 2nd anniversary of a Change in Control, or the Change in Control Period, Mr. Fraser will be eligible to receive the following, in addition to any amounts or benefits that are due under any of our vested plans or other policies, and on the condition that he enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, provided that all of our obligations shall cease if Mr. Fraser engages in a material breach of the Executive Agreement and fails to cure such breach within five business days after receipt from us of notice of such breach:

●

A pro rata bonus equal to the executive’s target bonus amount and prorated for the number of days the named executive officer was employed in the year of termination, payable in a lump sum within 10 days after the date of termination;

●

A severance amount equal to 1.5 times the sum of the named executive officer’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the target bonus amount, payable in a lump sum within 10 days after the date of termination except in certain limited circumstances;

●	All equity awards held by the named executive officer shall accelerate and become fully vested; and

●

For a period of 18 months following the termination date, if the named executive officer elects to continue medical benefits through COBRA, we will continue to pay our costs of the named executive officer’s and the named executive officer’s dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees.

In addition, upon a Change of Control, for a period of 24 months after the date of the Change of Control and provided that Mr. Fraser is employed on the last day of a fiscal year ending in that period, Mr. Fraser will be entitled to an annual bonus at least equal to Mr. Fraser’s target bonus amount, payable no later than March 15 in the next succeeding fiscal year.

Mr. Fraser’s Executive Agreement includes 12-month post-employment non-competition and non-solicitation covenants and provide for confidentiality and the assignment to us of all intellectual property.

Mr. Tattory

We entered into an Executive Agreement with Mr. Tattory, effective March 21, 2014. Mr. Tattory’s Executive Agreement provides for an initial base salary of $260,000, which has subsequently been increased to $337,764, and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the compensation committee, with a target amount equal to 30% of his base salary, which has subsequently been increased to 40% of his base salary.

If Mr. Tattory’s employment is terminated by us without Cause or by Mr. Tattory for Good Reason (either during or not during the Change in Control Period) or due to death or Disability, Mr. Tattory will be eligible to receive severance benefits that are substantially similar to the severance benefits provided to Mr. Fraser under such circumstances.

In addition, upon a Change of Control, for a period of 24 months after the date of the Change of Control and provided that Mr. Tattory is employed on the last day of a fiscal year ending in that period, Mr. Tattory will be entitled to an annual bonus at least equal to Mr. Tattory’s target bonus amount, payable no later than March 15 in the next succeeding fiscal year.

Mr. Tattory’s Executive Agreement includes 12-month post-employment non-competition and non-solicitation covenants and provide for confidentiality and the assignment to us of all intellectual property.

Dr. Simonson

We entered into an Executive Agreement with Dr. Simonson, effective December 19, 2014. Dr. Simonson’s Executive Agreement provides for an initial base salary of $300,000, which has subsequently been increased to $380,000, and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the compensation committee, with a target amount equal to 30% of his base salary, which has subsequently been increased to 40% of his base salary.

If Dr. Simonson’s employment is terminated by us without Cause or by Dr. Simonson for Good Reason (either during or not during the Change in Control Period) or due to death or Disability, Dr. Simonson will be eligible to receive severance benefits that are substantially similar to the severance benefits provided to Mr. Fraser under such circumstances.

In addition, upon a Change of Control, for a period of 24 months after the date of the Change of Control and provided that Dr. Simonson is employed on the last day of a fiscal year ending in that period, Dr. Simonson will be entitled to an annual bonus at least equal to Dr. Simonson’s target bonus amount, payable no later than March 15 in the next succeeding fiscal year.

Dr. Simonson’s Executive Agreement includes 12-month post-employment non-competition and non-solicitation covenants and provide for confidentiality and the assignment to us of all intellectual property.

2017 Change of Control

Effective October 27, 2017, a subsidiary of Lee’s invested $10 million in us and acquired 73% of our issued and outstanding shares of common stock, which constituted a Change of Control under the Executive Agreements. The purchase agreement also amended our named executive officers’ Executive Agreements to provide, solely with respect to Lee’s purchase, Messrs. Fraser and Tattory and Dr. Simonson waived payment of the target annual bonus amounts that otherwise would have been payable in the 24-month period immediately following the closing. In addition, each executive was awarded RSUs, having a value when issued equal to the combined total value of such executive’s waived 2017 and 2018 target annual bonus amounts, which were scheduled to vest in two equal tranches on December 28, 2018 and March 15, 2019. In February 2019, we determined that issuance of certain of the RSUs granted in 2017 exceeded the limit that no more than 750,000 shares per person per year could be issued under our 2011 Plan. Since the shares of common stock underlying the RSUs granted in 2017 had not yet been delivered to the named executive officers following the first originally scheduled December 28, 2018 vesting date, we canceled the first and second tranche of the RSUs granted to Mr. Fraser because each tranche exceeded the limit and we also canceled the second tranche of the RSUs granted to Mr. Tattory and Dr. Simonson because the total grant was in excess of the limit but the first tranche was within the limit. Concurrently with the cancellations, we issued equivalent replacement RSU grants for the first and second tranche of Mr. Fraser’s cancelled RSU and the second tranche of Mr. Tattory’s and Dr. Simonson’s cancelled RSU, which, following our reverse stock split in December 2017, no longer exceeded the individual limit under the 2011 Plan. The replacement RSU grants were issued with a vesting date of March 15, 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares of our common stock underlying outstanding equity awards held by the named executive officers as of December 31, 2019.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options – Exercisable (#)(1)	Number of Securities Underlying Unexercised Options – Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Craig Fraser	02/02/16	10,243		46.60	02/02/26
	07/28/16	2,000		35.40	07/28/26
	03/01/17	3,333	1,667	24.60	03/01/27
	12/24/18	421,906	843,811	4.22	12/24/28
	03/19/19		100,000	4.30	03/19/29
Steven G. Simonson, M.D.	05/19/14	429		476.00	05/19/24
	03/27/15	982		327.60	03/27/25
	02/02/16	1,786		46.60	02/02/26
	07/28/16	1,250		35.40	07/28/26
	03/01/17	1,833	917	24.60	03/01/27
	12/24/18	246,112	492,223	4.22	12/24/28
	03/19/19		50,000	4.30	03/19/29
John A. Tattory	10/07/11	268		512.40	10/07/21
	05/04/12	143		758.80	05/04/22
	03/26/13	286		660.80	03/26/23
	03/06/14	322		722.40	03/06/24
	03/27/15	536		327.60	03/27/25
	02/02/16	1,161		46.60	02/02/26
	07/28/16	1,250		35.40	07/28/26
	03/01/17	1,833	917	24.60	03/01/27
	12/24/18	246,112	492,223	4.22	12/24/28
	03/19/19		50,000	4.30	03/19/29

(1)

All options vest and become exercisable in equal installments on each of the first three anniversaries of the applicable grant date, assuming that the named executive officer continues to be employed with us through each vesting date.

Director Compensation

Directors who are also employees are not compensated separately for serving on the Board or any of its committees. Each of our non-employee directors receives cash compensation for his services. Effective April 24, 2019, the compensation committee and Board approved cash compensation for non-employee directors as follows: (i) $10,000 per quarter for all directors other than the Chairman of the Board, and $16,250 per quarter for the Chairman of the Board; (ii) $3,750 per quarter for the director who served as Chairman of the audit committee; (iii) $2,500 per quarter for the director who served as Chairman of the compensation committee; (iv) $1,875 per quarter for the director who served as Chairman of the nominating and governance committee; (v) $1,750 per quarter for each director who served as a non-Chairman member of the audit committee; (vi) $1,250 per quarter for each director who served as a non-Chairman member of the compensation committee; and (vii) $1,000 per quarter for each director who served as a non-Chairman member of the nominating and governance committee. In addition, to better align the interests of our Board with our stockholders, the compensation committee considers and recommends to the Board long-term equity compensation.

The compensation committee periodically conducts reviews of peer company director compensation practices, including before considering changes to our director compensation policy and amounts.

On April 24, 2019, the compensation committee approved an initial director award to each of Messrs. Huang and Geffken and Dr. Schreiber of an option to purchase 60,000 shares of our common stock. The awards for Mr. Huang and Dr. Schreiber are eligible to vest in three equal annual installments as measured from the applicable director’s appointment date to the Board, subject to the applicable director’s continued service with us through the applicable vesting date. The award for Mr. Geffken is eligible to vest in three equal annual installments as measured from the grant date, subject to his continued service with us through the applicable vesting date.

On June 28, 2019, the compensation committee approved an award to each of Messrs. Leone, Mahady and Peacock of an option to purchase 40,000 shares of our common stock. The awards for Messrs. Leone, Mahady and Peacock are eligible to fully vest on the first anniversary of the grant date, subject to the applicable director’s continued service with us through such date.

The foregoing option awards for our non-employee directors were issued pursuant to our 2011 Plan and approved after due consideration of the practices of other similarly situated biotechnology companies in providing equity compensation to their non-employee directors.

The following chart summarizes the cash and non-cash compensation earned or paid to our non-employee directors during the year ended December 31, 2019.

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Name
John R. Leone	$54,500	$147,684	$202,184
Joseph M. Mahady	56,687	147,684	204,371
Bruce A. Peacock	48,698	147,684	196,382
James Huang	63,434	208,044	271,478
Brian D. Schreiber, M.D.	44,615	208,044	252,659
Daniel E. Geffken	41,209	208,044	249,253

(1)

The aggregate grant date fair value of such awards were computed in accordance with ASC Topic 718 and do not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 15 of the Audited Consolidated Financial Statements appearing elsewhere herein. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(2)

As of December 31, 2019, Messrs. Leone and Mahady each held options to purchase 73,019 shares of our common stock, Mr. Peacock held options to purchase 73,136 shares of our common stock, and Messrs. Huang and Geffken and Dr. Schreiber each held options to purchase 60,000 shares of our common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2019 the number of shares of our common stock issuable upon exercise of outstanding awards under our 2011 Plan. Except as described in footnote 2 to the table, there are no equity incentive plans not approved by security holders (other than our 401(k) Plan under which we matched in shares of our common stock to mid-2017), and that line of the table has been omitted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders

2011 Long-Term Incentive Plan	5,411,564	$5.75	447,684

2007 Long-Term Incentive Plan (1)	24	$885.50	-

Equity compensation plans not approved by security holders

Inducement Grant (2)	10,243	$46.60	-

Total	5,421,831	$5.83	447,684

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

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth information as of April 1, 2020 regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our named executive officers and directors; and

●	all of our executive officers as a group.

The percentage of common stock outstanding is based on 41,091,532 shares of our common stock outstanding as of April 1, 2020. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of April 1, 2020 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Windtree Therapeutics, Inc. 2600 Kelly Road, Suite 100, Warrington, PA 18976.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
Greater than 5% Stockholder
Lee’s Pharmaceutical Holdings Limited (1)	15,558,385	36.87%
Panacea Venture Healthcare Fund I L.P. (2)	8,634,147	19.83%
Bioengine Capital (3)	4,683,586	11.09%
Ivy Blue Holding Limited (4)	4,336,790	10.55%
Tyrus-DA Global Healthcare No. 1 (5)	3,795,205	8.96%
Hongtao Investment-I Ltd (6)	2,980,132	7.25%

Directors and Named Executive Officers
James Huang (2)	8,885,433	20.40%
John R. Leone (7)	50,060	*
Joseph M. Mahady (8)	50,029	*
Bruce A. Peacock (9)	50,146	*
Brian D. Schreiber, M.D.	20,000	*
Daniel E. Geffken	20,000	*
Craig Fraser (10)	535,763	1.29%
Steven G. Simonson, M.D. (11)	301,074	*
John A. Tattory (12)	296,160	*

Executive Officers and Directors as a group (10 persons)	10,368,518	23.98%

* Less than 1%

(1)

Includes 66,900 shares of common stock and 66,900 Series A-1 Warrants to purchase 66,900 shares of common stock held directly by Lee’s Pharmaceutical Holdings Limited, or Lee’s exercisable within 60 days of April 1, 2020, (ii) 4,008,234 shares of common stock, 307,859 Series F Warrants to purchase 307,859 shares of common stock exercisable within 60 days of April 1, 2020, 597,610 Series G Warrants to purchase 597,610 shares of common stock exercisable within 60 days of April 1, 2020, and 135,417 Series C warrants to purchase 135,417 shares of common stock exercisable within 60 days of April 1, 2020, held by LPH II Investments Limited, or LPH II , (iii) 8,063,861 shares of common stock held by China Cardiovascular Interest Limited, or China Cardiovascular, and (iv) 2,311,604 shares of common stock held by LPH Investments Ltd., or LPH. Lee’s may be deemed to have beneficial ownership of the shares held by LPH II due to its ownership of 100% of LPH II and the shares of common stock held by China Cardiovascular may be deemed to be beneficially owned by Lee’s by virtue of its 100% ownership of Pharmaceutical International Limited, which owns 100% of the equity interests of China Cardiovascular. Lee’s holds a 74% interest in LPH and, accordingly, Lee’s may be deemed to beneficially own the shares held by LPH. LPH II is currently unable to exercise the Series C, F and G warrants due to an ownership cap restriction and Lee’s Series A-1 Warrants are subject to a 9.99% ownership cap. Other than for purposes of Rule 13d-3 of the Act, Lee’s disclaims beneficial ownership of the shares of common stock and warrants, as applicable, except to the extent of its pecuniary interest therein, as applicable. Mses. Lee Siu Fong and Leelalertsuphakun Wanee are executive directors, Dr. Li Xiaoyi is an executive director and the chief executive officer, Mr. Simon Miles Ball is a non-executive director, and Drs. Chan Yau Ching (Bob) and Tsim Wah Keung (Carl) and Mr. Lam Yat Cheong are the independent directors, of Lee’s, or the Lee’s Directors. The Lee’s Directors and the shareholders of Lee’s have shared voting and investment power over the shares held by Lee’s. The address for Lee’s, LPH, LPH II and China Cardiovascular is 1/F, Building 20E, Phase 3, Hong Kong Science Park, Shatin, Hong Kong.

(2)

Includes 6,182,974 shares of common stock, 187,500 shares of common stock issuable upon exercise of Series D Warrants exercisable within 60 days of April 1, 2020, 769,649 shares of common stock issuable upon exercise of Series F Warrants exercisable within 60 days of April 1, 2020, and 1,494,024 shares of common stock issuable upon exercise of Series G Warrants exercisable within 60 days of April 1, 2020 held by Panacea Venture Healthcare Fund I, L.P., or the Panacea Fund. Panacea Venture Healthcare Fund GP I, L.P. or the Immediate GP, is the general partner of the Panacea Fund, Panacea Venture Healthcare Fund GP Company, Ltd., or the Parent GP, is the general partner of the Immediate GP, and Panacea Venture Management Company Ltd., or the Management Company and together with the Panacea Fund, the Immediate GP and the Parent GP, the Panacea Entities, is the management company of the Immediate GP and together with Parent GP, and the Immediate GP may be deemed to have beneficial ownership over the shares of our common stock held by the Panacea Fund. Mr. Huang serves as a director of the Panacea Fund and may be deemed to beneficially own the shares held by the Panacea Fund. Mr. Huang expressly disclaims beneficial ownership of the securities reported herein, except to the extent of his pecuniary interest therein, if any. In addition, the Management Company holds 187,500 Series D Warrants to purchase 187,500 shares of our common stock exercisable within 60 days of April 1, 2020. Each of the Series D Warrants, the Series F Warrants and the Series G Warrants are subject to a 9.99% beneficial ownership cap and are currently unable to be exercised due to such ownership cap. The Panacea Entities may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act. Mr. Huang and Hai Mi serve as directors of the Parent GP and the Management Company. Mr. Huang, Hai Mi, and the shareholders of the Parent GP and Management Company have shared voting and investment power over the shares held by the Panacea Fund. The address of the Panacea Fund, Immediate GP, Parent GP and the Management Company is #6 Lane 1350 Middle Fuxing Rd., Xuhui District, Shanghai, China 200319.

(3)

Includes 3,551,750 shares of common stock, 384,824 shares of common stock issuable upon exercise of Series F Warrants exercisable within 60 days of April 1, 2020 and 747,012 shares of common stock issuable upon exercise of Series G Warrants exercisable within 60 days of April 1, 2020 held by Bioengine Capital Inc. Center Laboratories, Inc. may be deemed to beneficially own the shares held by Bioengine Capital, Inc. by virtue of its 58.6% equity interest in Bioengine Capital Inc. Center Laboratories, Inc. and all the other shareholders and directors of Bioengine Capital Inc. have shared voting and investment power over the shares held by Bioengine Capital Inc. The address of Bioengine Capital and Center Laboratories, Inc. is 7F, No. 3-2 Park St., Nangang District, Taipei City 1 14 Taiwan, Republic of China.

(4)

Includes 4,336,790 shares of common stock owned directly by Ivy Blue Holdings Limited, which is a wholly owned subsidiary of KPCB China Fund II, L.P. KPCB China Associates II, L.P. is the general partner of KPCB China Fund II, L.P. and KPCB China Holdings II, Ltd. is the general partner of KPCB China Associates II, L.P. The directors of KPCB China Holdings II, Ltd. are Brook Byers, Wen Hsieh, James Huang and Theodore Schlein, or the China Holdings Directors. By virtue of these relationships, Brook Byers, Wen Hsieh, James Huang and Theodore Schlein may be deemed to indirectly beneficially own the securities held by Ivy Blue Holdings Limited; however, each disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The China Holdings Directors and all the shareholders of China Holdings II, Ltd. have shared voting and investment power over the shares held by Ivy Blue Holdings Limited. The address of Ivy Blue Holdings Limited, KPCB China Fund II, L.P., KPCB China Associates II, L.P. and KPCB China Holdings II, Ltd. is No 6 Lane 1350 Middle Fuxing Rd., Xuhui District, Shanghai, China 200319.

(5)

Includes 2,530,137 shares of common stock, 430,123 Series F Warrants to purchase 430,123 shares of common stock exercisable within 60 days of April 1, 2020, and 834,945 Series G Warrants to purchase 834,945 shares of common stock exercisable within 60 days of April 1, 2020. The address of Tyrus-DA Global Healthcare No. 1 is #1901 Trade Tower, Yeongdongdaero 511 Gangam-Gu, Seoul, Korea 06164.

(6)	The address of Hongtao Investment Ltd. is Room B, 43/F, 2A Seymour Road, Azura, Hong Kong.

(7)

Includes 16,212 shares of common stock, 179 Series A Warrants to purchase 179 shares of common stock exercisable within 60 days of April 1, 2020, 650 Series A-1 Warrants to purchase 650 shares of common stock exercisable within 60 days of April 1, 2020 and options to purchase 33,019 shares of common stock exercisable within 60 days of April 1, 2020.

(8)

Includes 16,160 shares of common stock, 850 Series A-1 Warrants to purchase 850 shares of common stock exercisable within 60 days of April 1, 2020, and options to purchase 33,019 shares of common stock exercisable within 60 days of April 1, 2020.

(9)

Includes 16,160 shares of common stock, 850 Series A-1 Warrants to purchase 850 shares of common stock exercisable within 60 days of April 1, 2020, and options to purchase 33,136 shares of common stock exercisable within 60 days of April 1, 2020.

(10)

Includes 62,931 shares of common stock, 350 Series A-1 Warrants to purchase 350 shares of common stock exercisable within 60 days of April 1, 2020, and options to purchase 439,149 shares of common stock exercisable within 60 days of April 1, 2020.

(11)

Includes 30,888 shares of common stock, 60 Series A Warrants to purchase 60 shares of common stock exercisable within 60 days of April 1, 2020, 150 Series A-1 Warrants to purchase 150 shares of common stock exercisable within 60 days of April 1, 2020 and options to purchase 253,309 shares of common stock exercisable within 60 days of April 1, 2020 .

(12)

Includes 26,635 shares of common stock, 30 Series A Warrants to purchase 30 shares of common stock exercisable within 60 days of April 1, 2020, and options to purchase 252,828 shares of common stock exercisable within 60 days of April 1, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, during our last three fiscal years or currently proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded $120,000; and

●	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described where required under the sections titled “Management—Board Leadership Structure” and “Executive Compensation.”

Lee’s Pharmaceutical Holdings Limited and Affiliates

We have received substantial support from Lee’s, our largest shareholder. Lee’s is a company incorporated in the Cayman Islands with limited liability, whose common stock is listed on the Hong Kong Stock Exchange, and which along with its affiliates currently owns approximately 35% of our issued and outstanding common stock.

On March 18, 2020, we entered into a binding term sheet with Lee’s (HK), a wholly-owned subsidiary of Lee’s,  that provides that in connection with the development of AEROSURF, Lee’s (HK) will make non-refundable payments to us of up to $3.9 million prior to September 1, 2020 (subject to reduction to $2.8 million in certain events) to fund the development of AEROSURF for the period of April 1, 2020 through September 30, 2020. The term sheet also provides that we and Lee’s (HK) will negotiate in good faith to determine the terms of definitive agreement prior to September 1, 2020, which will also set forth additional semi-annual non-refundable payments to fund the continued development of AEROSURF after September 30, 2020.

On December 6, 2019, in connection with the December 2019 Private Placement, we issued and sold 1,655,629 shares of our common stock to LPH II, a wholly-owned subsidiary of Lee’s, for an approximate aggregate purchase price of $5 million, including the conversion of $2.95 million of existing debt obligations on the same terms as the other select institutional investors. In addition, we also issued 827,815 Series I Warrants to purchase 827,815 shares of our common stock at an exercise price of $4.03 per share to LPH II. Lee’s and its affiliate, LPH II, are beneficial owners of more than 5% of our capital stock.

On October 24, 2019, we entered into a Loan Agreement with LPH II, a Cayman Islands company. Under the Loan Agreement, LPH II agreed to lend us $1,000,000, or the 2019 Loan, to support our operations while we sought to complete a strategic transaction (as defined in the Loan Agreement). The 2019 Loan, which was funded in a single installment by wire transfer on October 28, 2019, accrued interest at a rate of 6% per annum and matured upon the closing date of the December 2019 Private Placement, which qualified as the strategic transaction under terms defined in the Loan Agreement. We repaid the 2019 Loan in full upon consummation of the December 2019 Private Placement.

Lee’s also supported our development activities and operations with loans made through certain subsidiaries as follow: August 2017, $3.9 million loaned by Lee’s (HK); January and March 2018, $1.5 million and $1 million, respectively, loaned by LPH; on August 14, August 29, September 12, September 27, October 19, November 2, and November 19, 2018, $0.3 million, $0.48 million, $0.5 million, $0.5 million, $0.43 million, $0.5 million, and $0.35 million, respectively, loaned by LPH; and on December 5, 2018, $0.6 million, loaned by LPH II, to support our development activities and operations while we pursued our potential strategic transaction with CVie Therapeutics. The loans accrued interest at a rate per annum of 6% and were collateralized by a security interest in substantially all our assets under the terms of a Security Agreement dated March 1, 2018. These loans were repaid in full and extinguished in connection with the 2018 Private Placement Financing.

During 2018, we engaged in active diligence and discussions with CVie Therapeutics, a Taiwan corporation organized under the laws of China, to potentially conclude a strategic transaction. At that time, Lee’s owned approximately 49% of the outstanding capital stock of CVie Therapeutics, but because of the potential conflict of interest, did not participate in the negotiations and agreed to be bound by the terms otherwise reached between ourselves and CVie Therapeutics, which was represented by James Huang, an independent director.

On December 21, 2018, we closed the CVie Acquisition with CVie Investments, an exempted company with limited liability incorporated under the laws of the Cayman Islands. Under the terms of the Acquisition Agreement, we issued shares of our common stock, to CVie Investments’ former shareholders at an exchange ratio of 0.3512 share of common stock for each share of CVie Investments outstanding prior to the acquisition, resulting in the issuance of 16,256,060 shares of common stock in exchange for the outstanding shares of CVie Investments. The CVie Acquisition closed on December 21, 2018.

Lee’s, through its wholly-owned subsidiary China Cardiovascular Focus Limited, or CCF, owned approximately 49% of the outstanding capital stock of CVie Therapeutics, but because of the potential conflict of interest, did not participate in the negotiations and agreed to be bound by the terms otherwise reached between ourselves and CVie Therapeutics, which was represented by James Huang, an independent director. To facilitate the transaction, Lee’s committed to maintain in place collateral previously pledged to secure certain of CVie’s debt and agreed to provide an indemnity agreement to protect our shareholders and holders of certain warrants, as discussed above.

In connection with the CVie Acquisition, CCF received 8,063,861 shares of our common stock, for an approximate aggregate purchase price of $33.5 million, in exchange for its shares of CVie Therapeutics. In addition, LPH II, a wholly- owned subsidiary of Lee’s, converted $6 million of existing debt obligations in the CVie Acquisition on the same terms as the other investors party to the Securities Purchase Agreement dated December 21, 2018, whereby we issued to LPH II (i) 1,810,938 shares of our common stock, (ii) 307,859 Series F Warrants to purchase 307,859 shares of our common stock at an exercise price of $3.68 per share, and (iii) 597,610 Series G Warrants to purchase 597,610 shares of our common stock at an exercise price of $4.05 per share.

We are also party to a License, Development and Commercialization Agreement, as amended, with Lee’s (HK), a company organized under the laws of Hong Kong and an affiliate of Lee’s, whereby we have granted to Lee’s (HK) an exclusive license to sublicense (i) develop, manufacture and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for RDS in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes China, Japan, Hong Kong, Thailand, Taiwan and 12 other countries. See “Item 1—Business—Material Licenses and Collaborations” for a more detailed description.

Panacea Venture Healthcare Fund I L.P.

On December 6, 2019, in connection with the December 2019 Private Placement, we issued and sold 1,655,629 shares of our common stock to Panacea Venture Healthcare Fund I L.P., or Panacea L.P., for an approximate aggregate purchase price of $5.0 million. In addition, we also issued 827,815 Series I Warrants to purchase 827,815 shares of our common stock at an exercise price of $4.03 to Panacea L.P. Panacea L.P. is a beneficial owner of more than 5% of our capital stock. In addition, our director, James Huang, is a director of Panacea L.P.

Other Transactions

We have granted stock options to our named executive officers and certain of our directors. See “Item 11—Executive Compensation - Outstanding Equity Awards at Fiscal Year-End” for a description of these stock options.

We have entered into change of control and severance agreements with certain of our executive officers that provide for certain severance and change in control benefits. See “Item 11—Executive Compensation - Executive Employment Agreements.”

Control by Officers and Directors

Our officers and directors and their affiliates beneficially own, in the aggregate, approximately 23.74% of our outstanding common stock as of April 1, 2020 . As a result, in certain circumstances, these stockholders acting together may be able to determine matters requiring approval of our stockholders, including the election of our directors, or they may delay, defer or prevent a change in control. See “Item 12—Security Ownership of Certain Beneficial Owners and Management” for more information.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements, our Amended and Restated Certificate of Incorporation, or the Certificate of Incorporation, and our By-Laws require us to indemnify directors to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, during the years ended December 31, 2019 and 2018:

Fee Category	2019	% of Total	2018	% of Total
Audit fees	$796,000	99.8%	$475,000	51.6%
Audit-related fees	$-	-%	$445,000	48.4%
Other	$1,940	0.2%	$-	-%
Total fees	$797,940	100.0%	$920,000	100.0%

Audit fees are fees for the audit of our annual consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-related fees are fees for services related to registration statements and other offering memoranda and accounting consultations.

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

INDEX TO EXHIBITS

The following exhibits are included with this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2018).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Windtree’s Form 8-K filed on April 18, 2016).

4.1	Form of Warrant dated October 10, 2014 (incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014).

4.2	Form of Series A Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.3	Form of Series B Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.4	Form of Series A-1 Warrant dated February 13, 2017 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017).

4.5	Form of Series C Warrant dated April 4, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

4.6	Form of Series D Warrant dated July 2, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

4.7	Form of Series E Warrant dated December 11, 2018 (incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

4.8	Form of Series F Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.9	Form of Series G Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.10	Form of Series H Warrant dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.11	Form of Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

4.12*	Description of Securities.

10.1†

Sublicense Agreement dated October 28, 1996 between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to Windtree’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375)).

10.2†

Amended and Restated License Agreement dated March 28, 2008, between Windtree and Philip Morris USA Inc. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008).

10.3†

License Agreement dated March 28, 2008, between Windtree and Philip Morris Products S.A. (incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008).

10.4†

Amended and Restated Sublicense and Collaboration Agreement dated December 3, 2004, between Windtree and Laboratorios del Dr. Esteve, S.A. (incorporated by reference to Exhibit 10.28 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005).

10.5†

Amended and Restated Supply Agreement dated December 3, 2004, between Windtree and Laboratorios del Dr. Esteve, S.A. (incorporated by reference to Exhibit 10.29 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005).

10.6†

License, Development and Commercialization Agreement dated June 12, 2017, between Windtree and Lee’s Pharmaceutical (HK) Ltd. (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 21, 2017).

10.7†

Amendment No. 1 dated August 14, 2017 to the License Development and Commercialization Agreement between Windtree and Lee’s Pharmaceutical (HK) Ltd. dated June 12, 2017 (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 14, 2017).

10.8#	Windtree’s 2011 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2018).

10.9#

Form of Employee Option Agreement under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012).

10.10#*	Form of Non-Employee Director Option Agreement under Windtree’s 2011 Long-Term Incentive Plan.

10.11#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015).

10.12#

Form of Restricted Stock Unit Award Agreement for Employees under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018).

10.13#

Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.14#

Inducement Stock Option Award Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.15#

Amendment dated March 13, 2018, to Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.16#

Employment Agreement dated December 19, 2014, between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015).

10.17#

Amendment dated December 29, 2014 to Employment Agreement dated December 19, 2014, effective as of April 1, 2015, between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015).

10.18#

Amendment dated March 13, 2018, to Employment Agreement dated December 19, 2014 between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.19#

Employment Agreement dated March 21, 2014, between Windtree and John A. Tattory (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 12, 2014).

10.20#

Amendment dated December 29, 2014 to Employment Agreement dated March 21, 2014, effective as of April 1, 2015, between Windtree and John A. Tattory (incorporated by reference to Exhibit 10.19 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015).

10.21#

Amendment dated March 13, 2018 to Employment Agreement dated March 21, 2014 between John A. Tattory (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.22#

Form of Indemnification Agreement between Windtree and certain named executive officers and directors (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.23

Form of Indemnification Agreement between Windtree and certain named directors (incorporated by reference to Exhibit 10.23 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.24

Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibits 10.1 and 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007).

10.25

Second Amendment to Lease Agreement dated January 3, 2013 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013).

10.26

Fourth Amendment to Lease Agreement dated April 29, 2016, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 31, 2016).

10.27

Fifth Amendment to Lease Agreement dated February 23, 2018, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 1, 2018).

10.28†

Master Services Agreement dated October 24, 2013 between Windtree and DSM Pharmaceuticals, Inc. (now known as Patheon Manufacturing Services LLC) (incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2013).

10.29†

Supply Agreement dated December 22, 2010 between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010).

10.30

Exchange and Termination Agreement dated October 27, 2017, between Windtree and Deerfield (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.31

Registration Rights Agreement dated October 27, 2017, between Windtree and LPH Investments Limited (incorporated by reference to Exhibit 99.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.32

Registration Rights Agreement dated March 30, 2018, between Windtree and LPH II Investments Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

10.33

Payment Restructuring Agreement effective December 7, 2018, between Windtree and Battelle Memorial Institute (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 7, 2018).

10.34

Loan Agreement dated October 25, 2018, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co., Ltd. (incorporated by reference to Exhibit 10.34 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.35

Shareholder Loan Agreement dated April 24, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.35 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.36

Shareholder Loan Agreement dated September 20, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.36 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.37

Shareholder Loan Agreement dated October 26, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.37 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.38

Shareholder Loan Agreement dated November 16, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.38 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.39

Merger Agreement dated December 21, 2018, between Windtree, WT Acquisition Corp., and CVie Investments Limited (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.40

Indemnification Letter Agreement dated December 21, 2018, between Windtree and Lee’s Pharmaceutical Holdings Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.41

Securities Purchase Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.42

Registration Rights Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.43

Loan Agreement dated October 24, 2019 between Windtree and LPH II Investments Ltd. (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on October 28, 2019).

10.44

Form of Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.45

Form of Registration Rights Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.46#*	Employment Agreement dated March 1, 2020, between Windtree and Eric Curtis.

10.47*	Amendment to No. 1 dated February 20, 2020 to the Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto.

21.1	Subsidiaries of Windtree (incorporated by reference to Exhibit 21.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# Compensation Related Contract.

† Confidential treatment received for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTREE THERAPEUTICS, INC.

Date: April 2, 2020	By:	/s/ Craig Fraser
Craig Fraser, Director, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ Craig Fraser Craig Fraser	Director, President, and Chief Executive Officer (Principal Executive Officer)	April 2, 2020

/s/ John Tattory John Tattory	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2020

/s/ James Huang James Huang	Director (Chairman of the Board)	April 2, 2020

/s/ John R. Leone John R. Leone	Director	April 2, 2020

/s/ Joseph M. Mahady Joseph M. Mahady	Director	April 2, 2020

/s/ Bruce A. Peacock Bruce A. Peacock	Director	April 2, 2020

/s/ Brian D. Schreiber Brian D. Schreiber, M.D.	Director	April 2, 2020

/s/ Daniel E. Geffken Daniel E. Geffken	Director	April 2, 2020

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Windtree Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Windtree Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02, Leases

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

April 2, 2020

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$22,578	$11,187
Available-for-sale marketable securities	-	13,959
Prepaid expenses and other current assets	1,283	507
Total current assets	23,861	25,653

Property and equipment, net	798	802
Restricted cash	154	171
Operating lease right-of-use assets	1,390	-
Intangible assets	77,090	77,090
Goodwill	15,682	15,682
Total assets	$118,975	$119,398

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,708	$3,420
Collaboration and device development payable, net	1,972	2,576
Accrued expenses	3,226	6,465
Operating lease liabilities - current portion	750	-
Deferred revenue - current portion	-	198
Loans payable - current portion	161	7,974
Total current liabilities	7,817	20,633

Operating lease liabilities - non-current portion	794	-
Loans payable - non-current portion	4,608	-
Restructured debt liability - contingent milestone payments	15,000	15,000
Deferred tax liabilities	15,821	15,476
Other liabilities	-	175
Total liabilities	44,040	51,284

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2019 and December 31, 2018; 41,091,606 and 32,133,263 shares issued at December 31, 2019 and December 31, 2018, respectively; 41,091,532 shares and 32,133,189 shares outstanding at December 31, 2019 and December 31, 2018, respectively	41	32
Additional paid-in capital	763,070	728,783
Accumulated deficit	(685,122)	(657,647)
Treasury stock (at cost); 74 shares	(3,054)	(3,054)
Total stockholders' equity	74,935	68,114
Total liabilities & stockholders' equity	$118,975	$119,398

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018

Revenues:
Grant revenue	$-	$765
License revenue with affiliate	198	1,023
Total revenues	198	1,788

Expenses:
Research and development	12,687	10,562
General and administrative	12,404	7,421
Total operating expense	25,091	17,983
Operating loss	(24,893)	(16,195)

Other income / (expense):
Net loss on debt extinguishment	(1,794)	(3,345)
Interest income	153	15
Interest expense	(495)	(1,409)
Other (expense) / income, net	(446)	401
Other expense, net	(2,582)	(4,338)

Net loss	$(27,475)	$(20,533)

AEROSURF warrant dividend	-	(12,505)
Deemed dividend on Series A preferred stock	-	(1,718)

Net loss attributable to common shareholders	$(27,475)	$(34,756)

Net loss per common share
Basic and diluted	$(0.84)	$(7.74)

Weighted average number of common shares outstanding
Basic and diluted	32,784	4,493

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2017	3	$-	3,227	$3	$616,245	$(637,114)	-	$(3,054)	$(23,920)
Net Loss	-	-	-	-	-	(20,533)	-	-	(20,533)
Preferred stock conversions	(3)	-	135	-	-	-	-	-	-
Issuance of common stock, Share Purchase Agreement, April 2018	-	-	542	1	2,540	-	-	-	2,541
Issuance of common stock and warrants, Share Purchase Agreement, December 2018, net of issuance costs	-	-	11,786	12	41,101	-	-	-	41,113
Issuance of common stock, placement agent	-	-	114	-	-	-	-	-	-
Issuance of common stock, CVie Acquisition	-	-	16,265	16	67,484	-	-	-	67,500
Vesting of restricted stock units	-	-	95	-	-	-	-	-	-
Withholding tax payments related to net share settlements of restricted stock units	-	-	(31)	-	(155)	-	-	-	(155)
Issuance of warrants, equity consideration in debt issuance	-	-	-	-	417	-	-	-	417
Issuance of warrants, equity consideration in payable restructuring	-	-	-	-	196	-	-	-	196
Stock-based compensation expense	-	-	-	-	955	-	-	-	955
Balance - December 31, 2018	-	$-	32,133	$32	$728,783	$(657,647)	-	$(3,054)	$68,114
Net Loss						(27,475)			(27,475)
Issuance of common stock and warrants, Share Purchase Agreement, December 2019, net of issuance costs	-	-	8,750	9	27,717	-	-	-	27,726
Issuance of common stock, placement agent	-	-	96	-	-	-	-	-	-
Vesting of restricted stock units	-	-	112	-	-	-	-	-	-
Withholding tax payments related to net share settlements of restricted stock units	-	-	-	-	(151)	-	-	-	(151)
Stock-based compensation expense	-	-	-	-	6,721	-	-	-	6,721
Balance - December 31, 2019	-	$-	41,091	$41	$763,070	$(685,122)	-	$(3,054)	$74,935

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,475)	$(20,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss on extinguishment of debt	1,794	3,345
Recognition of deferred revenue	(198)	(1,093)
Depreciation	195	160
Amortization of debt discount	163	863
Stock-based compensation	6,721	955
Non-cash lease expense	917	-
Net realized gain on sale of marketable securities	(75)	-
Gain on sale of equipment	-	(9)
Changes in:
Prepaid expenses and other current assets	688	302
Accounts payable	(2,468)	997
Collaboration and device development payable	(767)	(510)
Accrued expenses	(3,191)	(276)
Operating lease liabilities	(974)	-
Other liabilities	7	18
Net cash used in operating activities	(24,663)	(15,781)

Cash flows from investing activities:
Sale of marketable securities	13,988	-
Purchase of marketable securities	-	(13,959)
Cash acquired in CVie acquisition	-	223
Purchase of property and equipment	(191)	-
Proceeds from sale of property and equipment	-	9
Net cash used in investing activities	13,797	(13,727)

Cash flows from financing activities:
Proceeds from private placement issuance of securities, net of expenses	22,982	32,893
Proceeds from loan payable, net of expenses	1,000	6,160
Repayment of loan payable	(2,063)	(160)
Proceeds from convertible note payable	-	1,500
Repayment of convertible note payable	-	(1,500)
Payments for taxes related to net share settlements of restricted stock units	(151)	(155)
Net cash provided by financing activities	21,768	38,738

Effect of exchange rates on cash and cash equivalents	472	88

Net increase/(decrease) in cash and cash equivalents	11,374	9,318
Cash, cash equivalents and restricted cash - beginning of year	11,358	2,040
Cash, cash equivalents and restricted cash - end of year	$22,732	$11,358

Supplementary disclosure of non-cash activity:
Prepayment of insurance through third-party financing	$708	$-

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 1 - The Company and Description of Business

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and pulmonary diseases. Our lead cardiovascular product candidate is istaroxime, a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure (AHF) and cardiogenic shock with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in diastolic and systolic function in phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration (FDA). Our lead pulmonary product candidate is AEROSURF® (lucinactant for inhalation), a novel drug/medical device combination for non-invasive delivery of our proprietary aerosolized KL4 surfactant, using our proprietary Aerosol Delivery System (ADS), technology for the treatment of respiratory distress syndrome (RDS), in premature infants. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS. We are also developing plans to study our proprietary KL4 surfactant for the treatment of lung injury resulting from severe COVID-19 infection if we are able to secure the required additional capital resources necessary to initiate and complete the study. Our other drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile.  We also have a number of pipeline preclinical product candidates that we are evaluating for progression into clinical development. We are pursuing a number of early exploratory research programs to identify potential product candidates, including oral (and intravenous) SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

Note 2 - Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the US (US GAAP) and include accounts of Windtree Therapeutics, Inc. and its wholly-owned subsidiaries (or the Company). Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. When necessary, prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Note 3 - Business Combination

On December 21, 2018 (the Acquisition Date), we completed the acquisition of all the capital stock of CVie Investments Limited (CVie Investments), an exempted company with limited liability incorporated under the laws of the Cayman Islands, by issuing 16,256,060 shares of its common stock (CVie Acquisition). The purchase price for the CVie Acquisition was approximately $67.5 million. We operate CVie and its wholly-owned subsidiary, CVie Therapeutics Limited (CVie Therapeutics, and together with CVie Investments, CVie), a Taiwan corporation organized under the laws of the Republic of China and CVie Investments’ operating company, as a subsidiary focused on development of drug product candidates in cardiovascular diseases. The CVie Acquisition was undertaken as part of a strategic initiative to create stockholder value and resulted from a multi-year process focused on identifying strategic opportunities, including potential strategic alliances, collaborations (primarily outside the United States), joint development opportunities, acquisitions, technology licensing arrangements, as well as potential combinations (including by merger or acquisition) or other corporate transactions.

In connection with the CVie Acquisition, our board of directors declared a dividend to the holders of record of outstanding shares of common stock, and holders of certain warrants to purchase common stock, that were outstanding on December 20, 2018 of 0.6148 Series H AEROSURF Warrant, for each share of common stock held by a shareholder or each warrant held by a warrant holder, as applicable, on the record date (AEROSURF Warrants). The AEROSURF Warrants are exercisable for an aggregate of 2,963,167 shares of common stock. Each AEROSURF Warrant has a term of five years and provides for automatic exercise into one share of common stock, without any exercise price, upon our public announcement of the dosing of the first human subject enrolled in our phase 3 clinical trial for AEROSURF. The AEROSURF Warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s own Equity, and have been classified as equity. The $12.5 million fair value at issuance of the AEROSURF Warrants was determined using the Black- Scholes option-pricing model. The input assumptions used in the valuation are the historical volatility of our common stock price, the expected term of the warrants of two and a half years based on the expected date of the first human subject enrollment in our phase 3 clinical trial for AEROSURF, and the risk-free interest rate based on the average two-year and three-year treasury bill rate in effect at the measurement date.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Significant Input Assumptions of Warrant Valuation
Historical volatility	116%
Expected term (in years)	2.5
Risk-free interest rate	2.62%

On the Acquisition Date, we entered into an indemnification letter agreement (the Indemnification Letter Agreement) with Lee’s Pharmaceutical Holdings Limited (Lee’s), pursuant to which Lee’s agreed to indemnify the holders of issued and outstanding shares of common stock on December 20, 2018 (the Indemnitees) for any loss, liability, damage or expense, including reasonable attorney’s fees and expenses incurred by us in connection with or, as a result of, any material inaccuracy in any representation or warranty made by CVie in the Merger Agreement (notwithstanding that the representations and warranties made by CVie do not survive after the closing of the merger). To secure Lee’s performance of this indemnity obligation, 984,000 of the shares issued to Lee’s affiliate in the Merger were placed in escrow with our transfer agent, Continental Stock Transfer & Trust Company for one year. The shares were released from escrow as of December 31, 2019.

The aggregate purchase price has been allocated based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The excess of the $67.5 million acquisition consideration over the acquired net assets was recorded as goodwill. The goodwill recorded is not deductible for tax purposes. The following table summarizes the allocation of the purchase price to the estimated fair value of the net assets acquired and liabilities assumed.

(in thousands)
Cash and cash equivalents	$193
Restricted cash	31
Prepaid expenses and other current assets	387
Property and equipment, net	76
Intangible assets	77,090
Total identifiable assets acquired	$77,777

Current liabilities	$(2,590)
Loans payable, current	(7,944)
Deferred tax liabilities, noncurrent	(15,418)
Other liabilities, noncurrent	(7)
Net identifiable assets acquired	51,818
Goodwill	15,682
Net assets acquired	$67,500

The acquired identifiable intangible assets consist of in-process research and development (“IPR&D”) of approximately $77.1 million with an indefinite useful life. See, Note 5 for further discussion.

From the Acquisition Date to December 31, 2018, we recorded net loss from the CVie Acquisition of approximately $0.5 million.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The following table presents unaudited consolidated pro forma results of operations based on our historical financial statements and adjusted for the acquisition of CVie as if it occurred on January 1, 2018. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of our operations would have been, nor are they indicative of the consolidated results of operations in the future.

Year Ended December 31,
(in thousands, except per share data)	2018

Pro forma net loss attributable to common shareholders	$(38,082)
Pro forma EPS - basic and diluted	$(1.20)

For the year ended December 31, 2018, net loss excludes the impact of transaction costs related to the CVie Acquisition and the impact of interest expense related to liabilities that were converted into common stock as part of the private placement.

Note 4 - Liquidity Risks and Management’s Plans

We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers.

We have incurred net losses since inception. Our net loss was $27.5 million and $20.5 million for the years ended December 31, 2019 and 2018 respectively. We expect to continue to incur operating losses for at least the next several years. As of December 31, 2019, we had an accumulated deficit of $685.1 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In the future, we will need to raise additional capital to continue funding our operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities and, other than the funding recently committed by Lee’s Pharmaceutical (HK) Ltd. (Lee’s (HK)) as discussed below, they are not considered probable. In the absence of such funding, we plan to strategically manage our uncommitted spend to execute our priorities and implement cost saving measures to reduce research and development expenditures which would include limiting or delaying or terminating preclinical and clinical studies or other development activities for our AEROSURF product candidates.

We recently entered into a binding commitment with Lee’s (HK), pursuant to which Lee’s HK will provide financing for the development of AEROSURF beginning April 1, 2020 through September 30, 2020.  We are in the process of negotiating a definitive agreement with Lee’s HK to set forth additional funding beyond September 30, 2020 through study completion.  If we are unsuccessful at finalizing a definitive agreement with Lee’s HK or if we are successful but Lee’s HK subsequently terminates the agreement beyond September 30, 2020, our board of directors has approved a plan to suspend or terminate AEROSURF development until such time as we are able to secure the capital required to fund the program.

Management considers the successful implementation of these plans and efforts to manage uncommitted spending, including AEROSURF development, and to carry out necessary cost saving measures to be probable. Therefore, we expect our plans will enable our cash and cash equivalents as of the filing of our Annual Report on Form 10-K to be sufficient to fund operations through at least the next twelve months.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Our funding requirements, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue the plans described above, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, including as a result of market volatility following the COVID-19 outbreak. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

Note 5 - Accounting Policies and Recent Accounting Pronouncements

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The following table represents identifiable intangible assets as of December 31, 2019 and 2018:

(in thousands)	Carrying Value

Istaroxime drug candidate	$22,340
Rostafuroxin drug candidate	54,750
Total	$77,090

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate its carrying value may be impaired.

When testing our goodwill and indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting unit and indefinite-lived intangible assets are less than the respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessments that it is more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets are less than their respective carrying values, we perform a quantitative analysis. When conducting our annual impairment test of goodwill and indefinite-lived intangible assets as of December 1, 2019, we elected to perform quantitative assessments.

The Company consists of one reporting unit.  In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2019, we determined the fair value of our reporting unit based upon the quoted market price and related market capitalization of the Company’s common stock, adjusted for an estimated control premium. Based on the quantitative test performed, the fair value of our reporting unit exceeded its carrying value and no impairment loss was recognized.

When performing the quantitative impairment assessment for our indefinite-lived IPR&D intangible assets, we estimate the fair values of the assets using the multi-period excess earnings method (“MPEEM”). MPEEM is a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include: 1) the amount and timing of the projected net cash flows associated with the IPR&D assets, 2) the long-term growth rate, 3) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and 4) the tax rate, which considers geographic diversity of the projected cash flows. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions resulting in future impairment charges related to our indefinite-lived intangible asset balances.

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets on December 1, 2019, we concluded that the assets were not impaired.

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income (expense). Foreign currency transactions resulted in losses of approximately $0.5 million and $0.1 million, respectively, for the years ended December 31, 2019 and 2018.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Cash and Cash Equivalents

Cash and cash equivalents are held at domestic and foreign financial institutions and consist of liquid investments, money market funds, and US Treasury notes with a maturity from date of purchase of 90 days or less that are readily convertible into cash.

Marketable Securities

Marketable securities consist of investments in US Treasury securities. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We classify investments as available-for-sale pursuant to Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of comprehensive loss, until realized. Realized gains and losses are included in other income (expense) on a specific-identification basis. For the year ended December 31, 2019, we recognized $75,000 in realized gains and our unrealized gains and losses on marketable securities netted to zero. There were no realized or unrealized gains or losses on investments for the year ended December 31, 2018.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and restricted cash. The fair values of our cash equivalents are based on quoted market prices. The carrying amount of cash equivalents is equal to their respective fair values at December 31, 2019 and 2018, respectively. We determine the fair value of marketable securities on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. Accounts payable and accrued expenses are carried at cost, which approximates fair value because of their short maturity. The carrying amount of loans payable (including current installments) approximates fair value based on a comparison of interest rates on the loan to current market rates considering our credit risk.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Restricted Cash

Restricted cash consists principally of a $140,000 certificate of deposit held by our bank as collateral for a letter of credit in the same notional amount held by our landlord to secure our obligations under our Lease Agreement dated May 26, 2004 for our headquarters location in Warrington, Pennsylvania and $14,000 in deposits held by our landlord for our offices in Taipei, Taiwan, the former headquarters of CVie Therapeutics (see, - Note 18 - Commitments, for further discussion on our leases).

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

For contracts entered into on or after the effective date of ASC 842, at the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset.

We evaluate the classification of our leases as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the leased asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. A lease is classified as an operating lease if it does not meet any of these criteria. Currently, all of our leases are classified as operating leases.

Lease cost for our operating leases is recognized on a straight-line basis over the lease term. Included in lease cost are any variable lease payments incurred in the period that are not included in the initial lease liability and lease payments incurred in the period for any leases with an initial term of 12 months or less.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Long-lived Assets

Our long-lived assets, primarily consisting of intangible assets, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. When the undiscounted cash flows of an asset are less than its carrying value, an impairment is recorded and the asset is written down to estimated value. No impairment was recorded during the years ended December 31, 2019 and 2018 as management believes there are no circumstances that indicate the carrying amount of the assets will not be recoverable.

Collaborative Arrangements

We account for collaborative arrangements in accordance with applicable accounting guidance provided in ASC Topic 808, Collaborative Arrangements. See, - Note 16 - Collaboration, Licensing and Research Funding Agreements.

Restructured Debt Liability - Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (see, - Note 13 - Restructured debt liability), we have established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017 (Exchange and Termination Agreement), between ourselves and affiliates of Deerfield Management Company L.P. (Deerfield). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

Deferred Revenue

Deferred revenue represents amounts received prior to satisfying the revenue recognition criteria (see, Revenue recognition) and are recognized as deferred revenue in our balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Deferred revenue - current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Deferred revenue - noncurrent portion.

Deferred revenue primarily consists of amounts related to an upfront license fee received in July 2017 in connection with the License Agreement with Lee’s. The revenue was recognized as our performance obligations under the contract were met (see, Note 16 - Collaboration and Device Development Payment Restructuring, Licensing and Research Funding Agreements).

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Stock-based Compensation

Stock-based compensation is accounted for under the fair value recognition provisions of ASC Topic 718, Stock Compensation (ASC Topic 718). See, - Note 15 - Stock Options and Stock-based Employee Compensation, for a detailed description of our recognition of stock-based compensation expense. The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Warrant Accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Topic 815), as either derivative liabilities or equity instruments depending on the specific terms of the warrant agreement.

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

Preferred Stock

The issuance of Series A Convertible Preferred Stock (Preferred Shares) in the first quarter of 2017 resulted in a beneficial conversion feature. We recognized this feature by allocating the intrinsic value of the beneficial conversion feature, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Preferred Shares. As the Preferred Shares are immediately convertible by the holders, the discount allocated to the beneficial conversion feature was immediately accreted and recognized as a $3.6 million one-time, non-cash deemed dividend to the preferred shareholders during the first quarter of 2017.

An additional discount to the Preferred Shares of $4.5 million was created due to the allocation of proceeds to the Warrants which were issued with the Preferred Shares. This discount is amortized proportionately as the Preferred Shares are converted. For the year ended December 31, 2018, we recognized a non-cash deemed dividend to the preferred shareholders of $1.7 million related to the Preferred Shares converted during the period. As of December 31, 2018, there were no Preferred Shares remaining to be converted.

Convertible Note

The issuance on July 2, 2018 of a Secured Convertible Promissory Note (the Note) to Panacea Venture Management Company Ltd. (Panacea) with respect to a loan facility in the aggregate amount of $1.5 million resulted in a beneficial conversion feature. We recognized this feature by allocating the relative fair value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the Note. We recorded the Note as current debt at its face value of $1.5 million less debt discount consisting of (i) $0.4 million related to the beneficial conversion feature and (ii) $0.4 million in fair value of the warrants issued in connection with the Note. The discount was accreted to the $1.5 million loan over its term using the effective interest method (see, Note 11 - Loans Payable - Current Portion and Non-current Portion). On December 27, 2018, we repaid the Note in its entirety in cash of $1.5 million. As part of the extinguishment of debt, we recorded a gain on extinguishment of debt of approximately $0.4 million, relating to the reacquisition of the beneficial conversion option. The gain was calculated using the intrinsic value of the beneficial conversion option, which is the product of: (i) the difference between the common stock price on the date of extinguishment of $5.11 and the conversion price of $4.00, and (ii) 375,000 shares convertible into common stock.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. For the years ended December 31, 2019 and 2018, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 19.6 million and 14.4 million shares, respectively. As of December 31, 2019 and 2018, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

Segment and Geographic Information

We currently operate in one operating segment, which is the research and development of products focused on acute pulmonary and cardiovascular diseases, and the manufacture and commercial sales of approved products. We are managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. We do not operate separate lines of business with respect to our product candidates. We operate primarily in the US and Asia. License revenue with affiliate and grant revenue for the years ended December 31, 2019 and 2018 are generated in the US. Long-lived assets, consisting of intangible assets and goodwill of $77.1 million and $15.7 million, respectively, were located outside the US at December 31, 2019 and 2018.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 establishes ASC 842 which amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition for most leases and the disclosure of key information about leasing arrangements. ASC 842 was subsequently amended during 2018. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted the new standard using the required modified retrospective approach on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information is not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. Instead, the requirements of ASC 840 are presented for these prior periods. ASC 842 provides several optional practical expedients in transition. We elected the package of practical expedients which allowed us to not reassess our existing conclusions on lease identification, classification, and initial direct costs. Further, we elected to utilize the short-term lease exemption for all leases with an original term of 12 months or less, for purposes of applying the recognition and measurement requirements of the new standard. We also elected the practical expedient to not separate lease and non-lease components for all our leases. The adoption of this standard resulted in the recognition of operating lease liabilities and related right-of-use assets on our consolidated balance sheets of $2.2 million and $2.0 million, respectively, related to our operating leases. The adoption of ASC 842 also resulted in the elimination of deferred rent of approximately $72,000 and $139,000 in accrued expenses and other long-term liabilities, respectively, in our consolidated balance sheets. The adoption of the standard did not have a material impact on our consolidated statements of operations and consolidated statements of cash flows. Refer to Note 21 – Leases, for our current lease commitments.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted this guidance on January 1, 2019 and applied it to our annual impairment test, and any interim impairment tests, during the year ending December 31, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. Companies will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the valuation processes of Level 3 fair value measurements. However, companies will be required to additionally disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of assumptions used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments relating to additional disclosure requirements will be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intra-period tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020 and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements and related disclosures, but do not believe there will be a material impact upon adoption.

Note 6 - License Revenue with Affiliate

	Year Ended December 31,
(in thousands)	2019	2018

License revenue with affiliate	$198	$1,023

License revenue with affiliate for the years ended December 31, 2019 and 2018 represents revenue from a License Agreement with Lee’s (HK) and constitutes a contract with a customer accounted for in accordance with ASC Topic 606, which we adopted effective January 1, 2018 (see, Note 5 - Accounting Policies and Recent Accounting Pronouncements, and Note 16 - Collaboration, Licensing and Research Funding Agreements). There was no impact to License revenue with affiliate previously recognized as a result of the adoption of ASC Topic 606. All revenue related to the License Agreement was recognized as of the second quarter of 2019 and no future material performance obligations are due.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 7 - Fair Value Measurements

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

●	Level 1 - Quoted prices in active markets for identical assets and liabilities.
●

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are categorized in the table below as of December 31, 2019 and 2018:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2019	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,819	$1,819	$-	$-
U.S. Treasury notes	18,230	18,230	-	-
Total Assets	$20,049	$20,049	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2018	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$103	$103	$-	$-
U.S. Treasury notes	6,018	6,018
Available-for-sale marketable securities:
U.S. Treasury notes	13,959	13,959	-	-
Total Assets	$20,080	$20,080	$-	$-

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 8 – Property and Equipment

Property and equipment is comprised of the following:

	December 31,
(in thousands)	2019	2018

Manufacturing, laboratory & office equipment	$4,313	$4,359
Furniture & fixtures	390	390
Leasehold improvements	2,469	2,469
Subtotal	7,172	7,218
Accumulated depreciation and amortization	(6,374)	(6,416)
Property and equipment, net	$798	$802

Depreciation expense on property and equipment was $0.2 million in for each of the years ended December 31, 2019 and 2018.

Note 9 - Collaboration and Device Development Payable

Collaboration and device development payable represents amounts due to Battelle under a collaboration agreement related to the development of our phase 3 ADS (see, Note 16 - Collaboration, Licensing and Research Funding Agreements) and a Research and Development Services Agreement (RDSA) dated June 2012 for our prototype phase 2 ADS. As of December 31, 2019 and 2018, collaboration and device development payable was $2.0 million and $2.6 million, respectively, including accrued interest.

Restructuring of the Battelle Payables

On December 7, 2018, we entered into a payment restructuring agreement with Battelle Memorial Institute (Battelle) in which we agreed to the following: (i) the outstanding amounts owing under the Collaboration Agreement and RDSA (such amounts, the Battelle Payables) will continue to accrue interest at a rate of 6.0% per annum and shall be payable on a monthly basis or any unpaid interest shall be added to the balance of the Battelle Payables, (ii) we and Battelle will continue the development activities relating to AEROSURF under the RDSA, and we will prepay for services to be provided by Battelle until we have repaid $3.0 million of the Battelle Payables, after which time, services incurred shall be payable upon 30 days of receipt of the invoice, (iii) Battelle participated in the December 2018 Private Placement Financing for $1.0 million in a debt-equity exchange for a like amount of Battelle Payables (see, Note 14 - Stockholders’ Equity), (iv) upon the closing of the Private Placement Financing, we paid Battelle cash in the amount of $1.0 million and thereafter initiated payments totaling an aggregate $1.25 million payable in five equal, consecutive monthly installments of $0.25 million, and (v) increased the royalty cap previously set forth in the collaboration agreement from $25.0 million to $35.0 million. In addition, under the terms of the Battelle Payment Restructuring, we agreed to make two milestone payments to Battelle as follows: (i) upon enrollment of the first patient in the next AEROSURF clinical study (First Milestone), an amount equal to one half of the then-outstanding Battelle Payables (including unpaid interest), and (ii) when we complete the device technology transfer for the phase 3 ADS to Mack (Second Milestone), an amount equal to the then-outstanding Battelle Payables, including unpaid interest. If any amounts of the Battelle Payables remained unpaid by December 31, 2019, then all unpaid Battelle Payables would be due on January 7, 2020. Neither milestone was achieved as of December 31, 2019. On March 30, 2020, we and Battelle entered into an amendment to the Battelle Payment Restructuring such that the First Milestone would be payable no later than April 15, 2020 and the Second Milestone would be payable no later than September 1, 2020.

Management determined the payment restructuring agreement of the Battelle Payables does not represent a troubled debt restructuring as Battelle did not grant us a concession. Further, the payment restructuring agreement constitutes a debt modification as the restructured terms do not result in a substantially different instrument.

In connection with the payment restructuring agreement, we also issued to Battelle Series E Warrants (Series E Warrants) to purchase 75,000 shares of common stock, at an exercise price equal to $6.50 per share (the Exercise Price). The Series E Warrants may be exercised after the date of issuance through the 5-year anniversary of the date of issuance on December 11, 2023. The Series E Warrants may not be exercised to the extent that the holder thereof would, following such exercise or conversion, beneficially own more than 9.99% (or other percent as designated by each holder) of our outstanding shares of common stock. The Series E Warrants contain customary provisions that adjust the Exercise Price and the number of shares of common stock into which the Series E Warrants are exercisable in the event of a corporate transaction.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The Series E Warrants are derivatives that qualify for an exemption from liability accounting as provided for in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s own Equity, and have been classified as equity. The fair value at issuance of the Series E Warrants was determined using the Black-Scholes option-pricing model. The input assumptions used in the valuation are the historical volatility of our common stock price, the expected term of the warrants, and the risk-free interest rate based on the five-year treasury bill rate in effect at the measurement date.

Significant Input Assumptions of Warrant Valuation
Historical volatility	103%
Expected term (in years)	5
Risk-free interest rate	2.70%

As of December 31, 2019, we had accrued interest expense relating to the Battelle Payables of $0.4 million.

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

Note 10 - Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2019	2018

Research and development	$1,415	2,361
Professional fees	543	$2,473
Salaries, bonus & benefits	696	815
Manufacturing operations	183	212
Other	389	604
Total accrued expenses	$3,226	$6,465

Note 11 - Loans Payable - Current Portion and Non-current Portion

Loans Payable – Current Portion

2019 Loan

On October 24, 2019, we entered into a loan agreement with LPH II. Under the loan agreement, LPH II agreed to lend us $1.0 million, the 2019 Loan, to support our operations while we sought to complete a strategic transaction (as defined in the loan agreement). The 2019 Loan, which was funded in a single installment by wire transfer on October 28, 2019, accrued interest at a rate of 6% per annum and matured upon the closing date of the December 2019 private placement, which qualified as the strategic transaction under terms defined in the loan agreement. We repaid the 2019 Loan and related accrued interest in full upon consummation of the December 2019 Private Placement.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

2018 Loans

In January 2018 and March 2018, LPH Investments Limited (LPH), an affiliate of Lee’s, agreed to lend us $1.5 million and $1.0 million, respectively, or the First Quarter 2018 Loans, to support our AEROSURF development activities and sustain our operations while we sought to identify and advance one or more potential strategic initiatives as defined in the related loan agreements, or the Funding Event. The loans accrued interest at a rate of 6% per annum and would mature upon the earlier of the closing date of the Funding Event or December 31, 2018. To secure our obligations under these loans, we granted LPH a security interest in substantially all our assets pursuant to the terms of a security agreement dated March 1, 2018, or the LPH Security Agreement.

During the third and fourth quarters of 2018, LPH agreed to lend us funds, or the Third and Fourth Quarter 2018 Loans, to sustain our operations while we continued to work on a strategic transaction. Of the Third and Fourth Quarter 2018 Loans, the initial loan was funded on August 14, 2018 in the amount of $0.3 million, and subsequent Third and Fourth Quarter 2018 Loans were funded on the following dates and in the following amounts: August 29, 2018, in the amount of $0.48 million, September 12, 2018 in the amount of $0.5 million; September 27, 2018 in the amount of $0.5 million; October 19, 2018 in the amount of $0.43 million; November 2, 2018 in the amount of $0.5 million; November 19, 2018 in the amount of $0.35 million; and December 5, 2018 in the amount of $0.6 million. The loans accrued interest at a rate of 6% per annum and matured upon the earlier of (i) the closing date for the strategic transaction (as defined in the related loan agreements), provided that we were able to raise a minimum of $30 million in connection with such transaction, or (ii) March 31, 2019. In each case, we granted to LPH a security interest in substantially all of our assets pursuant to the terms of the LPH Security Agreement. Effective December 5, 2018, LPH assigned all outstanding loans to us to LPH II.

On December 21, 2018, as part of the December 2018 Private Placement Financing (see, “Private Placement Offerings”), we converted $6.0 million of existing loan payable obligations comprised of $2.5 million of the First Quarter 2018 Loans and $3.5 million of the Third and Fourth Quarter 2018 Loans into equity securities on the same terms as those of the investors in the December 2018 Private Placement Financing. The conversion of the loan payable to LPH II was treated as an extinguishment of debt and does not represent a capital transaction as the December 2018 private placement financing included third-party investors and all investors received identical terms. We recorded a loss on extinguishment of debt approximately $3.2 million. The loss was calculated as the difference between the aggregate fair value of the common stock and Series F and Series G Warrants on December 21, 2018 and the carrying value of the debt liabilities. The balance of the loans payable to LPH II of $160,000 was paid along with accrued interest of $182,000 on December 27, 2018. Following this conversion of the First Quarter 2018 Loans and the conversion and payoff of the Third and Fourth Quarter 2018 Loans into equity securities, the security interest granted under the LPH Security Agreement was discharged.

Assumption of LPH II debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $3.5 million of debt payable to LPH II.

From April 24, 2018 to November 16, 2018, CVie entered into four separate agreements to borrow an aggregate of approximately $3.5 million from LPH II on the following dates and in the following amounts $0.5 million in April 2018, or the April 2018 Loan; $0.3 million in September 2018, or the September 2018 Loan; $0.15 million in October 2018, or the October 2018 Loan; and $2.5 million in November 2018, or the November 2018 Loan. The April 2018 Loan, the September 2018 Loan, the October 2018 Loan and the September 2018 Loan were subsequently assigned to LPH II. The terms of the loan agreements are identical with interest, payable in cash upon maturity, at a rate of 4% per annum and maturing one year from the effective date of the respective loan agreement.

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 Loan and paid the remaining $50,000 balance plus accrued interest in April 2019. In December 2019, as part of the December 2019 Private Placement Financing (see, “Private Placement Offerings”), we converted the remaining $2.95 million related to the September 2018 Loan, October 2018 Loan, and November 2018 Loan on the same terms as the Investors of the December 2019 Private Placement Financing. In connection with the conversion of the LPH II debt, we issued: 976,821 shares of common stock based at $3.02 per share and Series I Warrants to purchase 488,411 shares of common stock, at an exercise price equal to $4.03 per share. The Series I Warrants are exercisable at any time after the sixth-month anniversary of the date of issuance and through the 5-year anniversary of the date of issuance. The conversion of the loan payable to LPH II is treated as an extinguishment of debt and does not represent a capital transaction as the December 2019 Private Placement Financing included third-party investors and all investors received identical terms. We recorded a loss on extinguishment of debt of approximately $1.8 million. The loss was calculated as the difference between the aggregate fair value of the common stock and Series I Warrants on December 6, 2019 and the carrying value of the debt liabilities. The accrued interest of $127,000 was paid in December 2019 and as of December 31, 2019 there are no remaining amounts outstanding.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Loan payable to Bank Direct Capital Finance

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we have financed $0.7 million of certain premiums at a 5.35% annual interest rate. As of December 31, 2019, the outstanding principal of the loan was $0.2 million. The remaining payments were made during the first quarter of 2020.

Loans Payable – Non-current Portion

Assumption of bank debt as part of the CVie Acquisition

As part of the CVie Acquisition, we assumed approximately $4.5 million in a bank credit facility.

In September 2016, CVie entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility was guaranteed by Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount. The guaranty was part of the O-Bank Facility; however, we do not have a written commitment from Lee’s to maintain the collateral. Interest, payable in cash on a monthly basis, is determined based on 90-day TAIBOR (the Taipei Interbank Offer Rate) plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended including the extension of the maturity date to March 2022. In addition to the extension of the maturity date, the total amount of the O-Bank Facility was decreased to approximately $5.0 million, and the interest rate was changed to the TAIBOR plus 1.17% and the term was changed to 24-month non-revolving. All amounts due under the O-Bank Facility will be payable upon the earlier of (i) six months after the expiration date or (ii) two years after the drawdown date.

As of December 31, 2019, the outstanding principal of the O-Bank Facility was approximately $4.6 million, and has subsequently been refinanced to mature in March 2022, therefore, the outstanding principal has been classified in Loans Payable - Non-current Portion.

Note 12 - Convertible Note Payable

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

We recorded the Note as current debt at its face value of $1.5 million less debt discounts consisting of (i) $0.4 million fair value of the warrants issued in connection with the Note and (ii) a $0.4 million beneficial conversion feature related to an embedded conversion option that had an effective conversion price that was less than the fair value of the underlying stock at the commitment date. The discount was being accreted to the $1.5 million loan over its term using the effective interest method. The Panacea Warrants were derivatives that qualified for an exemption from liability accounting as provided for in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity, and have been classified as equity.

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

Note 13 - Restructured Debt Liability

	December 31,	December 31,
(in thousands)	2019	2018

Restructured debt liability - contingent milestone payments	$15,000	$15,000

On November 1, 2017, we and Deerfield entered into an Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P. (Deerfield Loan) in the aggregate principal amount of $25 million and (ii) warrants to purchase up to 25,000 shares of our common stock at an exercise price of $786.80 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 71,111 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see, Note 5 - Accounting Policies and Recent Accounting Pronouncements). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 14 - Stockholders’ Equity

Private Placement Offerings

December 2019 Private Placement Financing

On December 6, 2019 we completed the December 2019 Private Placement Financing with select institutional investors, in which we issued and sold an aggregate of 8,749,999 shares of common stock at a price per share of $3.02, for an aggregate purchase price of approximately $26.4 million. Included in the purchase price, LPH II converted $2.95 million of existing debt obligations on the same terms as the other select institutional investors. In connection with this offering, we issued warrants, or the Series I Warrants, to purchase up to an aggregate of 4,375,002 shares of common stock at an exercise price equal to $4.03 per share, which are exercisable on the six-month anniversary of date of issuance and through the five-year anniversary of the date of issuance. The Series I Warrants (i) may be exercised for cash or on a cashless basis if there is no effective registration statement registering the resale of the warrant shares, (ii) may not be exercised to the extent that following such exercise, the holder would beneficially own more than 4.99% (or such other percent as designated by each holder not to exceed 19.99%) of our outstanding shares of common stock, and (iii) contain customary provisions that adjust the exercise price and the number of shares of common stock into which the Series I Warrants are exercisable in the event of a corporate transaction. Our Registration Statement on Form S-1, filed with the SEC on January 21, 2020, registered the 8,749,999 shares of common stock sold and 4,375,002 shares of common stock underlying the Series I Warrants.

December 2018 Private Placement Financing

On December 21, 2018, we completed a private placement offering with select institutional investors for the purchase of an aggregate of 11,785,540 shares of common stock at a price per share of $3.3132, for an aggregate purchase price of approximately $39.0 million, or the 2018 Private Placement Financing. Included in the purchase price, each of LPH II, an affiliate of Lee’s, and Battelle converted $6.0 million and $1.0 million, respectively, of existing debt obligations on the same terms as the other select institutional investors. In connection with this offering, we issued (i) Series F Warrants to purchase an aggregate of 2,003,541 shares of common stock at an exercise price equal to $3.68 per share, which are exercisable through the 18-month anniversary of the date of issuance, or the Series F Warrants, and (ii) Series G Warrants to purchase an aggregate of 3,889,229 shares of common stock at an exercise price equal to $4.05 per share, which are exercisable through the 5-year anniversary of the date of issuance, or the Series G Warrants and, together with the Series F Warrants, the December 2018 Warrants. The December 2018 Warrants (i) may not be exercised to the extent that following such exercise, the holder would beneficially own more than 9.99% (or other percent as designated by each holder) of our outstanding shares of common stock, and (ii) contain customary provisions that adjust the exercise price and the number of shares of common stock into which the December 2018 Warrants are exercisable in the event of a corporate transaction.

April 2018 Private Placement Financing

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Common Shares Reserved for Future Issuance

Common shares reserved for potential future issuance upon exercise of warrants

The chart below summarizes shares of our common stock reserved for future issuance upon the exercise of warrants:

	December 31,			Expiration
(in thousands, except price per share data)	2019	2018	Exercise Price	Date

Investors - December 2019 financing	4,375	-	$4.03	12/06/24
Investors - AEROSURF	2,963	2,963	$-	02/14/24
Investors - December 2018 financing - long-term	3,889	3,889	$4.05	12/04/23
Investors - December 2018 financing - short-term	2,004	2,004	$3.68	06/24/20
Battelle - 2018 payables restructuring agreement (1)	75	75	$6.50	12/07/23
Panacea Venture Management Company Ltd.	188	188	$4.00	07/02/23
LPH II Investments Limited	135	135	$5.52	04/04/25
Investors - February 2017 financing	352	352	$27.40	02/15/24
Investors - July 2015 financing	240	240	$196.00	07/22/22
Battelle - 2014 collaboration agreement	4	4	$1,400.00	10/10/24
Total	14,225	9,850

(1)	See, - Note 16 - Collaboration, Licensing and Research Funding Agreements, for further details on the Battelle collaboration agreement.

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

As of December 31, 2019 and 2018, we had 0.4 million and 1.5 million shares, respectively, available for potential future issuance under the 2011 Plan.

Note 15 - Stock Options and Stock-based Employee Compensation

Long-Term Incentive Plans

We have the 2011 Plan that provides for the grant of long-term equity and cash incentive compensation awards and replaced a 2007 Long-Term Incentive Plan.

There are 6.1 million shares of our common stock authorized under the 2011 Plan, of which 0.4 million shares remain available for issuance. Awards under the Plan may include stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units, other performance and stock-based awards, and dividend equivalents.

An administrative committee (the Committee - currently the Compensation Committee of the Board of Directors) or Committee delegates may determine the types, the number of shares covered by, and the terms and conditions of, such awards. Eligible participants may include any of our employees, directors, advisors or consultants.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Stock options and restricted stock units (RSUs) outstanding and available for future issuance are as follows:

	December 31,
(in thousands)	2019	2018

Stock Options and RSUs Outstanding
2011 Plan	5,412	4,558
Non-Plan	10	10
Total Outstanding	5,422	4,568

Available for Future Grants under 2011 Plan	448	1,453

No SARs, RSAs, other performance and stock-based awards, or dividend equivalents have been granted under the 2011 Plan. Although individual grants may vary, option awards generally are exercisable upon vesting, vest in a series of three successive, equal installments beginning with the first anniversary of the grant date, and have a 10-year term. Non-Plan stock options outstanding are in connection with the hiring of our Chief Executive Officer, Mr. Fraser, on February 1, 2016. Mr. Fraser was awarded an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4) and this inducement grant vested in a series of three successive, equal installments beginning with the first anniversary of the grant date, and has a 10-year term.

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data) Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2019	4,417	$6.73
Granted	1,146	3.33
Forfeited or expired	(246)	13.58
Outstanding at December 31, 2019	5,317	$5.87	9.0

Vested and exercisable at December 31, 2019	1,564	$9.78	8.9

Vested and expected to vest at December 31, 2019	5,075	$5.85	9.0

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2019	151	$4.29
Awarded	249	3.95
Cancelled	(144)	4.33
Vested	(151)	4.29
Unvested at December 31, 2019	105	$3.95

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Based upon application of the Black-Scholes option-pricing formula described below, the weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $3.34 and $3.39, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2019 and 2018 was $3.95 and $4.22, respectively. The total intrinsic value of options outstanding, vested, and exercisable as of December 31, 2019 are each $0.

Stock-Based Compensation

We recognized stock-based compensation expense in accordance with ASC Topic 718 of $6.7 million and $1.0 million, respectively, for each of the years ended December 31, 2019 and 2018.

Stock-based compensation expense was classified as follows:

	Year Ended December 31,
(in thousands)	2019	2018

Research and development	$1,932	$232
Selling, general and administrative	4,789	723
Total	$6,721	$955

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

	Year Ended December 31,
	2019	2018

Weighted average expected volatility	95%	93%
Weighted average expected term (years)	6.6	7.0
Weighted average risk-free interest rate	2.6%	2.7%
Expected dividends	-	-

The total fair value of the underlying shares of the options vested during 2019 and 2018 equals $5.6 million and $0.6 million, respectively. As of December 31, 2019, there was $10.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average vesting period of 1.9 years.

Note 16 - Collaboration, Licensing and Research Funding Agreements

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

In December 2018, we and Battelle entered into a Payment Restructuring Agreement which was subsequently amended in March 2020. See, Note 9 - Collaboration and Device Development Payable.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

With respect to Amendment No. 1, we elected to use the practical expedient for contract modifications that occur prior to the adoption of ASU 2014-09, and we determined that the impact was immaterial. Allocable arrangement consideration under the practical expedient comprised the upfront payment of $1.0 million and $0.3 million related to reductions in royalties and milestones in connection with Amendment No. 1. The $1.3 million was attributed in its entirety to the bundled performance obligation of licensing rights to develop and commercialize our KL4 surfactant products and a technology transfer process for the manufacture of SURFAXIN and SURFAXIN LS. Revenue associated with the bundled performance obligation was recognized beginning in November 2017 with the initiation of the technology transfer process for the manufacture of SURFAXIN and SURFAXIN LS and was recognized over time as services are performed and based on the input method related to the level of effort expended. All revenue related to the License Agreement was recognized as of the second quarter of 2019 and no future material performance obligations are due.

Regulatory and commercialization milestones were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. As part of our evaluation of the constraint, we considered a number of factors in determining whether there is significant uncertainty associated with the future events that would result in the milestone payments. Those factors include: our financial position; ongoing delays in our development activities and with initiating our phase 3 clinical trial; our limited experience with successful drug development; our limited experience with clinical trials; our recent failure to achieve primary endpoints in our phase 2b clinical trial; our limited experience with commercialization; our decision in 2015 to cease manufacturing and commercializing of SURFAXIN; and the fact that the uncertainty about the related consideration is not expected to be resolved for a long period of time (see, Item 1A - Risk Factors).

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Philip Morris USA Inc. and Philip Morris Products S.A.

Under license agreements with Philip Morris USA Inc. (PMUSA) and Philip Morris Products S.A. (PMPSA), we hold exclusive worldwide licenses to the ADS technology for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, the Exclusive Field), and an exclusive license in the US for use with certain non-surfactant drugs to treat a wide range of pediatric and adult respiratory indications in hospitals and other health care institutions. We generally are obligated to pay royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field (as defined in the license agreements) in the territories, including sales of aerosol devices that are not based on the capillary aerosolization technology (unless we exercise our right to terminate the license with respect to a specific indication). We also agreed to pay minimum royalties quarterly beginning in 2014 but are entitled to a reduction of future royalties in an amount equal to the excess of any minimum royalty paid over royalties actually earned in prior periods. For 2018 and 2019, we paid the minimum royalty of $400,000 to each of PMUSA and to PMPSA.

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

Universita degli Studi di Milano-Bicocca

Effective April 13, 2015, CVie Therapeutics, entered into an Agreement for Scientific Collaboration with the Universita degli Studi di Milano-Bicocca (Bicocca) in Milan, Italy, focused on defining the role of sarco (endo) plasmic reticulum Ca2+ -ATPase 2a (SERCA2a) and phospholamban (PLN) in modulating cardiac contraction, and discovering new small molecules to modulate SERCA2a activity or new drugs for treating chronic and acute human heart failure. The term of the collaboration agreement would have expired after three years but was extended for approximately an additional year, with option for further renewal. We are currently in discussions potentially to extend this agreement, although there can be no assurance that we will be able to achieve an extension on acceptable terms, if at all.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Note 17 - Related Party Transactions

Lee’s Pharmaceutical Holdings Limited

As of December 31, 2019 and 2018, Lee’s beneficial ownership of our issued and outstanding shares of common stock was 35% and 40%, respectively.

We entered into the following transactions with Lee’s during 2018 and 2019:

●	During 2018, we entered into multiple loan agreements with an affiliate of Lee’s (see, Note 11 - Loans Payable - Current Portion and Non-current Portion);
●	In April 2018, we completed a $2.6 million private placement with an affiliate of Lee’s (see, Note 14 – Stockholders Equity);
●

In conjunction with the CVie Acquisition in December 2018, we issued shares of common stock to Lee’s as a 49% shareholder in CVie Investments and entered into an indemnification letter agreement with Lee’s (see, Note 3 - Business Combination);

●

In December 2018, as part of the Private Placement Financing, we converted $6.0 million of existing loan payable obligations to the Lee’s affiliate on the same economic terms as those of the other investors (see, Note 11 - Loans Payable - Current Portion and Non-current Portion);

●	In October 2019, we entered into a loan agreement with an affiliate of Lee’s (see, Note 11 - Loans Payable - Current Portion and Non-current Portion);
●	In December 2019, an affiliate of Lee’s was an investor in the Private Placement Financing (see, Note 14 - Stockholders Equity);
●

In December 2019, as part of the Private Placement Financing, we converted $2.95 million of existing loan payable obligations to the Lee’s affiliate on the same economic terms as those of the other investors (see, Note 11 - Loans Payable - Current Portion and Non-current Portion);

●	Our $4.6 million bank credit facility is guaranteed by Lee’s (see, Note 11 - Loans Payable – Current Portion and Non-Current Portion); and
●	As of December 31, 2018 and 2019, we had approximately $0.5 million in accounts payable due to Lee’s for services provided by a Lee’s affiliate to our wholly-owned subsidiary, CVie Therapeutics; and, as of December 31, 2019 we had $0.8 million due from Lee’s for purchases of KL4 surfactant raw materials that we purchased from our supplier on behalf of Lee’s.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Panacea Venture and KPCB-China

Mr. James Huang, who in connection with the CVie Acquisition in December 2018 was appointed as a director and Chairman of our Board, is a founding and Managing Partner to Panacea Venture (Panacea) and, since 2011, has served as a Managing Partner of Kleiner Perkins Caufield & Byers (KPCB) - China. During 2018 and 2019 we entered into the following transactions with Panacea and KPCB:

●	In July 2018, we issued a $1.5 million secured convertible promissory note (Note) to an affiliate of Panacea. The Note was paid in full in December 2018 (see, Note 12 - Convertible Note Payable);
●

In December 2018, we issued 114,415 shares of our common stock to Rui Jin (HK) Consulting Management Company Limited, an affiliate of Panacea, for services rendered before Panacea and Mr. Huang became related parties to us;

●

In December 2018, in conjunction with the CVie Acquisition, we issued shares of common stock to an investment fund managed by KPCB that was a 27% shareholder in CVie (see, Note 3 - Business Combination). Mr. Huang disclaims any beneficial interest in this KPCB investment fund;

●	In December 2018 and December 2019, Panacea was an investor in a Private Placement Financing (see, Note 14 - Stockholders Equity); and
●	In December 2019, we issued 96,429 shares of our common stock to Rui Jin (HK) Consulting Management Company Limited, an affiliate of Panacea, for services rendered.

As of December 31, 2019, Panacea and KPCB beneficially owned 15% and 11%, respectively, of our issued and outstanding shares of common stock. As of December 31, 2018, Panacea and KPCB each beneficially owned 14% of our issued and outstanding shares of common stock.

Note 18 - Commitments

We have no commitments other than the minimum lease payments commitment as disclosed in Note 21, Leases.

Note 19 - Litigation

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

Note 20 - Income Taxes

Since our inception, we have never recorded a provision or benefit for federal and state income taxes.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The reconciliation of the income tax benefit computed at the federal statutory rates to our recorded tax benefit for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
(in thousands)	2019	2018

Income tax benefit, statutory rates	$(5,770)	$(4,312)
State taxes on income, net of federal benefit	(1,182)	(535)
Impact of tax reform	-	5
Research and development tax credit	(934)	(351)
Foreign rate differential	22	24
Employee related and other	1,983	2,875
Interest related	79	186
Income tax expense / (benefit), statutory rates	(5,802)	(2,108)
Valuation allowance	5,802	2,108
Income tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, at December 31, 2019 and 2018, are as follows:

	December 31,
(in thousands)	2019	2018

Long-term deferred assets:
Net operating loss carryforwards (federal and state)	$180,979	$176,759
Research and development tax credit	17,599	16,718
Compensation expense on stock	2,142	1,121
Charitable contribution carryforward	-	-
Other accrued	934	1,016
Deferred revenue	-	57
Depreciation	128	309
Total long-term deferred tax assets	201,782	195,980
Long-term deferred liabilities:
IPRD	(15,419)	(15,476)
Total long-term deferred tax liabilities	(15,419)	(15,476)
Valuation allowance	(201,782)	(195,980)
Deferred tax liabilities, net	$(15,419)	$(15,476)

We are in a net deferred tax liability position at December 31, 2019 and 2018. Because we have never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured. It is our policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. There was neither interest nor penalties accrued as of December 31, 2019 or 2018, nor were any incurred in 2019 or 2018.

At December 31, 2019 and 2018, we had available carryforward net operating losses for federal tax purposes of $618.9 million and $606.6 million, respectively, research and development tax credit carryforward of $16.9 million and $16.7 million, respectively and orphan drug tax credit carryforwards of $0.1 million. Of the of $618.9 million of federal net operating loss carryforwards, $35.9 million can be carried forward indefinitely. The remaining Federal net operating loss, research and development tax credit carryforwards and orphan drug credit carryforward will continue to expire through 2038.

At December 31, 2019 and 2018, we had available carryforward losses of approximately $597.1 million and $584.8 million, respectively, for state tax purposes. Of the $597.1 million state tax carryforward losses, $582.7 million is associated with the state of Pennsylvania, with the remainder associated with the other 6 states within which we have established tax nexus.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Note 21 - Leases

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

In February 2018, we amended our Warrington, Pennsylvania lease to (i) reduce the leased space from 30,506 square feet to 21,189 square feet and (ii) reduce the security deposit under the lease in the form of a letter of credit from $225,000 to $140,000. In April 2019, we terminated our Taipei Taiwan lease and entered into a new lease to reduce the leased space from 2,635 square feet to 1,317 square feet. The total aggregate base rental payments remaining under the leases as of December 31, 2019 are approximately $1.5 million.

Throughout the term of our leases, we are responsible for paying certain variable lease costs, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for twelve months ended December 31, 2019:

Twelve Months Ended December 31,
(in thousands)	2019

Operating lease cost	$889
Variable lease cost	22
Total lease cost	$911

Other Information
Operating cash flows used for operating leases	$951
Operating lease liabilities arising from obtaining right-of-use assets	$364
Weighted average remaining lease term (in years)	2.2
Weighted average incremental borrowing rate	9.00%

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Rent expense under ASC 840 was $0.8 million for the year ended December 31, 2018.

Future minimum lease payments under our non-cancelable operating leases as of December 31, 2019, are as follows:

As of December 31,
(in thousands)	2019

2020	850
2021	640
2022	180
2023	23
Thereafter	-
Total lease payments	1,693
Less imputed interest	(149)
Total operating lease liabilities at December 31, 2019	1,544

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited statement of operations information for each quarter of 2019 and 2018. The operating results for any quarter are not necessarily indicative of results for any future period.

2019 Quarters Ended:
(in thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31	Total Year
Revenues:
Grant revenue	$-	$-	$-	$-	$-
License revenue with affiliate	40	158	-	-	198
Total revenues	40	158	-	-	198
Expenses:
Research and development	3,342	3,413	3,792	2,140	12,687
Selling, general and administrative	3,355	3,240	3,395	2,414	12,404
Total expenses	6,697	6,653	7,187	4,554	25,091
Operating loss	(6,657)	(6,495)	(7,187)	(4,554)	(24,893)
Other income / (expense), net	120	58	61	(2,821)	(2,582)
Net (loss) / income	$(6,537)	$(6,437)	$(7,126)	$(7,375)	$(27,475)
Net (loss) / income per common share - basic and diluted	$(0.20)	$(0.20)	$(0.22)	$(0.21)	$(0.84)
Weighted average number of common shares outstanding - basic and diluted	32,142	32,189	32,189	34,597	32,784

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

2018 Quarters Ended:
(in thousands, except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31	Total Year
Revenues:
Grant revenue	$-	$695	$70	$-	$765
License revenue with affiliate	204	356	159	304	1,023
Total revenues	204	1,051	229	304	1,788
Expenses:
Research and development	3,118	2,879	2,197	2,368	10,562
Selling, general and administrative	1,926	1,208	1,500	2,787	7,421
Total expenses	5,044	4,087	3,697	5,155	17,983
Operating loss	(4,840)	(3,036)	(3,468)	(4,851)	(16,195)
Other income / (expense), net	328	(16)	(459)	(4,191)	(4,338)
Net (loss) / income	$(4,512)	$(3,052)	$(3,927)	$(9,042)	$(20,533)
AEROSURF warrant dividend	-	-	-	(12,505)	(12,505)
Deemed dividend on preferred stock	-	-	-	(1,718)	(1,718)
Net (loss) / income attributable to common shareholders	$(4,512)	$(3,052)	$(3,927)	$(23,265)	$(34,756)
Net (loss) / income per common share - basic and diluted	$(1.40)	$(0.81)	$(1.04)	$(3.24)	$(7.74)
Weighted average number of common shares outstanding - basic and diluted	3,227	3,751	3,769	7,191	4,493

Note 23 – Subsequent Events

AEROSURF Funding Term Sheet

On March 18, 2020, we entered into a binding term sheet (the “Term Sheet”) with Lee’s, pursuant to which the parties agreed that Lee’s would provide financing for the continued development of our product candidate, AEROSURF.

The Term Sheet provides that in connection with the development of AEROSURF, Lee’s will make non-refundable payments to us in the amount of (i) $1.0 million no later than April 1, 2020; (ii) $1.4 million no later than July 1, 2020; and (iii) $1.5 million no later than September 1, 2020; provided, however, that the amount of the last payment will be reduced to $0.4 million if on or prior to August 31, 2020, (i) we receive net proceeds from the sale of our equity securities of at least $4.5 million and (ii) our common stock becomes listed on the Nasdaq National Market or the Nasdaq Global Market. The parties have agreed that they will negotiate in good faith to determine the terms of a definitive agreement prior to September 1, 2020. The definitive agreement will set forth additional semi-annual, non-refundable payments to fund the continued development of AEROSURF after September 30, 2020.

The Term Sheet provides that, until such time as we have repaid 125% of the amounts funded by Lee’s for the development of AEROSURF, we will pay to Lee’s 50% of all revenue amounts and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio, excluding (i) payments for bona fide research and development services; (ii) reimbursement of patent expenses; and (iii) all amounts paid to us under the License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017 (as amended, the “License Agreement”), and subject to reduction for any payments made by us with respect to third-party intellectual property not previously funded by Lee’s.

The Term Sheet also provides that Lee’s and we will amend existing provisions of the License Agreement to reduce future royalty payments payable to us from Lee’s on net sales of certain licensed products, reducing the range of such royalty payment percentage from a range of high single to low mid-double digits to a range of mid-single to low-double digits.

O-Bank Facility

In March 2020, the O-Bank Facility was amended including the extension of the maturity date to March 2022. In addition to the extension of the maturity date, the total amount of the O-Bank Facility was decreased to approximately $5.0 million, and the interest rate was changed to the TAIBOR plus 1.17% and the term was changed to 24-month non-revolving. All amounts due under the O-Bank Facility will be payable upon the earlier of (i) six months after the expiration date or (ii) two years after the drawdown date.

As of December 31, 2019, the outstanding principal of the O-Bank Facility was approximately $4.6 million, and has subsequently been refinanced to mature in March 2022, therefore, the outstanding principal has been classified in Loans Payable - Non-current Portion.

Coronavirus Outbreak

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. As of March 2020, COVID-19 has spread to other countries, including Europe and the United States, and has been declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the U.S., Europe and Asia have implemented severe travel restrictions, social distancing and delays or cancellations of elective surgeries. As of April 1, 2020, our operations have not been significantly impacted by the COVID-19 outbreak. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition, operations, and business plans for 2020, including ongoing and planned clinical trials. Our clinical trials and next expected milestones of our product candidates may be impacted and we may experience delays in anticipated timelines and milestones.