Form 10-Q
period 2020-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2020-08-14
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(215) 488-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	WINT	The Nasdaq Capital Market

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

As of August 13, 2020, there were outstanding 16,886,482 shares of the registrant’s common stock, par value $0.001 per share.

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

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$31,515	$22,578
Prepaid expenses and other current assets	2,121	1,283
Total current assets	33,636	23,861

Property and equipment, net	727	798
Restricted cash	154	154
Operating lease right-of-use assets	1,034	1,390
Intangible assets	77,090	77,090
Goodwill	15,682	15,682
Total assets	$128,323	$118,975

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,223	$1,708
Collaboration and device development payable, net	968	1,972
Accrued expenses	3,676	3,226
Operating lease liabilities - current portion	651	750
Loans payable - current portion	5,714	161
Total current liabilities	12,232	7,817

Operating lease liabilities - non-current portion	506	794
Loans payable - non-current portion	-	4,608
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	1,000	-
Deferred tax liabilities	16,129	15,821
Total liabilities	44,867	44,040

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2020 and December 31, 2019; 16,868,756 and 13,697,419 shares issued at June 30, 2020 and December 31, 2019, respectively; 16,868,732 and 13,697,395 shares outstanding at June 30, 2020 and December 31, 2019, respectively	17	14
Additional paid-in capital	787,707	763,097
Accumulated deficit	(701,214)	(685,122)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders' equity	83,456	74,935
Total liabilities & stockholders' equity	$128,323	$118,975

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
License revenue with affiliate	$-	$158	$-	$198
Total revenues	-	158	-	198

Expenses:
Research and development	4,495	3,413	7,956	6,755
General and administrative	3,453	3,240	6,695	6,595
Total operating expenses	7,948	6,653	14,651	13,350
Operating loss	(7,948)	(6,495)	(14,651)	(13,152)

Other income (expense):
Interest income	5	39	94	99
Interest expense	(31)	(117)	(75)	(253)
Other (expense) income, net	(1,584)	136	(1,460)	332
Total other (expense) income, net	(1,610)	58	(1,441)	178

Net loss	$(9,558)	$(6,437)	$(16,092)	$(12,974)

Net loss per common share
Basic and diluted	$(0.63)	$(0.60)	$(1.12)	$(1.21)

Weighted average number of common shares outstanding
Basic and diluted	15,091	10,730	14,394	10,722

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(9,558)	$(6,437)	$(16,092)	$(12,974)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	-	(28)	-	12

Comprehensive loss	$(9,558)	$(6,465)	$(16,092)	$(12,962)

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2018	-	$-	10,711	$11	$728,804	$(657,647)	$-	-	$(3,054)	$68,114
Net loss						(6,537)				(6,537)
Vesting of restricted stock units			18							-
Withholding tax payments related to net share settlements of restricted stock units					(151)					(151)
Stock-based compensation expense					1,530					1,530
Unrealized gain on marketable securities							40			40
Balance - March 31, 2019	-	$-	10,729	$11	$730,183	$(664,184)	$40	-	$(3,054)	$62,996

Net loss						(6,437)				(6,437)
Stock-based compensation expense					1,739					1,739
Unrealized loss on marketable securities							(28)			(28)
Balance - June 30, 2019	-	$-	10,729	$11	$731,922	$(670,621)	$12	-	$(3,054)	$58,270

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2019	-	$-	13,697	$14	$763,097	$(685,122)	$-	-	$(3,054)	$74,935
Net loss						(6,534)				(6,534)
Stock-based compensation expense					1,689					1,689
Balance - March 31, 2020	-	$-	13,697	$14	$764,786	$(691,656)	$-	-	$(3,054)	$70,090

Net loss						(9,558)				(9,558)
Issuance of common stock and common stock warrants, net of issuance costs			3,172	3	20,243					20,246
Modification of warrants					1,112					1,112
Stock-based compensation expense					1,566					1,566
Balance - June 30, 2020	-	$-	16,869	$17	$787,707	$(701,214)	$-	-	$(3,054)	$83,456

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,092)	$(12,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	-	(198)
Depreciation	82	139
Amortization of debt discount	3	92
Stock-based compensation	3,255	3,269
Non-cash expense related to warrant modifications	1,112	-
Non-cash lease expense	356	436
Realized gain on investments	-	(61)
Changes in:
Prepaid expenses and other current assets	218	(68)
Accounts payable	(485)	(2,696)
Collaboration and device development payable	(1,007)	(1,187)
Accrued expenses	425	(1,726)
Operating lease liabilities	(387)	(465)
Other liabilities	-	59
Net cash used in operating activities	(12,520)	(15,380)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	11,488
Purchase of property and equipment	(12)	(226)
Net cash (used in) provided by investing activities	(12)	11,262

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	20,246	-
Proceeds from research and development funding arrangement	1,000	-
Proceeds from Payroll Protection Program loan	547	-
Principle payments on Payroll Protection Program loan	(547)	-
Principle payments on loans payable	(199)	(474)
Payment for taxes related to net share settlements of restricted stock units	-	(151)
Net cash provided by (used in) financing activities	21,047	(625)
Effect of exchange rate changes on cash and cash equivalents	422	(338)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,937	(5,081)
Cash, cash equivalents and restricted cash - beginning of period	22,732	11,358
Cash, cash equivalents and restricted cash - end of period	$31,669	$6,277

Prepayment of insurance through 3rd party financing	$1,056	$708

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and pulmonary diseases. Our lead cardiovascular product candidate, istaroxime, a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, and cardiogenic shock with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in diastolic and systolic function in phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or the FDA. Our lead pulmonary product candidate is AEROSURF (lucinactant for inhalation), a novel drug/medical device combination for non-invasive delivery of our proprietary aerosolized KL4 surfactant, using our proprietary Aerosol Delivery System, or ADS, technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS. We are also developing plans to conduct a small pilot study of our proprietary KL4 surfactant for treatment of lung injury resulting from severe novel coronavirus, or SARS-CoV-2, the causative agent in COVID-19, or COVID-19, infections, if we are able to secure the required regulatory approvals necessary to initiate the study. Our other drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension, in patients with a specific genetic profile. We also have a number of pipeline preclinical product candidates that we are evaluating for progression into clinical development. We are evaluating and pursuing a number of early exploratory research programs to identify potential product candidates, including oral and intravenous SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

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

 In May 2020, upon completing a public financing and meeting listing requirements for The Nasdaq Stock Market LLC, our common stock began trading on the Nasdaq Capital Market.

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission, or the SEC, on April 3, 2020, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Note 2 –	Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. When necessary, prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. There have been no changes to our significant accounting policies since December 31, 2019.  The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We have incurred net losses since inception. Our net loss was $9.6 million and $6.4 million, respectively, for the three-month periods ended June 30, 2020 and 2019. Our net loss was $16.1 million and $13.0 million, respectively, for the six-month periods ended June 30, 2020 and 2019. We expect to continue to incur operating losses for at least the next several years. As of June 30, 2020, we had an accumulated deficit of $701.2 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In May 2020, we received net proceeds of approximately $20.2 million related to a public offering of 3,172,413 units, inclusive of 413,793 units related to a fully exercised over-allotment option, at a price per unit of $7.25.  Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance.

In March 2020, we entered into a binding term sheet, or the Term Sheet, with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), pursuant to which Lee’s (HK) will provide financing for the development of AEROSURF and in August 2020, we entered into a Project Financing Agreement with Lee’s (HK), or the PF Agreement.  In April 2020, we received the first non-refundable payment of $1.0 million.  In August 2020, we received the second non-refundable payment of $1.4 million. The third non-refundable payment of $0.4 million is due by September 15, 2020. In addition, Lee’s (HK) will pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. The timing of the receipt of these financing payments by Lee’s (HK) may have an impact on the timing, progression and development of our AEROSURF programs. If Lee’s (HK) subsequently terminates the PF Agreement, our Board of Directors has approved a plan to suspend or terminate AEROSURF development until such time as we are able to secure the capital required to fund the program.

We believe that our cash and cash equivalents as of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 are sufficient to fund operations through at least the next twelve months.  In the future, we will need to raise additional capital to continue funding our operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The following table represents identifiable intangible assets as of June 30, 2020 and December 31, 2019:

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

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income (expense), net. Foreign currency transactions resulted in losses of approximately $0.5 million and gains of approximately $0.1 million for the three-month periods ended June 30, 2020 and 2019. Foreign currency transactions resulted in losses of approximately $0.3 million and gains of approximately $0.3 million for the six-month periods ended June 30, 2020 and 2019.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of June 30, 2020 and 2019, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 9.7 million and 5.2 million shares, respectively. For the three and six months ended June 30, 2020 and 2019, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. As of the date of issuance of these interim unaudited condensed consolidated financial statements, our operations, capital and financial resources and overall liquidity position and outlook have not been materially impacted by COVID-19 while our operations have experienced some delays in clinical study initiation and early productivity. The full extent, duration, or full impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak, including any regional outbreaks in one or more markets where our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The strategic re-implementation of mitigating COVID-19 measures in one or more markets where our principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in the third quarter of 2020 and beyond.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2020	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$5,355	$5,355	$-	$-
U.S. Treasury notes	25,243	25,243	-	-
Total Assets	$30,598	$30,598	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2019	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,819	$1,819	$-	$-
U.S. Treasury notes	18,230	18,230	-	-
Total Assets	$20,049	$20,049	$-	$-

Note 6 –	Collaboration and Device Development Payable

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

In April 2020, we made the first milestone payment of $0.8 million to Battelle and announced enrollment of the first patient into the AEROSURF phase 2 bridging study.  As of June 30, 2020, the remaining liability of $0.8 million is included in the balance of collaboration and device development payable, net.

Note 7 –	Loans Payable

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

As of June 30, 2020 and December 31, 2019, the outstanding principal of the O-Bank Facility was approximately $4.7 million and $4.6 million, respectively.  In the second quarter of 2020, we were informed by Lee’s of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%.  To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. The $4.7 million outstanding under the facility has been classified as a current liability on the balance sheet as of June 30, 2020 given the uncertainty of Lee’s commitment to maintain the required collateral.

Loan payable to Bank Direct Capital Finance

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $0.7 million of certain premiums at a 5.35% annual interest rate. As of December 31, 2019, the outstanding principal of the loan was $0.2 million. The balance of the loan was repaid during the quarter ended March 31, 2020.

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 are due monthly from July 2020 through March 2021. As of June 30, 2020, the outstanding principal of the loan was $1.1 million.

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

As of June 30, 2020 and December 31, 2019, the restructured debt liability balance was $15.0 million.

Note 9 –	Stockholders’ Equity

 Warrant Amendments

On April 24, 2020, we and each of the holders of our Series F Warrants dated as of December 24, 2018, or the Series F Warrants, entered into Amendment No. 1 to the Series F Warrant to Purchase Common Stock whereby the expiration date of the Series F Warrants was extended from June 24, 2020 to December 24, 2020 in consideration for the holders agreeing to be bound by a lock-up provision with respect to any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by the holders. The lock-up provision provides that the holders will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by the holders for a period of 90 days following the earlier of (i) the closing date of our next public offering of securities, or (ii) December 24, 2020.  The lock-up provision commenced on May 22, 2020 upon closing of the public offering discussed below.

On May 6, 2020, we and certain holders of our Series I Warrants dated as of December 6, 2019, or the Series I Warrants, entered into Amendment No. 1 to the Series I Warrant to Purchase Common Stock pursuant to which the exercise price of the Series I Warrants was amended from $12.09 to $9.67 if the Series I Warrants are exercised, in whole or in part, prior to December 5, 2021. In addition, the certain holders of the Series I Warrants agreed to be bound by a lockup provision with respect to any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by such holders for a period of 90 days following the earlier of (i) the closing date of our next public offering of securities, or (ii) December 24, 2020. During the lock-up period, the certain holders of the Series I Warrants will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock.  The lock-up provision commenced on May 22, 2020 upon closing of the public offering discussed below.

While there is no specific guidance that addresses the modification of an equity-classified contract, such as the amendments to the Series F Warrants and the Series I Warrants, it is the practice to determine the accounting for such modifications based on analogy to the share-based compensation guidance.  The model for a modified share-based payment award that is classified as equity and remains classified in equity after the modification is addressed in ASC 718-20, Compensation – Stock Compensation, or ASC 718-20. Pursuant to that guidance, the incremental fair value from the modification (the change in the fair value of the instrument before and after the modification) is recognized as an expense in the income statement to the extent the modified instrument has a higher fair value.

For the Series F Warrants, the amendment to the terms related to a six-month extension of the expiration date and the incremental fair value from the modification was determined by comparing the Black-Scholes value before and after the modification.  The amendment to the Series I Warrants related to a reduced exercise price for an 18-month period and the reversion after that period to the initial exercise price.  As a result, the incremental fair value was determined by comparing the Black-Scholes value before the modification to a Monte Carlo valuation after the modification.

We have determined, based on the guidance in ASC 718-20 and our valuation of the Series F Warrants and the Series I Warrants, that the incremental fair value resulting from the modifications is $1.1 million, which was recorded as an increase to equity, with a corresponding expense recognized in the interim unaudited condensed consolidated statement of operations as other expense.

 May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg Thalmann & Co. Inc., as representative for the several underwriters named therein, or collectively, the Underwriters, relating to the public offering of an aggregate of 2,758,620 units, or the Offering, with each unit consisting of one share of our common stock and a Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance. The shares of common stock and the Warrants were immediately separable and were issued separately in the offering.

In addition, we granted the Underwriters a 45-day option, or the Overallotment Option, to purchase up to 413,793 additional shares of common stock and/or Warrants to purchase up to 413,793 additional shares of common stock, which such Overallotment Option was exercised in full.

The closing of the Offering occurred on May 22, 2020, inclusive of the Overallotment Option. The offering price to the public was $7.25 per unit. After deducting underwriting discounts and commissions and offering expenses of $2.8 million payable by us, and excluding the proceeds, if any, from the exercise of the Warrants issued pursuant to this Offering, the net proceeds to the Company were approximately $20.2 million.

We have determined that the appropriate accounting treatment under ASC 480, Distinguishing Liabilities from Equity, or ASC 480, is to classify the common stock and the Warrants issued in the Offering as equity.  We have also determined that the Warrants are not in their entirety a derivative under the scope of ASC 815, Derivatives and Hedging, or ASC 815, due to the scope exception under ASC 815-10-15-74, nor are there any material embedded derivatives that require separate accounting.  We allocated the net proceeds from the Offering based on the relative fair value of the common stock and the Warrants.

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

A summary of activity under our long-term incentive plan is presented below:

(in thousands, except for weighted-average data) Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2020	1,772	$17.61
Granted	5	9.74
Forfeited or expired	(15)	38.12
Outstanding at June 30, 2020	1,762	$17.41	8.5

Vested and exercisable at June 30, 2020	645	$25.72	8.4

Vested and expected to vest at June 30, 2020	1,696	$17.37	8.5

As of June 30, 2020, there were 35,000 unvested restricted stock units.  There was no activity with respect to restricted stock units during the six months ended June 30, 2020.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

	Six Months Ended June 30,
	2020	2019

Weighted average expected volatility	98%	95%
Weighted average expected term (in years)	6.0	6.6
Weighted average risk-free interest rate	2.60%	2.60%
Expected dividends	-	-

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Research and development	$596	$550	$1,310	$1,039
General and administrative	970	1,189	1,945	2,230
Total	$1,566	$1,739	$3,255	$3,269

Note 11 –	Collaboration, Licensing and Research Funding Agreements

In March 2020, we entered into the Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) will provide financing for the development of AEROSURF and in August 2020, we entered into the PF Agreement with Lee's (HK).  In April 2020, we received the first non-refundable payment of $1.0 million.  In August 2020, we received the second non-refundable payment of $1.4 million. The third non-refundable payment of $0.4 million is due by September 15, 2020. In addition, Lee’s (HK) will pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. The timing of the receipt of these financing payments by Lee’s (HK) may have an impact on the timing, progression and development of our AEROSURF programs. If Lee’s (HK) subsequently terminates the PF Agreement, our Board of Directors has approved a plan to suspend or terminate AEROSURF development until such time as we are able to secure the capital required to fund the program.

The PF Agreement also provides that, until such time as we have repaid 125% of the amounts funded by Lee’s (HK) for the development of AEROSURF, we will pay to Lee’s (HK) 50% of all revenue amounts and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio, excluding (i) payments for bona fide research and development services; (ii) reimbursement of patent expenses and (iii) all amounts paid to us under the License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the License Agreement, minus certain deductions and certain reductions for any payments made by us with respect to third party intellectual property not previously funded by Lee’s (HK).

We retain the right to develop and commercialize AEROSURF, Surfaxin, Surfaxin LS and any KL4 Surfactant-containing product as a mono-substance or combination with any other active ingredient, or collectively, the Products, outside of the Licensed Territory (as defined in the License Agreement, which includes China, Japan, Hong Kong, South Korea, Thailand and other countries), including, without limitation, determining marketing and regulatory strategies for the approval to use and commercialize the Products. Pursuant to the PF Agreement, we will be responsible for all costs and expenses incurred by us in connection with the development and commercialization of the Products outside of the Licensed Territory.

Either party may terminate the PF Agreement for any material breach by the other party that is not cured within certain specified time periods.

We have determined that the Term Sheet is within the scope of ASC 730-20, Research and Development Arrangements, or ASC 730-20. We concluded that there has not been a substantive and genuine transfer of risk related to the Term Sheet as there is a presumption that we are obligated to repay Lee’s (HK) based on the significant related party relationship that exists at the time the parties entered into the Term Sheet, including Lee’s (HK)’s approximate 29% ownership of the outstanding shares of our common stock.

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

We have also determined that the Term Sheet is not in its entirety a derivative under the scope of ASC 815, due to the scope exception under ASC 815-10-15-59, nor are there any embedded derivatives that require separate accounting.

As of June 30, 2020, the liability balance related to the non-refundable payment was $1.0 million and is recorded in other liabilities.

Note 12 –	Subsequent Events

O-Bank Facility Debt Repayment

In the second quarter of 2020, we were informed by Lee’s of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%. To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020.

Executive Severance

In July 2020, John A. Tattory and the Company mutually agreed that he would cease serving as our Senior Vice President and Chief Financial Officer effective July 20, 2020.  Also in July 2020, Kathryn Cole and the Company mutually agreed that she would cease serving as our Senior Vice President, Human Resources effective July 20, 2020. In connection with these departures, Mr. Tattory and Ms. Cole each entered into a separation agreement with the Company, which provide that the former employee will be entitled to receive: (i) a severance amount equal to the sum of their respective base salaries then in effect and their respective annual target bonus amounts, payable in equal installments through August 2021, or the Severance Period and (ii) a pro rata bonus, or the Pro Rata Bonus, commensurate with the bonus of other contract executives for the year 2020, prorated for the number of days of their respective employment during 2020, and payable at the time that other contract executives are paid bonuses with respect to 2020.  If at the time the Pro Rata Bonus is paid Mr. Tattory is employed or providing services on a full-time basis as a chief financial officer or principal financial officer of any entity, the Pro Rata Bonus shall not be paid to Mr. Tattory.  The severance amount related the departure of Mr. Tattory and Ms. Cole is approximately $0.9 million and will be paid ratably through August 2021.

AEROSURF Project Financing Agreement

In August 2020, we and Lee’s (HK) entered into the PF Agreement dated and effective as of August 12, 2020, formalizing the terms of the Term Sheet.  Refer to Note 11 – Collaboration, Licensing and Research Funding Agreements for further discussion of the PF Agreement.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the Forward-Looking Statements section, any risk factors discussed in the “Risk Factors” Section and elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission, or SEC, on April 3, 2020, our Quarterly Report on Form 10-Q that we filed with the SEC on May 13, 2020, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and pulmonary diseases. Our lead cardiovascular product candidate istaroxime, a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, and cardiogenic shock with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in diastolic and systolic function in phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Our lead pulmonary product candidate is AEROSURF (lucinactant for inhalation), a novel drug/medical device combination for non-invasive delivery of our proprietary aerosolized KL4 surfactant, using our proprietary aerosol delivery system, or ADS, technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS. We are also developing plans to conduct a small pilot study of our proprietary KL4 surfactant for the treatment of lung injury resulting from severe novel coronavirus, or COVID-19, infections, if we are able to secure the required regulatory approvals to initiate the study. Our other drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile.  We also have a number of pipeline preclinical product candidates that we are evaluating for progression into clinical development. We are evaluating and pursuing a number of early exploratory research programs to identify potential product candidates, including oral and intravenous SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

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

We had planned to initiate a small study of istaroxime in early cardiogenic shock patients to evaluate the potential to improve blood pressure and organ perfusion by mid-year 2020, but due to the recent COVID-19 outbreak have experienced some delays in the initiation of the clinical study. As a result, we expect to initiate this study by the end of the third quarter of 2020. The study will also evaluate the safety and side effect profile of istaroxime in this patient population. Due to the recent global outbreak of COVID-19, our study may be impacted and we may experience delays in anticipated timelines and milestones.

AEROSURF (lucinactant for inhalation)

In April 2020, as part of the phase 2 clinical program, we enrolled the first patient and commenced our small, approximately 90-patient, phase 2b bridging study in premature infants with RDS and prepare to transition to our phase 3 clinical program by demonstrating the performance of our new ADS, in the neonatal intensive care unit, or NICU, as well as a more intensive dosing regimen.  This trial will not be powered to establish statistical significance but will generate clinical experience with the ADS as well as additional higher dose treatment data to augment data previously obtained in the phase 2b clinical trial. The AEROSURF phase 2b bridging study is a multicenter, randomized, controlled study with masked treatment assignment in up to 90 premature infants 26 to 32 weeks gestational age, or GA, receiving nasal continuous airway pressure, or nCPAP, for RDS. The trial will leverage the favorable safety profile from the previous phase 2 studies to evaluate higher and more frequent dosing of aerosolized KL4 surfactant compared to premature infants receiving standard care of nCPAP alone. The trial will utilize the new ADS  and bridge to data generated in the phase 2 program utilizing a prototype device on the following endpoints: time to nCPAP failure (the need for intubation and delayed surfactant therapy), incidence of nCPAP failure and physiological parameters indicating the effectiveness of lung function.  In June 2020, we announced that all initial European trial sites are active and enrolling or able to enroll patients into the phase 2b bridging study. In addition, we announced that select patients in the phase 2b bridging study may be co-enrolled in an investigator-sponsored study, being run in parallel to the phase 2b bridging study.  Due to the recent global outbreak of COVID-19, our phase 2b bridging study may be impacted and we may experience delays in anticipated timelines and milestones.

Lyophilized KL4 Surfactant – Lung Injury and Other Studies

We are developing plans to study our proprietary KL4 surfactant for the treatment of lung injury resulting from severe COVID-19 infection, if we are able to secure the required regulatory approval to initiate the study. We plan to file an investigational new drug, or IND, application with the FDA in the third quarter of 2020 for an initial pilot clinical trial to assess the ability of our proprietary KL4 surfactant to impact key respiratory parameters in ventilated COVID-19 patients with a targeted start date in the second half of 2020. We recently applied to Biomedical Advanced Research and Development Authority, or BARDA, requesting funding for our development plans of KL4 surfactant in COVID-19 patients and we were granted a meeting to review our proposal with BARDA representatives.

Reverse Stock Split

On April 28, 2020, we filed an amendment to our Amended and Restated Certificate of Incorporation, to implement a reverse split stock of our issued and outstanding common stock, or the Reverse Split. The reverse stock split of our outstanding common stock was effected at a ratio of one-for-three (1-for-3), or the Reverse Stock Split Ratio, as of 12:01 a.m. Eastern Time on April 29, 2020. The reverse stock split correspondingly adjusted, the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the Reverse Stock Split Ratio. After giving effect to the Reverse Split, if any stockholder beneficially owned a fractional share of common stock, such stockholder received in lieu of the fractional share a prorated cash payment.  The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 120 million shares. The accompanying interim unaudited condensed consolidated financial statements reflect the Reverse Stock Split Ratio and the Reverse Split.  All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the Reverse Split.

Impact of COVID-19

The COVID-19 pandemic continues to evolve and we are closely monitoring the situation, including its potential impact on our clinical development plans and timelines. As of the date of the filing of this Quarterly Report on Form 10-Q, however, our operations, capital and financial resources and overall liquidity position and outlook have not been materially impacted by COVID-19 while our operations have experienced some delays in clinical study initiation and early productivity. The full extent, duration, or full impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak, including any regional outbreaks in one or more markets where our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The strategic re-implementation of mitigating COVID-19 measures in one or more markets where our principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in the third quarter of 2020 and beyond.

Payroll Protection Program Loan

On April 9, 2020, we applied to Newtek Small Business Finance, LLC, or the Lender, under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020, or the CARES Act, for a loan of $0.5 million, or the PPP Loan. On April 20, 2020, we entered into a promissory note in favor of the Lender. We had planned to use the loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. On April 30, 2020, we announced that we would repay the PPP Loan and on May 12, 2020 the loan was repaid in full.

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

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended June 30, 2020 and 2019 was $7.9 million and $6.5 million, respectively. The increase in operating loss from 2019 to 2020 was due to a $1.3 million increase in operating expenses and a $0.1 million decrease in license revenue with affiliate.

The operating loss for the six months ended June 30, 2020 and 2019 was $14.7 million and $13.2 million, respectively. The increase in operating loss from 2019 to 2020 was due to a $1.3 million increase in operating expenses and a $0.2 million decrease in license revenue with affiliate.

The net loss for the three months ended June 30, 2020 and 2019 was $9.6 million and $6.4 million, respectively. The net loss for the six months ended June 30, 2020 and 2019 was $16.1 million and $13.0 million, respectively. Included in the net loss for the three and six months ended June 30, 2020 is $1.1 million in non-cash expenses related to the modification of certain warrants.

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

Research and development expenses by category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Product development and manufacturing	$1,544	$1,104	$2,608	$2,097
Clinical, medical and regulatory operations	1,700	1,917	3,418	3,605
Direct preclinical and clinical programs	1,251	392	1,930	1,053
Total research and development expenses	$4,495	$3,413	$7,956	$6,755

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.6 million for each of the three-month periods ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.1 million, respectively, for the six months ended June 30, 2020 and 2019.

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

Product development and manufacturing expenses increased $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the purchase of raw materials during the second quarter of 2020.

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

Clinical, medical and regulatory operations expenses decreased $0.2 million in each of the three and six month periods ended June 30, 2020 compared to the same periods in 2019 due to (i) a decrease of $0.2 million and $0.3 million, respectively, in personnel and travel costs and (ii) a decrease of $0.1 million and $0.2 million, respectively, in employee-related incentive bonus expense, partially offset by (iii) an increase of $0.1 million and $0.3 million, respectively, in non-cash, stock compensation expense.

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

Direct preclinical and clinical development programs expenses increased $0.9 million in each of the three and six months ended June 30, 2020 compared to the same periods in 2019 due to an increase in costs related to our continued clinical development of istaroxime and AEROSURF.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

General and administrative expenses	$3,453	$3,240	$6,695	$6,595

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses increased $0.2 million and $0.1 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to (i) an increase of $0.6 million and $0.8 million, respectively, in professional fees, taxes, and insurance and (ii) an increase in personnel costs of $0.1 million in each period; partially offset by (iii); a decrease of $0.3 million and $0.5 million, respectively, in employee-related incentive bonus expense; and (iv) a decrease of $0.2 million and $0.3 million, respectively, in non-cash, stock compensation expense.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Interest income	5	39	94	99
Interest expense	(31)	(117)	(75)	(253)
Other (expense) income, net	(1,584)	136	(1,460)	332
Total other (expense) income, net	$(1,610)	$58	$(1,441)	$178

Interest income relates to interest on our money market account and U.S. Treasury notes.

For the three and six months ended June 30, 2020 and 2019, interest expense consists of interest expense associated with the collaboration and device development payables and with the loans payable. The decrease of $0.1 million and $0.2 million, respectively, in interest expense for the three and six months ended June 30, 2020 to the comparable period in 2019 is related to the repayment of $2.1 million in loans payable during the year ended December 31, 2019.

For the three and six months ended June 30, 2020, other income (expense) primarily consists of $1.1 million in non-cash expenses related to the modification of certain warrants and losses on foreign currency translation of $0.5 million and $0.3 million, respectively, for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2019, other income (expense) primarily consists $0.1 million and $0.3 million, respectively, in gains on foreign currency translation.

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

We have incurred net losses since inception. Our net loss was $9.6 million and $6.4 million, respectively, for the three-month periods ended June 30, 2020 and 2019. Our net loss was $16.1 million and $13.0 million, respectively, for the six-month periods ended June 30, 2020 and 2019. We expect to continue to incur operating losses for at least the next several years. As of June 30, 2020, we had an accumulated deficit of $701.2 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In May 2020, we received net proceeds of approximately $20.2 million related to a public offering of 3,172,413 units, inclusive of 413,793 units related to a fully exercised over-allotment option, at a price per unit of $7.25.  Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance.

In March 2020, we entered into a binding term sheet, or the Term Sheet, with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), pursuant to which Lee’s (HK) will provide financing for the development of AEROSURF and in August 2020, we entered into a Project Financing Agreement with Lee’s (HK), or the PF Agreement.  In April 2020, we received the first non-refundable payment of $1.0 million.  In August 2020, we received the second non-refundable payment of $1.4 million. The third non-refundable payment of $0.4 million is due by September 15, 2020. In addition, Lee’s (HK) will pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. The timing of the receipt of these financing payments by Lee’s (HK) may have an impact on the timing, progression and development of our AEROSURF programs. If Lee’s (HK) subsequently terminates the PF Agreement, our Board of Directors has approved a plan to suspend or terminate AEROSURF development until such time as we are able to secure the capital required to fund the program.

We believe that our cash and cash equivalents as of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 are sufficient to fund operations through at least the next twelve months.  In the future, we will need to raise additional capital to continue funding our operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

Cash Flows

Cash outflows for the six months ended June 30, 2020, consist of $12.5 million used in ongoing operating activities and $21.0 million provided by financing activities. Cash outflows for the six months ended June 30, 2019, consist of $15.4 million used for ongoing operating activities and $0.6 million used for financing activities, offset by cash inflows for the six months ended June 30, 2019 of $11.3 million for investing activities.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $12.5 million and $15.4 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The decrease in net cash used in operating activities from 2019 to 2020 is due to costs related to the acquisition of CVie Investments Limited, or the CVie Acquisition, costs from the December 2018 private placement financing and the payment of pre-existing obligations with the proceeds of the December 2018 private placement financing during the six months ended June 30, 2019.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 represents $11.5 million related to the sale of marketable securities, partially offset by $0.2 million in purchase of property and equipment compared with a de minimis amount of cash used in investing for the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $21.0 million and includes the following: (i) $20.2 million in net proceeds from the May 2020 public offering; (ii) $1.0 million in proceeds from our research and development funding arrangement with Lee’s (HK); and (iii) $0.2 million of principal payments on loans payable – current portion. Net cash used in financing activities for the six months ended June 30, 2019 was $0.6 million and represents $0.5 million in principal payments on our loans payable – current portion and $0.1 million related to withholding tax payments for net share settlements of restricted stock units.

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

As of June 30, 2020 and December 31, 2019, the outstanding principal of the O-Bank Facility was approximately $4.7 million and $4.6 million, respectively. In the second quarter of 2020, we were informed by Lee’s of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%.  To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. The $4.7 million outstanding under the facility has been classified as a current liability on the balance sheet as of June 30, 2020 given the uncertainty of Lee’s commitment to maintain the required collateral.

Loan payable to Bank Direct Capital Finance

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $0.7 million of certain premiums at a 5.35% annual interest rate. As of December 31, 2019, the outstanding principal of the loan was $0.2 million. The balance of the loan was repaid during the quarter ended March 31, 2020.

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 are due monthly from July 2020 through March 2021. As of June 30, 2020, the outstanding principal of the loan was $1.1 million.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at June 30, 2020 or 2019 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risks. In addition to any risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in Part I,  Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.  These risks are not the only risks that could materialize.  Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities.  Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Risks Related to the Ownership of our Securities

Our common stock was relisted for trading on the Nasdaq Capital Market, or Nasdaq, on May 20, 2020.  We may not be able to maintain our listing on Nasdaq, or trading in our common stock may be limited, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

Our common stock was relisted for trading on Nasdaq on May 20, 2020, after previously being delisted from Nasdaq in May 2017. Prior to the relisting of our common stock on Nasdaq, trading of our common stock was conducted on The OTCQB® Market. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by potential delays in the timing of certain clinical or product development milestones and reduction in security analysts’ and the media’s coverage of us, if at all.

The foregoing factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and as a result, the trading price of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his or her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the price at which our common stock will trade at any given time.

There is also no assurance that we will be able to maintain compliance with  Nasdaq’s continued listing standards, such as the corporate governance requirements or the minimum closing bid price requirement and Nasdaq has the ability to suspend trading in our common stock or remove our common stock from listing on Nasdaq for a variety of reasons under its continued listing standards. Any delisting from Nasdaq could result in further reductions in the market prices of our common stock, substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of institutional investor interest, including those that are not permitted to own securities of non-listed companies that may be required to sell their shares, and fewer business development opportunities, both of which could adversely affect the market price of our common stock. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

AEROSURF Project Finanicng Agreement

As previously disclosed, we entered into the Term Sheet with Lee’s (HK), pursuant to which the parties agreed that Lee’s (HK) would provide financing for the continued development of our product candidate, AEROSURF.  On August 12, 2020 we and Lee’s (HK) entered into the Project Financing Agreement dated and effective as of August 12, 2020, or the PF Agreement, formalizing the terms of the Term Sheet.

The PF Agreement provides that in connection with the development of AEROSURF, Lee’s (HK) will make non-refundable payments to us in the amount of (a) $1.0 million no later than April 1, 2020, (b) $1.4 million no later than August 12, 2020 and (c) $0.4 million no later than September 15, 2020.  We have currently received $2.4 million from Lee’s (HK) pursuant to the PF Agreement.  In addition, Lee’s (HK) will pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget.

The PF Agreement also provides that, until such time as we have repaid 125% of the amounts funded by Lee’s (HK) for the development of AEROSURF, we will pay to Lee’s (HK) 50% of all revenue amounts and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio, excluding (i) payments for bona fide research and development services; (ii) reimbursement of patent expenses and (iii) all amounts paid to us under the License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the License Agreement, minus certain deductions and certain reductions for any payments made by us with respect to third party intellectual property not previously funded by Lee’s (HK).

We retain the right to develop and commercialize AEROSURF, Surfaxin, Surfaxin LS and any KL4 Surfactant-containing product as a mono-substance or combination with any other active ingredient, or collectively, the Products, outside of the Licensed Territory (as defined in the License Agreement, which includes China, Japan, Hong Kong, South Korea, Thailand and other countries), including, without limitation, determining marketing and regulatory strategies for the approval to use and commercialize the Products. Pursuant to the PF Agreement, we will be responsible for all costs and expenses incurred by us in connection with the development and commercialization of the Products outside of the Licensed Territory.

Either party may terminate the PF Agreement for any material breach by the other party that is not cured within certain specified time periods.

The foregoing summary of the terms of the PF Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the PF Agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2020.

ITEM 6.	Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report on Form 10-Q. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2018.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Windtree’s Form 8-K filed on April 29, 2020.

4.1	Form of Series F Warrant Amendment dated April 24, 2020.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020.

4.2	Form of Series I Warrant Amendment dated May 6, 2020, to the Series I Warrant dated December 6, 2019.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 7, 2020.

4.3	Form of Warrant to be issued to purchasers of units and the underwriters pursuant to the Registration Statement on Form S-1, filed on January 27, 2020, as amended	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 22, 2020

4.4	Form of Warrant Agency Agreement between Windtree and Continental Stock Transfer and Trust Company	Incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 22, 2020

10.1	Note dated April 20, 2020, between Windtree and Newtek Small Business Finance, LLC.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 24, 2020.

10.2	Employment Agreement by and between Windtree and John Hamill, dated as of July 20, 2020	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 23, 2020.

10.3	Separation Agreement by and between Windtree and John A. Tattory, dated as of July 29, 2020	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1

The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2020 and June 30, 2019, (iii) Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2020 and June 30, 2019, (iv) Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and June 30, 2019, and (v) Notes to Condensed Consolidated Financial Statements.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 14, 2020	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: August 14, 2020	By: /s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer