Form 10-Q
period 2020-09-30
WINDTREE THERAPEUTICS INC /DE/
filed 2020-11-16
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 16, 2020, there were outstanding 16,921,482 shares of the registrant's common stock, par value $0.001 per share.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties, which potentially could have a material adverse effect on our development programs, business and/or operations, include, but are not limited to the following:

●	our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;

●	how long we can continue to fund our operations with our existing cash and cash equivalents;

●	delays in our anticipated clinical timelines and milestones and additional costs associated with COVID-19;

●	the results, cost and timing of our preclinical studies and clinical trials, as well as the number of required trials for regulatory approval and the criteria for success in such trials;

●

legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;

●	our plans and ability to successfully execute clinical and business development activities and commercialize our product candidates;

●	risks related to manufacturing active pharmaceutical ingredients, drug product, medical devices and other materials we need;

●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;

●	the success of competing therapies and products that are or become available;

●	our ability to limit our exposure under product liability lawsuits;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	recently enacted and future legislation regarding the healthcare system, including changes to the Patient Protection and Affordable Care Act;

●	delays, interruptions or failures in the manufacture and supply of our product candidates;

●	the performance of third parties upon which we depend, including third-party contract research organizations, contract manufacturing organizations, contractor laboratories and independent contractors;

●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers; and

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

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$22,356	$22,578
Prepaid expenses and other current assets	1,692	1,283
Total current assets	24,048	23,861

Property and equipment, net	702	798
Restricted cash	154	154
Operating lease right-of-use assets	855	1,390
Intangible assets	77,090	77,090
Goodwill	15,682	15,682
Total assets	$118,531	$118,975

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$726	$1,708
Collaboration and device development payable, net	-	1,972
Accrued expenses	4,279	3,226
Operating lease liabilities - current portion	605	750
Loans payable - current portion	704	161
Total current liabilities	6,314	7,817

Operating lease liabilities - non-current portion	358	794
Loans payable - non-current portion	2,364	4,608
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	2,400	-
Deferred tax liabilities	16,370	15,821
Total liabilities	42,806	44,040

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2020 and December 31, 2019; 16,921,506 and 13,697,419 shares issued at September 30, 2020 and December 31, 2019, respectively; 16,921,482 and 13,697,395 shares outstanding at September 30, 2020 and December 31, 2019, respectively	17	14
Additional paid-in capital	788,996	763,097
Accumulated deficit	(710,234)	(685,122)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders' equity	75,725	74,935
Total liabilities & stockholders' equity	$118,531	$118,975

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
License revenue with affiliate	$-	$-	$-	$198
Total revenues	-	-	-	198

Expenses:
Research and development	3,882	3,792	11,838	10,547
General and administrative	4,823	3,395	11,518	9,990
Total operating expenses	8,705	7,187	23,356	20,537
Operating loss	(8,705)	(7,187)	(23,356)	(20,339)

Other (expense) income:
Interest income	21	25	115	124
Interest expense	(46)	(105)	(121)	(358)
Other (expense) income, net	(290)	141	(1,750)	473
Total other (expense) income, net	(315)	61	(1,756)	239

Net loss	$(9,020)	$(7,126)	$(25,112)	$(20,100)

Net loss per common share
Basic and diluted	$(0.54)	$(0.66)	$(1.65)	$(1.87)

Weighted average number of common shares outstanding
Basic and diluted	16,579	10,730	15,228	10,724

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(9,020)	$(7,126)	$(25,112)	$(20,100)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	-	(12)	-	-

Comprehensive loss	$(9,020)	$(7,138)	$(25,112)	$(20,100)

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2018	-	$-	10,711	$11	$728,804	$(657,647)	$-	-	$(3,054)	$68,114
Net loss						(6,537)				(6,537)
Vesting of restricted stock units			18							-
Withholding tax payments related to net share settlements of restricted stock units					(151)					(151)
Stock-based compensation expense					1,530					1,530
Unrealized gain on marketable securities							40			40
Balance - March 31, 2019	-	$-	10,729	$11	$730,183	$(664,184)	$40	-	$(3,054)	$62,996

Net loss						(6,437)				(6,437)
Stock-based compensation expense					1,739					1,739
Unrealized loss on marketable securities							(28)			(28)
Balance - June 30, 2019	-	$-	10,729	$11	$731,922	$(670,621)	$12	-	$(3,054)	$58,270

Net loss						(7,126)				(7,126)
Stock-based compensation expense					1,939					1,939
Unrealized loss on marketable securities							(12)			(12)
Balance - September 30, 2019	-	$-	10,729	$11	$733,861	$(677,747)	$-	-	$(3,054)	$53,071

	Preferred Stock		Common Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total

Balance - December 31, 2019	-	$-	13,697	$14	$763,097	$(685,122)	$-	-	$(3,054)	$74,935
Net loss						(6,534)				(6,534)
Stock-based compensation expense					1,689					1,689
Balance - March 31, 2020	-	$-	13,697	$14	$764,786	$(691,656)	$-	-	$(3,054)	$70,090

Net loss						(9,558)				(9,558)
Issuance of common stock and common stock warrants, net of issuance costs			3,172	3	20,243					20,246
Modification of warrants					1,112					1,112
Stock-based compensation expense					1,566					1,566
Balance - June 30, 2020	-	$-	16,869	$17	$787,707	$(701,214)	$-	-	$(3,054)	$83,456

Net loss						(9,020)				(9,020)
Vesting of restricted stock units			35	-	-					-
Exercise of common stock warrants			18	-	141					141
Stock-based compensation expense					1,148					1,148
Balance - September 30, 2020	-	$-	16,922	$17	$788,996	$(710,234)	$-	-	$(3,054)	$75,725

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,112)	$(20,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of deferred revenue	-	(198)
Depreciation	123	178
Amortization of debt discount	3	127
Stock-based compensation	4,403	5,208
Non-cash expense related to warrant modifications	1,112	-
Non-cash lease expense	535	741
Realized gain on investments	-	(75)
Changes in:
Prepaid expenses and other current assets	645	389
Accounts payable	(982)	(2,813)
Collaboration and device development payable	(1,975)	(830)
Accrued expenses	1,053	(1,166)
Operating lease liabilities	(581)	(784)
Other liabilities	-	119
Net cash used in operating activities	(20,776)	(19,204)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	13,988
Purchase of property and equipment	(27)	(129)
Net cash (used in) provided by investing activities	(27)	13,859

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	20,246	-
Proceeds from research and development funding arrangement	2,400	-
Proceeds from exercise of common stock warrants	141	-
Proceeds from Payroll Protection Program loan	547	-
Principle payments on Payroll Protection Program loan	(547)	-
Principle payments on loans payable	(2,877)	(820)
Payment for taxes related to net share settlements of restricted stock units	-	(151)
Net cash provided by (used in) financing activities	19,910	(971)
Effect of exchange rate changes on cash and cash equivalents	671	(451)
Net decrease in cash, cash equivalents, and restricted cash	(222)	(6,767)
Cash, cash equivalents, and restricted cash - beginning of period	22,732	11,358
Cash, cash equivalents, and restricted cash - end of period	$22,510	$4,591

Prepayment of insurance through 3rd party financing	$1,056	$708

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 –	The Company and Description of Business

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and pulmonary diseases. Our lead cardiovascular product candidate, istaroxime, a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, and early cardiogenic shock with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration. We have also focused on developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination for non-invasive delivery of our proprietary aerosolized KL4 surfactant, using our proprietary Aerosol Delivery System, or ADS, technology for the treatment of respiratory distress syndrome in premature infants. Our licensee in Asia, Lee's Pharmaceutical (HK) Ltd., or Lee's (HK), will conduct the clinical development of AEROSURF in Asia. We are exploring potential licensing agreements with companies ex-Asia. We are also conducting a small pilot study of our proprietary KL4 surfactant for treatment of lung injury resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. Our other drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension, in patients with a specific genetic profile. We also have a number of pipeline preclinical product candidates that we are evaluating for progression into clinical development. These include evaluating and pursuing a number of early exploratory research programs to identify potential product candidates, including oral and intravenous SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

In December 2018, we acquired CVie Investments Limited, or CVie Investments, an exempted company with limited liability incorporated under the laws of the Cayman Islands, which we refer to herein as the CVie Acquisition. Since the CVie Acquisition, we have operated CVie Investments, and its wholly-owned subsidiary, CVie Therapeutics, a Taiwan corporation organized under the laws of the Republic of China, as a subsidiary focused on the development of drug product candidates for cardiovascular diseases.

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

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly-owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. When necessary, prior year's condensed consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. There have been no changes to our significant accounting policies since December 31, 2019. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Note 3 –	Liquidity Risks and Management's Plans

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

We have incurred net losses since inception. Our net loss was $9.0 million and $7.1 million, respectively, for the three-month periods ended September 30, 2020 and 2019. Our net loss was $25.1 million and $20.1 million, respectively, for the nine-month periods ended September 30, 2020 and 2019. We expect to continue to incur operating losses for at least the next several years. As of September 30, 2020, we had an accumulated deficit of $710.2 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital, and accordingly, our ability to execute our future operating plans.

In May 2020, we received net proceeds of approximately $20.2 million related to a public offering, or the May 2020 Offering, of 3,172,413 units, inclusive of 413,793 units related to a fully exercised over-allotment option, at a price per unit of $7.25. Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance.

In March 2020, we entered into a binding term sheet, or the Term Sheet, with Lee's (HK), pursuant to which Lee's (HK) will provide financing for the development of AEROSURF. In August 2020, we entered into a Project Financing Agreement with Lee's (HK), or the PF Agreement, dated and effective as of August 12, 2020, formalizing the terms of the Term Sheet, under which we have received payments of $2.8 million. Pursuant to the PF Agreement, Lee's (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. On November 12, 2020, Lee's (HK) provided notice of termination of the PF Agreement. Lee's (HK) will conduct clinical development of AEROSURF in Asia and we will wind-down our clinical development of AEROSURF. Lee's (HK) will fund an additional $1.0 million to us in 2021, repayable pursuant to the terms of the PF Agreement, for certain transition and analytical services to be provided by us with respect to the development of AEROSURF.

We believe that our cash and cash equivalents as of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 are sufficient to fund operations through at least the next twelve months. In the future, we will need to raise additional capital to continue funding our operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The following table represents identifiable intangible assets as of September 30, 2020 and December 31, 2019:

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

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense) income, net. Foreign currency transactions resulted in losses of approximately $0.3 million and gains of approximately $0.1 million for the three-month periods ended September 30, 2020 and 2019. Foreign currency transactions resulted in losses of approximately $0.6 million and gains of approximately $0.4 million for the nine-month periods ended September 30, 2020 and 2019.

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

Severance

In July 2020, we entered into separation agreements with two executives, which provide that the former employees will be entitled to receive: (i) a severance amount equal to the sum of their respective base salaries then in effect and their respective annual target bonus amounts, payable in equal installments through August 2021 and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus of other contract executives for the year 2020, prorated for the number of days of their respective employment during 2020, and payable at the time that other contract executives are paid bonuses with respect to 2020. The severance amount related to the departure of these executives is approximately $0.9 million, was accrued at the date of the separations, and will be paid ratably through August 2021. During the three months ended September 30, 2020, $0.2 million was paid.

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (see Note 8 – Restructured Debt Liability), we have established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or the Exchange and Termination Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of September 30, 2020 and 2019, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 9.8 million and 5.2 million shares, respectively. For the three and nine months ended September 30, 2020 and 2019, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. As of the date of issuance of these interim unaudited condensed consolidated financial statements, our operations, capital and financial resources and overall liquidity position and outlook have not been materially impacted by COVID-19, while our operations have experienced delays, including in clinical study initiation and productivity. For example, certain of our ongoing clinical trials have experienced delays, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients. In addition, travel restrictions and other COVID-19 mitigation efforts have impacted our business development activities with respect to out-licensing certain of our product candidates for which we are seeking partnership. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, including any regional resurgences in one or more markets where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The strategic re-implementation of mitigating COVID-19 measures in one or more markets where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in the fourth quarter of 2020 and beyond.

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

Recently Issued Accounting Standards

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intra-period tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020 and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements and related disclosures, but do not believe there will be a material impact upon adoption.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2020	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$4,605	$4,605	$-	$-
U.S. Treasury notes	14,997	14,997	-	-
Total Assets	$19,602	$19,602	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2019	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,819	$1,819	$-	$-
U.S. Treasury notes	18,230	18,230	-	-
Total Assets	$20,049	$20,049	$-	$-

Note 6 –	Collaboration and Device Development Payable

Restructuring of the Battelle Payables

In March 2020, we entered into the first amendment to the December 2018 payment restructuring agreement, or the Amendment, with Battelle Memorial Institute, or Battelle, in which we agreed to amend the payment terms of two milestone payments previously due no later than January 2020. Under the Amendment, we agreed that (i) the first milestone payment would continue to be due upon enrollment of the first patient in the next AEROSURF clinical study but no later than April 15, 2020; and, (ii) the second milestone payment would continue to be due upon completion of technology transfer of our device manufacturing process for the phase 3 ADS to our new medical device manufacturer but no later than September 1, 2020. The Amendment was treated as a debt modification and, in accordance with debt modification accounting, no gain or loss was recognized.

In April 2020, we made the first milestone payment of $0.8 million to Battelle and announced enrollment of the first patient into the AEROSURF phase 2 bridging study. In September 2020, we made the final milestone payment of $0.8 million to Battelle.

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

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 are due monthly from July 2020 through March 2021. As of September 30, 2020, the outstanding principal of the loan was $0.7 million.

Loans Payable – Non-current Portion

Assumption of bank debt as part of the CVie Acquisition

In September 2016, CVie Therapeutics Limited entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility is guaranteed by Lee's Pharmaceutical Holdings Limited, or Lee's, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, is determined based on the 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

As of September 30, 2020 and December 31, 2019, the outstanding principal of the O-Bank Facility was approximately $2.4 million and $4.6 million, respectively. In the second quarter of 2020, we were informed by Lee's of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%. To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. In November 2020, Lee's committed to maintain the required level of pledged bank deposits with O-Bank through the date of full repayment of the O-Bank Facility.

Note 8 –	Restructured Debt Liability

On November 1, 2017, we and Deerfield entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 8,333 shares of our common stock at an exercise price of $2,360.40 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 23,703 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see Note 5 – Accounting Policies and Recent Accounting Pronouncements). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of September 30, 2020 and December 31, 2019, the restructured debt liability balance was $15.0 million.

Note 9 –	Stockholders' Equity

Warrant Amendments

On April 24, 2020, we and each of the holders of our Series F Warrants dated as of December 24, 2018, or the Series F Warrants, entered into Amendment No. 1 to the Series F Warrant to Purchase Common Stock whereby the expiration date of the Series F Warrants was extended from June 24, 2020 to December 24, 2020 in consideration for the holders agreeing to be bound by a lock-up provision with respect to any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by the holders. The lock-up provision provides that the holders will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by the holders for a period of 90 days following the earlier of (i) the closing date of our next public offering of securities, or (ii) December 24, 2020. The lock-up provision commenced on May 22, 2020 upon closing of the May 2020 Offering discussed below and has expired.

On May 6, 2020, we and certain holders of our Series I Warrants dated as of December 6, 2019, or the Series I Warrants, entered into Amendment No. 1 to the Series I Warrant to Purchase Common Stock pursuant to which the exercise price of the Series I Warrants was amended from $12.09 to $9.67 if the Series I Warrants are exercised, in whole or in part, prior to December 5, 2021. In addition, the certain holders of the Series I Warrants agreed to be bound by a lockup provision with respect to any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by such holders for a period of 90 days following the earlier of (i) the closing date of our next public offering of securities, or (ii) December 24, 2020. During the lock-up period, the certain holders of the Series I Warrants will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock. The lock-up provision commenced on May 22, 2020 upon closing of the May 2020 Offering discussed below and has expired.

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

May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg Thalmann & Co. Inc., or Ladenburg, as representative for the several underwriters named therein, or collectively, the Underwriters, relating to the May 2020 Offering for an aggregate of 2,758,620 units with each unit consisting of one share of our common stock and a Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance. The shares of common stock and the Warrants were immediately separable and were issued separately in the May 2020 Offering.

In addition, we granted the Underwriters a 45-day option, or the Overallotment Option, to purchase up to 413,793 additional shares of common stock and/or Warrants to purchase up to 413,793 additional shares of common stock, which such Overallotment Option was exercised in full.

The closing of the May 2020 Offering occurred on May 22, 2020, inclusive of the Overallotment Option. The offering price to the public was $7.25 per unit. After deducting underwriting discounts and commissions and offering expenses of $2.8 million payable by us, and excluding the proceeds, if any, from the exercise of the Warrants issued pursuant to this May 2020 Offering, the net proceeds to us were approximately $20.2 million.

We have determined that the appropriate accounting treatment under ASC 480, Distinguishing Liabilities from Equity, or ASC 480, is to classify the common stock and the Warrants issued in the May 2020 Offering as equity. We have also determined that the Warrants are not in their entirety a derivative under the scope of ASC 815, Derivatives and Hedging, or ASC 815, due to the scope exception under ASC 815-10-15-74, nor are there any material embedded derivatives that require separate accounting. We allocated the net proceeds from the May 2020 Offering based on the relative fair value of the common stock and the Warrants.

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. We are not obligated to make any sales under the ATM Program, and as of November 16, 2020, we have not sold any shares under the ATM Program. If we issue a sale notice to Ladenburg, we will designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an "at-the-market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions. Sales under the ATM Program will be made pursuant to our "shelf" registration statement on Form S-3 (No. 333-248874) filed with the SEC on September 17, 2020, and declared effective on September 29, 2020, including the base prospectus and the ATM Prospectus filed therein, or the Universal Shelf.

Either party may suspend the offering under the ATM Program by notice to the other party. The ATM Program will terminate upon the earlier of (i) the sale of all shares subject to the ATM Program or (ii) termination of the ATM Program in accordance with its terms. Either party may terminate the ATM Program at any time upon five business days' prior written notification to the other party in accordance with the related agreement.

We agreed to pay Ladenburg a commission of 3% of the gross sales price of any shares sold pursuant to the ATM Program. The rate of compensation will not apply when Ladenburg acts as principal. We also agreed to reimburse Ladenburg for the fees and disbursements of its counsel in an amount not to exceed $50,000, in addition to certain ongoing disbursements of its legal counsel up to $3,000 per calendar quarter.

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

A summary of activity under our long-term incentive plan is presented below:

(in thousands, except for weighted-average data)

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2020	1,772	$17.61
Granted	537	7.25
Forfeited or expired	(402)	12.52
Outstanding at September 30, 2020	1,907	$15.76	8.0

Vested and exercisable at September 30, 2020	779	$23.23	6.8

Vested and expected to vest at September 30, 2020	1,813	$15.76	8.0

During the nine months ended September 30, 2020, 35,000 restricted stock units vested. As of September 30, 2020, there were no unvested restricted stock units.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula based on the following weighted average assumptions:

	Nine Months Ended September 30,
	2020	2019

Weighted average expected volatility	103%	95%
Weighted average expected term (in years)	7.0	6.6
Weighted average risk-free interest rate	0.54%	2.60%
Expected dividends	-	-

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Research and development	$309	$574	$1,619	$1,613
General and administrative	839	1,365	2,784	3,595
Total	$1,148	$1,939	$4,403	$5,208

Note 11 –	Collaboration, Licensing and Research Funding Agreements

In March 2020, we entered into the Term Sheet with Lee's (HK), pursuant to which Lee's (HK) will provide financing for the development of AEROSURF and in August 2020, we entered into the PF Agreement with Lee's (HK), under which we have received payments of $2.4 million as of September 30, 2020. We received the final payment under the agreement of $0.4 million in October 2020. Pursuant to the PF Agreement, Lee's (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. On November 12, 2020, Lee's (HK) provided notice of termination of the PF Agreement. Lee's (HK) will conduct clinical development of AEROSURF in Asia and we will wind-down our clinical development of AEROSURF. Lee's (HK) will fund an additional $1.0 million to us in 2021, repayable pursuant to the terms of the PF Agreement, for certain transition and analytical services to be provided by us with respect to the development of AEROSURF.

To repay the funds provided under the terms of the PF Agreement, until such time as we have repaid 125% of the amounts funded by Lee's (HK) for the development of AEROSURF, we will pay to Lee's (HK) 50% of all revenue amounts and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio, excluding (i) payments for bona fide research and development services; (ii) reimbursement of patent expenses and (iii) all amounts paid to us under the License, Development and Commercialization Agreement between us and Lee's (HK) dated as of June 12, 2017, as amended, or the License Agreement, minus certain deductions and certain reductions for any payments made by us with respect to third party intellectual property not previously funded by Lee's (HK).

We have determined that the Term Sheet is within the scope of ASC 730-20, Research and Development Arrangements, or ASC 730-20. We concluded that there has not been a substantive and genuine transfer of risk related to the Term Sheet as there is a presumption that we are obligated to repay Lee's (HK) based on the significant related party relationship that exists at the time the parties entered into the Term Sheet, including Lee's (HK)'s approximate 29% ownership of the outstanding shares of our common stock.

We have determined that the appropriate accounting treatment under ASC 730-20 is to record the proceeds received from Lee's (HK) as cash and cash equivalents, as we have the ability to direct the usage of funds, and a long-term liability on our condensed consolidated balance sheet when received. The liability will remain on the balance sheet until we repay such amounts as a result of any revenues and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio.

We have also determined that the Term Sheet is not in its entirety a derivative under the scope of ASC 815, due to the scope exception under ASC 815-10-15-59, nor are there any embedded derivatives that require separate accounting.

As of September 30, 2020, the liability balance related to the non-refundable payment was $2.4 million and is recorded in other liabilities.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the Forward-Looking Statements section, any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we filed with the Securities and Exchange Commission, or SEC, on April 3, 2020, our Quarterly Reports on Form 10-Q filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This Management's Discussion and Analysis, or MD&A, is provided as a supplement to the accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) to help provide an understanding of our financial condition and changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) and our Annual Report on Form 10-K for the year ended December 31, 2019. Unless otherwise specified, references to Notes in this MD&A shall refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and pulmonary diseases. Our lead cardiovascular product candidate istaroxime, a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, and early cardiogenic shock with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. We have also focused on developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination for non-invasive delivery of our proprietary aerosolized KL4 surfactant, using our proprietary aerosol delivery system, or ADS, technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee's Pharmaceutical (HK) Ltd., or Lee's (HK), will conduct the development of AEROSURF in Asia. We are exploring potential licensing agreements with companies ex-Asia. We are conducting a small pilot study of our proprietary KL4 surfactant for the treatment of lung injury resulting from severe novel coronavirus, or COVID-19, infections. Our other drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile. We also have a number of pipeline preclinical product candidates that we are evaluating for progression into clinical development. These include evaluating and pursuing a number of early exploratory research programs to identify potential product candidates, including oral and intravenous SERCA 2a heart failure compounds and other product candidates utilizing our KL4 surfactant and ADS technologies.

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

Istaroxime (AHF)

In April 2020, we announced the presentation at the American College of Cardiology 2020 virtual meeting of a new subset analysis from a phase 2b study of istaroxime in patients hospitalized with AHF. We previously presented the overall results of the study where the primary endpoint demonstrated a significant improvement (p<0.05) in cardiac function at both istaroxime study doses. This post-hoc analysis characterized the responses between Caucasian and Asian patients. The istaroxime dose of 0.5 µg/kg/min produced a similar response on E/e', the primary study endpoint, and stroke volume index, an important measure of cardiac performance, in Asian and Caucasian patients.

Istaroxime (Early Cardiogenic Shock)

We have initiated the study of istaroxime for the treatment of early cardiogenic shock in patients with severe heart failure, a presentation of heart failure characterized by very low blood pressure and hypo-perfusion to critical organs which is associated with high mortality and morbidity and is not well treated with current therapies. We believe istaroxime may fulfill an unmet need in early cardiogenic shock based on the profile observed in our phase 2 clinical studies in AHF. Because of the unmet need in the treatment of early cardiogenic shock, we believe there may be an opportunity with a breakthrough therapy designation, which may provide an expedited development program. Receipt of either Fast Track or breakthrough therapy designation may increase the likelihood of receiving priority review of a marketing application, which would provide for an expedited review timeframe.

In October 2020, we announced that we had dosed the first patient in our phase 2 study of istaroxime for the acute treatment of early cardiogenic shock in heart failure patients to evaluate the potential to improve blood pressure and organ perfusion. The study will also evaluate the safety and side effect profile of istaroxime in this patient population. Due to the current global outbreak of COVID-19 and its effect on hospital intensive care units, the location of this study, and the study staff and resources, our study has been impacted and we have experienced some delays in anticipated timelines and milestones.

AEROSURF (lucinactant for inhalation)

In April 2020, as part of the phase 2 clinical program, we enrolled the first patient and commenced our small, approximately 90-patient, phase 2b bridging study in premature infants with RDS to prepare to transition to a phase 3 clinical program by demonstrating the performance of our new ADS, in the neonatal intensive care unit as well as a more intensive dosing regimen. The AEROSURF phase 2b bridging study is a multicenter, randomized, controlled study with masked treatment assignment in up to 90 premature infants 26 to 32 weeks gestational age receiving nasal continuous airway pressure, or nCPAP, for RDS. The trial will leverage the favorable safety profile from the previous phase 2 studies to evaluate higher and more frequent dosing of aerosolized KL4 surfactant compared to premature infants receiving standard care of nCPAP alone. The trial will utilize the new ADS and bridge to data generated in the phase 2 program utilizing a prototype device on the following endpoints: time to nCPAP failure (the need for intubation and delayed surfactant therapy), incidence of nCPAP failure and physiological parameters indicating the effectiveness of lung function. In June 2020, we announced that all initial European trial sites were active and enrolling or able to enroll patients into the phase 2b bridging study. Most recently, the European study sites were affected by increased rates of COVID-19, which has impacted key study personnel, and resulted in periodic holds on screenings for new patients and dosing. Following termination of the PF Agreement (as defined below), these European trial sites will no longer enroll patients and Lee's (HK) will conduct a clinical trial in Asia. As a result, Asia will be the only location to complete the phase 2b bridging study. Lee's (HK) will conduct, fund and execute the AEROSURF phase 2b bridging study while we focus on the study of lucinactant to prevent lung injury in patients with COVID-19, as described below.

Lyophilized KL4 Surfactant – Lung Injury and Other Studies

We are initiating a study of our proprietary KL4 surfactant for the treatment of lung injury resulting from severe COVID-19 infection. In September 2020, the FDA accepted our investigational new drug, or IND, application for a phase 2 clinical trial to assess the ability of our proprietary KL4 surfactant to impact key respiratory parameters in ventilated COVID-19 patients. The small pilot study will evaluate changes in physiological parameters in patients who are intubated and mechanically ventilated for COVID-19 associated lung injury and acute respiratory distress syndrome, or ARDS. The study will evaluate the dosing regimen, tolerability, and functional changes in gas exchange and lung compliance after KL4 surfactant administration. We plan to enroll up to 20 patients with COVID-19 and ARDS, who are on mechanical ventilation, from four to five U.S. sites. We plan to start the study during the fourth quarter of 2020. We applied to the Biomedical Advanced Research and Development Authority, or BARDA, requesting funding for our development plans of KL4 surfactant in COVID-19 patients and we were granted a meeting to review our proposal with BARDA representatives. With the acceptance of the IND by the FDA and planned start of the trial, we plan to reengage with the federal government on the program. There is no assurance that we will receive funding from BARDA.

Impact of COVID-19

The COVID-19 pandemic continues to evolve, and we are closely monitoring the situation, including its potential impact on our clinical development plans and timelines. As of the date of the filing of this Quarterly Report on Form 10-Q, however, our operations, capital and financial resources and overall liquidity position and outlook have not been materially impacted by COVID-19, while our operations have experienced delays, including in clinical study initiation and early productivity. For example, certain of our ongoing clinical trials have experienced delays, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients. In addition, travel restrictions and other COVID-19 mitigation efforts have impacted our business development activities with respect to out-licensing certain of our product candidates for which we are seeking partnership. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, including any regional resurgences in one or more markets where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The strategic re-implementation of mitigating COVID-19 measures in one or more markets where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in the fourth quarter of 2020 and beyond.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2019. For a discussion of our accounting policies, see Note 4 – Summary of Significant Accounting Policies and, in the Notes to Consolidated Financial Statements (Notes) in our Annual Report on Form 10-K for the year ended December 31, 2019, Note 5 – Accounting Policies and Recent Accounting Pronouncements. Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended September 30, 2020 and 2019 was $8.7 million and $7.2 million, respectively. The increase in operating loss from 2019 to 2020 was due to a $1.5 million increase in operating expenses.

The operating loss for the nine months ended September 30, 2020 and 2019 was $23.4 million and $20.3 million, respectively. The increase in operating loss from 2019 to 2020 was due to a $2.8 million increase in operating expenses and a $0.2 million decrease in license revenue with affiliate.

The net loss for the three months ended September 30, 2020 and 2019 was $9.0 million and $7.1 million, respectively. The net loss for the nine months ended September 30, 2020 and 2019 was $25.1 million and $20.1 million, respectively. Included in the net loss for the three and nine months ended September 30, 2020 is $1.1 million in non-cash expenses related to the modification of certain warrants.

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

Research and development expenses by category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Product development and manufacturing	$1,002	$1,165	$3,610	$3,262
Clinical, medical and regulatory operations	1,591	1,734	5,009	5,339
Direct preclinical and clinical programs	1,289	893	3,219	1,946
Total research and development expenses	$3,882	$3,792	$11,838	$10,547

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.3 million and $0.6 million, respectively, for the three months ended September 30, 2020 and 2019 and $1.7 million and $1.7 million, respectively, for the nine months ended September 30, 2020 and 2019.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, both in-house and with contract manufacturing organizations, validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our drug products used in research and development activities, and our medical devices, including our ADS, (ii) design and development activities related to our ADS for use in our AEROSURF clinical development program; and (iii) pharmaceutical and manufacturing development activities of our drug product candidates including development of istaroxime, lyophilized KL4 surfactant, and rostafuroxin. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses decreased $0.2 million for the three months ended September 30, 2020 compared to the same period in 2019 due to a decrease in analytical testing costs related to our AEROSURF clinical development program. Product development and manufacturing expenses increased $0.3 million for the nine months ended September 30, 2020 compared to the same period in 2019 due to a $0.4 million purchase of raw materials during the second quarter of 2020, partially offset by a decrease in analytical testing costs related to our AEROSURF clinical development program.

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

Clinical, medical and regulatory operations expenses decreased $0.1 million for the three months ended September 30, 2020 compared to the same period in 2019 due to a decrease of $0.2 million in non-cash, stock compensation expense, partially offset by an increase of $0.1 million in personnel costs. Clinical, medical and regulatory operations expenses decreased $0.3 million for the nine months ended September 30, 2020 compared to the same period in 2019 due to (i) a decrease of $0.2 million in personnel and travel costs and (ii) a decrease of $0.2 million in employee-related incentive bonus expense, partially offset by (iii) an increase of $0.1 million in non-cash, stock compensation expense.

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

Direct preclinical and clinical development programs expenses increased $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to an increase in costs related to our continued clinical development of istaroxime and AEROSURF.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

General and administrative expenses	$4,823	$3,395	$11,518	$9,990

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses increased $1.4 million and $1.5 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to (i) an increase of $1.0 million and $1.8 million, respectively, in professional fees, taxes, and insurance and (ii) severance costs of $0.8 million and $0.9 million, respectively, (iii) an increase of $0.1 million and a decrease of $0.4 million, respectively, in employee-related incentive bonus expense, partially offset by (iv) a decrease of $0.5 million and $0.8 million, respectively, in non-cash, stock compensation expense.

Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Interest income	21	25	115	124
Interest expense	(46)	(105)	(121)	(358)
Other (expense) income, net	(290)	141	(1,750)	473
Total other (expense) income, net	$(315)	$61	$(1,756)	$239

Interest income relates to interest on our money market account and U.S. Treasury notes.

For the three and nine months ended September 30, 2020 and 2019, interest expense consists of interest expense associated with the collaboration and device development payables and with the loans payable. The decrease of $0.1 million and $0.2 million, respectively, in interest expense for the three and nine months ended September 30, 2020 to the comparable periods in 2019 is related to the repayment of $2.1 million in loans payable during the year ended December 31, 2019.

For the three months ended September 30, 2020, other (expense) income, net primarily consists of losses on foreign currency translation of $0.3 million. For the nine months ended September 30, 2020, other (expense) income, net primarily consists of $1.1 million in non-cash expenses related to the modification of certain warrants and losses on foreign currency translation of $0.6 million.

For the three and nine months ended September 30, 2019, other (expense) income, net primarily consists of $0.1 million and $0.4 million, respectively, in gains on foreign currency translation.

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

We have incurred net losses since inception. Our net loss was $9.0 million and $7.1 million, respectively, for the three-month periods ended September 30, 2020 and 2019. Our net loss was $25.1 million and $20.1 million, respectively, for the nine-month periods ended September 30, 2020 and 2019. We expect to continue to incur operating losses for at least the next several years. As of September 30, 2020, we had an accumulated deficit of $710.2 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital, and accordingly, our ability to execute our future operating plans.

In May 2020, we received net proceeds of approximately $20.2 million related to a public offering, or the May 2020 Offering, of 3,172,413 units, inclusive of 413,793 units related to a fully exercised over-allotment option, at a price per unit of $7.25. Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance.

In March 2020, we entered into a binding term sheet, or the Term Sheet, with Lee's (HK), pursuant to which Lee's (HK) will provide financing for the development of AEROSURF and in August 2020, we entered into a Project Financing Agreement with Lee's (HK), or the PF Agreement, under which we have received payments of $2.8 million. Pursuant to the PF Agreement, Lee's (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. On November 12, 2020, Lee's (HK) provided notice of termination of the PF Agreement. Lee's (HK) will conduct clinical development of AEROSURF in Asia and we will wind-down our clinical development of AEROSURF. Lee's (HK) will fund an additional $1.0 million to us in 2021, repayable pursuant to the terms of the PF Agreement, for certain transition and analytical services to be provided by us with respect to the development of AEROSURF.

We believe that our cash and cash equivalents as of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 are sufficient to fund operations through at least the next twelve months. In the future, we will need to raise additional capital to continue funding our operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

Cash Flows

Cash outflows for the nine months ended September 30, 2020 consist of $20.8 million used in ongoing operating activities and $19.9 million provided by financing activities. Cash outflows for the nine months ended September 30, 2019 consist of $19.2 million used in ongoing operating activities and $1.0 million used in financing activities, offset by cash inflows for the nine months ended September 30, 2019 of $13.9 million for investing activities.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $20.8 million and $19.2 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The increase in net cash used in operating activities from 2019 to 2020 is due to (i) a $5.0 million increase in net loss for the nine months ended September 30, 2020 compared to the same period in 2019;  and (ii) a $1.1 million increase in payments related to our collaboration and device development payable with Battelle Memorial Institute as a result of contractual milestone payments during the nine months ended September 30, 2020; partially offset by (iii) costs related to the acquisition of CVie Investments Limited, or the CVie Acquisition, costs from the December 2018 private placement financing and the payment of pre-existing obligations with the proceeds of the December 2018 private placement financing during the nine months ended September 30, 2019.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 represents $14.0 million related to the sale of marketable securities, partially offset by $0.1 million in purchase of property and equipment compared with a de minimis amount of net cash used in investing activities for the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $19.9 million and includes the following: (i) $20.2 million in net proceeds from the May 2020 Offering; (ii) $2.4 million in proceeds from our research and development funding arrangement with Lee's (HK); (iii) $0.1 million in proceeds from the exercise of common stock warrants; and (iv) $2.9 million of principal payments on loans payable. Net cash used in financing activities for the nine months ended September 30, 2019 was $1.0 million and represents $0.8 million in principal payments on our loans payable and $0.2 million related to withholding tax payments for net share settlements of restricted stock units.

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

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 are due monthly from July 2020 through March 2021. As of September 30, 2020, the outstanding principal of the loan was $0.7 million.

Assumption of bank debt as part of the CVie Acquisition

In September 2016, CVie Therapeutics Limited entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility is guaranteed by Lee's Pharmaceutical Holdings Limited, or Lee's, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, is determined based on the 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

As of September 30, 2020 and December 31, 2019, the outstanding principal of the O-Bank Facility was approximately $2.4 million and $4.6 million, respectively. In the second quarter of 2020, we were informed by Lee's of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%. To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. In November 2020, Lee's committed to maintain the required level of pledged bank deposits with O-Bank through the date of full repayment of the O-Bank Facility.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings. In September 2020, we filed with the SEC a "shelf" registration statement on Form S-3 (No. 333-248874), or the Universal Shelf, that was declared effective on September 29, 2020, for the proposed offering from time to time of up to $75.0 million of our securities, including common stock, preferred stock, debt securities, warrants, units, subscription rights, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering. As of September 30, 2020, approximately $75.0 million remained available under the Universal Shelf. The Universal Shelf will expire upon the earlier to occur of (i) the sale of $75.0 million of our securities or (ii) September 29, 2023.

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. We are not obligated to make any sales under the ATM Program, and as of November 16, 2020, we have not sold any shares under the ATM Program. If we issue a sale notice to Ladenburg, we will designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an "at-the-market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions. Sales under the ATM Program will be made pursuant to the Universal Shelf.

Either party may suspend the offering under the ATM Program by notice to the other party. The ATM Program will terminate upon the earlier of (i) the sale of all shares subject to the ATM Program or (ii) termination of the ATM Program in accordance with its terms. Either party may terminate the ATM Program at any time upon five business days' prior written notification to the other party in accordance with the related agreement.

We agreed to pay Ladenburg a commission of 3% of the gross sales price of any shares sold pursuant to the ATM Program. The rate of compensation will not apply when Ladenburg acts as principal. We also agreed to reimburse Ladenburg for the fees and disbursements of its counsel in an amount not to exceed $50,000, in addition to certain ongoing disbursements of its legal counsel up to $3,000 per calendar quarter.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at September 30, 2020 and 2019 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our securities involves risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A Risk Factors in our Quarterly Reports on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. In particular, the reader's attention is drawn to the discussion in Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Termination of AEROSURF Project Financing Agreement

As previously disclosed, we entered into the Term Sheet with Lee's (HK), pursuant to which the parties agreed that Lee's (HK) would provide financing for the continued development of our product candidate, AEROSURF. On August 12, 2020, we and Lee's (HK) entered into the PF Agreement, formalizing the terms of the Term Sheet, under which we have received payments of $2.8 million.

Pursuant to the PF Agreement, Lee's (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. On November 12, 2020, Lee's (HK) provided notice of termination of the PF Agreement. Lee's (HK) will conduct clinical development of AEROSURF in Asia and we will wind-down our clinical development of AEROSURF. Lee's (HK) will fund an additional $1.0 million to us in 2021, for certain transition and analytical services to be provided by us with respect to the development of AEROSURF. We remain responsible for repayment of all amounts received under the PF Agreement pursuant to the terms thereof.

ITEM 6.	Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report on Form 10-Q. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

10.1†	Collaboration Agreement dated as of October 10, 2014, by and between Battelle Memorial Institute and Discovery Laboratories, Inc. (predecessor-in-interest to Windtree).	Filed herewith.

10.2†	Amended and Restated Supply Agreement, dated as of December 3, 2004, by and between Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) and Laboratorios Del Dr. Esteve S.A.	Filed herewith.

10.3†	Amended and Restated Sublicense and Collaboration Agreement, dated December 3, 2004, by and between Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) and Laboratorios Del Dr. Esteve S.A.	Filed herewith.

10.4†	Project Financing Agreement, dated August 12, 2020, by and between Windtree and Lee’s Pharmaceutical (HK) Ltd.	Filed herewith.

10.5#	Employment Agreement, dated July 20, 2020, by and between Windtree and John P. Hamill	Incorporated by reference to Exhibit 10.1 to Windtree's Current Report on Form 8-K, as filed with the SEC on July 23, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1

The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and September 30, 2019, (iii) Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2020 and September 30, 2019, (iv) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and September 30, 2019, and (v) Notes to Condensed Consolidated Financial Statements.

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

# Compensation Related Contract.

† Certain confidential portions have been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Windtree Therapeutics, Inc.
(Registrant)

Date: November 16, 2020	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: November 16, 2020	By: /s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer