Form 10-K
period 2020-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2021-03-29
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-26422

WINDTREE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3171943 (I.R.S. Employer Identification No.)
2600 Kelly Road, Suite 100 Warrington, Pennsylvania (Address of principal executive offices)	18976-3622 (Zip Code)

Registrant’s telephone number, including area code: (215) 488-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	WINT	The Nasdaq Capital Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

On June 30, 2020, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $66.9 million (based on the closing price on The Nasdaq Capital Market on that date). In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

As of March 29, 2021, there were 26,257,065 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties, which potentially could have a material adverse effect on our development programs, business and/or operations, include, but are not limited to the following:

●	our estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	how long we can continue to fund our operations with our existing cash and cash equivalents;
●	delays in our anticipated timelines and milestones and additional costs associated with the novel coronavirus, or COVID-19, pandemic;
●	the results, cost and timing of our preclinical studies and clinical trials, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●

legal and regulatory developments in the United States, or U.S., and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●

our plans and the plans of our licensee in Asia and our respective abilities to successfully execute clinical and business development activities in a timely manner, if at all, and commercialize our product candidates;

●	risks related to manufacturing active pharmaceutical ingredients, drug product, medical devices and other materials we need;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties, both foreign and domestic, upon which we depend, including contract research organizations, contract manufacturing organizations, contractor laboratories and independent contractors;
●

the size and growth of the potential markets for our product candidates, the regulatory requirements in such markets, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;

●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	recently enacted and future legislation regarding the healthcare system in the U.S. and other potential markets, including in the U.S. changes to the Patient Protection and Affordable Care Act;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers; and
●

our ability to secure electronically stored work product, including clinical data, analyses, research, communications and other materials necessary to gain regulatory approval of our product candidates, including those acquired from third parties, and assure the integrity, proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption.

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

i

RISK FACTOR SUMMARY

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Financial Condition

●

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, or other operations.

●

Due to the significant resources required to develop each of our product candidates, we must prioritize development of certain product candidates and/or certain disease indications. We may be delayed in advancing a product candidate if our plan does not include sufficient funding to execute a clinical program. If we expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success, such failure could have a material adverse effect on our business, financial condition, results of operations, and prospects.

●	We have a significant amount of intangible assets, including goodwill, recorded on our consolidated balance sheets which may lead to potentially significant impairment charges.

Risks Related to our Development Activities and Regulatory Approval of our Product Candidates

●	We have limited experience with the development of therapies targeted to the treatment of early cardiogenic shock and novel coronavirus, or COVID-19-related acute lung injury and may not succeed in our efforts to gain approval of our product candidates and establish a profitable business.

●

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales or allow for competition to emerge.

●	The ongoing COVID-19 pandemic may negatively impact our ability to develop our product candidates.

●

Use of our product candidates, which are being developed to treat critically-ill patients in acute-care hospital settings, could be associated with side effects, serious adverse events or other complications and safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

●

If our competitors develop and receive United States Food and Drug Administration, or FDA, approval for treatments or vaccines for COVID-19, our commercial opportunity with respect to our development of KL4 surfactant for the treatment of lung injury and acute respiratory distress syndrome caused by COVID-19 may be reduced or eliminated.

●

Although we may pursue expedited regulatory programs for a product candidate or an indication, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

●

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●

We are currently conducting, and may in the future conduct, certain of our clinical trials for our product candidates at clinical sites located in the United States, or U.S., and outside of the U.S. If the FDA and other foreign equivalents raise concerns about certain of the clinical sites based on location and regulatory environment, they may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

●	If the FDA or other applicable regulatory authorities approve generic products with claims that compete with our product candidates, it could reduce our sales of our product candidates if approved.

●

Failure of our new Aerosol Delivery System to perform as intended in clinical trials, including the planned AEROSURF phase 2 bridging study to be conducted by our licensee and potentially phase 3 development activities expected to be conducted by our licensee, would have a material adverse effect on our efforts to develop our aerosolized KL4 surfactant products, including AEROSURF, and our business strategy.

●

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

Risks Related to Our Reliance on Third Parties

●

We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to good clinical practices and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

ii

●

We plan to rely on third parties, some of which are located outside the U.S., to manufacture our drug product candidates and manufacture and assemble our medical devices, which exposes us to risks that may affect our ability to maintain supplies of our clinical materials, and subject us to uncertainty associated with the international political climate, and could potentially delay our research and development activities, as well as eventual regulatory approval and commercialization of our drug product candidates.

Risks Related to our Business and Operations

●

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

●	We are continually evaluating our business strategy and may modify this strategy to respond to developments in our business and other factors.

●	The political and healthcare policy environment is becoming more challenging for pharmaceutical companies and medical device manufacturers and may adversely affect our business.

●

We depend upon key employees and consultants in a competitive market for skilled personnel. If we or our strategic partners or collaborators are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

●	We could be adversely affected by any interruption to our ability to conduct business at our current location.

Risks Related to Government Regulation

●

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

●	Failure in our information technology systems could disrupt our operations and cause the loss of confidential information and business opportunities.

●

Healthcare reform measures in the U.S., as well as the general tightening of drug reimbursement pathways and levels of reimbursement globally, are expected to add additional pressure to achieve financial expectations for our product candidates, if approved.

●

Our international operations subject us to additional regulatory oversight in foreign jurisdictions, as well as economic, social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results.

●

Our employees and independent contractors, including principal investigators, contract research organizations, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●

We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, in which violations of these laws could result in substantial penalties and prosecution.

●

We and any of our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

Risks Related to Intellectual Property Matters

●

If we cannot protect our intellectual property, others could use our technology in competitive products. Even if we obtain patents to protect our products, those patents may not be sufficiently broad or they may expire and others could then compete with us.

●	Intellectual property rights of third parties could limit our ability to develop and market our products.

●	We rely on agreements containing obligations regarding intellectual property, confidentiality and noncompetition provisions that could be breached and may be difficult to enforce.

●	Intellectual property rights do not necessarily address all potential threats.

Risks Related to the Ownership of our Securities

●	A small group of our investors, including Lee’s Pharmaceutical Holdings Limited, may be able to exercise significant influence over our business strategy and operations.

●

Our common stock is listed on the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

●

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to file in a different judicial forum to resolve disputes with us or our directors, officers or employees.

iii

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

PART I

ITEM 1. BUSINESS.

Overview

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and acute pulmonary diseases. Our lead acute cardiovascular product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in the phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in heart failure patients, we initiated a small clinical study to evaluate istaroxime for the treatment of early cardiogenic shock, a severe form of heart failure characterized by very low blood pressure and hypo-perfusion to critical organs. We believe that istaroxime may fulfill an unmet need in early cardiogenic shock. In addition, our drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile, for which we are pursuing potential out-licensing transactions or other strategic opportunities and not advancing on our own. Our cardiovascular portfolio also includes early exploratory research programs to evaluate potential preclinical product candidates for development, including oral and intravenous sarco (endo) plasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activator heart failure compounds.

Our lead pulmonary product candidate is our proprietary lyophilized KL4 surfactant (lucinactant), which we believe may potentially support a product pipeline, alone or in combination with our proprietary Aerosol Delivery System, or ADS, technology, to address a broad range of serious respiratory conditions in children and adults. We are developing KL4 surfactant to be delivered either as a liquid instillate or noninvasively as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for a small phase 2 pilot study to assess the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and acute respiratory distress syndrome, or ARDS, resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, with results expected mid-2021. Our aerosolized product candidate, AEROSURF® (lucinactant for inhalation), is a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), has agreed to fund and conduct a phase 2b clinical bridging study for AEROSURF in Asia, referred to as the phase 2b bridging study, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. Accordingly, we have suspended our AEROSURF clinical activities and ceased enrollment in the phase 2b bridging study being conducted in the European Union, or EU. To support the future development of AEROSURF and our lyophilized KL4 surfactant liquid instillate in markets outside of Asia, including the United States, or U.S., we are pursuing one or more licensing transactions, collaboration arrangements or other strategic opportunities.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets outside of Asia, including the U.S.; and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs, or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

Our Development Programs

The table below summarizes the current status and anticipated milestones for our principal product development programs. However, due to the disruptive impact of the COVID-19 pandemic, in the U.S. and globally, and its effect on hospital resources, focus and availability of services, and professional staff, our clinical trials and the next expected milestones of our product candidates may be impacted, and we may experience delays in anticipated timelines and milestones. In addition, these timelines are dependent on our ability to secure sufficient capital to continue development without interruption.

Product Candidate	Indication	Status	Next Expected Milestone
Cardiovascular Programs
Istaroxime	Early Cardiogenic Shock	Phase 2a	Ongoing clinical study in approximately 60 patients; data currently expected 2H 2021.
Istaroxime	AHF	Phase 2b	Ongoing study start-up activities for second phase 2b clinical trial in approximately 300 patients targeted to start once the clinical trial is fully funded.
Rostafuroxin	Genetically Associated Hypertension	Phase 2b	Pursuing potential out-licensing transactions or other strategic opportunities.
Oral SERCA2a Activators	Chronic and acute HF, including HFpEF	Preclinical	Ongoing preclinical studies; pursuing potential licensing transactions, research partnership arrangements or other strategic opportunities.
Pulmonary Programs
Lyophilized KL4 Surfactant	COVID-19-associated lung injury and ARDS	Phase 2a	FDA accepted our IND for phase 2a pilot clinical study in up to approximately 20 patients in September 2020; study initiated in Q1 2021; data expected in mid-2021.
AEROSURF (aerosolized KL4 surfactant based on ADS technology)	RDS	Phase 2b

Small phase 2b bridging study in premature infants using the new ADS, to be funded and conducted by licensee in Asia; pursuing licensing or collaboration arrangements or other strategic opportunities in markets outside of Asia.

Istaroxime

Heart failure is a chronic, progressive condition in which patients often experience episodic periods of increased symptoms known as AHF, where the heart fails to adequately pump, resulting in worsening symptoms, including pulmonary and peripheral edema and other severe complications. In the U.S., approximately 6 million people (nearly 2% of the adult population) have heart failure and approximately half of these patients are expected to die within five years of diagnosis; and in the combined U.S., EU and Japan markets, there are more than 18 million patients suffering from heart failure. Heart failure is the leading cause of hospitalization in patients age 65 years and older. AHF can be precipitated by many factors and puts patients at increased risk for morbidity, hospital readmission and mortality. There are more than 1.3 million hospital admissions for heart failure in the U.S. each year and over 2.5 million hospital estimated admissions for AHF in the combined U.S., EU and Japan markets. We estimate that AHF may represent a potential combined addressable market (U.S., EU and Japan) of approximately $1.6 billion annually.

Istaroxime (Early Cardiogenic Shock)

We are evaluating istaroxime for the treatment of early cardiogenic shock, a severe presentation of heart failure characterized by very low blood pressure and hypo-perfusion to critical organs which is associated with high mortality and morbidity and is not well treated with current therapies. In September 2020, we initiated a small phase 2 clinical study of istaroxime for the acute treatment of early cardiogenic shock in heart failure patients with a more severe case of heart failure to evaluate the potential to improve blood pressure and organ perfusion. The study also will evaluate the safety and side effect profile of istaroxime in this patient population. We expect data to be available in the second half of 2021. With the current global COVID-19 pandemic, however, and its disruptive effect on hospital resources, including intensive care units, or ICUs, where this study is being conducted, and availability of services and professional staff, we have experienced delays in our site-set-up activities and anticipate that we may have continuing delays that could affect our clinical timelines and milestones.

We believe istaroxime may fulfill an unmet need in early cardiogenic shock based on the profile observed in our phase 2 clinical studies in AHF, which demonstrated that istaroxime significantly improved cardiac function and systolic blood pressure. Because of the unmet need in the treatment of early cardiogenic shock, we believe there may be an opportunity with a breakthrough therapy designation to benefit from an expedited development program. Moreover, regulatory precedent exists for an approval in distributive shock settings based upon improvements in blood pressure with an acceptable safety profile. In addition, receipt of either Fast Track or breakthrough therapy designation may increase the likelihood of receiving priority review of a marketing application, which would provide for an expedited review timeframe; however, there is no guarantee that we would receive breakthrough or Fast Track designation or that any such designation will lead to a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures.

Istaroxime (AHF)

Istaroxime is a first-in-class, dual action investigational drug that we are developing to treat AHF with a potentially differentiated safety profile from current AHF therapies. In 2019, we announced topline results of a successful phase 2b clinical trial of istaroxime in which the primary endpoint of cardiac function, E/Ea ratio (echocardiographic assessment reflecting changes in pulmonary capillary wedge pressure, or PCWP, or left ventricular filing pressure) as well as other important parameters were significantly improved. Istaroxime has been granted Fast Track designation by the FDA for the treatment of AHF. In April 2020, we announced the presentation at the American College of Cardiology 2020 virtual meeting of a new subset analysis from a phase 2b study of istaroxime in patients hospitalized with AHF. This post-hoc analysis characterized the responses between Caucasian and Asian patients and demonstrated that the istaroxime dose of 0.5 µg/kg/min produced a similar response on E/e’, the primary study endpoint, and stroke volume index, an important measure of cardiac performance.

Istaroxime represents a novel approach to the treatment of AHF. It has a dual mechanism of action to improve cardiovascular physiology. Current therapy for heart failure in the hospital typically includes intravenous diuretics and, if the blood pressure is low, supportive therapy with inotropes. Inotropes are often associated with adverse effects such as hypotension, arrhythmias and, in some cases, increased mortality. These drugs are used only if needed to support blood pressure and cardiac function. We believe that istaroxime, if approved, may have the potential to address unmet medical needs of these patients by improving cardiac function and management of fluid accumulation that contributes to heart failure symptoms with a potentially differentiated safety profile from current AHF therapies, including a potential reduction in complications and improvement of other clinical outcomes.

To advance istaroxime for the treatment of AHF potentially through the phase 2 clinical program and be in a phase 3-ready position, our strategy includes, subject to adequate resources, planning an additional phase 2 clinical trial that will enroll up to 300 patients in approximately 75 clinical sites globally. The trial will focus on enrolling patients with low blood pressure and those who are diuretic resistant, two of the specific patient populations that we believe could particularly benefit from the unique profile and potential ability of istaroxime to increase cardiac function, increase blood pressure and improve renal function. This trial has been designed to collect data on measures that may serve as primary endpoints in a phase 3 clinical trial, and will include an optimized dosing regimen, potentially extending the infusion time beyond 24 hours. We currently do not have sufficient capital to initiate this clinical trial. We are exploring capital from public and private equity offerings and potential strategic opportunities to fund the initiation of this clinical trial, and plan to initiate the clinical trial after obtaining adequate funding. We plan to closely monitor the impact of the COVID-19 pandemic and its impact on hospital resources and resulting potential changes in regulatory timelines for conducting non-COVID-19-related clinical trials.

Rostafuroxin

Rostafuroxin is a novel investigational drug product candidate being developed for the treatment of hypertension in patients with a specific genetic profile, which is found in approximately 20% - 25% of the adult hypertensive population. Rostafuroxin has been studied in three phase 2 clinical trials assessing reduction in blood pressure in a hypertensive population selected in accordance with the specified genetic profile. After positive phase 2a results, a phase 2b study was initiated. In this most recent phase 2b clinical trial, rostafuroxin demonstrated efficacy in Caucasian patients but not in Chinese patients.

According to the CDC, patients with high blood pressure have a greater risk for heart disease and stroke, which are leading causes of death in the U.S. Nearly half of adults in the U.S. (108 million, or 45%) have hypertension defined as a systolic blood pressure ≥ 130 mm Hg or a diastolic blood pressure ≥ 80 mm Hg or are taking medication for hypertension. In 2018, nearly half a million deaths in the U.S. included hypertension as a primary or contributing cause. Only about 1 in 4 adults (24%) with hypertension have their condition under control. Patients often have persistent hypertension despite being on multiple therapies. Ethnicity and genetic makeup are known to impact the response to anti-hypertensive treatments, and uncontrolled hypertension has been associated with certain genetic makeups. Given the size of the market and the prevalence of unmet medical needs, major pharmaceutical companies have maintained hypertension as a key area of focus and continue to seek new drugs to compete in markets they have established with previous anti-hypertensive therapies. We are currently engaged in a process to test the industry’s interest in investing in new drugs in this market, and plan to pursue potential licensing transactions and/or other strategic opportunities.

Preclinical Oral, Chronic and Acute Heart Failure Product Candidates

We are pursuing several early exploratory research programs to assess potential product candidates, including oral and intravenous SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements or other strategic opportunities.

Lyophilized KL4 Surfactant (COVID-19 related Lung Injury)

Patients with COVID-19 pneumonia may progress to severe respiratory failure requiring supplemental oxygen and mechanical ventilation. This acute lung injury, known as ARDS, has no approved therapies and is associated with significant morbidity, mortality and healthcare resource utilization. The COVID-19 virus infects via angiotensin-converting enzyme 2 receptor, or ACE2, on cells in the lung which impair surfactant production, resulting in decreased lung compliance, and increased likelihood of needing mechanical ventilation. We believe this mechanism of injury may differentiate COVID-19 lung injury from other etiologies of ARDS and is the basis for a potentially important role for our KL4 surfactant. Lung fibrosis and severe interstitial changes occurring in COVID-19 patients resemble those seen in premature infants who are initially ventilated due to RDS and later develop bronchopulmonary dysplasia, or BPD, a condition in which KL4 surfactant clinical data suggests a potential benefit. Pre-clinical and clinical evidence shows surfactant replacement therapy has the potential to improve lung function, oxygenation, lung compliance and decrease pulmonary inflammation. These beneficial effects could lead to potential clinical improvements such as decreased need for mechanical ventilation, decreased time on ventilator (freeing the devices for other patients) and possibly mortality.

In September 2020, the FDA accepted our IND application for a phase 2 clinical trial to assess the impact of our lyophilized KL4 surfactant on key respiratory parameters in ventilated COVID-19 patients. This small pilot study is designed to evaluate changes in physiological parameters in patients who are intubated and mechanically ventilated for COVID-19 associated lung injury and ARDS. The study will evaluate the dosing regimen, tolerability, and functional changes in gas exchange and lung compliance after KL4 surfactant administration. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, from four to five U.S. sites, with data expected in mid-2021.

If the initial trial results are favorable and we are able to secure the required additional funding, we plan to engage with the FDA to define a development pathway forward and may initiate an expanded clinical trial in ventilated patients to establish a beneficial effect on clinical outcomes that could be the basis for regulatory approval. In addition, if the results warrant, we may consider expanding our development efforts to study ARDS caused by other viral pneumonias.

We are funding the initial COVID-19 study using available resources. If the results of the initial study are positive, we plan to pursue multiple non-dilutive funding sources to secure the additional capital that may be needed to initiate and complete any follow-on development activities, including, to the extent available, grants and other funding commitments from U.S. government agencies, and private foundations, as well as pursuant to co-development and co-marketing agreements, and similar arrangements. In early 2020, we approached the Biomedical Advanced Research and Development Authority, or BARDA, and requested funding for our development plans for KL4 surfactant in COVID-19 patients and we were granted a meeting to review our proposal with BARDA representatives. With the acceptance of the IND by the FDA and initiation of the clinical trial, we plan to reengage with BARDA and potentially other federal government agencies and private foundations to seek funding for this program. There can be no assurance that we will receive any funding from BARDA or any other governmental agency or foundation. If we are successful, we also may pursue one or more licensing transactions, collaboration arrangements or other strategic opportunities to support the further development of lyophilized KL4 surfactant in markets outside of Asia, including the U.S.

AEROSURF (lucinactant for inhalation)

AEROSURF is an investigational combination drug/medical device product that we are developing to improve the management of RDS in premature infants. RDS is a condition that occurs in premature infants who may not have fully developed natural lung surfactant, which is essential to normal respiratory function and survival, and may require surfactant therapy to sustain life, and can result in long-term respiratory problems, developmental delays and death. Surfactant therapy is the primary therapy to address an underlying surfactant deficiency, and AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology. We have completed three AEROSURF phase 2 clinical trials. Our most recent phase 2b clinical trial did not achieve its primary endpoint, due primarily, we believe, to an unexpected rate of treatment interruptions associated with the prototype phase 2 ADS used in the phase 2b clinical trial, or phase 2 ADS. After excluding patients whose doses were interrupted, in accordance with the predesignated statistical plan, we observed a meaningful treatment effect in line with our desired targeted outcome and believe that these results support the further development of AEROSURF to reduce both the rate of nasal continuous positive airway pressure, or nCPAP, failure and the need for intubation in premature infants being treated for RDS. In addition, a pooled post-hoc analysis of data from two phase 2 studies suggests that AEROSURF treatment at the higher doses may have the potential to lower the incidence and severity of bronchopulmonary dysplasia, or BPD, a chronic lung disease of premature infants who have required intubation, mechanical ventilation and oxygen therapy. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS.

RDS is the most prevalent respiratory disease in the neonatal intensive care unit, or NICU. Surfactants currently available in the U.S. are generally administered using invasive endotracheal intubation, frequently with mechanical ventilation, procedures that may result in serious respiratory conditions and other complications. AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology and potentially may meaningfully reduce the use of invasive endotracheal intubation and mechanical ventilation. We believe that AEROSURF, if approved, may meaningfully reduce the number of premature infants who are subjected to invasive surfactant administration, and potentially provide transformative clinical and pharmacoeconomic benefits. In addition, we believe that AEROSURF may support an expansion of the RDS market by reducing the need for intubation and mechanical ventilation, reducing hospital costs, and enabling dosing and repeat dosing as needed using AEROSURF noninvasive delivery of KL4 surfactant via nCPAP. Moreover, while the current surfactant market represents drug-only revenues, we believe we can capture revenues from both the drug product and the ADS disposable cartridges, supported by anticipated pharmacoeconomic benefits associated with the successful use of nCPAP. We believe that AEROSURF, if approved, may be administered in less specialized hospitals and birthing centers, potentially further expanding access to treatment. We also believe that AEROSURF has the potential to achieve a higher price per patient in an addressable global market that could be in excess of $1.2 billion annually.

We successfully completed design verification activities for a newly designed ADS, referred to as the new ADS, for use in our remaining development activities, including potentially a phase 3 program. The new ADS combines the same aerosolization technology used during the phase 2 clinical program, but with improved ergonomics, interface, controls, and dose monitoring in a modular design. The new ADS also implements design changes to potentially mitigate the risks of device-related treatment interruptions experienced in the phase 2 ADS used in the phase 2b clinical trial, and we believe it will be easier and faster to use and may support enhanced clinical outcomes by potentially allowing for reduced time to initial administration of our KL4 surfactant and reduced time intervals between doses compared to our phase 2 prototype.

In April 2020, as part of the phase 2 clinical program and to prepare to transition to a phase 3 clinical program, we enrolled the first patient and commenced a small, approximately 90-patient, phase 2b bridging study in premature infants with RDS that was designed to clinically evaluate the performance of our new ADS, provide for clinical experience in the NICU, and implement a more intensive dosing regimen, with additional higher dose treatment data to augment data previously obtained in the earlier phase 2b clinical trial. This trial was designed as a multicenter, randomized, controlled study with masked treatment assignment in up to 90 premature infants 26 to 32 week gestational age receiving nasal continuous airway pressure, or nCPAP, for RDS. The trial was designed to leverage the favorable safety profile of the two previous AEROSURF phase 2 clinical trials and evaluate higher and more frequent dosing of aerosolized KL4 surfactant compared to premature infants receiving standard care of nCPAP alone. The trial utilized the new ADS and was designed to bridge to data generated in the earlier phase 2 programs that utilized a phase 2 ADS on the following endpoints: time to nCPAP failure (the need for intubation and delayed surfactant therapy), incidence of nCPAP failure and physiological parameters indicating the effectiveness of lung function.

In August 2020, we entered into a Project Financing Agreement with Lee’s (HK), or the PF Agreement, dated and effective as of August 12, 2020, under which we received payments totaling $2.8 million through October 2020. Pursuant to the PF Agreement, Lee’s (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. In partial satisfaction of our obligations under the PF Agreement, we agreed to pay Lee’s (HK) 50% of any Commercialization Net Revenues (as defined in the PF Agreement) up to an amount that is equal to 125% of the Project Expenses (as defined in the PF Agreement) funded by Lee’s (HK). On November 12, 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement. Thereafter, we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its cost. Lee’s (HK) will fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement.

In 2021, we plan to continue supporting Lee’s (HK) efforts to plan, fund and initiate in Asia the phase 2b bridging study needed to advance AEROSURF to phase 3 clinical trials. With termination of the PF Agreement, we ceased enrollment in our phase 2b bridging study at the EU clinical sites and are preparing to transfer AEROSURF development activities to Lee’s (HK) to be implemented under the terms of our Asia License Agreement. Our decision to cease enrollment and transfer the AEROSURF development activities to Lee’s (HK) in Asia was not related to any communications between ourselves and the FDA or the EU regulatory authorities and was not based on any underlying safety or efficacy concern, but rather compelled by our desire to preserve our limited capital to focus on acute cardiovascular and other KL4 surfactant programs, primarily treatment of lung injury in patients with COVID-19.

We also plan to pursue one or more licensing transactions, collaboration arrangements or other strategic opportunities to support the development of AEROSURF and our lyophilized KL4 surfactant in markets outside of Asia, including the U.S.

Lyophilized KL4 Surfactant (Lung Injury and Other Studies)

We believe our lyophilized KL4 surfactant and ADS technologies may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. We have from time to time worked with independent investigators and pharmaceutical companies to conduct or assist with preclinical studies, some of which were funded under grants from National Institutes of Health, or NIH, and other government agencies, to assess the utility of using our KL4 surfactant, alone or in combination with other pharmaceutical compounds, to address various respiratory conditions.

Impact of COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business, operations, including its potential impact on our clinical development plans and timelines, and financial condition. As of the date of the filing of this Annual Report on Form 10-K, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The potentially extended timelines may force us to expend more of our capital resources than planned to achieve our projected milestones. For example, certain of our ongoing clinical trials, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients, have experienced delays. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, such as the B.1.1.7 strain first identified in the United Kingdom and the B.1.351 strain first detected in South Africa, cases of which have been confirmed in the U.S., information about any regional resurgences in one or more markets where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The strategic re-implementation of mitigating COVID-19 measures in one or more markets where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2021.

Our Strategy

We intend to maximize the value of our product candidates and proprietary technologies. Our strategy to achieve this goal includes plans to:

●	Study istaroxime for early cardiogenic shock and, if the drug demonstrates adequate potential to raise blood pressure with an acceptable safety profile, pursue opportunity for a breakthrough therapy designation, and if available, an expedited regulatory pathway to address this area of unmet medical need. In the second half of 2020, we began an approximately 60-patient phase 2a clinical trial in early cardiogenic shock, with data expected in the second half of 2021;

●	Advance istaroxime for the treatment of AHF to a phase 3-ready position and potential partnering, collaboration or other strategic transaction. In 2020, we began start-up activities for an additional phase 2b clinical trial in approximately 300 patients and plan to initiate the clinical trial after obtaining adequate funding;

●	Pursue out-licensing transactions or other strategic arrangements for the development and potential commercialization of rostafuroxin. We are pursuing a potential out-licensing transaction or other strategic opportunities with one or more larger companies that have an interest in and/or operate in the very large and broad anti-hypertension market, and thereafter, to reinvest any proceeds to provide non-dilutive funding for our other core programs;

●	Advance development of chronic and acute preclinical heart failure programs. To create added value for our cardiovascular portfolio, we plan to advance oral (chronic) and intravenous (acute) SERCA2a activator product candidates through selected preclinical studies to demonstrate proof of concept; actively exploring potential licensing transactions, research partnership arrangements or other strategic opportunities;

●	Assess the ability of KL4 surfactant to impact key respiratory parameters in COVID-19 patients. We plan to complete the initial small study begun in the first quarter of 2021 using existing resources and, if the trial results are favorable, we would engage with the FDA to define a development pathway forward and initiate an expanded clinical program in ventilated patients to establish a beneficial effect on clinical outcomes that could be the basis for regulatory approval; and if the results warrant, we may consider expanding our development efforts to study ARDS caused by other viral pneumonias. To fund any further development activities, we plan to pursue non-dilutive funding opportunities, including potentially grants and other funding commitments from U.S. government agencies, if available, and other potential strategic opportunities, including licensing transactions, collaboration arrangements or other similar transactions in markets outside of Asia, including the U.S.;

●	Support our licensee’s efforts to advance AEROSURF to a phase 3-ready position. In 2021, we plan to continue supporting Lee’s (HK)’s efforts to plan, fund and initiate in Asia the phase 2b bridging study to clinically evaluate the performance of the new ADS in the NICU, introduce a potentially optimized dose regimen, and advance AEROSURF towards a phase 3-ready position. This clinical trial will leverage Lee’s (HK)’s development capabilities in the People’s Republic of China, or China (the largest RDS and surfactant market), and will be conducted under the terms of our existing Asia License Agreement; and we plan to pursue one or more licensing transactions, collaboration arrangements or other strategic transactions to support the development of AEROSURF and our lyophilized KL4 surfactant in markets outside of Asia, including the U.S.; and

●	To enhance our product portfolio, pursue a focused business development agenda directed to enhancing our current offerings and identifying additional product candidates that enhance our portfolio and provide more opportunity to grow value and diversify risk. The strategic focus is on areas that fit our market focus (specialty critical, acute care), fit our scale for development and cost structure and leverage our therapeutic area and other competencies such as clinical stage development.

Our Product Candidates

Istaroxime

Our lead cardiovascular product is istaroxime, a novel, first-in-class, dual action investigational drug that we are developing to treat AHF and early cardiogenic shock. Istaroxime has been evaluated in two phase 2 clinical trials, the results of which suggest that istaroxime may improve cardiovascular physiological function as assessed by parameters of pump function, decreases in heart rate, increases in blood pressure and renal function (as measured by filtration rate) without adverse events such as arrhythmias or cardiac damage (as indicated by elevated troponin values). In August 2019, the FDA granted us Fast Track designation for istaroxime for the treatment of AHF.

AHF and Early Cardiogenic Shock Overview

Heart failure can result from structural or functional cardiac abnormalities. Heart failure is a chronic, progressive disease that commonly but episodically worsens to a point of critical decompensation, where cardiac output fails to meet the body’s metabolic needs. The disease is characterized by inadequate pumping function of the heart that results in fluid accumulation manifesting as pulmonary congestion, peripheral edema and congestion in other parts of the body. Insufficient cardiac output can result in inadequate peripheral perfusion that increases the risk of other organ dysfunction such as renal failure. Chronic heart failure is commonly treated with multiple medications including diuretics, inhibitors of neurohumoral imbalances (angiotensin, renin, aldosterone, naturetic peptides) and beta blockers. Effective treatments for AHF in a hospital setting are lacking.

Clinical objectives for AHF patient management include: (i) relieve pulmonary congestion and general edema with intravenous diuretics, (ii) improve cardiac function and peripheral / organ perfusion, (iii) achieve a stable, fully compensated clinical state and, (iv) transition to oral, outpatient medicines (for chronic management of their heart failure).

Current approaches to acutely improve cardiac function are associated with unwanted effects including heart rhythm disturbances, increased heart rate and myocardial oxygen demand, decreased blood pressure, potential damage to the heart muscle, worsening renal function and even increases in mortality have been observed. In particular, patients with low systolic blood pressure, or SBP, and peripheral hypoperfusion are high risk, challenging patients and are also generally resistant to diuretic therapy and often discharged in a sub-optimal state.

Early cardiogenic shock is a severe presentation of heart failure characterized by very low blood pressure and hypo-perfusion to critical organs. It is associated with high mortality and morbidity and is not well treated with current therapies.

Method of Action

Istaroxime represents a novel approach to the treatment of AHF. It has a dual mechanism of action to improve cardiovascular physiology. First, it activates the SERCA2a calcium pump on the sarcoplasmic reticulum, or SR, leading to enhanced SR calcium uptake and a reduction in cytoplasmic calcium that is thought to improve myocardial relaxation. Second, it inhibits the sodium-potassium ATPase activity leading to improved myocardial contractility.

We believe that these mechanisms of action may result in improvement in cardiac function and perfusion to reduce congestion and edema and preserve other organ function while avoiding the side effects associated with other classes of heart failure therapies. Data from preclinical, phase 2a and phase 2b clinical studies performed to date suggest that istaroxime may improve cardiovascular physiology as assessed by parameters of pump function, decreases in PCWP, decreases in heart rate, increases in blood pressure without an increase in adverse events such as arrhythmias, cardiac damage (as indicated by elevated troponin values) or adverse impact on kidney function. We believe that these features of istaroxime, if approved, could potentially result in clinical improvement of patients' heart failure symptoms, reduce complications and improve other clinical outcomes when compared to current therapeutic regimens for AHF.

Clinical Development

Early Cardiogenic Shock

After assessing the regulatory landscape and data from the istaroxime phase 2 clinical program in AHF and discussions with our scientific advisors, we added to our istaroxime development program a study in early cardiogenic shock. We believe that istaroxime may fulfill an unmet medical need in early cardiogenic shock based on the profile observed in prior phase 2 clinical studies in AHF, in which istaroxime increased SBP, suggesting that istaroxime could potentially contribute to the clinical improvement of select patients in cardiogenic shock due to heart failure. In addition, we believe there may be opportunities for an expedited regulatory pathway and review in early cardiogenic shock. Based on precedent, we believe that approval for early cardiogenic shock potentially could be based on blood pressure changes alone (assuming comparable mortality compared to control patients at 30 days).

In the second half of 2020, we initiated a small study of istaroxime for the acute treatment of early cardiogenic shock in patients with more severe cases of heart failure, to evaluate the potential to improve blood pressure and organ perfusion. This study is a phase 2 international randomized double-blind placebo-controlled study to assess the effect of istaroxime in patients with early cardiogenic shock due to heart failure. This study will include 60 patients (30 assigned to istaroxime and 30 assigned to placebo) receiving study drug infusion over 24 hours. The primary endpoint is the change in systolic blood pressure over six hours after initiating the infusion. Secondary endpoints will include characterization of blood pressure changes over 24 hours, the number of patients requiring rescue therapy (vasopressors, inotropes or mechanical devices), assessment of renal function and measures associated with safety and tolerability. The study will also evaluate the safety and side effect profile of istaroxime in this patient population. We expect data to be available in the second half of 2021. With the current global COVID-19 pandemic, however, and its disruptive effect on hospital resources, including ICUs where this study is being conducted, and availability of services and professional staff, we have experienced delays in our site-set-up activities and anticipate that we may have continuing delays that could affect our clinical timelines and milestones.

AHF

Istaroxime has been evaluated in six clinical trials assessing three doses in 280 patients, including two phase 2 clinical trials. In a phase 2a randomized, double-blind, placebo-controlled, dose-escalation clinical trial, three doses of istaroxime were evaluated in a study of 120 hospitalized patients (approximately 30 patients per cohort) with AHF and reduced left ventricular ejection fraction with three doses of istaroxime administered over a 6-hour infusion period. In this clinical trial, the primary endpoint of lowering of PCWP was significantly improved in all three doses relative to placebo, and the certain secondary hemodynamic endpoints (increased systolic blood pressure and decreased heart rate) also improved. The main side effects were vomiting (7.9%) and pain at the infusion site (5.6%); one severe adverse event of ventricular tachycardia was observed. The favorable effects on PCWP, blood pressure and heart rate provided the basis for moving the program forward into a phase clinical 2b trial and for selecting the doses to study.

The primary endpoint of the istaroxime phase 2b clinical trial for AHF was a change from baseline to 24 hours after start of infusion (Day 1) in E/e’ with istaroxime 0.5 or 1.0 gg/kg/min compared to placebo. The E/e’ ratio is a marker of the function of the left ventricle, or LV, of the heart and was measured using doppler echocardiography read by a central laboratory. Secondary endpoints included change in other parameters of cardiac function, such as diastolic function, or E/A, stroke volume, or SVI, left ventricle ejection fraction, or LVEF, LV volumes, left atrial, or LA, area, interior vena cava, or IVC, diameter. A 24-hour infusion of istaroxime was associated with significant improvements in cardiac function, in both dosing groups, with a mean E/e' of -4.55 for the 0.5 gg/kg/min group and -3.16 for the 1.0 gg/kg/min group, compared with mean placebo E/e’ ratios of -1.55 and -1.08, respectively. Twenty-four-hour infusions of istaroxime were also associated with substantial increases in stroke volume in both dosing groups, with a mean SVI value of 5.33 ml/beat/m2 for the 0.5 gg/kg/min group and 5.49 ml/beat/m2 for the 1.0 gg/kg/min group, compared with the mean placebo SVI of 1.65 ml/beat/m2 and 3.18 ml/beat/m2, respectively. Importantly, subjects also maintained or increased SBP, with a mean change in SBP of 2.82 mmHg for the 0.5 gg/kg/min group and 6.1 mmHg for the 1.0 gg/kg/min group, compared with the mean placebo SBP values of -2.47 mmHg and 2.7 mmHg, respectively. There were no signs of increased risk for arrhythmias or increased troponin levels (a marker of heart muscle damage) during or after istaroxime infusion. Additionally, blood pressure tended to increase, and heart rate decreased, during the infusion with istaroxime, which may have contributed to the short-term trend toward improvement in renal function. The findings were consistent with the physiologic improvements seen in the phase 2a study and the effects of istaroxime in AHF.

Istaroxime was generally well tolerated. Istaroxime did not appear to be associated with an increased risk for arrhythmias or increases in cardiac troponin T. The rate of cardiovascular-related adverse events was 23% for placebo, 10% for istaroxime low dose, and 18% for istaroxime high dose, with cardiac failure occurring in 3%, 5% and 8% of placebo, low dose and high dose patients, respectively. The cases of cardiac failure were reported by the investigator as “worsening of heart failure” symptoms that occurred approximately 10-14 days after study drug administration and were not considered to be drug related. The most common adverse drug reactions reported included pain at infusion site, generally associated with use of short catheters, and dose-related gastrointestinal adverse events in 5%, 10% and 38% of placebo, low dose and high dose patients, respectively. Serious adverse events included one cardiac death and one case of cardiogenic shock (in the same patient who died) in the istaroxime 1.0 mg group, two cases of cardiac failure in the 0.5 mg group, three cases of cardiac failure in the 1.0 mg group, and one case of renal embolism in the 1.0 mg group. There was an additional cardiac death outside the 30-day window.

Based on feedback from the FDA in June 2019 and discussions with our scientific advisors, to advance istaroxime for the treatment of AHF potentially through the phase 2 clinical program and be in a phase 3-ready position, our strategy includes, subject to adequate resources, planning an additional phase 2 clinical trial that will enroll up to 300 patients in approximately 75 clinical sites globally. This trial will focus on treating heart failure patients with low systolic blood pressure and those who are diuretic resistant and should serve as an enrichment strategy to target those patients most likely to respond well to istaroxime administration. These two, difficult-to-treat patient groups have limited treatment options and could particularly benefit from the istaroxime unique profile and potential ability to increase cardiac function, increase blood pressure and improve renal function. The trial will also collect data on measures that may serve as primary endpoints in a phase 3 clinical trial, and will include an optimized dosing regimen, potentially extending the infusion time beyond 24 hours. We currently do not have sufficient capital to initiate this clinical trial. We are exploring capital from public and private equity offerings and potential strategic opportunities to fund the initiation of this clinical trial, and plan to initiate the clinical trial after obtaining adequate funding.

Manufacturing

Istaroxime is manufactured for us by Zhaoke Pharmaceutical (Hefei) Co. Ltd.

The active pharmaceutical ingredient, or API, used in production of the drug product is manufactured by ScinoPharm Taiwan, Ltd.

We contracted with Clinical Supplies Management, Inc. for the receipt, labeling, packaging and distribution of drug and materials to support the istaroxime phase 2 clinical trial in early cardiogenic shock.

Rostafuroxin

Rostafuroxin is a novel investigational drug product candidate being developed for the treatment of hypertension in patients with a specific genetic profile, which is found in approximately 20% - 25% of the adult hypertensive population.

Hypertension Overview

According to the CDC, patients with high blood pressure have a greater risk for heart disease and stroke, which are leading causes of death in the U.S. Nearly half of adults in the U.S. (108 million, or 45%) have hypertension defined as a systolic blood pressure ≥ 130 mm Hg or a diastolic blood pressure ≥ 80 mm Hg or are taking medication for hypertension. In 2018, nearly half a million deaths in the U.S. included hypertension as a primary or contributing cause. Only about 1 in 4 adults (24%) with hypertension have their condition under control. Patients often have persistent hypertension despite being on multiple therapies. Ethnicity and genetic makeup are known to impact the response to anti-hypertensive treatments, and uncontrolled hypertension has been associated with certain genetic makeups. Given the size of the market and the prevalence of unmet medical needs, major pharmaceutical companies have maintained hypertension as a key area of focus and continue to seek new drugs to compete in markets they have established with previous anti-hypertensive therapies. We are currently engaged in a process to test the industry’s interest in investing in new drugs in this market, and plan to pursue potential licensing transactions and/or other strategic opportunities with a company that has interest in and/or operates in the anti-hypertension market.

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

Manufacturing

The drug product for rostafuroxin is manufactured by Zhaoke Pharmaceutical (Guangzhou) Co., Ltd.

The API used in the production of the drug product is manufactured by SciAnda (Changshu) Pharmaceutical, Ltd.

Preclinical Heart Failure Product Candidates

We are pursuing early exploratory research to assess our preclinical follow-on oral and intravenous SERCA2a activator heart failure compounds. To advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements or other strategic opportunities.

Lyophilized KL4 Surfactant

We believe our lyophilized KL4 surfactant and ADS technologies may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. One such program is our ongoing study to assess the utility of using KL4 surfactant to address COVID-19 pneumonia.

COVID-19 related Lung Injury Overview

Patients with COVID-19 pneumonia may progress to ARDS and require supplemental oxygen and mechanical ventilation. ARDS has no approved therapies and is associated with significant morbidity, mortality and healthcare resource utilization. The COVID-19 virus infects via angiotensin-converting enzyme 2 receptor, or ACE2, on cells in the lung which impair surfactant production, resulting in decreased lung compliance, and increased likelihood of needing mechanical ventilation. We believe this mechanism of injury may differentiate COVID-19 lung injury from other etiologies of ARDS and is the basis for a potentially important role for our KL4 surfactant. Lung fibrosis and severe interstitial changes occurring in these COVID-19 patients resemble those seen in premature infants who are initially ventilated due to RDS and later develop BPD – a condition in which KL4 surfactant clinical data suggests a potential benefit. Pre-clinical and clinical evidence shows surfactant replacement therapy has the potential to improve lung function, oxygenation, lung compliance and decrease pulmonary inflammation. These beneficial effects could lead to potential clinical improvements such as decreased need for mechanical ventilation, decreased time on ventilator (freeing the devices for other patients) and possibly mortality.

RDS Overview

Our KL4 surfactant can be lyophilized (freeze-dried) and reconstituted to a liquid just prior to administration. We have in the past considered potential development pathways to secure marketing approval for lyophilized KL4 surfactant as an intratracheal instillate for the treatment and/or prevention of RDS in premature infants who, because they are unable to breathe on their own or other reason, are not candidates for AEROSURF. Lyophilized KL4 surfactant is the drug product component of AEROSURF and a lyophilized (freeze-dried) dosage form of the liquid KL4 surfactant intratracheal instillate, SURFAXIN®, that was approved by the FDA in 2012, but the SURFAXIN drug product was withdrawn from the market by us voluntarily in 2015 to focus our resources on the development of aerosolized KL4 surfactant for respiratory diseases, beginning with AEROSURF. We have demonstrated in laboratory experiments that our lyophilized KL4 surfactant retains many of the key attributes and characteristics of SURFAXIN. In September 2019, we discussed with the FDA a potential clinical trial design to open an IND for lyophilized KL4 surfactant and, if we decide to move forward, expect to re-engage with the FDA to confirm a development plan, trial design and regulatory plan to gain approval for lyophilized KL4 surfactant in the U.S. We expect that Lee’s (HK) will continue to pursue approval of lyophilized KL4 surfactant in Asia pursuant to the Asia License Agreement.

Clinical Development

COVID-19 related Lung Injury

In September 2020, the FDA accepted our IND application for a phase 2 clinical trial to assess the impact of our lyophilized KL4 surfactant on key respiratory parameters in ventilated COVID-19 patients. This small pilot study is designed to evaluate changes in physiological parameters in patients who are intubated and mechanically ventilated for COVID-19 associated lung injury and ARDS. The study will evaluate the dosing regimen, tolerability, and functional changes in gas exchange and lung compliance after KL4 surfactant administration. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, from four to five U.S. sites, with data expected in mid-2021.

If the initial results are favorable and we are able to secure the required additional funding, we plan to engage with the FDA to define a development pathway forward and may initiate an expanded clinical trial in ventilated patients to establish a beneficial effect on clinical outcomes that could be the basis for regulatory approval. In addition, if the results warrant, we may consider expanding our development efforts to study ARDS caused by other viral pneumonias.

Lung Injury and Other Studies

We believe our lyophilized KL4 surfactant and ADS technologies may potentially support a product pipeline to address a broad range of serious respiratory conditions in children and adults. KL4 surfactant has been widely studied across 17 clinical studies in approximately 2,500 patients with various related acute pulmonary syndromes. We have previously announced results of a NIH-funded study of aerosolized KL4 surfactant demonstrating reduced lung inflammation and improved overall survival in a well-established animal model of a highly pathogenic avian influenza. We have received support in the past, and in the future may seek additional support, from the NIH and other government funding sources to explore the utility of our KL4 surfactant to address a variety of respiratory conditions such as acute lung injury, or ALI, including acute radiation exposure to the lung (acute pneumonitis and delayed lung injury), chemical-induced ALI, and influenza-induced ALI; as well as chronic rhinosinusitis, complications of certain major surgeries, mechanical ventilator-induced lung injury, often referred to as VILI, pneumonia, and diseases involving mucociliary clearance disorders, such as chronic obstructive pulmonary disease and cystic fibrosis, or CF. We have also worked with pharmaceutical companies to explore the feasibility of combining our KL4 surfactant with other therapies.

AEROSURF

Overview

AEROSURF® (lucinactant for inhalation) is an investigational drug/medical device combination product that we are developing to improve the management of RDS in premature infants who may not have fully developed natural lung surfactant and may require surfactant therapy to sustain life. AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology and potentially may meaningfully reduce the use of invasive endotracheal intubation and mechanical ventilation. We believe that AEROSURF, if approved, may meaningfully reduce the number of premature infants who are subjected to invasive surfactant administration, and potentially provide transformative clinical and pharmacoeconomic benefits. The FDA has granted Fast Track designation for AEROSURF to treat RDS.

RDS and BPD Overview

RDS is the most prevalent respiratory disease in the NICU. Surfactant therapy can be a life-saving treatment for RDS and is the primary therapy to address an underlying surfactant deficiency. Unfortunately, surfactants currently available in the U.S. are animal-derived and are generally administered using invasive procedures, including endotracheal intubation, frequently with mechanical ventilation. We believe that this market has been constrained because the invasive procedures required to administer surfactants may result in serious respiratory conditions and other complications. We also believe that AEROSURF may support an expansion of the RDS surfactant market by reducing the need for intubation and mechanical ventilation, reducing hospital costs, and enabling dosing and repeat dosing as needed using noninvasive delivery of AEROSURF via nCPAP. Moreover, while the current surfactant market represents drug-only revenues, we believe we can capture revenues from both the drug product and the ADS disposable cartridges, supported by anticipated pharmacoeconomic benefits associated with the successful use of nCPAP. We believe that AEROSURF, if approved, may be administered in less specialized hospitals and birthing centers, potentially further expanding access to treatment and potentially achieving a higher price per patient in an addressable global market that could be in excess of $1.2 billion annually.

We also believe that AEROSURF may fulfill an unmet medical need in the treatment of BPD, a chronic lung disease of premature infants who have required intubation, mechanical ventilation and oxygen therapy. BPD is associated with ongoing pulmonary disease and neurodevelopmental impairment that contributes to substantial patient morbidity. This is associated with increased health care utilization and higher healthcare costs. Notwithstanding, effective prevention and treatment strategies for BPD have been elusive and there is no approved treatment.

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

In 2017 we completed a phase 2b clinical trial evaluating AEROSURF for the treatment of RDS in premature infants. The clinical trial was a multicenter, randomized, controlled study with masked treatment assignment in 221 premature infants that was designed to evaluate aerosolized KL4 surfactant administered to premature infants 26 to 32 week gestational age receiving nCPAP, in two dose groups (25 and 50 minutes) with up to two potential repeat doses, compared to infants receiving nCPAP alone. This trial was conducted in approximately 50 clinical sites in the U.S., Canada, Europe and Latin America. In this clinical trial, AEROSURF did not meet the primary endpoint of a reduction in nCPAP failure at 72 hours. We believe this result was attributable in large part to an unexpected rate of treatment interruptions, which occurred in about 23% of active enrollments, predominantly in the 50-minute dose group. These interruptions, we believe, were primarily related to specific lots of disposable cartridge filters in the ADS that had a greater tendency to clog. After excluding patients in the 50-minute dose group whose dose was interrupted, in accordance with the predesignated statistical plan, nCPAP failure rates were 44% in the control group (n=71) compared to 32% (n=44) in the AEROSURF 50-minute dose group, which is a 12% absolute reduction or a 27% relative reduction in nCPAP failure compared to control. These data suggest a meaningful treatment effect in line with our desired targeted outcome. The overall data suggest that the safety and tolerability profile of AEROSURF was generally comparable to the control group. Reported adverse events and serious adverse events were those that are common and expected among premature infants with RDS and comparable to the control group. As expected, some peridosing events occurred (i.e., changes in oxygen requirements and blood pressure in the time around dosing) more commonly in the AEROSURF groups, however, these were transient in nature and occurred less frequently than seen in intratracheal administration.

In the post hoc pooled analysis of the AEROSURF phase 2b clinical trial and phase 2a clinical trial in infants 26 to 28 weeks gestational age, AEROSURF treatment at the higher doses was associated with significantly lowered incidence and severity of BPD compared to infants on nCPAP alone. This effect was observed without excluding patients whose treatment was interrupted.

In 2018, we transitioned from the phase 2 ADS, to the new ADS for use in our remaining development activities, including potentially a phase 3 clinical program. The new ADS combines the same aerosolization technology used during the phase 2 clinical program, but with improved ergonomics, interface, controls, and dose monitoring in a modular design. We successfully concluded design verification activities through a detailed assessment of the new ADS design and also implemented design changes to potentially mitigate the risks of device-related treatment interruptions experienced in the phase 2 ADS. We conducted extensive performance testing in which the ADS demonstrated consistent performance under rigorous testing and design verification protocols. We believe that the new ADS, which we planned to use in our phase 3 clinical program, will be easier and faster to use and may support enhanced clinical outcomes by potentially allowing for reduced time to initial administration of our KL4 surfactant and reduced time intervals between doses, if required.

In April 2020, as part of the phase 2 clinical program and to prepare to transition to a phase 3 clinical program, we enrolled the first patient and commenced a small, approximately 90-patient, phase 2b bridging study in premature infants with RDS that was designed to clinically evaluate the performance of our new ADS, provide for clinical experience in the NICU, and implement a more intensive dosing regimen, with additional higher dose treatment data to augment data previously obtained in the earlier phase 2b clinical trial. This trial, which was to be funded by Lee’s (HK), was designed as a multicenter, randomized, controlled study with masked treatment assignment in up to 90 premature infants 26 to 32 weeks gestational age receiving nCPAP for RDS. The trial was designed to leverage the favorable safety profile of the two previous AEROSURF phase 2 clinical trials and evaluate higher and more frequent dosing of aerosolized KL4 surfactant compared to premature infants receiving standard care of nCPAP alone. The trial utilized the new ADS and was designed to bridge to data generated in the earlier phase 2 programs that utilized a phase 2 ADS on the following endpoints: time to nCPAP failure (the need for intubation and delayed surfactant therapy), incidence of nCPAP failure and physiological parameters indicating the effectiveness of lung function.

On March 18, 2020, we entered into the Term Sheet with Lee’s (HK) pursuant to which Lee’s (HK) agreed to provide financing to fund the development of AEROSURF for the period April 1, 2020 through September 30, 2020 and make payments of up to $3.9 million (which was reduced to $2.8 million under specified circumstances) prior to September 1, 2020. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020. Under the PF Agreement, Lee’s (HK) agreed to make certain payments to support the continued development of AEROSURF in amounts set forth in an updated development budget and payment schedule to be finalized no later than September 1, 2020, and thereafter updated every six months. In partial satisfaction of our obligations under the PF Agreement, we agreed to pay Lee’s (HK) 50% of any Commercialization Net Revenues (as defined in the PF Agreement) up to an amount that is equal to 125% of the Project Expenses (as defined in the PF Agreement) funded by Lee’s (HK). On November 12, 2020, Lee’s (HK) provided notice of termination of the PF Agreement. Thereafter, we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the clinical development of AEROSURF in Asia at its cost. Lee’s (HK) will fund an additional $1.0 million to us in 2021, repayable pursuant to the terms of the PF Agreement, for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement.

In 2021, we plan to continue supporting Lee’s (HK) efforts to plan, fund and initiate in Asia the phase 2b bridging study needed to advance AEROSURF to phase 3 clinical trials. With termination of the PF Agreement, we ceased enrollment in our phase 2b bridging study at the EU clinical sites and are preparing to transfer AEROSURF development activities to Lee’s (HK) to be implemented under the terms of our Asia License Agreement. Our decision to cease enrollment and to transfer the AEROSURF development activities to Lee’s (HK) in Asia was not related to any communications between ourselves and the FDA or the EU regulatory authorities and was not based on any underlying safety or efficacy concern, but rather compelled by our desire to preserve our limited capital to focus on acute cardiovascular and other KL4 surfactant programs, primarily treatment of lung injury in patients with COVID-19.

We also plan to pursue one or more licensing transactions, collaboration arrangements or other strategic opportunities to support the development of AEROSURF and our lyophilized KL4 surfactant in markets outside of Asia, including the U.S.

Manufacturing

KL4 surfactant is comprised of four APIs. Our API suppliers are PolyPeptide Group, or PolyPeptide, Corden Pharma and Avanti Polar Lipids, Inc. We have supply agreements for the POPG API, and source the other three APIs, including KL4, under purchase orders. Bachem Americas, Inc., or Bachem Americas, was our supplier of KL4 from 2008 through 2020. In June 2019, we received a notice of nonrenewal from them indicating that they were discontinuing the current manufacturing process but agreed to continue manufacturing for us through 2020. That Agreement is now expired. PolyPeptide previously manufactured KL4 for us from approximately 2002 to 2007 and participated in manufacturing development of the current manufacturing process. They have agreed to support our activities in the future.

Our lyophilized KL4 surfactant is manufactured for us by Pharma Services Group, Patheon, part of Thermo Fisher Scientific, or Patheon. We have discussed with Patheon the wind-down of our Master Services Agreement dated as of October 24, 2013 for the manufacture of lyophilized KL4 surfactant, when needed. Patheon has indicated that it will continue to manufacture lyophilized KL4 surfactant to support our planned clinical requirements and will assist us with the technology transfer to another contract manufacturing organization if required. As we plan our pathway forward, we have identified potential contract manufacturers that we believe have appropriate experience to support this program and to which we could issue requests for proposal covering the technology transfer and future manufacturing of lyophilized KL4 surfactant.

In our Warrington, Pennsylvania laboratory, we conduct certain analytical and quality control activities including release testing of all API’s and release and stability testing of our lyophilized and aerosolized KL4 surfactant drug product. We also work with a number of third-party institutions and laboratories that perform various studies as well as quality control release and stability testing.

We contracted with Clinical Supplies Management, Inc. for the receipt, labeling, packaging and distribution of drug and materials to support the AEROSURF phase 2b bridging study (now suspended).

With respect to our ADS, in the second quarter of 2021, we expect to complete a technology transfer of our device manufacturing process from Battelle Memorial Institute, or Battelle, to Mack Molding Company, or Mack, an FDA-registered medical device manufacturer that is capable of producing new ADS devices to support, if applicable, the remaining clinical development in Asia for AEROSURF, including the AEROSURF phase 2b bridging study, and, if applicable, the potential phase 3 clinical program and potential ex-Asia licensing and other strategic transactions. We expect that, if approved, the new ADS will also support our commercial market platform. We currently have a Memorandum of Understanding with Mack to cover this transfer.

Material Licenses and Collaborations

Lee’s Pharmaceutical (HK) Ltd. Asia License Agreement

We are party to the Asia License Agreement with Lee’s (HK), an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s. Under the Asia License Agreement, we granted to Lee’s (HK) an exclusive license with a right to sublicense (i) to develop, manufacture and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for RDS in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, including the ADS, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes China, Japan, Hong Kong, Thailand, Taiwan and 12 other countries. Under the Asia License Agreement, Lee’s (HK) made an upfront payment to us of $1.0 million. We also may receive up to $35.8 million in potential clinical, regulatory and commercial milestone payments and will share in any sublicense income Lee’s (HK) may receive at a rate equal to low double digits. In addition, Lee’s (HK) is responsible for all costs and expenses in and for the licensed territory related to development activities, including a planned AEROSURF phase 3 clinical program, regulatory activities, and commercialization activities.

We will be eligible to receive tiered royalties based on a percent of Net Sales (as defined in the Asia License Agreement), depending on the product, in the range of high single to low-to-mid double-digit percentages. Royalties are payable on a country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten years after the first commercial sale in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each product and, for the initial three years, shall be in the range of low-to- mid single digits. In addition, in the event that one or more generic products are introduced, the royalty rates will be reduced, subject to certain minimums if we are subject to continuing obligations at the time to pay royalties under our in-license agreements.

Under the Asia License Agreement, Lee’s (HK) is responsible for all activities related to development, regulatory approval and commercialization of KL4 surfactant and drug/medical device combination products in the licensed territory. Lee’s (HK) will hold the product licenses for all non-aerosolized products in the licensed territory and will seek regulatory approval initially for SURFAXIN and SURFAXIN LS for RDS. We will hold the product license in the licensed territory (except where prohibited by law) for all aerosolized products and will designate Lee’s (HK) our exclusive agent and representative to develop and register AEROSURF and other aerosolized products in our name and on our behalf. Lee’s (HK) also has agreed that, except as provided in the Asia License Agreement, for a period of ten (10) years beginning with the later of the first commercial sale of the first aerosolized product and the first commercial sale of the first non-aerosolized product in China, it will not develop, register, manufacture, or commercialize any product for the prevention and/or treatment of RDS in premature infants or other diseases and conditions in humans, in either case, that administers, utilizes or contains pulmonary surfactant without our prior written consent.

The term of the Asia License Agreement will continue on a country-by-country basis for the commercial life of the products. Either party may terminate the Asia License Agreement in the event of bankruptcy or a material breach of the Asia License Agreement by the other party that remains uncured for a period of sixty (60) days. In addition, either party may terminate the Asia License Agreement in its entirety or with respect to any individual product or country if a regulatory authority terminates, suspends or discontinues development of a product and such termination, suspension or discontinuance persists for a period in excess of eighteen (18) months. Upon termination of the Asia License Agreement in its entirety or with respect to a particular product or country, generally all related rights and licenses granted to Lee’s (HK) will terminate, all rights under our technology will revert to us, and Lee’s (HK) will cease all use of our technology.

Universita degli Studi di Milano-Bicocca Collaboration Agreement

In April 2015, our subsidiary, CVie Therapeutics Ltd., or CVie Therapeutics, entered into an Agreement for Scientific Collaboration, or the 2015 Agreement, with the Universita degli Studi di Milano-Bicocca, or Bicocca, in Milan, Italy, focused on defining the role of SERCA2a and phospholamban, or PLN, in modulating cardiac contraction, and discovering new small molecules to modulate SERCA2a activity or new drugs for treating chronic and acute human heart failure. The initial term of the 2015 Agreement, which was three years, was extended for approximately an additional year, with an option for further renewal. In June 2019, we entered into a new Agreement for Scientific Collaboration with Bicocca, or the 2019 Agreement, focused on continuing the studies under the 2015 Agreement. The 2019 Agreement supersedes and replaces all prior agreements with Bicocca.

Under the 2019 Agreement, we provided funds aggregating € 0.16 million (approximately $0.178 million) to extend our use of Bicocca laboratories and to fund research conducted pursuant to the collaboration. (Under the 2015 Agreement, Bicocca had given us exclusive use of a research laboratory for the collaboration work, and nonexclusive access to a physiology laboratory within the university.) Under the 2019 Agreement, any results obtained from the collaboration are jointly owned by the parties. However, Bicocca has agreed to assign to us its interest in patent applications and patents covering any new SERCA2a activator compounds and diagnostic products suitable for further clinical development. We have agreed to pay Bicocca (corresponding to stage of development): (i) € 0.1 million (approximately $0.11 million) for new SERCA2a activator compounds developed up to phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in cardiac myocytes and (ii) € 1.5 million (approximately $1.7 million) upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products.

On March 19, 2021, we entered into an Agreement for Scientific Collaboration, or the New SERCA2a Agreement, with Bicocca, which extends our collaboration. The New SERCA2a Agreement amends and restates the recently expired terms of the prior collaboration agreement. Under the New SERCA2a Agreement, we will provide Bicocca with approximately € 0.2 million (approximately $0.2 million) for research activities and to cover laboratory space and operation costs. Results obtained from the collaboration will be jointly owned by the parties. However, Bicocca will assign to us its interest in patent applications and patents covering any new SERCA2a compounds and diagnostic products suitable for further clinical development. We have agreed to pay Bicocca (corresponding to stage of development): (i) € 25,000 (approximately $30,000) for execution of an assignment to the Company of Bicocca’s interest in the patent at issue, (ii) € 75,000 (approximately $90,000) for new SERCA2a compounds developed up to phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in isolated cells and (iii) € 1.5 million (approximately $1.8 million) upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products.

Philip Morris License Agreements

In 2008, we entered into an Amended and Restated License Agreement with Philip Morris USA, Inc., or PMUSA, with respect to the U.S., or the U.S. License Agreement, and, as PMUSA had assigned its ex-U.S. rights to Philip Morris Products S.A., or PMPSA, effective on the same date and on substantially the same terms and conditions, we entered into a license agreement with PMPSA with respect to rights outside of the U.S., which we refer to, together with the U.S. License Agreement, as the PM License Agreements. Under the PM License Agreements, we have worldwide exclusive rights to the PMUSA and PMPSA proprietary capillary aerosol technology, which is a key component of our ADS, for use in a drug/device combination product with pulmonary surfactants (alone or in combination with other pharmaceutical compounds) for all respiratory diseases and conditions. In addition, under the U.S. License Agreement, our license to use the capillary aerosol technology includes certain non-surfactant drugs to treat certain designated pediatric and adult respiratory indications in hospitals and other health care institutions. See also, “– Patents and Proprietary Rights – Aerosol Delivery System (ADS) Patent Rights.”

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

Battelle Collaboration Agreement

In October 2014, we entered into a Collaboration Agreement with Battelle, or the Battelle Collaboration Agreement, for the development of our new ADS for use in our phase 3 program. We had previously worked with Battelle, which has expertise in developing and integrating aerosol devices using innovative and advanced technologies, in connection with development of our phase 2 ADS used in the AEROSURF phase 2b clinical trial. Under the Battelle Collaboration Agreement, we and Battelle shared the costs of development for a three-stage development plan that included planning, executing the project plan and testing and completing verification and documentation of a new phase 3 ADS, putting us in a position to manufacture a new phase 3 ADS for use in the remaining AEROSURF development activities, including a potential phase 3 clinical program, and, if approved, initial commercial activities. We retained final decision-making authority over all matters related to the design, registration, manufacture, packaging, marketing, distribution and sale of the phase 3 ADS. We and Battelle shared the costs of the project plan equally. Battelle agreed to bear the cost of any cost overruns associated with the project plan and we agreed to bear the cost of any increase in cost resulting from changes in the scope of the product requirements. We also agreed that, if Battelle successfully completed the project plan in a timely manner, we would pay Battelle royalties equal to a low single-digit percentage of the worldwide net sales and license royalties on sales of AEROSURF for the treatment of RDS in premature infants, up to an initial aggregate limit of $25.0 million, which under a payment restructuring agreement (discussed below), was increased to $35.0 million. The Battelle Collaboration Agreement will end at the time we fulfill our payment obligations to Battelle, unless sooner terminated by a party as provided therein.

In December 2018, we entered into a payment restructuring agreement with Battelle, or the Battelle Payment Restructuring Agreement, in which we agreed, among other things, as follows: (i) the outstanding amounts then due to Battelle, or the Battelle Payables, under a Research and Development Services Agreement dated as of June 22, 2012, or the RDSA, and the Battelle Collaboration Agreement would continue to accrue interest at a rate of 6% per annum; (ii) AEROSURF development activities thereafter would be performed under the RDSA; (iii) Battelle would participate in a December 2018 private placement offering and exchange $1.0 million of the debt for shares of our common stock; and (iv) upon the closing of the December 2018 private placement, we paid Battelle cash in the amount of $1.0 million and thereafter initiated payments totaling an aggregate $1.25 million in 2019. In addition, we agreed to make two milestone payments to Battelle as follows: (i) upon enrollment of the first patient in the next AEROSURF clinical study, or the First Milestone, an amount equal to one half of the then-outstanding Battelle Payables, including unpaid interest, and (ii) upon completion of the device technology transfer for the new ADS to Mack, or the Second Milestone, an amount equal to the then-outstanding Battelle Payables, including unpaid interest. If any amounts of the Battelle Payables remained unpaid by December 31, 2019, then all unpaid Battelle Payables would be due on January 7, 2020. Neither milestone was achieved as of December 31, 2019. On March 30, 2020, we and Battelle entered into an amendment to the Battelle Payment Restructuring Agreement such that the First Milestone and Second Milestone payments would be payable no later than April 15, 2020 and September 1, 2020, respectively. In April 2020, we made the First Milestone payment of $0.8 million to Battelle and announced enrollment of the first patient into the AEROSURF phase 2 bridging study. In September 2020, we made the final Second Milestone payment of $0.8 million to Battelle.

Laboratorios del Dr. Esteve, S.A. Strategic Alliance

We have a strategic alliance with Laboratorios del Dr. Esteve, S.A., or Esteve, for the development, marketing and sales of a portfolio of potential KL4 surfactant products in Andorra, Greece, Italy, Portugal, and Spain, or, collectively, the Territory. Under the alliance, Esteve will pay us a transfer price on sales of our KL4 surfactant products. We are responsible for the manufacture and supply of all covered products and Esteve will be responsible for all sales and marketing in the Territory. Esteve is obligated to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to phase 3 clinical trials for the covered products by conducting and funding development performed in the Territory. As part of a 2004 restructuring, Esteve returned certain countries to us, referred to as the Former Esteve Territories, and we agreed to pay Esteve 10% of any cash up front and milestone fees (up to a maximum aggregate of $20.0 million) that we receive in connection with any strategic collaborations for the development and/or commercialization of certain of our KL4 surfactant products in the Former Esteve Territories. In addition, with respect to our aerosolized KL4 surfactant, Esteve will pay us $0.5 million upon the initial filing for regulatory approval with the European Medicines Agency, or EMA, and $0.5 million upon receipt of regulatory approval. Esteve will also contribute up to $3 million to support a phase 3 clinical trial in the Territory. The alliance will terminate as to each covered product, on a country-by-country basis, upon the latest to occur of: the expiration of the last patent claim related to a covered product in such country; the first commercial sale in such country of the first-to-appear generic formulation of the covered product, and the tenth anniversary of the first sale of the covered product in such country. In addition to customary termination provisions for breach of the agreement by a party, the alliance agreement may be terminated by Esteve on 60 days’ prior written notice, up to the date of receipt of the first marketing regulatory approval, or, on up to six months’ written notice, if the first marketing regulatory approval has issued. We may terminate the alliance agreement in the event that Esteve acquires a competitive product (as defined in the agreement).

Johnson & Johnson License Agreement

Our precision-engineered KL4 surfactant technology was invented at The Scripps Research Institute, or Scripps, and was exclusively licensed to and further developed by Johnson & Johnson, or J&J. Pursuant to a license agreement, dated October 28th 1996, with J&J and its wholly owned subsidiary, Ortho Pharmaceutical Corporation (the J&J license), we obtained an exclusive, worldwide license and sublicense to a series of over 30 patents and patent filings (worldwide), or the J&J Patents. All J&J Patents have expired. Under the license agreement, we are obligated to pay the licensors fees of up to $3.0 million in the aggregate upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for certain designated products. We have made milestone payments totaling $1.0 million to date. In addition, the agreement provides that we are required to pay royalties at different rates based on the type of revenue and country, in amounts in the range of a high single-digit percent of net sales (as defined in the license agreement) of licensed products sold by us or sublicensees, or, if greater, a percentage of royalty income from sublicensees in the low double digits. The license agreement provides that the license will expire, on a country-by-country basis, upon the payment of royalties for all licensed products for ten years beginning on the date of the first commercial sale of the first licensed product in such country. Thereafter, the license agreement provides that royalties shall be paid in respect of a licensed product until the expiration of the last licensed patent containing a valid claim covering the licensed product in such country. For countries in the EU in which royalties are paid only by virtue of licensed know-how, royalties shall be payable commencing from the date of first commercial sale of the first licensed product in such country and ending on the earlier of (i) the date on which the licensed know-how becomes public or (ii) the tenth anniversary of the first commercial sale of the first licensed product in any country of the EU. In addition to customary termination provisions for breach of the agreement by a party, we may terminate the agreement, as to countries other than the U.S. and Western Europe territories (as defined in the agreement), on a country-by-country basis, on six months’ prior written notice; and as to the entire agreement, on 60 days’ prior written notice.

Intellectual Property

We continue to invest in maintaining and enforcing our potential competitive position through a number of means: (i) by protecting our exclusive rights in our cardiovascular agents including istaroxime, rostafuroxin and SERCA2a activators, (ii) by protecting our exclusive rights in our lyophilized KL4 surfactant, ADS and aerosol-conducting airway connector technologies through patents that we own or exclusively license, (iii) by seeking regulatory exclusivities, including potential Orphan Drug and new drug product exclusivities, and (iv) through protecting our trade secrets and proprietary methodologies that support our manufacturing and analytical processes.

Patents and Proprietary Rights

In addition to the inventions covered by the patents and patent applications described in this Annual Report on Form 10-K, we have been active in identifying and seeking to identify new inventions eligible for patent protection. We have filed and plan to file patent and provisional patent applications to protect our innovations relating to our current and potential future product candidates, including for composition of matter, new dosage forms, formulations, methods of manufacture, methods of use and related processes. We intend to file for patent protection for select inventions, in such markets that we deem material to our patent strategy, as well as for other new inventions that we may identify.

CVie Therapeutics Patents and CVie/Windtree Therapeutics Patent Applications

Together with our subsidiary, CVie Therapeutics Limited, we hold a patent portfolio of six patent families that include patents and patent applications directed to compounds, pharmaceutical formulations, methods of manufacturing, methods of delivery, and/or treatment methods using istaroxime, rostafuroxin, their metabolites and/or derivatives, as well as SERCA2a activators, for the treatment of cardiovascular diseases and related conditions. We plan to continue these patent activities and focus on new follow-on compounds, dosage forms, formulations, and treatment methods related to AHF and persistent hypertension. To benefit from potential non-patent exclusivity within the U.S., we believe that we may qualify istaroxime as a new chemical entity entitled to market exclusivity for a period of years. See the section titled “- Government Regulation - Drug Products - The Hatch-Waxman Act - Market Exclusivity.”

●	Istaroxime-Related Patent Applications

In November 2019, international patent application PCT/US2019/060961 was filed, directed to methods of treating AHF through an extended istaroxime dosing regimen, as well as to metabolites of istaroxime having SERCA2a stimulating activity. The international application entered the national phase in China on December 31, 2019 (Application No. 201980003356.1). The international application is eligible to enter the national phase in other PCT contracting states until September 5, 2021 and October 5, 2021. This patent family will expire on or about November 12, 2039.

●	New Compounds for Treatment of Heart Failure and Related Conditions

Two patent application families have resulted from research under the 2019 Agreement with Bicocca. Pursuant to that agreement, those patent families have been or are obligated to be assigned to CVie (or to us).

In July 2018, the parties to the 2019 Agreement filed European Application No. EP18185753.3, directed to 17ß-heterocyclyl-digitalis like compounds and their use for the treatment of heart failure and related conditions. International application PCT/EP2019/069283, based on the European application, was filed in July 2019. Patents granted on this family of applications will expire on or about July 17, 2039.

In October 2019, the parties to the 2019 Agreement filed European Application No. 19202257.2, directed to androstane derivatives with activity as pure or predominantly pure stimulators of SERCA2a for the treatment of heart failure and related conditions. International application PCT/EP2020/078253 and Taiwan Application No. 109134997, both based on the European application, were filed in October 2020. Patents granted on this family of applications will expire on or about October 8, 2040.

●	Rostafuroxin-Related Patents

In June 2008, international patent application PCT/EP2008/056928 was filed, directed to rostafuroxin derivatives useful for the prevention or treatment of restenosis after angioplasty or endarterectomy, as well as diseases resulting from organ fibrosis. The international application entered into the national phase in the U.S., European Patent Office, or EPO, and several other foreign jurisdictions. In this patent family, multiple foreign counterparts are pending or granted. U.S. Patent Application No. 12/602,827 was abandoned following an unsuccessful appeal of a decision of the U.S. Patent Office examiner. European Patent No. 2160190B1 will expire on June 4, 2028.

In March 2010, international patent application PCT/EP2010/053571 was filed, directed to rostafuroxin derivatives for the treatment of proteinuria, glomerulosclerosis, and renal failure. The international patent application entered into the national phase in the EPO (EP10709529.1, now European Patent No. 2411015B1), U.S., and multiple other foreign nations. U.S. Patent Application No. 13/258,728 was abandoned on June 2, 2016 in favor of child application U.S. 14/931,083, now U.S. Patent No. 9,868,757. U.S. Patent No. 9,868,757 and European Patent No. 2411015B1 will expire on March 18, 2030.

In October 2010, international patent application PCT/EP2010/065589 was filed, covering methods of rostafuroxin administration for the treatment or prevention of cardiovascular conditions in individuals with various single nucleotide polymorphisms, or SNPs, associated with improved therapeutic response to rostafuroxin administration. The international patent application entered into the national phase in the EPO (EP10807525.0, now European Patent No. 2490694B1), U.S. (U.S. 13/502,518, now U.S. Patent No. 9,408,854), and multiple other foreign nations. U.S. Patent No. 9,408,854 and European Patent No. 2490694B1 will expire on October 18, 2030.

Our KL4 -Related Patents and Patent Rights

We have been active in seeking patent protection for our innovations relating to new dosage forms, formulations and methods of manufacturing and delivering synthetic peptide containing pulmonary surfactants. Our patent activities have focused particularly on improved dosage forms and delivery of aerosolized pulmonary surfactant.

In January 2006, we filed U.S. and international patent applications (U.S. 11/326,885 which is now U.S. Patent No. 7,541,331 issued on June 2, 2009 and PCT/US06/000308), directed to a surfactant treatment regimen for BPD. U.S. Patent No. 7,541,331 will expire on January 6, 2026.

In September 2007, we filed U.S. and international patent applications (U.S. 11/901,866 which is now U.S. Patent No. 8,221,772 and PCT US/2007/020260), directed to surfactant compositions and methods of promoting mucus clearance and treating pulmonary disorders such as cystic fibrosis. U.S. Patent No. 8,221,772 will expire on September 19, 2027.

In March 2013, we filed international patent applications (PCT/US13/34364 and PCT/US13/34464, which entered national phase and commenced expedited examination in the U.S. and EPO) directed to lyophilized pulmonary surfactant and methods of manufacture. In this patent family, two U.S. Patents Nos. 8,748,396 and 8,748,397, were issued on June 10, 2014, European patent 2723323B1 granted on September 23, 2015, U.S. Patent No. 9,554,999, issued on January 31, 2017 and multiple foreign counterparts are pending or granted. U.S. Patents Nos. 8,748,396; 8,748,397 and 9,554,999 and European Patent No. 2723323B1 will expire on March 28, 2033.

Aerosol Delivery System (ADS) Patent Rights

Pursuant to the PM Licenses Agreements, we have worldwide exclusive rights to the proprietary capillary aerosol technology incorporated into the ADS for use in a drug/device combination product. The ADS is the medical device component of our AEROSURF product candidate. We completed design verification of the new ADS for use in the remaining AEROSURF development activities, including a phase 2b bridging study to be conducted in China, potentially a phase 3 clinical program and, if approved, initial commercial activities.

Our ADS technology and our new ADS are protected by a portfolio of issued patents and pending patent applications covering various components of the system. While certain of the earlier patents on the technology have expired, there remain over 150 in-force patents worldwide that protect, among other things, core elements of the ADS technology and the new ADS. These patents and applications will expire on dates ranging from 2021 to 2039. As an illustrative example, important components of our new ADS technology are covered by a patent family represented by US Patent No. 9,713,687, expiring on February 10, 2035, and European Patent No. 2887984B1, expiring on August 21, 2033. In addition, several key components of our new ADS are covered by recently issued U.S. Patent No. 10,874,818, which expires on January 22, 2039.

Aerosol-Conducting Airway Connector Technology Patents and Patent Rights

In March 2009, we filed an international patent application (PCT US/2009/037409) directed to aerosol-conducting airway connectors and improvements of an ADS using AFECTAIR®. The claims of this application are directed to a novel ventilation circuit adaptor (an aerosol-conducting airway connector) and related aerosol circuitry that are intended to (i) increase the efficiency of aerosol delivery to the patient by allowing more efficient delivery of aerosols to the patient, and (ii) reduce drug compound dilution and wastage and result in more precise aerosol dosing. In this patent family, U.S. Patent No. 8,701,658 was issued on April 22, 2014, European patent No. 2265309 was granted on December 16, 2015, U.S. Patent No. 9,352,114 was issued on May 31, 2016, U.S. Patent No. 9,592,361 was issued on March 14, 2017 and several foreign patents have issued during 2011 through 2017. U.S. Patent No. 8,701,658 and U.S. Patent No. 9,352,114 will expire on March 17, 2029. U.S. Patent No. 9,592,361 will expire on September 9, 2033. European Patent No. 2265309 will expire on March 17, 2029.

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

Other Regulatory Designations

Orphan Drug and Orphan Medicinal Product Designations

The FDA has granted Orphan Drug designation for (i) our KL4 surfactant (lucinactant) for the treatment of RDS in premature infants, (ii) our KL4 surfactant for the prevention and treatment of BPD in premature infants, (iii) our KL4 surfactant for the treatment of ARDS in adults, and (iv) our KL4 surfactant for the treatment of CF. See the section titled “- Government Regulation - Drug Products - Orphan Drugs.”

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

Fast Track Designations

The FDA has granted Fast Track designation for (i) istaroxime for the treatment of AHF, (ii) AEROSURF for the treatment of RDS in premature neonates, and (iii) SURFAXIN® for the prevention and treatment of BPD in premature neonates and the treatment of ARDS in adults. We believe that other of our products may qualify for Fast Track or breakthrough therapy designation or other expedited programs. These designations and programs are intended to facilitate and expedite development and review of a New Drug Application, or NDA, to address unmet medical needs in the treatment of serious or life-threatening conditions. See the section titled “- Government Regulation - Drug Products - Fast Track Designation.”

Competition

The biotechnology industry is a highly competitive industry. As we work to gain marketing authorization for our product candidates, in some therapeutic areas, competition from numerous existing pharmaceutical companies and other companies entering our fields is expected to be intense and expected to increase. In fact, our future competitors are competing with us currently to secure access to development resources, including clinical sites and their patients to advance development programs. We expect that those companies that are successful at being the first to introduce new products and technologies to the market may gain significant advantages over their competitors in the establishment of a customer base and track record for the performance of their products and technologies. Moreover, there are also existing therapies that may compete with the products we are developing. Therefore, as a development stage biotechnology company, our competitors are comprised of other biotechnology firms and pharmaceutical companies that have existing products or are developing products for our primary markets -- respiratory and cardiovascular indications.

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

Drug Products

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which the FDA approval is sought. Satisfaction of the FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

Clinical trials involve the administration of the IND to volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices, or GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase 1, the initial introduction of the drug into human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase 2 evaluations, phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit- risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled phase 3 clinical trials to demonstrate the efficacy of the drug. A single phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Data from clinical trials conducted outside the U.S. may be accepted by the FDA subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCPs and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an onsite inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an onsite inspection or other appropriate means.

The manufacturer of an investigational drug in a phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,875,000 for fiscal year 2021, and the applicant under an approved new drug application is also subject to an annual program fee, currently exceeding $336,000 per product for fiscal year 2021. These fees are typically increased annually.

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

Emergency Use Authorization

The FDA has the authority to grant an Emergency Use Authorization, or EUA, to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. When issuing an EUA, the FDA imposes conditions of authorization, with which the company must comply. Such conditions include, but may not be limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. The EUA is only effective for the duration of the public health emergency, such as the ongoing COVID-19 pandemic. The FDA may revoke or terminate the EUA sooner if, for example, the company fails to comply with the conditions of authorization of the EUA or the drug is determined to be less effective or safe than it was initially believed to be.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by the FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or Biologics License Application, or BLA, submitted on or after August 18, 2020.

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

The PMA Approval Process

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has a performance goal to review 90% of PMA applications within 180 days, if advisory committee input is not required, and within 320 days, if advisory committee input is required, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (i.e., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Combination Products

A combination product is a product comprised of (i) two or more regulated components, i.e., drug/medical device, biologic/medical device, drug/biologic, or drug/medical device/biologic, that are physically, chemically, or otherwise combined or mixed and produced as a single entity; (ii) two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products; (iii) a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect and where, upon approval of the proposed product, the labeling of the approved product would need to be changed, i.e., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or (iv) any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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

The European Union Medical Devices Directive, or MDD, sets out the basic regulatory framework for medical devices in the EU. This directive has been separately enacted in more detail in the national legislation of the individual member states of the EU. The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE mark can be placed on a product, known as a conformity assessment. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the EU without further conformance tests being required in other member states. In April 2017, changes were made to the legal framework for the regulation of medical devices in the EU, including in vitro diagnostics. The changes were prompted by divergent interpretations of the current directives and to address issues concerning product quality and performance. A three-year transitional period for application of the new framework was extended in April 2020 due to the ongoing COVID-19 pandemic. As a result of the extension, the new regulations for medical devices, Regulation (EU) 2017/745 on Medical Devices, referred to as the MDR, will fully apply beginning in May 2021. The new regulations for in vitro diagnostics, Regulation (EU) 2017/746 on In-Vitro Diagnostic Devices, referred to as the IVDR, will fully apply beginning in May 2022.

In a referendum held in the United Kingdom, or UK, on June 23, 2016, a majority of those voting voted for the UK to leave the EU, commonly referred to as “Brexit.” The effective date of the UK’s withdrawal from the EU was January 31, 2020. A transition period, which ended December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. Over the past year, the UK Medicines and Healthcare Products Regulatory Agency has issued additional guidance on numerous occasions to address how drugs and devices are to be regulated in the UK post-Brexit. However, the ultimate impact of the “leave” is not clear as there is still some legal and practical uncertainty surrounding the regulation of drugs and devices in the UK and how such regulation may diverge with regulation in the EU.

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

Many states have laws that protect the privacy and security of sensitive and personal information, including health information, to which we are subject. For example, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA became effective on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways, may require us to undertake compliance efforts that could be costly and time consuming or subject us to liability for a failure to comply.

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

Healthcare Reform

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers' rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act.

On January 20, 2017, former President Trump signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the Affordable Care Act pending further action by Congress. In October 2017, he signed an Executive Order which directed federal agencies to modify how the Affordable Care Act is implemented. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new Administration under President Biden has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act , effective January 1, 2019, to close the coverage gap in most Medicare drug plans by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing program. As noted above, the 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. Because the 340B ceiling price is determined based on AMP and Medicaid drug rebate data, revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

International laws

In Europe, and throughout the world, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these antibribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. There are also international privacy laws that impose restrictions on the access, use, including the EU’s General Data Protection Regulation, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

CVie Acquisition

In December 2018, we acquired CVie Investments Limited, or CVie Investments, an exempted company with limited liability incorporated under the laws of the Cayman Islands, which we refer to herein as the CVie Acquisition. Since the CVie Acquisition, we have operated CVie Investments and its wholly owned subsidiary, CVie Therapeutics Limited, a Taiwan corporation organized under the laws of the Republic of China, as a subsidiary focused on the development of drug product candidates for cardiovascular diseases.

In connection with the CVie Acquisition, our Board declared a dividend to the holders of record of outstanding shares of our common stock, and holders of certain warrants to purchase common stock, in each case that were outstanding on December 20, 2018, of 0.6148 AEROSURF Warrant, for each share of common stock held by a shareholder or each warrant held by a warrant holder, as applicable, on the record date, or the AEROSURF Warrants. Each AEROSURF Warrant has a term of five years and provides for automatic exercise into one share of common stock, without any exercise price, upon our public announcement of the dosing of the first human subject enrolled in our phase 3 clinical trial for AEROSURF. We expect to distribute upon exercise of the AEROSURF Warrants an aggregate of 987,722 shares of common stock. We anticipate that the automatic exercise of the AEROSURF Warrants will occur upon enrollment of the first patient in an AEROSURF phase 3 clinical trial conducted by either ourselves or a licensee.

Employees and Human Capital Resources

As of March 29, 2021, we have 31 full-time employees, 26 of whom are based in the U.S. Our employees are skilled in drug and device development, including clinical trial design, clinical operations in support of our clinical trials and related activities, corporate administration, finance and business development. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. We also work with independent professional advisors and consultants to support our program development activities, particularly in the areas of drug product development, regulatory, compliance, and international clinical operations.

We believe our human capital resources are fundamental to our success; as such, our corporate objectives include recruiting, retaining, incentivizing and integrating existing and new employees, advisors and consultants for the common purpose of increasing stockholder value and promoting the success of our company. Our compensation and equity incentive programs are designed to attract, retain and reward personnel through cash-based compensation and granting of stock-based awards intended to motivate such individuals to perform to the best of their abilities and advance our corporate objectives. We endeavor to provide competitive benefits that will reward and retain our employees. Our compensation program includes competitive salary and annual bonus programs, comprehensive healthcare benefits for employees and dependent family members, paid time off, paid holidays, family medical leave and flexible work schedules. We sponsor a 401(k) plan and automatically enroll all employees when eligible and generally provide a discretionary matching corporate contribution. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and our company, and which complied with government regulations. This included initially providing all employees the option of working from home, while implementing additional workplace safety measures for employees working on site.

Corporate Information

We were incorporated in Delaware on November 6, 1992. Our principal executive offices are located at 2600 Kelly Road, Suite 100, Warrington, Pennsylvania, 18976, and our telephone number is 215-488-9300. Our website address is www.windtreetx.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks and uncertainties when reading this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

Note: Information concerning the shares of our common stock and related share prices in these risk factors has been adjusted to reflect the 1-for-3 reverse split of our common stock that was made effective on April 29, 2020.

Risks Related to Our Financial Condition

We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2020 and 2019, we had operating losses of $30.3 million and $24.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $717.7 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

We expect to continue to incur significant research and clinical development, regulatory and other expenses as we (i) continue to develop our product candidates; (ii) seek regulatory clearances or approvals for our planned or future product candidates; (iii) conduct clinical trials on our existing and planned or future product candidates; and (iv) manufacture, market and sell any product candidates for which we may obtain regulatory approval. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and may cause the market price of our common stock to decline.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials under our key clinical development programs, continue research and development and potentially initiate clinical trials under our other development programs and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we may need to make milestone payments to licensors and other third parties from whom we have in-licensed or acquired our product candidates. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Moreover, a small group of investors that hold a significant portion of our issued and outstanding common stock may be in a position to influence the terms of a funding transaction, potentially making it more difficult to reach agreement on terms that are acceptable to investors participating in the financing, in a timely manner, if at all. If we are unable to raise sufficient capital to fund our activities when needed and on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or, if our product candidates are approved, any future commercialization efforts.

We believe that our existing cash and cash equivalents are sufficient to fund operations through at least the next 12 months. We currently do not have sufficient capital to initiate our planned phase 2 clinical trial of istaroxime for the treatment of AHF. We are exploring capital from public and private equity offerings and potential strategic opportunities to fund the initiation of this clinical trial, and plan to initiate the clinical trial after obtaining adequate funding.

We have based estimates included in our operating plan on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future capital requirements will depend on many factors, including:

●

the type, number, scope, progress, expansions, results, costs and timing of, our clinical trials and preclinical studies of our product candidates which we are pursuing or may choose to pursue in the future;

●	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;

●	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;

●	the costs, terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;

●	costs associated with any products or technologies that we may in-license or acquire; and

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from payors and adequate market share and revenue for any approved products.

Conducting clinical trials and preclinical studies is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us at any time on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until we can generate substantial product revenues to support our operations, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other strategic transactions. This may include equity sales pursuant to an at-the-market offering agreement which allows us to offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock under an at-the-market program, or the ATM Program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of December 31, 2020, we had approximately $2.4 million in loans payable under a credit facility with O-Bank Co., Ltd., or O-Bank, in Taiwan that we assumed in our December 2018 acquisition of CVie Investments Limited, or the CVie Acquisition and which expired on September 11, 2019 and was scheduled to mature in March 2020, or the O-Bank Facility. In March 2020, the O-Bank Facility was amended to extend the maturity date to March 2022, among other things. Our borrowings under the O-Bank Facility are secured by a cash account provided by Lee’s Pharmaceutical Holdings Limited, or Lee’s. In November 2020, Lee’s committed to maintain the required level of pledged bank deposits with O-Bank through the date of full repayment of the O-Bank Facility.

Our debt obligations:

●	could impair our liquidity;

●	could make it more difficult for us to satisfy our other obligations;

●	require us to dedicate cash flow to debt service payments, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

●

could impose restrictions on our ability to incur other indebtedness, grant liens on our assets, and could impede our obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

●	could impose restrictions on us with respect to our ability to license our products in the United States, or U.S., and other markets around the world;

●

could adversely affect our ability to enter into strategic transactions, public or private equity offerings, and similar agreements, or require us to obtain the consent to enter into such transactions;

●	could make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and

●	could place us at a competitive disadvantage when compared to our competitors.

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

Due to the significant resources required to develop each of our product candidates, we must prioritize development of certain product candidates and/or certain disease indications. We may be delayed in advancing a product candidate if our plan does not include sufficient funding to execute a clinical program. If we expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success, such failure could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are currently focused on developing product candidates to address unmet medical needs in acute cardiovascular and pulmonary diseases. We seek to allocate our limited capital among our programs in an efficient manner and to advance our cardiovascular product candidate. However, due to the significant resources required to advance the development of our product candidates, we also must focus on specific diseases and disease pathways and decide which product candidates to pursue and the amount of resources to allocate to each such product candidate.

Our ability to advance a product candidate depends on our ability to secure the additional capital required to execute each phase of product development. In developing our plan, we were aware of the size and projected costs of our planned phase 2b clinical trial in istaroxime to improve cardiac functions in patients with AHF and determined to allocate our limited resources to other programs. Such decisions concerning the allocation of research and development funds towards, or away from, particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or engage with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In that event, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

We have a significant amount of intangible assets, including goodwill, recorded on our consolidated balance sheets which may lead to potentially significant impairment charges.

We review long-lived assets, including intangible assets and goodwill, for impairment whenever events or changes in estimates and circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events. Intangible assets and goodwill are also subject to an impairment assessment at least annually. The amount of identifiable intangible assets and goodwill in our consolidated balance sheets has increased significantly because of the acquisition of CVie Therapeutics Ltd., or CVie Therapeutics, in December 2018. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to in-process research and development of istaroxime and rostafuroxin, which as of December 31, 2020, are $22.3 million and $54.8 million, respectively. At December 31, 2020, intangible assets and goodwill recorded on our consolidated balance sheets was $77.1 million and $15.7 million, respectively.

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

Pursuant to Section 404 of Sarbanes-Oxley, we are required to furnish a report by our management on our internal control over financial reporting. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the Securities and Exchange Commission, or the SEC, we could face severe consequences. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Risks Related to our Development Activities and Regulatory Approval of our Product Candidates

We have limited experience with the development of therapies targeted to the treatment of early cardiogenic shock and COVID-19-related acute lung injury and may not succeed in our efforts to gain approval of our product candidates and establish a profitable business.

Although our team has significant experience with designing and conducting clinical trials, and has access to data, preclinical work and research conducted by our predecessor concerning istaroxime and expertise in the development of cardiovascular product candidates generally and the treatment of AHF in particular, we have limited experience in conducting clinical trials through to regulatory approval for the treatment of early cardiogenic shock. In addition, while we believe that our KL4 surfactant may have the potential to be an effective intervention for influenza-induced acute lung injury, or ALI, and have previously conducted preclinical studies assessing the utility of KL4 surfactant in the treatment of influenza-induced ALI and, in 2009, conducted a clinical trial assessing our KL4 surfactant in young children after exposure to serious respiratory infections such as influenza (including the type A serotype referred to as H1N1) or respiratory syncytial virus, we do not have experience in conducting clinical trials through to regulatory approval of a product candidate for patients with COVID-19 associated lung injury. We also have not produced any prior clinical or preclinical data in these indications. We are proceeding to study both of these product candidates based on our professional assessment of our product candidates in related but different indications. In part because of this lack of precedent, we are subject to development risks associated with studying new indications and cannot be certain that these trials will be completed on time, if at all.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of preclinical studies and early clinical trials are not necessarily predictive of future results. In addition, our assumptions about why certain of our product candidates are worthy of future development and potential approval are based on data primarily collected by other companies. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process as a result of inadequate study design, inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. For example, we are conducting a toxicology study as part of the preclinical program for istaroxime to be included in a required regulatory submission and to potentially support a longer dosing period for the treatment of AHF. Unanticipated findings from this toxicology study in certain circumstances could potentially negatively impact the ongoing clinical program for istaroxime. In addition, there is not currently data available to show the impact of istaroxime on early cardiogenic shock and any studies we may perform to evaluate the impacts of our KL4 surfactant on COVID-19 is highly uncertain. For AEROSURF, we previously had to implement design changes to our Aerosol Delivery System, or ADS, to potentially mitigate the risks of device-related treatment interruptions experienced in the phase 2 ADS used in the AEROSURF phase 2b clinical trial. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. As a result, data we obtain from our phase 2 clinical trials may not accurately predict phase 3 trial results, whether due to differences in sample size, study arms, duration, endpoints, other factors, or, in the case of AEROSURF, changed features of the new ADS used. If any of our product candidates should fail to perform as designed in their respective phase 3 clinical programs, such failures could adversely affect the results of our clinical development program despite promising results in earlier trials. If clinical trials for any of our product candidates fail to demonstrate safety or efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or the equivalent regulatory authorities in other countries, the FDA or the equivalent regulatory authorities in other countries will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if we are required to cease development activities on any of our recently acquired product candidates due to adverse clinical results or otherwise, it could result in impairment of related intangible assets and goodwill on our consolidated balance sheets.

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

We may experience delays in clinical trials of our product candidates, or the time required to complete clinical trials for our product candidates may be longer than anticipated. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including, but not limited to:

●

delays associated with severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in a novel strain of coronavirus, or COVID-19, which will impact our healthcare systems and our trial sites ability to conduct trials to varied degrees and times. COVID-19 creates risk of interrupting availability of necessary clinical supplies, local regulatory reviews, hospital ethics committee reviews, professional staff, site monitors and other necessary travel;

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

●

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCPs, or other regulatory requirements;

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

In addition, we may not reach agreement with the FDA, or a foreign regulator on the extent of our phase 3 programs, the design of any one or more of the clinical trials necessary for approval, or we may be unable to reach agreement on a single design that would permit us to conduct a common pivotal phase 3 clinical development program in all markets of interest. For example, we may not be able to design a study that is acceptable to both the FDA and European Medicines Agency, or EMA, regulators, which would cause us to limit the scope of our geographical activities or greatly increase our investment. Even if we complete the clinical trial within our anticipated time, if our results are inconclusive or non-compelling or otherwise insufficient to support a strategic or financing transaction, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business.

The ongoing COVID-19 pandemic may negatively impact our ability to develop our product candidates.

In December 2019, a novel strain of coronavirus, or COVID-19, was identified in Wuhan, China and in March 2020 was declared to be a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified at times to manage surges in the infection rate and deaths and many countries have implemented severe travel restrictions, social distancing and delays or cancellations of elective surgeries at different times. Notwithstanding the introduction of effective vaccines, COVID-19 is expected to continue affecting our ability and the ability of our employees, contractors, suppliers, and other partners to conduct normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 globally has adversely impacted and may continue to impact our operations. We have initiated several clinical trials and plan in the near future to initiate an additional clinical trial for istaroxime in the EU and other worldwide locations impacted by the COVID-19 outbreak. Our ongoing clinical trials have suffered delays and interruptions and our decision to cease enrollment in the AEROSURF clinical trial was partially due to such delays and escalating expenses. Our ongoing efforts to conduct these trials could be materially delayed in the future by governmental restrictions and enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for nonpatients.

Similarly, there is a risk that clinical supplies of our products may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our products, which could materially adversely impact our clinical trial and development timelines.

The continued spread of COVID-19, including potential new variants, has also led to periodic disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the continued spread of COVID-19 could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which COVID-19 impacts our financial results going forward will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak, the rise of variants, which may be more contagious and potentially more lethal, and the actions recommended to contain the outbreak or treat its impact, among others. Moreover, the COVID-19 outbreak has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. Many compounds that initially show promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. We are not permitted to market any of our product candidates in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or implementation of our clinical trials;

●	negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;

●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support approval;

●	serious and unexpected adverse events may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●

such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care or patient characteristics are potentially different from that of the U.S.;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks or the safety data base may not be large enough;

●

such authorities may not accept the submission of an NDA or other submission to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

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

●	regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or

●	such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our product candidates. In addition, delays associated with COVID-19 may impact local regulatory reviews occurring in a timely manner and result in delays for trial and site initiations.

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

If our competitors develop and receive FDA approval for treatments or vaccines for COVID-19, our commercial opportunity with respect to our development of KL4 surfactant for the treatment of lung injury and acute respiratory distress syndrome caused by COVID-19 may be reduced or eliminated.

On October 22, 2020, FDA approved remdesivir for use in adult and certain pediatric patients for the treatment of COVID-19 requiring hospitalization. Baricitinib has also been approved for use with remdesivir for the treatment of COVID-19. Several neutralizing antibodies have been approved to prevent progression in the early stages of infection. Three vaccines have been authorized by the FDA with efficacy rates ranging from 66% to 90%. There are numerous other companies working on therapies to treat COVID-19 and/or vaccines to prevent or treat COVID-19. If additional competing therapies are approved, and/or a safe, efficacious, accessible preventative vaccine is approved, such approval could have a material adverse impact on our ability to commercialize KL4 surfactant as a therapy for COVID-19-related lung injury and ARDS. The speed at which all parties are acting to create and test many treatments and vaccines for COVID-19 is unusual and evolving or changing plans or priorities within the FDA and other branches of the U.S. government involved in the fight against the pandemic, including changes based on new knowledge of COVID-19, new COVID-19 variants and how the disease affects the human body, may significantly affect the regulatory timeline for KL4 surfactant. In addition, there are numerous clinical trial programs in progress for COVID-19 therapies which are all competing for largely the same patient population for enrollment. This problem is exacerbated by changing rates of infection and spread, which make it challenging to ensure there are sufficient centers for our Phase 2 clinical trial in areas with sufficient potential patient populations. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials. Many of our competitors and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

Because we have multiple product candidates in our clinical pipeline, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we may focus on specific product candidates, indications and development programs at any time. We also may plan to conduct several clinical trials for multiple product candidates in parallel over the next several years, which may make our decision as to the product candidates on which we will focus more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, license agreements and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, following a decision by our licensee in Asia to terminate a funding agreement for AEROSURF clinical development in the EU, we recently ceased our development activities for AEROSURF. To support the further development of AEROSURF, we are pursuing one or more licensing agreements, collaboration arrangements or other strategic opportunities. This decision was driven by our desire to focus on acute cardiovascular and other KL4 surfactant programs, primarily treatment of lung injury in patients with COVID-19.

Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital, management and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

Even though some of our product candidates have Fast Track designation, the FDA may not approve them at all or any sooner than other product candidates that do not have Fast Track designation.

We have received Fast Track designation from the FDA for istaroxime for the treatment of acute heart failure, or AHF, and for AEROSURF for the treatment of respiratory distress syndrome, or RDS, in premature infants. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other product candidates, we may not receive such a designation from the FDA.

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

In addition, we believe that istaroxime may fulfill an unmet medical need in early cardiogenic shock based on the profile observed in prior phase 2 clinical studies in AHF, in which istaroxime increased systolic blood pressure, or SBP, suggesting that istaroxime could potentially contribute to the clinical improvement of select patients in cardiogenic shock due to heart failure. If our ongoing clinical study is successful, we believe there may be opportunities for an expedited regulatory pathway and review of istaroxime for the treatment of early cardiogenic shock. Based on precedent, we believe that approval for early cardiogenic shock potentially could be based on blood pressure changes alone (assuming comparable mortality compared to control patients at 30 days).

We may not be able to obtain or maintain Orphan Drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as Orphan Drugs. In the U.S., Orphan Drug designation entitles a party to financial incentives such as tax advantages and user-fee waivers. In addition, if a product candidate that has Orphan Drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug. A drug is clinically superior if it is safer, more effective, or makes a major contribution to patient care. The FDA has granted Orphan Drug designation for our (i) KL4 surfactant (lucinactant) for the treatment of RDS in premature infants, (ii) our KL4 surfactant for the prevention and treatment of BPD in premature infants, (iii) our KL4 surfactant for the treatment of acute respiratory distress syndrome in adults, and (iv) our KL4 surfactant for the treatment of cystic fibrosis.

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

We are currently conducting and expect in the future to conduct one or more of our clinical trials for our product candidates at clinical sites located in the U.S. and outside of the U.S., including EU and China. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data may be subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an onsite inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an onsite inspection or other appropriate means. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

If approved for marketing, the commercial success of our product candidates will depend upon the acceptance of each product by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	efficacy of our product candidates compared to competing products;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;

●

our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, global government payors, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics;

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals;

●	government health care payor imposed mandatory pricing discounting and reductions;

●	delays in achieving hospital formulary acceptance or limitations of use that are more restrictive than the approved label;

●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our product candidates in applicable therapeutic guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies; and

●	limitations or warnings contained in approved labeling from regulatory authorities.

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

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off- label uses. If we are found or alleged to have improperly promoted any of our products, if approved, off-label uses, we may become subject to significant liability.

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

Failure of our new ADS to perform as intended in clinical trials, including the planned AEROSURF phase 2 bridging study to be conducted by our licensee and potentially phase 3 development activities expected to be conducted by our licensee, would have a material adverse effect on our efforts to develop our aerosolized KL4 surfactant products, including AEROSURF, and our business strategy.

Our development activities are subject to certain risks and uncertainties, including, without limitation:

●

the new ADS may not achieve acceptable levels of efficiency, consistent performance, reliability and, when taken together with the cost of our KL4 surfactant, may not be cost appropriate for commercial activities;

●

we will require access to sophisticated engineering capabilities. We have in the past advanced device development using our own medical device engineering staff and we have worked with Battelle Memorial Institute, or Battelle, on certain development initiatives. We currently have a Vice President of Medical Device Development, who is executing a technology transfer of our device manufacturing process from Battelle to Mack Molding Company, or Mack, which we expect to complete in the second quarter of 2021. We expect to manufacture with Mack a sufficient number of ADS to support our remaining development activities. We also may transfer our manufacturing capabilities to current and potential future licensees or other strategic counterparties. If as we advance our plans, we or our licensees are unable to identify design engineers and medical device experts to support the continued development efforts, including, potentially, for commercial use and later versions of the new ADS, it would have a material adverse effect on our business strategy and impair our ability and that of our licensees to commercialize or develop AEROSURF or other aerosolized KL4 surfactant products;

●

the ADS may perform to specifications in the bench setting and internal tests, however, in clinical settings with multiple operators, we may experience unanticipated issues with performance that could have a negative effect on trial outcomes; and

●

even if the ADS performs adequately in clinical settings, we or our licensees may identify additional development improvements that our licensees may wish to incorporate into the new ADS before phase‑3 and commercialization.

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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize our products. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the EU or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our products.

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

We are dependent on third parties to conduct our clinical trials and preclinical studies and preclinical studies for our other development programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and any third-party that we rely upon are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party that we rely on or trial sites fail to comply with applicable GCPs or to provide adequate data with respect to such trials, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP and/or Quality System Regulation, or QSR requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

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

In most cases, we are dependent upon a single supplier to provide all of our requirements for each of our APIs. We rely on a single CMO to manufacture each of our drug products that meets appropriate content, quality and stability standards for use in preclinical programs and clinical trials. In most cases, we submit purchase orders to each CMO and supplier as needed and do not have contractual commitments to manufacture for us in the future. If we do not maintain these manufacturing and service relationships that are important to us and are not able to identify replacement suppliers, vendors and laboratories, our ability to obtain regulatory approval for our products could be impaired or delayed and our costs could substantially increase. For example, we are currently discussing with our CMO the expiration and wind down of our AEROSURF drug product manufacturing agreement and we are seeking to develop a new process for the manufacture of our API KL4. These CMOs have indicated a willingness to continue manufacturing on an interim basis, if needed, to build drug product and API inventory to support any future development efforts, but there can be no guarantee that they will remain willing or able to do so and thus are working with others as a replacement CMO.

We may be unable to identify additional manufacturers with whom we might establish appropriate arrangements on acceptable terms, if at all, because the number of potential CMOs is limited. Even if we are able to find replacement manufacturers, suppliers, vendors and service providers when needed, we may not be able to enter into agreements with them on terms and conditions favorable to us or there could be a substantial delay before such manufacturer, vendor or supplier, or a related new facility is properly qualified and registered with the FDA or other foreign regulatory authorities. A new manufacturer currently not qualified with the FDA would have to be educated in, or develop substantially equivalent processes for, production of our approved products after receipt of FDA approval. To qualify and receive regulatory approval for a new manufacturer could take as long as two years. The process of changing a supplier could have an adverse impact on our current clinical development programs if supplies of drug substances or materials on hand are insufficient to satisfy demand. Such delays could have a material adverse effect on our development activities and our business.

We plan to rely on third parties, some of which are located outside the U.S., to manufacture our drug product candidates and manufacture and assemble our medical devices, which exposes us to risks that may affect our ability to maintain supplies of our clinical materials, and subject us to uncertainty associated with the international political climate, and could potentially delay our research and development activities, as well as eventual regulatory approval and commercialization of our drug product candidates.

Our manufacturing strategy involves manufacturing our drug products, APIs and our ADS using CMOs. We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and QSR requirements for the manufacture of medical devices and other government regulations and corresponding international standards. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

For example, we have in the past manufactured our clinical drug supply of lyophilized KL4 surfactant and our ADS for AEROSURF in the U.S. We expect that Lee’s will manufacture KL4 surfactant drug product at an affiliate of Lee’s in Hefei, China. Istaroxime and rostafuroxin are currently manufactured by affiliates of Lee’s in China. The APIs for istaroxime, rostafuroxin and KL4 surfactant are manufactured in China, China, and the U.S., respectively. If the FDA is unable to inspect the manufacturing sites in China or if it is able to inspect these sites but finds them deficient in any way, to secure marketing approval for our products in the U.S., and potentially other markets, we may be required to designate a different manufacturer for each of our drug product candidates. A technology transfer of a manufacturing process from one CMO to another can be time consuming and expensive and there can be no assurance that such a transfer will be successful or that a new manufacturer will be able to manufacture our drug products successfully. Moreover, a technology transfer from one country to another may be subject to changing international legal and regulatory requirements in a potential difficult political climate. In addition, we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel and the third-party manufacturers may fail to manufacture our product according to our schedule or at all. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

A third party’s failure to execute on our manufacturing requirements, technology transfers of our manufacturing and our planned future reliance on CMOs exposes us, among other things, to the following risks:

●	an inability to initiate or continue clinical trials of istaroxime or KL4 surfactant or any future product candidates under development;

●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;

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

Supply chain or manufacturing interruptions could negatively impact our operations and financial performance. In connection with our drug product manufacturing activities, for certain of our product candidates, we own certain specialized manufacturing equipment installed at our CMO. However, we do not have fully redundant systems and equipment to respond promptly in the event of a significant loss at a CMO’s manufacturing operations. Under certain conditions, we may be unable to produce our drug product and medical devices at the required volumes or to appropriate standards, if at all. The supply of any of our manufacturing materials may be interrupted because of supply shortages, poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors, which could involve a lengthy process, and result in increased expenses.

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

These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●

the timing and cost of, and level of investment in, research, development, including manufacturing development regulatory approval and commercialization activities relating to our product candidates, which may change from period to period;

●

the timing and success or failure of preclinical studies or clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	the level of investment funding we are able to achieve and apply to our development operations;

●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	our allocation of resources and ability to raise additional capital;

●	future changes in requirements to achieve regulatory approval;

●	future accounting pronouncements or changes in our accounting policies.

●	the capital markets stability and openness to investing;

●	delays associated with COVID-19 which will impact our healthcare systems and our trial sites ability to conduct trials to varied degrees and times;

●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products; and

●	the level of demand for any approved products, which may vary significantly.

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

We are continually evaluating our business strategy and may modify this strategy to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition and results of operations.

We plan to continually evaluate our business strategy and will modify our plans as necessary to achieve our objectives. In 2020, we modified our business strategy to preserve our limited capital and focus primarily on acute cardiovascular and KL4 surfactant for the treatment of lung injury in patients with COVID-19 and other similar indications. As part of our shift in priorities, our licensee in Asia is expected to continue the further development of AEROSURF for the treatment of RDS in China pursuant to the terms of our Asia License Agreement. For markets outside of Asia, including the U.S., we plan in the short term to seek one or more licensing transactions, collaboration arrangements or other strategic opportunities to support the development of AEROSURF and our lyophilized KL4 surfactant, including the U.S. If for any reason, our licensee in Asia does not proceed with development of AEROSURF, or if for any reason, we are unable to transfer the financial burden of AEROSURF to strategic partners or licensees in markets outside of Asia, we may determine that it is in our best interest to terminate some or all AEROSURF activity and cease some or all development activities in all markets. Such action could have a material adverse effect on our business, financial condition and results of operations.

Similarly, our strategy currently contemplates that we will seek to out-license rostafuroxin and invest the proceeds in our other core programs. If we are not successful in our efforts, we may be forced to accept a significant write down of our rostafuroxin asset on our balance sheet and reassess our strategy. This action also could have a material adverse effect on our business, financial condition and results of operations.

The execution of a clinical program is complex and involves the cooperation of many individuals and entities, including third parties that we may not be able to control, and require the coordination of a number of components, any one of which could experience delays or unforeseen events or circumstances that may require the development of alternative strategies. If we encounter such events or circumstances, if we believe that certain changes would be in our best interest, we will consider adjusting our strategy and planning. If we conclude that an alternative approach may improve our ability to achieve our objectives, we will consider adopting such other approach. Similarly, if a third party were to share observations or make recommendations concerning the focus, sequence or approach of any or all of our research and development programs, we may consider taking such recommendations into account in our planning process and future activities.

There can be no assurance, whether or not we alter our strategy or plans, that we will be successful, or that we will secure regulatory approval for our product candidates and execute any product launches effectively and on time, if at all, in all markets that we may identify. Our ability to discover and/or develop new product candidates depends in part on our internal research capabilities and whether we have the resources required to conduct a development program or to acquire new product candidates. Our limited resources may not be sufficient to discover and develop or to acquire new product candidates. To support our efforts to develop our product candidates and, if approved, commercialize our products in the world markets, including the U.S., we continue to evaluate potential licensing transactions, collaboration arrangements and other strategic transactions. However, there can be no assurance that our efforts will be successful or that, even if we identify and enter into any strategic transactions, that such transactions will be successfully implemented, if at all, within our expected time frames.

We plan to continue evaluating our business strategy and may modify our strategy again in the future. To respond to changing circumstances, we may expand or alter our research and development activities from time to time and allocate resources to work on development of different products or may pace, delay or halt the development of potential product development programs. As a result of changes in our strategy, we may also change or refocus our existing drug development and manufacturing activities or our plans for commercialization of our products, if approved. These decisions could require changes in our facilities and personnel and restructuring various financial arrangements. There can be no assurances that any product development or other changes that we implement will be successful or that, after implementation of any such changes, that we will not refocus our efforts on new or different objectives.

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

Political, economic and regulatory influences globally are subjecting the healthcare industry to potential fundamental challenges that could substantially affect our business and results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing to arise in many countries where we potentially may seek to do business, including the U.S. There is increasing pressure on pricing, reimbursement and demands for value-based data to gain access to patients and healthcare funds globally. This may increase the costs of development, risks of commercialization and overall value of the opportunity. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative, judicial, or executive action, either in the U.S. or abroad. In addition, we rely on CMOs located in China to manufacture drug product and APIs for us, such that the supply lines for our drug product, and APIs may be affected by trade and political considerations.

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

We are highly dependent upon the members of our executive management team and our directors, as well as our consultants and collaborating scientists. Many of these individuals have been involved with us for many years, have played integral roles in our progress and we believe that they continue to provide value to us. We have over the last few years lost long-term members of our executive team and certain professional, scientific and management personnel, due to retirement, shifts in our focus and other causes. The loss of such personnel potentially exposes us to a lack of ready recall and knowledge of past corporate events, risks previously identified and related learnings. As such, loss of any of our remaining key personnel may further increase the associated risk and may have a material adverse effect on aspects of our business and clinical development and regulatory programs. The loss of services from any of our executives could significantly adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key man life insurance.

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

We may seek to enter into licensing transactions, collaboration arrangements, and other similar transactions and strategic opportunities, and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships.

We may seek to enter into licensing transactions, collaboration arrangements, and other similar transactions and strategic opportunities for the development or commercialization of our product candidates, or to secure the capital required to develop or commercialize a product candidate or address manufacturing constraints. We may not be successful in our efforts to establish such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or licensing agreement, we will achieve an economic benefit that justifies such transaction.

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

We do not have redundant facilities. We perform substantially all of our research and development and back office activity in a small number of locations, including our headquarters in Warrington, Pennsylvania, research laboratories at Universita degli Studi di Milano-Bicocca, a university in Milan, Italy, which are made available to us under a collaboration agreement with the university, and a research laboratory at Chang Gung University in Taiwan under a separate collaboration agreement. We also depend upon third-party manufacturers and laboratories to manufacture our drug products, APIs and our ADS and perform important API and drug product release testing and stability work.

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

Our business activities, including development, manufacture and, if our product candidates are approved, marketing of our drug products and drug/medical device combination products also exposes us to liability risks. Using our drug product candidates or medical devices, including in clinical trials, may expose us to product liability claims. Even if approved, our products may be subject to claims resulting from unintended effects that result in injury or death. Product liability claims alleging inadequate disclosure and warnings in our package inserts and medical device disclosures also may arise.

We presently carry comprehensive general liability, property damage, product liability, workers’ compensation, health benefits and other insurance coverage in amounts that we believe to be adequate for the protection of our assets and operations and customary for companies in our industry of comparable size and level of activity. However, our insurance policies contain various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost. A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business and our reputation.

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

In the ordinary course of our business, we and our third-party contractors maintain sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial participants and business partners and electronically stored work product, including clinical data, analyses, research, communications and other materials necessary to gain regulatory approval of our product candidates. The secure maintenance of this sensitive information is critical to our business and reputation. Despite the implementation of security measures, our internal computer systems and those of our third-party contractors are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, unintended loss, human error, natural disasters, terrorism, war and telecommunication and electrical failures. For information stored with our third-party contractors, we rely upon, and the integrity and confidentiality of such information is dependent upon, the risk mitigation and data preservation efforts such third-party contractors have in place. Our and our third-party contractors’ respective network and storage applications and policies may not be sufficient to protect our sensitive business information and may be subject to loss, unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Such incidents could compromise our intellectual property, expose sensitive business information, result in loss of data necessary to secure regulatory approval of our product candidates, cause interruptions in our operations, result in a material disruption of our operations, or require substantial expenditures of resources to remedy.

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

Our business requires that we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about patients, credit card information, and our proprietary business and financial information. As a covered entity, we must comply with the HIPAA privacy and security regulations, which may increase our operational costs. Furthermore, the privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, or PHI, including potential civil and criminal fines and penalties. We face a number of risks relative to our protection of, and our service providers’ protection of, this critical information, including loss of access, fraudulent modifications, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. If such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, modified without our knowledge, lost or stolen.

Additionally, we share PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors’ computer networks. Any wrongful use or disclosure of PHI by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information by us or our third-party contractors. Unauthorized access, loss, modification or dissemination could disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our solution and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. In addition, the interpretation and application of consumer, health-related and data protection laws in the U.S. are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

Healthcare reform measures in the U.S., as well as the general tightening of drug reimbursement pathways and levels of reimbursement globally, are expected to add additional pressure to achieve financial expectations for our product candidates, if approved.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the Affordable Care Act and modified how it was implemented. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.

Further changes to and under the Affordable Care Act remain possible, although the new Biden administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

Our international operations subject us to additional regulatory oversight in foreign jurisdictions, as well as economic, social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results.

We are subject to certain risks associated with having assets and operations located in Taiwan and a representative office in Italy. Our activity in Taiwan and Italy are subject to regulatory agencies, such as the Taiwan Food and Drug Administration and the Italian Ministry of Health. Our operations in foreign jurisdictions are conducted by CVie Therapeutics Ltd., Taiwan, and may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, and increased government regulation, which could have a material adverse effect on our business, financial position, and operating results.

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

We currently hold product liability insurance coverage at a level we believe to be consistent with our activities. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Risks Related to Intellectual Property Matters

If we cannot protect our intellectual property, others could use our technology in competitive products. Even if we obtain patents to protect our products, those patents may not be sufficiently broad or they may expire and others could then compete with us.

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

The parties who licensed technologies to us and we have filed various U.S. and foreign patent applications with respect to the products and technologies under our development, and the USPTO and foreign patent offices have issued patents with respect to our products and technologies. These patent applications include international applications filed under the Patent Cooperation Treaty. Our pending patent applications, as well as those we may file in the future or those we may license from third parties, may not result in the USPTO or foreign patent office issuing patents. In addition, if patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. For example, the core composition of matter patents covering istaroxime have expired. As such, istaroxime relies on data and market exclusivity, as well as method-of-use patents, which may offer a lesser scope of protection than the original core patents. Furthermore, even if the USPTO or foreign patent offices were to issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from third parties may not provide us any protection against competitors.

The patents that we own or in-license have a limited life. Certain of the patents related to lyophilized KL4 surfactant have issued in the U.S., Europe and elsewhere and will expire in March 2033. For our aerosolized KL4 surfactant, we hold worldwide exclusive licenses to our proprietary ADS technology for use with pulmonary surfactants alone or in combination with other products for all respiratory diseases and in the U.S. to other (non-surfactant) drugs to treat certain pediatric and adult respiratory indications in hospitals and other health care institutions. The ADS patents have expired or will expire on various dates beginning in 2021 and ending as late as 2039. Patents related to our cardiovascular drug products issued in the U.S., Europe and elsewhere have expired or will expire on various dates between 2028 and 2030.

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

Moreover, although all employees enter into agreements with us that include non-compete covenants, and our senior executive officers have agreements that include broader non-competition covenants and provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, such non-compete provisions can be difficult and costly to monitor and enforce, such that, if any should resign, we may not be successful in enforcing our noncompetition agreements with them.

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

In 2011, the U.S. enacted and later implemented wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases since that time, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the U.S. federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

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

Risks Related to the Ownership of our Securities

The market price of our common stock may be highly volatile, and investors may not be able to resell their shares at or above the price at which they purchase them.

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

The sale and issuance of our common stock or rights to purchase our common stock, stock incentive plans and upon the exercise of outstanding securities exercisable for shares of our common stock, including our AEROSURF warrants, which are exercisable in the future for no consideration, could result in substantial additional dilution of our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

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

For example, in connection with the CVie Acquisition, our Board declared a dividend to the holders of record of outstanding shares of our common stock and holders of certain warrants to purchase common stock, in each case that were outstanding on December 20, 2018, of 0.6148 AEROSURF Warrant, for each share of common stock held by a shareholder or each warrant held by a warrant holder, as applicable, on the record date, or the AEROSURF Warrants. Each AEROSURF Warrant has a term of five years and provides for automatic exercise into one share of common stock, without any exercise price, upon our public announcement of the dosing of the first human subject enrolled in our phase 3 clinical trial for AEROSURF. We expect to distribute upon exercise of the AEROSURF Warrants an aggregate of 987,722 shares of common stock. We anticipate that the automatic exercise of the AEROSURF Warrants will occur upon enrollment of the first patient in an AEROSURF phase 3 clinical trial conducted by either ourselves or a licensee.

A small group of our investors, including Lee’s, may be able to exercise significant influence over our business strategy and operations.

As of March 29, 2021, Lee’s beneficially owns directly and through its affiliates, approximately 18% of our issued and outstanding shares of common stock and fund affiliates of our Chairman, James Huang, own directly and through affiliates approximately 10% of our issued and outstanding common stock. These investors could exercise their voting power in a coordinated fashion with a limited number of other investors to approve any matter requiring stockholder approval by written consent without a stockholder meeting. As a result, there is a risk that these investors could exert significant influence over the timing, scope, size or ultimate terms of our financing transactions and the process by which such corporate actions are permitted to proceed, or cause corporate actions to be approved even if their interests conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing institutional investors interested in us or a change of control that might be beneficial to our other stockholders.

In addition, affiliates of Lee’s in China serve as CMOs for istaroxime, rostafuroxin and potentially lyophilized KL4 surfactant. As such, we are highly dependent upon their performance to maintain our operational timelines and achieve planned milestones, and as a result, they may be in a position to exert leverage over our planning processes.

Our common stock is listed on the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

In May 2020, we successfully listed our common stock on the Nasdaq Capital Market. However, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including but not limited to the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement. If we fail to maintain compliance with the continued listing requirements, Nasdaq may take steps to delist our common stock. If such delisting should occur, it would likely have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Provisions of our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, our Amended and Restated By-Laws, or By-Laws, and Delaware law could deter a change of our management and thereby discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation, our By-Laws and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management and might discourage a third party from offering to acquire us, even if a change of control or in management would be beneficial to our stockholders. Such provisions may make it costlier for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to file in a different judicial forum to resolve disputes with us or our directors, officers or employees.

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

We are a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, which include, among other things, audited financial statements and Management Discussion and Analysis for two years instead of three years, an update of the general development of the business for such period that is material to an understanding of the company, simplified executive compensation disclosures, and exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered accounting firm provide an attestation report on the effectiveness of internal control over financial reporting. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain our principal executive offices at 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622. Our premises include corporate administration, research and drug and device development, clinical operations, regulatory affairs, and quality, as well as our analytical and technical support laboratory, which conducts release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant. We also have maintained a medical device development laboratory that has been used to conduct development activities and testing for our ADS technologies.

We also maintain a location in Taipei, Taiwan consisting of approximately 1,317 square feet of office space, where we oversee certain manufacturing development and preclinical activities occurring at a university in Taiwan related to our cardiovascular drug product candidates. We also have access to research laboratories in Milan, Italy under our collaboration agreement with Universita degli Studi di Milano-Bicocca. We believe our current facilities are adequate for our needs in 2021.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market, or Nasdaq, operated by The Nasdaq Stock Market LLC under the symbol “WINT.”

Holders of Our Common Stock

As of March 29, 2021, we had 53 holders of record of shares of our common stock, and there were 26,257,065 shares of our common stock issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. You should review the Forward-Looking Statements and Risk Factors sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in the Annual Report on Form 10-K.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our Consolidated Financial Statements for the year ending December 31, 2020 and notes thereto, or Notes, included in this Annual Report on Form 10-K. See, Item 8 — Financial Statements and Supplementary Data.

Note: Information concerning the shares of our common stock and related share prices in this MD&A has been adjusted to reflect the 1-for-3 reverse split of our common stock that was made effective on April 29, 2020. (See, “Item 8 – Notes to consolidated financial statements – Note 2 - Basis of Presentation”).

OVERVIEW

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and acute pulmonary diseases. Our lead acute cardiovascular product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in the phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in heart failure patients, we initiated a small clinical study to evaluate istaroxime for the treatment of early cardiogenic shock, a severe form of heart failure characterized by very low blood pressure and hypo-perfusion to critical organs. We believe that istaroxime may fulfill an unmet need in early cardiogenic shock. In addition, our drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile, for which we are pursuing potential out-licensing transactions or other strategic opportunities and not advancing on our own. Our cardiovascular portfolio also includes early exploratory research programs to evaluate potential preclinical product candidates for development, including oral and intravenous sarco (endo) plasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activator heart failure compounds.

Our lead pulmonary product candidate is our proprietary lyophilized KL4 surfactant (lucinactant), which we believe may potentially support a product pipeline, alone or in combination with our proprietary Aerosol Delivery System, or ADS, technology, to address a broad range of serious respiratory conditions in children and adults. We are developing KL4 surfactant to be delivered either as a liquid instillate or noninvasively as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for a small phase 2 pilot study to assess the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and acute respiratory distress syndrome, or ARDS, resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, with results expected mid-2021. Our aerosolized product candidate, AEROSURF® (lucinactant for inhalation), is a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), has agreed to fund and conduct a phase 2b clinical bridging study for AEROSURF in Asia, referred to as the phase 2b bridging study, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. Accordingly, we have suspended our AEROSURF clinical activities and ceased enrollment in the phase 2b bridging study being conducted in the European Union, or EU. To support the future development of AEROSURF and our lyophilized KL4 surfactant liquid instillate in markets outside of Asia, including the United States, or U.S., we are pursuing one or more licensing transactions, collaboration arrangements or other strategic opportunities.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets outside of Asia, including the U.S.; and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs, or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2020 and 2019, we had operating losses of $30.3 million and $24.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $717.7 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

We expect to continue to incur significant research and clinical development, regulatory and other expenses as we (i) continue to develop our product candidates; (ii) seek regulatory clearances or approvals for our product candidates; (iii) conduct clinical trials on our product candidates; and (iv) manufacture, market and sell any product candidates for which we may obtain regulatory approval.

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate substantial product revenues, if ever, we expect to finance our operations through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets outside of Asia, including the U.S.; and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs, or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2020 and 2019

Net Loss and Operating Loss

The operating loss for the years ended December 31, 2020 and 2019 was $30.3 million and $24.9 million, respectively. The increase in operating loss from 2019 to 2020 was due to a $5.2 million increase in operating expenses and a $0.2 million decrease in revenue.

The net loss for the years ended December 31, 2020 and 2019 was $32.6 million, or $2.08 basic net loss per common share, and $27.5 million, or $2.51 basic net loss per common share, respectively. Included in the net loss is (i) $1.1 million in non-cash expense related to the modification of certain warrants in 2020; (ii) a net loss on debt extinguishment of $1.8 million in 2019; (iii) $1.2 million and $0.5 million in foreign currency losses in 2020 and 2019, respectively; and (iv) interest expense of $0.1 million and $0.5 million for 2020 and 2019, respectively.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) raw materials, aerosol devices and supplies; (v) royalties; (vi) rents and utilities; (vii) depreciation; (viii) travel; and (ix) other. We expect to increase our investment in research and development in order to advance our product candidates through additional clinical trials. As a result, we expect that our research and development expenses will increase throughout the foreseeable future as we pursue clinical development of istaroxime, KL4 surfactant and our other current and future product candidates. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019

Istaroxime - early cardiogenic shock	$1,813	$-
KL4 surfactant	1,583	1,217
Istaroxime - AHF	966	498
Preclinical studies	42	192
Total direct preclinical and clinical programs	4,404	1,907

Product development and manufacturing	4,474	4,248
Clinical, medical and regulatory operations	6,495	6,532
Total research and development expenses	$15,373	$12,687

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $2.2 million and $2.1 million for 2020 and 2019, respectively.

Direct Preclinical and Clinical Programs

Direct preclinical and clinical programs include: (i) development activities, toxicology studies and other preclinical studies; and (ii) activities associated with conducting clinical trials, including contract research organization costs, patient enrollment costs, clinical site costs, clinical device and drug supply costs, and related external costs, such as consultant fees and expenses.

Direct preclinical and clinical development programs expenses increased $2.5 million from 2019 to 2020 due to (i) the initiation of a phase 2 clinical trial of istaroxime for early cardiogenic shock in September 2020; (ii) our continued development of istaroxime for AHF; and (iii) costs related to the development of our lyophilized KL4 surfactant.

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

Product development and manufacturing expenses increased $0.2 million from 2019 to 2020 due to a $0.4 million purchase of raw materials during the second quarter of 2020, partially offset by a decrease in analytical testing costs related to our AEROSURF clinical development program.

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

Clinical, medical and regulatory operations expenses were consistent from 2019 to 2020 and were comprised of (i) an increase of $0.2 million in non-cash stock compensation expense; (ii) an increase of $0.2 in employee-related incentive bonus expense; offset by (iii) a decrease of $0.4 million in personnel costs.

Research and Development Expense by Major Expense Category

We also account for our research and development expense by major expense category as shown in the following table:

	Year Ended December 31,
(in thousands)	2020	2019

Contracted services	$5,737	$3,373
Salaries and benefits	4,768	4,741
Stock-based compensation	2,098	1,932
Raw materials, aerosol devices and supplies	915	664
Royalties	800	800
Rents and utilities	503	471
Depreciation	145	170
Travel	28	213
Other	379	323
	$15,373	$12,687

Contracted services include third-party costs of preclinical studies, clinical trial activities, certain components of our manufacturing operations, quality control and analytical stability and release testing of our drug products, consulting services, aerosol device design and engineering services, etc. The increase of $2.4 million from 2019 to 2020 is due to an increase in contracted research and clinical trials expense in 2020.

The increase in raw materials, aerosol devices and supplies of $0.3 million from 2019 to 2020 is due to costs associated with our small pilot study of our proprietary KL4 surfactant for the treatment of lung injury resulting from COVID-19 including a $0.3 million increase in raw materials in 2020.

Royalties represent minimum royalties due under our licensing agreements with Philip Morris USA Inc. and Philip Morris Products S.A. for our ADS technology.

Other consists primarily of ongoing research and development costs such as insurance, taxes, education and training, and software licenses.

Research and Development Projects

A substantial portion of our cumulative losses to date relate to investments in our research and development projects, for which we incurred $28.1 million in expenses for the two-year period ended December 31, 2020. Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable. With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines. In view of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates are highly uncertain and cannot be estimated with any degree of certainty. In addition to the risks and uncertainties affecting our research and development projects discussed in this MD&A (see, “Item 1A. Risk Factors”), other risks could arise that we may not foresee that could affect our ability to estimate projections and timelines.

Ultimately, if we do not successfully develop and gain marketing approval for our drug product candidates, in the U.S. or elsewhere, we will not be able to commercialize, or generate any revenues from the sale of our products and the value of our company and our financial condition and results of operations will be substantially harmed.

General and Administrative Expenses

	Year Ended December 31,
(in thousands)	2020	2019

General and administrative expenses	$14,944	$12,404

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses include non-cash charges associated with stock-based compensation of $3.6 million and $4.8 million, respectively, for the years ended December 31, 2020 and 2019. General and administrative expenses increased $2.5 million from 2019 to 2020 due to (i) an increase of $2.6 million in professional fees, taxes and insurance; (ii) severance costs of $0.9 million; and (iii) an increase in personnel costs of $0.2 million; partially offset by (iv) a decrease of $1.2 million in non-cash, stock compensation expense.

Other (Expense) Income, Net

	Year Ended December 31,
(in thousands)	2020	2019

Net loss on debt extinguishment	$-	$(1,794)
Interest income	122	153
Interest expense	(125)	(495)
Other (expense), net	(2,246)	(446)
Total other (expense), net	$(2,249)	$(2,582)

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

Interest Income

Interest income relates to income on our money market account and U.S. Treasury notes.

Interest expense

	Year Ended December 31,
(in thousands)	2020	2019

Cash interest expense	$122	$332
Non-cash amortization of debt discounts	3	163
Total interest expense	$125	$495

Cash interest expense in 2020 and 2019 consists of interest expense associated with the collaboration and device development payables and with the loans payable. The decrease of $0.2 million in cash interest expense from 2019 to 2020 is related to the repayment of $2.1 million in loans payable during the year ended December 31, 2019 and the repayment of $2.4 million in loans payable during 2020. Non-cash amortization of debt discounts related to a discount on Battelle Payables related to a restructuring agreement and was fully amortized during 2020.

Other (expense), net

Other (expense), net in 2020 primarily consists of $1.2 million in losses on foreign currency translation and $1.1 million in non-cash expense related to the modification of certain warrants. Other (expense), net in 2019 primarily consists of $0.5 million in losses on foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had cash and cash equivalents of $16.9 million and current liabilities of $6.1 million.

On March 25, 2021, we completed a registered public offering of 9,230,500 shares of our common stock and warrants to purchase 9,230,500 shares of our common stock, at a combined price of $3.25 resulting in net proceeds of $27.3 million (see, Note 20 - Subsequent Event).

We also have an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. In February 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 12 - Stockholders’ Equity).

We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and risks associated with our international locations and activities abroad, including but not limited to having foreign suppliers, manufacturers and clinical sites in support of our development activities.

We have incurred net losses since inception. Our net loss was $32.6 million and $27.5 million, respectively, for the years ended December 31, 2020 and 2019. We expect to continue to incur operating losses for at least the next several years. As of December 31, 2020, we had an accumulated deficit of $717.7 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We believe that our cash and cash equivalents as of the filing date of our Annual Report on Form 10-K for the year ended December 31, 2020 are sufficient to fund operations through at least the next 12 months. In the future, we will need to raise additional capital to continue funding our development activities and operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

Our funding requirements are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue the plans described above, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, including as a result of market volatility following the COVID-19 pandemic. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

Cash Flows

Cash flows for the years ended December 31, 2020 and 2019

Net cash outflows for 2020 consist of $25.3 million net cash used in operating activities, $0.3 million of net cash used in investing activities, and $20.0 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $25.3 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively. The increase in net cash used in operating activities from 2019 to 2020 is attributable to (i) a $5.2 million increase in operating expenses; and (ii) a $1.2 million increase in payments related to our collaboration and device development payable with Battelle Memorial Institute as a result of contractual milestone payments during the year ended December 31, 2020; partially offset by (iii) costs related to the CVie Acquisition, costs from the December 2018 private placement financing and the payment of pre-existing obligations with the proceeds of the December 2018 private placement financing during the year ended December 31, 2019.

Investing Activities

Net cash used in investing activities was $0.3 million for the year ended December 31, 2020 and the net cash provided by investing activities was $13.8 million for the year ended December 31, 2019. The net cash used in investing activities in 2020 is due to $0.3 million in purchases of property and equipment. The net cash provided by investing activities in 2019 is due to the sale of $14.0 million of marketable securities, partially offset by $0.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $20.0 million and $21.8 million for the years ended December 31, 2020 and 2019, respectively, summarized as follows:

	Year Ended December 31,
(in thousands)	2020	2019

Proceeds from issuance of common stock and warrants, net of issuance costs	$20,246	$-
Proceeds from research and development funding arrangement	2,800	-
Proceeds from exercise of common stock warrants	141	-
Proceeds from Payroll Protection Program loan	547	-
Principal payments on Payroll Protection Program loan	(547)	-
Principal payments on loans payable	(3,229)	(2,063)
Proceeds from private placement issuance of securities, net of expenses	-	22,982
Proceeds from loan payable, net of expenses	-	1,000
Payments for taxes related to net share settlements of restricted stock units	-	(151)
Net cash provided by financing activities	$19,958	$21,768

The following sections provide a more detailed discussion of our available financing facilities.

Financings Pursuant to Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings. In September 2020, we filed with the SEC a "shelf" registration statement on Form S-3 (No. 333-248874), or the Universal Shelf, that was declared effective on September 29, 2020, for the proposed offering from time to time of up to $75.0 million of our securities, including common stock, preferred stock, debt securities, warrants, units, subscription rights, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering. As of December 31, 2020, approximately $75.0 million remained available under the Universal Shelf. The Universal Shelf will expire upon the earlier to occur of (i) the sale of $75.0 million of our securities or (ii) September 29, 2023.

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal under the ATM Program. When we issue sales notices to Ladenburg, we designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions.

As of December 31, 2020, we had not sold any shares under the ATM Program. In February 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 12 - Stockholders’ Equity).

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to the public offering, or the Offering, of 9,230,500 shares of our common stock, or the Common Stock, and warrants to purchase 9,230,500 shares of our Common Stock, or the Warrants. The shares of Common Stock and Warrants were sold together as a fixed combination, consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, but are immediately separable and were issued separately in the offering. Each Warrant is exercisable to purchase one share of Common Stock at a price of $3.60 per share and expires five years from the date of issuance. The Company does not plan to apply to list the Warrants on The Nasdaq Capital Market, any other national securities exchange or any other nationally recognized trading system.

The closing of the Offering occurred on March 25, 2021. The combined price to the public in the Offering for each share of Common Stock and accompanying Warrant was $3.25 resulting in gross proceeds of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the Warrants issued pursuant to this Offering, the net proceeds to the Company are expected to be approximately $27.3 million.

May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg as representative for the several underwriters named therein, or collectively, the Underwriters, relating to the May 2020 Offering for an aggregate of 2,758,620 units with each unit consisting of one share of our common stock and a Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance. The shares of common stock and the Warrants were immediately separable and were issued separately in the May 2020 Offering.

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

December 2019 Private Placement Financing

On December 6, 2019, we completed the December 2019 Private Placement Financing with select institutional investors, in which we issued and sold an aggregate of 2,916,666 shares of common stock at a price per share of $9.06, for an aggregate purchase price of approximately $26.4 million. Included in the purchase price, LPH II converted $2.95 million of existing debt obligations on the same terms as the other select institutional investors. In connection with this offering, we issued warrants, or the Series I Warrants, to purchase up to an aggregate of 1,458,334 shares of common stock at an exercise price equal to $12.09 per share, which are exercisable on the six-month anniversary of date of issuance and through the five-year anniversary of the date of issuance. The Series I Warrants (i) may be exercised for cash or on a cashless basis if there is no effective registration statement registering the resale of the warrant shares, (ii) may not be exercised to the extent that following such exercise, the holder would beneficially own more than 4.99% (or such other percent as designated by each holder not to exceed 19.99%) of our outstanding shares of common stock, and (iii) contain customary provisions that adjust the exercise price and the number of shares of common stock into which the Series I Warrants are exercisable in the event of a corporate transaction. Our Registration Statement on Form S-1, filed with the Securities and Exchange Commission, or the SEC, on January 21, 2020, registered the 2,916,666 shares of common stock sold and 1,458,334 shares of common stock underlying the Series I Warrants.

Loans Payable

Current Portion

Loan Payable to Bank Direct Capital Finance

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 are due monthly from July 2020 through March 2021. As of December 31, 2020, the outstanding principal of the loan was $0.4 million. The balance of the loan was repaid during the first quarter of 2021.

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we have financed $0.7 million of certain premiums at a 5.35% annual interest rate. As of December 31, 2019, the outstanding principal of the loan was $0.2 million. The balance of the loan was repaid during the first quarter of 2020.

2019 LPH II Loans

On October 24, 2019, we entered into a loan agreement with LPH II. Under the loan agreement, LPH II agreed to lend us $1.0 million, or the 2019 Loan, to support our operations while we sought to complete a strategic transaction (as defined in the loan agreement). The 2019 Loan, which was funded in a single installment by wire transfer on October 28, 2019, accrued interest at a rate of 6% per annum and matured upon the closing date of the December 2019 Private Placement Financing, which qualified as the strategic transaction under terms defined in the loan agreement. We repaid the 2019 Loan and related accrued interest in full upon consummation of the December 2019 Private Placement Financing.

2018 LPH II Loans

From April 24, 2018 to November 16, 2018, our subsidiary, CVie Therapeutics Limited, entered into four separate agreements to borrow an aggregate of approximately $3.5 million from LPH II on the following dates and in the following amounts $0.5 million in April 2018, or the April 2018 Loan; $0.3 million in September 2018, or the September 2018 Loan; $0.15 million in October 2018, or the October 2018 Loan; and $2.5 million in November 2018, or the November 2018 Loan. The April 2018 Loan, the September 2018 Loan, the October 2018 Loan and the September 2018 Loan were subsequently assigned to LPH II. The terms of the loan agreements were identical with interest, payable in cash upon maturity, at a rate of 4% per annum and maturing one year from the effective date of the respective loan agreement.

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 Loan and paid the remaining $50,000 balance plus accrued interest in April 2019. In December 2019, as part of the December 2019 Private Placement Financing, we converted the remaining $2.95 million related to the September 2018 Loan, October 2018 Loan, and November 2018 Loan on the same terms as the Investors of the December 2019 Private Placement Financing. In connection with the conversion of the LPH II debt, we issued: 325,607 shares of common stock based at $9.06 per share and Series I Warrants to purchase 162,804 shares of common stock, at an exercise price equal to $12.09 per share. The Series I Warrants are exercisable at any time after the six-month anniversary of the date of issuance and through the 5-year anniversary of the date of issuance. The conversion of the loan payable to LPH II is treated as an extinguishment of debt and does not represent a capital transaction as the December 2019 Private Placement Financing included third-party investors and all investors received identical terms. We recorded a loss on extinguishment of debt of approximately $1.8 million. The loss was calculated as the difference between the aggregate fair value of the common stock and Series I Warrants on December 6, 2019 and the carrying value of the debt liabilities. The accrued interest of $127,000 was paid in December 2019 and as of December 31, 2019 there are no remaining amounts outstanding.

Non-Current Portion

O-Bank Co., Ltd. Credit Facility

In September 2016, CVie Therapeutics Limited entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility is guaranteed by Lee’s Pharmaceutical Holdings Limited, or Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, was determined based on 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

In the second quarter of 2020, we were informed by Lee’s of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%. To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. In November 2020, Lee’s committed to maintain the required level of pledged bank deposits with O-Bank through the date of full repayment of the O-Bank Facility.

As of December 31, 2020 and 2019, the outstanding principal of the O-Bank Facility was approximately $2.4 million and $4.6 million, respectively.

Restructured Debt Liability

On October 27, 2017, we and Deerfield Management Company, L.P., or Deerfield, entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P., or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 8,333 shares of our common stock at an exercise price of $2,360.40 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 23,703 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement. See, Note 4 to the Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K. The liability has been recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of December 31, 2020 and 2019, the restructured debt liability balance was $15.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any material off-balance sheet arrangements at December 31, 2020 or 2019 or during the periods then ended.

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

Intangible Assets and Goodwill

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate that the carrying value may be impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

The following table represents identifiable intangible assets and goodwill as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019

Rostafuroxin drug candidate	$54,750	$54,750
Istaroxime drug candidate	22,340	22,340
Intangible assets	$77,090	$77,090

Goodwill	$15,682	$15,682

When testing our goodwill and indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting unit and indefinite-lived intangible assets are less than the respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of goodwill and indefinite-lived intangible assets as of December 1, 2020, we elected to perform a quantitative assessment.

Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2020, we determined the fair value of our reporting unit based upon the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium. Based on the quantitative test performed, the fair value of our reporting unit exceeded its carrying value and no impairment loss was recognized.

When performing the quantitative impairment assessment for our indefinite-lived IPR&D intangible assets, we estimate the fair values of the assets using the multi-period excess earnings method, or MPEEM. MPEEM is a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D assets, (ii) the long-term growth rate, (iii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iv) the tax rate, which considers geographic diversity of the projected cash flows. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions resulting in future impairment charges related to our indefinite-lived intangible asset balances.

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets on December 1, 2020, we concluded that the assets were not impaired.

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

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer and Treasurer (principal financial and accounting officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework. Based on our assessment, our management believes that our internal control over financial reporting is effective based on those criteria, as of December 31, 2020.

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

(c)     Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements on page F-1 hereof.

(b) Exhibits.

The following exhibits are included with this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2018).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020).

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Windtree’s Form 8-K filed on April 18, 2016).

4.1	Form of Warrant dated October 10, 2014 (incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014).

4.2	Form of Series A Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.3	Form of Series B Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.4	Form of Series A-1 Warrant dated February 13, 2017 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017).

4.5	Form of Series C Warrant dated April 4, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

4.6	Form of Series D Warrant dated July 2, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

4.7	Form of Series E Warrant dated December 11, 2018 (incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

4.8	Form of Series F Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.9	Form of Series G Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.10	Form of Series H Warrant dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.11	Form of Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

4.12	Form of Series F Warrant Amendment dated April 24, 2020 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020).

4.13

Form of Series I Warrant Amendment dated May 6, 2020, to the Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 7, 2020).

4.14

Form of Warrant issued in the Company’s May 2020 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 22, 2020).

4.15	Form of Warrant issued in the Company’s March 2021 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2021.

4.16*	Description of Securities.

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

10.4††

Amended and Restated Sublicense and Collaboration Agreement dated December 3, 2004, by and between Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) and Laboratorios del Dr. Esteve, S.A. (incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.5††

Amended and Restated Supply Agreement dated December 3, 2004, by and between Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) and Laboratorios del Dr. Esteve, S.A. (incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

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

10.8#	Windtree’s 2011 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2018).

10.9#	Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020).

10.10#	Form of Restricted Stock Unit Grant for Employees under Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 To Windtree’s Registration Statement on Form S-8, as filed with the SEC on February 12, 2021).

10.11#	Form of Stock Option Grant for Employees under Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 To Windtree’s Registration Statement on Form S-8, as filed with the SEC on February 12, 2021).

10.12#	Form of Inducement Award Agreement (incorporated by reference to Exhibit 4.4 to Windtree’s Registration Statement on Form S-8 (File No. 333-253067), as filed with the SEC on February 12, 2021)

10.13#

Form of Employee Option Agreement under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012).

10.14#

Form of Non-Employee Director Option Agreement under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.15#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015).

10.16#

Form of Restricted Stock Unit Award Agreement for Employees under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018).

10.17#

Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.18#

Inducement Stock Option Award Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.19#

Amendment dated March 13, 2018, to Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.20#

Employment Agreement dated December 19, 2014, between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015).

10.21#

Amendment dated December 29, 2014 to Employment Agreement dated December 19, 2014, effective as of April 1, 2015, between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015).

10.22#

Amendment dated March 13, 2018, to Employment Agreement dated December 19, 2014 between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.23#

Employment Agreement dated March 21, 2014, between Windtree and John A. Tattory (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 12, 2014).

10.24#	Amendment dated December 29, 2014 to Employment Agreement dated March 21, 2014, effective as of April 1, 2015, between Windtree and John A. Tattory (incorporated by reference to Exhibit 10.19 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015).

10.25#

Amendment dated March 13, 2018 to Employment Agreement dated March 21, 2014 between John A. Tattory (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.26#

Form of Indemnification Agreement between Windtree and certain named executive officers and directors (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.27

Form of Indemnification Agreement between Windtree and certain named directors (incorporated by reference to Exhibit 10.23 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.28

Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibits 10.1 and 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007).

10.29

Second Amendment to Lease Agreement dated January 3, 2013 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013).

10.30

Fourth Amendment to Lease Agreement dated April 29, 2016, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 31, 2016).

10.31

Fifth Amendment to Lease Agreement dated February 23, 2018, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 1, 2018).

10.32†

Master Services Agreement dated October 24, 2013 between Windtree and DSM Pharmaceuticals, Inc. (now known as Patheon Manufacturing Services LLC) (incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2013).

10.33†

Supply Agreement dated December 22, 2010 between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010).

10.34

Exchange and Termination Agreement dated October 27, 2017, between Windtree and Deerfield (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.35

Registration Rights Agreement dated October 27, 2017, between Windtree and LPH Investments Limited (incorporated by reference to Exhibit 99.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.36

Registration Rights Agreement dated March 30, 2018, between Windtree and LPH II Investments Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

10.37††

Collaboration Agreement dated as of October 14, 2014, by and between Battelle Memorial Institute and Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.38

Payment Restructuring Agreement effective December 7, 2018, between Windtree and Battelle Memorial Institute (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 7, 2018).

10.39

Amendment No. 1 dated March 30, 2020 to Payment Restructuring Agreement, effective December 7, 2018, between Windtree and Lee’s Pharmaceutical (HK) LTD (incorporated by reference to Exhibit 10.48 to Windtree’s Registration Statement on Form S-1/A (File No. 333-236085), as filed with the SEC on May 6, 2020).

10.40

Loan Agreement dated October 25, 2018, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co., Ltd. (incorporated by reference to Exhibit 10.34 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.41	Shareholder Loan Agreement dated April 24, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.35 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.42

Shareholder Loan Agreement dated September 20, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.36 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.43

Shareholder Loan Agreement dated October 26, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.37 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.44

Shareholder Loan Agreement dated November 16, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.38 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.45

Merger Agreement dated December 21, 2018, between Windtree, WT Acquisition Corp., and CVie Investments Limited (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.46

Indemnification Letter Agreement dated December 21, 2018, between Windtree and Lee’s Pharmaceutical Holdings Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.47

Securities Purchase Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.48

Registration Rights Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.49

Loan Agreement dated October 24, 2019 between Windtree and LPH II Investments Ltd. (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on October 28, 2019).

10.50

Form of Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.51

Form of Registration Rights Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.52#	Employment Agreement dated March 1, 2020, between Windtree and Eric Curtis (incorporated by reference to Exhibit 10.46 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.53

Amendment to No. 1 dated February 20, 2020 to the Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.54

Loan Agreement dated March 17, 2020, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co. Ltd. (incorporated by reference to Exhibit 10.50 to Windtree’s Registration Statement on Form S-1/A (File No. 333-236085, as filed with the SEC on May 6, 2020).

10.55	Project Financing Agreement, dated August 12, 2020, by and between Windtree and Lee’s Pharmaceutical (HK) Ltd. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 16, 2020).

10.56#

Employment Agreement by and between Windtree and John Hamill, dated as of July 20, 2020 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 23, 2020).

10.57#

Separation Agreement by and between Windtree and John A. Tattory, dated as of July 29, 2020 (incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2020).

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
†† Certain confidential portions have been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTREE THERAPEUTICS, INC.

Date: March 29, 2021	By:	/s/ Craig E. Fraser
Craig E. Fraser
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig E. Fraser Craig E. Fraser	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 29, 2021

/s/ John P. Hamill John P. Hamill	Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2021

/s/ James Huang James Huang	Director (Chairman of the Board)	March 29, 2021

/s/ Daniel E. Geffken Daniel E. Geffken	Director	March 29, 2021

/s/ Evan Loh, M.D. Evan Loh, M.D.	Director	March 29, 2021

/s/ Bruce A. Peacock Bruce A. Peacock	Director	March 29, 2021

/s/ Robert Scott, M.D. Robert Scott, M.D.	Director	March 29, 2021

/s/ Leslie J. Williams Leslie J. Williams	Director	March 29, 2021

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Windtree Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Windtree Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Fair value of indefinite-lived intangible assets

Description of the Matter

As reflected in the Company’s consolidated financial statements, indefinite-lived intangible assets totaled $77.1 million and consisted of in-process research and development (IPR&D) at December 31, 2020. As discussed in Note 4 to the consolidated financial statements, IPR&D assets are tested by management for impairment at least annually. The annual quantitative impairment test requires that management estimate the fair value of the IPR&D assets in order to determine if the asset is impaired.

Auditing the estimated fair value of the IPR&D assets was complex and involved a high degree of subjectivity due to the significant estimation uncertainty involved in determining the fair value of the IPR&D assets. In particular, the estimated fair value of the IPR&D assets was sensitive to significant assumptions such as the probability of achieving development and commercial success for the products, the size of the addressable patient population, the anticipated pricing for the products, the timing and amount of any upfront or milestone payments from potential partnering agreements, and the discount rate.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Company’s IPR&D assets, we performed audit procedures that included, among others, testing the significant assumptions used to develop the estimate and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the probability of achieving development and commercial success for the products to studies published in medical journals evaluating clinical advancement and approval rates for similar products. We compared the estimated size of the addressable patient population to an industry database that tracks healthcare information and we compared the anticipated pricing and upfront/milestone payment assumptions to publicly available data supporting transactions and products of a similar nature. We also involved internal valuation specialists to assist in our evaluation of the discount rate used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

March 29, 2021

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$16,930	$22,578
Prepaid expenses and other current assets	1,188	1,283
Total current assets	18,118	23,861

Property and equipment, net	924	798
Restricted cash	154	154
Operating lease right-of-use assets	917	1,390
Intangible assets	77,090	77,090
Goodwill	15,682	15,682
Total assets	$112,885	$118,975

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,161	$1,708
Collaboration and device development payable, net	-	1,972
Accrued expenses	3,813	3,226
Operating lease liabilities - current portion	805	750
Loans payable - current portion	352	161
Total current liabilities	6,131	7,817

Operating lease liabilities - non-current portion	201	794
Loans payable - non-current portion	2,423	4,608
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	2,800	-
Deferred tax liabilities	16,778	15,821
Total liabilities	43,333	44,040

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2020 and 2019; 16,921,506 and 13,697,419 shares issued at December 31, 2020 and 2019, respectively; 16,921,482 and 13,697,395 shares outstanding at December 31, 2020 and 2019, respectively	17	14
Additional paid-in capital	790,277	763,097
Accumulated deficit	(717,688)	(685,122)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders’ equity	69,552	74,935
Total liabilities & stockholders’ equity	$112,885	$118,975

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019

Revenues:
License revenue with affiliate	$-	$198
Total revenues	-	198

Expenses:
Research and development	15,373	12,687
General and administrative	14,944	12,404
Total operating expenses	30,317	25,091
Operating loss	(30,317)	(24,893)

Other (expense) income:
Net loss on debt extinguishment	-	(1,794)
Interest income	122	153
Interest expense	(125)	(495)
Other (expense), net	(2,246)	(446)
Total other (expense), net	(2,249)	(2,582)

Net loss	$(32,566)	$(27,475)

Net loss per common share
Basic and diluted	$(2.08)	$(2.51)

Weighted average number of common shares outstanding
Basic and diluted	15,654	10,928

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2018	10,711	$11	$728,804	$(657,647)	-	$(3,054)	$68,114
Net loss				(27,475)			(27,475)
Issuance of common stock and common stock warrants, net of issuance costs	2,917	3	27,723				27,726
Issuance of common stock, placement agent	32						-
Vesting of restricted stock units	37						-
Withholding tax payments related to net share settlements of restricted stock units			(151)				(151)
Stock-based compensation expense			6,721				6,721
Balance - December 31, 2019	13,697	$14	$763,097	$(685,122)	-	$(3,054)	$74,935
Net loss				$(32,566)			(32,566)
Issuance of common stock and common stock warrants, net of issuance costs	3,172	3	20,243				20,246
Modification of warrants			1,112				1,112
Vesting of restricted stock units	35	-	-				-
Exercise of common stock warrants	18	-	141				141
Stock-based compensation expense			5,684				5,684
Balance - December 31, 2020	16,922	$17	$790,277	$(717,688)	-	$(3,054)	$69,552

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,566)	$(27,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	165	195
Amortization of debt discount	3	163
Stock-based compensation	5,684	6,721
Non-cash expense related to warrant modifications	1,112	-
Non-cash lease expense	473	917
Net loss on extinguishment of debt	-	1,794
Recognition of deferred revenue	-	(198)
Realized gain on investments	-	(75)
Unrealized loss on foreign exchange rate changes	1,142	-
Changes in:
Prepaid expenses and other current assets	1,147	688
Accounts payable	(547)	(2,468)
Collaboration and device development payable	(1,975)	(767)
Accrued expenses	585	(3,191)
Operating lease liabilities	(538)	(974)
Other liabilities	-	7
Net cash used in operating activities	(25,315)	(24,663)

Cash flows from investing activities:
Purchase of property and equipment	(291)	(191)
Proceeds from sale of marketable securities	-	13,988
Net cash (used in) provided by investing activities	(291)	13,797

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	20,246	-
Proceeds from research and development funding arrangement	2,800	-
Proceeds from exercise of common stock warrants	141	-
Proceeds from Payroll Protection Program loan	547	-
Principal payments on Payroll Protection Program loan	(547)	-
Principal payments on loans payable	(3,229)	(2,063)
Proceeds from private placement issuance of securities, net of expenses	-	22,982
Proceeds from loan payable, net of expenses	-	1,000
Payments for taxes related to net share settlements of restricted stock units	-	(151)
Net cash provided by financing activities	19,958	21,768
Effect of exchange rate changes on cash and cash equivalents	-	472
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,648)	11,374
Cash, cash equivalents, and restricted cash - beginning of year	22,732	11,358
Cash, cash equivalents, and restricted cash - end of year	$17,084	$22,732

Supplementary disclosure of non-cash activity:
Prepayment of insurance through third-party financing	$1,056	$708

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 1 - The Company and Description of Business

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and acute pulmonary diseases. Our lead acute cardiovascular product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in the phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in heart failure patients, we initiated a small clinical study to evaluate istaroxime for the treatment of early cardiogenic shock, a severe form of heart failure characterized by very low blood pressure and hypo-perfusion to critical organs. We believe that istaroxime may fulfill an unmet need in early cardiogenic shock. In addition, our drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile, for which we are pursuing potential out-licensing transactions or other strategic opportunities and not advancing on our own. Our cardiovascular portfolio also includes early exploratory research programs to evaluate potential preclinical product candidates for development, including oral and intravenous sarco (endo) plasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activator heart failure compounds.

Our lead pulmonary product candidate is our proprietary lyophilized KL4 surfactant (lucinactant), which we believe may potentially support a product pipeline, alone or in combination with our proprietary Aerosol Delivery System, or ADS, technology, to address a broad range of serious respiratory conditions in children and adults. We are developing KL4 surfactant to be delivered either as a liquid instillate or noninvasively as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for a small phase 2 pilot study to assess the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and acute respiratory distress syndrome, or ARDS, resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, with results expected mid-2021. Our aerosolized product candidate, AEROSURF® (lucinactant for inhalation), is a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), has agreed to fund and conduct a phase 2b clinical bridging study for AEROSURF in Asia, referred to as the phase 2b bridging study, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. Accordingly, we have suspended our AEROSURF clinical activities and ceased enrollment in the phase 2b bridging study being conducted in the European Union, or EU. To support the future development of AEROSURF and our lyophilized KL4 surfactant liquid instillate in markets outside of Asia, including the United States, or U.S., we are pursuing one or more licensing transactions, collaboration arrangements or other strategic opportunities.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets outside of Asia, including the U.S.; and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs, or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

Note 2 - Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the US, or US GAAP, and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries, or the Company. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the 1-for-3 reverse split of our common stock that was approved by our Board of Directors and controlling stockholders and made effective on April 29, 2020. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Note 3 - Liquidity Risks and Management’s Plans

As of December 31, 2020, we had cash and cash equivalents of $16.9 million and current liabilities of $6.1 million.

On March 25, 2021, we completed a registered public offering of 9,230,500 shares of our common stock and warrants to purchase 9,230,500 shares of our common stock, at a combined price of $3.25 resulting in net proceeds of $27.3 million (see, Note 20 - Subsequent Event).

We also have an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. In February 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 12 - Stockholders’ Equity).

We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and risks associated with our international locations and activities abroad, including but not limited to having foreign suppliers, manufacturers and clinical sites in support of our development activities.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

We have incurred net losses since inception. Our net loss was $32.6 million and $27.5 million, respectively, for the years ended December 31, 2020 and 2019. We expect to continue to incur operating losses for at least the next several years. As of December 31, 2020, we had an accumulated deficit of $717.7 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We believe that our cash and cash equivalents as of the filing date of our Annual Report on Form 10-K for the year ended December 31, 2020 are sufficient to fund operations through at least the next 12 months. In the future, we will need to raise additional capital to continue funding our development activities and operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

Our funding requirements are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue the plans described above, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, including as a result of market volatility following the COVID-19 pandemic. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

Note 4 - Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries, CVie Investments Limited and its wholly owned subsidiary, CVie Therapeutics Limited; and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

Intangible Assets and Goodwill

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate that the carrying value may be impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

The following table represents identifiable intangible assets and goodwill as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019

Rostafuroxin drug candidate	$54,750	$54,750
Istaroxime drug candidate	22,340	22,340
Intangible assets	$77,090	$77,090

Goodwill	$15,682	$15,682

When testing our goodwill and indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting unit and indefinite-lived intangible assets are less than the respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of goodwill and indefinite-lived intangible assets as of December 1, 2020, we elected to perform a quantitative assessment.

Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2020, we determined the fair value of our reporting unit based upon the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium. Based on the quantitative test performed, the fair value of our reporting unit exceeded its carrying value and no impairment loss was recognized.

When performing the quantitative impairment assessment for our indefinite-lived IPR&D intangible assets, we estimate the fair values of the assets using the multi-period excess earnings method, or MPEEM. MPEEM is a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D assets, (ii) the long-term growth rate, (iii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iv) the tax rate, which considers geographic diversity of the projected cash flows. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions resulting in future impairment charges related to our indefinite-lived intangible asset balances.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets on December 1, 2020, we concluded that the assets were not impaired.

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in Total other (expense), net. Foreign currency transactions resulted in losses of approximately $1.2 million and $0.5 million, respectively, for the years ended December 31, 2020 and 2019.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and restricted cash. The fair values of our cash equivalents are based on quoted market prices. The carrying amount of cash equivalents is equal to their respective fair values at December 31, 2020 and 2019, respectively. We determine the fair value of marketable securities on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. Accounts payable and accrued expenses are carried at cost, which approximates fair value because of their short maturity. The carrying amount of loans payable (including current installments) approximates fair value based on a comparison of interest rates on the loan to current market rates considering our credit risk.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

Restricted Cash

Restricted cash consists principally of a $140,000 certificate of deposit held by our bank as collateral for a letter of credit in the same notional amount held by our landlord to secure our obligations under our lease agreement dated May 26, 2004 for our headquarters location in Warrington, Pennsylvania and $14,000 in deposits held by our landlord for our offices in Taipei, Taiwan (see, Note 16 - Commitments, for further discussion on our leases).

Leases

Leases are accounted for under ASC Topic 842, Leases, or ASC 842. At the inception of an arrangement, we determine whether an arrangement is, or contains, a lease based on the unique facts and circumstances present in the arrangement. An arrangement is, or contains, a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with a term greater than one year are generally recognized on the balance sheet as operating lease right-of-use assets and current and non-current operating lease liabilities, as applicable. It is our policy not to recognize on the balance sheet leases with terms of 12 months or less. We typically only include the initial lease term in our assessment of a lease arrangement. Options to extend a lease are not included in our assessment unless there is reasonable certainty that we will renew.

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

At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether we have the right to direct the use of the asset.

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

Long-lived Assets

Our long-lived assets, primarily consisting of property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. When the undiscounted cash flows of an asset are less than its carrying value, an impairment is recorded and the asset is written down to estimated value. No impairment was recorded during the years ended December 31, 2020 and 2019 as management believes there are no circumstances that indicate the carrying amount of the assets will not be recoverable.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Collaborative Arrangements

We account for collaborative arrangements in accordance with applicable accounting guidance provided in ASC Topic 808, Collaborative Arrangements. See, Note 14 - Collaboration, Licensing and Research Funding Agreements.

Severance

In July 2020, we entered into separation agreements with two executives, which provide that the former employees are entitled to receive: (i) a severance amount equal to the sum of their respective base salaries then in effect and their respective annual target bonus amounts, payable in equal installments through August 2021 and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus of other contract executives for the year 2020, prorated for the number of days of their respective employment during 2020, and payable at the time that other contract executives are paid bonuses with respect to 2020. The severance amount related to the departure of these executives is approximately $0.9 million, was accrued at the date of the separations, and will be paid ratably through August 2021. During the year ended December 31, 2020, $0.4 million was paid.

Restructured Debt Liability - Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (see, Note 11 - Restructured Debt Liability), we have established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or Exchange and Termination Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

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

Stock-based Compensation

Stock-based compensation is accounted for under the fair value recognition provisions of ASC Topic 718, Stock Compensation, or ASC Topic 718. See, Note 13 - Stock Options and Stock-based Employee Compensation, for a detailed description of our recognition of stock-based compensation expense. The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter.

Warrant Accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity, or ASC Topic 815, as either derivative liabilities or equity instruments depending on the specific terms of the warrant agreement.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. For the years ended December 31, 2020 and 2019, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 9.1 million and 6.5 million shares, respectively. As of December 31, 2020 and 2019, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per common share.

We do not have any components of other comprehensive (loss) income.

Concentration of Suppliers

We currently obtain the active pharmaceutical ingredients of our KL4 surfactant drug products from single-source suppliers. In addition, we rely on a number of third-party institutions and laboratories that perform various studies as well as quality control release and stability testing and other activities related to our KL4 surfactant development and manufacturing activities. At the present time, several of these laboratories are single-source providers and several are located outside the U.S. The loss of one or more of our single-source suppliers or testing laboratories could have a material adverse effect upon our operations.

Segment and Geographic Information

We currently operate in one operating segment, which is the research and development of products focused on acute cardiovascular and acute pulmonary diseases, and the manufacture and commercial sales of approved products. We are managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. We do not operate separate lines of business with respect to our product candidates. We operate primarily in the U.S. and Asia. License revenue with affiliate for the years ended December 31, 2020 and 2019 are generated in the U.S. Long-lived assets, consisting of intangible assets of $77.1 million and goodwill of $15.7 million were located outside the U.S. at December 31, 2020 and 2019.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business, operations, including its potential impact on our clinical development plans and timelines, and financial condition. As of the date of the filing of this Annual Report on Form 10-K, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The potentially extended timelines may force us to expend more of our capital resources than planned to achieve our projected milestones. For example, certain of our ongoing clinical trials, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients, have experienced delays. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, such as the B.1.1.7 strain first identified in the United Kingdom and the B.1.351 strain first detected in South Africa, cases of which have been confirmed in the U.S., information about any regional resurgences in one or more markets where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The strategic re-implementation of mitigating COVID-19 measures in one or more markets where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2021.

We are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

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

Note 5 - License Revenue with Affiliate

	Year Ended December 31,
(in thousands)	2020	2019

License revenue with affiliate	$-	$198

License revenue with affiliate for the year ended December 31, 2019 represents revenue from the Asia License Agreement with Lee’s (HK) and constitutes a contract with a customer accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. All revenue related to the $1.0 million upfront payment under the Asia License Agreement was recognized as of the second quarter of 2019 and no future material performance obligations are due.

Note 6 - Fair Value Measurements

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2020	Level 1	Level 2	Level 3

Cash equivalents:
U.S. Treasury notes	$9,101	$9,101	$-	$-
Money market funds	6,518	6,518	-	-
Total Assets	$15,619	$15,619	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2019	Level 1	Level 2	Level 3

Cash equivalents:
U.S. Treasury notes	$18,230	$18,230	$-	$-
Money market funds	1,819	1,819	-	-
Total Assets	$20,049	$20,049	$-	$-

Note 7 – Property and Equipment

Property and equipment is comprised of the following:

	December 31,
(in thousands)	2020	2019

Manufacturing, laboratory & office equipment	$4,591	$4,313
Leasehold improvements	2,482	2,469
Furniture & fixtures	390	390
Subtotal	7,463	7,172
Accumulated depreciation and amortization	(6,539)	(6,374)
Property and equipment, net	$924	$798

Depreciation expense on property and equipment was $0.2 million for each of the years ended December 31, 2020 and 2019.

Note 8 - Collaboration and Device Development Payable

Collaboration and device development payable represents amounts due to Battelle Memorial Institute, or Battelle, under a collaboration agreement related to the development of our phase 3 ADS (see, Note 14 - Collaboration, Licensing and Research Funding Agreements) and a Research and Development Services Agreement, or RDSA, dated June 2012 for our phase 2 ADS.

In March 2020, we entered into the first amendment to the December 2018 payment restructuring agreement, or the Amendment, with Battelle in which we agreed to amend the payment terms of two milestone payments previously due no later than January 2020. Under the Amendment, we agreed that (i) the first milestone payment would continue to be due upon enrollment of the first patient in the next AEROSURF clinical study but no later than April 15, 2020; and (ii) the second milestone payment would continue to be due upon completion of the technology transfer of our device manufacturing process for the phase 3 ADS to our new medical device manufacturer but no later than September 1, 2020. The Amendment was treated as a debt modification and, in accordance with debt modification accounting, no gain or loss was recognized.

In April 2020, we made the first milestone payment of $0.8 million to Battelle and announced enrollment of the first patient into the AEROSURF phase 2 bridging study. In September 2020, we made the final milestone payment of $0.8 million to Battelle.

As of December 31, 2020, there are no remaining amounts outstanding to Battelle related to the collaboration and device development payable. As of December 31, 2019, collaboration and device development payable was $2.0 million, including accrued interest.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 9 - Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2020	2019

Salaries, bonus and benefits	$1,214	$696
Research and development	1,207	1,415
Severance	474	-
Professional fees	455	543
Manufacturing operations	41	183
Other	422	389
Total accrued expenses	$3,813	$3,226

Note 10 - Loans Payable

Current Portion

Loan Payable to Bank Direct Capital Finance

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 are due monthly from July 2020 through March 2021. As of December 31, 2020, the outstanding principal of the loan was $0.4 million. The balance of the loan was repaid during the first quarter of 2021.

In May 2019, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we have financed $0.7 million of certain premiums at a 5.35% annual interest rate. As of December 31, 2019, the outstanding principal of the loan was $0.2 million. The balance of the loan was repaid during the first quarter of 2020.

2019 LPH II Loans

On October 24, 2019, we entered into a loan agreement with LPH II. Under the loan agreement, LPH II agreed to lend us $1.0 million, or the 2019 Loan, to support our operations while we sought to complete a strategic transaction (as defined in the loan agreement). The 2019 Loan, which was funded in a single installment by wire transfer on October 28, 2019, accrued interest at a rate of 6% per annum and matured upon the closing date of the December 2019 private placement, or the December 2019 Private Placement Financing, which qualified as the strategic transaction under terms defined in the loan agreement. We repaid the 2019 Loan and related accrued interest in full upon consummation of the December 2019 Private Placement Financing.

2018 LPH II Loans

From April 24, 2018 to November 16, 2018, our subsidiary, CVie Therapeutics Limited, entered into four separate agreements to borrow an aggregate of approximately $3.5 million from LPH II on the following dates and in the following amounts $0.5 million in April 2018, or the April 2018 Loan; $0.3 million in September 2018, or the September 2018 Loan; $0.15 million in October 2018, or the October 2018 Loan; and $2.5 million in November 2018, or the November 2018 Loan. The April 2018 Loan, the September 2018 Loan, the October 2018 Loan and the September 2018 Loan were subsequently assigned to LPH II. The terms of the loan agreements were identical with interest, payable in cash upon maturity, at a rate of 4% per annum and maturing one year from the effective date of the respective loan agreement.

During the quarter ended March 31, 2019, we made payments of $0.45 million against the April 2018 Loan and paid the remaining $50,000 balance plus accrued interest in April 2019. In December 2019, as part of the December 2019 Private Placement Financing, we converted the remaining $2.95 million related to the September 2018 Loan, October 2018 Loan, and November 2018 Loan on the same terms as the Investors of the December 2019 Private Placement Financing. In connection with the conversion of the LPH II debt, we issued: 325,607 shares of common stock based at $9.06 per share and Series I Warrants to purchase 162,804 shares of common stock, at an exercise price equal to $12.09 per share. The Series I Warrants are exercisable at any time after the six-month anniversary of the date of issuance and through the 5-year anniversary of the date of issuance. The conversion of the loan payable to LPH II is treated as an extinguishment of debt and does not represent a capital transaction as the December 2019 Private Placement Financing included third-party investors and all investors received identical terms. We recorded a loss on extinguishment of debt of approximately $1.8 million. The loss was calculated as the difference between the aggregate fair value of the common stock and Series I Warrants on December 6, 2019 and the carrying value of the debt liabilities. The accrued interest of $127,000 was paid in December 2019 and as of December 31, 2019 there were no remaining amounts outstanding.

Non-Current Portion

O-Bank Co., Ltd. Credit Facility

In September 2016, CVie Therapeutics Limited entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility is guaranteed by Lee’s Pharmaceutical Holdings Limited, or Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, was determined based on 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

In the second quarter of 2020, we were informed by Lee’s of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%. To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. In November 2020, Lee’s committed to maintain the required level of pledged bank deposits with O-Bank through the date of full repayment of the O-Bank Facility.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

As of December 31, 2020 and 2019, the outstanding principal of the O-Bank Facility was approximately $2.4 million and $4.6 million, respectively.

Note 11 - Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P., or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 8,333 shares of our common stock at an exercise price of $2,360.40 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 23,703 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see, Note 4 - Accounting Policies and Recent Accounting Pronouncements). The liability has been recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of December 31, 2020 and 2019, the restructured debt liability balance was $15.0 million.

Note 12 - Stockholders’ Equity

May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg as representative for the several underwriters named therein, or collectively, the Underwriters, relating to the May 2020 Offering for an aggregate of 2,758,620 units with each unit consisting of one share of our common stock and a Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance. The shares of common stock and the Warrants were immediately separable and were issued separately in the May 2020 Offering.

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

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal under the ATM Program. When we issue sales notices to Ladenburg, we designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions.

We agreed to pay Ladenburg a commission of 3% of the gross sales price of any shares sold pursuant to the ATM Program. The rate of compensation will not apply when Ladenburg acts as principal.

As of December 31, 2020, we had not sold any shares under the ATM Program. In February 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million.

Warrant Amendments

On April 24, 2020, we and each of the holders of our Series F Warrants dated as of December 24, 2018, or the Series F Warrants, entered into Amendment No. 1 to the Series F Warrant to Purchase Common Stock whereby the expiration date of the Series F Warrants was extended from June 24, 2020 to December 24, 2020 in consideration for the holders agreeing to be bound by a lock-up provision with respect to any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by the holders. The lock-up provision provides that the holders will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by the holders for a period of 90 days following the earlier of (i) the closing date of our next public offering of securities, or (ii) December 24, 2020. The lock-up provision commenced on May 22, 2020 upon closing of the May 2020 Offering discussed above and has expired.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

On May 6, 2020, we and certain holders of our Series I Warrants dated as of December 6, 2019, or the Series I Warrants, entered into Amendment No. 1 to the Series I Warrant to Purchase Common Stock pursuant to which the exercise price of the Series I Warrants was amended from $12.09 to $9.67 if the Series I Warrants are exercised, in whole or in part, prior to December 5, 2021. In addition, the certain holders of the Series I Warrants agreed to be bound by a lockup provision with respect to any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock that are beneficially owned, held or acquired by such holders for a period of 90 days following the earlier of (i) the closing date of our next public offering of securities, or (ii) December 24, 2020. During the lock-up period, the certain holders of the Series I Warrants will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any shares of our common stock or securities convertible, exchangeable or exercisable into shares of our common stock. The lock-up provision commenced on May 22, 2020 upon closing of the May 2020 Offering discussed above and has expired.

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

We have determined, based on the guidance in ASC 718-20 and our valuation of the Series F Warrants and the Series I Warrants, that the incremental fair value resulting from the modifications is $1.1 million, which was recorded as an increase to equity, with a corresponding expense recognized in the consolidated statement of operations as other expense.

December 2019 Private Placement Financing

On December 6, 2019, we completed the December 2019 Private Placement Financing with select institutional investors, in which we issued and sold an aggregate of 2,916,666 shares of common stock at a price per share of $9.06, for an aggregate purchase price of approximately $26.4 million. Included in the purchase price, LPH II converted $2.95 million of existing debt obligations on the same terms as the other select institutional investors. In connection with this offering, we issued warrants, or the Series I Warrants, to purchase up to an aggregate of 1,458,334 shares of common stock at an exercise price equal to $12.09 per share, which are exercisable on the six-month anniversary of date of issuance and through the five-year anniversary of the date of issuance. The Series I Warrants (i) may be exercised for cash or on a cashless basis if there is no effective registration statement registering the resale of the warrant shares, (ii) may not be exercised to the extent that following such exercise, the holder would beneficially own more than 4.99% (or such other percent as designated by each holder not to exceed 19.99%) of our outstanding shares of common stock, and (iii) contain customary provisions that adjust the exercise price and the number of shares of common stock into which the Series I Warrants are exercisable in the event of a corporate transaction. Our Registration Statement on Form S-1, filed with the SEC on January 21, 2020, registered the 2,916,666 shares of common stock sold and 1,458,334 shares of common stock underlying the Series I Warrants.

Common Shares Reserved for Future Issuance

Common shares reserved for potential future issuance upon exercise of warrants

The chart below summarizes shares of our common stock reserved for future issuance upon the exercise of warrants:

	December 31,			Expiration
(in thousands, except price per share data)	2020	2019	Exercise Price	Date

Investors - May 2020 financing	3,155	-	$7.98	05/22/25
Investors - December 2019 financing	1,458	1,458	$12.09	12/06/24
Investors - AEROSURF	988	988	$-	02/14/24
Investors - December 2018 financing - long-term	1,296	1,296	$12.15	12/04/23
Investors - December 2018 financing - short-term	-	668	$11.04	12/24/20
Battelle - 2018 payables restructuring agreement (1)	25	25	$19.50	12/07/23
Panacea Venture Management Company Ltd.	63	63	$12.00	07/02/23
LPH II Investments Limited	45	45	$16.56	04/04/25
Investors - February 2017 financing	117	117	$82.20	02/15/24
Investors - July 2015 financing	80	80	$588.00	07/22/22
Battelle - 2014 collaboration agreement	1	1	$4,200.00	10/10/24
Total	7,228	4,741

(1)	See, Note 14 - Collaboration, Licensing and Research Funding Agreements, for further details on the Battelle collaboration agreement.

Common shares reserved for potential future issuance upon granting of additional equity incentive awards

As of December 31, 2020 and 2019, we had 0.2 million and 0.1 million shares, respectively, available for potential future issuance under our 2011 long-term incentive plan, or 2011 Plan.

The 2011 Plan was suspended upon the effective date of the 2020 Equity Incentive Plan, or the 2020 Plan, in January 2021; therefore, no shares are available for future grants under the 2011 Plan. The 2020 Plan allows for up to a maximum of 1,535,500 shares of common stock to be available for issuance pursuant to stock-based awards granted under the 2020 Plan. See, Note 13 - Stock Options and Stock-based Employee Compensation.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 13 - Stock Options and Stock-based Employee Compensation

Long-term Incentive Plans

On November 23, 2020, our Board of Directors adopted our 2020 Plan, which was subsequently approved by our majority stockholders by written consent on December 24, 2020 and became effective on January 20, 2021, or the effective date. On the effective date, the 2020 Plan replaced our 2011 Plan and the 2020 Plan became our primary plan for providing equity-based compensation to our eligible employees, consultants, and non-employee directors. The 2020 Plan allows for up to a maximum of 1,535,500 shares of common stock to be available for issuance pursuant to stock-based awards granted under the 2020 Plan. The 2020 Plan continues many of the features of the 2011 Plan but is updated to reflect changes to Nasdaq rules regarding equity compensation, other regulatory changes, and market and corporate governance developments. Awards outstanding under the 2011 Plan will continue to be governed by the terms of that plan and the agreements under which they were granted, although any shares returnable to the 2011 Plan as a result of cancellations, expirations and forfeitures will be returned to, and become available for issuance under, the 2020 Plan.

There were 1.9 million shares of our common stock authorized under the 2011 Plan, of which 0.2 million shares remained available for issuance as of December 31, 2020. Awards under the Plan may include stock options, stock appreciation rights, or SARs, restricted stock awards, or RSAs, restricted stock units, or RSUs, other performance and stock-based awards, and dividend equivalents.

An administrative committee, or the Committee - currently the Compensation Committee of the Board of Directors, or Committee delegates may determine the types, the number of shares covered by, and the terms and conditions of, such awards. Eligible participants may include any of our employees, directors, advisors or consultants.

Stock options and RSUs outstanding and available for future issuance are as follows:

	December 31,
(in thousands)	2020	2019

Stock Options and RSUs Outstanding
2011 Plan	1,688	1,804
Non-Plan	215	3
Total Outstanding	1,903	1,807

Available for Future Grants under 2011 Plan	230	149

No SARs, RSAs, other performance and stock-based awards, or dividend equivalents have been granted under the 2011 Plan. Although individual grants may vary, option awards generally are exercisable upon vesting, vest in a series of three successive, equal installments beginning with the first anniversary of the grant date and have a 10-year term. Non-Plan stock options outstanding are in connection with the hiring of our Chief Financial Officer, Mr. Hamill, on July 20, 2020, and the hiring of our Chief Executive Officer, Mr. Fraser, on February 1, 2016. Inducement grants were awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and the inducement grants vest in a series of three successive, equal installments beginning with the first anniversary of the grant date and have a 10-year term.

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2020	1,772	$17.61
Granted	562	7.22
Forfeited or expired	(431)	13.06
Outstanding at December 31, 2020	1,903	$15.57	7.8

Vested and exercisable at December 31, 2020	1,057	$20.12	7.0

Vested and expected to vest at December 31, 2020	1,828	$15.56	7.8

During the year ended December 31, 2020, 35,000 RSUs vested at a weighted-average grant date fair value of $11.85. As of December 31, 2020, there were no unvested RSUs.

Based upon application of the Black-Scholes option-pricing formula described below, the weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $5.98 and $10.02, respectively. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2019 was $11.85. There were no RSUs granted during the year ended December 31, 2020. The total intrinsic value of options outstanding, vested, and exercisable as of December 31, 2020 are each $0.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Stock-Based Compensation

We recognized stock-based compensation expense in accordance with ASC Topic 718 of $5.7 million and $6.7 million, respectively, for each of the years ended December 31, 2020 and 2019.

Stock-based compensation expense was classified as follows:

	Year Ended December 31,
(in thousands)	2020	2019

Research and development	$2,098	$1,932
General and administrative	3,586	4,789
Total	$5,684	$6,721

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

	Year Ended December 31,
	2020	2019

Weighted average expected volatility	103%	95%
Weighted average expected term	7.0	6.6
Weighted average risk-free interest rate	0.54%	2.60%
Expected dividends	-	-

The total fair value of the underlying shares of the options vested during 2020 and 2019 equals $7.1 million and $5.6 million, respectively. As of December 31, 2020, there was $5.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average vesting period of 1.8 years.

Note 14 - Collaboration, Licensing and Research Funding Agreements

Collaboration Agreement

Battelle Memorial Institute

In October 2014, we entered into a Collaboration Agreement with Battelle, or the Battelle Collaboration Agreement, for the development of our new ADS for use in our phase 3 program. We had previously worked with Battelle, which has expertise in developing and integrating aerosol devices using innovative and advanced technologies, in connection with development of our phase 2 ADS used in the AEROSURF phase 2b clinical trial. Under the Battelle Collaboration Agreement, we and Battelle shared the costs of development for a three-stage development plan that included planning, executing the project plan and testing and completing verification and documentation of a new phase 3 ADS, putting us in a position to manufacture a new phase 3 ADS for use in the remaining AEROSURF development activities, including a potential phase 3 clinical program, and, if approved, initial commercial activities. We retained final decision-making authority over all matters related to the design, registration, manufacture, packaging, marketing, distribution and sale of the phase 3 ADS. We and Battelle shared the costs of the project plan equally. Battelle agreed to bear the cost of any cost overruns associated with the project plan and we agreed to bear the cost of any increase in cost resulting from changes in the scope of the product requirements. We also agreed that, if Battelle successfully completed the project plan in a timely manner, we would pay Battelle royalties equal to a low single-digit percentage of the worldwide net sales and license royalties on sales of AEROSURF for the treatment of RDS in premature infants, up to an initial aggregate limit of $25.0 million, which under a payment restructuring agreement (discussed below), was increased to $35.0 million. The Battelle Collaboration Agreement will end at the time we fulfill our payment obligations to Battelle, unless sooner terminated by a party as provided therein.

In December 2018, we entered into a payment restructuring agreement with Battelle, or the Battelle Payment Restructuring Agreement, in which we agreed, among other things, as follows: (i) the outstanding amounts then due to Battelle, or the Battelle Payables, under the RDSA and the Battelle Collaboration Agreement would continue to accrue interest at a rate of 6% per annum; (ii) AEROSURF development activities thereafter would be performed under the RDSA; (iii) Battelle would participate in a December 2018 private placement offering and exchange $1.0 million of the debt for shares of our common stock; and (iv) upon the closing of the December 2018 private placement, we paid Battelle cash in the amount of $1.0 million and thereafter initiated payments totaling an aggregate $1.25 million in 2019. In addition, we agreed to make two milestone payments to Battelle as follows: (i) upon enrollment of the first patient in the next AEROSURF clinical study, or the First Milestone, an amount equal to one half of the then-outstanding Battelle Payables, including unpaid interest, and (ii) upon completion of the device technology transfer for the new ADS to Mack, or the Second Milestone, an amount equal to the then-outstanding Battelle Payables, including unpaid interest. If any amounts of the Battelle Payables remained unpaid by December 31, 2019, then all unpaid Battelle Payables would be due on January 7, 2020. Neither milestone was achieved as of December 31, 2019.

On March 30, 2020, we and Battelle entered into an amendment to the Battelle Payment Restructuring Agreement such that the First Milestone and Second Milestone payments would be payable no later than April 15, 2020 and September 1, 2020, respectively. In April 2020, we made the First Milestone payment of $0.8 million to Battelle and announced enrollment of the first patient into the AEROSURF phase 2 bridging study. In September 2020, we made the final Second Milestone payment of $0.8 million to Battelle (see, Note 8 - Collaboration and Device Development Payable).

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Licensing and Research Funding Agreements

Lee’s Pharmaceutical (HK) Ltd.

In June 2017, we entered into a License, Development and Commercialization Agreement, or the Asia License Agreement, with Lee’s (HK) and an affiliate of Lee’s and thereafter amended it effective August 2017. Under the Asia License Agreement, as amended, we granted to Lee’s (HK) and an affiliate an exclusive license with a right to sublicense (i) to develop, manufacture, and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for RDS in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, including the ADS, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes the People’s Republic of China, or China, Hong Kong, Thailand, Taiwan and 12 other countries.

Under the Asia License Agreement, Lee’s (HK) made an upfront payment to us of $1.0 million. We also may receive up to $35.8 million in potential clinical, regulatory and commercial milestone payments and will share in any sublicense income Lee’s (HK) may receive at a rate equal to low double digits. In addition, Lee’s (HK) is responsible for all costs and expenses in and for the licensed territory related to development activities, including a planned AEROSURF phase 3 clinical program, regulatory activities, and commercialization activities.

We will be eligible to receive tiered royalties based on a percent of Net Sales (as defined in the Asia License Agreement), depending on the product, in the range of high single to low-to-mid double-digit percentages. Royalties are payable on a country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten (10) years after the first commercial sale in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each product and, for the initial three years, shall be in the range of low-to-mid single digits. In addition, in the event that one or more generic products are introduced, the royalty rates will be reduced, subject to certain minimums if we are subject to continuing obligations at the time to pay royalties under our in-license agreements.

Under the Asia License Agreement, Lee’s (HK) is responsible for all activities related to development, regulatory approval and commercialization of KL4 surfactant and drug/medical device combination products in the licensed territory. Lee’s (HK) will hold the product licenses for all non-aerosolized products in the licensed territory and will seek regulatory approval initially for SURFAXIN and SURFAXIN LS for RDS. We will hold the product license in the licensed territory (except where prohibited by law) for all aerosolized products and will designate Lee’s (HK) our exclusive agent and representative to develop and register AEROSURF and other aerosolized products in our name and on our behalf. Lee’s (HK) also has agreed that, except as provided in the Asia License Agreement, for a period of ten (10) years beginning with the later of the first commercial sale of the first aerosolized product and the first commercial sale of the first non-aerosolized product in China, it will not develop, register, manufacture, or commercialize any product for the prevention and/or treatment of RDS in premature infants or other diseases and conditions in humans, in either case, that administers, utilizes or contains pulmonary surfactant without our prior written consent.

The Asia License Agreement is accounted for in accordance with ASC Topic 606 and constitutes a contract with a customer. All revenue related to the $1.0 million upfront payment was recognized as of the second quarter of 2019 and no future material performance obligations are due. Regulatory and commercialization milestones were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. Consideration related to sales-based milestones and royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable and that we have no remaining performance obligations, as such sales were determined to relate predominantly to the license granted to Lee’s (HK) and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

In March 2020, we entered into the Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) had agreed to provide financing for the development of AEROSURF. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020. Pursuant to the PF Agreement, Lee’s (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. In partial satisfaction of our obligations under the PF Agreement, we agreed to pay Lee’s (HK) 50% of any Commercialization Net Revenues (as defined in the PF Agreement) up to an amount that is equal to 125% of the Project Expenses (as defined in the PF Agreement) funded by Lee’s (HK). On November 12, 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement. Thereafter, we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its cost. Lee’s (HK) will fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement.

To repay the funds provided under the terms of the PF Agreement, until such time as we have repaid 125% of the amounts funded by Lee’s (HK) for the development of AEROSURF, we will pay to Lee’s (HK) 50% of all revenue amounts and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio, excluding (i) payments for bona fide research and development services; (ii) reimbursement of patent expenses and (iii) all amounts paid to us under the Asia License Agreement, minus certain deductions and certain reductions for any payments made by us with respect to third party intellectual property not previously funded by Lee’s (HK).

As of December 31, 2020, the liability balance related to the payments under the PF Agreement was $2.8 million and is recorded in other liabilities.

We have determined that the Term Sheet and the PF Agreement are within the scope of ASC 730-20, Research and Development Arrangements, or ASC 730-20. We concluded that there has not been a substantive and genuine transfer of risk related to the Term Sheet or the PF Agreement as there is a presumption that we are obligated to repay Lee’s (HK) based on the significant related party relationship that exists at the time the parties entered into the Term Sheet and the PF Agreement, including Lee’s (HK)'s approximate 29% ownership of the outstanding shares of our common stock as of December 31, 2020.

We have determined that the appropriate accounting treatment under ASC 730-20 is to record the proceeds received from Lee’s (HK) as cash and cash equivalents, as we have the ability to direct the usage of funds, and a long-term liability on our consolidated balance sheet when received. The liability will remain on the balance sheet until we repay such amounts as a result of any revenues and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio.

We have also determined that the Term Sheet and the PF Agreement are not in their entirety a derivative under the scope of ASC 815, due to the scope exception under ASC 815-10-15-59, nor are there any embedded derivatives that require separate accounting.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Philip Morris USA Inc. and Philip Morris Products S.A.

Under license agreements with Philip Morris USA Inc., or PMUSA, and Philip Morris Products S.A., or PMPSA, we hold exclusive worldwide licenses to the ADS technology for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, the Exclusive Field), and an exclusive license in the US for use with certain non-surfactant drugs to treat specified respiratory indications in humans in designated hospital settings. We generally are obligated to pay royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field (as defined in the license agreements) in the territories, including sales of aerosol devices that are not based on the ADS technology (unless we exercise our right to terminate the license with respect to a specific indication). We also agreed to pay minimum royalties quarterly beginning in 2014 but are entitled to a reduction of future royalties in an amount equal to the excess of any minimum royalty paid over royalties actually earned in prior periods. For 2020 and 2019, we paid the minimum royalty of $400,000 to each of PMUSA and to PMPSA.

Johnson & Johnson and Ortho Pharmaceutical Corporation

We, Johnson & Johnson, or J&J, and its wholly owned subsidiary, Ortho Pharmaceutical Corporation, are parties to a license agreement granting to us an exclusive worldwide license to the J&J KL4 surfactant technology. Under the license agreement, we are obligated to pay fees of up to $2.5 million in the aggregate upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for certain designated products. We have paid $1.0 million to date for milestones that have been achieved including a $0.5 million milestone payment in 2012 that became due as a result of the FDA’s approval of SURFAXIN. In addition, the license agreement requires that we make royalty payments at different rates, depending upon type of revenue and country, in amounts in the range of a high single-digit percent of net sales (as defined in the license agreement) of licensed products sold by us or sublicensees, or, if greater, a percentage of royalty income from sublicensees in the low double digits.

Laboratorios del Dr. Esteve, S.A.

We have a strategic alliance with Laboratorios del Dr. Esteve, S.A., or Esteve, for the development, marketing and sales of a broad portfolio of potential KL4 surfactant products in Andorra, Greece, Italy, Portugal, and Spain. Antonio Esteve, Ph.D., a principal of Esteve, served as a member of our Board of Directors from May 2002 until January 2013. Esteve will pay us a transfer price on sales of our KL4 surfactant products. We will be responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the territory. Esteve is obligated to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to phase 3 clinical trials for the covered products by conducting and funding development performed in the territory. As part of a 2004 restructuring in which Esteve returned certain rights to us in certain territories, or the Former Esteve Territories, we agreed to pay Esteve 10% of any cash up front and milestone fees (up to a maximum aggregate of $20.0 million) that we receive in connection with any strategic collaborations for the development and/or commercialization of certain of our KL4 surfactant products in the Former Esteve Territories.

Universita degli Studi di Milano-Bicocca

Effective April 13, 2015, CVie Therapeutics, entered into an Agreement for Scientific Collaboration with the Universita degli Studi di Milano-Bicocca, or Bicocca, in Milan, Italy, focused on defining the role of SERCA2a and phospholamban, or PLN, in modulating cardiac contraction, and discovering new small molecules to modulate SERCA2a activity or new drugs for treating chronic and acute human heart failure. The term of the collaboration agreement would have expired after three years but was extended for approximately an additional year, with option for further renewal.

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

On March 19, 2021, we entered into an Agreement for Scientific Collaboration, or the New SERCA2a Agreement, with Bicocca, which extends our collaboration. The New SERCA2a Agreement amends and restates the recently expired terms of the prior collaboration agreement. Under the New SERCA2a Agreement, we will provide Bicocca with approximately € 0.2 million (approximately $0.2 million) for research activities and to cover laboratory space and operation costs. Results obtained from the collaboration will be jointly owned by the parties. However, Bicocca will assign to us its interest in patent applications and patents covering any new SERCA2a compounds and diagnostic products suitable for further clinical development. We have agreed to pay Bicocca (corresponding to stage of development): (i) € 25,000 (approximately $30,000) for execution of an assignment to the Company of Bicocca’s interest in the patent at issue, (ii) € 75,000 (approximately $90,000) for new SERCA2a compounds developed up to phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in isolated cells and (iii) € 1.5 million (approximately $1.8 million) upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products.

Note 15 - Related Party Transactions

Lee’s Pharmaceutical Holdings Limited

As of December 31, 2020 and 2019, Lee’s beneficial ownership of our issued and outstanding shares of common stock was 29% and 35%, respectively.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

We entered into the following transactions with Lee’s during 2020 and 2019:

●

In March 2020, we entered into the Term Sheet, with Lee’s (HK), pursuant to which Lee’s (HK) had agreed to provide financing for the development of AEROSURF. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, under which we received payments of $2.8 million in 2020. As of December 31, 2020, the liability balance related to the $2.8 million in payments is recorded in other liabilities. The liability will remain on the balance sheet until we repay such amounts as a result of any revenues and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio. Lee’s (HK) will fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement (see, Note 14 - Collaboration, Licensing and Research Funding Agreements - Lee’s Pharmaceutical (HK) Ltd.);

●	Our $2.4 million bank credit facility is guaranteed by Lee’s (see, Note 10 - Loans Payable);

●	We incurred $0.2 million in research and development expenses for services provided by a Lee’s affiliate to our wholly owned subsidiary, CVie Therapeutics, or CVie, during each of 2020 and 2019;

●	We incurred $0.2 million in interest expense in 2019 related to loan agreements between our wholly owned subsidiary, CVie, and an affiliate of Lee’s (see, Note 10 - Loans Payable - 2018 LPH II Loans);

●	As of December 31, 2019, we had approximately $0.5 million in accounts payable due to Lee’s for services provided by a Lee’s affiliate to our wholly owned subsidiary, CVie; and, as of December 31, 2019 we had $0.8 million due from Lee’s for purchases of KL4 surfactant raw materials that we purchased from our supplier on behalf of Lee’s;

●	In October 2019, we entered into a loan agreement with an affiliate of Lee’s and in December 2019, as part of the December 2019 Private Placement Financing, we converted $2.95 million of existing loan payable obligations to the Lee’s affiliate on the same economic terms as those of the other investors (see, Note 10 - Loans Payable - 2019 LPH II Loans and see, Note 12 - Stockholders’ Equity - December 2019 Private Placement Financing); and

●	In December 2019, an affiliate of Lee’s was an investor of $2.0 million in the December 2019 Private Placement Financing (see, Note 12 - Stockholders’ Equity - December 2019 Private Placement Financing).

Panacea Venture

James Huang, who in connection with the CVie Acquisition in December 2018 was appointed as a director and Chairman of our Board, is a founding and Managing Partner to Panacea Venture, or Panacea.

During 2020 and 2019, we entered into the following transactions with Panacea:

●	In May 2020, Panacea was an investor of $2.0 million in the May 2020 Offering (see, Note 12 - Stockholders’ Equity - May 2020 Public Offering);

●	In December 2019, Panacea was an investor of $5.0 million in the December 2019 Private Placement Financing (see, Note 12 - Stockholders’ Equity - December 2019 Private Placement Financing); and

●	In December 2019, we issued 32,143 shares of our common stock to Rui Jin (HK) Consulting Management Company Limited, an affiliate of Panacea, for services rendered.

As of December 31, 2020 and 2019, Panacea’s beneficial ownership of our issued and outstanding shares of common stock was 14% and 15%, respectively.

Note 16 - Commitments

We have no commitments other than the minimum lease payments commitment as disclosed in Note 19 - Leases.

Note 17 - Litigation

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

Note 18 - Income Taxes

Since our inception, we have never recorded a provision or benefit for federal and state income taxes.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The reconciliation of the income tax benefit computed at the federal statutory rates to our recorded tax benefit for the years ended December 31, 2020 and 2019 is as follows:

	December 31,
(in thousands)	2020	2019

Income tax benefit, statutory rates	$(6,837)	$(5,770)
State taxes on income, net of federal benefit	(125)	(1,182)
Net operating loss expirations	1,835	-
Research and development tax credit	(1,213)	(934)
Foreign rate differential	22	22
Employee related and other	193	1,983
Interest related	34	79
Income tax expense / (benefit), statutory rates	(6,091)	(5,802)
Valuation allowance	6,091	5,802
Income tax benefit, net	$-	$-

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, at December 31, 2020 and 2019, are as follows:

	December 31,
(in thousands)	2020	2019

Long-term deferred assets:
Net operating loss carryforwards (federal and state)	$183,793	$180,979
Research and development tax credit	18,632	17,599
Compensation expense on stock	3,525	2,142
Other accrued	1,811	934
Depreciation	112	128
Total long-term deferred tax assets	207,873	201,782
Long-term deferred liabilities:
IPR&D	(16,778)	(15,419)
Total long-term deferred tax liabilities	(16,778)	(15,419)
Valuation allowance	(207,873)	(201,782)
Deferred tax liabilities, net	$(16,778)	$(15,419)

We are in a net deferred tax liability position at December 31, 2020 and 2019. Because we have never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured. It is our policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. There was neither interest nor penalties accrued as of December 31, 2020 and 2019, nor were any incurred in 2020 or 2019.

At December 31, 2020 and 2019, we had available carryforward net operating losses for federal tax purposes of $631.9 million and $618.9 million, respectively, research and development tax credit carryforward of $17.2 million and $16.9 million, respectively and orphan drug tax credit carryforwards of $1.4 million and $0.1 million, respectively. Of the of $631.9 million of federal net operating loss carryforwards, $48.9 million can be carried forward indefinitely. The remaining Federal net operating loss, research and development tax credit carryforwards and orphan drug credit carryforward will continue to expire through 2039.

At December 31, 2020 and 2019, we had available carryforward losses of approximately $585.3 million and $597.1 million, respectively, for state tax purposes. Of the $585.3 million state tax carryforward losses, $582.2 million is associated with the state of Pennsylvania, with the remainder associated with the other three (3) states within which we have established tax nexus.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2020 and 2019, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2020 and 2019.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

Utilization of net operating loss, or NOL, and research and development, or R&D, credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There also could be additional ownership changes in the future, which may result in additional limitations in the utilization of the carryforward NOLs and credits.

A full valuation allowance has been provided against our deferred tax assets and, if a future assessment requires an adjustment, an adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 19 - Leases

Our operating leases consist primarily of facility leases for our operations in Warrington, Pennsylvania and Taipei, Taiwan.

We maintain our corporate headquarters and operations in Warrington, Pennsylvania. The facility serves as the main operating facility for drug and device development, regulatory, analytical technical services, research and development, and administration. We also maintain offices in Taipei, Taiwan where we perform certain manufacturing development and preclinical activities related to our cardiovascular drug product candidates.

In April 2019, we terminated our Taipei Taiwan lease and entered into a new lease to reduce the leased space from 2,635 square feet to 1,317 square feet. In January 2021, we entered into a lease amendment to extend the term of our Warrington, Pennsylvania lease for a period of five years commencing on March 1, 2022 and expiring on February 28, 2027. The total aggregate base rental payments related to the lease amendment are approximately $3.4 million.

Throughout the term of our leases, we are responsible for paying certain variable lease costs, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019

Operating lease cost	$826	$889
Variable lease cost	29	22
Total lease cost	$855	$911

Other Information
Operating cash flows used for operating leases	$895	$951
Operating lease liabilities arising from obtaining right-of-use assets	$249	$364
Weighted average remaining lease term (in years)	1.3	2.2
Weighted average incremental borrowing rate	9.00%	9.00%

Future minimum lease payments under our non-cancelable operating leases as of December 31, 2020, are as follows:

(in thousands)	December 31, 2020

2021	$855
2022	184
2023	24
Total lease payments	1,063
Less imputed interest	(57)
Total operating lease liabilities at December 31, 2020	$1,006

Note 20 - Subsequent Event

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to the public offering, or the Offering, of 9,230,500 shares of our common stock, or the Common Stock, and warrants to purchase 9,230,500 shares of our Common Stock, or the Warrants. The shares of Common Stock and Warrants were sold together as a fixed combination, consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, but are immediately separable and were issued separately in the offering. Each Warrant is exercisable to purchase one share of Common Stock at a price of $3.60 per share and expires five years from the date of issuance. The Company does not plan to apply to list the Warrants on The Nasdaq Capital Market, any other national securities exchange or any other nationally recognized trading system.

The closing of the Offering occurred on March 25, 2021. The combined price to the public in the Offering for each share of Common Stock and accompanying Warrant was $3.25 resulting in gross proceeds of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the Warrants issued pursuant to this Offering, the net proceeds to the Company are expected to be approximately $27.3 million.