Form 10-Q
period 2021-03-31
WINDTREE THERAPEUTICS INC /DE/
filed 2021-05-13
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 12, 2021, there were 26,257,065 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

●

our ability to secure electronically stored work product, including clinical data, analyses, research, communications and other materials necessary to gain regulatory approval of our product candidates, including those acquired from third parties, and assure the integrity, proper functionality and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption; and

●	the potential impairment of our intangible assets and goodwill on our condensed consolidated balance sheet, which could lead to material impairment charges in the future.

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

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$38,490	$16,930
Prepaid expenses and other current assets	851	1,188
Total current assets	39,341	18,118

Property and equipment, net	879	924
Restricted cash	154	154
Operating lease right-of-use assets	2,747	917
Intangible assets	77,090	77,090
Goodwill	15,682	15,682
Total assets	$135,893	$112,885

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$939	$1,161
Accrued expenses	3,744	3,813
Operating lease liabilities - current portion	392	805
Loans payable - current portion	2,409	352
Total current liabilities	7,484	6,131

Operating lease liabilities - non-current portion	2,438	201
Loans payable - non-current portion	-	2,423
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	2,800	2,800
Deferred tax liabilities	16,683	16,778
Total liabilities	44,405	43,333

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2021 and December 31, 2020; 26,257,089 and 16,921,506 shares issued at March 31, 2021 and December 31, 2020, respectively; 26,257,065 and 16,921,482 shares outstanding at March 31, 2021 and December 31, 2020, respectively	26	17
Additional paid-in capital	821,165	790,277
Accumulated deficit	(726,649)	(717,688)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders’ equity	91,488	69,552
Total liabilities & stockholders’ equity	$135,893	$112,885

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020

Expenses:
Research and development	$4,410	$3,461
General and administrative	4,669	3,242
Total operating expenses	9,079	6,703
Operating loss	(9,079)	(6,703)

Other (expense) income:
Interest income	50	89
Interest expense	(41)	(44)
Other income, net	109	124
Total other (expense) income, net	118	169

Net loss	$(8,961)	$(6,534)

Net loss per common share
Basic and diluted	$(0.51)	$(0.48)

Weighted average number of common shares outstanding
Basic and diluted	17,695	13,697

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2019	13,697	$14	$763,097	$(685,122)	-	$(3,054)	$74,935
Net loss				(6,534)			(6,534)
Stock-based compensation expense			1,689				1,689
Balance - March 31, 2020	13,697	$14	$764,786	$(691,656)	-	$(3,054)	$70,090

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2020	16,922	$17	$790,277	$(717,688)	-	$(3,054)	$69,552
Net loss				(8,961)			(8,961)
Stock-based compensation expense			2,443				2,443
Issuance of common stock, ATM Program	105	-	570				570
Issuance of common stock warrants, equity consideration for service agreement			494				494
Issuance of common stock and common stock warrants, net of issuance costs	9,230	9	27,381				27,390
Balance - March 31, 2021	26,257	$26	$821,165	$(726,649)	-	$(3,054)	$91,488

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,961)	$(6,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	42
Amortization of debt discount	-	3
Stock-based compensation	2,443	1,689
Non-cash lease expense	170	177
Non-cash expense related to equity consideration for a service agreement	494	-
Unrealized gain on foreign exchange rate changes	(109)	-
Changes in:
Prepaid expenses and other current assets	337	(16)
Accounts payable	(222)	(307)
Collaboration and device development payable	-	(108)
Accrued expenses	(69)	(238)
Operating lease liabilities	(176)	(190)
Net cash used in operating activities	(6,048)	(5,482)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	27,390	-
Proceeds from the ATM Program, net of expenses	570	-
Principal payments on loans payable	(352)	(199)
Net cash provided by (used in) financing activities	27,608	(199)
Effect of exchange rate changes on cash and cash equivalents	-	(98)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,560	(5,779)
Cash, cash equivalents, and restricted cash - beginning of period	17,084	22,732
Cash, cash equivalents, and restricted cash - end of period	$38,644	$16,953

Operating lease liabilities arising from obtaining right-of-use assets	$2,000	$-

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

Our lead pulmonary product candidate is our proprietary lyophilized KL4 surfactant (lucinactant), which we believe may potentially support a product pipeline, alone or in combination with our proprietary Aerosol Delivery System, or ADS, technology, to address a broad range of serious respiratory conditions in children and adults. We are developing KL4 surfactant to be delivered either as a liquid instillate or noninvasively as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for a small phase 2 pilot study to assess the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and acute respiratory distress syndrome, or ARDS, resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, with results expected in the third quarter of 2021. Our aerosolized product candidate, AEROSURF® (lucinactant for inhalation), is a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), has agreed to fund and conduct a phase 2b clinical bridging study for AEROSURF in Asia, referred to as the phase 2b bridging study, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. Accordingly, we have suspended our AEROSURF clinical activities and ceased enrollment in the phase 2b bridging study being conducted in the European Union. To support the future development of AEROSURF and our lyophilized KL4 surfactant liquid instillate in markets outside of Asia, including the United States, or U.S., we are pursuing one or more licensing transactions, collaboration arrangements or other strategic opportunities.

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

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission, or the SEC, on March 29, 2021, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Note 2 - Basis of Presentation

These interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. There have been no changes to our significant accounting policies since December 31, 2020. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 3 - Liquidity Risks and Management’s Plans

As of March 31, 2021, we had cash and cash equivalents of $38.5 million and current liabilities of $7.5 million.

On March 25, 2021, we completed a registered public offering, or the March 2021 Offering, of 9,230,500 shares of our common stock and warrants to purchase 9,230,500 shares of our common stock, at a combined price of $3.25 resulting in net proceeds of $27.4 million (see, Note 8 - Stockholders’ Equity).

We also have an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. As of March 31, 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 8 - Stockholders’ Equity).

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

We have incurred net losses since inception. Our net loss was $9.0 million and $6.5 million, respectively, for the three-month periods ended March 31, 2021 and 2020. We expect to continue to incur operating losses for at least the next several years. As of March 31, 2021, we had an accumulated deficit of $726.6 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We believe that our cash and cash equivalents as of the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 are sufficient to fund operations through at least the next 12 months. In the future, we will need to raise additional capital to continue funding our development activities and operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

Note 4 - Summary of Significant Accounting Policies

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

When performing the quantitative impairment assessment for our indefinite-lived IPR&D intangible assets, we estimate the fair values of the assets using the multi-period excess earnings method, or MPEEM. MPEEM is a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D assets, (ii) the long-term growth rate, (iii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iv) the tax rate, which considers geographic diversity of the projected cash flows. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions which could result in future impairment charges related to our indefinite-lived intangible asset balances.

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets as of December 1, 2020, we concluded that the assets were not impaired, and no subsequent events or changes in circumstances have occurred indicating the intangible assets are more likely than not impaired. With respect to IPR&D related to our rostafuroxin drug candidate, we are evaluating possible out-licensing arrangements and anticipate securing an agreement in 2021. However, if we are unable to secure an out-licensing agreement during 2021, or if we secure an agreement for an amount less than anticipated, there is a risk for impairment of this intangible asset in the near term.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. When conducting our annual impairment test of goodwill as of December 1, 2020, we elected to perform a quantitative assessment. Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2020, we determined the fair value of our reporting unit based upon the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium. Based on the quantitative test performed, the fair value of our reporting unit exceeded its carrying value and no impairment loss was recognized as of December 31, 2020.

Goodwill is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. For example, a significant decline in our share price and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying amount, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in our closing share price following the March 2021 Offering, which was completed on March 25, 2021, due to both market conditions and the dilution of our common stock as a result of the March 2021 Offering. While this trend began prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 29, 2021, we believe that the March 2021 Offering priced at $3.25 per unit corroborated the results of our quantitative analysis of goodwill as of December 1, 2020. However, if our share price does not improve during the remainder of the second quarter, our reporting unit is at risk for future impairment in the near term.

The following table represents identifiable intangible assets as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020

Rostafuroxin drug candidate	$54,750	$54,750
Istaroxime drug candidate	22,340	22,340
Intangible assets	77,090	77,090

Goodwill	$15,682	$15,682

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense) income, net. Foreign currency transactions resulted in gains of approximately $0.1 million and $0.2 million, respectively, for the three-month periods ended March 31, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including intangible assets and goodwill, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are held at domestic and foreign financial institutions and consist of liquid investments, money market funds, and U.S. Treasury notes with a maturity from date of purchase of 90 days or less that are readily convertible into cash.

Severance

In July 2020, we entered into separation agreements with two executives, which provide that the former employees are entitled to receive: (i) a severance amount equal to the sum of their respective base salaries then in effect and their respective annual target bonus amounts, payable in equal installments through August 2021 and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus of other contract executives for the year 2020, prorated for the number of days of their respective employment during 2020, and payable at the time that other contract executives are paid bonuses with respect to 2020. The severance amount related to the departure of these executives is approximately $0.9 million, was accrued at the date of the separations, and will be paid ratably through August 2021. During the three months ended March 31, 2021, $0.2 million was paid and $0.3 million remains accrued.

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (see, Note 7 - Restructured Debt Liability), we have established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or the Exchange and Termination Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

Research and Development

We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. Indirect research and development expenses include personnel, facilities, manufacturing and quality operations, pharmaceutical and device development, research, regulatory, and medical affairs. Research and development costs are charged to operations as incurred in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 730, Research and Development.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of March 31, 2021 and 2020, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 19.9 million and 6.5 million shares, respectively. For the three months ended March 31, 2021 and 2020, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

We do not have any components of other comprehensive (loss) income.

COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business, operations, including its potential impact on our clinical development plans and timelines, and financial condition. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The potentially extended timelines may force us to expend more of our capital resources than planned to achieve our projected milestones. For example, certain of our ongoing clinical trials, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients, have experienced delays. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, information about any regional resurgences in one or more markets where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more markets where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2021.

We are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities as of the date of issuance of these interim unaudited condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

Note 5 - Fair Value of Financial Instruments

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31,
(in thousands)	2021	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$32,077	$32,077	$-	$-
U.S. Treasury notes	3,029	3,029	-	-
Total Assets	$35,106	$35,106	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2020	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$6,518	6,518	$-	$-
U.S. Treasury notes	9,101	9,101	-	-
Total Assets	$15,619	$15,619	$-	$-

Note 6 - Loans Payable - Current and Non-Current Portions

O-Bank Co., Ltd. Credit Facility

In September 2016, CVie Therapeutics Limited entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility is guaranteed by Lee’s Pharmaceutical Holdings Limited, or Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, was determined based on the 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

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

As of March 31, 2021 and December 31, 2020, the outstanding principal of the O-Bank Facility was approximately $2.4 million. As of March 31, 2021, the outstanding principal is classified as loans payable - current portion as it is due within one year of the balance sheet date. As of December 31, 2020, the outstanding principal was classified as loans payable - non-current portion.

Loan Payable to Bank Direct Capital Finance

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 were due monthly from July 2020 through March 2021. As of December 31, 2020, the outstanding principal of the loan was $0.4 million. The balance of the loan was repaid during the first quarter of 2021 and there was no outstanding balance on the loan as of March 31, 2021.

Note 7 - Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P., or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 8,333 shares of our common stock at an exercise price of $2,360.40 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 23,703 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see, Note 4 - Summary of Significant Accounting Policies). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of March 31, 2021 and December 31, 2020, the restructured debt liability balance was $15.0 million.

Note 8 - Stockholders’ Equity

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to the March 2021 Offering, for an aggregate of 9,230,500 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants are immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

The closing of the March 2021 Offering occurred on March 25, 2021. The offering price to the public was $3.25 per unit resulting in gross proceeds of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the March 2021 Warrants issued pursuant to the March 2021 Offering, the net proceeds to us were approximately $27.4 million.

We have determined that the appropriate accounting treatment under ASC 480, Distinguishing Liabilities from Equity, or ASC 480, is to classify the common stock and the March 2021 Warrants issued in the March 2021 Offering as equity. We have also determined that the March 2021 Warrants are not in their entirety a derivative under the scope of ASC 815, Derivatives and Hedging, or ASC 815, due to the scope exception under ASC 815-10-15-74, nor are there any material embedded derivatives that require separate accounting. We allocated the net proceeds from the March 2021 Offering based on the relative fair value of the common stock and the March 2021 Warrants.

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

As of March 31, 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million.

Note 9 - Stock Options and Stock-Based Employee Compensation

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2021	1,903	$15.57
Granted	1,339	5.46
Forfeited or expired	(2)	11.85
Outstanding at March 31, 2021	3,240	$11.39	8.6

Vested and exercisable at March 31, 2021	1,353	$17.19	7.5

Vested and expected to vest at March 31, 2021	3,020	$11.50	8.5

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020

Research and development	$939	$714
General and administrative	1,504	975
Total	$2,443	$1,689

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

Three Months Ended
March 31, 2021

Weighted average expected volatility	105%
Weighted average expected term (in years)	6.6
Weighted average risk-free interest rate	0.48%
Expected dividends	-

Note 10 - Collaboration, Licensing and Research Funding Agreements

In March 2020, we entered into the Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) provided financing for the development of AEROSURF. In August 2020, we entered into a Project Financing Agreement with Lee’s (HK), the PF Agreement, formalizing the terms of the Term Sheet, and under which we have received payments totaling $2.8 million through October 2020. In November 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement. Thereafter, we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its cost. Lee’s (HK) has agreed to fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement.

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

As of March 31, 2021, the liability balance related to the payments under the PF Agreement was $2.8 million and is recorded in other liabilities.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the Forward-Looking Statements section, any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission, or SEC, on March 29, 2021, and our other filings with the SEC and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis, or MD&A, is provided as a supplement to the accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) to help provide an understanding of our financial condition and changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) and our Annual Report on Form 10-K for the year ended December 31, 2020. Unless otherwise specified, references to Notes in this MD&A shall refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

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

Our lead pulmonary product candidate is our proprietary lyophilized KL4 surfactant (lucinactant), which we believe may potentially support a product pipeline, alone or in combination with our proprietary Aerosol Delivery System, or ADS, technology, to address a broad range of serious respiratory conditions in children and adults. We are developing KL4 surfactant to be delivered either as a liquid instillate or noninvasively as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for a small phase 2 pilot study to assess the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and acute respiratory distress syndrome, or ARDS, resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, with results expected in the third quarter of 2021. Our aerosolized product candidate, AEROSURF® (lucinactant for inhalation), is a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), has agreed to fund and conduct a phase 2b clinical bridging study for AEROSURF in Asia, referred to as the phase 2b bridging study, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. Accordingly, we have suspended our AEROSURF clinical activities and ceased enrollment in the phase 2b bridging study being conducted in the European Union. To support the future development of AEROSURF and our lyophilized KL4 surfactant liquid instillate in markets outside of Asia, including the United States, or U.S., we are pursuing one or more licensing transactions, collaboration arrangements or other strategic opportunities.

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

We have incurred operating losses since our incorporation on November 6, 1992. For the three-month periods ended March 31, 2021 and 2020, we had operating losses of $9.1 million and $6.7 million, respectively. As of March 31, 2021, we had an accumulated deficit of $726.6 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

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

Business and Program Updates

The reader is referred to, and encouraged to read in its entirety, Item 1 – Business in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 29, 2021, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Istaroxime (Early Cardiogenic Shock)

In September 2020, we initiated a small phase 2 clinical study of istaroxime for the acute treatment of early cardiogenic shock in heart failure patients with a more severe case of heart failure to evaluate the potential to improve blood pressure and organ perfusion. The study also will evaluate the safety and side effect profile of istaroxime in this patient population. We expect data to be available in the second half of 2021. With the current global COVID-19 pandemic, however, and its disruptive effect on hospital resources, including intensive care units, where this study is being conducted, and availability of services and professional staff, we have experienced delays in our site-set-up activities and anticipate that we may have continuing delays that could affect our clinical timelines and milestones.

Istaroxime (AHF)

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

Rostafuroxin

Rostafuroxin has been studied in three phase 2 clinical trials assessing reduction in blood pressure in a hypertensive population selected in accordance with the specified genetic profile. After positive phase 2a results, a phase 2b study was initiated. In this most recent phase 2b clinical trial, rostafuroxin demonstrated efficacy in Caucasian patients but not in Chinese patients. We are nearing the end of a process to test the industry’s interest in investing in new drugs in this market and are pursuing potential licensing transactions and/or other strategic opportunities.

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

Lyophilized KL4 Surfactant (COVID-19 related Lung Injury)

In September 2020, the FDA accepted our IND application for a phase 2 clinical trial to assess the impact of our lyophilized KL4 surfactant on key respiratory parameters in ventilated COVID-19 patients. This small pilot study is designed to evaluate changes in physiological parameters in patients who are intubated and mechanically ventilated for COVID-19 associated lung injury and ARDS. The study will evaluate the dosing regimen, tolerability, and functional changes in gas exchange and lung compliance after KL4 surfactant administration. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, from four to five U.S. sites, with data expected in the third quarter of 2021.

AEROSURF (lucinactant for inhalation)

We are supporting, and plan to continue to support, Lee’s (HK) efforts to plan, fund and initiate in Asia the phase 2b bridging study needed to advance AEROSURF to phase 3 clinical trials. With termination of the Project Financing Agreement, we ceased enrollment in our phase 2b bridging study at the EU clinical sites and are preparing to transfer AEROSURF development activities to Lee’s (HK) to be implemented under the terms of our Asia License Agreement. Our decision to cease enrollment and transfer the AEROSURF development activities to Lee’s (HK) in Asia was not related to any communications between ourselves and the FDA or the EU regulatory authorities and was not based on any underlying safety or efficacy concern, but rather compelled by our desire to preserve our limited capital to focus on acute cardiovascular and other KL4 surfactant programs, primarily treatment of lung injury in patients with COVID-19.

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

Impact of COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business, operations, including its potential impact on our clinical development plans and timelines, and financial condition. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The potentially extended timelines may force us to expend more of our capital resources than planned to achieve our projected milestones. For example, certain of our ongoing clinical trials, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients, have experienced delays. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, information about any regional resurgences in one or more markets where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or other facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of governments reopening activities and the economic impact on local, regional, national, and international markets. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more markets where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2021.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2020. For a discussion of our accounting policies, see, Note 4 - Summary of Significant Accounting Policies and, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, Note 4 – Accounting Policies and Recent Accounting Pronouncements. Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

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

When performing the quantitative impairment assessment for our indefinite-lived IPR&D intangible assets, we estimate the fair values of the assets using the multi-period excess earnings method, or MPEEM. MPEEM is a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D assets, (ii) the long-term growth rate, (iii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iv) the tax rate, which considers geographic diversity of the projected cash flows. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions which could result in future impairment charges related to our indefinite-lived intangible asset balances.

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets as of December 1, 2020, we concluded that the assets were not impaired, and no subsequent events or changes in circumstances have occurred indicating the intangible assets are more likely than not impaired. With respect to IPR&D related to our rostafuroxin drug candidate, we are evaluating possible out-licensing arrangements and anticipate securing an agreement in 2021. However, if we are unable to secure an out-licensing agreement during 2021, or if we secure an agreement for an amount less than anticipated, there is a risk for impairment of this intangible asset in the near term.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. When conducting our annual impairment test of goodwill as of December 1, 2020, we elected to perform a quantitative assessment. Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying amount exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2020, we determined the fair value of our reporting unit based upon the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium. Based on the quantitative test performed, the fair value of our reporting unit exceeded its carrying value and no impairment loss was recognized as of December 31, 2020.

Goodwill is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. For example, a significant decline in our share price and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying amount, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in our closing share price following a registered public offering, or the March 2021 Offering, which was completed on March 25, 2021, due to both market conditions and the dilution of our common stock as a result of the March 2021 Offering. While this trend began prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 29, 2021, we believe that the March 2021 Offering priced at $3.25 per unit corroborated the results of our quantitative analysis of goodwill as of December 1, 2020. However, if our share price does not improve during the remainder of the second quarter, our reporting unit is at risk for future impairment in the near term.

The following table represents identifiable intangible assets as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020

Rostafuroxin drug candidate	$54,750	$54,750
Istaroxime drug candidate	22,340	22,340
Intangible assets	77,090	77,090

Goodwill	$15,682	$15,682

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended March 31, 2021 and 2020 was $9.1 million and $6.7 million, respectively. The increase in operating loss from 2020 to 2021 was due to a $2.4 million increase in operating expenses, which includes a $0.8 million increase in non-cash stock compensation expense and $0.5 million of non-cash expense related to equity consideration for a financial advisory service agreement.

The net loss for the three months ended March 31, 2021 and 2020 was $9.0 million and $6.5 million, respectively.

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

Research and development expenses are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Istaroxime - early cardiogenic shock	$506	$170
KL4 surfactant	244	331
Istaroxime - AHF	499	174
Preclinical studies	-	4
Total direct clinical and preclinical programs	1,249	679

Product development and manufacturing	1,087	1,064
Clinical, medical and regulatory operations	2,074	1,718
Total research and development expenses	$4,410	$3,461

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $1.0 million and $0.7 million, respectively, for the three months ended March 31, 2021 and 2020.

Direct Clinical and Preclinical Development Programs

Direct clinical and preclinical development programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical device and drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies and other preclinical studies.

Direct clinical and preclinical development programs expenses increased $0.6 million for the three months ended March 31, 2021 compared to the same period in 2020 due to ongoing clinical studies of istaroxime for early cardiogenic shock and our continued development of istaroxime for AHF.

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

Product development and manufacturing expenses were comparable for the three months ended March 31, 2021 and 2020.

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

Clinical, medical and regulatory operations expenses increased $0.4 million for the three months ended March 31, 2021 compared to the same period in 2020 due to an increase of $0.3 million in personnel costs and an increase of $0.1 million in non-cash, stock compensation expense.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2021	2020

General and administrative expenses	$4,669	$3,242

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses increased $1.4 million for the three months ended March 31, 2021 compared to the same period in 2020 due to (i) an increase of $1.0 million in professional fees and insurance, including $0.5 million of non-cash expense related to equity consideration for a financial advisory service agreement; (ii) an increase of $0.5 million in non-cash, stock compensation expense; partially offset by (iii) a decrease of $0.1 million in personnel costs.

Other (Expense) Income, Net

	Three Months Ended March 31,
(in thousands)	2021	2020

Interest income	$50	$89
Interest expense	(41)	(44)
Other income, net	109	124
Total other (expense) income, net	$118	$169

Interest income relates to interest on our money market account and U.S. Treasury notes.

For the three months ended March 31, 2021 and 2020, interest expense consists of interest expense associated with loans payable and for the three months ended March 31, 2020 also includes interest expense related to collaboration and device development payables.

For the three months ended March 31, 2021 and 2020, other income, net primarily consists of $0.1 million and $0.2 million, respectively, in gains on foreign currency translation, partially offset by $38,000 in realized losses on U.S. Treasury notes for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash and cash equivalents of $38.5 million and current liabilities of $7.5 million.

On March 25, 2021, we completed a registered public offering of 9,230,500 shares of our common stock and warrants to purchase 9,230,500 shares of our common stock, at a combined price of $3.25 resulting in net proceeds of $27.4 million (see, Note 8 - Stockholders’ Equity).

We also have an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. As of March 31, 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 8 - Stockholders’ Equity).

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

We have incurred net losses since inception. Our net loss was $9.0 million and $6.5 million, respectively, for the three-month periods ended March 31, 2021 and 2020. We expect to continue to incur operating losses for at least the next several years. As of March 31, 2021, we had an accumulated deficit of $726.6 million. Our future success is dependent on our ability to identify and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We believe that our cash and cash equivalents as of the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 are sufficient to fund operations through at least the next 12 months. In the future, we will need to raise additional capital to continue funding our development activities and operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

Cash Flows

Cash flows for the three months ended March 31, 2021 consist of $6.0 million of net cash used in operating activities and $27.6 million of net cash provided by financing activities. Cash flows for the three months ended March 31, 2020 consist of $5.5 million of net cash used in operating activities and $0.2 million of net cash used in financing activities.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $6.0 million and $5.5 million, respectively. Net cash used in operating activities is a result of our net losses for the period, adjusted for non-cash items and changes in working capital. The increase in net cash used in operating activities from 2020 to 2021 is primarily due to a $2.4 million increase in operating expenses and $0.1 million in changes in working capital, partially offset by $3.0 million of non-cash items for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $27.6 million and includes the following: (i) $27.4 million in net proceeds from the March 2021 public offering; (ii) $0.6 million in proceeds from the ATM Program, net of expenses; partially offset by (iii) $0.4 million of principal payments on loans payable. Net cash used in financing activities for the three months ended March 31, 2020 was $0.2 million and represents principal payments on loans payable.

The following sections provide a more detailed discussion of our available financing facilities.

O-Bank Co., Ltd. Credit Facility

In September 2016, CVie Therapeutics Limited entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility is guaranteed by Lee’s Pharmaceutical Holdings Limited, or Lee’s, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, was determined based on the 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

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

As of March 31, 2021 and December 31, 2020, the outstanding principal of the O-Bank Facility was approximately $2.4 million. As of March 31, 2021, the outstanding principal is classified as loans payable - current portion as it is due within one year of the balance sheet date. As of December 31, 2020, the outstanding principal was classified as loans payable - non-current portion.

Loan Payable to Bank Direct Capital Finance

In June 2020, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 4.26% annual interest rate. Payments of approximately $117,000 were due monthly from July 2020 through March 2021. As of December 31, 2020, the outstanding principal of the loan was $0.4 million. The balance of the loan was repaid during the first quarter of 2021 and there was no outstanding balance on the loan as of March 31, 2021.

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

As of March 31, 2021, we sold 105,083 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 8 - Stockholders’ Equity).

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to the public offering, or the March 2021 Offering, for an aggregate of 9,230,500 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants are immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

The closing of the March 2021 Offering occurred on March 25, 2021. The offering price to the public was $3.25 per unit resulting in gross proceeds of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the March 2021 Warrants issued pursuant to the March 2021 Offering, the net proceeds to us were approximately $27.4 million.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at March 31, 2021 and 2020 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks are not the only risks that could materialize. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2020 actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

We have a significant amount of intangible assets, including goodwill, recorded on our condensed consolidated balance sheets which may lead to potentially significant impairment charges.

We have recorded significant goodwill and intangible assets on our condensed consolidated balance sheets as a result of a previous acquisition, which could become impaired and lead to material charges in the future. The amount of identifiable intangible assets and goodwill in our condensed consolidated balance sheets is significant due to the acquisition of CVie Therapeutics Ltd., or CVie Therapeutics, in December 2018. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin, which as of March 31, 2021 are $22.3 million and $54.8 million, respectively, recorded in aggregate on our condensed consolidated balance sheets as intangible assets of $77.1 million. At March 31, 2021, goodwill recorded on our condensed consolidated balance sheets was $15.7 million.

We review intangible assets and goodwill for impairment at least annually or when events or changes in the business environment indicate that the carrying value may be impaired. If an impairment exists, we would be required to take an impairment charge with respect to the impaired asset. Events giving rise to impairment are difficult to predict, including the uncertainties associated with the development of product candidates and the success of business development activities, and are an inherent risk in the pharmaceutical industry.

With respect to IPR&D related to our rostafuroxin drug candidate, we are evaluating possible out-licensing arrangements and anticipate securing an agreement in 2021. However, if we are unable to secure an out-licensing agreement during 2021, or if we secure an agreement for an amount less than anticipated, there is a risk for impairment of this intangible asset in the near term. We have also experienced a declining trend in our closing share price following a registered public offering, or the March 2021 Offering, which was completed on March 25, 2021, due to both market conditions and the dilution of our common stock as a result of the March 2021 Offering. If our share price does not improve during the remainder of the second quarter, our reporting unit is at risk for future impairment in the near term. Should such an impairment of goodwill or intangible assets occur, which would require us to record a potentially significant impairment charge, our financial condition and results of operations in a future period could be negatively impacted.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2021, we issued 170,000 warrants to a service provider as compensation for certain financial advisory services. The warrants are immediately exercisable for shares of common stock at a price of $8.25 per share and expire three years from the date of issuance. The issuances of these securities were exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, in that the transactions were by an issuer not involving any public offering.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

10.1†	Agreement for Scientific Collaboration between Universita degli Studi di Milano-Bicocca and CVie Therapeutics Ltd, a wholly-owned subsidiary of the Registrant, dated March 19, 2021.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2021 and March 31, 2020, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and March 31, 2020, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

# Compensation Related Contract.

† Certain confidential portions have been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Windtree Therapeutics, Inc.
(Registrant)

Date: May 13, 2021	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: May 13, 2021	By: /s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer