Form 10-Q
period 2021-09-30
WINDTREE THERAPEUTICS INC /DE/
filed 2021-11-10
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, there were 28,268,926 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will,” “should,” “could,” “targets,” “projects,” “contemplates,” “predicts,” “potential” or “continues” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

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

●

the costs, timing, safety and efficacy, and results, of our preclinical studies and clinical trials, as well as the number of required trials for regulatory approval and the criteria for success in such trials;

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

●

our plans and the plans of our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), in Asia and our respective abilities to successfully execute necessary clinical and business development activities in a timely manner, if at all, to support development and commercialize our product candidates;

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

●	the success of competing therapies and products that are or become available;

●	our ability to limit our exposure under product liability lawsuits;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	recently enacted and future legislation regarding the healthcare system in the United States;

●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q or the documents incorporated by reference herein speak only as of their respective dates. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict them all. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 and the six months ended June 30, 2021, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$24,541	$16,930
Prepaid expenses and other current assets	1,826	1,188
Total current assets	26,367	18,118

Property and equipment, net	890	924
Restricted cash	154	154
Operating lease right-of-use assets	2,412	917
Intangible assets	39,320	77,090
Goodwill	15,682	15,682
Total assets	$84,825	$112,885

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$582	$1,161
Accrued expenses	3,549	3,813
Operating lease liabilities - current portion	278	805
Loans payable - current portion	734	352
Total current liabilities	5,143	6,131

Operating lease liabilities - non-current portion	2,196	201
Loans payable - non-current portion	-	2,423
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,600	2,800
Deferred tax liabilities	8,707	16,778
Total liabilities	34,646	43,333

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2021 and December 31, 2020; 26,704,480 and 16,921,506 shares issued at September 30, 2021 and December 31, 2020, respectively; 26,704,456 and 16,921,482 shares outstanding at September 30, 2021 and December 31, 2020, respectively	27	17
Additional paid-in capital	825,457	790,277
Accumulated deficit	(772,251)	(717,688)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders’ equity	50,179	69,552
Total liabilities & stockholders’ equity	$84,825	$112,885

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Expenses:
Research and development	$4,680	$3,882	$13,311	$11,838
General and administrative	3,467	4,823	11,507	11,518
Loss on impairment of intangible assets	-	-	37,770	-
Total operating expenses	8,147	8,705	62,588	23,356
Operating loss	(8,147)	(8,705)	(62,588)	(23,356)

Other income (expense):
Interest income	1	21	90	115
Interest expense	(14)	(46)	(101)	(121)
Other (expense), net	(53)	(290)	(296)	(1,750)
Total other (expense), net	(66)	(315)	(307)	(1,756)

Loss before income taxes	(8,213)	(9,020)	(62,895)	(25,112)
Deferred income tax benefit	-	-	8,332	-
Net loss	$(8,213)	$(9,020)	$(54,563)	$(25,112)

Net loss per common share
Basic and diluted	$(0.31)	$(0.54)	$(2.31)	$(1.65)

Weighted average number of common shares outstanding
Basic and diluted	26,704	16,579	23,616	15,228

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2019	13,697	$14	$763,097	$(685,122)	-	$(3,054)	$74,935
Net loss				(6,534)			(6,534)
Stock-based compensation expense			1,689				1,689
Balance - March 31, 2020	13,697	$14	$764,786	$(691,656)	-	$(3,054)	$70,090

Net loss				(9,558)			(9,558)
Issuance of common stock and common stock warrants, net of issuance costs	3,172	3	20,243				20,246
Stock-based compensation expense			1,566				1,566
Modification of warrants			1,112				1,112
Balance - June 30, 2020	16,869	$17	$787,707	$(701,214)	-	$(3,054)	$83,456

Net loss				(9,020)			(9,020)
Vesting of restricted stock units	35	-	-				-
Exercise of common stock warrants	18	-	141				141
Stock-based compensation expense			1,148				1,148
Balance - September 30, 2020	16,922	$17	$788,996	$(710,234)	-	$(3,054)	$75,725

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2020	16,922	$17	$790,277	$(717,688)	-	$(3,054)	$69,552
Net loss				(8,961)			(8,961)
Issuance of common stock and common stock warrants, net of issuance costs	9,230	9	27,381				27,390
Stock-based compensation expense			2,443				2,443
Issuance of common stock, ATM Program	105	-	570				570
Issuance of common stock warrants, equity consideration for service agreement			494				494
Balance - March 31, 2021	26,257	$26	$821,165	$(726,649)	-	$(3,054)	$91,488

Net loss				(37,389)			(37,389)
Stock-based compensation expense			1,544				1,544
Issuance of common stock, ATM Program	447	1	1,119				1,120
Balance - June 30, 2021	26,704	$27	$823,828	$(764,038)	-	$(3,054)	$56,763

Net loss				(8,213)			(8,213)
Stock-based compensation expense			1,629				1,629
Balance - September 30, 2021	26,704	$27	$825,457	$(772,251)	-	$(3,054)	$50,179

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,563)	$(25,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	126
Stock-based compensation	5,616	4,403
Non-cash expense related to warrant modifications	-	1,112
Non-cash lease expense	505	535
Non-cash expense related to equity consideration for a service agreement	494	-
Loss on impairment of intangible assets	37,770	-
Deferred income tax benefit	(8,332)	-
Unrealized loss on foreign exchange rate changes	331	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	682	645
Accounts payable	(579)	(982)
Collaboration and device development payable	-	(1,975)
Accrued expenses	(264)	1,053
Operating lease liabilities	(532)	(581)
Net cash used in operating activities	(18,732)	(20,776)

Cash flows from investing activities:
Purchase of property and equipment	(106)	(27)
Net cash used in investing activities	(106)	(27)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	27,390	20,246
Proceeds from ATM Program, net of expenses	1,690	-
Proceeds from research and development funding arrangement	800	2,400
Proceeds from exercise of common stock warrants	-	141
Principal payments on loans payable	(3,431)	(2,877)
Proceeds from Paycheck Protection Program loan	-	547
Principal payments on Paycheck Protection Program loan	-	(547)
Net cash provided by financing activities	26,449	19,910
Effect of exchange rate changes on cash and cash equivalents	-	671
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,611	(222)
Cash, cash equivalents, and restricted cash - beginning of period	17,084	22,732
Cash, cash equivalents, and restricted cash - end of period	$24,695	$22,510

Operating lease liabilities arising from obtaining right-of-use assets	$2,000	$-
Prepayment of insurance through third-party financing	1,321	1,056

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - The Company and Description of Business

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and acute pulmonary diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in the phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock, a severe form of heart failure characterized by very low blood pressure and risk for hypo-perfusion to critical organs. We believe that istaroxime has the potential to fulfill an unmet need in early cardiogenic shock. Our heart failure cardiovascular portfolio also includes sarco (endo) plasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators which activate SERCA2a. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. As potential oral agents, these candidates would be developed for chronic heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product without securing such an arrangement or partnership.

Our pulmonary product candidate is our proprietary lyophilized KL4 surfactant (lucinactant), which we believe may potentially support a product pipeline, alone or in combination with our proprietary Aerosol Delivery System, or ADS, technology, to address a broad range of serious respiratory conditions in children and adults. We are developing KL4 surfactant to be delivered either as a liquid instillate or noninvasively as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for an open-label phase 2 pilot study to assess safety and tolerability in the COVID-19 acute respiratory distress syndrome, or ARDS, population and the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and ARDS resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, with trial completion planned in the fourth quarter of 2021 and data expected in the first quarter of 2022. Our aerosolized product candidate, AEROSURF® (lucinactant for inhalation), is a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), will fund and conduct a phase 2b clinical bridging study for AEROSURF in Asia, referred to as the phase 2b bridging study, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. Accordingly, we suspended all internal AEROSURF clinical activities in November 2020. To support the future development of AEROSURF and our lyophilized KL4 surfactant liquid instillate in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions, collaboration arrangements or other strategic opportunities.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets, including the U.S.; and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

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

Note 2 - Basis of Presentation

These interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. There have been no changes to our significant accounting policies since December 31, 2020. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 3 - Liquidity Risks and Management’s Plans

As of  September 30, 2021, we had cash and cash equivalents of $24.5 million and current liabilities of $5.1 million.

We have an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the nine months ended September 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million (see, Note 8 - Stockholders’ Equity). During October 2021, we sold 1,564,470 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $3.2 million.

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

We have incurred net losses since inception. Our net loss was $8.2 million and $9.0 million, respectively, for the three-month periods ended September 30, 2021 and 2020. Our net loss was $54.6 million and $25.1 million, respectively, for the nine-month periods ended  September 30, 2021 and 2020. Included in our net loss for the nine months ended September 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin and a related $8.3 million deferred income tax benefit (see, Note 4 - Summary of Significant Accounting Policies). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2021, we had an accumulated deficit of $772.3 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We believe that our cash and cash equivalents as of the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 are sufficient to fund operations through at least the next 12 months. In the future, we will need to raise additional capital to continue funding our development activities and operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

During the second quarter, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. Due to these developments, and in connection with the preparation of the interim unaudited condensed consolidated financial statements as of and for the period ending June 30, 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not less than its carrying value. As a result, we performed the required quantitative impairment assessment of the related intangible asset. We estimated the fair value of the asset using MPEEM and determined that the fair value as of  June 30, 2021 was approximately $17.0 million. We then compared this fair value to the carrying value of approximately $54.8 million. Since the fair value was less than the carrying value, we calculated the intangible asset impairment as the difference between the fair value and the carrying value of the IPR&D related to our rostafuroxin drug candidate. Accordingly, we recorded a loss on impairment of intangible assets of $37.8 million, recognized within operating expenses in our condensed consolidated statements of operations during the nine months ended September 30, 2021. There have been no additional indicators of impairment with respect to the fair value of the IPR&D related to our rostafuroxin drug candidate during the three months ended September 30, 2021. No events or changes in the business environment occurred during the nine months ended September 30, 2021 that would indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

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

Goodwill is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. For example, a significant decline in our share price and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying value, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in our closing share price following the registered public offering completed on March 25, 2021, or the  March 2021 Offering, due to both market conditions and the dilution of our common stock as a result of the March 2021 Offering. While this trend began prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 29, 2021, we believe that the March 2021 Offering priced at $3.25 per unit corroborated the results of our quantitative analysis of goodwill as of December 1, 2020. While our share price has not improved during the second and third quarters of 2021, our carrying value has decreased significantly as a result of the loss on impairment of intangible assets of $37.8 million recorded. As such, there was no impairment of goodwill as of  September 30, 2021.

The following table represents identifiable intangible assets as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020

Rostafuroxin drug candidate	$16,980	$54,750
Istaroxime drug candidate	22,340	22,340
Intangible assets	39,320	77,090

Goodwill	$15,682	$15,682

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense), net. Foreign currency transactions resulted in losses of approximately $0.1 million and $0.3 million for the three-month periods ended September 30, 2021 and 2020, respectively. Foreign currency transactions resulted in losses of approximately $0.3 million and $0.6 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Severance

In July 2020, we entered into separation agreements with two executives, which provide that the former employees are entitled to receive: (i) a severance amount equal to the sum of their respective base salaries then in effect and their respective annual target bonus amounts, payable in equal installments through August 2021 and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus of other contract executives for the year 2020, prorated for the number of days of their respective employment during 2020, and payable at the time that other contract executives are paid bonuses with respect to 2020. The severance amount related to the departure of these executives is approximately $0.9 million, was accrued at the date of the separations, and was being paid ratably through August 2021. During the three months ended September 30, 2021, $0.1 million was paid and no further amounts are due. During the nine months ended September 30, 2021, $0.5 million was paid.

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

For the nine months ended September 30, 2021, we recorded a deferred income tax benefit of $8.3 million. The deferred tax benefit recorded for these periods relates solely to the reduction of the deferred tax liability as a result of the loss on impairment of intangible assets related to rostafuroxin.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of September 30, 2021 and 2020, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 20.0 million and 9.8 million shares, respectively. For the three and nine months ended September 30, 2021 and 2020, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

We do not have any components of other comprehensive (loss) income.

COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its continued impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the delta variant. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The extended timelines have required us to expend more of our capital resources than planned to achieve our projected milestones. For example, certain of our ongoing clinical trials, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients, have experienced delays in trial initiation in 2020 and 2021. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, information about any resurgences in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or manufacturing facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of government reopening activities and the economic impact on local, regional, national, and international markets. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and if realized, we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2021 and beyond.

We are not aware of any specific event or circumstance that would require us to further update our estimates, judgments or revise the carrying value of our assets or liabilities as of the date of issuance of these interim unaudited condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2021	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$24,104	$24,104	$-	$-
Total Assets	$24,104	$24,104	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2020	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$6,518	6,518	$-	$-
U.S. Treasury notes	9,101	9,101	-	-
Total Assets	$15,619	$15,619	$-	$-

Fair Value on a Non-Recurring Basis

The tables below categorize assets measured at fair value on a non-recurring basis for the period presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2021	Level 1	Level 2	Level 3

Intangible assets:
Rostafuroxin drug candidate	$16,980	$-	$-	$16,980

During the second quarter, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. Due to these developments, and in connection with the preparation of the interim unaudited condensed consolidated financial statements as of and for the period ending June 30, 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not less than its carrying value (see, Note 4 - Summary of Significant Accounting Policies - Goodwill and Intangible Assets). We performed the required quantitative impairment assessment of the related intangible asset as of the triggering date and recorded a $37.8 million non-cash impairment charge on our IPR&D related to our rostafuroxin drug candidate for the nine months ended September 30, 2021.

We estimate the fair value of the IPR&D related to our rostafuroxin drug candidate using MPEEM, a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D assets, (ii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iii) the tax rate, which considers geographic diversity of the projected cash flows. Quantitative information about the significant unobservable inputs used in the fair value measurement of IPR&D related to our rostafuroxin drug candidate as of September 30, 2021 included a discount rate of 19.5% and a tax rate of 30.0%. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions which could result in future impairment charges related to our indefinite-lived intangible asset balances.

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

In August 2020, we repaid approximately $2.3 million of the outstanding principal of the O-Bank Facility. In June 2021, we repaid the remaining outstanding principal of the O-Bank Facility of approximately $2.5 million. As of  December 31, 2020, the outstanding principal of the O-Bank Facility was approximately $2.4 million and was classified as loans payable - non-current portion. There was no outstanding principal balance as of  September 30, 2021 and the O-Bank Facility is no longer available to us.

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

In June 2021, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.3 million of certain premiums at a 3.37% annual interest rate. Payments of approximately $147,000 are due monthly from July 2021 through March 2022. As of  September 30, 2021, the outstanding principal of the loan was $0.7 million.

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

As of September 30, 2021 and December 31, 2020, the restructured debt liability balance was $15.0 million.

Note 8 - Stockholders’ Equity

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to a public offering, or the March 2021 Offering, of an aggregate of 9,230,500 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants are immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

The closing of the March 2021 Offering occurred on March 25, 2021. The offering price to the public was $3.25 per unit resulting in gross proceeds to us of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the March 2021 Warrants issued pursuant to the March 2021 Offering, the net proceeds to us were approximately $27.4 million.

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

For the nine months ended September 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million. During October 2021, we sold 1,564,470 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $3.2 million.

As of November 10, 2021, approximately $5.1 million remained available under the ATM Program.

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2021	1,903	$15.57
Granted	1,619	4.89
Forfeited or expired	(119)	28.76
Outstanding at September 30, 2021	3,403	$10.03	8.5

Vested and exercisable at September 30, 2021	1,396	$15.09	7.8

Vested and expected to vest at September 30, 2021	3,175	$10.08	8.5

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Research and development	$688	$309	$2,257	$1,619
General and administrative	941	839	3,359	2,784
Total	$1,629	$1,148	$5,616	$4,403

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

	Nine Months Ended September 30,
	2021	2020

Weighted average expected volatility	104%	103%
Weighted average expected term (in years)	6.7	7.0
Weighted average risk-free interest rate	0.49%	0.54%
Expected dividends	-	-

Note 10 - Collaboration, Licensing and Research Funding Agreements

In March 2020, we entered into the Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) provided financing for the development of AEROSURF. In August 2020, we entered into a Project Financing Agreement with Lee’s (HK), the PF Agreement, formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020. In November 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement, and we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its cost. Lee’s (HK) has agreed to fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement. In June 2021, we received payments totaling $0.4 million. In August 2021, we received payments totaling $0.4 million.

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

As of September 30, 2021, the liability balance related to the payments under the PF Agreement was $3.6 million and is recorded in other liabilities.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled "Forward-Looking Statements" and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the Securities and Exchange Commission, or SEC, on March 29, 2021, our Quarterly Reports on Form 10-Q filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a clinical-stage, biopharmaceutical and medical device company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and acute pulmonary diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in the phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock, a severe form of heart failure characterized by very low blood pressure and risk for hypo-perfusion to critical organs. We believe that istaroxime has the potential to fulfill an unmet need in early cardiogenic shock. Our heart failure cardiovascular portfolio also includes sarco (endo) plasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators which activate SERCA2a. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. As potential oral agents, these candidates would be developed for chronic heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel medicine for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product without securing such an arrangement or partnership.

Our pulmonary product candidate is our proprietary lyophilized KL4 surfactant (lucinactant), which we believe may potentially support a product pipeline, alone or in combination with our proprietary Aerosol Delivery System, or ADS, technology, to address a broad range of serious respiratory conditions in children and adults. We are developing KL4 surfactant to be delivered either as a liquid instillate or noninvasively as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for an open-label phase 2 pilot study to assess safety and tolerability in the COVID-19 acute respiratory distress syndrome, or ARDS, population and the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and ARDS resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, with trial completion planned in the fourth quarter of 2021 and data expected in the first quarter of 2022. Our aerosolized product candidate, AEROSURF® (lucinactant for inhalation), is a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. Our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), will fund and conduct a phase 2b clinical bridging study for AEROSURF in Asia, referred to as the phase 2b bridging study, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. Accordingly, we suspended all internal AEROSURF clinical activities in November 2020. To support the future development of AEROSURF and our lyophilized KL4 surfactant liquid instillate in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions, collaboration arrangements or other strategic opportunities.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets, including the U.S.; and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

We have incurred operating losses since our incorporation on November 6, 1992. For the three-month periods ended September 30, 2021 and 2020, we had operating losses of $8.1 million and $8.7 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, we had operating losses of $62.6 million and $23.4 million, respectively. Included in our operating loss for the nine months ended September 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin (see, Note 4 - Summary of Significant Accounting Policies - Goodwill and Intangible Assets). As of September 30, 2021, we had an accumulated deficit of $772.3 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

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

Istaroxime (Early Cardiogenic Shock)

In the fourth quarter of 2020, we initiated a phase 2 global clinical study of istaroxime for the acute treatment of early cardiogenic shock due to heart failure to evaluate the potential of istaroxime to improve systolic blood pressure and cardiac function in these severely ill patients. The study also will evaluate the safety and tolerability profile of istaroxime in this population. We expect to report trial data in the first quarter of 2022; however, this trial has experienced enrollment and other delays as a result of the global COVID-19 pandemic, and we may experience additional delays which may impact our timelines. The COVID-19 pandemic has had, and continues to have, disruptive effects on hospital resources (including in intensive care units) where this study is being conducted. The COVID-19 pandemic has impacted the severity of illness of patients presenting with early cardiogenic shock and/or conditions that could lead to early cardiogenic shock. In addition, the geographic mix of patients can impact the outcome of a clinical trial, and with the global spread of COVID-19 occurring in waves, the mix of patients across countries has fluctuated. How these dynamics could potentially impact both timelines and outcomes is unknown.

Istaroxime (AHF)

To advance istaroxime for the treatment of AHF potentially through the phase 2 clinical program and be in a phase 3-ready position, our strategy includes, subject to adequate resources, executing an additional phase 2b clinical trial that will enroll up to 300 patients in approximately 60 clinical sites globally. The trial will focus on collecting additional data on measures that may serve as primary endpoints in a phase 3 clinical trial, and will focus on further dose optimizing regimen, potentially extending the infusion time beyond 24 hours. In order to enrich the patient population, we plan to also enroll patients with low blood pressure and those who are diuretic resistant, two of the specific patient populations that we believe could particularly benefit from the unique profile and potential ability of istaroxime to improve cardiac function, increase blood pressure and improve renal function. We currently do not have sufficient capital to fund this clinical trial. We are exploring capital from public and private equity offerings and potential strategic opportunities to fund the initiation of this clinical trial, and plan to initiate the clinical trial after obtaining adequate funding.

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

Rostafuroxin

Rostafuroxin has demonstrated efficacy in Caucasian patients in treatment naïve hypertension in a phase 2b trial. During the second quarter, we concluded an initial process to test the industry’s interest in investing in our product. We currently have not been able to secure a licensing transaction or other strategic opportunity. As a result, we recorded an impairment of the related intangible asset (see, Note 4 - Summary of Significant Accounting Policies - Goodwill and Intangible Assets). Based on feedback received from potential licensing partners, we have determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. We do not intend to conduct the additional phase 2 clinical trial without securing such an arrangement or partnership.

Lyophilized KL4 Surfactant (COVID-19 related Lung Injury)

In September 2020, the FDA accepted our IND application for an open-label phase 2 clinical trial to assess the impact of our lyophilized KL4 surfactant on key respiratory parameters in ventilated COVID-19 patients. This small pilot study is designed to evaluate changes in physiological parameters in patients who are intubated and mechanically ventilated for COVID-19 associated lung injury and ARDS. The study will evaluate the dosing regimen, tolerability, and functional changes in gas exchange and lung compliance after KL4 surfactant administration. We dosed the first patient in this clinical trial in January 2021 and plan to enroll up to 20 patients with COVID-19 and ARDS who are on mechanical ventilation, from four to five U.S. sites and three to four Latin American sites, trial completion planned for the fourth quarter of 2021 and data expected in the first quarter of 2022.

AEROSURF for preterm infants with Respiratory Distress Syndrome (lucinactant for inhalation)

We are supporting Lee’s (HK) efforts to plan, fund and initiate in Asia the phase 2b bridging study needed to advance AEROSURF to phase 3 clinical trials. With the termination of the Project Financing Agreement in November 2020, we ceased enrollment in our phase 2b bridging study at the EU clinical sites and are transferring AEROSURF development activities to Lee’s (HK) to be implemented under the terms of our Asia License Agreement. Our decision to cease enrollment and transfer the AEROSURF development activities to Lee’s (HK) in Asia was not related to any communications between ourselves and the FDA or the EU regulatory authorities and was not based on any underlying safety or efficacy concern, but rather compelled by our desire to preserve our limited capital to focus on acute cardiovascular and other KL4 surfactant programs, primarily treatment of lung injury in patients with COVID-19. In the event that Lee’s (HK) does not develop a firm plan and commit to funding certain support activities for their continued development of AEROSURF, our board of directors has approved a plan to suspend or terminate our support of the development of AEROSURF.

Impact of COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its continued impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the delta variant. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The extended timelines have required us to expend more of our capital resources than planned to achieve our projected milestones. For example, certain of our ongoing clinical trials, including our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients, have experienced delays in trial initiation in 2020 and 2021. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, information about any resurgences in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or manufacturing facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of government reopening activities and the economic impact on local, regional, national, and international markets. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and if realized, we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2021 and beyond.

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

During the second quarter, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. Due to these developments, and in connection with the preparation of the interim unaudited condensed consolidated financial statements as of and for the period ending June 30, 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not less than its carrying value. As a result, we performed the required quantitative impairment assessment of the related intangible asset. We estimated the fair value of the asset using MPEEM and determined that the fair value as of June 30, 2021 was approximately $17.0 million. We then compared this fair value to the carrying value of approximately $54.8 million. Since the fair value was less than the carrying value, we calculated the intangible asset impairment as the difference between the fair value and the carrying value of the IPR&D related to our rostafuroxin drug candidate. Accordingly, we recorded a loss on impairment of intangible assets of $37.8 million, recognized within operating expenses in our condensed consolidated statements of operations during the nine months ended September 30, 2021. There have been no additional indicators of impairment with respect to the fair value of the IPR&D related to our rostafuroxin drug candidate during the three months ended September 30, 2021. No events or changes in the business environment occurred during the nine months ended September 30, 2021 that would indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

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

Goodwill is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. For example, a significant decline in our share price and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying value, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in our closing share price following the registered public offering completed on March 25, 2021, or the March 2021 Offering, due to both market conditions and the dilution of our common stock as a result of the March 2021 Offering. While this trend began prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 that we filed with the SEC on March 29, 2021, we believe that the March 2021 Offering priced at $3.25 per unit corroborated the results of our quantitative analysis of goodwill as of December 1, 2020. While our share price has not improved during the second and third quarters of 2021, our carrying value has decreased significantly as a result of the loss on impairment of intangible assets of $37.8 million recorded. As such, there was no impairment of goodwill as of September 30, 2021.

The following table represents identifiable intangible assets as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020

Rostafuroxin drug candidate	$16,980	$54,750
Istaroxime drug candidate	22,340	22,340
Intangible assets	39,320	77,090

Goodwill	$15,682	$15,682

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended September 30, 2021 and 2020 was $8.1 million and $8.7 million, respectively. The decrease in operating loss from 2020 to 2021 was due to a $0.6 million decrease in operating expenses.

The operating loss for the nine months ended September 30, 2021 and 2020 was $62.6 million and $23.4 million, respectively. The increase in operating loss from 2020 to 2021 was due to a $37.8 million loss on impairment of intangible assets and a $1.5 million increase in operating expenses, which includes a $1.2 million increase in non-cash stock compensation expense and $0.5 million of non-cash expense related to equity consideration for a financial advisory service agreement.

The net loss for the three months ended September 30, 2021 and 2020 was $8.2 million and $9.0 million, respectively. The decrease in net loss from September 30, 2020 to 2021 was due to a $0.6 million decrease in operating expenses and a $0.2 million decrease in other expenses. The net loss for the nine months ended September 30, 2021 and 2020 was $54.6 million and $25.1 million, respectively. The increase in net loss for the nine months ended September 30, 2021 was due to a $37.8 million loss on impairment of intangible assets, partially offset by a deferred income tax benefit of $8.3 million related to the reduction of the deferred tax liability. Included in the net loss for the three and nine months ended September 30, 2020 is $1.1 million in non-cash expenses related to the modification of certain warrants.

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

Research and development expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Istaroxime - early cardiogenic shock	$945	631	$2,291	1,381
KL4 surfactant	262	576	769	1,310
Istaroxime - AHF	406	58	1,060	486
Preclinical studies	6	25	6	43
Total direct clinical and preclinical programs	1,619	1,290	4,126	3,220

Product development and manufacturing	1,094	1,002	3,266	3,610
Clinical, medical and regulatory operations	1,967	1,590	5,919	5,008
Total research and development expenses	$4,680	$3,882	$13,311	$11,838

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.7 million and $0.3 million, respectively, for the three months ended September 30, 2021 and 2020, and $2.3 million and $1.7 million, respectively, for the nine months ended September 30, 2021 and 2020.

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

Total direct clinical and preclinical development programs expenses increased $0.3 million for the three months ended September 30, 2021 compared to the same period in 2020 due to (i) an increase of $0.3 million for ongoing clinical studies of istaroxime for early cardiogenic shock; (ii) an increase of $0.3 million for our continued development of istaroxime for AHF; partially offset by (iii) a decrease of $0.3 million in the phase 2b studies of KL4 surfactant. Direct clinical and preclinical development programs expenses increased $0.9 million for the nine months ended September 30, 2021 compared to the same periods in 2020 due to (i) an increase of $0.9 million for ongoing clinical studies of istaroxime for early cardiogenic shock; (ii) an increase of $0.6 million for our continued development of istaroxime for AHF; partially offset by (iii) a decrease of $0.5 million in the phase 2b studies of KL4 surfactant.

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

Product development and manufacturing expenses were comparable for the three months ended September 30, 2021 compared to the same period in 2020. Product development and manufacturing expenses decreased $0.3 million for the nine months ended September 30, 2021 compared to the same periods in 2020 due to the purchase of raw materials during the second quarter of 2020.

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

Clinical, medical and regulatory operations expenses increased $0.4 million for the three months ended September 30, 2021 compared to the same period in 2020 due to an increase of $0.3 million in non-cash, stock compensation expense and $0.1 million in personnel costs. Clinical, medical and regulatory operations expenses increased $0.9 million for the nine months ended September 30, 2021 compared to the same period in 2020 due to an increase of $0.4 million in non-cash, stock compensation expense and $0.5 million in personnel costs and employee-related incentive bonus expense.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

General and administrative expenses	$3,467	$4,823	$11,507	$11,518

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses decreased $1.4 million for the three months ended September 30, 2021 compared to the same period in 2020 due to a decrease of $0.8 million in severance costs and a decrease of $0.6 million in professional fees. General and administrative expenses were comparable for the nine months ended September 30, 2021 compared to the same period in 2020 and the changes consisted of (i) an increase of $0.4 million in professional fees, (ii) an increase of $0.6 million in non-cash, stock compensation expense; partially offset by (iii) a decrease of $0.8 million in severance costs; and (iv) a decrease of $0.2 million in personnel costs.

Other (Expense) Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Interest income	1	21	90	115
Interest expense	(14)	(46)	(101)	(121)
Other (expense), net	(53)	(290)	(296)	(1,750)
Total other (expense), net	$(66)	$(315)	$(307)	$(1,756)

Interest income relates to interest on our money market account for the three months ended September 30, 2021. Interest income relates to interest on our money market account and U.S. Treasury notes for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021 and 2020, interest expense consists of interest expense associated with loans payable and for the three and nine months ended September 30, 2020 also includes interest expense related to collaboration and device development payables.

For the three and nine months ended September 30, 2021, other (expense), net primarily consists of $0.1 million and $0.3 million, respectively in losses on foreign currency translation.

For the three months ended September 30, 2020, other (expense), net primarily consists of losses on foreign currency translation of $0.3 million. For the nine months ended September 30, 2020, other (expense), net primarily consists of $1.1 million in non-cash expenses related to the modification of certain warrants and losses on foreign currency translation of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had cash and cash equivalents of $24.5 million and current liabilities of $5.1 million.

We have an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the nine months ended September 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million (see, Note 8 - Stockholders’ Equity). During October 2021, we sold 1,564,470 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $3.2 million.

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

We have incurred net losses since inception. Our net loss was $8.2 million and $9.0 million, respectively, for the three-month periods ended September 30, 2021 and 2020. Our net loss was $54.6 million and $25.1 million, respectively, for the nine-month periods ended September 30, 2021 and 2020. Included in our net loss for the nine months ended September 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin and a related $8.3 million deferred income tax benefit (see, Note 4 - Summary of Significant Accounting Policies). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2021, we had an accumulated deficit of $772.3 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We believe that our cash and cash equivalents as of the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 are sufficient to fund operations through at least the next 12 months. In the future, we will need to raise additional capital to continue funding our development activities and operations. We plan to obtain funding through a combination of public or private equity offerings, or strategic transactions including collaborations, licensing arrangements or other strategic partnerships. There is inherent uncertainty associated with these fundraising activities, and thus they are not considered probable.

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

Cash Flows

Cash flows for the nine months ended September 30, 2021 primarily consist of $18.7 million of net cash used in operating activities and $26.4 million of net cash provided by financing activities. Cash flows for the nine months ended September 30, 2020 consist of $20.8 million of net cash used in operating activities and $19.9 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $18.7 million for the nine months ended September 30, 2021 and consisted primarily of (i) a net loss of $54.6 million, (ii) a non-cash deferred income tax benefit of $8.3 million, and (iii) changes in operating assets and liabilities of $0.7 million, partially offset by (iv) a non-cash loss on impairment of intangible assets of $37.8 million, (v) non-cash stock-based compensation of $5.6 million, (vi) non-cash expense related to equity consideration for a financial advisory service agreement of $0.5 million, (vii) non-cash lease expense of $0.5 million, (viii) an unrealized loss on foreign exchange rate changes of $0.3 million, and (ix) depreciation and amortization of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $20.8 million for the nine months ended September 30, 2020 and consisted primarily of (i) a net loss of $25.1 million and (ii) changes in operating assets and liabilities of $1.8 million, partially offset by (iii) non-cash stock-based compensation of $4.4 million, (iv) non-cash expenses related to the modification of certain warrants of $1.1 million, (v) non-cash lease expense of $0.5 million, and (vi) depreciation and amortization of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $26.4 million and includes the following: (i) $27.4 million in net proceeds from the March 2021 public offering; (ii) $1.7 million in net proceeds from the ATM Program; (iii) $0.8 million in proceeds from our research and development funding arrangement with Lee’s (HK); partially offset by (iv) $3.4 million of principal payments on loans payable.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $19.9 million and includes the following: (i) $20.2 million in net proceeds from the May 2020 public offering; (ii) $2.4 million in proceeds from our research and development funding arrangement with Lee’s (HK); (iii) $0.1 million in proceeds from the exercise of common stock warrants; and (iv) $2.9 million of principal payments on loans payable.

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

In June 2021, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.3 million of certain premiums at a 3.37% annual interest rate. Payments of approximately $147,000 are due monthly from July 2021 through March 2022. As of September 30, 2021, the outstanding principal of the loan was $0.7 million.

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

For the nine months ended September 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million (see, Note 8 - Stockholders’ Equity). During October 2021, we sold 1,564,470 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $3.2 million.

As of November 10, 2021, approximately $5.1 million remained available under the ATM Program.

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to a public offering, or the March 2021 Offering, of an aggregate of 9,230,500 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants are immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

The closing of the March 2021 Offering occurred on March 25, 2021. The offering price to the public was $3.25 per unit resulting in gross proceeds to us of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the March 2021 Warrants issued pursuant to the March 2021 Offering, the net proceeds to us were approximately $27.4 million.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at September 30, 2021 and 2020 or during the periods then ended.

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

Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by risk factors included in our Quarterly Reports on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 or our Quarterly Reports on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2020 or our subsequent Quarterly Reports on Form 10-Q actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and September 30, 2020, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and September 30, 2020, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: November 10, 2021	By: /s/ Craig Fraser
Craig Fraser
President and Chief Executive Officer

Date: November 10, 2021	By: /s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer