Form 10-K
period 2021-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2022-03-31
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

On June 30, 2021, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $44.1 million (based on the closing price on The Nasdaq Capital Market on that date). In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

As of March 30, 2022, there were 28,469,274 shares of the registrant’s common stock issued and outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will,” “should,” “could,” “targets,” “projects,” “contemplates,” “predicts,” “potential” or “continues” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

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

●

delays in our anticipated timelines and milestones and additional costs associated with the impact of the residual effects of the novel coronavirus, or COVID-19, pandemic, or with the impact of the geopolitical instability (including the ongoing military conflict between Russia and Ukraine), on our clinical trial operations;

●	the costs, timing, and results, of our preclinical studies and clinical trials, as well as the number of required trials for regulatory approval and the criteria for success in such trials;

●

legal and regulatory developments in the United States, or U.S., and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;

●	our plans and the plans of our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), in Asia and our respective abilities to successfully execute necessary clinical and business development activities in a timely manner, if at all, to support development and commercialize our product candidates;

●	risks related to manufacturing active pharmaceutical ingredients, or APIs, drug product, medical devices and other materials we need;

●	delays, interruptions or failures in the manufacture and supply of our product candidates;

●	the performance of third parties, both foreign and domestic, upon which we depend, including contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;

●

the size and growth of the potential markets for our product candidates, the regulatory requirements in such markets, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;

●	the success of competing therapies and products that are or become available;

i

●	our ability to limit our exposure under product liability lawsuits;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	recently enacted and future legislation regarding the healthcare system in the U.S. or the healthcare systems in foreign jurisdictions;

●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;

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

●	the impact of the significant impairment of our intangible assets on our consolidated balance sheet, and any future impairment charges that may be reported; and

●	economic uncertainty resulting from geopolitical instability, including the ongoing military conflict between Russia and Ukraine.

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

●	Our losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

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

●	We may never realize the full value of our intangible assets.

Risks Related to our Development Activities and Regulatory Approval of our Product Candidates

●	We are substantially dependent on the success of our lead product candidate, istaroxime. To the extent that our clinical development of istaroxime is not successful, our business, financial condition, and results of operations may be materially adversely affected and the price of our common stock may decline.

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

●	The COVID-19 pandemic has negatively impacted, and may continue to negatively impact our ability to develop our product candidates.

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

●

We have conducted, and may in the future conduct, clinical trials for our product candidates at clinical sites located in the U.S. and outside of the U.S. If the FDA and other foreign equivalents raise concerns about certain of the clinical sites based on location and regulatory environment, they may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

●	If the FDA or other applicable regulatory authorities approve generic products with claims that compete with our product candidates, it could reduce our sales of our product candidates if approved.

●

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates could limit our ability to market those product candidates and decrease our ability to generate revenue.

Risks Related to Our Reliance on Third Parties

●

We rely on third parties, primarily outside of the U.S., to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to good clinical practices, or GCPs, and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

●

We plan to rely on third parties, some of which are located outside the U.S., to manufacture our drug product candidates, which exposes us to risks that may affect our ability to maintain supplies of our clinical materials, and subject us to uncertainty associated with the international political climate, and could potentially delay our research and development activities, as well as eventual regulatory approval and commercialization of our drug product candidates.

Risks Related to our Business and Operations

●

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

●

We are continually evaluating our business strategy and may modify this strategy to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations.

●	The political and healthcare policy and reimbursement environment is becoming more challenging for pharmaceutical companies and medical device manufacturers and may adversely affect our business.

●

We depend upon key employees and consultants in a competitive market for skilled personnel. If we or our strategic partners or collaborators are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our product candidates.

●	We could be adversely affected by any interruption, including from breaches in cybersecurity, in our ability to conduct business at our current location.

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

Risks Related to Intellectual Property Matters

●

If we cannot protect our intellectual property, others could use our technology in competitive products. Even if we obtain patents to protect our product candidates, those patents may not be sufficiently broad, or they may expire and others could then compete with us.

●	Intellectual property rights of third parties could limit our ability to develop and market our product candidates.

●	We rely on agreements containing obligations regarding intellectual property, confidentiality and noncompetition provisions that could be breached and may be difficult to enforce.

●	Intellectual property rights do not necessarily address all potential threats.

Risks Related to the Ownership of our Securities

●	A small group of our investors, including Lee’s Pharmaceutical Holdings Limited, or Lee’s Holdings, may be able to exercise significant influence over our business strategy and operations.

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

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

PART I

ITEM 1. BUSINESS.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and secondarily in acute pulmonary diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of heart failure characterized by very low blood pressure and risk for hypoperfusion to critical organs. We believe that istaroxime has the potential to fulfill an unmet need in early cardiogenic shock. Our heart failure cardiovascular portfolio also includes sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators which activate SERCA2a. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. As potential oral agents, these candidates would be developed for chronic heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product candidate without securing such an arrangement or partnership.

Our pulmonary product candidate portfolio consists of a KL4 surfactant platform to address a range of serious respiratory conditions in children and adults. KL4 surfactant has been in development as a liquid instillate for noninvasive delivery as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for an open-label phase 2 pilot study to assess safety and tolerability in the COVID-19 acute respiratory distress syndrome, or ARDS, population and the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and ARDS resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. In January 2022, we completed enrollment of 20 patients in our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury. The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Lucinactant was safely administered to critically ill, mechanically ventilated patients with severe COVID-19 associated ARDS. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

Previously, we were also developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. We suspended all internal AEROSURF clinical activities in November 2020, because istaroxime, our lead product candidate, has become our primary focus for investment and execution as we believe development of istaroxime represents a greater value opportunity for us and our stockholders than development of KL4 surfactant. Since completing our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs that were not already transferred to our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients, or APIs, and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

Our Development Programs

The table below summarizes the current status and anticipated milestones for our principal product development programs. However, due to the disruptive impact of the COVID-19 pandemic, in the U.S. and globally, and its effect on hospital resources, focus, availability of services, and professional staff, our clinical trials and the next expected milestones of our product candidates may be impacted, and we may experience delays in anticipated timelines and milestones. In addition, these timelines are dependent on our ability to secure sufficient capital to continue development without interruption.

Product Candidate	Indication	Status	Next Expected Milestone
Cardiovascular Programs
Istaroxime	Early Cardiogenic Shock	Phase 2a	Completed clinical study in 60 patients; topline data expected April 2022.
Istaroxime	AHF	Phase 2b	Ongoing study start-up activities for second phase 2b clinical trial in approximately 300 patients targeted to start once the clinical trial is fully funded.
Oral SERCA2a Activators	Chronic and AHF, including HFpEF	Preclinical	Ongoing preclinical studies; pursuing potential licensing transactions, research partnership arrangements or other strategic opportunities.
Rostafuroxin	Genetically Associated Hypertension	Phase 2b	Pursuing potential out-licensing transactions or other strategic opportunities.
Pulmonary Programs
Lyophilized KL4 Surfactant	COVID-19-associated lung injury and ARDS	Phase 2a

Enrollment of 20 patients is complete; data was announced in the first quarter of 2022 and showed that the product candidate was generally safe and well tolerated with stable to improved oxygenation and other physiological parameters after dosing.

AEROSURF (aerosolized KL4 surfactant based on ADS technology)	RDS	Phase 2b	Pursuing one or more licensing transactions in markets outside of Asia, including in the U.S., for RDS and all KL4 surfactant related products.

Cardiovascular Programs

Heart failure is a chronic, progressive condition in which patients often experience episodic periods of increased symptoms known as AHF, where the heart fails to adequately pump, resulting in worsening symptoms, including pulmonary and peripheral edema and other severe complications. In the U.S., approximately 6 million people (nearly 2% of the adult population) have heart failure and approximately half of these patients are expected to die within five years of diagnosis; and in the combined U.S., EU and Japan markets, there are more than 18 million patients suffering from heart failure. Heart failure is the leading cause of hospitalization in patients age 65 years and older. AHF can be precipitated by many factors and puts patients at increased risk for morbidity, hospital readmission and mortality. There are more than 1.3 million hospital admissions for heart failure in the U.S. each year and over 2.5 million hospital estimated admissions for AHF in the combined U.S., EU and Japan markets. We estimate that AHF may represent a potential combined annual addressable market (U.S., EU and Japan) of approximately two million patients with multi-billion-dollar annual market value.

Istaroxime (Early Cardiogenic Shock)

We are evaluating istaroxime for the treatment of early cardiogenic shock, a severe presentation of heart failure characterized by very low blood pressure and risk for hypoperfusion to critical organs which is associated with high mortality and morbidity and is not well treated with current therapies. In September 2020, we initiated a small phase 2 clinical study of istaroxime for the acute treatment of early cardiogenic shock in heart failure patients with a more severe case of heart failure to evaluate the potential to improve blood pressure. The study also will evaluate the safety and side effect profile of istaroxime in this patient population. We expect data to be available in April 2022. The global COVID-19 pandemic has had a disruptive effect on hospital resources (including in intensive care units, or ICUs) where this study is being conducted. The COVID-19 pandemic has impacted the severity of illness of patients presenting with early cardiogenic shock and/or conditions that could lead to early cardiogenic shock. In addition, the geographic mix of patients can impact the outcome of a clinical trial, and with the global spread of COVID-19 occurring in waves, the mix of patients across countries has fluctuated. How these dynamics could potentially impact both timelines and outcomes is unknown.

We believe istaroxime may fulfill an unmet need in early cardiogenic shock based on the profile observed in our phase 2 clinical studies in AHF, which demonstrated that istaroxime significantly improved cardiac function and systolic blood pressure. There is significant unmet medical need in the area of early cardiogenic shock and severe heart failure. If istaroxime is able to demonstrate a meaningful improvement in blood pressure in clinical trials of this condition, we believe there may be an opportunity to apply for a Breakthrough Therapy designation that could provide beneficial opportunities for the development program. We note that regulatory precedent exists for an approval in shock (distributive) based primarily upon improvements in blood pressure with an acceptable safety profile. We will be exploring the potential for this type of pathway for istaroxime. In addition, we believe the receipt of either Fast Track or Breakthrough Therapy designation may increase the likelihood of receiving priority review of a marketing application, which would provide for an expedited review timeframe; however, there is no guarantee that we would receive Breakthrough Therapy or Fast Track designation or that any such designation will lead to a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures.

Using cardiogenic shock patient U.S. hospital claims and worldwide prevalence data, we estimate the worldwide total market value of cardiogenic shock to be $1.25 billion. This estimate is calculated by multiplying the patient numbers from the largest markets, by the assumed various regional prices of drug treatment in the acute care market. The addressable market for istaroxime will be a subset of the total market value of $1.25 billion.

Istaroxime (AHF)

Istaroxime is a first-in-class, dual action investigational drug that we are developing to treat AHF with a potentially differentiated safety profile from current AHF therapies. In 2019, we announced topline results of a successful phase 2b clinical trial of istaroxime in which the primary endpoint of cardiac function, E/e’ ratio (echocardiographic assessment reflecting changes in pulmonary capillary wedge pressure, or PCWP, or left ventricular filing pressure) as well as other important parameters were significantly improved. Istaroxime has been granted Fast Track designation by the FDA for the treatment of AHF. In April 2020, we announced the presentation at the American College of Cardiology 2020 virtual meeting of a new subset analysis from a phase 2b study of istaroxime in patients hospitalized with AHF. This post-hoc analysis characterized the responses between Caucasian and Asian patients and demonstrated that the istaroxime dose of 0.5 µg/kg/min produced a similar response on E/e’, the primary study endpoint, and stroke volume index, an important measure of cardiac performance.

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

To advance istaroxime for the treatment of AHF potentially through the phase 2 clinical program and be in a phase 3-ready position, our strategy includes, subject to adequate resources, planning an additional phase 2 clinical trial that will enroll approximately 300 patients in approximately 60 clinical sites globally. This trial will focus on treating heart failure patients with low blood pressure, who also tend to be diuretic resistant, as a patient population that we believe could particularly benefit from the unique profile and potential ability of istaroxime to increase cardiac function and increase blood pressure while maintaining or improving renal function.

This trial will also collect data on measures that may serve as primary endpoints in a phase 3 clinical trial, and will include an optimized dosing regimen, potentially extending the infusion time beyond 24 hours. We currently do not have sufficient capital to execute this clinical trial. We are exploring capital from public and private equity offerings and potential strategic opportunities to fund the initiation of this clinical trial, and plan to initiate the clinical trial after obtaining adequate funding. We plan to closely monitor the impact of the COVID-19 pandemic and its impact on hospital resources and resulting potential changes in regulatory timelines for conducting non-COVID-19-related clinical trials.

Rostafuroxin

Rostafuroxin is a novel investigational drug product candidate being developed for the treatment of hypertension in patients with a specific genetic profile, which is found in approximately 20% - 25% of the adult hypertensive population. Rostafuroxin has been studied in three phase 2 clinical trials assessing reduction in blood pressure in a hypertensive population selected in accordance with the specified genetic profile. After positive phase 2a results, a phase 2b study was initiated. In this most recent phase 2b clinical trial, rostafuroxin demonstrated efficacy in Caucasian patients in treatment naïve hypertension. During the second quarter of 2021, we concluded an initial process to test the industry’s interest in investing in our drug product candidate. We currently have not been able to secure a licensing transaction or other strategic opportunity. As a result, we recorded an impairment of the related intangible asset (see, Note 4 – Accounting Policies and Recent Accounting Pronouncements – Goodwill and Intangible Assets). Based on feedback received from potential licensing partners, we have determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian and Caucasian patients in treatment resistant hypertension. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. We do not intend to conduct the additional phase 2 clinical trial without securing such an arrangement or partnership.

According to the Centers for Disease Control and Prevention, or the CDC, patients with high blood pressure have a greater risk for heart disease and stroke, which are leading causes of death in the U.S. Nearly half of adults in the U.S. (108 million, or 45%) have hypertension defined as a systolic blood pressure ≥ 130 mm Hg or a diastolic blood pressure ≥ 80 mm Hg or are taking medication for hypertension. In 2018, nearly half a million deaths in the U.S. included hypertension as a primary or contributing cause. Only about 1 in 4 adults (24%) with hypertension have their condition under control. Patients often have persistent hypertension despite being on multiple therapies. Ethnicity and genetic makeup are known to impact the response to anti-hypertensive treatments, and uncontrolled hypertension has been associated with certain genetic makeups. Given the size of the market and the prevalence of unmet medical needs, major pharmaceutical companies have maintained hypertension as a key area of focus and continue to seek new drugs to compete in markets they have established with previous anti-hypertensive therapies.

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

Pulmonary Programs

Lyophilized KL4 Surfactant (COVID-19 related Lung Injury)

Patients with COVID-19 pneumonia may progress to severe respiratory failure requiring supplemental oxygen and mechanical ventilation. This acute lung injury, known as ARDS, has no approved therapies and is associated with significant morbidity, mortality and healthcare resource utilization. The COVID-19 virus infects via angiotensin-converting enzyme 2 receptor, or ACE2, on surfactant producing cells in the lung. The ACE2 receptor is found on alveolar Type 2 cells in the lung. Type 2 cells are the source of pulmonary surfactant production. When these cells are infected and damaged, surfactant production is impaired, increasing the risk for respiratory failure as surfactant is necessary for the lungs to stay inflated and for proper gas exchange. Surfactant deficiency is known to contribute to the pathophysiology of ARDS, respiratory failure, and lung injury in patients on mechanical ventilation.

In January 2022, we completed enrollment of 20 patients in our study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury. The phase 2 trial was designed to assess feasibility, safety, and tolerability of administration of reconstituted lyophilized lucinactant in these critically ill patients. The multicenter, single-arm study enrolled 20 critically ill patients who were intubated and on mechanical ventilation due to severe COVID-19 associated ARDS. Patients received lucinactant as a liquid via the endotracheal tube assessing safety and tolerability of the administration procedure and of the drug. Oxygenation and other physiological responses were also measured. Study sites were in the U.S. and Argentina.

The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Lucinactant was safely administered to critically ill, mechanically ventilated patients with severe COVID-19 associated ARDS. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

AEROSURF (lucinactant for inhalation)

AEROSURF is an investigational combination drug/medical device product to improve the management of RDS in premature infants. RDS is a condition that occurs in premature infants who may not have fully developed natural lung surfactant, which is essential to normal respiratory function and survival, and may require surfactant therapy to sustain life, and can result in long-term respiratory problems, developmental delays and death. Surfactant therapy is the primary therapy to address an underlying surfactant deficiency, and AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology. We have completed three AEROSURF phase 2 clinical trials. Our most recent phase 2b clinical trial did not achieve its primary endpoint, due primarily, we believe, to an unexpected rate of treatment interruptions associated with the prototype phase 2 ADS used in the phase 2b clinical trial, or phase 2 ADS. After excluding patients whose doses were interrupted, in accordance with the predesignated statistical plan, we observed a meaningful treatment effect in line with our desired targeted outcome and believe that these results support the further development of AEROSURF to reduce both the rate of nasal continuous positive airway pressure, or nCPAP, failure and the need for intubation in premature infants being treated for RDS. AEROSURF has been granted Fast Track designation by the FDA for the treatment of RDS.

In August 2020, we entered into a Project Financing Agreement with Lee’s (HK), or the PF Agreement, dated and effective as of August 12, 2020, under which we received payments totaling $2.8 million through October 2020. Pursuant to the PF Agreement, Lee’s (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. In partial satisfaction of our obligations under the PF Agreement, we agreed to pay Lee’s (HK) 50% of any Commercialization Net Revenues (as defined in the PF Agreement) up to an amount that is equal to 125% of the Project Expenses (as defined in the PF Agreement) funded by Lee’s (HK). On November 12, 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement, and we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its own cost. Lee’s (HK) agreed to fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement. In 2021, we received payments totaling $1.0 million from Lee’s (HK) and no further amounts are due under the PF Agreement as of December 31, 2021.

With the termination of the PF Agreement in November 2020, we ceased enrollment in our phase 2b bridging study at the European Union, or EU, clinical sites and are transferring AEROSURF development activities to Lee’s (HK) to be implemented under the terms of our Asia License Agreement. Since the 2018 acquisition of CVie Investments Limited and its wholly owned subsidiary CVie Therapeutics Limited, istaroxime has become our primary focus for investment and execution due to what we believe represents a greater potential value opportunity for us and our stockholders. Since completing our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs not already transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

Lyophilized KL4 Surfactant (Lung Injury and Other Studies)

We believe our lyophilized KL4 surfactant and ADS technologies may potentially support a product pipeline to address a range of serious respiratory conditions in children and adults. We have from time to time worked with independent investigators and pharmaceutical companies to conduct or assist with preclinical studies, some of which were funded under grants from National Institutes of Health, or NIH, and other government agencies, to assess the utility of using our KL4 surfactant, alone or in combination with other pharmaceutical compounds, to address various respiratory conditions.

Impact of COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its continued impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the delta and omicron variants. As of the date of this Annual Report on Form 10-K, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The extended timelines have required us to expend more of our capital resources than planned to achieve our projected milestones. For example, our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients experienced delays in trial initiation and enrollment in 2020 and 2021. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, information about any resurgences in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or manufacturing facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of government reopening activities and the economic impact on local, regional, national, and international markets. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and if realized, we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2022 and beyond.

Our Strategy

We intend to maximize the value of our product candidates and proprietary technologies. Our strategy to achieve this goal includes plans to:

●	Study istaroxime for early cardiogenic shock and, if the drug demonstrates adequate potential to raise blood pressure with an acceptable safety profile, pursue opportunity for an indication, which we believe may include a Breakthrough Therapy designation from the FDA, and if available, an expedited regulatory pathway to address this area of unmet medical need. In March 2022, we completed a 60-patient phase 2a clinical trial in early cardiogenic shock, with topline data expected in April 2022;

●

Advance istaroxime for the treatment of AHF to a phase 3-ready position and potential partnering, collaboration or other strategic transaction. We have begun start-up activities for an additional phase 2b clinical trial in approximately 300 patients and plan to execute the clinical trial after obtaining adequate funding;

●	Advance development of chronic and acute preclinical heart failure programs. To create added value for our cardiovascular portfolio, we plan to advance oral (chronic) and intravenous (acute) SERCA2a activator product candidates through selected preclinical studies to demonstrate proof of concept; actively exploring potential licensing transactions, research partnership arrangements and other strategic opportunities;

●	Pursue non-dilutive funding and partnership support of a clinical trial meant to enhance the potential clinical positioning of rostafuroxin by examining its potential in the treatment resistant hypertension patient population. Our primary objective for rostafuroxin is to identify out-licensing or other strategic arrangements for the completion of development and potential commercialization with one or more larger companies that have an interest in and/or operate in the very large and broad anti-hypertension market, and thereafter, to reinvest any proceeds to provide for our other core priority programs;

●

Continue to support Lee’s (HK) in its development of the KL4 platform in Asia. To support the future global development of our KL4 surfactant platform, including development in RDS via aerosolized AEROSURF and/or instillate delivery and/or in other potential applications such as acute lung injury, in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions; and

●	To enhance our product portfolio and leverage our depth of experience in late-stage clinical development and commercialization, we plan to pursue a focused business development agenda directed towards enhancing our current offerings and identifying additional product candidates that enhance our portfolio and provide more opportunity to grow value and diversify risk. The strategic focus is on areas that fit our market focus (specialty critical, acute care and/or orphan designation), fit our scale for development and cost structure and leverage our therapeutic area and other competencies such as clinical-stage development.

Our Product Candidates

Istaroxime

Our lead cardiovascular product candidate is istaroxime, a novel, first-in-class, dual action investigational drug that we are developing to treat AHF and early cardiogenic shock. Istaroxime has been evaluated in two phase 2 clinical trials, the results of which suggest that istaroxime may improve cardiovascular physiological function as assessed by parameters of pump function, decreases in heart rate, increases in blood pressure and renal function (as measured by filtration rate) without adverse events such as arrhythmias or cardiac damage (as indicated by elevated troponin values). In August 2019, the FDA granted us Fast Track designation for istaroxime for the treatment of AHF.

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

Early cardiogenic shock is a severe presentation of heart failure characterized by very low blood pressure and risk for hypoperfusion to critical organs. It is associated with high mortality and morbidity and is not well treated with current therapies.

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

Clinical Development

Early Cardiogenic Shock

After assessing the regulatory landscape and data from the istaroxime phase 2 clinical program in AHF and discussions with our scientific advisors, we added to our istaroxime development program a study in early cardiogenic shock due to heart failure. We believe that istaroxime may fulfill an unmet medical need in early cardiogenic shock based on the profile observed in prior phase 2 clinical studies in AHF, in which istaroxime increased SBP, suggesting that istaroxime could potentially contribute to the clinical improvement of select patients in cardiogenic shock due to heart failure.

In the second half of 2020, we initiated a small study of istaroxime for the acute treatment of early cardiogenic shock in patients with more severe cases of heart failure, to evaluate the potential to improve blood pressure. This study is a phase 2 international randomized double-blind placebo-controlled study to assess the effect of istaroxime in patients with early cardiogenic shock due to heart failure. This study includes 60 patients (30 assigned to istaroxime and 30 assigned to placebo) receiving study drug infusion over 24 hours. The primary endpoint is the change in systolic blood pressure over six hours after initiating the infusion. Secondary endpoints will include characterization of blood pressure changes over 24 hours, the number of patients requiring rescue therapy (vasopressors, inotropes or mechanical devices), assessment of renal function and measures associated with safety and tolerability. The study will also evaluate the safety and side effect profile of istaroxime in this patient population. In March 2022, we completed enrollment of 60 patients and expect data to be available in April 2022. The global COVID-19 pandemic has had a disruptive effect on hospital resources (including in ICUs) where this study is being conducted. The COVID-19 pandemic has impacted the severity of illness of patients presenting with early cardiogenic shock and/or conditions that could lead to early cardiogenic shock. In addition, the geographic mix of patients can impact the outcome of a clinical trial, and with the global spread of COVID-19 occurring in waves, the mix of patients across countries has fluctuated. How these dynamics could potentially impact both timelines and outcomes is unknown.

AHF

Istaroxime has been evaluated in six clinical trials assessing various doses in 280 patients, including two phase 2 clinical trials. In a phase 2a randomized, double-blind, placebo-controlled, dose-escalation clinical trial, three doses of istaroxime were evaluated in a study of 120 hospitalized patients (approximately 30 patients per cohort) with AHF and reduced left ventricular ejection fraction. The three doses of istaroxime were administered intravenously over six hours. In this clinical trial, the primary endpoint of lowering of PCWP was significantly improved in all three doses relative to placebo, and certain secondary hemodynamic endpoints (increased systolic blood pressure and decreased heart rate) also improved. The main side effects were vomiting (7.9%) and pain at the infusion site (5.6%); one severe adverse event of ventricular tachycardia was observed. The favorable effects on PCWP, blood pressure and heart rate provided the basis for moving the program forward into a phase clinical 2b trial and for selecting the doses to study.

The primary endpoint of the istaroxime phase 2b clinical trial for AHF was a change from baseline to 24 hours after start of infusion (Day 1) in E/e’ with istaroxime 0.5 or 1.0 µg/kg/min compared to placebo. The E/e’ ratio is a marker of the function of the left ventricle, or LV, of the heart and was measured using doppler echocardiography read by a central laboratory. Secondary endpoints included change in other parameters of cardiac function, such as diastolic function, or E/A, stroke volume, or SVI, left ventricle ejection fraction, or LVEF, LV volumes, left atrial, or LA, area, interior vena cava, or IVC, diameter. A 24-hour infusion of istaroxime was associated with significant improvements in cardiac function, in both dosing groups, with a mean E/e' of -4.55 for the 0.5 µg/kg/min group and -3.16 for the 1.0 µg/kg/min group, compared with mean placebo E/e’ ratios of -1.55 and -1.08, respectively. Twenty-four-hour infusions of istaroxime were also associated with substantial increases in stroke volume in both dosing groups, with a mean SVI value of 5.33 ml/beat/m2 for the 0.5 µg/kg/min group and 5.49 ml/beat/m2 for the 1.0 µg/kg/min group, compared with the mean placebo SVI of 1.65 ml/beat/m2 and 3.18 ml/beat/m2, respectively. Importantly, subjects also maintained or increased SBP, with a mean change in SBP of 2.82 mmHg for the 0.5 µg/kg/min group and 6.1 mmHg for the 1.0 µg/kg/min group, compared with the mean placebo SBP values of -2.47 mmHg and 2.7 mmHg, respectively. There were no signs of increased risk for arrhythmias or increased troponin levels (a marker of heart muscle damage) during or after istaroxime infusion. Additionally, blood pressure tended to increase, and heart rate decreased, during the infusion with istaroxime, which may have contributed to the short-term trend toward improvement in renal function. The findings were consistent with the physiologic improvements seen in the phase 2a study and the effects of istaroxime in AHF.

Istaroxime was generally well tolerated. Istaroxime did not appear to be associated with an increased risk for arrhythmias or increases in cardiac troponin T. The rate of cardiovascular-related adverse events was 23% for placebo, 10% for istaroxime low dose, and 18% for istaroxime high dose, with cardiac failure occurring in 3%, 5% and 8% of placebo, low dose and high dose patients, respectively. The cases of cardiac failure were reported by the investigator as “worsening of heart failure” symptoms that occurred approximately 10-14 days after study drug administration and were not considered to be drug related. The most common adverse drug reactions reported included pain at infusion site, generally associated with use of short catheters, and dose-related gastrointestinal adverse events in 5%, 10% and 38% of placebo, low dose and high dose patients, respectively. Serious adverse events included one cardiac death and one case of cardiogenic shock (in the same patient who died) in the istaroxime 1.0 µg/kg/min group, two cases of cardiac failure in the 0.5 µg/kg/min group, three cases of cardiac failure in the 1.0 µg/kg/min group, and one case of renal embolism in the 1.0 µg/kg/min group.

Based on feedback from the FDA in June 2019 and discussions with our scientific advisors, to advance istaroxime for the treatment of AHF potentially through the phase 2 clinical program and be in a phase 3-ready position, our strategy includes, subject to adequate resources, planning an additional phase 2 clinical trial that will enroll approximately 300 patients in approximately 60 clinical sites globally. This trial will focus on treating heart failure patients with low blood pressure, who also tend to be diuretic resistant, as a patient population that we believe could particularly benefit from the unique profile and potential ability of istaroxime to increase cardiac function and increase blood pressure while maintaining or improving renal function. This trial will also collect data on measures that may serve as primary endpoints in a phase 3 clinical trial, and will include an optimized dosing regimen, potentially extending the infusion time beyond 24 hours. We currently do not have sufficient capital to execute this clinical trial. We are exploring capital from public and private equity offerings and potential strategic opportunities to fund the initiation of this clinical trial, and plan to initiate the clinical trial after obtaining adequate funding. We plan to closely monitor the impact of the COVID-19 pandemic and its impact on hospital resources and resulting potential changes in regulatory timelines for conducting non-COVID-19-related clinical trials.

Manufacturing

Istaroxime is manufactured for us by an affiliate of Lee’s (HK).

The API used in production of the drug product candidate is manufactured by ScinoPharm Taiwan, Ltd.

We contracted with Clinigen for the receipt, labeling, packaging and distribution of drug and materials to support the istaroxime phase 2 clinical trial in early cardiogenic shock.

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

Rostafuroxin has demonstrated efficacy in Caucasian patients in treatment naïve hypertension in a phase 2b trial. During the second quarter, we concluded an initial process to test the industry’s interest in investing in our product candidate. We currently have not been able to secure a licensing transaction or other strategic opportunity. As a result, we recorded an impairment of the related intangible asset (see, Note 4 – Accounting Policies and Recent Accounting Pronouncements – Goodwill and Intangible Assets). Based on feedback received from potential licensing partners, we have determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. We do not intend to conduct the additional phase 2 clinical trial without securing such an arrangement or partnership.

Manufacturing

The drug product candidate for rostafuroxin is manufactured by an affiliate of Lee’s (HK).

The API used in the production of the drug product candidate is manufactured by SciAnda (Changshu) Pharmaceutical, Ltd.

Preclinical Heart Failure Product Candidates

We are pursuing early exploratory research to assess our preclinical follow-on oral and intravenous SERCA2a activator heart failure compounds. To advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements or other strategic opportunities.

KL4 Surfactant

We believe our KL4 surfactant and ADS technologies may potentially support a product pipeline to address a range of serious respiratory conditions in children and adults. Since completing our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs not already transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

COVID-19 related Lung Injury Overview

Patients with COVID-19 pneumonia may progress to ARDS and require supplemental oxygen and mechanical ventilation. ARDS has no approved therapies and is associated with significant morbidity, mortality and healthcare resource utilization. The COVID-19 virus infects via angiotensin-converting enzyme 2 receptor, or ACE2, on surfactant producing cells in the lung. This impairs surfactant production, resulting in poor gas exchange, decreased lung compliance, and increased likelihood of needing mechanical ventilation. Pre-clinical and clinical evidence shows surfactant replacement therapy has the potential to improve lung function, oxygenation, lung compliance and decrease pulmonary inflammation. These beneficial effects could lead to potential clinical improvements such as decreased need for mechanical ventilation, decreased time on ventilator (freeing the devices for other patients) and possibly mortality.

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

Clinical Development

COVID-19 related Lung Injury

In January 2022, we completed enrollment of 20 patients in our study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury. The phase 2 trial was designed to assess feasibility, safety, and tolerability of administration of reconstituted lyophilized lucinactant in these critically ill patients. The multicenter, single-arm study enrolled 20 critically ill patients who were intubated and on mechanical ventilation due to severe COVID-19 associated ARDS. Patients received lucinactant as a liquid via the endotracheal tube assessing safety and tolerability of the administration procedure and of the drug. Oxygenation and other physiological responses were also measured. Study sites were in the U.S. and Argentina.

The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Lucinactant was safely administered to critically ill, mechanically ventilated patients with severe COVID-19 associated ARDS. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

AEROSURF

Overview

AEROSURF® (lucinactant for inhalation) is an investigational drug/medical device combination product candidate to improve the management of RDS in premature infants who may not have fully developed natural lung surfactant and may require surfactant therapy to sustain life. AEROSURF is designed to deliver aerosolized KL4 surfactant noninvasively using our proprietary ADS technology and potentially may meaningfully reduce the use of invasive endotracheal intubation and mechanical ventilation.

Clinical Development

On March 18, 2020, we entered into the Term Sheet with Lee’s (HK) pursuant to which Lee’s (HK) agreed to provide financing to fund the development of AEROSURF for the period April 1, 2020 through September 30, 2020 and make payments of up to $3.9 million (which was reduced to $2.8 million under specified circumstances) prior to September 1, 2020. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020. Pursuant to the PF Agreement, Lee’s (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. In partial satisfaction of our obligations under the PF Agreement, we agreed to pay Lee’s (HK) 50% of any Commercialization Net Revenues (as defined in the PF Agreement) up to an amount that is equal to 125% of the Project Expenses (as defined in the PF Agreement) funded by Lee’s (HK). On November 12, 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement, and we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its own cost. Lee’s (HK) agreed to fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement. In 2021, we received payments totaling $1.0 million from Lee’s (HK) and no further amounts are due under the PF Agreement as of December 31, 2021.

Since the 2018 acquisition of CVie Investments Limited and its wholly owned subsidiary CVie Therapeutics Limited, istaroxime has become our primary focus for investment and execution due to what we believe represents a greater potential value opportunity for us and our stockholders. Since completing our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs not already transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

Manufacturing

KL4 surfactant is comprised of four APIs, which were previously supplied to us by sole-source suppliers under now expired supply agreements or purchase orders.

Our lyophilized KL4 surfactant was manufactured for us by Pharma Services Group, Patheon, part of Thermo Fisher Scientific, or Patheon. In March 2022, we provided notice to Patheon of our plans to wind-down our Master Services Agreement dated as of October 24, 2013 for the manufacture of lyophilized KL4 surfactant. Manufacturing of the KL4 drug product in both liquid and lyophilized forms is in the process of being transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement.

With respect to our ADS, we are currently undertaking a technology transfer of our device manufacturing process from Battelle Memorial Institute, or Battelle, to Mack Molding Company, or Mack, an FDA-registered medical device manufacturer. We currently have a Memorandum of Understanding with Mack to cover this transfer. Upon completion of the technology transfer to Mack, we expect that the manufacturing of the ADS will be transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement.

Material Licenses and Collaborations

Lee’s Pharmaceutical (HK) Ltd. Asia License Agreement

We are party to an Asia License Agreement with Lee’s (HK), an affiliate of Lee’s Holdings. Under the Asia License Agreement, we granted to Lee’s (HK) an exclusive license with a right to sublicense (i) to develop, manufacture and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for RDS in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, including the ADS, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes China, Japan, Hong Kong, Thailand, Taiwan and 12 other countries. Under the Asia License Agreement, Lee’s (HK) made an upfront payment to us of $1.0 million. We also may receive up to $35.8 million in potential clinical, regulatory and commercial milestone payments and will share in any sublicense income Lee’s (HK) may receive at a rate equal to low double digits. In addition, Lee’s (HK) is responsible for all costs and expenses in and for the licensed territory related to development activities, including a planned AEROSURF phase 3 clinical program, regulatory activities, and commercialization activities.

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

Universita degli Studi di Milano-Bicocca Collaboration Agreement

In April 2015, our subsidiary, CVie Therapeutics Limited, or CVie Therapeutics, entered into an Agreement for Scientific Collaboration, or the 2015 Agreement, with the Universita degli Studi di Milano-Bicocca, or Bicocca, in Milan, Italy, focused on defining the role of SERCA2a and phospholamban, or PLN, in modulating cardiac contraction, and discovering new small molecules to modulate SERCA2a activity or new drugs for treating chronic and acute human heart failure. The initial term of the 2015 Agreement, which was three years, was extended for approximately an additional year, with an option for further renewal. In June 2019, we entered into a new Agreement for Scientific Collaboration with Bicocca, or the 2019 Agreement, focused on continuing the studies under the 2015 Agreement. The 2019 Agreement supersedes and replaces all prior agreements with Bicocca.

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

On March 19, 2021, we entered into an Agreement for Scientific Collaboration, or the New SERCA2a Agreement, with Bicocca, which extends our collaboration. The New SERCA2a Agreement amends and restates the recently expired terms of the prior collaboration agreement. Under the New SERCA2a Agreement, we will provide Bicocca with approximately € 0.2 million (approximately $0.2 million) for research activities and to cover laboratory space and operation costs. Results obtained from the collaboration will be jointly owned by the parties. However, Bicocca will assign to us its interest in patent applications and patents covering any new SERCA2a compounds and diagnostic products suitable for further clinical development. We have agreed to pay Bicocca (corresponding to stage of development): (i) € 25,000 for execution of an assignment to us of Bicocca’s interest in the patent at issue, (ii) € 75,000 for new SERCA2a compounds developed up to phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in isolated cells and (iii) € 1.5 million upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products.

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

Under the PM License Agreements, we are obligated to pay royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field (as defined in the PM License Agreements) in the territories. In connection with exclusive undertakings of PMUSA and PMPSA not to exploit the aerosol technology for all licensed uses, we are obligated to pay royalties on all product sales, including sales of certain aerosol devices that are not based on the licensed aerosol technology; provided, however, that no royalties are payable to the extent that we exercise our right to terminate the license with respect to a specific indication. While there is no legal obligation under the PM License Agreements to make minimum royalty payments, in the event we do not make quarterly minimum royalty payments, PMUSA and PMPSA can terminate the PM License Agreements. In making such payments, we are entitled to reduce future quarterly royalties above the quarterly minimums in the amount of the true-up payments we make to satisfy minimum royalties for prior quarters. Our license rights extend to innovations to the aerosol technology that are made under the PM License Agreements.

In addition to customary termination provisions for breach of the agreements, we may terminate the PM License Agreements, in whole or in part, upon advance written notice to the licensor. In addition, either party to each PM License Agreement may terminate upon a material breach by the other party (subject to a specified cure period). PMUSA and PMPSA may also terminate the PM License Agreements in the event that we fail to make certain minimum royalty payments. Our license under each PM License Agreement, unless terminated earlier, will expire as to each licensed product, on a country-by-country basis, upon the latest to occur of: the date on which the sale of such licensed product ceases to be covered by a valid patent claim in such country; the date a generic form of the product is introduced in such country; or the tenth anniversary of the first commercial sale of such licensed product.

Battelle Collaboration Agreement

In October 2014, we entered into a Collaboration Agreement with Battelle, or, as amended, the Battelle Collaboration Agreement, for the development of our new ADS for use in our phase 3 program. We had previously worked with Battelle, which has expertise in developing and integrating aerosol devices using innovative and advanced technologies, in connection with development of our phase 2 ADS used in the AEROSURF phase 2b clinical trial. Under the Battelle Collaboration Agreement, we and Battelle shared the costs of development for a three-stage development plan that included planning, executing the project plan and testing and completing verification and documentation of a new phase 3 ADS, putting us in a position to manufacture a new phase 3 ADS for use in the remaining AEROSURF development activities, including a potential phase 3 clinical program, and, if approved, initial commercial activities. We retained final decision-making authority over all matters related to the design, registration, manufacture, packaging, marketing, distribution and sale of the phase 3 ADS. We and Battelle shared the costs of the project plan equally. Battelle agreed to bear the cost of any cost overruns associated with the project plan and we agreed to bear the cost of any increase in cost resulting from changes in the scope of the product requirements. We also agreed that, if Battelle successfully completed the project plan in a timely manner, we would pay Battelle royalties equal to a low single-digit percentage of the worldwide net sales and license royalties on sales of AEROSURF for the treatment of RDS in premature infants, up to an initial aggregate limit of $25.0 million, which under a payment restructuring agreement (discussed below), was increased to $35.0 million. The Battelle Collaboration Agreement will end at the time we fulfill our payment obligations to Battelle, unless sooner terminated by a party as provided therein.

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

Johnson & Johnson License Agreement

Our precision-engineered KL4 surfactant technology was invented at The Scripps Research Institute, or Scripps, and was exclusively licensed to and further developed by Johnson & Johnson, or J&J. Pursuant to a license agreement, dated October 28, 1996, with J&J and its wholly owned subsidiary, Ortho Pharmaceutical Corporation, or the J&J license, we obtained an exclusive, worldwide license and sublicense to a series of over 30 patents and patent filings (worldwide), or the J&J Patents. All J&J Patents have expired. Under the license agreement, we are obligated to pay the licensors fees of up to $3.0 million in the aggregate upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for certain designated products. We have made milestone payments totaling $1.0 million to date. In addition, the agreement provides that we are required to pay royalties at different rates based on the type of revenue and country, in amounts in the range of a high single-digit percent of net sales (as defined in the license agreement) of licensed products sold by us or sublicensees, or, if greater, a percentage of royalty income from sublicensees in the low double digits. The license agreement provides that the license will expire, on a country-by-country basis, upon the payment of royalties for all licensed products for ten years beginning on the date of the first commercial sale of the first licensed product in such country. Thereafter, the license agreement provides that royalties shall be paid in respect of a licensed product until the expiration of the last licensed patent containing a valid claim covering the licensed product in such country. For countries in the EU in which royalties are paid only by virtue of licensed know-how, royalties shall be payable commencing from the date of first commercial sale of the first licensed product in such country and ending on the earlier of (i) the date on which the licensed know-how becomes public or (ii) the tenth anniversary of the first commercial sale of the first licensed product in any country of the EU. In addition to customary termination provisions for breach of the agreement by a party, we may terminate the agreement, as to countries other than the U.S. and Western Europe territories (as defined in the agreement), on a country-by-country basis, on six months’ prior written notice; and as to the entire agreement, on 60 days’ prior written notice.

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

Our Patents and Patent Applications Related to Rostafuroxin, Istaroxime and SERCA2a Activators

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

●	Istaroxime-Related Patents and Patent Applications

In November 2019, we filed an international patent application PCT/US2019/060961, directed to methods of treating AHF through an extended istaroxime dosing regimen, as well as to metabolites of istaroxime having SERCA2a stimulating activity. The international application entered the national phase in China on December 31, 2019 (Application No. 201980003356.1), and in the following PCT contracting states/regions in September and October of 2021: Australia, Brazil, Canada, European Patent Office, Israel, Hong Kong (extended from China), Japan, Mexico, Republic of Korea, and Singapore. This patent family will expire on or about November 12, 2039.

An expedited U.S. patent application based on PCT/US2019/060961 was filed with the United States Patent and Trademark Office, or USPTO, on April 16, 2020, and issued as U.S. Patent No. 11197869 on December 14, 2021. The U.S. Patent, titled: “Istaroxime-Containing Intravenous Formulation for the Treatment of Acute Heart Failure (AHF),” covers longer infusion durations of istaroxime for improved outcomes in the treatment of acute heart failure. In particular, the patent refers to results in improvement in at least one echocardiographic indicator of diastolic function, which we attribute to the SERCA2a mechanism of action of istaroxime and its metabolites. A follow-on U.S. continuation patent application has been filed and is pending before the USPTO.

●	New Compounds for Treatment of Heart Failure and Related Conditions

Two patent application families have resulted from research under the 2019 Agreement with Bicocca. Pursuant to that agreement, those patent families have been or are obligated to be assigned to CVie (or to us).

In July 2018, the parties to the 2019 Agreement filed European Application No. EP18185753.3, directed to 17ß-heterocyclyl-digitalis like compounds and their use for the treatment of heart failure and related conditions. International application PCT/EP2019/069283, based on the European application, was filed in July 2019. National applications based on PCT/EP2019/069283 were filed in January and February 2021 in Australia, Brazil, Canada, China (extended into Hong Kong), Israel, Japan, Mexico, Republic of Korea, Singapore, and the U.S. Patents granted on this family of applications will expire on or about July 17, 2039.

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

Trade Secrets

In addition to our patent exclusivities, we rely on trade secrets to protect and maintain our competitive position. We take measures to protect and maintain our trade secrets and know-how licensed to us or developed by us by entering in confidentiality agreements with third parties. Our trade secrets and know-how include information related to manufacturing processes for our drug product candidates and devices, analytical methods and procedures, research and development activities, provisional patent applications, as well as certain information provided to the FDA that was not made public which relates to our regulatory activities and clinical trials.

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

Fast Track Designations

The FDA has granted Fast Track designation for (i) istaroxime for the treatment of AHF, (ii) AEROSURF for the treatment of RDS in premature neonates, and (iii) SURFAXIN® for the prevention and treatment of BPD in premature neonates and the treatment of ARDS in adults. We believe that other of our product candidates may qualify for Fast Track or Breakthrough Therapy designation or other expedited programs. These designations and programs are intended to facilitate and expedite development and review of a New Drug Application, or NDA, to address unmet medical needs in the treatment of serious or life-threatening conditions. See the section titled “- Government Regulation - Drug Products - Fast Track Designation.”

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

Drug Products

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND application, which must be accepted before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

Clinical trials involve the administration of the IND to volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee - typically a panel that includes clinicians and other experts - for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMPs, is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

Pre-market Authorization and Notification

While most Class I and some Class II devices can be marketed without prior FDA authorization, most medical devices can be legally sold within the U.S. only if the FDA has: (i) approved a premarket approval application, or PMA, prior to marketing, generally applicable to Class III devices; or (ii) cleared the device in response to a premarket notification, or 510(k) submission, generally applicable to Class I and II devices. Some devices that have been classified as Class III are regulated pursuant to the 510(k) requirements because the FDA has not yet called for PMAs for these devices. Other less common regulatory pathways to market for certain devices include the de novo classification process, the humanitarian device exception, or a product development protocol.

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

The European Union Medical Devices Directive, or MDD, sets out the basic regulatory framework for medical devices in the EU. This directive has been separately enacted in more detail in the national legislation of the individual member states of the EU. On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), or MDR, which repeals and replaces the MDD and the Active Implantable Medical Devices Directive. The changes were prompted by divergent interpretations of the current directives and to address issues concerning product quality and performance. The MDR went into effect on May 26, 2021, and it:

●	strengthens the rules on placing devices on the market and reinforces surveillance once they are available;

●	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	sets up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU; and

●	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Under both the MDD and the MDR, the system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with a Conformitè Europëenne mark, or CE mark, which shows that the device has a Certificat de Conformité, also referred to as a Certificate of Conformance. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD (and now the MDR) within their jurisdiction. The means for achieving the requirements for CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before a CE mark can be placed on a product, known as a conformity assessment. Conformity assessments for products are carried out as required by the MDD (and now the MDR). Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-certify compliance with the MDD (and now the MDR) based on a self-assessment of the conformity of its products with the essential requirements of the EU MDD, a conformity assessment procedure requires the intervention of an organization accredited by a member state of the European Economic Area, or EEA, to conduct conformity assessments, or a Notified Body. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the EU without further conformance tests being required in other member states.

Under transitional provisions provided in the MDR, medical devices that had valid CE Certificates of Conformity issued under the MDD prior to May 26, 2021 may, provided related obligations are respected, continue to be placed on the EEA market for the remaining validity of the certificate, and until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked on the basis of the MDR may be placed on the market in the EEA.

Post-Brexit, the MDR does not apply in the United Kingdom, or UK, (except for Northern Ireland, which under the Northern Irish Protocol is bound by certain EU laws). The medical device legislative framework in the UK is set out in the Medical Devices Regulations 2002. These regulations are based on the previous medical device directives of the EU, but have been amended so that they function properly now that the UK is no longer part of the EU. The Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UK Conformity Assessed marking (although EU CE marks will be recognized until June 30, 2023), requiring manufacturers outside of the UK to appoint a UK Responsible Person if they place devices on the market in the UK and more wide-ranging device registration requirements.

In addition, there are new regulations for in vitro diagnostics, Regulation (EU) 2017/746 on In-Vitro Diagnostic Devices, and these will fully apply beginning in May 2022.

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

The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.i

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror/payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the healthcare fraud statute, which prohibits knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations, or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Privacy and Security laws

HIPAA, as amended by HITECH, and their respective implementing regulations, impose privacy, security transmission and breach reporting obligations with respect to individually identifiable health information, including protected health information, or PHI, upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve individually identifiable health information, including PHI. HIPAA imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors, as well as knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government-sponsored programs. Similar to the federal Anti-Kickback Statute, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, state attorney generals have authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

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

There have been significant ongoing efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions were suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the Affordable Care Act or any of its provisions.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans by increasing from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

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

Further changes to and under the Affordable Care Act remain possible, but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future.

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

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the Securities and Exchange Commission, or the SEC, and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Recent enacted legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.

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

CVie Acquisition

In December 2018, we acquired CVie Investments Limited, or CVie Investments, an exempted company with limited liability incorporated under the laws of the Cayman Islands, which we refer to herein as the CVie Acquisition. Since the CVie Acquisition, we have operated CVie Investments and its wholly owned subsidiary, CVie Therapeutics Limited, or CVie Therapeutics, a Taiwan corporation organized under the laws of the Republic of China, as a subsidiary focused on the development of drug product candidates for cardiovascular diseases.

Employees and Human Capital Resources

As of March 31, 2022, we have 33 full-time employees, 28 of whom are based in the U.S. Our employees are skilled in drug and device development, including clinical trial design, clinical operations in support of our clinical trials and related activities, corporate administration, finance and business development. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. We also work with independent professional advisors and consultants to support our program development activities, particularly in the areas of drug product development, regulatory, compliance, and international clinical operations.

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

Available Information

We file annual, quarterly and current reports, proxy or stockholder information statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, certain and other information that we may file electronically with the SEC (http://www.sec.gov). We maintain our corporate website at http://www.windtreetx.com. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

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

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2021 and 2020, we had operating losses of $77.3 million and $30.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $785.3 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

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

Our losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2021, we had cash and cash equivalents of $22.3 million and current liabilities of $4.9 million. As of March 31, 2022, we believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the first quarter of 2023. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential licensing arrangements, alliances and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next 12 months following the date that the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of the ongoing COVID-19 pandemic and geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2021 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2021 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Our existing cash and cash equivalents are not sufficient to fund operations for at least the next 12 months. We currently do not have sufficient capital to execute our planned phase 2 clinical trial of istaroxime for the treatment of AHF. We are exploring capital from public and private equity offerings and potential strategic opportunities to fund the initiation of this clinical trial, and plan to execute the clinical trial after obtaining adequate funding.

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

Our future capital requirements will depend on many factors, including:

●

the type, number, scope, progress, expansions, results, costs and timing of our clinical trials and preclinical studies of our product candidates, which we are pursuing or may choose to pursue in the future;

●	the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;

●	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;

●	the costs, terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;

●	costs associated with any product candidates or technologies that we may in-license or acquire; and

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from payors and adequate market share and revenue for any approved products.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

Global financial markets have recently, and may continue to, experience extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability as a result of the ongoing COVID-19 pandemic, political unrest, and other factors beyond control. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and China or continued escalation in conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, China or Russia, also could lead to disruption, instability, and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, or developments relating to the ongoing COVID-19 pandemic, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

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

We have recorded significant goodwill and intangible assets on our consolidated balance sheets as a result of the acquisition of CVie Therapeutics in December 2018. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to IPR&D of istaroxime and rostafuroxin. In accordance with applicable accounting standards, we are required to review intangible assets and goodwill for impairment on an annual basis, or more frequently where there is an indication of impairment. During the second quarter of 2021, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. Due to these developments, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of intangible assets of $37.8 million during the second quarter of 2021. As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets, we reassessed certain of the assumptions related to our rostafuroxin drug candidate due to the current macroeconomic conditions which have made it harder to secure the funding needed to conduct the additional phase 2 clinical trial and have therefore delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was again less than its carrying value and recorded an additional loss on impairment of intangible assets of $7.2 million during the fourth quarter of 2021. No events or changes in the business environment occurred during 2021 that would indicate that the fair value of the IPR&D related to our istaroxime drug candidate or our goodwill was impaired. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. However, if we are unable to secure such an arrangement or partnership, or if we secure an arrangement for an amount less than anticipated, we may have to record additional impairments related to rostafuroxin in the future, which may materially adversely affect our results of operations and financial condition.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we are required to furnish a report by our management on our internal control over financial reporting. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the Securities and Exchange Commission, or the SEC, we could face severe consequences. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Moreover, responding to such investigations, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Risks Related to our Development Activities and Regulatory Approval of our Product Candidates

We are substantially dependent on the success of our lead product candidate istaroxime. To the extent that our clinical development of istaroxime is not successful, our business, financial condition, and results of operations may be materially adversely affected and the price of our common stock may decline.

We currently have no product candidates approved for sale, and we may never be able to develop marketable products. We are focusing a significant portion of our activities and resources on our lead product candidate, istaroxime, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully obtain regulatory approval for istaroxime. The clinical development and regulatory approval of istaroxime is subject to many risks, including the risks discussed in other risk factors, and istaroxime may not receive marketing approval from any regulatory agency. If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to istaroxime do not meet our or others’ expectations, the market price of our common stock could decline significantly. Should the results of our clinical development program be insufficient to support regulatory approval, we may be forced to rely on our other product candidates, which will require additional time and resources to obtain regulatory approval. There can be no assurance that we will be able to successfully develop istaroxime.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process as a result of inadequate study design, inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. For example, conducting a toxicology study as part of the preclinical program for istaroxime, to be included in a required regulatory submission, could result in unanticipated findings that could potentially negatively impact the ongoing clinical program for istaroxime. In addition, there is not data currently available to show the impact of istaroxime on early cardiogenic shock. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. As a result, data we obtain from our phase 2 clinical trials may not accurately predict phase 3 trial results, whether due to differences in sample size, study arms, duration, endpoints, or other factors. If any of our product candidates should fail to perform as designed in their respective phase 3 clinical programs, such failures could adversely affect the results of our clinical development program despite promising results in earlier trials. If clinical trials for any of our product candidates fail to demonstrate safety or efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or the equivalent regulatory authorities in other countries, the FDA or the equivalent regulatory authorities in other countries will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if we are required to cease development activities on any of our recently acquired product candidates due to adverse clinical results or otherwise, it could result in impairment of related intangible assets and goodwill on our consolidated balance sheets.

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

Although our team has significant experience with designing and conducting clinical trials, and has access to data, preclinical work and research conducted by our predecessor concerning istaroxime and expertise in the development of cardiovascular product candidates generally and the treatment of AHF in particular, we have limited experience in conducting clinical trials through to regulatory approval for the treatment of early cardiogenic shock. In addition, while we believe that our KL4 surfactant may have the potential to be an effective intervention for influenza-induced acute lung injury, or ALI, and have previously conducted preclinical studies assessing the utility of KL4 surfactant in the treatment of influenza-induced ALI and, in 2009, conducted a clinical trial assessing our KL4 surfactant in young children after exposure to serious respiratory infections such as influenza (including the type A serotype referred to as H1N1) or respiratory syncytial virus, we do not have experience in conducting clinical trials through to regulatory approval of a product candidate for patients with COVID-19 associated lung injury. We also have not produced any prior clinical or preclinical data in these indications. In part because of this lack of precedent, we are subject to development risks associated with studying new indications and cannot be certain that such developments will be successful.

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

●

failures or delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in obtaining contracts with clinical sites and required IRB approval at each site;

●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	competition with other studies for study patients;

●	changes to clinical trial protocol;

●	delays in recruiting suitable patients to participate in a trial;

●	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

●	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

●	clinical sites deviating from trial protocol or dropping out of a trial to the detriment of enrollment;

●	subjects experiencing severe or unexpected adverse events;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

●

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCPs, or other regulatory requirements;

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

We have conducted, and may in the future conduct, clinical trials for our product candidates at clinical sites located in the U.S. and outside of the U.S. If the FDA and other foreign equivalents raise concerns about certain of the clinical sites based on location and regulatory environment, they may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We have conducted and are expecting in the future to conduct one or more of our clinical trials for our product candidates at clinical sites located in the U.S. and outside of the U.S., including EU, China, Russia, and South America. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data may be subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an onsite inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an onsite inspection or other appropriate means. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

For example, we have previously conducted clinical trials in Russia, and may plan to do so again in the future. The escalation of tensions in the region, including Russia’s February 2022 invasion of Ukraine and the resulting imposition of economic and other sanctions by the U.S., EU, and many other nations on Russia, individuals in Russia, Russian businesses, and the Russian central bank, could disrupt or delay our ability to conduct clinical trial activities in Russia in the future. Although the length and impact of any military action are highly unpredictable, clinical trial sites in Russia and other countries may close, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for follow-up. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients enrolled in our future trials or our inability to conclude follow-up evaluations with patients that were enrolled in our completed clinical trial, could result in increased costs and could delay our anticipated timeline for the completion of our future clinical trials.

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact our ability to develop our product candidates.

The impact of the ongoing COVID-19 pandemic has resulted in, and will likely continue to result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. Efforts to contain the spread of COVID-19 have intensified at times to manage surges in the infection rate and deaths, and many countries have at times implemented severe travel restrictions, social distancing, and delays or cancellations of elective surgeries at different times. Notwithstanding the introduction of effective vaccines, COVID-19 is expected to continue affecting our ability and the ability of our employees, contractors, suppliers, and other partners to conduct normal business activities from time to time, including due to shutdowns that may be requested or mandated by governmental authorities.

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

Similarly, there is a risk that clinical supplies of our product candidates may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our product candidates, which could materially adversely impact our clinical trial and development timelines.

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

We may conduct clinical development in the U.S., Canada, the EU, Eastern Europe, Latin America, and Asia Pacific regions and sell our products in the U.S. and potentially in other major markets. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. To avoid the significant expense and lengthy time required to complete multiple regional clinical development programs, we expect to meet with relevant regulatory authorities. While we would prefer to design a single, global clinical development program that would satisfy the regulators in all of our target markets, there can be no assurance that our efforts will be successful. If we are unable to reach agreement with the various regulatory authorities, we may not be able to pursue regulatory approval of our products in all of our selected markets.

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

If our competitors develop and receive FDA approval for treatments or vaccines for COVID-19, our commercial opportunity with respect to our development of KL4 surfactant for the treatment of lung injury and ARDS caused by COVID-19 may be reduced or eliminated.

There are numerous companies working on therapies to treat COVID-19 and/or vaccines to prevent or treat COVID-19. Multiple vaccines have received full FDA approval or emergency use authorization.

Furthermore, the FDA has authorized, and many companies are developing, therapeutics to treat COVID-19. The FDA requires us to conduct clinical trials for the approval of KL4 surfactant as a therapy for COVID-19-related lung injury and ARDS and enrollment in such trials may be impacted given the commercial availability of approved or authorized vaccines and/or therapies. The success or failure of other vaccines and/or therapies, or perceived success or failure, may adversely impact our ability to obtain any future funding for our KL4 surfactant development efforts or for us to ultimately commercialize any product candidate, if authorized or approved. In addition, we may not be able to compete effectively if our product candidate does not satisfy government procurement requirements with respect to biodefense products.

If competing therapies are approved, such approval could have a material adverse impact on our ability to commercialize KL4 surfactant as a therapy for COVID-19-related lung injury and ARDS. The speed at which all parties are acting to create and test many treatments and vaccines for COVID-19 is unusual and evolving or changing plans or priorities within the FDA and other branches of the U.S. government involved in the fight against the pandemic, including changes based on new knowledge of COVID-19, new COVID-19 variants and how the disease affects the human body, may significantly affect the regulatory timeline for KL4 surfactant. In addition, there are numerous clinical trial programs in progress for COVID-19 therapies which are all competing for largely the same patient population for enrollment. This problem is exacerbated by changing rates of infection and spread. Many of our competitors and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales and human resources capabilities than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours.

Because we have multiple product candidates in our clinical pipeline, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we may focus on specific product candidates, indications and development programs at any time. We also may plan to conduct several clinical trials for multiple product candidates in parallel over the next several years, which may make our decision as to the product candidates on which we will focus more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, license agreements and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, following a decision by our licensee in Asia to terminate a funding agreement for AEROSURF clinical development in the EU, we ceased our development activities for AEROSURF. To support the further development of AEROSURF, we are pursuing one or more licensing agreements. This decision was driven by our desire to focus on acute cardiovascular and other KL4 surfactant programs, primarily treatment of lung injury in patients with COVID-19.

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

We have received Fast Track designation from the FDA for istaroxime for the treatment of acute heart failure, or AHF. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other product candidates, we may not receive such a designation from the FDA.

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

In addition, we believe that istaroxime may fulfill an unmet medical need in early cardiogenic shock based on the profile observed in prior phase 2 clinical studies in AHF, in which istaroxime increased systolic blood pressure, or SBP, suggesting that istaroxime could potentially contribute to the clinical improvement of select patients in cardiogenic shock due to heart failure. If our ongoing clinical study is successful, we believe there may be an opportunity to explore an expedited regulatory pathway and review of istaroxime for the treatment of early cardiogenic shock.

We may not be able to obtain or maintain Orphan Drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as Orphan Drugs. In the U.S., Orphan Drug designation entitles a party to financial incentives such as tax advantages and user-fee waivers. In addition, if a product candidate that has Orphan Drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug. A drug is clinically superior if it is safer, more effective, or makes a major contribution to patient care. The FDA has granted Orphan Drug designation for our (i) KL4 surfactant (lucinactant) for the treatment of RDS in premature infants, (ii) our KL4 surfactant for the prevention and treatment of BPD in premature infants, (iii) our KL4 surfactant for the treatment of ARDS in adults, and (iv) our KL4 surfactant for the treatment of cystic fibrosis.

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

From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

In order to market our product candidates in the EU or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our product candidates in markets outside the U.S., it would negatively affect our overall market penetration.

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

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off- label uses. If we are found or alleged to have improperly promoted any of our products, if approved, for off-label uses, we may become subject to significant liability.

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

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

●	the inability of sales personnel to obtain access to or educate and appropriately persuade adequate numbers of physicians to prescribe any of our product candidates;

●	inability to obtain a competitive share of voice and frequency of meeting with physicians against multiple, larger competitors;

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

●	inability to control or influence partner sales and marketing personnel or their prioritization of promotion of our product candidates.

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates could limit our ability to market those product candidates and decrease our ability to generate revenue.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties, primarily outside of the U.S., to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

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

We currently do not have a back-up facility for our CMO for our drug product candidates, or our suppliers of APIs. If the parties we depend on for supplying our APIs and manufacturing our drug product candidates do not supply these products in a timely manner, it may delay or impair our ability to execute our development plans for our current and potential pipeline products. Such delays could adversely impact our operations and financial condition.

In most cases, we are dependent upon a single supplier to provide all of our requirements for each of our APIs. We rely on a single CMO, located in China, to manufacture each of our drug product candidates that meets appropriate content, quality and stability standards for use in preclinical programs and clinical trials. In most cases, we submit purchase orders to our CMO and API suppliers as needed and do not have contractual commitments to manufacture for us in the future. If we do not maintain these manufacturing and service relationships that are important to us and are not able to identify replacement suppliers, vendors and laboratories, our ability to obtain regulatory approval for our product candidates could be impaired or delayed and our costs could substantially increase.

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

We plan to rely on third parties, some of which are located outside the U.S., to manufacture our drug product candidates, which exposes us to risks that may affect our ability to maintain supplies of our clinical materials, and subject us to uncertainty associated with the international political climate, and could potentially delay our research and development activities, as well as eventual regulatory approval and commercialization of our drug product candidates.

Our manufacturing strategy involves manufacturing our drug product candidates using a CMO. We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our drug product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and QSR requirements for the manufacture of medical devices and other government regulations and corresponding international standards. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

Istaroxime and rostafuroxin are currently manufactured by an affiliate of Lee’s (HK) in Hefei, China. We expect that Lee’s (HK) will manufacture KL4 surfactant drug product candidate at an affiliate of Lee’s (HK) in Hefei, China. The APIs for istaroxime and rostafuroxin are manufactured in China and the APIs for KL4 surfactant are manufactured in the U.S. If the FDA is unable to inspect the manufacturing site in China or if it is able to inspect the site but finds it deficient in any way, to secure marketing approval for our product candidates in the U.S., and potentially other markets, we may be required to designate a different manufacturer for each of our drug product candidates. A technology transfer of a manufacturing process from one CMO to another can be time consuming and expensive and there can be no assurance that such a transfer will be successful or that a new manufacturer will be able to manufacture our drug product candidates successfully. Moreover, a technology transfer from one country to another may be subject to changing international legal and regulatory requirements in a potential difficult political climate. In addition, we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel and the third-party manufacturers may fail to manufacture our product candidate according to our schedule or at all. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturer cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

A third party’s failure to execute on our manufacturing requirements, technology transfers of our manufacturing and our planned future reliance on CMOs exposes us, among other things, to the following risks:

●	an inability to initiate or continue clinical trials of istaroxime or any future product candidates under development;

●	subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;

●

we may implement a plan to execute a technology transfer of our manufacturing process to a CMO and, after investing significant time and resources, learn that the CMO we chose is unable to successfully complete the technology transfer and thereafter manufacture our product candidates in accordance with our plan;

●

CMOs might be unable to manufacture our product candidates in the volume and to our specifications to meet our clinical and commercial needs, or we may have difficulty scheduling the production of drug product and devices in a timely manner to meet our timing requirements;

●

if we desire to make our drug product candidates and/or devices available outside the U.S. for clinical or commercial purposes, our CMOs would become subject to, and may not be able to comply with, corresponding manufacturing and quality system regulations or standards of the various foreign regulators having jurisdiction over our activities abroad. Such failures (such as in-country quality testing) could result in not only a loss of approved supply to that country, but a total loss of a lot (or lots) of materials globally and could restrict our ability to execute our business strategies;

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

Supply chain or manufacturing interruptions could negatively impact our operations and financial performance. In connection with our drug product manufacturing activities, for certain of our product candidates, we own certain specialized manufacturing equipment installed at our CMO. However, we do not have fully redundant systems and equipment to respond promptly in the event of a significant loss at a CMO’s manufacturing operations. Under certain conditions, we may be unable to produce our drug product candidates at the required volumes or to appropriate standards, if at all. The supply of any of our manufacturing materials may be interrupted because of supply shortages, poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors, which could involve a lengthy process, and result in increased expenses.

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

●	the level of investment funding we are able to achieve and apply to our development operations;

●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	our allocation of resources and ability to raise additional capital;

●	future changes in requirements to achieve regulatory approval;

●	future accounting pronouncements or changes in our accounting policies.

●	the capital markets stability and openness to investing;

●	delays associated with COVID-19 which will impact the ability of our healthcare systems and trial sites to conduct trials to varied degrees and times;

●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products; and

●	the level of demand for any approved products, which may vary significantly.

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

We are continually evaluating our business strategy and may modify this strategy to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations.

We plan to continually evaluate our business strategy and will modify our plans as necessary to achieve our objectives. In 2020, we modified our business strategy to preserve our limited capital and focus primarily on acute cardiovascular and KL4 surfactant for the treatment of lung injury in patients with COVID-19 and other similar indications. As part of our shift in priorities, our licensee in Asia is expected to continue the further development of AEROSURF for the treatment of RDS in China pursuant to the terms of our Asia License Agreement. For markets outside of Asia, including the U.S., we plan in the short term to seek one or more licensing transactions to support the development of AEROSURF and our lyophilized KL4 surfactant, including the U.S. If for any reason, our licensee in Asia does not proceed with development of AEROSURF, or if for any reason, we are unable to transfer the financial burden of AEROSURF to strategic partners or licensees in markets outside of Asia, we may determine that it is in our best interest to terminate some or all AEROSURF activity and cease some or all development activities in all markets. Such action could have a material adverse effect on our business, financial condition and results of operations.

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

We plan to continue evaluating our business strategy and may modify our strategy again in the future. To respond to changing circumstances, we may expand or alter our research and development activities from time to time and allocate resources to work on development of different products or may pace, delay or halt the development of potential product development programs. As a result of changes in our strategy, we may also change or refocus our existing drug development and manufacturing activities or our plans for commercialization of our product candidates, if approved. These decisions could require changes in our facilities and personnel and restructuring various financial arrangements. There can be no assurances that any product development or other changes that we implement will be successful or that, after implementation of any such changes, that we will not refocus our efforts on new or different objectives.

Our industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our product candidates obsolete.

Our industry is highly competitive and subject to rapid technological innovation and evolving industry standards. We compete with numerous existing companies in many ways. We need to successfully introduce new products to achieve our strategic business objectives. If we cannot successfully introduce new products, adapt to changing technologies or anticipate changes in our current and potential customers’ requirements, our product candidates may become obsolete and our business could suffer.

Many of our competitors’ companies have substantially greater research and development, manufacturing, marketing, financial, and technology personnel and managerial resources than we have. In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in developing products, preclinical testing and human clinical trials management, obtaining FDA approval and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in receiving FDA or foreign regulatory approval or commercializing products and obtaining patent protection before us. Our competitors may successfully secure regulatory exclusivities in various markets, which could have the effect of barring us or limiting our ability to market our product candidates in such markets. In addition, developments by our competitors may render our drug product candidates obsolete or noncompetitive.

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

The political and healthcare policy and reimbursement environment is becoming more challenging for pharmaceutical companies and medical device manufacturers and may adversely affect our business.

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

Given the increasing uncertainty in the healthcare and pharmaceutical industries as well as increased regulatory scrutiny on foreign investment, capital investment in our industry and our ability to attract capital investment is becoming more challenging. This trend, if continued, may restrict or impair our ability to gain necessary funding for continued development and, if approved, commercialization of our product candidates.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we or our strategic partners or collaborators are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our product candidates.

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

We are highly dependent upon the members of our executive management team and our directors, as well as our consultants and collaborating scientists. Many of these individuals have been involved with us for many years, have played integral roles in our progress and we believe that they continue to provide value to us. We have over the last few years lost long-term members of our executive team and certain professional, scientific and management personnel, due to retirement, shifts in our focus and other causes. The loss of such personnel potentially exposes us to a lack of ready recall and knowledge of past corporate events, risks previously identified and related learnings. As such, loss of any of our remaining key personnel may further increase the associated risk and may have a material adverse effect on aspects of our business and clinical development and regulatory programs. The loss of services from any of our executives could significantly adversely affect our ability to develop and market our product candidates and obtain necessary regulatory approvals. Further, we do not maintain key man life insurance.

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

As part of our long-term growth strategy, we engage in business development activities intended to identify strategic opportunities, including potential strategic alliances, joint development opportunities, acquisitions, technology licensing arrangements and other similar opportunities. Such opportunities may result in substantial investments in our business. Our success in developing product candidates or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for investment, alliance or acquisition; whether we are able to complete an investment, alliance or acquisition on terms that are satisfactory to us; the strength of our underlying technology, product candidates and our ability to execute our business strategies; any intellectual property and litigation related to these product candidates or technology; and our ability to successfully integrate the investment, alliance or acquisition into our existing operations, including to fund our share of any IPR&D projects. If we are unsuccessful in our business development activities, we may be unable to secure needed capital and expertise to support our development programs and our financial condition could be adversely affected.

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

We could be adversely affected by any interruption, including from breaches in cybersecurity, in our ability to conduct business at our current location.

We do not have redundant facilities. We perform substantially all of our research and development and back office activity in a small number of locations, including our headquarters in Warrington, Pennsylvania, research laboratories at Universita degli Studi di Milano-Bicocca, a university in Milan, Italy, which are made available to us under a collaboration agreement with the university, and a research laboratory at Chang Gung University in Taiwan under a separate collaboration agreement. We also depend upon third-party manufacturers and laboratories to manufacture our drug product candidates, APIs and our ADS and perform important API and drug product release testing and stability work.

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

We face a potential risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any of our product candidates or any other future product. For example, we may be sued if any product we develop, including any of our product candidates, or any materials that we use in our product candidates allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the U.S., claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our product candidates and our operations are regulated by numerous government agencies, both inside and outside the U.S. Our drug product candidates and medical devices must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. Our facilities and those of our third-party providers must pass inspection and/or be approved or licensed prior to production and remain subject to inspection at any time thereafter. Failure to comply with the requirements of the FDA or other regulatory authorities could result in warning or untitled letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of our product candidates, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could damage our reputation and have a material adverse effect on our sales.

If our product candidates are approved for commercial sale, we will be required to comply with not only the requirements of applicable regulators, but also will become subject to various laws regulating the sales, marketing, and distribution of healthcare-related products. The sales and marketing of products and relationships that pharmaceutical and medical device companies have with healthcare providers are under increasing scrutiny by federal, state and foreign government agencies. The FDA and other federal regulators have increased their enforcement activities with respect to the Anti-Kickback Statute, False Claims Act, off-label promotion of products, and other healthcare related laws, antitrust and other competition laws. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers.

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

Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the EEA and Switzerland. We rely on transfer mechanisms permitted under these laws, including EU Standard Contract Clauses. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the UK, Switzerland or other jurisdictions, we could be prevented from transferring personal data of patients or employees in those regions, all of which could have a material adverse effect on our business, operating results and prospects.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the Affordable Care Act and modified how it was implemented. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court upheld the Affordable Care Act and dismissed the case.

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

We are subject to certain risks associated with having assets, both physical and intangible, and operations located in Taiwan and a representative office in Italy. Our activity in Taiwan and Italy are subject to regulatory agencies, such as the Taiwan Food and Drug Administration and the Italian Ministry of Health. Our operations in foreign jurisdictions are conducted by our subsidiary, CVie Therapeutics, Taiwan, which also owns a substantial portion of our intellectual property. Our international operations may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, and increased government regulation, which could have a material adverse effect on our business, financial position, and operating results. In addition, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and China, including any potential resulting sanctions, export controls, or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, China or Taiwan, also could have an adverse impact on our international operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

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

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time, attention and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	significant negative financial impact;

●	the inability to commercialize our product candidates; and

●	a decline in our stock price.

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

Risks Related to Intellectual Property Matters

If we cannot protect our intellectual property, others could use our technology in competitive products. Even if we obtain patents to protect our product candidates, those patents may not be sufficiently broad, or they may expire and others could then compete with us.

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

The patents that we own or in-license have a limited life. Patents related to our cardiovascular drug products issued in the U.S., Europe and elsewhere have expired or will expire on various dates between 2028 and 2039.

Intellectual property rights of third parties could limit our ability to develop and market our product candidates.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product candidates that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome of any such claim is unpredictable. Trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed or reverse engineered by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were independently developed by a competitor, our business and competitive position could be harmed.

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

A small group of our investors, including Lee’s Holdings, may be able to exercise significant influence over our business strategy and operations.

As of March 31, 2022, Lee’s Holdings beneficially owns directly and through its affiliates, approximately 17% of our issued and outstanding shares of common stock and fund affiliates of our Chairman, James Huang, own directly and through affiliates approximately 9% of our issued and outstanding common stock. These investors could exercise their voting power in a coordinated fashion with a limited number of other investors to approve any matter requiring stockholder approval by written consent without a stockholder meeting. As a result, there is a risk that these investors could exert significant influence over the timing, scope, size or ultimate terms of our financing transactions and the process by which such corporate actions are permitted to proceed, or cause corporate actions to be approved even if their interests conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing institutional investors interested in us or a change of control that might be beneficial to our other stockholders.

In addition, affiliates of Lee’s Holdings in China serve as CMOs for istaroxime, rostafuroxin and potentially lyophilized KL4 surfactant. As such, we are highly dependent upon their performance to maintain our operational timelines and achieve planned milestones, and as a result, they may be in a position to exert leverage over our planning processes.

Our common stock is listed on the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

In May 2020, we successfully listed our common stock on the Nasdaq Capital Market, or Nasdaq. However, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including but not limited to the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement. If we fail to maintain compliance with the continued listing requirements, Nasdaq may take steps to delist our common stock. If such delisting should occur, it would likely have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or our By-Laws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain our principal executive offices at 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622. Our premises include corporate administration, research and drug development, clinical operations, regulatory affairs, and quality.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market, or Nasdaq, operated by The Nasdaq Stock Market LLC under the symbol “WINT.”

Holders of Our Common Stock

As of March 30, 2022, we had 40 holders of record of shares of our common stock, and there were 28,469,274 shares of our common stock issued and outstanding. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6. [Reserved].

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

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our Consolidated Financial Statements for the year ending December 31, 2021 and notes thereto, or Notes, included in this Annual Report on Form 10-K. See, Item 8 – Financial Statements and Supplementary Data.

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and secondarily in acute pulmonary diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of heart failure characterized by very low blood pressure and risk for hypoperfusion to critical organs. We believe that istaroxime has the potential to fulfill an unmet need in early cardiogenic shock. Our heart failure cardiovascular portfolio also includes sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators which activate SERCA2a. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. As potential oral agents, these candidates would be developed for chronic heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product candidate without securing such an arrangement or partnership.

Our pulmonary product candidate portfolio consists of a KL4 surfactant platform to address a range of serious respiratory conditions in children and adults. KL4 surfactant has been in development as a liquid instillate for noninvasive delivery as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for an open-label phase 2 pilot study to assess safety and tolerability in the COVID-19 acute respiratory distress syndrome, or ARDS, population and the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and ARDS resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. In January 2022, we completed enrollment of 20 patients in our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury. The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Lucinactant was safely administered to critically ill, mechanically ventilated patients with severe COVID-19 associated ARDS. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

Previously, we were also developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. We suspended all internal AEROSURF clinical activities in November 2020, because istaroxime, our lead product candidate, has become our primary focus for investment and execution as we believe development of istaroxime represents a greater value opportunity for us and our stockholders than development of KL4 surfactant. Since completing our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs that were not already transferred to our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients, or APIs, and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2021 and 2020, we had operating losses of $77.3 million and $30.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $785.3 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2021 and 2020

Net Loss and Operating Loss

The operating loss for the years ended December 31, 2021 and 2020 was $77.3 million and $30.3 million, respectively. The increase in operating loss from 2020 to 2021 was due to a $45.0 million non-cash loss on impairment of intangible assets and a $1.9 million increase in combined research and development and general and administrative expenses, which includes a $1.2 million increase in non-cash stock compensation expense and $0.5 million of non-cash expense related to equity consideration for a financial advisory service agreement.

The net loss for the years ended December 31, 2021 and 2020 was $67.6 million, or $2.73 basic net loss per common share, and $32.6 million, or $2.08 basic net loss per common share, respectively. Included in the net loss is (i) a $45.0 million non-cash loss on impairment of intangible assets in 2021; (ii) a deferred income tax benefit of $10.0 million related to the reduction of the deferred tax liability in 2021; (iii) $1.1 million in non-cash expense related to the modification of certain warrants in 2020; (iv) $0.3 million and $1.2 million in foreign currency losses in 2021 and 2020, respectively; and (v) interest expense of $0.1 million for both 2021 and 2020.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) raw materials, aerosol devices and supplies; (v) royalties; (vi) rents and utilities; (vii) depreciation; (viii) travel; and (ix) other. We expect to increase our investment in research and development in order to advance our product candidates through additional clinical trials. As a result, we expect that our research and development expenses will increase throughout the foreseeable future as we pursue clinical development of istaroxime and our other current and future product candidates. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020

Istaroxime - early cardiogenic shock	$3,236	$1,813
Istaroxime - AHF	1,551	966
KL4 surfactant	1,037	1,583
Preclinical studies	6	42
Total direct clinical and preclinical programs	5,830	4,404

Product development and manufacturing	4,360	4,474
Clinical, medical and regulatory operations	7,597	6,495
Total research and development expenses	$17,787	$15,373

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $3.1 million and $2.2 million for 2021 and 2020, respectively.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical development programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical device and drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies and other preclinical studies.

Total direct clinical and preclinical development programs expenses increased $1.4 million from 2020 to 2021 primarily due to (i) an increase of $1.4 million for ongoing clinical studies of istaroxime for early cardiogenic shock; (ii) an increase of $0.6 million for our continued development of istaroxime for AHF; partially offset by (iii) a decrease of $0.5 million for costs associated with KL4 surfactant.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, with our CMO, validation activities, quality assurance and analytical chemistry capabilities that support the manufacture of our drug products used in research and development activities, and our medical devices, including our ADS, (ii) design and development activities related to our ADS; and (iii) pharmaceutical and manufacturing development activities of our drug product candidates including development of istaroxime. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality control and assurance activities, analytical services, and expert consultants and outside services to support pharmaceutical and device development activities.

Product development and manufacturing expenses decreased $0.1 million from 2020 to 2021.

Clinical, Medical and Regulatory Operations

Clinical, medical and regulatory operations include (i) medical, scientific, preclinical and clinical, regulatory, data management and biostatistics activities in support of our research and development programs; and (ii) medical affairs activities to provide scientific and medical education support for our KL4 surfactant. These costs include personnel, expert consultants, outside services to support regulatory and data management, symposiums at key medical meetings, facilities-related costs, and other costs for the management of clinical trials.

Clinical, medical and regulatory operations expenses increased $1.1 million from 2020 to 2021 due to an increase of $0.6 million in personnel costs and employee-related incentive bonus expense and an increase of $0.5 million in non-cash, stock compensation expense.

Research and Development Expense by Major Expense Category

We also account for our research and development expense by major expense category as shown in the following table:

	Year Ended December 31,
(in thousands)	2021	2020

Contracted services	$8,116	$5,737
Salaries and benefits	4,906	4,768
Stock-based compensation	2,940	2,098
Royalties	800	800
Rents and utilities	541	503
Depreciation	149	145
Raw materials, aerosol devices and supplies	85	915
Travel	30	28
Other	220	379
	$17,787	$15,373

Contracted services include third-party costs of preclinical studies, clinical trial activities, certain components of our manufacturing operations, quality control and analytical stability and release testing of our drug products, consulting services, aerosol device design and engineering services, etc. The increase of $2.4 million from 2020 to 2021 is due to an increase in contracted research and clinical trials expense in 2021, primarily related to ongoing clinical studies of istaroxime for early cardiogenic shock and our continued development of istaroxime for AHF.

The decrease in raw materials, aerosol devices and supplies of $0.8 million from 2020 to 2021 is due to a $0.4 million purchase of KL4 surfactant raw materials during 2020 and a decrease in costs associated with our phase 2b bridging study as we ceased enrollment in the study in November 2020.

Royalties represent minimum royalties due under our licensing agreements with Philip Morris USA Inc. and Philip Morris Products S.A. for our ADS technology.

Other consists primarily of ongoing research and development costs such as insurance, taxes, education and training, and software licenses.

Research and Development Projects

A substantial portion of our cumulative losses to date relate to investments in our research and development projects, for which we incurred $33.2 million in expenses for the two-year period ended December 31, 2021. Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable. With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines. In view of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates are highly uncertain and cannot be estimated with any degree of certainty. In addition to the risks and uncertainties affecting our research and development projects discussed in this MD&A (see, Item 1A – Risk Factors), other risks could arise that we may not foresee that could affect our ability to estimate projections and timelines.

Ultimately, if we do not successfully develop and gain marketing approval for our drug product candidates, in the U.S. or elsewhere, we will not be able to commercialize, or generate any revenues from the sale of our products and the value of our company and our financial condition and results of operations will be substantially harmed.

General and Administrative Expenses

	Year Ended December 31,
(in thousands)	2021	2020

General and administrative expenses	$14,473	$14,944

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses include non-cash charges associated with stock-based compensation of $4.3 million and $3.6 million, respectively, for the years ended December 31, 2021 and 2020. General and administrative expenses decreased $0.5 million from 2020 to 2021 due to (i) a decrease of $0.8 million in severance costs; and (ii) a decrease of $0.4 million in personnel costs; partially offset by (iii) an increase of $0.7 million in non-cash, stock compensation expense.

Other (Expense) Income, Net

	Year Ended December 31,
(in thousands)	2021	2020

Interest income	$91	$122
Interest expense	(114)	(125)
Other expense, net	(320)	(2,246)
Total other expense, net	$(343)	$(2,249)

Interest Income

Interest income relates to income on our money market account and U.S. Treasury notes.

Interest expense

Interest expense in 2021 consists of interest expense associated with the loans payable. Interest expense in 2020 consists of interest expense associated with the loans payable and the collaboration and device development payables.

Other expense, net

Other expense, net in 2021 primarily consists of $0.3 million in losses on foreign currency translation. Other expense, net in 2020 primarily consists of $1.2 million in losses on foreign currency translation and $1.1 million in non-cash expense related to the modification of certain warrants.

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

We have incurred net losses since inception. Our net loss was $67.6 million and $32.6 million, respectively, for the years ended December 31, 2021 and 2020. Included in our net loss for the year ended December 31, 2021 is a $45.0 million loss on impairment of intangible assets related to rostafuroxin and a related $10.0 million deferred income tax benefit (see, Note 4 – Accounting Policies and Recent Accounting Pronouncements). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2021, we had an accumulated deficit of $785.3 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In March 2021, we received net proceeds of approximately $27.4 million related to a public offering of 9,230,500 units at a price per unit of $3.25. Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the March 2021 Warrants. The March 2021 Warrants were immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the year ended December 31, 2021, we sold 2,116,944 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $5.0 million and net proceeds of approximately $4.8 million (see, Note 10 – Stockholders’ Equity).

As of December 31, 2021, we had cash and cash equivalents of $22.3 million and current liabilities of $4.9 million. As of March 31, 2022, we believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the first quarter of 2023. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential licensing arrangements, alliances and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next 12 months following the date that the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through 12 months after the issuance of the accompanying financial statements.

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

Cash Flows

Cash flows for the years ended December 31, 2021 and 2020

Net cash outflows for 2021 consist of $23.7 million net cash used in operating activities, $0.3 million of net cash used in investing activities, and $29.4 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $23.7 million for the year ended December 31, 2021 and consisted primarily of (i) a net loss of $67.6 million, (ii) a non-cash deferred income tax benefit of $10.0 million, partially offset by (iii) a non-cash loss on impairment of intangible assets of $45.0 million, (iv) non-cash stock-based compensation of $7.2 million, (v) non-cash expense related to equity consideration for a financial advisory service agreement of $0.5 million, (vi) non-cash lease expense of $0.7 million, (vii) an unrealized loss on foreign exchange rate changes of $0.4 million, (viii) changes in operating assets and liabilities of $0.1 million, and (ix) depreciation and amortization of $0.2 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Investing Activities

Net cash used in investing activities was $0.3 million for each of the years ended December 31, 2021 and 2020. The net cash used in investing activities is due to $0.3 million in purchases of property and equipment in both 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $29.4 million and $20.0 million for the years ended December 31, 2021 and 2020, respectively, summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020

Proceeds from issuance of common stock and warrants, net of issuance costs	$27,390	$20,246
Proceeds from ATM Program, net of expenses	4,843	-
Proceeds from research and development funding arrangement	1,000	2,800
Proceeds from exercise of common stock warrants	-	141
Principal payments on loans payable	(3,872)	(3,229)
Proceeds from Paycheck Protection Program loan	-	547
Principal payments on Paycheck Protection Program loan	-	(547)
Net cash provided by financing activities	$29,361	$19,958

The following sections provide a more detailed discussion of our available financing facilities.

Financings Pursuant to Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings. In September 2020, we filed with the SEC a “shelf” registration statement on Form S-3 (No. 333-248874), or the 2020 Universal Shelf, that was declared effective on September 29, 2020, for the proposed offering from time to time of up to $75.0 million of our securities, including common stock, preferred stock, debt securities, warrants, units, subscription rights, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering. As of December 31, 2021, approximately $1.8 million remained available under the 2020 Universal Shelf. The 2020 Universal Shelf will expire upon the earlier to occur of (i) the sale of $75.0 million of our securities or (ii) September 29, 2023.

In December 2021, we filed with the SEC a “shelf” registration statement on Form S-3 (No. 333-261878), or the 2022 Universal Shelf, that was declared effective on January 3, 2022, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities, warrants, units, subscription rights, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering. The 2022 Universal Shelf will expire upon the earlier to occur of (i) the sale of $100.0 million of our securities or (ii) January 3, 2025. We have not yet made any offerings or sales of our securities under the 2022 Universal Shelf.

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. When we issue sales notices to Ladenburg, we designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act, or in privately negotiated transactions.

For the year ended December 31, 2021, we sold 2,116,944 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $5.0 million and net proceeds of approximately $4.8 million (see, Note 10 – Stockholders’ Equity).

As of March 31, 2022, approximately $5.0 million remains available under the ATM Program.

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to a public offering, or the March 2021 Offering, of an aggregate of 9,230,500 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants were immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

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

May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg as representative for the several underwriters named therein, or collectively, the Underwriters, relating to a public offering, or the May 2020 Offering, of an aggregate of 2,758,620 units with each unit consisting of one share of our common stock and a warrant, or the May 2020 Warrants. The May 2020 Warrants were immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance. The shares of common stock and the May 2020 Warrants were immediately separable and were issued separately in the May 2020 Offering.

In addition, we granted the Underwriters a 45-day option, or the Overallotment Option, to purchase up to 413,793 additional shares of common stock and/or May 2020 Warrants to purchase up to 413,793 additional shares of common stock, which such Overallotment Option was exercised in full.

The closing of the May 2020 Offering occurred on May 22, 2020, inclusive of the Overallotment Option. The offering price to the public was $7.25 per unit. After deducting underwriting discounts and commissions and offering expenses of $2.8 million payable by us, and excluding the proceeds, if any, from the exercise of the May 2020 Warrants issued pursuant to the May 2020 Offering, the net proceeds to us were approximately $20.2 million.

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

In June 2021, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.3 million of certain premiums at a 3.37% annual interest rate. Payments of approximately $147,000 are due monthly from July 2021 through March 2022. As of December 31, 2021, the outstanding principal of the loan was $0.3 million.

Non-Current Portion

O-Bank Co., Ltd. Credit Facility

In September 2016, CVie Therapeutics entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility is guaranteed by Lee’s Pharmaceutical Holdings Limited, or Lee’s Holdings, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, was determined based on the 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

In the second quarter of 2020, we were informed by Lee’s Holdings of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%. To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. In November 2020, Lee’s Holdings committed to maintain the required level of pledged bank deposits with O-Bank through the date of full repayment of the O-Bank Facility. In June 2021, we repaid the remaining outstanding principal of the O-Bank Facility of approximately $2.5 million.

As of December 31, 2020, the outstanding principal of the O-Bank Facility was approximately $2.4 million and was classified as loans payable - non-current portion. There was no outstanding principal balance as of December 31, 2021, and the O-Bank Facility is no longer available to us.

Restructured Debt Liability

On October 27, 2017, we and Deerfield Management Company, L.P., or Deerfield, entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P., or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 8,333 shares of our common stock at an exercise price of $2,360.40 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 23,703 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see, Note 4 – Accounting Policies and Recent Accounting Pronouncements). The liability has been recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of December 31, 2021 and 2020, the restructured debt liability balance was $15.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preceding discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, and information available from other outside sources, as appropriate. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies and practices are both important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from such estimates due to changes in economic factors or other conditions that are outside the control of management. A summary of our significant accounting policies is described in Note 4 of the Audited Consolidated Financial Statements contained in this Annual Report on Form 10-K. Of those policies, we believe that the following accounting policy is critical to aid our stockholders in fully understanding and evaluating our reported financial results.

Intangible Assets and Goodwill

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate that the carrying value may be impaired.

When testing our goodwill and indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting unit and indefinite-lived intangible assets are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of goodwill and indefinite-lived intangible assets as of December 1, 2021, we elected to perform a quantitative assessment.

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

During the second quarter of 2021, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. Due to these developments, and in connection with the preparation of the interim unaudited condensed consolidated financial statements as of and for the period ending June 30, 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not less than its carrying value. As a result, we performed the required quantitative impairment assessment of the related intangible asset. We estimated the fair value of the asset using MPEEM and determined that the fair value as of June 30, 2021 was approximately $17.0 million. We then compared this fair value to the carrying value of approximately $54.8 million and recorded a loss on impairment of intangible assets of $37.8 million during the second quarter of 2021.

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets, we reassessed certain of the assumptions related to our rostafuroxin drug candidate due to the current macroeconomic conditions which have made it harder to secure the funding needed to conduct the additional phase 2 clinical trial and have therefore delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was again less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of December 1, 2021 was approximately $9.7 million. We then compared this fair value to the carrying value of approximately $17.0 million, and recorded an additional loss on impairment of intangible assets of $7.2 million in the fourth quarter of 2021. When combined with the loss on impairment of intangible assets recorded during the second quarter, we recorded a loss on impairment of intangible assets totaling $45.0 million within operating expenses in our consolidated statements of operations during the year ended December 31, 2021. No events or changes in the business environment occurred during 2021 that would indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying value exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2021, we estimated the fair value of our reporting unit based upon the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium. Based on the quantitative test performed, we determined that the fair value of our reporting unit exceeded its carrying value and no impairment exists.

The following table represents identifiable intangible assets and goodwill as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	9,730	54,750
Intangible assets	32,070	77,090

Goodwill	$15,682	$15,682

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and Treasurer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework. Based on our assessment, our management believes that our internal control over financial reporting is effective based on those criteria, as of December 31, 2021.

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

(c)     Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our proxy statement on Schedule 14A, or the Proxy Statement, for our 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

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

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Windtree’s Form 8-K filed on April 18, 2016).

4.1	Form of Warrant dated October 10, 2014 (incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014).

4.2	Form of Series A Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.3	Form of Series B Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.4	Form of Series A-1 Warrant dated February 13, 2017 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017).

4.5	Form of Series C Warrant dated April 4, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

4.6	Form of Series D Warrant dated July 2, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

4.7	Form of Series E Warrant dated December 11, 2018 (incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

4.8	Form of Series F Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.9	Form of Series G Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.10	Form of Series H Warrant dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.11	Form of Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

4.12	Form of Series F Warrant Amendment No. 1 dated April 24, 2020 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020).

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

4.15	Form of Warrant issued in the Company’s March 2021 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2021.

4.16	Description of Securities. (incorporated by reference to Exhibit 4.16 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2021).

10.1†	Sublicense Agreement dated October 28, 1996 between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to Windtree’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375)).

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

10.23#	At The Market Offering Agreement, dated as of September 17, 2020, by and between Windtree Therapeutics, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.2 to the Windtree’s Registration Statement on Form S-3, as filed with the SEC on September 17, 2020).

10.24#	Form of Indemnification Agreement between Windtree and certain named executive officers and directors (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.25	Form of Indemnification Agreement between Windtree and certain named directors (incorporated by reference to Exhibit 10.23 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.26

Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibits 10.1 and 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007).

10.27

Second Amendment to Lease Agreement dated January 3, 2013 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013).

10.28

Fourth Amendment to Lease Agreement dated April 29, 2016, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 31, 2016).

10.29

Fifth Amendment to Lease Agreement dated February 23, 2018, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 1, 2018).

10.30†

Master Services Agreement dated October 24, 2013 between Windtree and DSM Pharmaceuticals, Inc. (now known as Patheon Manufacturing Services LLC) (incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2013).

10.31†

Supply Agreement dated December 22, 2010 between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010).

10.32

Exchange and Termination Agreement dated October 27, 2017, between Windtree and Deerfield (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.33

Registration Rights Agreement dated October 27, 2017, between Windtree and LPH Investments Limited (incorporated by reference to Exhibit 99.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.34

Registration Rights Agreement dated March 30, 2018, between Windtree and LPH II Investments Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

10.35††

Collaboration Agreement dated as of October 14, 2014, by and between Battelle Memorial Institute and Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.36

Payment Restructuring Agreement effective December 7, 2018, between Windtree and Battelle Memorial Institute (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 7, 2018).

10.37

Amendment No. 1 dated March 30, 2020 to Payment Restructuring Agreement, effective December 7, 2018, between Windtree and Lee’s Pharmaceutical (HK) LTD (incorporated by reference to Exhibit 10.48 to Windtree’s Registration Statement on Form S-1/A (File No. 333-236085), as filed with the SEC on May 6, 2020).

10.38

Loan Agreement dated October 25, 2018, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co., Ltd. (incorporated by reference to Exhibit 10.34 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.39	Shareholder Loan Agreement dated April 24, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.35 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.40

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

10.44

Indemnification Letter Agreement dated December 21, 2018, between Windtree and Lee’s Pharmaceutical Holdings Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.45

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

10.48

Form of Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.49

Form of Registration Rights Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.50#	Employment Agreement dated March 1, 2020, between Windtree and Eric Curtis (incorporated by reference to Exhibit 10.46 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.51

Amendment to No. 1 dated February 20, 2020 to the Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.52	Project Financing Agreement, dated August 12, 2020, by and between Windtree and Lee’s Pharmaceutical (HK) Ltd. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 16, 2020).

10.53#

Employment Agreement by and between Windtree and John Hamill, dated as of July 20, 2020 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 23, 2020).

10.54#*	Employment Agreement by and between Windtree and Diane Carman, dated as of July 1, 2021.

21.1	Subsidiaries of Windtree (incorporated by reference to Exhibit 21.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (1).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document (1).

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

* Filed herewith.
# Compensation Related Contract.
† Confidential treatment received for certain portions of this exhibit.
†† Certain confidential portions have been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(1) These Interactive Data Files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTREE THERAPEUTICS, INC.

Date: March 31, 2022	By:	/s/ Craig E. Fraser
Craig E. Fraser
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig E. Fraser Craig E. Fraser	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 31, 2022

/s/ John P. Hamill John P. Hamill	Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ James Huang James Huang	Director (Chairman of the Board)	March 31, 2022

/s/ Daniel E. Geffken Daniel E. Geffken	Director	March 31, 2022

/s/ Evan Loh, M.D. Evan Loh, M.D.	Director	March 31, 2022

/s/ Robert Scott, M.D. Robert Scott, M.D.	Director	March 31, 2022

/s/ Leslie J. Williams Leslie J. Williams	Director	March 31, 2022

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Windtree Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Windtree Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, expects to incur losses for the foreseeable future, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of indefinite-lived intangible assets

Description of the Matter

As reflected in the Company’s consolidated financial statements, indefinite-lived intangible assets totaled $32.1 million and consisted of in-process research and development (IPR&D) at December 31, 2021. As discussed in Note 4 to the consolidated financial statements, IPR&D assets are tested by management for impairment at least annually, or when events or changes in the business environment indicate that the fair value of the IPR&D assets are more likely than not less than their carrying value. The Company recorded a loss on impairment of intangible assets of $45.0 million for the year-ended December 31, 2021. The interim and annual quantitative impairment tests require that management estimate the fair value of the IPR&D assets in order to determine if the asset is impaired.

Auditing the estimated fair value of the IPR&D assets was complex and involved a high degree of subjectivity due to the significant estimation uncertainty involved in determining the fair value of the IPR&D assets. In particular, the estimated fair value of the IPR&D assets was sensitive to significant assumptions such as the probability of achieving development and commercial success for the products, the size of the addressable patient population, the anticipated pricing for the products, the probability, timing and amount of any upfront or milestone payments from potential partnering agreements, the timing and amount of additional clinical trial costs to be incurred by the Company, and the discount rate.

Continued on next page

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Company’s IPR&D assets, we performed audit procedures that included, among others, testing the significant assumptions used to develop the estimate and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the probability of achieving development and commercial success for the products to studies published in medical journals evaluating clinical advancement and approval rates for similar products. We compared the estimated size of the addressable patient population to an industry database that tracks healthcare information and we compared the anticipated pricing and upfront/milestone payment assumptions to publicly available data supporting transactions and products of a similar nature. We compared the anticipated future clinical trial costs to actual costs incurred by the Company for past comparable trials. We also involved internal valuation specialists to assist in our evaluation of the discount rate used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Philadelphia, Pennsylvania

March 31, 2022

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$22,348	$16,930
Prepaid expenses and other current assets	1,143	1,188
Total current assets	23,491	18,118

Property and equipment, net	1,011	924
Restricted cash	154	154
Operating lease right-of-use assets	2,381	917
Intangible assets	32,070	77,090
Goodwill	15,682	15,682
Total assets	$74,789	$112,885

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$693	$1,161
Accrued expenses	3,408	3,813
Operating lease liabilities - current portion	528	805
Loans payable - current portion	294	352
Total current liabilities	4,923	6,131

Operating lease liabilities - non-current portion	2,071	201
Loans payable - non-current portion	-	2,423
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	2,800
Deferred tax liabilities	7,114	16,778
Total liabilities	32,908	43,333

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2021 and 2020; 28,268,950 and 16,921,506 shares issued at December 31, 2021 and 2020, respectively; 28,268,926 and 16,921,482 shares outstanding at December 31, 2021 and 2020, respectively	28	17
Additional paid-in capital	830,231	790,277
Accumulated deficit	(785,324)	(717,688)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders’ equity	41,881	69,552
Total liabilities & stockholders’ equity	$74,789	$112,885

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020

Expenses:
Research and development	17,787	15,373
General and administrative	14,473	14,944
Loss on impairment of intangible assets	45,020	-
Total operating expenses	77,280	30,317
Operating loss	(77,280)	(30,317)

Other expense:
Interest income	91	122
Interest expense	(114)	(125)
Other expense, net	(320)	(2,246)
Total other expense, net	(343)	(2,249)

Loss before income taxes	(77,623)	(32,566)
Deferred income tax benefit	9,987	-
Net loss	$(67,636)	$(32,566)

Net loss per common share
Basic and diluted	$(2.73)	$(2.08)

Weighted average number of common shares outstanding
Basic and diluted	24,760	15,654

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2019	13,697	$14	$763,097	$(685,122)	-	$(3,054)	$74,935
Net loss				(32,566)			(32,566)
Issuance of common stock and common stock warrants, net of issuance costs	3,172	3	20,243				20,246
Modification of warrants			1,112				1,112
Vesting of restricted stock units	35	-	-				-
Exercise of common stock warrants	18	-	141				141
Stock-based compensation expense			5,684				5,684
Balance - December 31, 2020	16,922	$17	$790,277	$(717,688)	-	$(3,054)	$69,552
Net loss				(67,636)			(67,636)
Issuance of common stock and common stock warrants, net of issuance costs	9,230	9	27,381				27,390
Issuance of common stock, ATM Program, net of issuance costs	2,117	2	4,841				4,843
Issuance of common stock warrants, equity consideration for service agreement			494				494
Stock-based compensation expense			7,238				7,238
Balance - December 31, 2021	28,269	$28	$830,231	$(785,324)	-	$(3,054)	$41,881

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(67,636)	$(32,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	168
Stock-based compensation	7,238	5,684
Non-cash expense related to warrant modifications	-	1,112
Non-cash lease expense	677	473
Non-cash expense related to equity consideration for a service agreement	494	-
Loss on impairment of intangible assets	45,020	-
Deferred income tax benefit	(9,987)	-
Unrealized loss on foreign exchange rate changes	396	1,142
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,365	1,147
Accounts payable	(468)	(547)
Collaboration and device development payable	-	(1,975)
Accrued expenses	(407)	585
Operating lease liabilities	(548)	(538)
Net cash used in operating activities	(23,664)	(25,315)

Cash flows from investing activities:
Purchase of property and equipment	(279)	(291)
Net cash used in investing activities	(279)	(291)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	27,390	20,246
Proceeds from ATM Program, net of expenses	4,843	-
Proceeds from research and development funding arrangement	1,000	2,800
Proceeds from exercise of common stock warrants	-	141
Principal payments on loans payable	(3,872)	(3,229)
Proceeds from Paycheck Protection Program loan	-	547
Principal payments on Paycheck Protection Program loan	-	(547)
Net cash provided by financing activities	29,361	19,958
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,418	(5,648)
Cash, cash equivalents, and restricted cash - beginning of year	17,084	22,732
Cash, cash equivalents, and restricted cash - end of year	$22,502	$17,084

Supplementary disclosure of non-cash activity:
Operating lease liabilities arising from obtaining right-of-use assets	$2,141	$249
Prepayment of insurance through third-party financing	1,321	1,056

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 1 – The Company and Description of Business

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused in the treatment of acute cardiovascular and secondarily in acute pulmonary diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in two phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of heart failure characterized by very low blood pressure and risk for hypoperfusion to critical organs. We believe that istaroxime has the potential to fulfill an unmet need in early cardiogenic shock. Our heart failure cardiovascular portfolio also includes sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators which activate SERCA2a. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. As potential oral agents, these candidates would be developed for chronic heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product candidate without securing such an arrangement or partnership.

Our pulmonary product candidate portfolio consists of a KL4 surfactant platform to address a range of serious respiratory conditions in children and adults. KL4 surfactant has been in development as a liquid instillate for noninvasive delivery as an aerosol. In September 2020, the FDA accepted our investigational new drug, or IND, application for an open-label phase 2 pilot study to assess safety and tolerability in the COVID-19 acute respiratory distress syndrome, or ARDS, population and the ability of our KL4 surfactant liquid instillate to impact key respiratory parameters in the treatment of lung injury and ARDS resulting from severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, the causative agent in novel coronavirus, or COVID-19, infections. In January 2022, we completed enrollment of 20 patients in our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury. The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Lucinactant was safely administered to critically ill, mechanically ventilated patients with severe COVID-19 associated ARDS. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

Previously, we were also developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome, or RDS, in premature infants. We suspended all internal AEROSURF clinical activities in November 2020, because istaroxime, our lead product candidate, has become our primary focus for investment and execution as we believe development of istaroxime represents a greater value opportunity for us and our stockholders than development of KL4 surfactant. Since completing our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs that were not already transferred to our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients, or APIs, and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private equity offerings; through potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations.

Note 2 – Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.

The accompanying consolidated financial statements reflect the 1-for-3 reverse split of our common stock that was approved by our Board of Directors and controlling stockholders and made effective on April 29, 2020. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

We have incurred net losses since inception. Our net loss was $67.6 million and $32.6 million, respectively, for the years ended  December 31, 2021 and 2020. Included in our net loss for the year ended  December 31, 2021 is a $45.0 million loss on impairment of intangible assets related to rostafuroxin and a related $10.0 million deferred income tax benefit (see, Note 4 – Accounting Policies and Recent Accounting Pronouncements). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2021, we had an accumulated deficit of $785.3 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In March 2021, we received net proceeds of approximately $27.4 million related to a public offering of 9,230,500 units at a price per unit of $3.25. Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the March 2021 Warrants. The March 2021 Warrants were immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the year ended  December 31, 2021, we sold 2,116,944 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $5.0 million and net proceeds of approximately $4.8 million (see, Note 10 – Stockholders’ Equity).

As of  December 31, 2021, we had cash and cash equivalents of $22.3 million and current liabilities of $4.9 million. As of March 31, 2022, we believe that we have sufficient resources available to support our development activities and business operations and satisfy our obligations into the first quarter of 2023. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential licensing arrangements, alliances and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next 12 months following the date that the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern through 12 months after the issuance of the accompanying financial statements.

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

Note 4 – Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and include accounts of Windtree Therapeutics, Inc. and our wholly owned subsidiary, CVie Investments Limited and its wholly owned subsidiary, CVie Therapeutics Limited, or CVie Therapeutics,; and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

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

When testing our goodwill and indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our reporting unit and indefinite-lived intangible assets are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of goodwill and indefinite-lived intangible assets as of December 1, 2021, we elected to perform a quantitative assessment.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

During the second quarter of 2021, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional phase 2 clinical trial to demonstrate efficacy in non-Caucasian patients in treatment resistant hypertension. Due to these developments, and in connection with the preparation of the interim unaudited condensed consolidated financial statements as of and for the period ending June 30, 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not less than its carrying value. As a result, we performed the required quantitative impairment assessment of the related intangible asset. We estimated the fair value of the asset using MPEEM and determined that the fair value as of  June 30, 2021 was approximately $17.0 million. We then compared this fair value to the carrying value of approximately $54.8 million and recorded a loss on impairment of intangible assets of $37.8 million during the second quarter of 2021.

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets, we reassessed certain of the assumptions related to our rostafuroxin drug candidate due to the current macroeconomic conditions which have made it harder to secure the funding needed to conduct the additional phase 2 clinical trial and have therefore delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was again less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of  December 1, 2021  was approximately  $9.7  million. We then compared this fair value to the carrying value of approximately  $17.0  million, and recorded an additional loss on impairment of intangible assets of  $7.2  million in the fourth quarter of 2021. When combined with the loss on impairment of intangible assets recorded during the second quarter, we recorded a loss on impairment of intangible assets totaling  $45.0 million within operating expenses in our consolidated statements of operations during the year ended  December 31, 2021 . No events or changes in the business environment occurred during 2021 that would indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying value exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing our annual goodwill impairment assessment as of December 1, 2021, we estimated the fair value of our reporting unit based upon the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium. Based on the quantitative test performed, we determined that the fair value of our reporting unit exceeded its carrying value and no impairment exists.

The following table represents identifiable intangible assets and goodwill as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	9,730	54,750
Intangible assets	32,070	77,090

Goodwill	$15,682	$15,682

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is US Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other expense, net. Foreign currency transactions resulted in losses of approximately $0.3 million and $1.2 million, respectively, for the years ended December 31, 2021 and 2020.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and restricted cash. The fair values of our cash equivalents are based on quoted market prices. The carrying value of cash equivalents is equal to their respective fair values at December 31, 2021 and 2020, respectively. Accounts payable and accrued expenses are carried at cost, which approximates fair value because of their short maturity. The carrying value of loans payable (including current installments) approximates fair value based on a comparison of interest rates on the loan to current market rates considering our credit risk.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

Restricted Cash

Restricted cash consists principally of a $140,000 certificate of deposit held by our bank as collateral for a letter of credit in the same notional amount held by our landlord to secure our obligations under our lease agreement dated May 26, 2004 for our headquarters location in Warrington, Pennsylvania and $14,000 in deposits held by our landlord for our offices in Taipei, Taiwan.

Leases

Leases are accounted for under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842. At the inception of an arrangement, we determine whether an arrangement is, or contains, a lease based on the unique facts and circumstances present in the arrangement. An arrangement is, or contains, a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases with a term greater than one year are generally recognized on the balance sheet as operating lease right-of-use assets and current and non-current operating lease liabilities, as applicable. It is our policy not to recognize on the balance sheet leases with terms of 12 months or less. We typically only include the initial lease term in our assessment of a lease arrangement. Options to extend a lease are not included in our assessment unless there is reasonable certainty that we will renew.

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

Long-lived Assets

Our long-lived assets, primarily consisting of property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or its estimated useful life has changed significantly. When the undiscounted cash flows of an asset are less than its carrying value, an impairment is recorded and the asset is written down to estimated value. No impairment was recorded during the years ended December 31, 2021 and 2020 as management believes there are no circumstances that indicate that the carrying value of the assets will not be recoverable.

Collaborative Arrangements

We account for collaborative arrangements in accordance with applicable accounting guidance provided in ASC Topic 808, Collaborative Arrangements. See, Note 12 – Collaboration, Licensing and Research Funding Agreements.

Severance

In July 2020, we entered into separation agreements with two executives, which provide that the former employees are entitled to receive: (i) a severance amount equal to the sum of their respective base salaries then in effect and their respective annual target bonus amounts, payable in equal installments through August 2021 and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus of other contract executives for the year 2020, prorated for the number of days of their respective employment during 2020, and payable at the time that other contract executives are paid bonuses with respect to 2020. The severance amount related to the departure of these executives is approximately $0.9 million, was accrued at the date of the separations, and was paid ratably through August 2021. During the years ended December 31, 2021 and 2020, $0.5 million and $0.4 million, respectively, was paid and no further amounts are due as of December 31, 2021.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (see, Note 9 – Restructured Debt Liability), we have established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or Exchange and Termination Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

Research and Development

We account for research and development expense by the following categories: (a) product development and manufacturing, (b) clinical, medical and regulatory operations, and (c) direct clinical and preclinical development programs. Research and development expense includes personnel, facilities, manufacturing and quality operations, pharmaceutical and device development, research, clinical, regulatory, other preclinical and clinical activities and medical affairs. Research and development costs are charged to operations as incurred in accordance with ASC Topic 730, Research and Development.

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

Warrant Accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, or ASC Topic 815, as either derivative liabilities or equity instruments depending on the specific terms of the warrant agreement.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, or ASC Topic 740, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Because we have never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured.

For the year ended December 31, 2021, we recorded a deferred income tax benefit of $10.0 million. The deferred income tax benefit recorded for this period relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. For the years ended December 31, 2021 and 2020, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 20.0 million and 9.1 million shares, respectively. As of December 31, 2021 and 2020, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per common share.

We do not have any components of other comprehensive (loss) income.

Concentration of Suppliers

We currently obtain the APIs of our drug products from a single supplier. In addition, our drug products are produced at one contract manufacturer. These single source providers also perform various studies as well as quality control release and stability testing and other activities related to our development and manufacturing activities. At the present time these providers are located outside of the U.S. The loss of either the supplier of our APIs or our drug product contract manufacturer could have a material adverse effect on our operations.

Segment and Geographic Information

We currently operate in one operating segment, which is the research and development of products focused on acute cardiovascular and acute pulmonary diseases. We are managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. We do not operate separate lines of business with respect to our product candidates. We operate primarily in the U.S. and Asia. Long-lived assets, consisting of intangible assets of $32.1 million and goodwill of $15.7 million, were located outside the U.S. as of  December 31, 2021.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its continued impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the delta and omicron variants. As of the date of this Annual Report on Form 10-K, our operations, capital and financial resources and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The extended timelines have required us to expend more of our capital resources than planned to achieve our projected milestones. For example, our phase 2 study of istaroxime for early cardiogenic shock in heart failure patients experienced delays in trial initiation and enrollment in 2020 and 2021. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include new information that may emerge concerning the severity of the COVID-19 outbreak, the severity and transmissibility of new variants of the virus, information about any resurgences in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories or manufacturing facilities are located, and the actions taken to contain it or treat its impact, which may include, among others, the timing and extent of government reopening activities and the economic impact on local, regional, national, and international markets. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories or other facilities are located remains possible and if realized, we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials in 2022 and beyond.

We are not aware of any specific event or circumstance that would require us to further update our estimates, judgments or revise the carrying value of our assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of ASC Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intra-period tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on our consolidated financial statements and related disclosures

Note 5 – Fair Value Measurements

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2021	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$21,104	$21,104	$-	$-
Total Assets	$21,104	$21,104	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2020	Level 1	Level 2	Level 3

Cash equivalents:
U.S. Treasury notes	$9,101	$9,101	$-	$-
Money market funds	6,518	6,518	-	-
Total Assets	$15,619	$15,619	$-	$-

Fair Value on a Non-Recurring Basis

The table below categorizes assets measured at fair value on a non-recurring basis for the period presented:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2021	Level 1	Level 2	Level 3

Intangible assets:
Rostafuroxin drug candidate	$9,730	$-	$-	$9,730

The only asset or liability measured at fair value on a non-recurring basis during the year ended December 31, 2021 and 2020 was the IPR&D intangible asset related to our rostafuroxin drug candidate, which was recorded at its estimated fair value as a result of the impairment tests performed during 2021 (see, Note 4 – Accounting Policies and Recent Accounting Pronouncements – Goodwill and Intangible Assets).

Significant factors considered in estimating the fair value of the IPR&D intangible asset include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for the IPR&D asset were estimated based on forecasted revenue and costs, taking into account the expected product life cycle, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D asset; (ii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iii) the tax rate, which considers geographic diversity of the projected cash flows. Quantitative information about the significant unobservable inputs used in the fair value measurement of the IPR&D asset included a discount rate of approximately 19.0% and a tax rate of 30.0%. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidate and market conditions which could result in future impairment charges related to the indefinite-lived intangible asset balance.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 6 – Property and Equipment

Property and equipment is comprised of the following:

	December 31,
(in thousands)	2021	2020

Manufacturing, laboratory & office equipment	$4,703	$4,591
Leasehold improvements	2,649	2,482
Furniture & fixtures	390	390
Subtotal	7,742	7,463
Accumulated depreciation and amortization	(6,731)	(6,539)
Property and equipment, net	$1,011	$924

Depreciation expense on property and equipment was $0.2 million for each of the years ended December 31, 2021 and 2020.

Note 7 – Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2021	2020

Research and development	$1,500	$1,207
Salaries, bonus and benefits	1,218	1,214
Severance	-	474
Professional fees	391	455
Manufacturing operations	46	41
Other	253	422
Total accrued expenses	$3,408	$3,813

Note 8 – Loans Payable

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

In June 2021, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.3 million of certain premiums at a 3.37% annual interest rate. Payments of approximately $147,000 are due monthly from July 2021 through March 2022. As of  December 31, 2021, the outstanding principal of the loan was $0.3 million.

Non-Current Portion

O-Bank Co., Ltd. Credit Facility

In September 2016, CVie Therapeutics entered into a 12-month revolving credit facility of approximately $2.9 million with O-Bank Co., Ltd., or O-Bank, to finance operating activities, or the O-Bank Facility. The O-Bank Facility was later renewed and increased to approximately $5.8 million in September 2017. The O-Bank Facility was guaranteed by Lee’s Pharmaceutical Holdings Limited, or Lee’s Holdings, which pledged bank deposits in the amount of 110% of the actual borrowing amount. Interest, payable in cash on a monthly basis, was determined based on the 90-day Taipei Interbank Offer Rate, or TAIBOR, plus 0.91%. The O-Bank Facility expired on September 11, 2019 and the loans were set to mature six months after the expiration date, on March 11, 2020. In March 2020, the O-Bank Facility was amended, among other things, to extend the maturity date to March 2022, to decrease the total amount of the O-Bank Facility to approximately $5.0 million, to change the applicable interest rate to the TAIBOR plus 1.17% and to adjust the term to 24-month non-revolving.

In the second quarter of 2020, we were informed by Lee’s Holdings of their desire to reduce the amount of pledged bank deposits with O-Bank by 50%. To remain in compliance with the terms of the O-Bank Facility, we repaid approximately $2.3 million of the outstanding principal in August 2020. In November 2020, Lee’s Holdings committed to maintain the required level of pledged bank deposits with O-Bank through the date of full repayment of the O-Bank Facility. In June 2021, we repaid the remaining outstanding principal of the O-Bank Facility of approximately $2.5 million.

As of  December 31, 2020, the outstanding principal of the O-Bank Facility was approximately $2.4 million and was classified as loans payable - non-current portion. There was no outstanding principal balance as of  December 31, 2021, and the O-Bank Facility is no longer available to us.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 9 – Restructured Debt Liability

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

As of  December 31, 2021 and 2020, the restructured debt liability balance was $15.0 million.

Note 10 – Stockholders’ Equity

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to a public offering, or the March 2021 Offering, of an aggregate of 9,230,500 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants were immediately exercisable for shares of common stock at a price of $3.60 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

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

May 2020 Public Offering

On May 20, 2020, we entered into an underwriting agreement, or the Underwriting Agreement, with Ladenburg as representative for the several underwriters named therein, or collectively, the Underwriters, relating to a public offering, or the May 2020 Offering, of an aggregate of 2,758,620 units with each unit consisting of one share of our common stock and a warrant, or the May 2020 Warrants. The May 2020 Warrants are immediately exercisable for shares of common stock at a price of $7.975 per share and expire five years from the date of issuance. The shares of common stock and the May 2020 Warrants were immediately separable and were issued separately in the May 2020 Offering.

In addition, we granted the Underwriters a 45-day option, or the Overallotment Option, to purchase up to 413,793 additional shares of common stock and/or May 2020 Warrants to purchase up to 413,793 additional shares of common stock, which such Overallotment Option was exercised in full.

The closing of the May 2020 Offering occurred on May 22, 2020, inclusive of the Overallotment Option. The offering price to the public was $7.25 per unit. After deducting underwriting discounts and commissions and offering expenses of $2.8 million payable by us, and excluding the proceeds, if any, from the exercise of the May 2020 Warrants issued pursuant to the  May 2020 Offering, the net proceeds to us were approximately $20.2 million.

We have determined that the appropriate accounting treatment under ASC 480 is to classify the common stock and the May 2020 Warrants issued in the May 2020 Offering as equity. We have also determined that the May 2020 Warrants are not in their entirety a derivative under the scope of ASC 815 due to the scope exception under ASC 815-10-15-74, nor are there any material embedded derivatives that require separate accounting. We allocated the net proceeds from the May 2020 Offering based on the relative fair value of the common stock and the May 2020 Warrants.

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. When we issue sales notices to Ladenburg, we designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act, or in privately negotiated transactions.

We agreed to pay Ladenburg a commission of 3% of the gross sales price of any shares sold pursuant to the ATM Program. The rate of compensation will not apply when Ladenburg acts as principal.

For the year ended  December 31, 2021, we sold 2,116,944 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $5.0 million and net proceeds of approximately $4.8 million.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

As of March 31, 2022, approximately $5.0 million remains available under the ATM Program.

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

We have determined, based on the guidance in ASC 718-20 and our valuation of the Series F Warrants and the Series I Warrants, that the incremental fair value resulting from the modifications is $1.1 million, which was recorded as an increase to equity, with a corresponding expense recognized in the consolidated statement of operations as other expense for the year ended December 31, 2020.

Common Shares Reserved for Future Issuance

Common shares reserved for potential future issuance upon exercise of warrants

The chart below summarizes shares of our common stock reserved for future issuance upon the exercise of warrants:

	December 31,			Expiration
(in thousands, except price per share data)	2021	2020	Exercise Price	Date

Investors - March 2021 financing	9,231	-	$3.60	03/25/26
Service Agreement - 2021 warrants	170	-	$8.25	02/09/24
Investors - May 2020 financing	3,155	3,155	$7.98	05/22/25
Investors - December 2019 financing	1,458	1,458	$12.09	12/06/24
Investors - AEROSURF	988	988	$-	02/14/24
Investors - December 2018 financing - long-term	1,296	1,296	$12.15	12/04/23
Investors - December 2018 financing - short-term	-	-	$11.04	12/24/20
Battelle - 2018 payables restructuring agreement (1)	25	25	$19.50	12/07/23
Panacea Venture Management Company Ltd.	63	63	$12.00	07/02/23
LPH II Investments Limited	45	45	$16.56	04/04/25
Investors - February 2017 financing	117	117	$82.20	02/15/24
Investors - July 2015 financing	80	80	$588.00	07/22/22
Battelle - 2014 collaboration agreement	1	1	$4,200.00	10/10/24
Total	16,629	7,228

(1)	See, Note 12 – Collaboration, Licensing and Research Funding Agreements, for further details on the Battelle collaboration agreement.

Common shares reserved for potential future issuance upon granting of additional equity incentive awards

The 2020 Equity Incentive Plan, or the 2020 Plan, initially provided for up to a maximum of 1,535,500 shares of common stock to be available for issuance pursuant to stock-based awards granted under the 2020 Plan. The 2020 Plan is subject to automatic annual increases on January 1 of each year (beginning with January 1, 2022) of the lesser of (i) 4% of the number of shares of our common stock issued and outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares as determined by our board. See, Note 11 – Stock Options and Stock-based Employee Compensation.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

As of December 31, 2021, we had 0.6 million shares available for potential future issuance under the 2020 Plan.

Note 11 – Stock Options and Stock-based Employee Compensation

Long-term Incentive Plans

On November 23, 2020, our Board of Directors adopted our 2020 Plan, which was subsequently approved by our majority stockholders by written consent on December 24, 2020 and became effective on January 20, 2021, or the Effective Date. On the Effective Date, the 2020 Plan replaced our 2011 long-term incentive plan, or the 2011 Plan, and the 2020 Plan became our primary plan for providing equity-based compensation to our eligible employees, consultants, and non-employee directors. Awards under the 2020 Plan may include stock options, stock appreciation rights, or SARs, restricted stock awards, or RSAs, restricted stock units, or RSUs, other performance and stock-based awards, and dividend equivalents.

As of December 31, 2021, there were 1.9 million shares of our common stock authorized under the 2020 Plan, of which 0.6 million shares remained available for issuance as of  December 31, 2021.

The 2020 Plan is subject to automatic annual increases on January 1 of each year (beginning with January 1, 2022) of the lesser of (i) 4% of the number of shares of our common stock issued and outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares as determined by our board. The annual increase on January 1, 2022 was approximately 1.1 million shares.

An administrative committee, currently the Compensation Committee of the Board of Directors, or Committee delegates,  may determine the types, the number of shares covered by, and the terms and conditions of, such awards. Eligible participants may include any of our employees, directors, advisors or consultants.

Stock options and RSUs outstanding and available for future issuance are as follows:

	December 31,
(in thousands)	2021	2020

Stock Options and RSUs Outstanding
2020 Plan	1,256	-
2011 Plan	1,567	1,688
Non-Plan	564	215
Total Outstanding	3,387	1,903

Available for Future Grants under 2020 Plan	631	230

No SARs, RSAs, other performance and stock-based awards, or dividend equivalents have been granted under the 2020 Plan. Although individual grants may vary, option awards generally are exercisable upon vesting, vest in a series of three successive, equal installments beginning with the first anniversary of the grant date and have a 10-year term. Non-Plan stock options outstanding are in connection with the hiring of certain executive officers and other employees. Inducement grants were awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and the inducement grants vest in a series of three successive, equal installments beginning with the first anniversary of the grant date and have a 10-year term.

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2021	1,903	$15.57
Granted	1,621	4.88
Forfeited or expired	(137)	33.23
Outstanding at December 31, 2021	3,387	$9.74	8.2

Vested and exercisable at December 31, 2021	1,685	$14.06	7.4

Vested and expected to vest at December 31, 2021	3,184	$9.78	8.2

During the year ended  December 31, 2020, 35,000 RSUs vested at a weighted-average grant date fair value of $11.85. As of  December 31, 2021 and 2020, there were no unvested RSUs.

Based upon application of the Black-Scholes option-pricing formula described below, the weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $4.03 and $5.98, respectively. There were no RSUs granted during the years ended December 31, 2021 and 2020. The total intrinsic value of options outstanding, vested, and exercisable as of December 31, 2021 are each $0.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Stock-Based Compensation

We recognized stock-based compensation expense in accordance with ASC Topic 718 of $7.2 million and $5.7 million, respectively, for each of the years ended December 31, 2021 and 2020.

Stock-based compensation expense was classified as follows:

	Year Ended December 31,
(in thousands)	2021	2020

Research and development	$2,940	$2,098
General and administrative	4,298	3,586
Total	$7,238	$5,684

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

	Year Ended December 31,
	2021	2020

Weighted average expected volatility	104%	103%
Weighted average expected term	6.7	7.0
Weighted average risk-free interest rate	0.49%	0.54%
Expected dividends	-	-

The total fair value of the underlying shares of the options vested during 2021 and 2020 is $6.7 million and $7.1 million, respectively. As of December 31, 2021, there was $4.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2020 Plan and the 2011 Plan. That cost is expected to be recognized over a weighted-average vesting period of 1.8 years.

Note 12 – Collaboration, Licensing and Research Funding Agreements

Collaboration Agreement

Battelle Memorial Institute

In October 2014, we entered into a Collaboration Agreement with Battelle, or, as amended, the Battelle Collaboration Agreement, for the development of our new ADS for use in our phase 3 program. We had previously worked with Battelle, which has expertise in developing and integrating aerosol devices using innovative and advanced technologies, in connection with development of our phase 2 ADS used in the AEROSURF phase 2b clinical trial. Under the Battelle Collaboration Agreement, we and Battelle shared the costs of development for a three-stage development plan that included planning, executing the project plan and testing and completing verification and documentation of a new phase 3 ADS, putting us in a position to manufacture a new phase 3 ADS for use in the remaining AEROSURF development activities, including a potential phase 3 clinical program, and, if approved, initial commercial activities. We retained final decision-making authority over all matters related to the design, registration, manufacture, packaging, marketing, distribution and sale of the phase 3 ADS. We and Battelle shared the costs of the project plan equally. Battelle agreed to bear the cost of any cost overruns associated with the project plan and we agreed to bear the cost of any increase in cost resulting from changes in the scope of the product requirements. We also agreed that, if Battelle successfully completed the project plan in a timely manner, we would pay Battelle royalties equal to a low single-digit percentage of the worldwide net sales and license royalties on sales of AEROSURF for the treatment of RDS in premature infants, up to an initial aggregate limit of $25.0 million, which under a payment restructuring agreement (discussed below), was increased to $35.0 million. The Battelle Collaboration Agreement will end at the time we fulfill our payment obligations to Battelle, unless sooner terminated by a party as provided therein.

Licensing and Research Funding Agreements

Lee’s Pharmaceutical (HK) Ltd.

In June 2017, we entered into the Asia License Agreement with Lee’s (HK), an affiliate of Lee’s Holdings, and thereafter amended it effective August 2017. Under the Asia License Agreement, as amended, we granted to Lee’s (HK) an exclusive license with a right to sublicense (i) to develop, manufacture, and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for RDS in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, including the ADS, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes the People’s Republic of China, or China, Hong Kong, Thailand, Taiwan and 12 other countries.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

On March 18, 2020, we entered into the Term Sheet with Lee’s (HK) pursuant to which Lee’s (HK) agreed to provide financing to fund the development of AEROSURF for the period April 1, 2020 through September 30, 2020 and make payments of up to $3.9 million (which was reduced to $2.8 million under specified circumstances) prior to September 1, 2020. In August 2020, we entered into a Project Financing Agreement with Lee’s (HK), or the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020. Pursuant to the PF Agreement, Lee’s (HK) agreed to pay additional amounts to be set forth in an updated development budget to be agreed between the parties by September 1, 2020 and updated every six months thereafter, to fund the continued development of AEROSURF and to be paid with the payment schedule to be set forth in each updated development budget. In partial satisfaction of our obligations under the PF Agreement, we agreed to pay Lee’s (HK) 50% of any Commercialization Net Revenues (as defined in the PF Agreement) up to an amount that is equal to 125% of the Project Expenses (as defined in the PF Agreement) funded by Lee’s (HK). On November 12, 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement, and we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its own cost. Lee’s (HK) agreed to fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement. In 2021, we received payments totaling $1.0 million from Lee’s (HK) and no further amounts are due under the PF Agreement as of December 31, 2021.

Since the 2018 acquisition of CVie Investments Limited and CVie Therapeutics, istaroxime has become our primary focus for investment and execution due to what we believe represents a greater potential value opportunity for us and our stockholders. Since completing our phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs not already transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

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

As of December 31, 2021 and 2020, the liability balance related to the payments under the PF Agreement was $3.8 million and $2.8 million, respectively, and is recorded in other liabilities.

We have determined that the Term Sheet and the PF Agreement are within the scope of ASC 730-20, Research and Development Arrangements, or ASC 730-20. We concluded that there has not been a substantive and genuine transfer of risk related to the Term Sheet or the PF Agreement as there is a presumption that we are obligated to repay Lee’s (HK) based on the significant related party relationship that existed at the time the parties entered into the Term Sheet and the PF Agreement, including Lee’s (HK)’s ownership of outstanding shares of our common stock.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Philip Morris USA Inc. and Philip Morris Products S.A.

Under license agreements with Philip Morris USA Inc., or PMUSA, and Philip Morris Products S.A., or PMPSA, we hold exclusive worldwide licenses to the ADS technology for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, the Exclusive Field), and an exclusive license in the U.S. for use with certain non-surfactant drugs to treat specified respiratory indications in humans in designated hospital settings. We generally are obligated to pay royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field (as defined in the license agreements) in the territories, including sales of aerosol devices that are not based on the ADS technology (unless we exercise our right to terminate the license with respect to a specific indication). While there is no legal obligation under the agreements to make minimum royalty payments, in the event we do not make quarterly minimum royalty payments, PMUSA and PMPSA can terminate the agreements. In making such payments, we are entitled to a reduction of future royalties in an amount equal to the excess of any minimum royalty paid over royalties actually earned in prior periods.

Johnson & Johnson and Ortho Pharmaceutical Corporation

We, Johnson & Johnson, or J&J, and its wholly owned subsidiary, Ortho Pharmaceutical Corporation, are parties to a license agreement granting to us an exclusive worldwide license to the J&J KL4 surfactant technology. Under the license agreement, we are obligated to pay fees of up to $2.5 million in the aggregate upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for certain designated products. We have paid $1.0 million to date for milestones that have been achieved. In addition, the license agreement requires that we make royalty payments at different rates, depending upon type of revenue and country, in amounts in the range of a high single-digit percent of net sales (as defined in the license agreement) of licensed products sold by us or sublicensees, or, if greater, a percentage of royalty income from sublicensees in the low double digits.

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

Under the collaboration agreement, intellectual property resulting from the collaboration, including patents and know-how, will be jointly owned by the parties. For the development of any new SERCA2a compounds and diagnostic products suitable for further clinical development, we have the option to purchase Bicocca’s interest for up to 12 months after the filing of a patent application. If the option is not exercised, then the parties shall remain joint owners and each can use the intellectual property with consent of the other on terms to be defined. If we exercise an option, we have agreed to pay Bicocca (corresponding to stage of development): (i) € 0.1 million upon completion and the proof of concept of biological efficacy for new compounds modulating the SERCA2a activity caused by PLN mutations; and (ii) € 1.5 million upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties for any purchased intellectual property arising out of the collaboration in the range of a low- to mid-single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale.

On March 19, 2021, we entered into an Agreement for Scientific Collaboration, or the New SERCA2a Agreement, with Bicocca, which extends our collaboration. The New SERCA2a Agreement amends and restates the recently expired terms of the prior collaboration agreement. Under the New SERCA2a Agreement, we will provide Bicocca with approximately € 0.2 million for research activities and to cover laboratory space and operation costs. Results obtained from the collaboration will be jointly owned by the parties. However, Bicocca will assign to us its interest in patent applications and patents covering any new SERCA2a compounds and diagnostic products suitable for further clinical development. We have agreed to pay Bicocca (corresponding to stage of development): (i) € 25,000 for execution of an assignment to us of Bicocca’s interest in the patent at issue, (ii) € 75,000 for new SERCA2a compounds developed up to phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in isolated cells and (iii) € 1.5 million upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products. In connection with our research activities, Bicocca agreed to provide us exclusive use of a research laboratory for the collaboration, and nonexclusive access to a physiology laboratory within the university. Bicocca serves as our primary location in Milan.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 13 – Related Party Transactions

Lee’s Pharmaceutical Holdings Limited

As of December 31, 2021 and 2020, Lee’s Holdings beneficial ownership of our issued and outstanding shares of common stock was 17% and 29%, respectively.

We entered into the following transactions with Lee’s Holdings during 2021 and 2020:

●

In March 2020, we entered into the Term Sheet, with Lee’s (HK), pursuant to which Lee’s (HK) had agreed to provide financing for the development of AEROSURF. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, under which we received payments of $2.8 million in 2020 and payments of $1.0 million in 2021. As of December 31, 2021 and 2020, the liability balance related to the payments under the PF Agreement was $3.8 million and $2.8 million, respectively, and is recorded in other liabilities. The liability will remain on the balance sheet until we repay such amounts as a result of any revenues and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio. No further amounts are due under the PF Agreement as of December 31, 2021 (see, Note 12 – Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.);

●	We incurred $0.2 million in research and development expenses for services provided by an affiliate of Lee’s Holdings to our wholly owned subsidiary, CVie Therapeutics, during 2020; and

●	On December 31, 2021, we entered into a Master Manufacturing and Supply Agreement with an affiliate of Lee’s Holdings for the manufacture of our istaroxime drug product candidate.

Panacea Venture

As of December 31, 2021 and 2020, Panacea’s beneficial ownership of our issued and outstanding shares of common stock was 8% and 14%, respectively.

James Huang, who in connection with the CVie Acquisition in December 2018 was appointed as a director and Chairman of our Board, is a founding and Managing Partner to Panacea Venture, or Panacea.

During 2020, we entered into the following transactions with Panacea:

●	In May 2020, Panacea was an investor of $2.0 million in the May 2020 Offering (see, Note 10 – Stockholders’ Equity – May 2020 Public Offering);

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

Note 15 – Income Taxes

The components of the benefit for income taxes for the years ended December 31, 2021 and 2020 is as follows:

	December 31,
(in thousands)	2021	2020
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit)	-	-

Deferred expense (benefit):
Federal	-	-
State	-	-
Foreign	(9,987)	-
Total deferred expense (benefit)	(9,987)	-
Total income tax expense (benefit)	$(9,987)	$-

For the year ended December 31, 2021, we recorded a deferred income tax benefit of $10.0 million. The deferred income tax benefit recorded for this period relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The reconciliation of the income tax benefit computed at the federal statutory rates to our recorded tax benefit for the years ended December 31, 2021 and 2020 is as follows:

	December 31,
(in thousands)	2021	2020

Income tax benefit, statutory rates	$(16,301)	$(6,837)
State taxes on income, net of federal benefit	(1,390)	(125)
Net operating loss expirations	2,184	1,835
Research and development tax credit	94	(1,213)
Foreign rate differential	462	22
Employee related and other	(186)	193
Interest related	-	34
Income tax expense / (benefit), statutory rates	(15,137)	(6,091)
Valuation allowance	5,150	6,091
Income tax benefit, net	$(9,987)	$-

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of  December 31, 2021 and 2020, are as follows:

	December 31,
(in thousands)	2021	2020

Long-term deferred assets:
Net operating loss carryforwards (federal and state)	$187,905	$183,793
Research and development tax credit	18,538	18,632
Compensation expense on stock	4,568	3,525
Other accrued	2,006	1,811
Depreciation	115	112
Total long-term deferred tax assets	213,132	207,873
Long-term deferred liabilities:
IPR&D	(7,114)	(16,778)
Total long-term deferred tax liabilities	(7,114)	(16,778)
Valuation allowance	(213,132)	(207,873)
Deferred tax liabilities, net	$(7,114)	$(16,778)

We are in a net deferred tax liability position as of  December 31, 2021 and 2020. Because we have never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured. It is our policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. There was neither interest nor penalties accrued as of December 31, 2021 and 2020, nor were any incurred in 2021 or 2020.

At December 31, 2021 and 2020, we had available carryforward net operating losses for federal tax purposes of $644.6 million and $631.9 million, respectively, research and development tax credit carryforward of $17.4 million and $17.2 million, respectively and orphan drug tax credit carryforwards of $1.1 million and $1.4 million, respectively. Of the of $644.6 million of federal net operating loss carryforwards, $80.8 million can be carried forward indefinitely. The remaining Federal net operating loss, research and development tax credit carryforwards and orphan drug credit carryforward will continue to expire through 2040.

At December 31, 2021 and 2020, we had available carryforward losses of approximately $598.9 million and $585.3 million, respectively, for state tax purposes. Of the $598.9 million state tax carryforward losses, $595.4 million is associated with the state of Pennsylvania, with the remainder associated with the other seven (7) states within which we have established tax nexus.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020, we performed an evaluation to determine whether a valuation allowance was needed. We considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. We determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, we maintained a full valuation allowance as of December 31, 2021 and 2020.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

A full valuation allowance has been provided against our deferred tax assets and, if a future assessment requires an adjustment, an adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required.

Note 16 – Leases

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020

Operating lease cost	$857	$826
Variable lease cost	45	29
Total lease cost	$902	$855

Other Information
Operating cash flows used for operating leases	$734	$895
Operating lease liabilities arising from obtaining right-of-use assets	$2,141	$249
Weighted average remaining lease term (in years)	4.8	1.3
Weighted average incremental borrowing rate	7.12%	9.00%

Future minimum lease payments under our non-cancelable operating leases as of December 31, 2021, are as follows:

(in thousands)	December 31, 2021

2022	$689
2023	575
2024	560
2025	570
2026	581
Thereafter	97
Total lease payments	3,072
Less imputed interest	(473)
Total operating lease liabilities at December 31, 2021	$2,599

Note 17 – Subsequent Events

In January 2022, in order to focus our resources on the development of our istaroxime pipeline, we began to reduce costs related to KL4 surfactant that were not already transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. The total severance cost for impacted employees is approximately $0.4 million and is expected to be paid through September 30, 2022. In addition, we have approximately $0.7 million of net book value related to manufacturing and laboratory equipment related to KL4 surfactant, and we are currently evaluating the disposition or alternative future use of these assets.