Form 10-K/A
period 2021-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2022-04-29
CIK 946486

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

As of April 29, 2022, there were 29,406,172 shares of the registrant’s common stock issued and outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

Auditor Name: Ernst & Young LLP          Auditor Location: Philadelphia, Pennsylvania     Auditor Firm ID: 42

EXPLANATORY NOTE TO AMENDMENT NO. 1

Windtree Therapeutics, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or Amendment No. 1, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 31, 2022, or the Original Form 10-K, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as explicitly set forth herein, this Amendment No. 1 does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K/A
For the Fiscal Year Ended December 31, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors, including their ages as of April 29, 2022:

NAME	AGE	POSITION(S)
Executive Officers
Craig E. Fraser	57	President and Chief Executive Officer, Director
Diane Carman	53	Senior Vice President and General Counsel
Eric Curtis	54	Senior Vice President and Chief Operating Officer
John P. Hamill	58	Senior Vice President, Chief Financial Officer, and Treasurer
Steven G. Simonson, M.D.	63	Senior Vice President and Chief Medical Officer
Non-Employee Directors
James Huang	56	Chairman of the Board of Directors
Daniel Geffken	65	Director
Evan Loh, M.D.	63	Director
Robert Scott, M.D.	68	Director
Leslie Williams	62	Director

Information about our Executive Officers

Craig E. Fraser. Mr. Fraser has served as President and Chief Executive Officer, or CEO, and a member of the Board of Directors, or the Board, since February 1, 2016. He brings over 30 years of experience as a leader in drug development, fundraising, business development and commercial operations in building biopharmaceutical and device businesses for startups as well as larger companies. Prior to joining us, Mr. Fraser held executive positions at several biopharmaceutical companies, including Novelion as President and Chief Operating Officer from 2014 to 2015 and, prior to that, positions of increasing responsibility; as Vice President of Global Disease Areas at Pfizer from 2009 to 2011 and Vice President and Global Business Manager at Wyeth Pharmaceuticals from 2007 to 2009. Previously, Mr. Fraser served as Vice President, Sales & Marketing and Commercial Operations and as Vice President, Oncology Global Strategic Marketing at Johnson & Johnson; and as Gastroenterology Franchise Lead, National Sales Director - Immunology and Acute Cardiovasculars, and Marketing Director - Cardiovasculars and Diagnostics at Centocor and various sales and sales management positions prior to marketing roles. Mr. Fraser is a veteran of both the U.S. Marine Corps and the U.S. Army. Mr. Fraser does not serve on any other public company boards. Mr. Fraser received his B.S. degree in Public Administration from Slippery Rock University of Pennsylvania.

Mr. Fraser’s knowledge of our business, as well as his extensive leadership and biopharmaceutical industry experience provide him with the qualifications and skills to serve on our Board.

Diane Carman. Ms. Carman has served as our Senior Vice President and General Counsel since July 2021. Ms. Carman brings over two decades of successful experience working in the life sciences and other highly regulated industries. She has built the legal and compliance infrastructure; led the legal, compliance, risk management and human resources functions; and served as a strategic business partner and general counsel to several biotech and medical device companies. From June 2020 to July 2021, Ms. Carman most recently served as General Counsel and Secretary to Vitara Biomedical, Inc., an early stage, spin-out of the Children’s Hospital of Philadelphia committed to transforming the lives of premature infants. Prior to Vitara, from October 2018 to June 2020, she served as Executive Vice President & General Counsel to Helius Medical Technologies, a publicly traded medical device company focused on neurological wellness. From October 2017 to October 2018, Ms. Carman served as General Counsel to Ablynx, Inc., a public biopharmaceutical company, which she helped shepherd though its successful sale to Sanofi in 2018. Earlier in her career, Ms. Carman also worked as Chief Corporate Counsel & Compliance Officer to Gamesa Technology Corporation, an international, public renewable energy company as well as Attorney for Labor Relations and Talent Negotiations for the National Broadcasting Company (NBC); was an associate with the AmLaw 100 firm of O’Melveny & Myers, LLP; and served as a judicial intern for Judge Jane Roth in the U.S. Court of Appeals for the Third Circuit. Ms. Carman holds a J.D. from the Villanova University Charles Widger School of Law (summa cum laude) and a B.A. from Villanova University (magna cum laude).

Eric Curtis. Mr. Curtis has served as our Senior Vice President and Chief Operating Officer since March 2020. Prior to joining us, he most recently served as Chief Executive Officer and President of Centurion BioPharma, a biopharmaceutical research and development focused company and a private subsidiary of CytRx Corporation, from June 2018 to November 2019. Mr. Curtis was primarily responsible for the company’s corporate strategy, pipeline development plan and business development. Prior to that role, he was President and Chief Operating Officer of CytRx Corporation, a biopharmaceutical company focused in oncology, from February 2018 to March 2020. Mr. Curtis’ responsibilities included corporate strategy, pipeline development and investor relations. Before that, Mr. Curtis was principal of Curtis Biopharm Consulting where he led his consulting business to work with the chief executive officers of several biopharmaceutical companies on refining their company’s strategic product development, commercialization effectiveness and focusing resources from 2016 to February 2018. Before that, Mr. Curtis served as President, US Commercial of Aegerion Pharmaceuticals, a biopharmaceutical company from 2014 to 2016. He led the commercial organization for US, represented commercial for global business development and was the lead of commercial for investor relations strategy and execution.

John P. Hamill. Mr. Hamill has served as our Senior Vice President and Chief Financial Officer, or CFO, since July 2020. Mr. Hamill maintained a consulting practice offering financial and chief financial officer services from September 2019 to June 2020. From August 2018 to August 2019, he served as the Vice President of Finance and Chief Financial Officer of Trevena, Inc., a biopharmaceutical company focused on the development and commercialization of novel medicines for patients with central nervous system disorders. From June 2017 through July 2018, Mr. Hamill maintained a consulting practice offering chief financial officer services such as, amongst other things, raising capital and budgeting. From January 2014 through May 2017, Mr. Hamill was Chief Executive Officer and Chief Financial Officer for NephroGenex, Inc. Mr. Hamill earned his B.S. with a dual major in Accounting/Business and Computer Science from DeSales University. Mr. Hamill is a Certified Public Accountant and is a member of the Pennsylvania Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Steven G. Simonson. Dr. Simonson has served as our Senior Vice President and Chief Medical Officer, or CMO, since April 2017, having previously served as our Senior Vice President and Chief Development Officer from October 2014 to April 2017, and our Vice President, Clinical Development, upon joining the Company in May of 2014. Dr. Simonson brings to us over 25 years of medical practice and pharmaceutical industry clinical trial experience with a significant background in drug development, including preclinical, first time into man and phases 1-4, and IND, NDA, and sNDA experience. Dr. Simonson spent 15 years at AstraZeneca Pharmaceuticals in areas of medical and clinical leadership primarily in the pulmonary, cardiovascular, and critical care therapeutic areas. He has been involved in or led several successful IND and NDA filings. He spent the next two years as Vice President of Clinical Development at Agennix, Inc., a biopharmaceutical company primarily focused in oncology and sepsis. Dr. Simonson was also an Executive Director in the Molecule Development Group at Covance, a biopharmaceutical development services company, where he applied his experience to developing clinical development programs for small and mid-size biotech and pharmaceutical companies. Dr. Simonson completed training in internal medicine followed by a fellowship in pulmonary and critical care medicine at Duke University Medical Center. He then held several faculty appointments at Duke in the departments of Anesthesiology and Medicine, including the divisions of Pulmonary and Critical Care Medicine. He is a Fellow of the American College of Chest Physicians, and author or co-author of multiple peer reviewed publications, abstracts, posters and chapters. Dr. Simonson received his medical degree from the Medical College of Wisconsin, and his Master of Health Sciences degree in Biometry from the Duke University School of Medicine.

Non-Employee Directors

James Huang. Mr. Huang has served as Chairman of the Board since December 2018. Mr. Huang is a Founding Managing Partner of Panacea Venture. Panacea Venture is a venture capital firm that focuses on investments in innovation and transformative early and growth healthcare and life sciences companies worldwide. He is a successful entrepreneur, investor, and opinion leader in the venture capital healthcare sector in China. Since 2011, Mr. Huang has served as a Managing Partner of Kleiner Perkins China, an investment advisory firm, focusing on the firm’s life sciences practice. Mr. Huang has made more than 15 investments in China since 2007. Prior to joining Kleiner Perkins China, Mr. Huang was a Managing Partner at Vivo Ventures, a venture capital firm specializing in life sciences investments. Prior to joining Vivo in 2007, Mr. Huang was president of Anesiva, a biopharmaceutical company focused on pain-management treatments. During his 20-year career in the pharmaceutical and biotech industry, Mr. Huang also held senior roles in business development, sales, marketing, and research and development with Tularik Inc. (subsequently acquired by Amgen), GlaxoSmithKline LLC, Bristol-Myers Squibb, and ALZA Corp. (subsequently acquired by Johnson & Johnson). Mr. Huang is a director at Kindstar Global and Casi Pharma and he is Chairman at Alaunos. Mr. Huang received an M.B.A. from the Stanford Graduate School of Business and a B.S. degree in chemical engineering from the University of California, Berkeley.

Mr. Huang’s insight into life sciences financing and experience in the biopharmaceutical industry provide him with the qualifications and skills to serve on our Board.

Daniel E. Geffken. Mr. Geffken has served as a member of our Board since April 24, 2019 and was also appointed Chairman of the audit committee and as a member of the compensation committee. Since 2011, Mr. Geffken has been serving as the Founding Managing Partner of Danforth Advisors, a leading financial and strategy consulting firm to the life sciences industry. He has served as chief financial officer and strategic consultant to numerous companies, including Apellis Pharmaceuticals, Cidara Therapeutics, Cabaletta Bio, Homology Medicines, Stealth BioTherapeutics and Transkaryotic Therapies. Mr. Geffken has served on the Board of Elicio Bio, Alcobra Ltd. and Arcturus Inc., after its merger with Alcobra.

Mr. Geffken’s deep understanding of the industry in which we operate, in corporate financial management and his overall business acumen and insights provide him with the qualifications and skills to serve on our Board.

Evan Loh, M.D. Dr. Loh has served as a member of our Board since February 2021. He has been the Chief Executive Officer of Paratek Pharmaceuticals, Inc., or Paratek, since June 2019. Prior to that, Dr. Loh served as President, Chief Operating Officer and Chief Medical Officer, in each case until June 2019. From June 2012 to October 2014, Dr. Loh served as Chairman of the board of directors of Paratek (prior to its merger with Transcept Pharmaceuticals, Inc.) and continues to serve as a member of its board. From October 2009 to January 2012, Dr. Loh served as Senior Vice President, Development and Strategic Operations, Worldwide Research and Development, at Pfizer Inc. From January 2007 to October 2009, Dr. Loh was Vice President, Clinical Research & Development at Wyeth. He is the 2006 and 2019 recipient of the Heroes of Chemistry Award from the American Chemical Society for his leadership roles in the development of Tygacil and Nuzyra, respectively. Dr. Loh is a member of the board of directors of Windtree Pharmaceuticals, Inc. and Adaptive Phage Therapeutics. He is the immediate past-Chairman of the Antimicrobials Working Group, an industry leading organization of biotech companies focused on antimicrobial development and currently serves as a member of its Executive Committee. Dr. Loh has served as a faculty member at both Harvard Medical School and the University of Pennsylvania School of Medicine. Dr. Loh received his A.B. from Harvard College and his M.D. from Harvard Medical School. He completed his Internal Medicine and Cardiovascular fellowship training at Brigham and Women’s Hospital.

Dr. Loh’s extensive leadership experience within the biopharmaceutical industry provides him with the qualifications and skills to serve on our Board.

Robert Scott, M.D. Dr. Scott has served as a member of our Board since February 2021. He has held leadership positions for over 30 years in the world’s leading biopharma companies, including J&J, Pfizer, Amgen and AbbVie. During that time, Dr. Scott has led development teams responsible for highly successful brands such as Norvasc®, Lipitor®, Repatha®, Humira®, Skyrizi® and Rinvoq™. Prior to his recent retirement as Chief Medical Officer and Head of Development for AbbVie, a research-based global biopharmaceutical company, in April 2020, Dr. Scott was responsible for a team of over 4,000 individuals across 52 countries, a budget of nearly US$3 billion and programs involving more than 40 new molecular entities since joining in April 2016. Prior to joining AbbVie, Dr. Scott served as Vice President of Global Development for Amgen from October 2010 to February 2016, where he conducted, among other programs, heart failure development. From 2002 until 2007, he was the Chief Medical Officer and Executive Vice President of Research and Development at AtheroGenics. While there he designed and implemented the first large cardiovascular outcomes study to be wholly performed by a small biotech. Dr. Scott also worked for Pfizer, one of the world’s premier biopharmaceutical companies, from 1992 to 2002. While there, he was intimately involved in many cardiovascular clinical trials. He also was integral in developing the cholesterol drug Lipitor® and Norvasc®, a drug used to treat high blood pressure. Dr. Scott has served on many committees and boards, including as a member of the FDA Cardiac and Renal Drug Advisory Committee from 2012 until 2016, the board of Transcelerate, and as a member of the PhRMA Research and Development Leadership Forum. Dr. Scott currently serves as a director for Redx Pharma, ArisGlobal, Confo Therapeutics, Oncospherix Inc. and Draupnir Bio, where he also sits on the remuneration committee. Dr. Scott received his BSc in Microbiology and Biochemistry and MbChB in Medicine from the University of Cape Town.

Dr. Scott’s extensive experience leading large biopharmaceutical companies through several successful product developments provides him with the qualifications and skills to serve on our Board.

Leslie J. Williams. Ms. Williams has served as a member of our Board since February 2021. She is a 25-year biopharmaceutical veteran and is an experienced biotech chief executive officer and board of directors’ member. She has experience in healthcare, management, commercial product development and marketing. In 2021, she founded hC Bioscience, Inc., a discovery stage biotech company, and serves as Director, President and Chief Executive Officer. Prior to this, she spent 10 years at ImmusanT, Inc., a clinical stage biotechnology company, and she served as Director, President & Chief Executive Officer of ImmusanT until 2019. Prior to that, she was President and Chief Executive Officer of Ventaira Pharmaceuticals since 2004 and under her leadership the company became a significant player in the pulmonary drug-delivery market until it was sold at the end of 2007. Prior to Ventaira, Ms. Williams was director of marketing for INO Therapeutics, Inc. and additional experience includes commercial positions at Merck and GSK, and drug-delivery and -monitoring experience at Datex-Ohmeda (formerly Ohmeda, Inc.). She was a venture partner at Battelle Ventures where she sourced and evaluated deals and assisted early-stage technology companies with strategy, management, business development and M&A. She has served on several private, public and non-profit boards. In addition to serving as Chief Executive Officer at hC Bioscience, she serves on the Board of Ocular Therapeutix since 2019, Life Science Leader since 2011, CSCRI since 2018, and Life Science Cares since 2017. Ms. Williams holds an MBA from Washington University, John Olin School of Business, and a B.S. degree with honors in nursing from the University of Iowa. Before entering industry, she was a critical-care nurse at Duke University, Medical College of Virginia and at the University of Iowa.

Ms. Williams’ insight into the biotechnology industry experience and familiarity with public life science company boards provides her with the qualifications and skills to serve on our Board.

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

We believe that the Board should remain free to configure the leadership of the Board and the Company in a way that best serves the interests of the Company and its stockholders at the time and, accordingly, has no fixed policy with respect to combining or separating the offices of the Chairman of the Board and the CEO.

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

Audit Committee

Our audit committee consists of Mr. Geffken, Dr. Loh and Ms. Williams, with Mr. Geffken serving as chair of our audit committee.

The primary purpose of the audit committee is to assist the Board in fulfilling its oversight responsibilities relating to our accounting, reporting and financial practices, and our compliance with all related legal and regulatory requirements, including oversight of:

●	the appointment, retention and compensation of the Company’s independent auditor;

●	the maintenance by management of the reliability and integrity of the Company’s accounting policies, financial reporting and disclosure practices, and tax compliance;

●	the establishment and maintenance by management of processes to ensure that an adequate system of internal control is functioning within the Company; and

●	the establishment and maintenance by management of processes to ensure compliance by the Company with all applicable laws, regulations and Company policy.

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

Compensation Committee

Our compensation committee consists of Mr. Geffken, Dr. Loh and Dr. Scott, with Dr. Loh serving as chair of our compensation committee. Each member of this committee (i) meets the requirements for independence under the current Nasdaq Listing Rules, and (ii) is a non-employee director, as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

The compensation committee is responsible for, among other things:

●	reviewing management of the Company’s policies regarding compensation policies relating to executive and general compensation;

●
reviewing and approving corporate goals and objectives relating to the composition of our CEO, executive officers, and other senior officers, evaluate performance of executive officers and other senior officers and determine the CEO’s and other executive officers’ compensation level based on the compensation committee’s evaluation;

●	reviewing, approving, and establishing guidelines for the Board; and

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

In the past, our Compensation Committee has delegated authority to our CEO to grant options or other stock awards, in accordance with guidelines established by the Compensation Committee in consultation with our compensation consultant, to certain non-executive officers. Our Compensation Committee also has the authority to form and delegate authority to one or more subcommittees as it deems appropriate from time to time under the circumstances.

Our CEO annually reviews the performance of each of the other executive officers, including the other named executive officers. He then recommends annual merit salary adjustments and any changes in annual or long-term incentive opportunities for other executives. The Compensation Committee considers our CEO’s recommendations in addition to data and recommendations presented by our executive compensation consultant.

AON Consulting, Inc., or AON, is our executive compensation consultant. AON reports directly to the Compensation Committee and provides various executive compensation services to the Compensation Committee, including advising the Compensation Committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program design and our award values in relation to performance. Upon request by the Compensation Committee, a representative of AON attended Compensation Committee meetings. AON does not provide services to us other than its advice to the Compensation Committee on executive and director compensation matters. The Compensation Committee determined AON to be independent under the Nasdaq and SEC regulations.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dr. Scott and Ms. Williams, with Ms. Williams serving as chair of our nominating and corporate governance committee. Each member of the nominating and corporate governance committee meets the requirements for independence under the listing requirements of Nasdaq.

The nominating and corporate governance committee is responsible for, among other things:

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

●
reviewing, evaluating and approving candidates submitted by stockholders to the Company and the timeliness of the submission therefor and recommending to the Board appropriate action on each such candidates; and

●	reviewing annually the performance of the Board.

The Board has adopted a written Nominating and Corporate Governance Committee Charter. The composition and responsibilities of the nominating and corporate governance committee, as reflected in its Charter, satisfy the applicable rules of the SEC and the listing requirements of Nasdaq. The Nominating and Corporate Governance Committee Charter may be found on our website at www.windtreetx.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our Internet website at “http://www.windtreetx.com” under the “Investors—Corporate Governance” tab. We intend to make all required disclosures on our website concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics with respect to our executive officers and directors.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2021 fiscal year by our directors and officers except that, due to administrative delay, one Form 4 for Dr. Scott was filed late on February 9, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for the year ended December 31, 2021, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

●	Craig E. Fraser, our President and CEO;

●	John P. Hamill, our Senior Vice President, CFO, and Treasurer; and

●	Steven G. Simonson, M.D., our Senior Vice President and CMO.

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered during the years ended December 31, 2021 and 2020.

Summary Compensation Table

		Salary	Bonus		Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)		($)(1)	($)(2)	($)
Craig E. Fraser	2021	$479,931	$95,986		$1,292,545	$8,700	$1,877,162
President and CEO	2020	460,284	299,865	(3)	-	9,814	769,963
John P. Hamill (4)	2021	380,175	83,639		270,690	8,700	743,204
Senior Vice President, CFO, and Treasurer	2020	167,014	85,000	(5)	1,221,416	4,275	1,477,705
Steven G. Simonson, M.D.	2021	418,193	85,311		507,995	10,800	1,022,299
Senior Vice President and CMO	2020	393,500	237,728	(6)	-	18,763	649,991

(1)
The aggregate grant date fair value of such awards was computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation, or ASC Topic 718, and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 11 of the Audited Consolidated Financial Statements of our Form 10-K filed March 31, 2022. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(2)
The reported amount reflects our match under our 401(k) savings plan, or 401(k) Plan, and, with respect to Dr. Simonson, includes $2,100 for a car allowance in 2021 and $1,500 for a car allowance and $8,000 for a tax allowance in 2020.

(3)
The reported amount reflects (i) a special one-time bonus of $124,708 awarded to Mr. Fraser in July 2020 by our Compensation Committee in recognition of corporate achievements including financing activities, the listing of our common stock on the Nasdaq Capital Market LLC, clinical achievements related to our product candidates, and business development efforts and (ii) Mr. Fraser’s 2020 performance-based bonus of $175,157 awarded by the Compensation Committee.

(4)	Mr. Hamill was appointed Senior Vice President and CFO on July 20, 2020.

(5)	The reported amount reflects the 2020 performance-based bonus of $75,000 and a signing bonus of $10,000.

(6)	The reported amount reflects (i) a special one-time bonus of $114,000 awarded to Dr. Simonson in July 2020 by our Compensation Committee in recognition of corporate achievements including financing activities, the listing of our common stock on the Nasdaq Capital Market LLC, clinical achievements related to our product candidates, and business development efforts and (ii) Dr. Simonson's 2020 performance-based bonus of $123,728 awarded by the Compensation Committee.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

The compensation of our named executive officers generally consists of base salary, annual cash bonus opportunities, long term incentive compensation in the form of equity awards and other benefits, as described below.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the named executive officer’s skill set, experience, role, responsibilities, and contributions. Effective March 1, 2022, the base salary of Mr. Fraser was increased from $481,099 to $557,300, the base salary of Mr. Hamill was increased from $381,100 to $401,400, and the base salary of Dr. Simonson was increased from $419,210 to $438,100.

Annual Cash Bonus Opportunities

The performance-based cash bonus opportunity for each of our named executive officers is expressed as a percentage of the applicable named executive officer’s base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. Each executive’s target bonus for the year is set forth in their employment agreements, as may be amended by the compensation committee from time to time. For 2021, our compensation committee and Board determined that each named executive officer’s performance bonus should be based principally on contribution towards the achievement of corporate goals. These goals primarily included research and development, financial, and positioning and awareness objectives. The compensation committee established that the 2021 annual target bonus amount for Mr. Fraser be targeted at 50% of his base salary and for Dr. Simonson and Mr. Hamill be targeted at 40% of their respective base salaries. Following a review of 2021 performance, our compensation committee approved bonus payments to Mr. Fraser of $95,986, to Mr. Hamill of $83,639, and to Dr. Simonson of $85,311.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. Our Board or compensation committee approves equity grants in its discretion, which have historically been in the form of stock options or restricted stock units, or RSUs.

On January 22, 2021, the compensation committee approved grants of stock options to Messrs. Fraser and Hamill and Dr. Simonson to purchase 286,500, 60,000, and 112,600 shares of our common stock, respectively, each with a per-share exercise price of $5.44. All options vest in equal annual installments on each of the first three anniversaries of the date of grant, subject to the named executive officer’s continuous service through the relevant vesting dates; provided, however, that such stock options may be eligible to fully accelerate in vesting in connection with a termination of employment as further described in the section titled “—Executive Employment Agreements” below. See “Item 11—Executive Compensation - Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made to our named executive officers.

Other Benefits

We currently provide health and welfare benefits that are available to all of our employees, including our named executive officers, including health, dental, life, vision and disability insurance.

In addition, we maintain, and the named executive officers participate in, our 401(k) Plan that is intended to be qualified under Section 401(a) of the Code and that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis and under which we are permitted to make discretionary employer contributions. The 401(k) Plan also includes a discretionary company match in an amount per participant equal to 50% of each participant’s contribution (up to a maximum of 6% of the participant’s base salary). The matching contribution was made in 2020 and 2021.

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Executive Employment Agreements

We are party to executive employment agreements, or the Executive Agreements, as amended from time to time, with each of our named executive officers, the key terms of which are described below.

Mr. Fraser

We entered into an employment agreement with Mr. Fraser, effective February 1, 2016 and subsequently amended. Mr. Fraser’s employment agreement provides for an annual base salary, which in 2021 was $481,099, and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the compensation committee, with a target amount equal to 50% of his base salary.

If Mr. Fraser’s employment is terminated due to death or Disability (as such term is defined in the employment agreement), all equity awards held by Mr. Fraser shall become fully vested and all stock options shall continue to be exercisable for the remainder of their stated term.

If Mr. Fraser’s employment is terminated by us without Cause or by Mr. Fraser for Good Reason prior to a Change of Control (as such terms are defined in the employment agreement) or after the 2nd anniversary of a Change of Control, Mr. Fraser will be eligible to receive the following, in addition to any amounts or benefits that are due under any of our vested plans or other policies, and on the condition that he enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, provided that all of our obligations shall cease if Mr. Fraser engages in a material breach of the employment agreement, or his restrictive covenant obligations, and fails to cure such breach within five business days after receipt from us of notice of such breach:

●
A pro rata bonus equal to a percentage of Mr. Fraser’s target bonus amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days Mr. Fraser was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination;

●
A severance amount equal to the sum of Mr. Fraser’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the target bonus amount, payable in equal installments in accordance with our regular payroll schedule from the date of termination to the date that is 12 months after the date of termination, or the Severance Period;

●	All vested stock options and other similar equity awards held by Mr. Fraser shall continue to be exercisable during the Severance Period; and

●
During the Severance Period, if Mr. Fraser elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, we will continue to pay our costs of Mr. Fraser’s and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees.

If Mr. Fraser’s employment is terminated by us without Cause or by Mr. Fraser for Good Reason prior to but in connection with a Change of Control or prior to the 2nd anniversary of a Change of Control, Mr. Fraser will be eligible to receive the following, in addition to any amounts or benefits that are due under any of our vested plans or other policies, and on the condition that he enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, provided that all of our obligations shall cease if Mr. Fraser engages in a material breach of the employment agreement, or his restrictive covenant obligations, and fails to cure such breach within five business days after receipt from us of notice of such breach:

●
A pro rata bonus equal to Mr. Fraser’s target bonus amount and prorated for the number of days Mr. Fraser was employed in the year of termination, payable in a lump sum within 10 days after the date of termination;

●
A severance amount equal to 1.5 times the sum of Mr. Fraser’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the target bonus amount, payable in a lump sum within 10 days after the date of termination except in certain limited circumstances;

●	All equity awards held by Mr. Fraser shall accelerate and become fully vested and all stock options shall continue to be exercisable for the remainder of their stated terms; and

●
For a period of 18 months following the termination date, if Mr. Fraser elects to continue medical benefits through COBRA, we will continue to pay our costs of Mr. Fraser and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees.

In addition, upon a Change of Control, for a period of 24 months after the date of the Change of Control and provided that Mr. Fraser is employed on the last day of a fiscal year ending in that period, Mr. Fraser will be entitled to an annual bonus at least equal to Mr. Fraser’s target bonus amount, payable no later than March 15 in the next succeeding fiscal year.

Mr. Fraser’s employment agreement includes 12-month post-employment non-competition and non-solicitation covenants and provide for confidentiality and the assignment to us of all intellectual property.

Mr. Hamill

We are a party to an employment agreement with Mr. Hamill, which was effective July 20, 2020. Mr. Hamill’s employment agreement provides for an annual base salary, which in 2021 was $381,100, and an annual incentive-based cash bonus, which may be awarded at the discretion of the compensation committee, with a target amount equal to 40% of his annual base salary.

The employment agreement provides for Mr. Hamill to receive severance (upon termination without Cause or by Mr. Hamill with Good Reason (as such terms are defined in the employment agreement)) of (a) any unpaid compensation accrued through the last day of Mr. Hamill’s employment, a lump sum payment of accrued but unused vacation days, and any other amounts owed to Mr. Hamill but not yet paid, less any amounts owed by Mr. Hamill to us, or the Hamill Accrued Compensation, (b) continued payment of base salary and subsidized COBRA benefits for 12 months following termination, (c) any earned but unpaid annual bonus for the fiscal year preceding Mr. Hamill’s date of termination and a pro rata bonus equal to the annual bonus Mr. Hamill would have earned absent his separation (as defined in the employment agreement) which amount shall be paid when our other executives are paid, and (d) during the 12-month period following termination, all vested stock options and similar equity awards held by Mr. Hamill shall continue to be exercisable, or the Hamill Severance Benefits.

If Mr. Hamill is terminated by us without Cause or Mr. Hamill terminates his employment with Good Reason within 24 months after a Change of Control (as defined in the employment agreement), the employment agreement further provides Mr. Hamill with severance, or the Hamill Change of Control Severance Benefits, consisting of  the Hamill Accrued Compensation, any earned but unpaid annual bonus for the fiscal year preceding the date of Mr. Hamill’s termination, a lump sum equal to one and one-half times Mr. Hamill’s base salary and annual bonus amount paid in a lump sum within 10 days after the date of termination, 18 months of COBRA benefits, full vesting and acceleration of Mr. Hamill’s equity awards upon the date of Mr. Hamill’s termination and the continued exercisability of Mr. Hamill’s equity awards for the remainder of their stated terms.

Mr. Hamill’s receipt of the Hamill Severance Benefits or the Hamill Change of Control Severance Benefits, as applicable, is conditioned on his execution of a separation and release agreement in a form acceptable to us. The employment agreement further provides that in the event of a Change of Control (as defined in the employment agreement) transaction, all of Mr. Hamill’s outstanding equity incentive awards will become fully vested so long as Mr. Hamill is actively employed by us at the time of such transaction. In the case of a termination of Mr. Hamill’s employment due to death or disability, all shares of stock and all options shall become fully vested and any earned but unpaid annual bonus for the fiscal year preceding the termination date would be paid.

Dr. Simonson

We are a party to an employment agreement with Dr. Simonson, which was effective December 19, 2014, as subsequently amended on December 29, 2014 and March 13, 2018. Dr. Simonson’s employment agreement provides for an annual base salary, which in 2021 was $419,210, and an annual incentive-based cash bonus, which may be awarded at the discretion of the compensation committee, with a target amount equal to 30% of his annual base salary.

The employment agreement provides for Dr. Simonson to receive severance (upon termination without Cause or by Dr. Simonson with Good Reason (as such terms are defined in the employment agreement)) of (a) any unpaid compensation accrued through the last day of Dr. Simonson’s employment, a lump sum payment of accrued but unused vacation days, and any other amounts owed to Dr. Simonson but not yet paid, less any amounts owed by Dr. Simonson to us, or the Simonson Accrued Compensation, (b) continued payment of base salary and subsidized COBRA benefits for 12 months following termination, (c) any earned but unpaid annual bonus for the fiscal year preceding Dr. Simonson’s date of termination and a pro rata bonus equal to the annual bonus Dr. Simonson would have earned absent his separation (as defined in the employment agreement) which amount shall be paid when our other executives are paid and, (d) during the 12-month period following termination, all vested stock options and similar equity awards held by Dr. Simonson shall continue to be exercisable, or the Simonson Severance Benefits.

If Dr. Simonson is terminated by us without Cause or Dr. Simonson terminates his employment with Good Reason within 24 months of a Change of Control (as defined in the employment agreement), the employment agreement further provides Dr. Simonson with severance, or the Simonson Change of Control Severance Benefits, consisting of the Simonson Accrued Compensation, any earned but unpaid annual bonus for the fiscal year preceding the date of Dr. Simonson's termination, a lump sum equal to one and one-half times Dr. Simonson’s base salary and annual bonus amount paid in a lump sum within 10 days after the date of termination, 18 months of COBRA benefits, full vesting and acceleration of Dr. Simonson’s equity awards upon the date of Dr. Simonson’s termination and the continued exercisability of Dr. Simonson’s equity awards for the remainder of their stated terms.

Dr. Simonson’s receipt of the Simonson Severance Benefits or the Simonson Change of Control Severance Benefits, as applicable, is conditioned on his execution of a separation and release agreement in a form acceptable to us. In the case of a termination of Dr. Simonson’s employment due to death or disability, all shares of stock and all options shall become fully vested and any earned but unpaid annual bonus for the fiscal year preceding the termination date would be paid.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021:

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable (#)(1)	Number of Securities Underlying Unexercised Options - Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Craig E. Fraser	02/02/16	3,414		$139.80	02/02/26
	07/28/16	667		106.20	07/28/26
	03/01/17	1,667		73.80	03/01/27
	12/24/18	421,905		12.66	12/24/28
	03/19/19	22,222	11,111	12.90	03/19/29
	01/22/21	47,750	238,750	5.44	01/22/31
John P. Hamill	07/20/20	70,334	140,666	6.98	07/20/30
	01/22/21	-	60,000	5.44	01/22/31
Steven G. Simonson, M.D.	05/19/14	143		1,428.00	05/19/24
	03/27/15	327		982.80	03/27/25
	02/02/16	595		139.80	02/02/26
	07/28/16	417		106.20	07/28/26
	03/01/17	917		73.80	03/01/27
	12/24/18	246,111		12.66	12/24/28
	03/19/19	11,111	5,555	12.90	03/19/29
	01/22/21	17,534	95,066	5.44	01/22/31

(1)
All options vest and become exercisable in equal installments on each of the first three anniversaries of the applicable grant date, assuming that the named executive officer continues to be employed with us through each vesting date.

Director Compensation

Directors who are also employees are not compensated separately for serving on the Board or any of its committees. Each of our non-employee directors receives cash compensation for his or her services. The compensation committee periodically conducts reviews of peer company director compensation practices, including before considering changes to our director compensation policy and amounts. In addition, to better align the interests of our Board with our stockholders, the compensation committee considers and recommends to the Board long-term equity compensation.

Pursuant to our Non-Employee Director Compensation Policy in place during 2021, our directors received annual cash retainers, paid on a quarterly basis, as set forth in the table below.

Non-Employee Director Compensation Policy
CASH	Quarterly Retainer ($)
Board Member Cash Retainer	$10,000
Board Chair Cash Retainer	6,250
Audit Committee
Chair	3,750
Member	1,750
Compensation Committee
Chair	2,500
Member	1,250
Nominating and Corporate Governance Committee
Chair	1,875
Member	1,000

EQUITY
Initial Equity Grant
Option to purchase 30,000 shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board

Annual Equity Grant
Option to purchase 15,000 shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board

Cash fees are paid quarterly, and are typically pro-rated for non-employee directors who do not serve a full quarter. Our non-employee directors are also reimbursed for their business-related expenses incurred in connection with attendance at Board and Committee meetings and related activities. Our only employee director, Mr. Fraser, receives no separate compensation for his service in such capacity.

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our non-employee directors during the year ended December 31, 2021.

Name of Non-Employee Director	Fees Earned or Paid in Cash ($)(1)	Total ($)
James Huang	$65,000	$65,000
Daniel E. Geffken	60,000	60,000
Evan Loh, M.D. (2)	52,250	52,250
Leslie Williams (2)	49,958	49,958
Robert Scott, M.D. (2)	44,917	44,917
Bruce A. Peacock (3)	22,000	22,000
Joseph M. Mahady (2)	14,250	14,250
John R. Leone (2)	13,625	13,625
Brian D. Schreiber, M.D. (2)	12,250	12,250

(1)
As of December 31, 2021, (i) Messrs. Huang and Geffken each held options to purchase 50,000 shares of our common stock, and (ii) Drs. Loh and Scott and Ms. Williams each held options to purchase 30,000 shares of our common stock.

(2)
On February 3, 2021, Mr. Joseph Mahady, Mr. John Leone, and Dr. Brian Schreiber retired as directors on our Board. Dr. Evan Loh, Ms. Leslie Williams, and Dr. Robert Scott joined the Board on the same date.

(3)	On June 15, 2021, Mr. Bruce Peacock retired as a director on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2021 the number of shares of our common stock issuable upon exercise of outstanding awards under our 2020 and 2011 Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2020 Long-Term Incentive Plan	1,256,317	$5.36	630,561
2011 Long-Term Incentive Plan (2)	1,566,709	14.81	-
Equity compensation plans not approved by security holders (3)
Inducement Grants (4)	564,414	5.39	-
Total	3,387,440	$9.74	630,561

(1)	Represents the weighted-average exercise price of outstanding stock options and does not include RSUs.

(2)
The 2011 Plan terminated on the effective date of the 2020 Plan. All shares that were available under the 2011 Plan, including any that are expired, forfeited or otherwise returnable to the 2011 Plan are transferred to and become available for grant under the 2020 Plan. All awards granted under the 2011 Plan continue to be governed by the terms of the 2011 Plan and the award agreements.

(3)
Our board of directors has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plans.

(4)	Reflects grants of stock options to purchase 564,414 shares of common stock that were “inducement grants” as defined under Nasdaq Listing Rule 5635(c)(4).

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth information as of April 29, 2022 regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our named executive officers and directors; and

●	all of our executive officers as a group.

The percentage of common stock outstanding is based on 29,406,172 shares of our common stock outstanding as of April 29, 2022. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of April 29, 2022 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Windtree Therapeutics, Inc. 2600 Kelly Road, Suite 100, Warrington, PA 18976.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Greater than 5% Stockholder
Lee’s Pharmaceutical Holdings Limited (1)	5,359,444	17.90%
Panacea Venture Healthcare Fund I L.P. (2)	3,449,161	11.30%

Directors and Named Executive Officers
James Huang (3)	3,775,442	12.36%
Daniel Geffken (4)	39,138	*
Evan Loh, M.D.	10,000	*
Robert Scott, M.D.	10,000	*
Leslie Williams	10,000	*
Craig E. Fraser (5)	672,095	2.24%
John P. Hamill (6)	103,634	*
Steven G. Simonson, M.D. (7)	348,226	1.17%

Executive Officers and Directors as a group (10 persons)	5,074,913	16.71%

* Less than 1%

(1)
Includes (i) 4,816,864 shares of common stock and 22,300 Series A-1 Warrants to purchase 22,300 shares of common stock held directly by Lee’s Pharmaceutical Holdings Limited, or Lee’s Holdings, exercisable within 60 days of April 29, 2022, and (ii) 199,203 Series G Warrants to purchase 199,203 shares of common stock exercisable within 60 days of April 29, 2022, 275,938 Series I Warrants to purchase 275,938 shares of common stock exercisable within 60 days of April 29, 2022 and 45,139 Series C warrants to purchase 45,139 shares of common stock exercisable within 60 days of April 29, 2022, held by LPH II Investments Limited, or LPH II. Lee’s Holdings may be deemed to have beneficial ownership of the shares held by LPH II due to its ownership of 100% of LPH II. LPH II is currently unable to exercise the Series C and G warrants due to an ownership cap restriction and Lee’s Holdings Series A-1 Warrants are subject to a 9.99% ownership cap. The Series I Warrants are subject to a 4.99% ownership cap (or such other percent as designated by each holder not to exceed 19.99%). Other than for purposes of Rule 13d-3 of the Act, Lee’s Holdings disclaims beneficial ownership of the shares of common stock and warrants, as applicable, except to the extent of its pecuniary interest therein, as applicable. Mses. Lee Siu Fong and Leelalertsuphakun Wanee are executive directors, Dr. Li Xiaoyi is an executive director and the Chief Executive Officer, Mr. Simon Miles Ball is a non-executive director, and Drs. Chan Yau Ching (Bob) and Tsim Wah Keung (Carl) and Mr. Lam Yat Cheong are the independent directors, of Lee’s Holdings, or the Lee’s Holdings Directors. The Lee’s Holdings Directors and the shareholders of Lee’s Holdings have shared voting and investment power over the shares held by Lee’s Holdings. The address for Lee’s Holdings and LPH II is 1/F, Building 20E, Phase 3, Hong Kong Science Park, Shatin, Hong Kong.

(2)
Includes 2,336,853 shares of common stock, 62,500 shares of common stock issuable upon exercise of Series D Warrants exercisable within 60 days of April 29, 2022, 498,008 shares of common stock issuable upon exercise of Series G Warrants exercisable within 60 days of April 29, 2022, 275,938 shares of common stock issuable upon exercise of Series I Warrants exercisable within 60 days of April 29, 2022 and 275,862 shares of common stock issuable upon exercise of May 2020 Warrants exercisable within 60 days of April 29, 2022 held by Panacea Venture Healthcare Fund I, L.P., or the Panacea Fund. Panacea Venture Healthcare Fund GP I, L.P. or the Immediate GP, is the general partner of the Panacea Fund, Panacea Venture Healthcare Fund GP Company, Ltd., or the Parent GP, is the general partner of the Immediate GP, and Panacea Venture Management Company Ltd., or the Management Company, is the management company of the Immediate GP. The Management Company, the Panacea Fund, the Immediate GP and the Parent GP are collectively referred to as the Panacea Entities. The Management Company together with the Parent GP and the Immediate GP may be deemed to have beneficial ownership over the shares of common stock held by the Panacea Fund. Each of the Series D Warrants and the Series G Warrants are subject to a 18.0% beneficial ownership cap and are currently unable to be exercised due to such ownership cap. The Series I Warrants are subject to a 4.99% ownership cap (or such other percent as designated by each holder not to exceed 19.99%). The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us). The Panacea Entities may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act. James Huang and Hai Mi serve as directors of the Parent GP and the Management Company. Mr. Huang, Hai Mi, and the shareholders of the Parent GP and Management Company have shared voting and investment power over the shares held by the Panacea Fund. Mr. Huang expressly disclaims beneficial ownership of the securities reported herein, except to the extent of his pecuniary interest therein, if any. The address of the Panacea Fund, Immediate GP, Parent GP and the Management Company is #6 Lane 1350 Middle Fuxing Rd., Xuhui District, Shanghai, China 200319.

(3)
Includes 291,281 shares of common stock and options to purchase 35,000 shares of common stock exercisable within 60 days of April 29, 2022 held directly by Mr. Huang, and 2,336,853 shares of common stock, 62,500 shares of common stock issuable upon exercise of Series D Warrants exercisable within 60 days of April 29, 2022, 498,008 shares of common stock issuable upon exercise of Series G Warrants exercisable within 60 days of April 29, 2022, 275,938 shares of common stock issuable upon exercise of Series I Warrants exercisable within 60 days of April 29, 2022 and 275,862 shares of common stock issuable upon exercise of May 2020 Warrants exercisable within 60 days of April 29, 2022 held by Panacea Venture Healthcare Fund I, L.P., or the Panacea Fund. Panacea Venture Healthcare Fund GP I, L.P., or the Immediate GP, is the general partner of the Panacea Fund, Panacea Venture Healthcare Fund GP Company, Ltd., or the Parent GP, is the general partner of the Immediate GP, and Panacea Venture Management Company Ltd., or the Management Company, is the management company of the Immediate GP. The Management Company, the Panacea Fund, the Immediate GP and the Parent GP are collectively referred to as the Panacea Entities. The Management Company together with the Parent GP and the Immediate GP may be deemed to have beneficial ownership over the shares of common stock held by the Panacea Fund. Each of the Series D Warrants and the Series G Warrants are subject to a 18.0% beneficial ownership cap and are currently unable to be exercised due to such ownership cap. The Series I Warrants are subject to a 4.99% ownership cap (or such other percent as designated by each holder not to exceed 19.99%). The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).The Panacea Entities may be deemed to constitute a “group” within the meaning of Section 13(d)(3) of the Exchange Act. Mr. Huang serves as a director of the Parent GP and the Management Company. Mr. Huang, Hai Mi, and the shareholders of the Parent GP and Management Company have shared voting and investment power over the shares held by the Panacea Fund. Mr. Huang serves as a director of the Immediate GP and may be deemed to beneficially own the shares held by the Panacea Fund. Also includes 70,281 shares of common stock held by Rui Jin (HK) Consulting Management Company Ltd., of which Mr. Huang is a director. Mr. Huang expressly disclaims beneficial ownership of the securities reported herein of the Panacea Entities and Rui Jin (HK) Consulting Management Company Ltd., except to the extent of his pecuniary interest therein, if any. The address of Mr. Huang is #6 Lane 1350 Middle Fuxing Rd., Xuhui District, Shanghai, China 200319.

(4)
Includes 2,069 shares of common stock, 2,069 May 2020 Warrants to purchase 2,069 shares of common stock exercisable within 60 days of April 29, 2022 and options to purchase 35,000 shares of common stock exercisable within 60 days of April 29, 2022. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

(5)
Includes 43,305 shares of common stock, 117 Series A-1 Warrants to purchase 117 shares of common stock exercisable within 60 days of April 29, 2022, 2,069 May 2020 Warrants to purchase 2,069 shares of common stock exercisable within 60 days of April 29, 2022, 1,500 March 2021 Warrants to purchase 1,500 shares of common stock, and options to purchase 625,104 shares of common stock exercisable within 60 days of April 29, 2022. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

(6)	Includes 3,500 shares of common stock, 1,500 March 2021 Warrants to purchase 1,500 shares of common stock exercisable within 60 days of April 29, 2022, and options to purchase 98,787 shares of common stock exercisable within 60 days of April 29, 2022.

(7)
Includes 17,594 shares of common stock, 20 Series A Warrants to purchase 20 shares of common stock exercisable within 60 days of April 29, 2022, 50 Series A-1 Warrants to purchase 50 shares of common stock exercisable within 60 days of April 29, 2022, 517 May 2020 Warrants to purchase 517 shares of common stock exercisable within 60 days of April 29, 2022, and options to purchase 328,545 shares of common stock exercisable within 60 days of April 29, 2022. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since January 1, 2020 or currently proposed, to which we were a party or will be a party, in which:

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

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Our management is responsible for determining whether a transaction is a related party transaction subject to our policy, and upon subject determination, is responsible for disclosing the material facts concerning the transaction and the related party’s interest in our transaction to our Audit Committee. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances with respect to the transaction and shall evaluate all available options, including ratification, revision or termination of the transaction. All of the transactions described above either were approved or ratified in compliance with this policy.

Since January 1, 2020, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Lee’s Pharmaceutical Holdings Limited and Affiliates

We have received substantial support from Lee’s Holdings, our largest stockholder. Lee’s Holdings is a company incorporated in the Cayman Islands with limited liability, whose common stock is listed on the Hong Kong Stock Exchange. As of December 31, 2021 and 2020, Lee’s Holdings’ beneficial ownership of our issued and outstanding shares of common stock was 17% and 29%, respectively.

Asia License Agreement

In June 2017, we entered into a License, Development and Commercialization Agreement, or the Asia License Agreement, with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), an affiliate of Lee’s Holdings, and thereafter amended it effective August 2017. Under the Asia License Agreement, as amended, we granted to Lee’s (HK) an exclusive license with a right to sublicense (i) to develop, manufacture, and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for respiratory distress syndrome, or RDS, in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, including the Aerosol Delivery System, or ADS, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes the People’s Republic of China, Hong Kong, Thailand, Taiwan, and 12 other countries.

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

March 2020 Term Sheet

On March 18, 2020, we entered into the Term Sheet with Lee’s (HK) pursuant to which Lee’s (HK) agreed to provide financing to fund the development of AEROSURF for the period April 1, 2020 through September 30, 2020 and make payments of up to $3.9 million (which was reduced to $2.8 million under specified circumstances) prior to September 1, 2020. In August 2020, we entered into the PF Agreement (as defined below) with Lee’s (HK), formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020.

Project Financing Agreement

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

With the termination of the PF Agreement in November 2020, we ceased enrollment in our Phase 2b bridging study at the European Union, or EU, clinical sites and are transferring AEROSURF development activities to Lee’s (HK) to be implemented under the terms of our Asia License Agreement. Since the 2018 acquisition of CVie Investments Limited and its wholly owned subsidiary CVie Therapeutics Limited, istaroxime has become our primary focus for investment and execution due to what we believe represents a greater potential value opportunity for us and our stockholders. Since completing our Phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated acute respiratory distress syndrome and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs not already transferred to our licensee in Asia, Lee’s (HK), under the terms of our Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

Other Arrangements

During 2020, we incurred $0.2 million in research and development expenses for services provided by an affiliate of Lee’s Holdings to our wholly owned subsidiary, CVie Therapeutics.

On December 31, 2021, we entered into a Master Manufacturing and Supply Agreement with an affiliate of Lee’s Holdings for the manufacture of our istaroxime drug product candidate.

Panacea Venture

As of December 31, 2021 and 2020, Panacea Venture’s, or Panacea’s, beneficial ownership of our issued and outstanding shares of common stock was 8% and 14%, respectively. James Huang, who in connection with the CVie Acquisition in December 2018 was appointed as a director and Chairman of our Board, is a founding and Managing Partner to Panacea. In May 2020, we completed a public offering of an aggregate of 2,758,620 units with each unit consisting of one share of our common stock and a warrant, or the May 2020 Offering. The offering price to the public was $7.25 per unit. After deducting underwriting discounts and commissions and offering expenses of $2.8 million, the net proceeds to us were approximately $20.2 million. Panacea invested $2.0 million in the May 2020 Offering.

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

Control by Officers and Directors

Our officers and directors and their affiliates beneficially own, in the aggregate, approximately 17.21% of our outstanding common stock as of April 29, 2022. As a result, in certain circumstances, these stockholders acting together may be able to determine matters requiring approval of our stockholders, including the election of our directors, or they may delay, defer or prevent a change in control. See “Item 12—Security Ownership of Certain Beneficial Owners and Management” for more information.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, during the years ended December 31, 2021 and 2020:

Service	2021	2020
Audit Fees	$782,720	$899,292
Audit-Related Fees	-	-
Tax Fees	9,448	9,158
All Other Fees	-	1,945
Total	$792,168	$910,395

“Audit fees” include fees incurred for: (i) professional services rendered for the audit of our annual financial statements; (ii) the review of quarterly financial statements, (iii) issuance of consents associated with the filing of registration statements; (iv) delivery of auditor comfort letters, and (v) a statutory audit.

“Audit-related fees” include assurance and related services that were reasonably related to the audit of annual financial statements and reviews of quarterly financial statements, but not reported under Audit Fees.

“Tax fees” consisted of all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax compliance and reporting.

“All other fees” consisted of those services not captured in the audit, audit-related or tax categories.

The Audit Committee considered whether the provision of all other services by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP and has concluded that Ernst & Young LLP is independent.

Pre-approval Policies

The Audit Committee pre-approves specified audit and non-audit services prior to the engagement of our independent registered public accounting firm. Our CFO monitors the performance of all services rendered by our independent auditors, determines whether such services are within the list of pre-approved services and informs the Audit Committee on a timely basis of any such services.

On an ongoing basis, our CFO, together with our independent registered public accounting firm, is responsible to submit to the Audit Committee all requests for approval of services that require a specific pre-approval. The Audit Committee reviews these requests and advises management and the independent registered public accounting firm if the Audit Committee pre-approves the engagement of the independent auditors for such projects and services. On a periodic basis, management reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. The Audit Committee may delegate the ability to pre-approve audit and permitted non-audit services to a sub-committee of the Audit Committee, provided that any such pre-approvals are reported at the next Audit Committee meeting.

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10.54#	Employment Agreement by and between Windtree and Diane Carman, dated as of July 1, 2021 (incorporated by reference to Exhibit 10.54 to Windtree's Annual Report on Form 10-K, as filed with the SEC on March 31, 2022).

21.1	Subsidiaries of Windtree (incorporated by reference to Exhibit 21.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

23.1
Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to Windtree's Annual Report on Form 10-K, as filed with the SEC on March 31, 2022).

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022).

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022).

31.3*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022).

32.2*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.

101	The following materials from Windtree’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements. (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTREE THERAPEUTICS, INC.

Date: April 29, 2022	By:	/s/ Craig E. Fraser
Craig E. Fraser
Director, President, and Chief Executive Officer