Form 10-Q
period 2022-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2022-08-11
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, there were 30,627,878 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

●

we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, that we have failed to comply with Nasdaq’s continued listing standards; if we fail to regain compliance within the allowed grace periods or other processes provided under the Nasdaq listing requirements, our common stock may be delisted and the value of our common stock may decrease;

●

delays in our anticipated timelines and milestones and additional costs associated with the impact of the residual effects of the novel coronavirus, or COVID-19, pandemic on our clinical trial operations;

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

●	the potential impairment of our intangible assets and goodwill on our condensed consolidated balance sheet, which could lead to material impairment charges in the future; and

●	economic uncertainty resulting from inflation or geopolitical instability, including the ongoing military conflict between Russia and Ukraine, the People’s Republic of China and the Republic of China (Taiwan).

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

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$11,378	$22,348
Prepaid expenses and other current assets	1,784	1,143
Total current assets	13,162	23,491

Property and equipment, net	307	1,011
Restricted cash	154	154
Operating lease right-of-use assets	2,074	2,381
Intangible assets	32,070	32,070
Goodwill	4,046	15,682
Total assets	$51,813	$74,789

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,072	$693
Accrued expenses	2,823	3,408
Operating lease liabilities - current portion	432	528
Loans payable - current portion	1,007	294
Total current liabilities	5,334	4,923

Operating lease liabilities - non-current portion	1,839	2,071
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	6,643	7,114
Total liabilities	32,616	32,908

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2022 and December 31, 2021; 29,406,196 and 28,268,950 shares issued at June 30, 2022 and December 31, 2021, respectively; 29,406,172 and 28,268,926 shares outstanding at June 30, 2022 and December 31, 2021, respectively	29	28
Additional paid-in capital	833,006	830,231
Accumulated deficit	(810,784)	(785,324)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders’ equity	19,197	41,881
Total liabilities & stockholders’ equity	$51,813	$74,789

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Expenses:
Research and development	$2,995	$4,221	$8,340	$8,631
General and administrative	2,907	3,371	5,895	8,040
Loss on impairment of goodwill	11,636	-	11,636	-
Loss on impairment of intangible assets	-	37,770	-	37,770
Total operating expenses	17,538	45,362	25,871	54,441
Operating loss	(17,538)	(45,362)	(25,871)	(54,441)

Other income (expense):
Interest income	17	39	18	89
Interest expense	(13)	(46)	(26)	(87)
Other income (expense), net	201	(352)	419	(243)
Total other income (expense), net	205	(359)	411	(241)

Loss before income taxes	(17,333)	(45,721)	(25,460)	(54,682)
Deferred income tax benefit	-	8,332	-	8,332
Net loss	$(17,333)	$(37,389)	$(25,460)	$(46,350)

Net loss per common share
Basic and diluted	$(0.59)	$(1.42)	$(0.87)	$(2.10)

Weighted average number of common shares outstanding
Basic and diluted	29,200	26,350	29,236	22,047

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2020	16,922	$17	$790,277	$(717,688)	-	$(3,054)	$69,552
Net loss	-	-	-	(8,961)	-	-	(8,961)
Issuance of common stock and common stock warrants, net of issuance costs	9,230	9	27,381	-	-	-	27,390
Stock-based compensation expense	-	-	2,443	-	-	-	2,443
Issuance of common stock, ATM Program, net of issuance costs	105	-	570	-	-	-	570
Issuance of common stock warrants, equity consideration for service agreement	-	-	494	-	-	-	494
Balance - March 31, 2021	26,257	$26	$821,165	$(726,649)	-	$(3,054)	$91,488
Net loss	-	-	-	(37,389)	-	-	(37,389)
Stock-based compensation expense	-	-	1,544	-	-	-	1,544
Issuance of common stock, ATM Program, net of issuance costs	447	1	1,119	-	-	-	1,120
Balance - June 30, 2021	26,704	$27	$823,828	$(764,038)	-	$(3,054)	$56,763

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2021	28,269	$28	$830,231	$(785,324)	-	$(3,054)	$41,881
Net loss	-	-	-	(8,127)	-	-	(8,127)
Stock-based compensation expense	-	-	770	-	-	-	770
Issuance of common stock, ATM Program, net of issuance costs	200	-	205	-	-	-	205
Balance - March 31, 2022	28,469	$28	$831,206	$(793,451)	-	$(3,054)	$34,729
Net loss	-	-	-	(17,333)	-	-	(17,333)
Stock-based compensation expense	-	-	781	-	-	-	781
Issuance of common stock, ATM Program, net of issuance costs	937	1	1,019	-	-	-	1,020
Balance - June 30, 2022	29,406	$29	$833,006	$(810,784)	-	$(3,054)	$19,197

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,460)	$(46,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488	93
Stock-based compensation	1,551	3,987
Non-cash lease expense	307	336
Non-cash expense related to equity consideration for a service agreement	-	494
Loss on impairment of goodwill	11,636	-
Loss on impairment of intangible assets	-	37,770
Loss on sale and disposal of property and equipment	19	-
Deferred income tax benefit	-	(8,332)
Unrealized (gain) loss on foreign exchange rate changes	(485)	300
Changes in assets and liabilities:
Prepaid expenses and other current assets	496	179
Accounts payable	379	(873)
Accrued expenses	(576)	(703)
Operating lease liabilities	(328)	(352)
Net cash used in operating activities	(11,973)	(13,451)

Cash flows from investing activities:
Proceeds from sale of property and equipment	210	-
Purchase of property and equipment	(13)	(3)
Net cash provided by (used in) investing activities	197	(3)

Cash flows from financing activities:
Proceeds from ATM Program, net of issuance costs	1,225	1,690
Principal payments on loans payable	(419)	(2,991)
Proceeds from issuance of common stock and warrants, net of issuance costs	-	27,390
Proceeds from research and development funding arrangement	-	400
Net cash provided by financing activities	806	26,489
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,970)	13,035
Cash, cash equivalents, and restricted cash - beginning of period	22,502	17,084
Cash, cash equivalents, and restricted cash - end of period	$11,532	$30,119

Supplementary disclosure of non-cash activity:
Prepayment of insurance through third-party financing	$1,132	$1,321
Operating lease liabilities arising from obtaining right-of-use assets	-	2,000

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused on the treatment of acute cardiovascular diseases and secondarily on acute pulmonary diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs. We completed this Phase 2 global clinical study and, in April 2022, announced positive topline results with istaroxime in raising systolic blood pressure. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain.

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

Our pulmonary product candidate portfolio consists of a KL4 surfactant platform to address a range of serious respiratory conditions in children and adults. In January 2022, we completed enrollment of 20 patients in our Phase 2 study of lucinactant (KL4 surfactant) for patients with severe novel coronavirus, or COVID-19, associated acute respiratory distress syndrome, or ARDS. The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

Previously, we were also developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our aerosol delivery system, or ADS, technology for the treatment of respiratory distress syndrome in premature infants. In order to focus our resources on the development of our istaroxime pipeline, we suspended all internal AEROSURF clinical activities in November 2020, and in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already transferred to our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing a potential licensing transaction.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private securities offerings; convertible debt financings; and/or potential strategic opportunities, including licensing agreements, drug product development, and marketing collaboration arrangements, pharmaceutical research cooperation arrangements, and/or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public securities offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations, and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available and we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2021. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 3 – Going Concern and Management’s Plans

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

We have incurred net losses since inception. Our net loss was $17.3 million and $37.4 million, respectively, for the three-month periods ended June 30, 2022 and 2021. Our net loss was $25.5 million and $46.4 million, respectively, for the six-month periods ended June 30, 2022 and 2021. Included in our net loss for the three and six months ended June 30, 2022 is an $11.6 million loss on impairment of goodwill, and included in our net loss for the three and six months ended  June 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin and a related $8.3 million deferred income tax benefit (see, Note 4 – Summary of Significant Accounting Policies). We expect to continue to incur operating losses for at least the next several years. As of June 30, 2022, we had an accumulated deficit of $810.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the six months ended June 30, 2022, we sold 1,137,246 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $1.3 million and net proceeds of approximately $1.2 million. During July and August 2022, we sold 1,221,706 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 8 – Stockholders’ Equity).

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited in selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. If our public float increases to $75 million or more, we will no longer be subject to such limitations.

As of  June 30, 2022, we had cash and cash equivalents of $11.4 million and current liabilities of $5.3 million. We believe that we have sufficient resources available to support our development activities and fund our business operations into the first quarter of 2023. However, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. Further, on June 3, 2022, we received a deficiency letter from the Nasdaq Stock Market LLC, or Nasdaq, notifying us that the closing bid price of our common stock had been below the minimum $1.00 per share for 30 consecutive business days, we are out of compliance with the requirements for continued listing on Nasdaq, and are subject to potential delisting. If we are unable to re-achieve compliance with the Nasdaq listing requirements within 180 days, or November 30, 2022, after receipt of a delisting notice, and if we are unable to obtain an extension therefore, we would be subject to delisting, which likely would further impair the liquidity and value of our common stock. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and six months ended June 30, 2022, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

During the second quarter of 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not impaired and we performed the required quantitative impairment assessment of the related intangible asset. We recorded a loss on impairment of intangible assets of $37.8 million, recognized within operating expenses in our condensed consolidated statements of operations for the three and six months ended  June 30, 2021. No events or changes in the business environment occurred during the six months ended  June 30, 2021 to indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

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

Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that goodwill may be impaired. For example, a significant decline in the closing share price of our common stock and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying amount, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in the closing share price of our common stock following the announcement in April 2022 of positive topline results in our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock.

During the second quarter of 2022, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we performed the required interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Based on the quantitative test performed, we recorded a loss on impairment of goodwill of $11.6 million, recognized within operating expenses in our condensed consolidated statements of operations for the three and six months ended  June 30, 2022.

The closing share price of our common stock has continued to decline during July and August 2022. If our share price continues to decline during the remainder of the third quarter of 2022, we may be at risk for future impairment to goodwill in the near term.

The following table represents identifiable intangible assets and goodwill as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(in thousands)	2022	2021

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	9,730	9,730
Intangible assets	32,070	32,070

Goodwill	$4,046	$15,682

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income (expense), net. Foreign currency transactions resulted in gains of approximately $0.2 million and losses of approximately $0.3 million for the three-month periods ended June 30, 2022 and 2021, respectively. Foreign currency transactions resulted in gains of approximately $0.4 million and losses of approximately $0.2 million for the six-month periods ended June 30, 2022 and 2021, respectively.

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

Severance

In January 2022, in order to focus our resources on the development of our istaroxime pipeline, we began to reduce costs related to KL4 surfactant that were not already transferred to our licensee in Asia, Lee’s (HK), under the terms of the Asia License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. In February 2022, management communicated its commitment to provide severance payments to impacted employees, provided that they remain employed with us through their expected termination dates. The total severance cost for impacted employees is approximately $0.4 million, which was ratably accrued over the service periods of the employees, and to be paid through September 30, 2022. We incurred $0.1 million and $0.4 million of expense related to these severance arrangements during the three and six months ended June 30, 2022, respectively, which is included in research and development expense. During the three and six months ended June 30, 2022, $0.2 million was paid. The related liability as of June 30, 2022 is $0.2 million and is included in accrued expenses.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

During the first quarter of 2022, we determined that certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform would be abandoned by March 31, 2022. We accelerated depreciation of these assets during the first quarter of 2022, resulting in $0.4 million of additional depreciation expense for the three months ended March 31, 2022. During the second quarter of 2022, the abandoned assets and certain other KL4 surfactant platform assets were disposed.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of June 30, 2022 and 2021, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, as well as the vesting of restricted stock units, was 21.2 million and 19.9 million shares, respectively. For the three and six months ended June 30, 2022 and 2021, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

We do not have any components of other comprehensive (loss) income.

COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its continued impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact, particularly in light of the surge of new COVID-19 cases relating to new variants. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources, and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The extended timelines have required us to expend more of our capital resources than planned to achieve our projected milestones. For example, our Phase 2 study of istaroxime for early cardiogenic shock in heart failure patients experienced delays in trial initiation and enrollment in 2021. Although many countries have re-opened, rises in new cases, including as the result of newly identified COVID-19 variants, have caused certain countries, states, and localities to re-initiate restrictions. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include the severity and transmissibility of new variants of the virus, information about any resurgences in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories, or manufacturing facilities are located, and the actions taken to contain it or treat its impact. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories, or other facilities are located remains possible and if realized, we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts, or modifications to our ongoing and planned trials in 2022 and beyond.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2022	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$10,121	$10,121	$-	$-
Total Assets	$10,121	$10,121	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2021	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$21,104	$21,104	$-	$-
Total Assets	$21,104	$21,104	$-	$-

Note 6 – Loans Payable

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% annual interest rate. Payments of approximately $126,000 are due monthly from July 2022 through March 2023. As of  June 30, 2022, the outstanding principal of the loan was $1.0 million.

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

Note 7 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into an Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P., or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 8,333 shares of our common stock at an exercise price of $2,360.40 per share held by Deerfield were cancelled in consideration for (i) a cash payment in the aggregate amount of $2.5 million, (ii) 23,703 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (iii) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (see, Note 4 – Summary of Significant Accounting Policies). The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of June 30, 2022 and December 31, 2021, the restructured debt liability balance was $15.0 million.

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

For the six months ended June 30, 2022, we sold 1,137,246 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $1.3 million and net proceeds of approximately $1.2 million. For the six months ended June 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million.

During July and August 2022, we sold 1,221,706 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. As of August 11, 2022, approximately $3.2 million remains available under the ATM Program. However, we are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited in selling no more than one-third of our public float during any 12-month period. If our public float increases to $75 million or more, we will no longer be subject to such limitations.

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

Note 9 – Stock-Based Compensation

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2022	3,387	$9.74
Granted	880	0.99
Forfeited or expired	(220)	9.72
Outstanding at June 30, 2022	4,047	$7.84	7.8

Vested and exercisable at June 30, 2022	2,229	$11.35	6.8

Vested and expected to vest at June 30, 2022	3,821	$7.85	7.8

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2022	-	$-
Awarded	582	0.99
Cancelled	(21)	1.02
Outstanding at June 30, 2022	561	$0.99

Vested and exercisable at June 30, 2022	-	$-

Vested and expected to vest at June 30, 2022	561	$0.99

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Research and development	$147	$630	$382	$1,569
General and administrative	634	914	1,169	2,418
Total	$781	$1,544	$1,551	$3,987

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

	Six Months Ended June 30,
	2022	2021

Weighted average expected volatility	106%	105%
Weighted average expected term (in years)	6.9	6.7
Weighted average risk-free interest rate	1.70%	0.48%
Expected dividends	-	-

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

As of June 30, 2022, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled "Forward-Looking Statements" and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission, or SEC, on March 31, 2022, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis, or MD&A, is provided as a supplement to the accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) to help provide an understanding of our financial condition and changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) and our Annual Report on Form 10-K for the year ended December 31, 2021. Unless otherwise specified, references to Notes in this MD&A refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Our development programs are primarily focused on the treatment of acute cardiovascular diseases and secondarily on acute pulmonary diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs. We completed this Phase 2 global clinical study and, in April 2022, announced positive topline results with istaroxime in raising systolic blood pressure. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain. We believe that istaroxime has the potential to fulfill an unmet need in early cardiogenic shock. We further believe that the data from our recently completed Phase 2 global clinical study in early cardiogenic shock will not only support that program’s continued development but will also support the continued development of our AHF program as well.

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

Our pulmonary product candidate portfolio consists of a KL4 surfactant platform to address a range of serious respiratory conditions in children and adults. In January 2022, we completed enrollment of 20 patients in our Phase 2 study of lucinactant (KL4 surfactant) for patients with severe novel coronavirus, or COVID-19, associated acute respiratory distress syndrome, or ARDS. The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

Previously, we were also developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our aerosol delivery system, or ADS, technology for the treatment of respiratory distress syndrome in premature infants. In order to focus our resources on the development of our istaroxime pipeline, we suspended all internal AEROSURF clinical activities in November 2020, and in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already transferred to our licensee in Asia, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Asia License Agreement. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing a potential licensing transaction.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private securities offerings; convertible debt financings; and/or potential strategic opportunities, including licensing agreements, drug product development, and marketing collaboration arrangements, pharmaceutical research cooperation arrangements, and/or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public securities offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations, and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available and we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition, and results of operations.

We have incurred operating losses since our incorporation on November 6, 1992. For the three-month periods ended  June 30, 2022 and 2021 , we had operating losses of $17.5  million and  $45.4  million, respectively. For the  six -month periods ended June 30, 2022 and 2021 , we had operating losses of  $25.9 million and  $54.4 million, respectively. Included in our operating loss for the three and  six months ended June 30, 2022  is an  $11.6 million loss on impairment of goodwill, and included in our operating loss for the three and six months ended  June 30, 2021 is a  $37.8 million loss on impairment of intangible assets related to rostafuroxin (see,  Note 4 – Summary of Significant Accounting Policies ). As of  June 30, 2022 , we had an accumulated deficit of  $810.8  million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

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

Istaroxime (Early Cardiogenic Shock)

In September 2020, we initiated a small Phase 2 clinical study of istaroxime for the acute treatment of early cardiogenic shock in heart failure patients with a more severe case of heart failure to evaluate the potential to improve blood pressure. The study also evaluated the safety and side effect profile of istaroxime in this patient population. In April 2022, we announced positive topline results with istaroxime in raising systolic blood pressure, the critical clinical objective in treating patients in cardiogenic shock. In May 2022, we presented data from our positive Phase 2 study of istaroxime in early cardiogenic shock in a late-breaker presentation at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain. There is a significant unmet medical need in the area of early cardiogenic shock and severe heart failure. Istaroxime demonstrated a meaningful improvement in blood pressure in clinical trials of this condition, and we believe there may be an opportunity to apply for a Breakthrough Therapy designation that could provide beneficial opportunities for the development program. In order to continue our development of istaroxime for the acute treatment of early cardiogenic shock, subject to adequate resources, we are planning to extend enrollment in this clinical trial by up to 30 patients. We believe that this extension will advance the characterization of the physiology associated with longer dosing as well as evaluate a dose titration. We also believe that this extension will further characterize the effects and potential benefits associated with SERCA2a activation and will support our clinical regulatory strategy for istaroxime. We currently do not have sufficient capital to fully execute the extension of this clinical trial.

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

Rostafuroxin

Rostafuroxin has demonstrated efficacy in Caucasian patients in treatment naïve hypertension in a Phase 2b trial. During the second quarter of 2021, we concluded an initial process to test the industry’s interest in investing in our drug product candidate. We currently have not been able to secure a licensing transaction or other strategic opportunity. As a result, we recorded an impairment of the related intangible asset during the year ended December 31, 2021. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional Phase 2 clinical trial to demonstrate efficacy in non-Caucasian and Caucasian patients in treatment resistant hypertension. We are continuing to pursue licensing arrangements, other strategic partnerships, and/or grant funding for rostafuroxin. We do not intend to conduct the additional Phase 2 clinical trial without securing such an arrangement, partnership, or grant funding.

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

KL4 Surfactant Platform

Our pulmonary product candidate portfolio consists of a KL4 surfactant platform to address a range of serious respiratory conditions in children and adults. In January 2022, we completed enrollment of 20 patients in our study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury. The Phase 2 trial was designed to assess feasibility, safety, and tolerability of administration of reconstituted lyophilized lucinactant in these critically ill patients. The multicenter, single-arm study enrolled 20 critically ill patients in the U.S. and Argentina who were intubated and on mechanical ventilation due to severe COVID-19 associated ARDS. The study demonstrated that intratracheal administration of reconstituted lyophilized lucinactant was generally safe and well tolerated. Lucinactant was safely administered to critically ill, mechanically ventilated patients with severe COVID-19 associated ARDS. Oxygenation and other physiological parameters were stable to improved after dosing, supporting the feasibility of this treatment approach to develop a potential treatment for critically ill patients with ARDS due to COVID-19 or other causes.

Previously, we were also developing AEROSURF (lucinactant for inhalation), a novel drug/medical device combination product for noninvasive delivery of aerosolized KL4 surfactant using our ADS technology for the treatment of respiratory distress syndrome in premature infants. In order to focus our resources on the development of our istaroxime pipeline, we suspended all internal AEROSURF clinical activities in November 2020, and in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already transferred to our licensee in Asia, Lee’s (HK), under the terms of the Asia License Agreement. More specifically, since the termination of the Project Financing Agreement in November 2020, we ceased enrollment in our Phase 2b bridging study at the European Union clinical sites, reduced headcount dedicated to KL4 surfactant, and decommissioned both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. While we have no direct insight into such, we are continuing to support Lee’s (HK) independent development efforts to advance AEROSURF to a Phase 2 bridging study and Phase 3 clinical trial in Asia. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing a potential licensing transaction.

Impact of COVID-19

The COVID-19 pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its continued impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact, particularly in light of the surge of new COVID-19 cases relating to new variants. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources, and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The extended timelines have required us to expend more of our capital resources than planned to achieve our projected milestones. For example, our Phase 2 study of istaroxime for early cardiogenic shock in heart failure patients experienced delays in trial initiation and enrollment in 2021. Although many countries have re-opened, rises in new cases, including as the result of newly identified COVID-19 variants, have caused certain countries, states, and localities to re-initiate restrictions. The full extent, duration, or impact that the COVID-19 pandemic will have, directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include the severity and transmissibility of new variants of the virus, information about any resurgences in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories, or manufacturing facilities are located, and the actions taken to contain it or treat its impact. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories, or other facilities are located remains possible and if realized, we believe there could be further impact on the clinical development of our product candidates, which may include potential delays, halts, or modifications to our ongoing and planned trials in 2022 and beyond.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the  three and six months ended June 30, 2022 , no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

During the second quarter of 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not impaired and we performed the required quantitative impairment assessment of the related intangible asset. We recorded a loss on impairment of intangible assets of  $37.8  million, recognized within operating expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2021. No events or changes in the business environment occurred during the six months ended June 30, 2021 to indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that goodwill may be impaired. For example, a significant decline in the closing share price of our common stock and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying amount, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in the closing share price of our common stock following the announcement in April 2022 of positive topline results in our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock.

During the second quarter of 2022, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we performed the required interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Based on the quantitative test performed, we recorded a loss on impairment of goodwill of  $11.6 million, recognized within operating expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2022.

The closing share price of our common stock has continued to decline during July and August 2022. If our share price continues to decline during the remainder of the third quarter of 2022, we may be at risk for future impairment to goodwill in the near term.

The following table represents identifiable intangible assets and goodwill as of June 30, 2022 and December 31, 2021 :

	June 30,	December 31,
(in thousands)	2022	2021

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	9,730	9,730
Intangible assets	32,070	32,070

Goodwill	$4,046	$15,682

RESULTS OF OPERATIONS

Operating Loss and Net Loss

The operating loss for the three months ended June 30, 2022 and 2021 was $17.5 million and $45.4 million, respectively. The decrease in operating loss from 2021 to 2022 was due to a $37.8 million loss on impairment of intangible assets related to rostafuroxin in 2021 (see, Note 4 – Summary of Significant Accounting Policies) and a $1.7 million decrease in operating expenses in 2022, partially offset by an $11.6 million loss on impairment of goodwill in 2022.

The operating loss for the six months ended June 30, 2022 and 2021 was $25.9 million and $54.4 million, respectively. The decrease in operating loss from 2021 to 2022 was due to a $37.8 million loss on impairment of intangible assets related to rostafuroxin in 2021 and a $2.4 million decrease in operating expenses in 2022, partially offset by an $11.6 million loss on impairment of goodwill in 2022.

The net loss for the three months ended June 30, 2022 and 2021 was $17.3 million and $37.4 million, respectively. The decrease in net loss from 2021 to 2022 was due to a $37.8 million loss on impairment of intangible assets related to rostafuroxin in 2021 and a $1.7 million decrease in operating expenses in 2022, partially offset by an $11.6 million loss on impairment of goodwill in 2022, an $8.3 million deferred income tax benefit related to the reduction of the deferred tax liability in 2021, and an increase of $0.5 million in other income.

The net loss for the six months ended June 30, 2022 and 2021 was $25.5 million and $46.4 million, respectively. The decrease in net loss from 2021 to 2022 was due to a $37.8 million loss on impairment of intangible assets related to rostafuroxin in 2021 and a $2.4 million decrease in operating expenses in 2022, partially offset by an $11.6 million loss on impairment of goodwill in 2022, an $8.3 million deferred income tax benefit related to the reduction of the deferred tax liability in 2021, and an increase of $0.6 million in other income.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) raw materials, aerosol devices and supplies; (v) royalties; (vi) rents and utilities; (vii) depreciation; (viii) travel; and (ix) other. We currently have sufficient capital to execute limited clinical trial work on the extension of our trial of istaroxime for early cardiogenic shock. We expect that our research and development expenses will decrease unless and until we secure additional capital. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Istaroxime - early cardiogenic shock	$974	$840	$2,174	$1,346
Istaroxime - AHF	111	155	656	654
KL4 surfactant	78	263	291	507
Total direct clinical and preclinical programs	1,163	1,258	3,121	2,507

Product development and manufacturing	420	1,085	2,042	2,172
Clinical, medical, and regulatory operations	1,412	1,878	3,177	3,952
Total research and development expenses	$2,995	$4,221	$8,340	$8,631

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.3 million and $0.7 million, respectively, for the three months ended June 30, 2022 and 2021, and $1.0 million and $1.6 million, respectively, for the six months ended June 30, 2022 and 2021.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Istaroxime - early cardiogenic shock increased $0.1  million and $0.8 million, respectively, for the three and  six months ended June 30, 2022 compared to the same periods in 2021 due to our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock and our ongoing extension of this trial following the announcement of positive topline results in April 2022.

Istaroxime - AHF costs relate to limited ongoing clinical and preclinical development activities, including toxicology studies and drug lot production.

KL4 surfactant decreased  $0.2 million for both the three and six months ended June 30, 2022 compared to the same periods in 2021 following the completion of enrollment in January 2022 of our Phase 2b study of lucinactant for patients with severe COVID-19 associated ARDS.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, with our contract manufacturing organization, validation activities, quality assurance; and (ii) pharmaceutical and manufacturing development activities of our drug product candidates, including development of istaroxime. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality assurance activities, and expert consultants and outside services to support pharmaceutical development activities.

Product development and manufacturing expenses decreased $0.7 million for the three months ended June 30, 2022 compared to the same period in 2021 due to (i) a decrease of $0.4 million related to our decision in January 2022 to begin to reduce costs related to the development of the KL4 surfactant platform that were not already transferred to Lee’s (HK); a decrease of $0.1 million related to reductions in headcount for the KL4 surfactant platform; and (iii) a $0.1 million decrease in non-cash stock-based compensation expense.

Product development and manufacturing expenses decreased$0.1 million for the six months ended June 30, 2022 compared to the same period in 2021 due to (i) a decrease of $0.4 million related to our decision in January 2022 to begin to reduce costs related to the KL4 surfactant platform that were not already transferred to Lee’s (HK); and (ii) a $0.1 million decrease in non-cash stock-based compensation expense; partially offset by (iii) $0.4 million in accelerated depreciation during the first quarter of 2022 following the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform.

Clinical, Medical, and Regulatory Operations

Clinical, medical, and regulatory operations include medical, scientific, preclinical and clinical, regulatory, data management, and biostatistics activities in support of our research and development programs. These costs include personnel, expert consultants, outside services to support regulatory and data management, symposiums at key medical meetings, facilities-related costs, and other costs for the management of clinical trials.

Clinical, medical, and regulatory operations expenses decreased $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021 due to a decrease of $0.4 million in non-cash stock-based compensation expense and a decrease of $0.1 million in personnel costs. Clinical, medical, and regulatory operations expenses decreased$0.8 million for the six months ended June 30, 2022 compared to the same period in 2021 due to a decrease of $0.9 million in non-cash stock-based compensation expense, partially offset by an increase of $0.1 million in personnel costs.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

General and administrative expenses	$2,907	$3,371	$5,895	$8,040

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses decreased $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021 due to (i) a decrease of $0.3 million in non-cash stock-based compensation expense and (ii) a decrease of $0.3 million in professional fees, partially offset by (iii) an increase of $0.1 million in personnel costs.

General and administrative expenses decreased $2.1 million for the six months ended June 30, 2022 compared to the same period in 2021 due to (i) a decrease of $1.2 million in non-cash stock-based compensation expense and (ii) a decrease of $1.2 million in professional fees, partially offset by (iii) an increase of $0.3 million in personnel costs.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Interest income	17	39	18	89
Interest expense	(13)	(46)	(26)	(87)
Other income (expense), net	201	(352)	419	(243)
Total other income (expense), net	$205	$(359)	$411	$(241)

Interest income relates to interest on our money market account for the three and six months ended June 30, 2022 and 2021, and relates to interest on our U.S. Treasury notes for the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2022 and 2021, interest expense consists of interest expense associated with loans payable.

For the three and six months ended June 30, 2022 and 2021, other income (expense), net primarily consists of gains and losses on foreign currency translation.

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

We have incurred net losses since inception. Our net loss was $17.3 million and $37.4 million, respectively, for the three-month periods ended June 30, 2022 and 2021. Our net loss was $25.5 million and $46.4 million, respectively, for the six-month periods ended June 30, 2022 and 2021. Included in our net loss for the three and six months ended June 30, 2022 is an $11.6 million loss on impairment of goodwill, and included in our net loss for the three and six months ended June 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin and a related $8.3 million deferred income tax benefit (see, Note 4 – Summary of Significant Accounting Policies). We expect to continue to incur operating losses for at least the next several years. As of June 30, 2022, we had an accumulated deficit of $810.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the six months ended June 30, 2022, we sold 1,137,246 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $1.3 million and net proceeds of approximately $1.2 million. During July and August 2022, we sold 1,221,706 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million (see, Note 8 – Stockholders’ Equity).

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited in selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. If our public float increases to $75 million or more, we will no longer be subject to such limitations.

As of June 30, 2022, we had cash and cash equivalents of $11.4 million and current liabilities of $5.3 million. We believe that we have sufficient resources available to support our development activities and fund our business operations into the first quarter of 2023. However, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. Further, on June 3, 2022, we received a deficiency letter from the Nasdaq Stock Market LLC, or Nasdaq, notifying us that the closing bid price of our common stock had been below the minimum $1.00 per share for 30 consecutive business days, we are out of compliance with the requirements for continued listing on Nasdaq, and are subject to potential delisting. If we are unable to re-achieve compliance with the Nasdaq listing requirements within 180 days, or November 30, 2022, after receipt of a delisting notice, and if we are unable to obtain an extension therefore, we would be subject to delisting, which likely would further impair the liquidity and value of our common stock. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition.

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

Cash Flows

Cash flows for the six months ended June 30, 2022 primarily consist of $12.0 million of net cash used in operating activities, $0.2 million of net cash provided by investing activities, and $0.8 million of net cash provided by financing activities. Cash flows for the six months ended June 30, 2021 consist of $13.5 million of net cash used in operating activities and $26.5 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $12.0 million for the six months ended June 30, 2022 and consisted primarily of (i) a net loss of $25.5 million; and (ii) an unrealized gain on foreign exchange rate changes of $0.5 million; partially offset by (iii) a non-cash loss on impairment of goodwill of $11.6 million; (iv) non-cash stock-based compensation of $1.6 million; (v) depreciation and amortization of $0.5 million; and (vi) non-cash lease expense of $0.3 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $13.5 million for the six months ended June 30, 2021 and consisted primarily of (i) a net loss of $46.4 million; (ii) a non-cash deferred income tax benefit of $8.3 million; and (iii) changes in operating assets and liabilities of $1.7 million; partially offset by (iv) a non-cash loss on impairment of intangible assets of $37.8 million; (v) non-cash stock-based compensation of $4.0 million; (vi) non-cash expense related to equity consideration for a financial advisory service agreement of $0.5 million; (vii) non-cash lease expense of $0.3 million; (viii) an unrealized loss on foreign exchange rate changes of $0.3 million; and (ix) depreciation and amortization of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Investing Activities

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2022 and primarily includes proceeds from sale of property and equipment related to the decommissioning and sale of certain manufacturing and laboratory equipment assets previously used for the KL4 surfactant platform.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.8 million and includes (i) $1.2 million in net proceeds from the ATM Program; partially offset by (ii) $0.4 million of principal payments on loans payable.

Net cash provided by financing activities for the six months ended June 30, 2021 was $26.5 million and includes (i) $27.4 million in net proceeds from the March 2021 public offering; (ii) $1.7 million in net proceeds from the ATM Program; and (iii) $0.4 million in proceeds from our research and development funding arrangement with Lee’s (HK); partially offset by (iv) $3.0 million of principal payments on loans payable.

The following sections provide a more detailed discussion of our available financing facilities.

Loan Payable to Bank Direct Capital Finance

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% annual interest rate. Payments of approximately $126,000 are due monthly from July 2022 through March 2023. As of June 30, 2022, the outstanding principal of the loan was $1.0 million.

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

For the six months ended June 30, 2022, we sold 1,137,246 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $1.3 million and net proceeds of approximately $1.2 million. For the six months ended June 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million (see, Note 8 – Stockholders’ Equity).

During July and August 2022, we sold 1,221,706 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.6 million.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. As of August 11, 2022, approximately $3.2 million remains available under the ATM Program. However, we are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited in selling no more than one-third of our public float during any 12-month period. If our public float increases to $75 million or more, we will no longer be subject to such limitations.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at June 30, 2022 and 2021 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by risk factors included in our Quarterly Report on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or our Quarterly Report on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Our common stock is listed on the Nasdaq Capital Market. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the Nasdaq Capital Market.

On June 3, 2022, we received a deficiency letter from the Nasdaq Listing Qualifications Department, or the Staff, of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or Rule 5550(a)(2). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “WINT” at this time. We have been given 180 calendar days, or until November 30, 2022, to regain compliance with Rule 5550(a)(2). If at any time before November 30, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have achieved compliance. If we do not regain compliance with Rule 5550(a)(2) by November 30, 2022, we may be afforded a second 180 calendar day period to regain compliance, if we meet certain other conditions. If we fail to maintain compliance, Nasdaq may take steps to de-list our common stock. If such delisting should occur, it would likely have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

We have a significant amount of intangible assets, including goodwill, recorded on our condensed consolidated balance sheets which may lead to potentially significant impairment charges.

We have recorded significant goodwill and intangible assets on our condensed consolidated balance sheets as a result of a previous acquisition, which could become impaired and lead to material charges in the future. The amount of identifiable intangible assets and goodwill in our condensed consolidated balance sheets is significant due to the acquisition of CVie Therapeutics Ltd., or CVie Therapeutics, in December 2018. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin, which, as of June 30, 2022, are $22.3 million and $9.7 million, respectively, recorded in aggregate on our condensed consolidated balance sheets as intangible assets of $32.1 million. At June 30, 2022, goodwill recorded on our condensed consolidated balance sheets was $4.0 million.

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

We have experienced a declining trend in the closing share price of our common stock following the announcement in April 2022 of positive topline results in our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock due to, we believe, both market conditions and our need to secure additional capital in the near term to advance our development programs.

During the second quarter of 2022, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we performed the required interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Based on the quantitative test performed, we recorded a loss on impairment of goodwill of $11.6 million, recognized within operating expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2022.

The closing share price of our common stock has continued to decline during July and August 2022. If our share price continues to decline during the remainder of the third quarter of 2022, we may be at risk for future impairment to goodwill in the near term.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated By-laws of Windtree Therapeutics, Inc., as amended.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2022 and June 30, 2021, (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and June 30, 2021, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 11, 2022	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer

Date: August 11, 2022	By: /s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer