Form 10-Q
period 2022-09-30
WINDTREE THERAPEUTICS INC /DE/
filed 2022-11-14
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 38,610,119 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

●

potential delays and uncertainties in our anticipated timelines and milestones and additional costs associated with the impact of the residual effects of the novel coronavirus, or COVID-19, pandemic on our clinical trial operations;

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

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;

●	risks related to manufacturing active pharmaceutical ingredients, drug product, and other materials we need;

●	delays, interruptions or failures in the manufacture and supply of our product candidates;

●	the plans of our AEROSURF and KL4 licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and its ability to successfully execute necessary clinical and business development activities in a timely manner, if at all, to support development and commercialize the licensed product candidates;

●	the performance of third parties, both foreign and domestic, upon which we depend, including contract research organizations, contract manufacturing organizations, contract laboratories, and independent contractors;

●

the size and growth of the potential markets for our product candidates, the regulatory requirements in such markets, the rate and degree of market acceptance of our product candidates, and our ability to serve those markets;

●	the success of competing therapies and products that are or may become available;

●	our ability to limit our exposure under product liability lawsuits;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●

recently enacted and future legislation, including but not limited to, the Inflation Reduction Act of 2022, regarding the healthcare system in the U.S. or the healthcare systems in foreign jurisdictions;

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$8,436	$22,348
Prepaid expenses and other current assets	1,596	1,143
Total current assets	10,032	23,491

Property and equipment, net	286	1,011
Restricted cash	154	154
Operating lease right-of-use assets	1,964	2,381
Intangible assets	32,070	32,070
Goodwill	3,592	15,682
Total assets	$48,098	$74,789

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$410	$693
Accrued expenses	2,496	3,408
Operating lease liabilities - current portion	416	528
Loans payable - current portion	629	294
Total current liabilities	3,951	4,923

Operating lease liabilities - non-current portion	1,732	2,071
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	6,195	7,114
Total liabilities	30,678	32,908

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2022 and December 31, 2021; 32,646,735 and 28,268,950 shares issued at September 30, 2022 and December 31, 2021, respectively; 32,646,711 and 28,268,926 shares outstanding at September 30, 2022 and December 31, 2021, respectively	33	28
Additional paid-in capital	835,281	830,231
Accumulated deficit	(814,840)	(785,324)
Treasury stock (at cost); 24 shares	(3,054)	(3,054)
Total stockholders’ equity	17,420	41,881
Total liabilities & stockholders’ equity	$48,098	$74,789

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Expenses:
Research and development	$1,543	$4,680	$9,883	$13,311
General and administrative	2,653	3,467	8,548	11,507
Loss on impairment of goodwill	454	-	12,090	-
Loss on impairment of intangible assets	-	-	-	37,770
Total operating expenses	4,650	8,147	30,521	62,588
Operating loss	(4,650)	(8,147)	(30,521)	(62,588)

Other income (expense):
Interest income	39	1	57	90
Interest expense	(14)	(14)	(40)	(101)
Other income (expense), net	569	(53)	988	(296)
Total other income (expense), net	594	(66)	1,005	(307)

Loss before income taxes	(4,056)	(8,213)	(29,516)	(62,895)
Deferred income tax benefit	-	-	-	8,332
Net loss	$(4,056)	$(8,213)	$(29,516)	$(54,563)

Net loss per common share
Basic and diluted	$(0.13)	$(0.31)	$(1.00)	$(2.31)

Weighted average number of common shares outstanding
Basic and diluted	31,135	26,704	29,554	23,616

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2020	16,922	$17	$790,277	$(717,688)	-	$(3,054)	$69,552
Net loss	-	-	-	(8,961)	-	-	(8,961)
Issuance of common stock and common stock warrants, net of issuance costs	9,230	9	27,381	-	-	-	27,390
Stock-based compensation expense	-	-	2,443	-	-	-	2,443
Issuance of common stock, ATM Program, net of issuance costs	105	-	570	-	-	-	570
Issuance of common stock warrants, equity consideration for service agreement	-	-	494	-	-	-	494
Balance - March 31, 2021	26,257	$26	$821,165	$(726,649)	-	$(3,054)	$91,488
Net loss	-	-	-	(37,389)	-	-	(37,389)
Stock-based compensation expense	-	-	1,544	-	-	-	1,544
Issuance of common stock, ATM Program, net of issuance costs	447	1	1,119	-	-	-	1,120
Balance - June 30, 2021	26,704	$27	$823,828	$(764,038)	-	$(3,054)	$56,763
Net loss	-	-	-	(8,213)	-	-	(8,213)
Stock-based compensation expense	-	-	1,629	-	-	-	1,629
Balance - September 30, 2021	26,704	$27	$825,457	$(772,251)	-	$(3,054)	$50,179

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2021	28,269	$28	$830,231	$(785,324)	-	$(3,054)	$41,881
Net loss	-	-	-	(8,127)	-	-	(8,127)
Stock-based compensation expense	-	-	770	-	-	-	770
Issuance of common stock, ATM Program, net of issuance costs	200	-	205	-	-	-	205
Balance - March 31, 2022	28,469	$28	$831,206	$(793,451)	-	$(3,054)	$34,729
Net loss	-	-	-	(17,333)	-	-	(17,333)
Stock-based compensation expense	-	-	781	-	-	-	781
Issuance of common stock, ATM Program, net of issuance costs	937	1	1,019	-	-	-	1,020
Balance - June 30, 2022	29,406	$29	$833,006	$(810,784)	-	$(3,054)	$19,197
Net loss	-	-	-	(4,056)	-	-	(4,056)
Stock-based compensation expense	-	-	744	-	-	-	744
Issuance of common stock, ATM Program, net of issuance costs	3,241	4	1,531	-	-	-	1,535
Balance - September 30, 2022	32,647	$33	$835,281	$(814,840)	-	$(3,054)	$17,420

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,516)	$(54,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509	140
Stock-based compensation	2,295	5,616
Non-cash lease expense	417	505
Non-cash expense related to equity consideration for a service agreement	-	494
Loss on impairment of goodwill	12,090	-
Loss on impairment of intangible assets	-	37,770
Loss on sale and disposal of property and equipment	19	-
Deferred income tax benefit	-	(8,332)
Unrealized (gain) loss on foreign exchange rate changes	(941)	331
Changes in assets and liabilities:
Prepaid expenses and other current assets	687	682
Accounts payable	(283)	(579)
Accrued expenses	(898)	(264)
Operating lease liabilities	(451)	(532)
Net cash used in operating activities	(16,072)	(18,732)

Cash flows from investing activities:
Proceeds from sale of property and equipment	210	-
Purchase of property and equipment	(13)	(106)
Net cash provided by (used in) investing activities	197	(106)

Cash flows from financing activities:
Proceeds from ATM Program, net of issuance costs	2,760	1,690
Principal payments on loans payable	(797)	(3,431)
Proceeds from issuance of common stock and warrants, net of issuance costs	-	27,390
Proceeds from research and development funding arrangement	-	800
Net cash provided by financing activities	1,963	26,449
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,912)	7,611
Cash, cash equivalents, and restricted cash - beginning of period	22,502	17,084
Cash, cash equivalents, and restricted cash - end of period	$8,590	$24,695

Supplementary disclosure of non-cash activity:
Prepayment of insurance through third-party financing	$1,132	$1,321
Operating lease liabilities arising from obtaining right-of-use assets	-	2,000

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs. We completed this Phase 2 global clinical study and, in April 2022, announced positive topline results with istaroxime in raising systolic blood pressure. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain.

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

Previously, we were developing a KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime pipeline, we suspended all internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already transferred to our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke, a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke Pharmaceutical (Hefei) Co. Ltd. and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the Original License Agreement.

Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation, and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Laboratorios Del Dr. Esteve, S.A.

Under the Original Agreement, Licensee previously made an upfront payment to us of $1.0 million. Pursuant to the terms of the A&R License Agreement, we may receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income. Further, Licensee is solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval, and commercialization of licensed products in the Licensed Territory, including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2021. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have incurred net losses since inception. Our net loss was $4.1 million and $8.2 million, respectively, for the three-month periods ended September 30, 2022 and 2021. Our net loss was $29.5 million and $54.6 million, respectively, for the nine-month periods ended September 30, 2022 and 2021. Included in our net loss for the three and nine months ended September 30, 2022 is a $0.5 million and $12.1 million loss on impairment of goodwill, respectively, and included in our net loss for the nine months ended September 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin and a related $8.3 million deferred income tax benefit (see, Note 4 – Summary of Significant Accounting Policies). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2022, we had an accumulated deficit of $814.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the nine months ended September 30, 2022, we sold 4,377,785 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $2.8 million. Subsequent to the end of the third quarter of 2022, we sold 5,963,408 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.5 million (see, Note 8 – Stockholders’ Equity).

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, under the S-3 during any 12-month period, and, as of November 14, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

As of September 30, 2022, we had cash and cash equivalents of $8.4 million and current liabilities of $4.0 million. We believe that we have sufficient resources available to support our development activities and fund our business operations into the second quarter of 2023. However, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and nine months ended September 30, 2022, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

During the second quarter of 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not impaired and we performed the required quantitative impairment assessment of the related intangible asset. We recorded a loss on impairment of intangible assets of $37.8 million, recognized within operating expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2021. No events or changes in the business environment occurred during the nine months ended September 30, 2021 to indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

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

During each of the second and third quarters of 2022, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the required interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Based on the quantitative tests performed, we recorded a loss on impairment of goodwill of $11.6 million in the second quarter of 2022 and an additional $0.5 million in the third quarter of 2022, resulting in a loss on impairment of goodwill of $12.1 million for the nine months ended September 30, 2022, recognized within operating expenses in our condensed consolidated statements of operations.

The closing share price of our common stock has continued to decline subsequent to the end of the third quarter of 2022. If our share price continues to decline during the remainder of the fourth quarter of 2022, we may be at risk for future impairment to goodwill in the near term.

The following table represents identifiable intangible assets and goodwill as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	9,730	9,730
Intangible assets	32,070	32,070

Goodwill	$3,592	$15,682

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income (expense), net. Foreign currency transactions resulted in gains of approximately $0.5 million and losses of approximately $0.1 million for the three-month periods ended September 30, 2022 and 2021, respectively. Foreign currency transactions resulted in gains of approximately $0.9 million and losses of approximately $0.3 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

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

Severance

In January 2022, in order to focus our resources on the development of our istaroxime pipeline, we began to reduce costs related to KL4 surfactant that were not already transferred to our licensee, Lee’s (HK), under the terms of the Original License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our aerosol delivery system technologies. In February 2022, management communicated its commitment to provide severance payments to impacted employees, provided that they remain employed with us through their expected termination dates. The total severance cost for impacted employees is approximately $0.4 million, was accrued over the service periods of the employees, and was paid ratably through September 30, 2022. We incurred $0.4 million of expense related to these severance arrangements during the nine months ended September 30, 2022, which is included in research and development expense. During the three and nine months ended September 30, 2022, $0.2 million and $0.4 million was paid, respectively. No further amounts were due as of September 30, 2022.

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

For the nine months ended September 30, 2021, we recorded a deferred income tax benefit of $8.3 million. The deferred tax benefit recorded for these periods relates solely to the reduction of the deferred tax liability as a result of the loss on impairment of intangible assets related to rostafuroxin during the same period.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of September 30, 2022 and 2021, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, as well as the vesting of restricted stock units, was 21.0 million and 20.0 million shares, respectively. For the three and nine months ended September 30, 2022 and 2021, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

We do not have any components of other comprehensive (loss) income.

COVID-19

The novel coronavirus, or COVID-19, pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its potential impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources, and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The full extent, duration, or continued impact that the COVID-19 pandemic may have directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include the severity and transmissibility of new variants of the virus, information about any resurgences that may occur in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories, or manufacturing facilities are located, and the actions taken to contain it or treat its impact. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories, or other facilities are located remains possible and if realized, there may be further impact on the clinical development of our product candidates, which may include potential delays, halts, or modifications to our ongoing and potential future trials.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2022	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$6,160	$6,160	$-	$-
Total Assets	$6,160	$6,160	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2021	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$21,104	$21,104	$-	$-
Total Assets	$21,104	$21,104	$-	$-

Note 6 – Loans Payable

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% annual interest rate. Payments of approximately $126,000 are due monthly from July 2022 through March 2023. As of September 30, 2022, the outstanding principal of the loan was $0.6 million.

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

As of September 30, 2022 and December 31, 2021, the restructured debt liability balance was $15.0 million.

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

For the nine months ended September 30, 2022, we sold 4,377,785 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $2.8 million. For the nine months ended September 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million.

Subsequent to the end of the third quarter of 2022, we sold 5,963,408 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.5 million.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of our public float under the S-3 during any 12-month period, and as of November 14, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2022	3,387	$9.74
Granted	880	0.99
Forfeited or expired	(384)	10.95
Outstanding at September 30, 2022	3,883	$7.64	7.8

Vested and exercisable at September 30, 2022	2,338	$10.49	7.2

Vested and expected to vest at September 30, 2022	3,687	$7.65	7.8

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2022	-	$-
Awarded	582	0.99
Cancelled	(24)	1.02
Outstanding at September 30, 2022	558	$0.99

Vested and exercisable at September 30, 2022	-	$-

Vested and expected to vest at September 30, 2022	558	$0.99

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Research and development	$198	$688	$580	$2,257
General and administrative	546	941	1,715	3,359
Total	$744	$1,629	$2,295	$5,616

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

	Nine Months Ended September 30,
	2022	2021

Weighted average expected volatility	106%	104%
Weighted average expected term (in years)	6.9	6.7
Weighted average risk-free interest rate	1.70%	0.49%
Expected dividends	-	-

Note 10 – Licensing and Research Funding Agreements

Term Sheet with Lee’s (HK)

In March 2020, we entered into a Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) provided financing for the development of AEROSURF. In August 2020, we entered into a Project Financing Agreement with Lee’s (HK), or the PF Agreement, formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020. In November 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement, and we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its cost. Lee’s (HK) agreed to fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement. In 2021, we received payments totaling $1.0 million from Lee’s (HK) and no further amounts were due under the PF Agreement.

To repay the funds provided under the terms of the PF Agreement, until such time as we have repaid 125% of the amounts funded by Lee’s (HK) for the development of AEROSURF, we will pay to Lee’s (HK) 50% of all revenue amounts and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio, excluding (i) payments for bona fide research and development services; (ii) reimbursement of patent expenses and (iii) all amounts paid to us under the Original License Agreement, minus certain deductions and certain reductions for any payments made by us with respect to third party intellectual property not previously funded by Lee’s (HK).

As of September 30, 2022, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

A&R License Agreement with Lee’s (HK)

Previously, we were developing a KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime pipeline, we suspended all internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already transferred to our licensee, Lee’s (HK), under the terms of the Original License Agreement.

On August 17, 2022, we entered into the A&R License Agreement, with Lee’s (HK) and Zhaoke, a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke Pharmaceutical (Hefei) Co. Ltd. and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes Original License Agreement.

Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Laboratorios Del Dr. Esteve, S.A.

We may receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments under the A&R License Agreement. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income. Further, Licensee is solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval, and commercialization of licensed products in the Licensed Territory, including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs.

The A&R License Agreement is considered to be a contract modification in accordance with ASC Topic 606. No additional performance obligations were identified in the contract modification, and no future material performance obligations are due. All revenue related to the $1.0 million upfront payment was appropriately recognized as of the second quarter of 2019. Regulatory and commercialization milestones were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. Consideration related to sales-based milestones and royalties will be recognized when the related sales occur, provided that the reported sales are reliably measurable and that we have no remaining performance obligations, as such sales were determined to relate predominantly to the license granted to Lee’s (HK) and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled "Forward-Looking Statements" and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the Securities and Exchange Commission, or SEC, on March 31, 2022, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and six months ended June 30, 2022 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs. We completed this Phase 2 global clinical study and, in April 2022, announced positive topline results with istaroxime in raising systolic blood pressure. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain. We believe that istaroxime has the potential to fulfill an unmet need in early cardiogenic shock. We further believe that the data from our recently completed Phase 2 global clinical study in early cardiogenic shock will not only support that program’s continued development but will also support the continued development of our AHF program as well.

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

We have incurred operating losses since our incorporation on November 6, 1992. For the three-month periods ended September 30, 2022 and 2021, we had operating losses of $4.7 million and $8.1 million, respectively. For the nine-month periods ended September 30, 2022 and 2021, we had operating losses of $30.5 million and $62.6 million, respectively. Included in our operating loss for the three and nine months ended September 30, 2022 is a $0.5 million and $12.1 million loss on impairment of goodwill, respectively, and included in our operating loss for the nine months ended September 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin (see, Note 4 – Summary of Significant Accounting Policies). As of September 30, 2022, we had an accumulated deficit of $814.8 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

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

Rostafuroxin

Rostafuroxin has demonstrated efficacy in Caucasian patients in treatment naïve hypertension in a Phase 2b trial. During the second quarter of 2021, we concluded an initial process to test the industry’s interest in investing in our drug product candidate. We currently have not been able to secure a licensing transaction or other strategic opportunity. As a result, we recorded an impairment of the related intangible asset during the year ended December 31, 2021. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional Phase 2 clinical trial to demonstrate efficacy in African American and Caucasian patients in treatment resistant hypertension. We are continuing to pursue licensing arrangements, other strategic partnerships, and/or grant funding for rostafuroxin. We do not intend to conduct the additional Phase 2 clinical trial without securing such an arrangement, partnership, or grant funding.

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

KL4 Surfactant Platform

Previously, we were developing a KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime pipeline, we suspended all internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already transferred to our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke, a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke Pharmaceutical (Hefei) Co. Ltd. and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes Original License Agreement.

Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation, and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Laboratorios Del Dr. Esteve, S.A.

We may receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments under the A&R License Agreement. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income. Further, Licensee is solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval, and commercialization of licensed products in the Licensed Territory, including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs.

Impact of COVID-19

The novel coronavirus, or COVID-19, pandemic continues to evolve, and we continue to closely monitor its impact on our business and operations, including its potential impact on our clinical development plans and timelines, and financial condition. There has been intermittent impact of the pandemic in differing geographies, and there may be continued impact. As of the date of the issuance of this Quarterly Report on Form 10-Q, our operations, capital and financial resources, and overall liquidity position and outlook have been impacted by COVID-19, primarily due to delays experienced in our operations, including in clinical study initiation and enrollment. The full extent, duration, or continued impact that the COVID-19 pandemic may have directly or indirectly, on our financial condition and operations, including ongoing and planned clinical trials, will depend on future developments that are highly uncertain and cannot be accurately predicted. These potential future developments include the severity and transmissibility of new variants of the virus, information about any resurgences that may occur in one or more geographic locations where our current or intended clinical trial sites, our principal executive offices, research and development laboratories, or manufacturing facilities are located, and the actions taken to contain it or treat its impact. In addition, regional impact and responses to the COVID-19 pandemic have affected where a clinical trial could be executed and how various elements of the clinical trial are performed. Going forward, the pandemic could also impact how monitoring/auditing of clinical trial sites and data occur. The maintenance, or strategic re-implementation, of mitigating COVID-19 measures in one or more geographic locations where our clinical trial sites, principal executive offices, research and development laboratories, or other facilities are located remains possible and if realized, there may be further impact on the clinical development of our product candidates, which may include potential delays, halts, or modifications to our ongoing and potential future trials.

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

Goodwill and Intangible Assets

We record acquired identified intangibles, which includes intangible assets (such as goodwill and other intangibles), based on estimated fair value. The acquired in-process research and development, or IPR&D, assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and nine months ended September 30, 2022, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

During the second quarter of 2021, we determined that the fair value of the IPR&D related to our rostafuroxin drug candidate was more likely than not impaired and we performed the required quantitative impairment assessment of the related intangible asset. We recorded a loss on impairment of intangible assets of $37.8 million, recognized within operating expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2021. No events or changes in the business environment occurred during the nine months ended September 30, 2021 to indicate that the fair value of the IPR&D related to our istaroxime drug candidate was impaired.

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

During each of the second and third quarters of 2022, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the required interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Based on the quantitative tests performed, we recorded a loss on impairment of goodwill of $11.6 million in the second quarter of 2022 and an additional $0.5 million in the third quarter of 2022, resulting in a loss on impairment of goodwill of $12.1 million for the nine months ended September 30, 2022, recognized within operating expenses in our condensed consolidated statements of operations.

The closing share price of our common stock has continued to decline subsequent to the end of the third quarter of 2022. If our share price continues to decline during the remainder of the fourth quarter of 2022, we may be at risk for future impairment to goodwill in the near term.

The following table represents identifiable intangible assets and goodwill as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	9,730	9,730
Intangible assets	32,070	32,070

Goodwill	$3,592	$15,682

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	Change	2022	2021	Change

Expenses:
Research and development	$1,543	$4,680	$(3,137)	$9,883	$13,311	$(3,428)
General and administrative	2,653	3,467	(814)	8,548	11,507	(2,959)
Loss on impairment of goodwill	454	-	454	12,090	-	12,090
Loss on impairment of intangible assets	-	-	-	-	37,770	(37,770)
Total operating expenses	4,650	8,147	(3,497)	30,521	62,588	(32,067)
Operating loss	(4,650)	(8,147)	3,497	(30,521)	(62,588)	32,067

Other income (expense):
Interest income	39	1	38	57	90	(33)
Interest expense	(14)	(14)	-	(40)	(101)	61
Other income (expense), net	569	(53)	622	988	(296)	1,284
Total other income (expense), net	594	(66)	660	1,005	(307)	1,312

Loss before income taxes	(4,056)	(8,213)	4,157	(29,516)	(62,895)	33,379
Deferred income tax benefit	-	-	-	-	8,332	(8,332)
Net loss	$(4,056)	$(8,213)	$4,157	$(29,516)	$(54,563)	$25,047

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, contract manufacturing organizations, contract laboratories, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) raw materials, aerosol devices and supplies; (v) royalties; (vi) rents and utilities; (vii) depreciation; (viii) travel; and (ix) other. We currently have sufficient capital to execute limited clinical trial work on the extension of our trial of istaroxime for early cardiogenic shock. We expect that our research and development expenses will decrease unless and until we secure additional capital. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)

Istaroxime - early cardiogenic shock	$685	$945	$(260)	$2,859	$2,291	$568
Istaroxime - AHF	48	406	(358)	704	1,060	(356)
KL4 surfactant	109	262	(153)	400	769	(369)
Preclinical studies	-	6	(6)	-	6	(6)
Total direct clinical and preclinical programs	842	1,619	(777)	3,963	4,126	(163)

Product development and manufacturing	239	1,094	(855)	2,281	3,266	(985)
Clinical, medical, and regulatory operations	462	1,967	(1,505)	3,639	5,919	(2,280)
Total research and development expenses	$1,543	$4,680	$(3,137)	$9,883	$13,311	$(3,428)

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 million and $0.7 million, respectively, for the three months ended September 30, 2022 and 2021, and $1.1 million and $2.3 million, respectively, for the nine months ended September 30, 2022 and 2021.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Expenditures related to istaroxime - early cardiogenic shock decreased $0.3 million for the three months ended September 30, 2022 compared to the same period in 2021 as we completed enrollment in our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock in March 2022. Costs increased $0.6 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to the timing of costs and enrollment for our Phase 2 global clinical study.

Istaroxime - AHF costs relate to limited ongoing clinical and preclinical development activities, including toxicology studies and drug lot production.

KL4 surfactant costs decreased $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021 following the completion of enrollment in January 2022 of our Phase 2b study of lucinactant for patients with severe COVID-19 associated acute respiratory distress syndrome. Costs related to the KL4 surfactant platform are expected to continue to decrease as we complete close-out activities on prior KL4 surfactant platform clinical trials and focus our resources on the development of our istaroxime pipeline.

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

Product development and manufacturing expenses decreased $0.9 million for the three months ended September 30, 2022 compared to the same period in 2021 due to (i) a decrease of $0.6 million related to our decision in January 2022 to begin to reduce costs related to the development of the KL4 surfactant platform that were not already transferred to Lee’s (HK); and (ii) a decrease of $0.3 million related to reductions in headcount for the KL4 surfactant platform.

Product development and manufacturing expenses decreased$1.0 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to (i) a decrease of $1.0 million related to our decision in January 2022 to begin to reduce costs related to the development of the KL4 surfactant platform that were not already transferred to Lee’s (HK); and (ii) a $0.4 million decrease in non-cash stock-based compensation expense; partially offset by (iii) $0.4 million in accelerated depreciation during the first quarter of 2022 following the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform.

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

Clinical, medical, and regulatory operations expenses decreased $1.5 million for the three months ended September 30, 2022 compared to the same period in 2021 due to (i) the reversal of $0.8 million of royalty expense related to the KL4 surfactant platform; (ii) a decrease of $0.4 million in non-cash stock-based compensation expense; (iii) and a decrease of $0.3 million in personnel costs.

Clinical, medical, and regulatory operations expenses decreased$2.3 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to (i) the reversal of $0.8 million of royalty expense related to the KL4 surfactant platform; (ii) a decrease of $1.3 million in non-cash stock-based compensation expense; and (iii) a decrease of $0.2 million in personnel costs.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, human resources, information technology, facility, and other administrative costs.

General and administrative expenses decreased $0.8 million for the three months ended September 30, 2022 compared to the same period in 2021 due to (i) a decrease of $0.4 million in non-cash stock-based compensation expense and (ii) a decrease of $0.4 million in professional fees.

General and administrative expenses decreased $3.0 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to (i) a decrease of $1.7 million in professional fees; and (ii) a decrease of $1.6 million in non-cash stock-based compensation expense; partially offset by (iii) an increase of $0.3 million in personnel costs.

Other Income (Expense), Net

Interest income relates to interest on our money market account for the three and nine months ended September 30, 2022 and 2021, and relates to interest on our U.S. Treasury notes for the nine months ended September 30, 2021.

For the three and nine months ended September 30, 2022 and 2021, interest expense consists of interest expense associated with loans payable.

For the three and nine months ended September 30, 2022, other income (expense), net primarily consists of $0.5 million and $0.9 million, respectively, in gains on foreign currency translation. For the three and nine months ended September 30, 2021, other income (expense), net primarily consists of $0.1 million and $0.3 million, respectively, in losses on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

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

We have incurred net losses since inception. Our net loss was $4.1 million and $8.2 million, respectively, for the three-month periods ended September 30, 2022 and 2021. Our net loss was $29.5 million and $54.6 million, respectively, for the nine-month periods ended September 30, 2022 and 2021. Included in our net loss for the three and nine months ended September 30, 2022 is a $0.5 million and $12.1 million loss on impairment of goodwill, respectively, and included in our net loss for the nine months ended September 30, 2021 is a $37.8 million loss on impairment of intangible assets related to rostafuroxin and a related $8.3 million deferred income tax benefit (see, Note 4 – Summary of Significant Accounting Policies). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2022, we had an accumulated deficit of $814.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the nine months ended September 30, 2022, we sold 4,377,785 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $2.8 million. Subsequent to the end of the third quarter of 2022, we sold 5,963,408 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.5 million (see, Note 8 – Stockholders’ Equity).

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and as of November 14, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

As of September 30, 2022, we had cash and cash equivalents of $8.4 million and current liabilities of $4.0 million. We believe that we have sufficient resources available to support our development activities and fund our business operations into the second quarter of 2023. However, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

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

Cash Flows

Cash flows for the nine months ended September 30, 2022 primarily consist of $16.1 million of net cash used in operating activities, $0.2 million of net cash provided by investing activities, and $2.0 million of net cash provided by financing activities. Cash flows for the nine months ended September 30, 2021 consist of $18.7 million of net cash used in operating activities and $26.4 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $16.1 million for the nine months ended September 30, 2022 and consisted primarily of (i) a net loss of $29.5 million; (ii) changes in operating assets and liabilities of $0.9 million; and (iii) an unrealized gain on foreign exchange rate changes of $0.9 million; partially offset by (iv) a non-cash loss on impairment of goodwill of $12.1 million; (v) non-cash stock-based compensation of $2.3 million; (vi) depreciation and amortization of $0.5 million; and (vii) non-cash lease expense of $0.4 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $18.7 million for the nine months ended September 30, 2021 and consisted primarily of (i) a net loss of $54.6 million; (ii) a non-cash deferred income tax benefit of $8.3 million; and (iii) changes in operating assets and liabilities of $0.7 million; partially offset by (iv) a non-cash loss on impairment of intangible assets of $37.8 million; (v) non-cash stock-based compensation of $5.6 million; (vi) non-cash expense related to equity consideration for a financial advisory service agreement of $0.5 million; (vii) non-cash lease expense of $0.5 million; (viii) an unrealized loss on foreign exchange rate changes of $0.3 million; and (ix) depreciation and amortization of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Investing Activities

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2022 and primarily includes proceeds from sale of property and equipment related to the decommissioning and sale of certain manufacturing and laboratory equipment assets previously used for the KL4 surfactant platform.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.0 million and includes (i) $2.8 million in net proceeds from the ATM Program; partially offset by (ii) $0.8 million of principal payments on loans payable.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $26.4 million and includes (i) $27.4 million in net proceeds from the March 2021 public offering; (ii) $1.7 million in net proceeds from the ATM Program; and (iii) $0.8 million in proceeds from our research and development funding arrangement with Lee’s (HK); partially offset by (iv) $3.4 million of principal payments on loans payable.

The following sections provide a more detailed discussion of our available financing facilities.

Loan Payable to Bank Direct Capital Finance

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% annual interest rate. Payments of approximately $126,000 are due monthly from July 2022 through March 2023. As of September 30, 2022, the outstanding principal of the loan was $0.6 million.

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

For the nine months ended September 30, 2022, we sold 4,377,785 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $2.8 million. For the nine months ended September 30, 2021, we sold 552,474 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.7 million (see, Note 8 – Stockholders’ Equity).

Subsequent to the end of the third quarter of 2022, we sold 5,963,408 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.5 million.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of our public float during any 12-month period, and as of November 14, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at September 30, 2022 and 2021 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by risk factors included in our Quarterly Reports on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or our Quarterly Reports on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

We have recorded significant goodwill and intangible assets on our condensed consolidated balance sheets as a result of a previous acquisition, which could become impaired and lead to material charges in the future. The amount of identifiable intangible assets and goodwill in our condensed consolidated balance sheets is significant due to the acquisition of CVie Therapeutics Ltd., or CVie Therapeutics, in December 2018. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin, which, as of September 30, 2022, are $22.3 million and $9.7 million, respectively, recorded in aggregate on our condensed consolidated balance sheets as intangible assets of $32.1 million. At September 30, 2022, goodwill recorded on our condensed consolidated balance sheets was $3.6 million.

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

During each of the second and third quarters of 2022, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the required interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Based on the quantitative tests performed, we recorded a loss on impairment of goodwill of $11.6 million in the second quarter of 2022 and an additional $0.5 million in the third quarter of 2022, resulting in a loss on impairment of goodwill of $12.1 million for the nine months ended September 30, 2022, recognized within operating expenses in our condensed consolidated statements of operations.

The closing share price of our common stock has continued to decline subsequent to the end of the third quarter of 2022. If our share price continues to decline during the remainder of the fourth quarter of 2022, we may be at risk for future impairment to goodwill in the near term.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

10.1 †	Amended and Restated License, Development and Commercialization Agreement, by and among Lee’s Pharmaceutical (HK) Ltd., Zhaoke Pharmaceutical (Hefei) Co. Ltd., and Windtree Therapeutics, Inc., effective as of August 9, 2022.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and September 30, 2021, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and September 30, 2021, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

(1) These Interactive Data Files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, or otherwise subject to liability under those sections.

† Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Windtree Therapeutics, Inc.
(Registrant)

Date: November 14, 2022	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer

Date: November 14, 2022	By: /s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer