Form 10-K
period 2022-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2023-03-31
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-39290

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2022, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.2 million (based on the closing price on The Nasdaq Capital Market on that date). In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

As of March 30, 2023, there were 909,013 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

Risks Related to Our Financial Condition

●
Our current cash position, losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings;

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability; and

●
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Risks Related to our Development Activities and Regulatory Approval of our Product Candidates

●
We are substantially dependent on the success of our lead product candidate istaroxime. To the extent that our clinical development of istaroxime is not successful, our business, financial condition, and results of operations may be materially adversely affected and the price of our common stock may decline;

●
Although we have multiple product candidates or potential indications of those candidates in our clinical pipeline, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success; and

●
The successful commercialization of our product candidates, if approved, will depend in part on the extent to which hospitals and hospital systems, governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those product candidates and decrease our ability to generate revenue.

Risks Related to Our Reliance on Third Parties

●
We rely on third parties, primarily outside of the U.S., to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to good clinical practices, and other requirements and in a timely and quality manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates; and

●
We plan to rely on third parties, some of which are located outside the U.S., to manufacture our drug product candidates, which exposes us to risks that may affect our ability to maintain supplies of our clinical materials, and subject us to uncertainty associated with the international political climate, and could potentially delay or cease our research and development activities, as well as eventual regulatory approval and commercialization of our drug product candidates.

Risks Related to our Business and Operations

●
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;

●
We may seek to enter into licensing transactions, collaboration arrangements, and other similar transactions and strategic opportunities, and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships; and

●	We could be adversely affected by any interruption, including from breaches in cybersecurity, in our ability to conduct business at our current location.

i

Risks Related to Government Regulation

●	Our activities are subject to various and complex laws and regulations, and we are susceptible to a changing regulatory environment;

●
We face risks related to our collection and use of data, including personal information, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices;

●	Healthcare reform measures in the U.S., as well as the general tightening of drug reimbursement pathways and levels of reimbursement globally, are expected to add additional pressure to achieve financial expectations for our product candidates, if approved; and

●	Our international operations subject us to additional regulatory oversight in foreign jurisdictions, as well as economic, social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results.

Risks Related to Intellectual Property Matters

●
If we cannot protect our intellectual property, others could use our technology in competitive products. Even if we obtain patents to protect our product candidates, those patents may not be sufficiently broad, or they may expire and others could then compete with us; and

●
Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our product candidates or affect our stock price.

Risks Related to the Ownership of our Securities

●
Our common stock is listed on the Nasdaq Capital Market, or Nasdaq. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on Nasdaq;

●	We effected a reverse stock split on February 24, 2023 which may adversely impact the market price of our common stock;

●	The market price of our common stock may be highly volatile, and investors may not be able to resell their shares at or above the price at which they purchase them; and

●
A small group of our investors, including Lee’s Pharmaceutical Holdings Limited and Panacea Venture Management Company Ltd., may be able to exercise significant influence over our business strategy and operations.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties, which potentially could have a material adverse effect on our development programs, business and/or operations, include, but are not limited to the following:

●	our estimates regarding future results of operations, financial position, research and development costs, capital requirements, and our needs for additional financing;

●	how long we can continue to fund our operations with our existing cash and cash equivalents;

●	changes in market conditions, general economic conditions, and the banking sector, and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all;

●	the potential impairment of our intangible assets and goodwill on our consolidated balance sheet, which could lead to material impairment charges in the future;

●

potential delays and uncertainties in our anticipated timelines and milestones and additional costs associated with the impact of the residual effects of the coronavirus pandemic on our clinical trial operations;

●	the costs, timing, and results, of our preclinical studies and clinical trials, as well as the number of required trials for regulatory approval and the criteria for success in such trials;

ii

●

legal and regulatory developments in the United States, or U.S., and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;

●	risks related to manufacturing active pharmaceutical ingredients, drug product, and other materials we need;

●	delays, interruptions or failures in the manufacture and supply of our product candidates;

●

the plans of our AEROSURF and KL4 licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and its affiliate, Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, and their ability to successfully execute necessary clinical and business development activities in a timely manner, if at all, to support development and commercialize the licensed product candidates;

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

●

our ability to secure electronically stored work product, including clinical data, analyses, research, communications, and other materials necessary to gain regulatory approval of our product candidates, including those acquired from third parties, and assure the integrity, proper functionality, and security of our internal computer and information systems and prevent or avoid cyber-attacks, malicious intrusion, breakdown, destruction, security incidents, data privacy violations, or other significant disruption;

●	economic uncertainty resulting from inflation and the rapid increase in interest rates, including concerns involving liquidity, defaults or other non-performance by financial institutions; and

●	economic uncertainty resulting from geopolitical instability, including the ongoing military conflict between Russia and Ukraine, the People’s Republic of China and the Republic of China (Taiwan).

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section entitled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, performance or achievements may be materially different from what we expect. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

iii

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I

ITEM 1. BUSINESS.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. We completed this Phase 2 global clinical study and, in April 2022, announced positive topline results. Istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from our recently completed Phase 2 global clinical study in early cardiogenic shock not only supports that program’s continued development but also supports the continued development of our AHF program as well.

Our heart failure cardiovascular portfolio also includes sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product candidate without securing such an arrangement or partnership.

Previously, we were developing our KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime pipeline, we suspended internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already being performed by our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and its affiliate, Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the Original License Agreement.

Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation, and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Laboratorios Del Dr. Esteve, S.A., or Esteve.

Under the Original License Agreement, Lee’s (HK) previously made an upfront payment to us of $1.0 million. Pursuant to the terms of the A&R License Agreement, we may also receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income.

Further, under the A&R License Agreement, Licensee is solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval, and commercialization of licensed products in the Licensed Territory, including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs.

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

Our Development Programs

The table below summarizes the current status and anticipated milestones for our principal product development programs. However, due to the disruptive impact of the coronavirus pandemic, in the U.S. and globally, and its effect on hospital resources, focus, availability of services, and professional staff, our clinical trials and the next expected milestones of our product candidates have previously been impacted, and it is possible that we may experience additional delays in anticipated timelines and milestones. These timelines are dependent on our ability to secure sufficient capital to continue development without interruption.

Product Candidate	Indication	Status	Next Expected Milestone
Cardiovascular Programs
Istaroxime	Early Cardiogenic Shock	Phase 2

Completed clinical study in 60 patients; announced positive topline data results in April 2022. Plan to initiate an extension study to advance the characterization of the physiology associated with longer dosing for additional dose optimization.

Istaroxime	AHF	Phase 2

Plan to utilize cardiogenic shock Phase 2 data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially enter Phase 3 for acute decompensated heart failure in the normal to low SBP population.

Oral SERCA2a Activators	Chronic and AHF	Preclinical	Ongoing preclinical studies; pursuing potential licensing transactions, research partnership arrangements, or other strategic opportunities.
Rostafuroxin	Genetically Associated Treatment Resistant Hypertension	Phase 2	Pursuing licensing arrangements, other strategic partnerships, and/or grant funding.

Cardiovascular Programs

Heart failure is a chronic, progressive condition in which patients often experience episodic periods of increased symptoms known as AHF, where the heart fails to adequately pump, resulting in worsening symptoms, including pulmonary and peripheral edema and other severe complications. In the U.S., approximately 6 million people (nearly 2% of the adult population) have heart failure and approximately half of these patients are expected to die within five years of diagnosis; and in the combined U.S., EU and Japan markets, there are more than 18 million patients suffering from heart failure. Heart failure is the leading cause of hospitalization in patients age 65 years and older. AHF can be precipitated by many factors and puts patients at increased risk for morbidity, hospital readmission and mortality. There are more than 1.3 million hospital admissions for heart failure in the U.S. each year and over 2.5 million hospital estimated admissions for AHF in the combined U.S., the European Union, or EU, and Japan markets. We estimate that AHF may represent a potential combined annual addressable market (U.S., EU and Japan) of approximately two million patients with multi-billion-dollar annual market value.

Our lead product candidate in heart failure is istaroxime, a first-in-class, dual action investigational drug that we are developing to treat cardiogenic shock and AHF with a potentially differentiated safety profile from current therapies.

Istaroxime (Early Cardiogenic Shock)

We are evaluating istaroxime for the treatment of early cardiogenic shock, a severe presentation of heart failure characterized by very low blood pressure and risk for hypoperfusion to critical organs which is associated with high mortality and morbidity and is not well treated with current therapies.

In September 2020, we initiated a Phase 2 clinical study of istaroxime for the acute treatment of cardiogenic shock in more severe heart failure patients than previously studied to evaluate the potential to improve blood pressure (primary measure) and cardiac function (secondary measure). The study also evaluated the safety and side effect profile of istaroxime in this patient population. In April 2022, we announced positive topline results with istaroxime in rapidly and significantly raising SBP. In May 2022, we presented data from our positive Phase 2 study of istaroxime in early cardiogenic shock in a late-breaker presentation at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. There is a significant unmet medical need in the area of early cardiogenic shock and severe heart failure. Istaroxime demonstrated a meaningful increase in blood pressure while simultaneously increasing cardiac output and preserving renal function in clinical trials of this condition.

In order to continue our development of istaroxime for the acute treatment of cardiogenic shock, subject to adequate resources, we are planning to extend enrollment in this clinical trial by up to 30 patients. We believe that this extension will advance the characterization of the physiology associated with longer dosing as well as additional dose optimization. We also believe that this extension will further characterize the effects associated with SERCA2a activation and will support our clinical and regulatory strategy for istaroxime. We currently do not have sufficient capital to fully execute the extension of this clinical trial.

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

Istaroxime (AHF)

In 2019, we announced topline results of a successful Phase 2b clinical trial of istaroxime in which the primary endpoint of cardiac function, E/e’ ratio (echocardiographic assessment reflecting changes in pulmonary capillary wedge pressure, or PCWP, or left ventricular filing pressure) as well as other important parameters were significantly improved. Istaroxime has been granted Fast Track designation by the FDA for the treatment of AHF. In April 2020, at the American College of Cardiology 2020 meeting, a new subset analysis from a Phase 2b study of istaroxime in patients hospitalized with AHF was presented. This post-hoc analysis characterized the responses to istaroxime between Caucasian and Asian patients. The analysis demonstrated that the dose of 0.5 µg/kg/min produced a similar response on E/e’ and stroke volume index in the two regions studied.

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

There is substantial potential synergy between our clinical trial program in early cardiogenic shock and our development program in acute decompensated heart failure. Both programs are focused on treating heart failure patients with acute congestion and low blood pressure requiring hospitalization. We believe that this category of heart failure patients (whether they are in shock or not) could particularly benefit from the unique profile and potential ability of istaroxime to improve cardiac function and increase blood pressure while maintaining or improving renal function. Our strategy is to advance istaroxime in cardiogenic shock as the lead indication and utilize this data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially enter Phase 3 for acute decompensated heart failure in the normal to low SBP population. We currently do not have sufficient capital to execute our clinical trial in AHF and are seeking partnership opportunities to advance the program.

Rostafuroxin

Rostafuroxin is a novel investigational drug product candidate being developed for the treatment of hypertension in patients with a specific genetic profile, which is found in approximately 20% to 25% of the adult hypertensive population. Rostafuroxin has been studied in three Phase 2 clinical trials assessing reduction in blood pressure in a hypertensive population selected in accordance with the specified genetic profile. After positive Phase 2a results, a Phase 2b study was initiated. In this most recent Phase 2b clinical trial, rostafuroxin demonstrated efficacy in Caucasian patients in treatment naïve hypertension. During the second quarter of 2021, we concluded a process to explore the industry’s interest in investing in our drug product candidate. We currently have not been able to secure a licensing transaction or other strategic opportunity. As a result, we recorded an impairment of the related intangible asset during the year ended December 31, 2021. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional Phase 2 clinical trial to demonstrate efficacy in patients with treatment resistant hypertension. We are continuing to pursue licensing arrangements, other strategic partnerships, and/or grant funding for rostafuroxin. We do not intend to conduct the additional Phase 2 clinical trial without securing such an arrangement, partnership, or grant funding.

According to the Centers for Disease Control and Prevention, or the CDC, patients with high blood pressure have a greater risk for heart disease and stroke, which are leading causes of death in the U.S. Nearly half of adults in the U.S. (116 million, or 47%) have hypertension defined as a SBP ≥ 130 mm Hg or a diastolic blood pressure ≥ 80 mm Hg or are taking medication for hypertension. In 2020, more than half a million deaths in the U.S. included hypertension as a primary or contributing cause. Only about 1 in 4 adults (24%) with hypertension have their condition under control. Patients often have persistent hypertension despite being on multiple therapies. Ethnicity and genetic makeup are known to impact the response to anti-hypertensive treatments, and uncontrolled hypertension has been associated with certain genetic makeups. Given the size of the market and the prevalence of unmet medical needs, major pharmaceutical companies have maintained hypertension as a key area of focus and continue to seek new drugs to compete in markets they have established with previous anti-hypertensive therapies.

SERCA2a Activators – Preclinical Oral, Chronic and AHF Product Candidates

We are conducting early exploratory research to assess potential product candidates, including oral and intravenous SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. These preclinical programs build upon our expertise in the SERCA2a mechanism, that led to the development of istaroxime, the first-in-class dual mechanism agent that acts by: (i) partially inhibiting the Na+/K+ pump resulting in an inotropic effect and (ii) stimulating the SERCA2a pump activity on sarcoplasmic reticulum strengthening contraction but importantly improving relaxation and diastolic function.

Istaroxime is the first example of a dual acting agent with SERCA2a activation. We also have two families of follow-on compounds in early development. The first are those endowed with the same dual-acting mechanism of action as istaroxime, which may include potential oral bioavailability for chronic use, and the second family are those with only SERCA2a stimulatory activity. We believe that these programs represent a heart failure platform that has already provided new, novel intellectual property and additional potential opportunities that may extend into the out-patient, chronic heart failure market.

To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements, or other strategic opportunities.

Our Strategy

We intend to maximize the value of our product candidates and proprietary technologies. Our strategy to achieve this goal includes plans to:

●

Continue to study istaroxime for early cardiogenic shock and, if the drug demonstrates adequate potential to raise blood pressure and improve cardiac function with an acceptable safety profile, pursue an indication in more severe forms of heart failure. In March 2022, we completed a 60-patient Phase 2 clinical trial in early cardiogenic shock. In April 2022, we announced positive topline results with istaroxime in raising SBP. We plan to initiate an extension study in early cardiogenic shock to advance the characterization of the physiology associated with longer dosing as well as additional dose optimization subject to obtaining adequate funding;

●

Advance istaroxime for the treatment of AHF to a Phase 3-ready position and potential partnering, collaboration or other strategic transaction. We plan to utilize cardiogenic shock Phase 2 data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially proceed toward Phase 3 for acute decompensated heart failure in the normal to low SBP population subject to obtaining adequate funding;

●

Advance development of chronic and acute preclinical heart failure programs. To create added value for our cardiovascular portfolio, we plan to advance oral (chronic) and intravenous (acute) SERCA2a activator product candidates through selected preclinical studies to progress toward submission of an investigational new drug application, or IND, subject to the receipt of adequate resourcing through potential licensing transactions, research partnership arrangements, or other strategic opportunities;

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

●

Continue to support Lee’s (HK) and its affiliate, Zhaoke, in their development of the KL4 platform. Under the A&R License Agreement described above, we granted an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products; and

●	Enhance our product portfolio and leverage our depth of experience in late-stage clinical development and commercialization, we plan to pursue a focused business development agenda directed towards enhancing our current offerings and identifying additional product candidates that enhance our portfolio and provide more opportunity to grow value and diversify risk. The strategic focus is on areas that fit our market focus (specialty critical, acute care and/or orphan designation), fit our scale for development and cost structure and leverage our therapeutic area and other competencies such as clinical-stage development.

Our Product Candidates

Istaroxime

Our lead cardiovascular product candidate is istaroxime, a novel, first-in-class, dual action investigational drug that we are developing to treat early cardiogenic shock and AHF. Istaroxime has been evaluated in a Phase 2 clinical study for the acute treatment of cardiogenic shock in more severe heart failure patients than previously studied in the Phase 2 AHF program. This study demonstrated the potential of istaroxime to improve blood pressure (primary measure) and cardiac function (secondary measure) while simultaneously increasing cardiac output and preserving renal function. Istaroxime has also been evaluated in two Phase 2 clinical trials in AHF. The results of these studies indicate that istaroxime may improve cardiovascular physiological function as assessed by cardiac output/stroke volume, heart rate, blood pressure and renal function (as measured by glomerular filtration rate) without adverse events such as increased incidence of arrhythmias or cardiac damage (as indicated by elevated troponin values). In August 2019, the FDA granted us Fast Track designation for istaroxime for the treatment of AHF.

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

Clinical objectives for AHF patient management include: (i) relieve pulmonary congestion and general edema with intravenous diuretics, (ii) improve cardiac function and peripheral / organ perfusion, (iii) achieve a stable, fully compensated clinical state, and (iv) transition to oral, outpatient medicines (for chronic management of their heart failure).

Current approaches to acutely improve cardiac function are associated with unwanted effects including heart rhythm disturbances, increased heart rate and myocardial oxygen demand, decreased blood pressure, potential damage to the heart muscle, worsening renal function, and even increases in mortality have been observed. In particular, patients with low SBP and peripheral hypoperfusion are high risk, challenging patients and are also generally resistant to diuretic therapy and often discharged in a sub-optimal state.

Method of Action

Istaroxime represents a novel approach to the treatment of AHF. It has a dual mechanism of action to improve cardiovascular physiology. First, it inhibits the sodium-potassium ATPase activity leading to improved myocardial contractility. Second, it activates the SERCA2a calcium pump on the sarcoplasmic reticulum, or SR, leading to enhanced SR calcium uptake and a reduction in cytoplasmic calcium that is thought to improve myocardial relaxation and provide for increased calcium release for the subsequent contraction.

We believe that these mechanisms of action may result in improvement in cardiac function and perfusion to reduce congestion and edema and preserve other organ function while avoiding the side effects associated with other classes of heart failure therapies. Data from preclinical, Phase 2a and Phase 2b clinical studies performed to date suggest that istaroxime may improve cardiovascular physiology without an increase in adverse events such as arrhythmias, cardiac damage (as indicated by elevated troponin values) or adverse impact on kidney function. We believe that these features of istaroxime, if approved, could potentially result in clinical improvement of patients' heart failure symptoms, reduce complications, and improve other clinical outcomes when compared to current therapeutic regimens for AHF.

Clinical Development

Early Cardiogenic Shock

After assessing the regulatory landscape and data from the istaroxime Phase 2 clinical program in AHF and discussions with our scientific advisors, we added to our istaroxime development program a study in early cardiogenic shock due to heart failure. We believe that istaroxime may fulfill an unmet medical need in early cardiogenic shock based on the profile observed in prior Phase 2 clinical studies in AHF, in which istaroxime improved cardiac stroke volume and increased SBP, suggesting that istaroxime could potentially contribute to the clinical improvement of select patients in cardiogenic shock due to heart failure.

In the second half of 2020, we initiated a study of istaroxime for the acute treatment of early cardiogenic shock in patients with more severe cases of heart failure, to evaluate the potential to improve blood pressure. This study was a Phase 2 international randomized double-blind placebo-controlled study to assess the effect of istaroxime in patients with early cardiogenic shock due to heart failure. This study included 60 patients (29 assigned to istaroxime and 31 assigned to placebo) receiving study drug infusion over 24 hours. Two istaroxime target doses were utilized in the treatment arm, with approximately half of the patients receiving 1.5 µg/kg/min and approximately half of the patients receiving 1.0 µg/kg/min. The primary endpoint was the change in SBP over six hours after initiating the infusion. Secondary endpoints included characterization of blood pressure changes over 24 hours, the number of patients requiring rescue therapy (vasopressors, inotropes, or mechanical devices), assessment of renal function and measures associated with safety and tolerability. The study also evaluated the safety and side effect profile of istaroxime in this patient population. In March 2022, we completed enrollment. In April 2022, we announced positive topline results with istaroxime in raising SBP. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain.

●

The study met its primary endpoint in SBP profile over six hours, with the istaroxime treated group performing significantly better compared to the control group (p =0.017). The improvement persisted through the 24-hour SBP profile measurement, which was also statistically significant (p=0.025).

●	SBP increases were rapid within the first hour and sustained throughout the 96-hour post-infusion measure.

●

Istaroxime treatment demonstrated improvement in cardiac index compared to the control (p = 0.016). Patients treated with istaroxime also experienced a substantial increase in stroke volume (the amount of blood pumped from the heart with each contraction).

●

Several other secondary cardiac assessments were significantly improved including left atrial area and left ventricular end systolic volume. Left ventricular end diastolic volume was also decreased with treatment.

●	Renal function (GFR) was maintained.

●

Istaroxime was generally well tolerated with the 1.0 µg/kg/min dose group performing numerically better on efficacy and safety than the 1.5 µg/kg/min dose group. There were more reports of nausea, vomiting and infusion site pain in the istaroxime treated patients. There were no differences in arrhythmias through the 48 hour after study drug administration as determined by Holter monitoring. All-cause mortality was greatest in the 1.5 µg/kg/min istaroxime dose group (3) while the endpoint of all-cause mortality or heart failure readmission through 30 days favored the istaroxime 1.0 µg/kg/min dose group.

The results of this study in early cardiogenic shock due to heart failure confirmed and extended the profile of istaroxime in decompensated heart failure and provided valuable information to advance the program in shock and AHF.

AHF

Istaroxime has been evaluated in six clinical trials assessing various doses in 280 patients, including two AHF Phase 2 clinical trials. In a Phase 2a randomized, double-blind, placebo-controlled, dose-escalation clinical trial, three doses of istaroxime were evaluated in a study of 120 hospitalized patients (approximately 30 patients per cohort) with AHF and reduced left ventricular ejection fraction. The three doses of istaroxime were administered intravenously over six hours. In this clinical trial, the primary endpoint of lowering of PCWP was significantly improved in all three doses relative to placebo, and certain secondary hemodynamic endpoints (increased SBP and decreased heart rate) also improved. The main side effects were vomiting (7.9%) and pain at the infusion site (5.6%); one severe adverse event of ventricular tachycardia was observed. The favorable effects on PCWP, blood pressure and heart rate provided the basis for moving the program forward into a Phase clinical 2b trial and for selecting the doses to study.

The primary endpoint of the istaroxime Phase 2b clinical trial for AHF was a change from baseline to 24 hours after start of infusion (Day 1) in E/e’ with istaroxime 0.5 or 1.0 µg/kg/min compared to placebo. The E/e’ ratio is a marker of the function of the left ventricle, or LV, of the heart and was measured using doppler echocardiography read by a central laboratory. Secondary endpoints included change in other parameters of cardiac function, such as diastolic function, or E/A, stroke volume, or SVI, left ventricle ejection fraction, or LVEF, LV volumes, left atrial, or LA, area, interior vena cava, or IVC, diameter. A 24-hour infusion of istaroxime was associated with significant improvements in cardiac function, in both dosing groups, with a mean E/e' of -4.55 for the 0.5 µg/kg/min group and -3.16 for the 1.0 µg/kg/min group, compared with mean placebo E/e’ ratios of -1.55 and -1.08, respectively. Twenty-four-hour infusions of istaroxime were also associated with substantial increases in stroke volume in both dosing groups, with a mean SVI value of 5.33 ml/beat/m2 for the 0.5 µg/kg/min group and 5.49 ml/beat/m2 for the 1.0 µg/kg/min group, compared with the mean placebo SVI of 1.65 ml/beat/m2 and 3.18 ml/beat/m2, respectively. Importantly, subjects also maintained or increased SBP, with a mean change in SBP of 2.82 mmHg for the 0.5 µg/kg/min group and 6.1 mmHg for the 1.0 µg/kg/min group, compared with the mean placebo SBP values of -2.47 mmHg and 2.7 mmHg, respectively. There were no signs of increased risk for arrhythmias or increased troponin levels (a marker of heart muscle damage) during or after istaroxime infusion. Additionally, blood pressure tended to increase, and heart rate decreased, during the infusion with istaroxime. The findings were consistent with the physiologic improvements seen in the Phase 2a study of istaroxime in AHF.

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

The active pharmaceutical ingredient, or API, used in production of the drug product candidate is manufactured by ScinoPharm Taiwan, Ltd.

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

Hypertension Overview

According to the CDC, patients with high blood pressure have a greater risk for heart disease and stroke, which are leading causes of death in the U.S. Nearly half of adults in the U.S. (116 million, or 47%) have hypertension defined as a SBP ≥ 130 mm Hg or a diastolic blood pressure ≥ 80 mm Hg or are taking medication for hypertension. In 2020, more than half a million deaths in the U.S. included hypertension as a primary or contributing cause. Only about 1 in 4 adults (24%) with hypertension have their condition under control. Patients often have persistent hypertension despite being on multiple therapies. Ethnicity and genetic makeup are known to impact the response to anti-hypertensive treatments, and uncontrolled hypertension has been associated with certain genetic makeups. Given the size of the market and the prevalence of unmet medical needs, major pharmaceutical companies have maintained hypertension as a key area of focus and continue to seek new drugs to compete in markets they have established with previous anti-hypertensive therapies. We are currently engaged in a process to test the industry’s interest in investing in new drugs in this market, and plan to pursue potential licensing transactions and/or other strategic opportunities with a company that has interest in and/or operates in the anti-hypertension market.

Method of Action

Rostafuroxin is designed to be a selective antagonist of adducin polymorphisms and endogenous ouabain, both known triggers of hypertension, and creates functional effects by enhancing renal tubular sodium reabsorption and targeting vascular alterations associated with this type of hypertension.

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

Rostafuroxin has demonstrated efficacy in Caucasian patients in treatment naïve hypertension in a Phase 2b trial. During the second quarter, we concluded an initial process to test the industry’s interest in investing in our product candidate. We currently have not been able to secure a licensing transaction or other strategic opportunity. As a result, we recorded an impairment of the related intangible asset (See the section titled, “Note 4 – Accounting Policies and Recent Accounting Pronouncements – Intangible Assets and Goodwill”). Based on feedback received from potential licensing partners, we have determined that there is a need for an additional Phase 2 clinical trial to demonstrate efficacy in African American patients in treatment resistant hypertension. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. We do not intend to conduct the additional Phase 2 clinical trial without securing such an arrangement or partnership.

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

Material Licenses and Collaborations

Amended and Restated License, Development and Commercialization Agreement with Lee’s Pharmaceutical (HK) Ltd. and Zhaoke Pharmaceutical (Hefei) Co. Ltd.

We are party to the A&R License Agreement with Lee’s (HK) and Zhaoke, whom we refer to collectively as the “Licensee” and each of which is an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s Holdings. The A&R License Agreement amends, restates and supersedes the Original License Agreement. The Original License Agreement previously granted Lee’s (HK) an exclusive license to develop, market and sell non-aerosolized KL4 surfactant for the treatment of human diseases and aerosolized KL4 surfactant (including AEROSURF®, our investigative combination drug/device product) for the treatment of human respiratory diseases, in each case in Greater China, Japan, South Korea and certain other Southeast Asia countries. Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation, and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, which countries are currently exclusively licensed to Esteve. If and when the exclusive license granted to Esteve terminates as to any country, such country automatically becomes part of the Licensed Territory of Licensee.

Under the Original License Agreement, Lee’s (HK) previously made an upfront payment to us of $1.0 million. Pursuant to the terms of the A&R License Agreement, we may also receive up to $78.9 million in potential clinical, regulatory and commercial milestone payments. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income. We are also eligible to receive tiered royalties based on a percentage of Net Sales (as defined in the A&R License Agreement) that ranges from low single digit to low teen percentages, depending on the product. Royalties are payable on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten years after the first commercial sale of the product in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each product but at substantially reduced rates. In addition, the royalty rates are subject to reduction by as much as 50% in a given country based on generic competition in such country.

Under the A&R License Agreement, Licensee will be solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval and commercialization of licensed products in the Licensed Territory including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs. Licensee may sublicense certain activities under the A&R License Agreement to an affiliate of Licensee but may not grant sublicenses to unaffiliated third parties without our prior consent and, if the proposed sublicense will cover the United States, without first complying with rights of first offer and rights to match granted to us under the A&R License Agreement. A sublicensee and a subcontractor may not be a competitor identified by us. Sublicenses under the A&R License Agreement do not include the right to further sublicense.

The term of the A&R License Agreement will continue on a country-by-country basis for the commercial life of the products. Either party may terminate the A&R License Agreement in the event of bankruptcy or a material breach of the A&R License Agreement by the other party that remains uncured for a period of sixty (60) days (or within 30 days after delivery of a Default Notice (as defined in the A&R License Agreement) if such material breach is solely based on the breaching party’s failure to pay amount due under the A&R License Agreement). At any time after the second anniversary of the A&R License Agreement, Licensee may terminate the A&R License Agreement in its entirety or on a product-by-product basis. In addition, either party may terminate the A&R License Agreement with respect to any individual product in a country if a regulatory authority in such country terminates, suspends or discontinues development of such product and such termination, suspension or discontinuance persists for a period in excess of eighteen (18) months. Upon termination of the A&R License Agreement in its entirety or with respect to a particular product or country, generally all related rights and licenses granted to Licensee will terminate, all rights under our technology will revert to us, and Licensee will cease all use of our technology, in each case in relation to the terminated product(s) and country(ies), as applicable.

Universita degli Studi di Milano-Bicocca Collaboration Agreement

In April 2015, our subsidiary, CVie Therapeutics Limited, or CVie Therapeutics, entered into an Agreement for Scientific Collaboration, or the 2015 Agreement, with the Universita degli Studi di Milano-Bicocca, or Bicocca, in Milan, Italy, focused on defining the role of SERCA2a and phospholamban in modulating cardiac contraction, and discovering new small molecules to modulate SERCA2a activity or new drugs for treating chronic and acute human heart failure. The initial term of the 2015 Agreement, which was three years, was extended for approximately an additional year, with an option for further renewal. In June 2019, we entered into a new Agreement for Scientific Collaboration with Bicocca, or the 2019 Agreement, focused on continuing the studies under the 2015 Agreement. The 2019 Agreement supersedes and replaces all prior agreements with Bicocca.

Under the 2019 Agreement, we provided funds aggregating € 0.16 million to extend our use of Bicocca laboratories and to fund research conducted pursuant to the collaboration. (Under the 2015 Agreement, Bicocca had given us exclusive use of a research laboratory for the collaboration work, and nonexclusive access to a physiology laboratory within the university.) Under the 2019 Agreement, any results obtained from the collaboration are jointly owned by the parties. However, Bicocca has agreed to assign to us its interest in patent applications and patents covering any new SERCA2a activator compounds and diagnostic products suitable for further clinical development. We agreed to pay Bicocca (corresponding to stage of development): (i) € 0.1 million for new SERCA2a activator compounds developed up to Phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in cardiac myocytes and (ii) € 1.5 million upon obtaining marketing authorization in the U.S., EU or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products.

On March 19, 2021, we entered into an Agreement for Scientific Collaboration, or the New SERCA2a Agreement, with Bicocca, which extends our collaboration. The New SERCA2a Agreement amends and restates the recently expired terms of the 2019 Agreement. Under the New SERCA2a Agreement, we provided Bicocca with approximately € 0.2 million for research activities and to cover laboratory space and operation costs. Results obtained from the collaboration were jointly owned by the parties. However, Bicocca assigned to us its interest in patent applications and patents covering any new SERCA2a compounds and diagnostic products suitable for further clinical development. We agreed to pay Bicocca (corresponding to stage of development): (i) € 25,000 for execution of an assignment to us of Bicocca’s interest in the patent at issue, (ii) € 75,000 for new SERCA2a compounds developed up to Phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in isolated cells and (iii) € 1.5 million upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products.

Our agreement with Universita Degli Studi di Milano-Bicocca, the institution that has performed many preclinical studies with istaroxime and our preclinical families of compounds, expired on July 31, 2022. If additional preclinical work is required for any reason, we will need to re-engage with Bicocca or find another vendor to provide those services.

Philip Morris License Agreements

In 2008, we entered into an Amended and Restated License Agreement with Philip Morris USA, Inc., or PMUSA, with respect to the U.S., or the U.S. License Agreement, and, as PMUSA had assigned its ex-U.S. rights to Philip Morris Products S.A., or PMPSA, effective on the same date and on substantially the same terms and conditions, we entered into a license agreement with PMPSA with respect to rights outside of the U.S., which we refer to, together with the U.S. License Agreement, as the PM License Agreements. Under the PM License Agreements, we have worldwide exclusive rights to the PMUSA and PMPSA proprietary capillary aerosol technology, which is a key component of our ADS, for use in a drug/device combination product with pulmonary surfactants (alone or in combination with other pharmaceutical compounds) for all respiratory diseases and conditions. In addition, under the U.S. License Agreement, our license to use the capillary aerosol technology includes certain non-surfactant drugs to treat certain designated pediatric and adult respiratory indications in hospitals and other health care institutions. See the section titled, “– Patents and Proprietary Rights – Aerosol Delivery System (ADS) Patent Rights.”

The PM License Agreements provide for the payment of royalties at a rate equal to a low single-digit percentage of sales of products sold in the Exclusive Field (as defined in the PM License Agreements) in the territories. In connection with exclusive undertakings of PMUSA and PMPSA not to exploit the aerosol technology for all licensed uses, royalties on all product sales, including sales of certain aerosol devices that are not based on the licensed aerosol technology are contemplated; provided, however, that no royalties are payable to the extent that we exercise our right to terminate the license with respect to a specific indication. While there is no legal obligation under the PM License Agreements to make minimum royalty payments, in the event we do not make quarterly minimum royalty payments, PMUSA and PMPSA can terminate the PM License Agreements. In making such payments, we are entitled to reduce future quarterly royalties above the quarterly minimums in the amount of the true-up payments we make to satisfy minimum royalties for prior quarters. Our license rights extend to innovations to the aerosol technology that are made under the PM License Agreements.

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

Pursuant to the A&R License Agreement described above, Licensee has agreed to assume certain of our obligations under the PM License Agreements.

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

Pursuant to the A&R License Agreement described above, Licensee has agreed to assume certain of our obligations under the Battelle Collaboration Agreement.

Laboratorios del Dr. Esteve, S.A. Strategic Alliance

We have a strategic alliance with Esteve for the development, marketing and sales of a broad portfolio of potential KL4 surfactant products in Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or, collectively, the Territory. Under the alliance, Esteve will pay us a transfer price on sales of our KL4 surfactant products. We are responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the Territory. Esteve is obligated to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the Territory. As part of a 2004 restructuring, Esteve returned certain rights to us in certain territories, or the Former Esteve Territories, and we agreed to pay Esteve 10% of any cash up front and milestone fees (up to a maximum aggregate of $20.0 million) that we receive in connection with any strategic collaborations for the development and/or commercialization of certain of our KL4 surfactant products in the Former Esteve Territories. In addition, with respect to our aerosolized KL4 surfactant, Esteve will pay us $0.5 million upon the initial filing for regulatory approval with the European Medicines Agency, or EMA, and $0.5 million upon receipt of regulatory approval. Esteve will also contribute up to $3 million to support a Phase 3 clinical trial in the Territory. The alliance will terminate as to each covered product, on a country-by-country basis, upon the latest to occur of: the expiration of the last patent claim related to a covered product in such country; the first commercial sale in such country of the first-to-appear generic formulation of the covered product, and the tenth anniversary of the first sale of the covered product in such country. In addition to customary termination provisions for breach of the agreement by a party, the alliance agreement may be terminated by Esteve on 60 days’ prior written notice, up to the date of receipt of the first marketing regulatory approval, or, on up to six months’ written notice, if the first marketing regulatory approval has issued. We may terminate the alliance agreement in the event that Esteve acquires a competitive product (as defined in the agreement).

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

Pursuant to the A&R License Agreement described above, Licensee has agreed to assume certain of our obligations under the J&J license agreement.

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

Our Patents and Patent Applications Related to Rostafuroxin, Istaroxime and SERCA2a Activators

We hold a patent portfolio of six patent families that include patents and patent applications directed to compounds, pharmaceutical formulations, methods of manufacturing, methods of delivery, and/or treatment methods using istaroxime, rostafuroxin, their metabolites and/or derivatives, as well as SERCA2a activators, for the treatment of cardiovascular diseases and related conditions. We plan to continue these patent activities and focus on new follow-on compounds, dosage forms, formulations, and treatment methods related to AHF and persistent hypertension. To benefit from potential non-patent exclusivity within the U.S., we believe that we may qualify istaroxime as a new chemical entity entitled to market exclusivity for a period of years. See the section titled “– Government Regulation – Drug Products – The Hatch-Waxman Act – Market Exclusivity.”

Istaroxime-Related Patents and Patent Applications

On February 21, 2023, the United States Patent and Trademark Office, or the USPTO, issued U.S. Patent No. 11,583,540, providing expanded patent coverage for istaroxime administration. The new U.S. patent, titled: “Istaroxime-Containing Intravenous Formulation for the Treatment of Acute Heart Failure (AHF),” issued from a continuing patent application following the expedited U.S. Track One filing by us, which resulted in U.S. Patent No. 11,197,869 that was issued December 14, 2021. The claims of the newly issued patent cover longer durations of istaroxime infusion for improved outcomes in treatment of acute heart failure. In particular, the claims are directed to an improvement in diastolic heart function following administration of istaroxime by intravenous infusion for 6 hours or more, which we attribute to the SERCA2a mechanism of action of istaroxime and its metabolites.

In December 2021, the USPTO issued U.S. Patent No. 11,197,869, covering the intravenous delivery of istaroxime for the treatment of acute heart failure. The U.S. Patent, titled: “Istaroxime-Containing Intravenous Formulation for the Treatment of Acute Heart Failure (AHF),” covers longer infusion durations of istaroxime for improved outcomes in the treatment of acute heart failure. In particular, the patent refers to results in improvement in at least one echocardiographic indicator of diastolic function, which we attribute to the SERCA2a mechanism of action of istaroxime and its metabolites.

In November 2019, we filed an international patent application PCT/US2019/060961, directed to methods of treating AHF through an extended istaroxime dosing regimen, as well as to metabolites of istaroxime having SERCA2a stimulating activity. The international application entered the national phase in China on December 31, 2019 (Application No. 201980003356.1), and in the following PCT contracting states/regions in September and October of 2021: Australia, Brazil, Canada, European Patent Office, Israel, Hong Kong (extended from China), Hong Kong (extended from the European Patent Office), Japan, Mexico, Republic of Korea, and Singapore. This patent family will expire on or about November 12, 2039.

New Compounds for Treatment of Heart Failure and Related Conditions

Two patent application families have resulted from research under the 2019 Agreement with Bicocca. Pursuant to that agreement, those patent families have been assigned to CVie (or to us). In July 2018, the parties to the 2019 Agreement filed European Application No. EP18185753.3, directed to 17ß-heterocyclyl-digitalis like compounds and their use for the treatment of heart failure and related conditions. International application PCT/EP2019/069283, based on the European application, was filed in July 2019. National stage applications based on PCT/EP2019/069283 were filed in January and February 2021 in Australia, Brazil, Canada, China, Hong Kong (extended from China), Hong Kong (extended from the European Patent Office), Israel, Japan, Mexico, Republic of Korea, Singapore, and the U.S. Patents granted on this family of applications will expire on or about July 17, 2039.

In October 2019, the parties to the 2019 Agreement filed European Application No. 19202257.2, directed to androstane derivatives with activity as pure or predominantly pure stimulators of SERCA2a for the treatment of heart failure and related conditions. International application PCT/EP2020/078253 and Taiwan Application No. 109134997, both based on the European application, were filed in October 2020. National stage applications based on PCT/EP/2020/078253 were filed in Australia, Brazil, Canada, China, Hong Kong (extended from China), Hong Kong (extended from the European Patent Office), Israel, Japan, Mexico, Republic of Korea, Singapore, and the U.S. Patents granted on this family of applications will expire on or about October 8, 2040.

Rostafuroxin-Related Patents

In June 2008, international patent application PCT/EP2008/056928 was filed, directed to rostafuroxin derivatives useful for the prevention or treatment of restenosis after angioplasty or endarterectomy, as well as diseases resulting from organ fibrosis. The international application entered into the national phase in the U.S., European Patent Office, or EPO, and several other foreign jurisdictions. In this patent family, multiple foreign counterparts are pending or granted. U.S. Patent Application No. 12/602,827 was abandoned following an unsuccessful appeal of a decision of the U.S. Patent Office examiner. European Patent No. 2160190B1 will expire on or about June 4, 2028.

In March 2010, international patent application PCT/EP2010/053571 was filed, directed to rostafuroxin derivatives for the treatment of proteinuria, glomerulosclerosis, and renal failure. The international patent application entered into the national phase in the EPO (EP10709529.1, now European Patent No. 2411015B1), U.S., and multiple other foreign nations. U.S. Patent Application No. 13/258,728 was abandoned on June 2, 2016 in favor of child application U.S. 14/931,083, now U.S. Patent No. 9,868,757. U.S. Patent No. 9,868,757 and European Patent No. 2411015B1 will expire on or about March 18, 2030.

In October 2010, international patent application PCT/EP2010/065589 was filed, covering methods of rostafuroxin administration for the treatment or prevention of cardiovascular conditions in individuals with various single nucleotide polymorphisms, or SNPs, associated with improved therapeutic response to rostafuroxin administration. The international patent application entered into the national phase in the EPO (EP10807525.0, now European Patent No. 2490694B1), U.S. (U.S. 13/502,518, now U.S. Patent No. 9,408,854), and multiple other foreign nations. U.S. Patent No. 9,408,854 and European Patent No. 2490694B1 will expire on or about October 18, 2030.

Our KL4 -Related Patents and Patent Rights

We have been active in seeking patent protection for our innovations relating to new dosage forms, formulations and methods of manufacturing and delivering synthetic peptide containing pulmonary surfactants. Our patent activities have focused particularly on improved dosage forms and delivery of aerosolized pulmonary surfactant.

In January 2006, we filed U.S. and international patent applications (U.S. 11/326,885 which is now U.S. Patent No. 7,541,331 issued on June 2, 2009 and PCT/US06/000308), directed to a surfactant treatment regimen for Bronchopulmonary Dysplasia, or BPD. U.S. Patent No. 7,541,331 will expire on or about January 6, 2026.

In September 2007, we filed U.S. and international patent applications (U.S. 11/901,866 which is now U.S. Patent No. 8,221,772 and PCT US/2007/020260), directed to surfactant compositions and methods of promoting mucus clearance and treating pulmonary disorders such as cystic fibrosis. U.S. Patent No. 8,221,772 will expire on or about September 19, 2027.

In March 2013, we filed international patent applications (PCT/US13/34364 and PCT/US13/34464, which entered national phase and commenced expedited examination in the U.S. and EPO) directed to lyophilized pulmonary surfactant and methods of manufacture. In this patent family, two U.S. Patents Nos. 8,748,396 and 8,748,397, were issued on June 10, 2014, European patent 2723323B1 granted on September 23, 2015, U.S. Patent No. 9,554,999, issued on January 31, 2017 and multiple foreign counterparts are pending or granted. U.S. Patents Nos. 8,748,396; 8,748,397 and 9,554,999 and European Patent No. 2723323B1 will expire on or about March 28, 2033.

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

Our ADS technology and our new ADS are protected by a portfolio of issued patents and pending patent applications covering various components of the system. While certain of the earlier patents on the technology have expired, there remain 120 in-force patents worldwide that protect, among other things, core elements of the ADS technology and the new ADS. These patents and applications will expire on dates ranging from the third quarter of 2023 to 2039. As an illustrative example, important components of our new ADS technology are covered by a patent family represented by US Patent No. 9,713,687, expiring on or about February 10, 2035, and European Patent No. 2887984B1, expiring on or about August 21, 2033. In addition, several key components of our new ADS are covered by recently issued U.S. Patent No. 10,874,818, which expires on or about January 22, 2039.

Aerosol-Conducting Airway Connector Technology Patents and Patent Rights

In March 2009, we filed an international patent application (PCT US/2009/037409) directed to aerosol-conducting airway connectors and improvements of an ADS using AFECTAIR®. The claims of this application are directed to a novel ventilation circuit adaptor (an aerosol-conducting airway connector) and related aerosol circuitry that are intended to (i) increase the efficiency of aerosol delivery to the patient by allowing more efficient delivery of aerosols to the patient and (ii) reduce drug compound dilution and wastage and result in more precise aerosol dosing. In this patent family, U.S. Patent No. 8,701,658 was issued on April 22, 2014, European patent No. 2265309 was granted on December 16, 2015, U.S. Patent No. 9,352,114 was issued on May 31, 2016, U.S. Patent No. 9,592,361 was issued on March 14, 2017 and several foreign patents have issued during 2011 through 2017. U.S. Patent No. 8,701,658 and U.S. Patent No. 9,352,114 will expire on or about March 17, 2029. U.S. Patent No. 9,592,361 will expire on or about September 9, 2033. European Patent No. 2265309 will expire on or about March 17, 2029.

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

Other Regulatory Designations

Orphan Drug and Orphan Medicinal Product Designations

The FDA has granted Orphan Drug designation for (i) our KL4 surfactant (lucinactant) for the treatment of RDS in premature infants, (ii) our KL4 surfactant for the prevention and treatment of BPD in premature infants, (iii) our KL4 surfactant for the treatment of ARDS in adults, and (iv) our KL4 surfactant for the treatment of CF. See the section titled “– Government Regulation – Drug Products – Orphan Drugs.”

The European Commission, or EC, grants orphan medicinal product designation for medicinal products which are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition and either (i) such condition affects no more than 5 in 10,000 people in EU, or (ii) it is unlikely that the marketing of the medicine would generate sufficient returns to justify the necessary investment in its development. In each case, there must also be no satisfactory method of diagnosis, prevention or treatment of the condition concerned authorized in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. In the EU, orphan medicinal product designation provides for exclusive marketing rights for the orphan indication in the EU for 10 years (which may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met) following marketing approval by the EMA. In addition, the designation would enable us to receive regulatory assistance in the further development process, and to access reduced regulatory fees throughout its marketing life. The EC has granted orphan medicinal product designation for (i) our KL4 surfactant for the prevention of RDS in premature neonates of less than 32 weeks gestational age, (ii) our KL4 surfactant for the treatment of RDS in premature neonates of less than 37 weeks gestational age, (iii) our KL4 surfactant for the treatment of ALI (which in this circumstance encompasses ARDS), and (iv) our KL4 surfactant for the treatment of CF. In submitting the requests to the EMA for orphan medicinal product designations, instead of listing the drug product under the USAN name (lucinactant) as we have in the U.S., we were required to submit our requests under the names of the four APIs in our KL4 surfactant (lucinactant) as follows: sinapultide (KL4), dipalmitoylphosphatidylcholine, palmitoyl-oleoyl phosphatidylglycerol and palmitic acid.

Fast Track Designations

The FDA has granted Fast Track designation for (i) istaroxime for the treatment of AHF, (ii) AEROSURF for the treatment of RDS in premature neonates, and (iii) SURFAXIN® for the prevention and treatment of BPD in premature neonates and the treatment of ARDS in adults. We believe that other of our product candidates may qualify for Fast Track or Breakthrough Therapy designation or other expedited programs. These designations and programs are intended to facilitate and expedite development and review of a New Drug Application, or NDA, to address unmet medical needs in the treatment of serious or life-threatening conditions. See the section titled “– Government Regulation – Drug Products – Fast Track Designation.”

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

Government Regulation

In the U.S., drug products, medical devices, and drug/medical device combination products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, clearance, labeling, promotion, advertising and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of drug products, medical devices, and drug/medical device combination products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve or clear pending new submissions to market drugs or devices, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. Drug products, medical devices, and drug/medical device combination products must receive all relevant regulatory approvals or clearances before they may be marketed in the U.S. Drug products, medical devices, and drug/medical device combination products are subject to extensive regulation, including premarket review and marketing authorization, by similar agencies in other countries.

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

The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns, non-compliance, or other issues affecting the integrity of the trial. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial and, once begun, issues may arise that could cause the trial to be suspended or terminated.

Clinical trials involve the administration of the investigational product to volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices, or GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $3,242,026 for fiscal year 2023, and the applicant under an approved new drug application is also subject to an annual program fee, currently $393,000 per product for fiscal year 2023. These fees are typically increased annually.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a rare disease or condition - generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA Orphan Drug designation is entitled to a seven- year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent term extension increases the patent term by one year and may be renewed up to four times. For each interim patent term extension granted, the post-approval patent term extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent term extensions are not available for a drug for which an NDA has not been submitted.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, a REMS program, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs and other regulatory requirements. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDC Act requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The FDA and the sponsor must reach agreement on the PSP. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, performing, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite PMA application(s).

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

Exempt Devices

If a manufacturer’s device falls into a generic category of Class I or Class II devices that the FDA has exempted by regulation, a premarket notification is not required before marketing the device in the U.S. Manufacturers of such devices are required to register their establishments and list the proprietary device name and the generic category or classification regulation into which the device fits. Some 510(k)-exempt devices are also exempt from Quality System Regulation requirements.

Post-market Requirements

After a device is placed on the market, numerous regulatory requirements apply. These include: Quality System Regulation, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or off-label uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).

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

Regulation Outside the U.S.

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside the U.S. require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product, we must obtain approvals by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The new Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

To obtain regulatory approval of an orphan product in the EU, we are mandated to submit a marketing authorization application, or MAA, under the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization that is valid throughout the EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. It is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced-therapy medicinal products (gene therapy, somatic cell therapy or tissue-engineered medicines) and for human products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any other products containing new active substances not authorized in the EEA or for products which constitute a significant therapeutic, scientific or technical innovation or for which an EEA-wide authorization is in the interests of public health. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use, or CHMP. The procedure results in an EC decision, which is valid and enables products to be marketed throughout the EEA.

In the centralized procedure, full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MAA has been granted. The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of products characteristics, or SmPC, the package leaflet and the texts proposed for the various packaging materials. The maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

For products not within the mandatory scope of the centralized procedure, other procedures are available for the grant of a marketing authorization in multiple EU Member States. The decentralized procedure provides for approval by one or more other, or concerned, Member States of an assessment of an application performed by one Member State, known as the reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft SmPC, and draft labeling and package leaflet, to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the EC, whose decision is binding on all Member States. Where a product has already been authorized for marketing in a Member State of the EU, this national authorization can be recognized in other Member States through the mutual recognition procedure.

Applications from persons or companies seeking “orphan medicinal product designation” for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions that affect no more than 5 in 10,000 persons in the EU are reviewed by the EMA’s Committee for Orphan Medicinal Products, or COMP. In addition, orphan designation can be granted in the EU if the product is intended for a life threatening, seriously debilitating, or serious and chronic condition and where, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the drug. Orphan designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan product will be of significant benefit to patients affected by the applicable condition. Orphan designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure for marketing approval. In addition, if a product which has an orphan designation in the EU subsequently receives EMA marketing approval for the indication for which it has such designation, the product is entitled to market exclusivity, which means the EMA and the competent authorities of the EU Member States may not approve any other application to market a “similar medicinal product” to the authorized orphan product for the same indication for a period of 10 years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, a marketing authorization may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product.

A pediatric investigation plan, or PIP, is a development plan aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for marketing authorization for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. The EMA’s pediatric committee, or PDCO, can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Several rewards and incentives for the development of pediatric medicines for children are available in the EU. Medicines authorized across the EU with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate by six months. This is the case even when the studies’ results are negative. For orphan medicines, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use marketing authorization, or PUMA. If a PUMA is granted, the product will benefit from 10 years of market protection as an incentive.

In the EU, medical devices were previously regulated under Directive 93/42/EEC, also known as the Medical Device Directive, or MDD, and the implementing legislation in each Member State of the EU. On May 26, 2021, EU Regulation 2017/745, also known as the Medical Devices Regulation, or MDR, became fully applicable and repealed and replaced the MDD. The changes which are brought in by the MDR were prompted by divergent interpretations of the MDD and to address issues concerning product quality and performance. The MDR is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices, and it:

●	strengthens the rules on placing devices on the market and reinforces surveillance once they are available;

●	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	sets up a central database (Eudamed) to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU; and

●	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Under the MDR, the system of regulating medical devices operates by way of a certification for each medical device, which confirms that the device meets the relevant general safety and performance requirements laid down in Annex I of the MDR. Each certificated device is marked with a Conformitè Europëenne mark, or CE mark, which shows that the device has a Certificat de Conformité, also referred to as a certificate of conformity. The means for achieving the requirements for a CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled in accordance with the MDR before a CE mark can be placed on a product. The procedure by which a device is assess to confirm if it complies with the general safety and performance requirements is known as a conformity assessment. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-certify compliance with the MDR based on a self-assessment of the conformity of its products with the general safety and performance requirements of the MDR, a conformity assessment procedure requires the intervention of an independent organization accredited by a Member State of the EEA to conduct conformity assessments, known as a notified body. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EEA.

Under transitional provisions provided in the MDR, medical devices that had valid certificates of conformity issued under the MDD prior to May 26, 2021 may, provided certain obligations under the MDR are respected, continue to be placed on the EEA market for the remaining validity of the certificate, and until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked on the basis of the MDR may be placed on the market in the EEA. However, in response to concerns raised about notified body capacity and the ability for devices to be re-certified within such time period, the European Commission has adopted a proposal to extend the transition period by some years, depending on the risk class of the device. Such proposal is currently being considered for adoption by the European Parliament and Council.

Post-Brexit, the MDR does not apply in the United Kingdom, or UK, (except for Northern Ireland, which under the Northern Ireland Protocol is bound by certain EU laws). The medical device legislative framework in the UK is set out in the Medical Devices Regulations 2002. These regulations are based on the previous medical device directives of the EU, but have been amended so that they function properly now that the UK is no longer part of the EU. The Medical Devices Regulations 2002 have introduced several changes including (but not limited to) replacing the CE mark with a UK Conformity Assessed marking, requiring manufacturers outside of the UK to appoint a UK Responsible Person if they place devices on the market in the UK and more wide-ranging device registration requirements. Manufactures can continue placing CE marked medical devices on the Great Britain market for the time being, however from July 2024, transitional arrangements will apply for CE marked medical devices placed on the Great Britain market. These transitional arrangements have not yet been brought into force through the UK medical devices regulations, but the UK Government intends to introduce legislation by Spring 2023 that will bring these into force.

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

Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Potential sales of any of our product candidates, if approved, will depend, at least in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. In the U.S., no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenues and results of operations. Decreases in third-party reimbursement or a decision by a third-party payor to not cover a product candidate, if approved, or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

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

Anti-Kickback, False Claims Laws and Other Regulations

In addition to the FDA restrictions on marketing of pharmaceutical products, medical devices, and combination products, several other types of state and federal laws have been applied to restrict certain marketing practices in the medical product industry in recent years. These laws include federal and state anti-kickback statutes, false claims statutes, and other statutes pertaining to health care fraud and abuse. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, or PPACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

Many states have laws that protect the privacy and security of personal information, including health or other categories of sensitive personal information.

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

Other Federal and State Regulatory Requirements

Manufacturers of prescription drugs are required to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners (i.e. physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives), and teaching hospitals, as well as any investment interests held by the physicians and their immediate family members. The reports must be submitted on an annual basis and the reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, Massachusetts, and Vermont require pharmaceutical companies to implement compliance programs and/or marketing codes. Additional jurisdictions, such as the City of Chicago and the District of Columbia, require pharmaceutical sales representatives to be licensed and meet continuing education requirements. Several additional states are considering similar proposals. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil penalties.

Healthcare Reform

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the PPACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

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

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which remain in effect until 2031 unless additional Congressional action is taken. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. Further, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees and Human Capital Resources

As of March 31, 2023, we had 20 full-time employees, 17 of whom are based in the U.S. Our employees are skilled in drug development, including clinical trial design, clinical operations in support of our clinical trials and related activities, corporate administration, finance and business development. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. We also work with independent professional advisors and consultants to support our program development activities, particularly in the areas of drug product development, regulatory, compliance, and international clinical operations.

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

Information concerning the shares of our common stock and related share prices in these risk factors has been adjusted to reflect the 1-for-50 reverse split of our common stock that was made effective on February 24, 2023.

Risks Related to Our Financial Condition

Our current cash position, losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2022 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Management has also concluded that substantial doubt exists about our ability to continue as a going concern. As of December 31, 2022, we had cash and cash equivalents of $6.2 million and current liabilities of $2.5 million. We believe that we have sufficient resources available to support our development activities and fund our business operations into the second quarter of 2023. However, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings; convertible debt financings; and/or strategic transactions, including potential licensing arrangements, alliances and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next 12 months following the date that the financial statements are issued. In addition, we may be unable to pay our vendors and other service partners on time, or at all. If any of our key vendors and service providers were to cease working with us or subject the delivery of products or services to timing or payment preconditions, our development activities may be adversely affected, which could have a material adverse effect on our business and operations. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on a number of assumptions that may prove to be wrong and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2022 and 2021, we had operating losses of $41.3 million and $77.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $824.5 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions. As of December 31, 2022, we had cash and cash equivalents of $6.2 million and believe that we have sufficient resources available to support our development activities and fund our business operations into the second quarter of 2023.

We expect to continue to incur significant research and clinical development, regulatory and other expenses as we (i) develop product candidates; (ii) seek regulatory clearances or approvals for our planned or future product candidates; (iii) conduct clinical trials on our planned or future product candidates; and (iv) manufacture, market, and sell any product candidates for which we may obtain regulatory approval. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and may cause the market price of our common stock to decline.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials under our key clinical development programs, continue research and development and potentially initiate clinical trials under our other development programs and seek regulatory approval for any product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we may need to make milestone payments to licensors and other third parties from whom we have in-licensed or acquired our product candidates. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Moreover, a small group of investors that hold a significant portion of our issued and outstanding common stock may be in a position to influence the terms of a funding transaction, potentially making it more difficult to reach agreement on terms that are acceptable to investors participating in the financing, in a timely manner, if at all. If we are unable to raise sufficient capital to fund our activities when needed and on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or, if our product candidates are approved, any future commercialization efforts.

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

Global financial markets have recently, and may continue to, experience extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability as a result of geopolitical unrest, liquidity constraints, failures and instability in U.S. and international financial banking systems, inflation, and other factors beyond control. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing coronavirus pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. For additional information regarding the impact of the coronavirus pandemic, please see “Risk Factors—The coronavirus pandemic has negatively impacted, and may continue to negatively impact our ability to develop our product candidates.”

Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and China or continued conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, China or Russia, also could lead to disruption, instability, and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Broad market and industry factors, including potentially worsening economic conditions, inflationary pressures, and other adverse effects, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Due to the significant resources required to develop our product candidates, we must prioritize development of certain product candidates and/or certain disease indications. We may be delayed in advancing a product candidate or potential indication if our plan does not include sufficient funding to execute a clinical program. If we expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success, such failure could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are currently focused on developing product candidates to address unmet medical needs in acute cardiovascular diseases. We seek to allocate our limited capital among our programs in an efficient manner and to advance our cardiovascular product candidate. However, due to the significant resources required to advance the development of our product candidates, we also must focus on specific indications and disease pathways and decide which product candidates and indications to pursue and the amount of resources to allocate to each such product candidate.

Our ability to advance a product candidate depends on our ability to secure the additional capital required to execute each phase of product development. In developing our plan, we were aware of the size and projected costs of our planned late stage development of istaroxime to improve cardiac function and clinical outcomes in patients with AHF. We have allocated our limited resources initially toward cardiogenic shock as we believe this may be a less resource intensive and faster development program. Such decisions concerning the allocation of research and development funds towards, or away from, particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or engage with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In that event, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

We have a significant amount of intangible assets, including goodwill, recorded on our consolidated balance sheets which may lead to potentially significant impairment charges.

As a result of the acquisition of CVie Therapeutics in December 2018, we have recorded significant intangible assets and goodwill on our consolidated balance sheets, which could become impaired and lead to material charges in the future. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin, which, as of December 31, 2022, were $22.3 million and $2.9 million, respectively, recorded in aggregate on our consolidated balance sheets as intangible assets of $25.3 million. As of December 31, 2022, goodwill recorded on our consolidated balance sheets was $3.1 million.

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

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the current macroeconomic conditions which have made it harder to secure the funding needed to conduct the additional phase 2 clinical trial and have therefore delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value and recorded a loss on impairment of intangible assets of $6.8 million during the fourth quarter of 2022. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. As a result, the estimated fair value decreased from December 1, 2021 to December 1, 2022, but still exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. However, if we are unable to secure such an arrangement or partnership, or if we secure an arrangement for an amount less than anticipated, we may have to record additional impairments related to rostafuroxin in the future, which may materially adversely affect our results of operations and financial condition.

We have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis, since April 2022. During each of the second and third quarters of 2022, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter since that time we performed the required interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Based on the annual goodwill quantitative test performed as of December 1, 2022, we determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million in the fourth quarter of 2022. When combined with the loss on impairment of goodwill recorded during the second and third quarters, we recorded a loss on impairment of intangible assets totaling $12.6 million within operating expenses in our consolidated statements of operations during the year ended December 31, 2022.

The closing share price of our common stock, on a split-adjusted basis, has continued to decline subsequent to the end of 2022. If our share price continues to decline, we may be at risk for future impairment to goodwill in the near term.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we are required to furnish a report by our management on our internal control over financial reporting. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the SEC, we could face severe consequences. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market LLC, or Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We currently have no product candidates approved for sale, and we may never be able to develop marketable products. We are focusing a significant portion of our activities and resources on our lead product candidate, istaroxime, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully obtain regulatory approval for istaroxime. We currently do not have sufficient capital to fully execute clinical trials with respect to istaroxime. Furthermore, the clinical development and regulatory approval of istaroxime is subject to many risks, including the risks discussed in other risk factors, and istaroxime may not receive marketing approval from any regulatory agency. If we are unable to continue to advance istaroxime through clinical development, or if the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to istaroxime do not meet our or others’ expectations, the market price of our common stock could decline significantly. Should the results of our clinical development program be insufficient to support regulatory approval, we may be forced to rely on our other product candidates, which will require additional time and resources to potentially obtain regulatory approval. There can be no assurance that we will be able to successfully develop istaroxime.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process as a result of inadequate study design, inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. For example, conducting a toxicology study as part of a preclinical program, to be included in a required regulatory submission, could result in unanticipated findings that could potentially negatively impact the clinical program. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

Product candidates in later stages of clinical trials may fail to achieve the desired safety and efficacy outcomes despite having progressed through earlier clinical trials. As a result, data we obtain from our phase 2 clinical trials may not accurately predict phase 3 trial results, whether due to differences in sample size, study arms, duration, endpoints, or other factors. If any of our product candidates should fail to perform as designed in their respective phase 3 clinical programs, such failures could adversely affect the results of our clinical development program despite promising results in earlier trials. If clinical trials for any of our product candidates fail to demonstrate safety or efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or the equivalent regulatory authorities in other countries, the FDA or the equivalent regulatory authorities in other countries will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if we are required to cease development activities on any of our recently acquired product candidates due to adverse clinical results or otherwise, it could result in impairment of related intangible assets and goodwill on our consolidated balance sheets.

Even if later stage clinical trials are successful, regulatory authorities may question the trial design or sufficiency for approval of the endpoints we select for our clinical trials or add new requirements, such as the completion of additional studies, as conditions for obtaining approval or obtaining an indication. For the foregoing reasons, we cannot be certain that our planned clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations, and result in significant additional costs and expenses, require additional time and have an adverse effect on our business, including our financial condition and results of operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to continue development activities, including our ability to obtain trial results, regulatory approval and commence product sales or allow for competition to emerge.

We may experience delays in clinical trials of our product candidates, or the time required to complete clinical trials for our product candidates may be longer than anticipated. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including, but not limited to:

●	our inability to raise funding necessary to initiate or continue a trial;

●	delays in obtaining regulatory approval to commence a trial or reaching a consensus with regulatory authorities on trial design or product standards;

●	delays in reaching an agreement with the FDA or the equivalent foreign regulatory authorities in other countries on final trial design or the scope of the development program;

●	inability to develop studies that are acceptable in all markets of interest;

●	inability to come to an agreement on clinical trial design or execution factors with potential development partners;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or the equivalent regulatory authorities in other countries;

●	failures or delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays associated with severe acute respiratory syndrome coronavirus 2, the causative agent in a novel strain of coronavirus, which have and may continue to impact our healthcare systems and our trial sites ability to conduct trials to varied degrees and times. Coronavirus creates risk of interrupting availability of necessary clinical supplies, local regulatory reviews, hospital ethics committee reviews, professional staff, site monitors and other necessary travel;

●	delays in obtaining contracts with clinical sites and required IRB approval at each site;

●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	competition with other studies for study patients;

●	changes to clinical trial protocol;

●	delays in recruiting suitable patients to participate in a trial;

●	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

●	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

●	clinical sites deviating from trial protocol or dropping out of a trial to the detriment of enrollment;

●	subjects experiencing severe or unexpected adverse events;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCPs, or other regulatory requirements;

●	third-party contractors not performing data collection or analysis in a timely or accurate manner;

●	third-party contractors lacking adequate certification to provide services in all regions where we conduct our business activities;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;

●	manufacturing timing and/or obtaining sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials or changes in the manufacturing process or inability to meet analytical standards for product release or use that may be necessary or desired;

●	time required to add new clinical sites; or

●	delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials or being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process.

In addition, we may not reach agreement with the FDA, or a foreign regulator on the extent of our phase 3 programs, the design of any one or more of the clinical trials necessary for approval, or we may be unable to reach agreement on a single design that would permit us to conduct a common pivotal phase 3 clinical development program in all markets of interest. For example, we may not be able to design a study that is acceptable to both the FDA and the EMA regulators, which would cause us to limit the scope of our geographical activities or greatly increase our investment. Even if we complete the clinical trial within our anticipated time, if our results are inconclusive or non-compelling or otherwise insufficient to support a strategic or financing transaction, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business.

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

We have conducted and are expecting in the future to conduct one or more of our clinical trials for our product candidates at clinical sites located in the U.S. and outside of the U.S., including the EU, China, Russia, Israel, and South America. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data may be subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an onsite inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an onsite inspection or other appropriate means. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

For example, we have previously conducted clinical trials in Russia. The February 2022 invasion of Ukraine by Russia and the resulting imposition of economic and other sanctions by the U.S., EU, and many other nations on Russia, individuals in Russia, Russian businesses, and the Russian central bank, has impacted the way we executed certain trial procedures as we completed the first part of our trial in early cardiogenic shock. This geopolitical disruption could also disrupt or delay our ability to conduct clinical trial activities in Russia in the future. Although the length and impact of any military action are highly unpredictable, making them unavailable for follow-up could result in increased costs and could delay our anticipated timeline for the completion of our future clinical trials.

The coronavirus pandemic has negatively impacted, and may continue to negatively impact our ability to develop our product candidates.

The impact of the ongoing coronavirus pandemic has resulted in, and will likely continue to result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. Efforts to contain the spread of coronavirus have intensified at times to manage surges in the infection rate and deaths, and many countries have at times implemented severe travel restrictions, social distancing, and delays or cancellations of elective surgeries at different times. Notwithstanding the introduction of effective vaccines, coronavirus is expected to continue affecting our ability and the ability of our employees, contractors, suppliers, and other partners in the U.S. and abroad to conduct normal business activities from time to time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of coronavirus globally has previously adversely impacted trial conduct and operations and may do so again in the future. We have, in the past, initiated several clinical trials for istaroxime in the EU and other worldwide locations impacted by the coronavirus outbreak. Our clinical trials have suffered delays and interruptions and our previous decision to cease enrollment in the AEROSURF clinical trial was partially due to such delays and escalating expenses. Our efforts to conduct trials could be materially delayed in the future by governmental restrictions and enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for nonpatients.

Similarly, there is a risk that clinical supplies of our product candidates may be significantly delayed or may become unavailable as a result of coronavirus and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our product candidates, which could materially adversely impact our clinical trial and development timelines.

The continued spread of coronavirus, including potential new variants, has also led to periodic disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the continued spread of coronavirus could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which coronavirus impacts our financial results going forward will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus outbreak, the rise of variants, which may be more contagious and potentially more lethal, and the actions recommended to contain the outbreak or treat its impact, among others. Moreover, the coronavirus outbreak has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that coronavirus or any other pandemic harms the global economy generally.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our clinical trials. Many compounds that initially show promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw, suspend or limit approvals of such product;

●	we may be required to recall a product or change the way such product is administered to patients;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;

●	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of investigational new drugs and approved new drugs are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. We are not permitted to market any of our product candidates in the U.S. until we receive approval of an NDA from the FDA.

Prior to obtaining approval to commercialize a product candidate, if approved, in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

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

We may conduct clinical development in the U.S., Canada, the EU, Eastern Europe, Latin America, and Asia Pacific regions and sell our products, if approved, in the U.S. and potentially in other major markets. To accomplish this objective, we must obtain and maintain regulatory approvals and comply with regulatory requirements in each jurisdiction. To avoid the significant expense and lengthy time required to complete multiple regional clinical development programs, we expect to meet with relevant regulatory authorities. While we would prefer to design a single, global clinical development program that would satisfy the regulators in all of our target markets, there can be no assurance that our efforts will be successful. If we are unable to reach agreement with the various regulatory authorities, we may not be able to pursue regulatory approval of our product candidates in all of our selected markets.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing our product candidates. In addition, delays associated with coronavirus may impact local regulatory reviews occurring in a timely manner and result in delays for trial and site initiations.

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

Although we have multiple product candidates or potential indications of those candidates in our clinical pipeline, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

We have received Fast Track designation from the FDA for istaroxime for the treatment of AHF. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other product candidates, we may not receive such a designation from the FDA.

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

For example, a product candidate may be eligible for designation as a Breakthrough Therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although Breakthrough Therapy designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for Breakthrough Therapy designation or any other expedited program for our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. For example, we believe that istaroxime may fulfill an unmet medical need in early and more severe cardiogenic shock based on the profile observed in prior phase 2 clinical studies in AHF and early cardiogenic shock, in which increases in SBP as well as improvements in cardiac function were observed suggesting that istaroxime could potentially contribute to the clinical improvement of select patients in cardiogenic shock due to heart failure. However, the FDA may not agree with our assessment, and we may not be able to obtain Breakthrough Therapy designation.

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

If we obtain Orphan Drug exclusivity, we may lose such exclusivity if the FDA or the European Commission, or EC, determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Moreover, Orphan Drug exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. Even after an Orphan Drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.

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

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or other aspects of the directions for use or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters, Form 483s, or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;

●	product seizure or detention, or refusal to permit the import or export of our products; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

If approved for marketing, the commercial success of our product candidates will depend upon the acceptance of each product by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates, if approved, will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	efficacy of our product candidates compared to competing products;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our product candidates, if approved, and the target patient population to try new therapies;

●

our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, global government payors, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics;

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals;

●	government health care payor imposed mandatory pricing discounting and reductions;

●	delays in achieving hospital formulary acceptance or limitations of use that are more restrictive than the approved label;

●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates, if approved, may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our product candidates, if approved, in applicable therapeutic guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies; and

●	limitations or warnings contained in approved labeling from regulatory authorities.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS to assure the safe use of the drug. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates, if approved.

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

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates, if approved, without strategic partners or licensees include:

●	the inability of sales personnel to obtain access to or educate and appropriately persuade adequate numbers of physicians to prescribe any of our product candidates, if approved;

●	inability to obtain a competitive share of voice and frequency of meeting with physicians against multiple, larger competitors;

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

●	inability to control or influence partner sales and marketing personnel or their prioritization of promotion of our product candidates, if approved.

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which hospitals and hospital systems, governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those product candidates and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our product candidates by third-party payors will have an effect on our ability to successfully commercialize our product candidates, if approved. Even if we obtain coverage for a given product candidate, if approved, by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the EU or elsewhere will be available for any product candidate that we may develop and for which we receive approval, and any reimbursement that may become available may be decreased or eliminated in the future. See the section titled, “Item 1. Business – Reimbursement.”

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates, if approved, as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our product candidates, if approved, pricing of existing drugs may limit the amount we will be able to charge for our product candidates, if approved. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved and may not be able to obtain a satisfactory financial return on products that we may develop.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates, if approved, to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our product candidates, if approved. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Additional foreign price controls, discounts or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved. Accordingly, in markets outside the U.S., the reimbursement for product candidates for which we receive approval may be reduced and experience continual mandatory price reductions compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. We expect to experience pricing pressures in connection with the sale of any of our product, candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Risks Related to Our Reliance on Third Parties

We rely on third parties, primarily outside of the U.S., to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely and quality manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct our clinical trials and preclinical studies for our development programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and any third-party that we rely upon are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any third-party that we rely on or trial sites fail to comply with applicable GCPs or to provide adequate data with respect to such trials, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP and/or Quality System Regulation requirements. Our failure or our vendors’ failure to comply with these regulations may require us to delay or to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing our product candidates, if approved.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional costs and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Our agreement with Universita Degli Studi di Milano-Bicocca, the institution that has performed many preclinical studies with istaroxime and our preclinical families of compounds, expired on July 31, 2022. If additional preclinical work is required for any reason, we will need to re-engage with Bicocca or find another vendor to provide those services.

We currently do not have a back-up facility for our CMO for our drug product candidates, or our suppliers of API. If the parties we depend on for supplying our APIs and manufacturing our drug product candidates do not supply these products in a timely and quality manner, it may delay or impair our ability to execute our development plans for our current and potential pipeline products. Such delays could adversely impact our operations and financial condition.

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

Our product candidates are temperature sensitive and may have other attributes that lead to limited shelf life. These attributes may pose risks to supply, inventory and waste management and increased cost of goods.

Our product candidates may prove to have a stability profile that leads to a lower than desired shelf life. This poses risk in supply requirements, wasted stock, and higher cost of goods.

Our product candidates are temperature sensitive, and we may learn that any or all of our product candidates are less stable than desired. It is also possible that we may find that transportation conditions negatively impact product quality. This may require changes to the formulation or manufacturing process for one or more of our product candidates and result in delays or interruptions to clinical or commercial supply. In addition, the cost associated with such transportation services and the limited pool of vendors may also add additional risks of supply disruptions.

We have established a number of analytical testing strategies, and may have to establish several more, to assess the quality of our product candidates. We may identify gaps in our analyses that might prevent release of product or could require product withdrawal or recall. For example, new or existing impurities that have an impact on product safety, efficacy, or stability may be discovered. This may lead to an inability to release or use our product candidates until the manufacturing or testing process is rectified or specifications are changed. This could potentially result in delays to our key program.

We plan to rely on third parties, some of which are located outside the U.S., to manufacture our drug product candidates, which exposes us to risks that may affect our ability to maintain supplies of our clinical materials, and subject us to uncertainty associated with the international political climate, and could potentially delay or cease our research and development activities, as well as eventual regulatory approval and commercialization of our drug product candidates.

Our manufacturing strategy involves manufacturing our drug product candidates using a CMO. We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our drug product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other government regulations and corresponding international standards. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.

Istaroxime and rostafuroxin are currently manufactured by an affiliate of Lee’s (HK) in Hefei, China. We expect that Lee’s (HK) will manufacture KL4 surfactant drug product candidate at an affiliate of Lee’s (HK) in Hefei, China. The APIs for istaroxime and rostafuroxin are manufactured in China. If the FDA is unable to inspect the manufacturing site in China or if it is able to inspect the site but finds it deficient in any way, to secure marketing approval for our product candidates in the U.S., and potentially other markets, we may be required to designate a different manufacturer for each of our drug product candidates. A technology transfer of a manufacturing process from one CMO to another can be time consuming and expensive and there can be no assurance that such a transfer will be successful or that a new manufacturer will be able to manufacture our drug product candidates successfully. Moreover, a technology transfer from one country to another may be subject to changing international legal and regulatory requirements in a potential difficult political climate. In addition, we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel and the third-party manufacturers may fail to manufacture our product candidate according to our schedule or at all. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturer cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

●

CMOs might be unable to manufacture our product candidates in the volume and to our specifications to meet our clinical and commercial needs, or we may have difficulty scheduling the production of drug product in a timely manner to meet our timing requirements;

●

if we desire to make our drug product candidates available outside the U.S. for clinical or commercial purposes, our CMOs would become subject to, and may not be able to comply with, corresponding manufacturing and quality system regulations or standards of the various foreign regulators having jurisdiction over our activities abroad. Such failures (such as in-country quality testing) could result in not only a loss of approved supply to that country, but a total loss of a lot (or lots) of materials globally and could restrict our ability to execute our business strategies;

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products, if approved, may adversely affect our future profit margin and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

We are dependent on Lee’s (HK) and Zhaoke for the successful development and commercialization of our KL4 surfactant products. If Lee’s (HK) and Zhaoke do not devote sufficient resources to the development of those product candidates, are unsuccessful in their efforts, or chooses to terminate their agreement with us, the potential licensing revenue will not materialize.

On August 17, 2022, we entered into the A&R License Agreement with Lee’s (HK) and Zhaoke effective as of August 9, 2022. The A&R License Agreement amends, restates, and supersedes the Original License Agreement.

Under the A&R License Agreement, Lee’s is solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval and commercialization of KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant. Lee’s (HK) and Zhaoke may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of the KL4 surfactant products. These decisions may occur for many reasons, including internal business reasons, results from clinical trials or because of unfavorable regulatory feedback.

Further, on review of the safety and efficacy data, the FDA may impose requirements on the programs that render them commercially nonviable. In addition, under the A&R License Agreement, Lee’s (HK) and Zhaoke have certain decision-making rights in determining the development and commercialization plans and activities for the programs. We may disagree with Lee’s (HK) and Zhaoke about the development strategy they employ, but we will have limited rights to impose our development strategy on Lee’s (HK) and Zhaoke. Similarly, they may decide to seek marketing approval for, and limit commercialization of, the KL4 surfactant products to narrower indications than we would pursue. More broadly, if Lee’s (HK) and Zhaoke elect to discontinue the development of the KL4 surfactant products, we may be unable to advance the product candidate ourselves.

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

●	the level of investment funding we are able to achieve and apply to our development operations;

●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;

●	the potential for our identifiable intangible assets to become impaired, and the timing of such impairments, if any;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	our allocation of resources and ability to raise additional capital;

●	future changes in requirements to achieve regulatory approval;

●	future accounting pronouncements or changes in our accounting policies.

●	the capital markets stability and openness to investing;

●	delays associated with coronavirus which will impact the ability of our healthcare systems and trial sites to conduct trials to varied degrees and times;

●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products; and

●	the level of demand for any approved products, which may vary significantly.

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

We plan to continually evaluate our business strategy and will modify our plans as necessary to achieve our objectives. As part of our shift in priorities, we entered into a global licensing agreement in 2022 to support the development of our KL4 surfactant platform and were able to eliminate the remaining costs associated with the KL4 surfactant platform. If for any reason, our licensee does not proceed with development of the KL4 surfactant platform, such action could have a material adverse effect on our potential to realize licensing revenue.

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

We plan to continue evaluating our business strategy and may modify our strategy again in the future. To respond to changing circumstances, we may expand or alter our research and development activities from time to time and allocate resources to work on development of different product candidates or may pace, delay or halt the development of potential product development programs. As a result of changes in our strategy, we may also change or refocus our existing drug development and manufacturing activities or our plans for commercialization of our product candidates, if approved. These decisions could require changes in our facilities and personnel and restructuring various financial arrangements. There can be no assurances that any product development or other changes that we implement will be successful or that, after implementation of any such changes, that we will not refocus our efforts on new or different objectives.

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

Many of our competitors’ companies have substantially greater research and development, manufacturing, marketing, financial, and technology personnel and managerial resources than we have. In addition, many of these competitors, either alone or with their collaborative partners, have significantly greater experience than we do in developing products, preclinical testing and human clinical trials management, obtaining FDA approval and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in receiving FDA or foreign regulatory approval or commercializing products and obtaining patent protection before us. Our competitors may successfully secure regulatory exclusivities in various markets, which could have the effect of barring us or limiting our ability to market our product candidates, if approved, in such markets. In addition, developments by our competitors may render our drug product candidates obsolete or noncompetitive.

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

The political and healthcare policy and reimbursement environment is becoming more challenging for pharmaceutical companies and manufacturers and may adversely affect our business.

Political, economic and regulatory influences globally are subjecting the healthcare industry to potential fundamental challenges that could substantially affect our business and results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing to arise in many countries where we potentially may seek to do business, including the U.S. There is increasing pressure on pricing, reimbursement and demands for value-based data to gain access to patients and healthcare funds globally. This may increase the costs of development, risks of commercialization and overall value of the opportunity. The Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known. We also cannot predict the likelihood, nature or extent of additional government regulation that may arise from future legislation, administrative, judicial, or executive action, either in the U.S. or abroad. In addition, we rely on our CMO located in China to manufacture drug product and APIs for us, such that the supply lines for our drug product, and APIs may be affected by trade and political considerations.

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

We are highly dependent upon the members of our executive management team and certain employees and consultants who are subject matter experts. Many of these individuals have been involved with us for many years, have played integral roles in our progress and we believe that they continue to provide value to us. We have over the last few years lost long-term members of our executive team and certain professional, scientific and management personnel, due to retirement, shifts in our focus and other causes. The loss of such personnel potentially exposes us to a lack of ready recall and knowledge of past corporate events, risks previously identified and related learnings. As such, loss of any of our remaining key personnel may further increase the associated risk and may have a material adverse effect on aspects of our business and clinical development and regulatory programs. The loss of services from any of our executives could significantly adversely affect our ability to develop and market our product candidates and obtain necessary regulatory approvals. Further, we do not maintain key man life insurance.

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

We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Despite our implementation of security measures, our information systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, including ransomware, and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. For example, third parties may attempt to hack into systems and may obtain our proprietary information or other sensitive information, which could cause significant damage to our reputation, lead to claims against the Company and ultimately harm our business.

We do not have redundant facilities. We perform substantially all of our research and development and back office activity in a small number of locations, including our headquarters in Warrington, Pennsylvania, and a research laboratory at Chang Gung University in Taiwan under a separate collaboration agreement. We also depend upon third-party manufacturers and laboratories to manufacture our drug product candidates, APIs and perform important API and drug product release testing and stability work.

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

Our business activities, including development, manufacture and, if our product candidates are approved, marketing of our drug products also exposes us to liability risks. Using our drug product candidates, including in clinical trials, may expose us to product liability claims. Even if approved, our products may be subject to claims resulting from unintended effects that result in injury or death. Product liability claims alleging inadequate disclosure and warnings in our package inserts also may arise.

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

We face a potential risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any of our product candidates, if approved, or any other future product. For example, we may be sued if any product we develop, including any of our product candidates, or any materials that we use in our product candidates allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the U.S., claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any of our product candidates, if approved, or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time, attention and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize some or all of our product candidates, if approved; and

●	a decline in the value of our stock.

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

We may be required to obtain additional product liability insurance coverage. However, such insurance is expensive and may not be available when we need it. In the future, we may not be able to obtain adequate insurance, with acceptable limits and retentions, at an acceptable cost. Any product, general liability or product liability claim, even if such claim is within the limits of our insurance coverage or meritless and/or unsuccessful, could adversely affect the availability or cost of insurance generally and our cash available for other purposes, such as research and development. In addition, such claims could result in:

●	uninsured expenses related to defense or payment of substantial monetary awards to claimants;

●	a decrease in demand for our drug product candidates, if approved;

●	damage to our reputation; and

●	an inability to complete clinical trial programs or to commercialize our drug product candidates, if approved.

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

Our product candidates and our operations are regulated by numerous government agencies, both inside and outside the U.S. Our drug product candidates must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. Our facilities and those of our third-party providers must pass inspection and/or be approved or licensed prior to production and remain subject to inspection at any time thereafter. Failure to comply with the requirements of the FDA or other regulatory authorities could result in warning or untitled letters, Form 483s, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of our product candidates, if approved, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could damage our reputation and have a material adverse effect on our sales.

If our product candidates are approved for commercial sale, we will be required to comply with not only the requirements of applicable regulators, but also will become subject to various laws regulating the sales, marketing, and distribution of healthcare-related products. The sales and marketing of products and relationships that pharmaceutical companies have with healthcare providers are under increasing scrutiny by federal, state and foreign government agencies. The FDA and other federal regulators have increased their enforcement activities with respect to the Anti-Kickback Statute, False Claims Act, off-label promotion of products, and other healthcare related laws, antitrust and other competition laws. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers.

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

There has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and entities. For example, the Physician Payment Sunshine Act imposes annual reporting requirements on certain manufacturers of drugs, biologics and medical supplies with respect to payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as with respect to certain ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information regarding all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on manufacturers’ marketing practices, and require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities under certain circumstances.

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

We face risks related to our collection and use of data, including personal information, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices.

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

A number of US states have proposed new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Our international operations are subject to international laws and regulations, regulatory guidance, and industry standards relating to data protection, privacy, and information security. This includes the EU General Data Protection Regulation, or GDPR, as well as other national data protection legislation in force in relevant EU member states (including the GDPR in such form as incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and any regulations thereunder and the UK Data Protection Act 2018, or UK GDPR.

The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and the UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection.

The GDPR and UK GDPR impose strict rules on the transfer of personal data to countries outside the European Economic Area, including the U.S. The UK and Switzerland have adopted similar restrictions. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

The GDPR and UK GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR and UK GDPR. Implementing legislation in applicable EU member states and the UK, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller or joint controller, reviewing security procedures and those of our vendors and collaborators, and entering into data processing agreements with relevant vendors and collaborators, we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR and UK GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data.

Other countries around the world in which we conduct business have also enacted strict privacy and data protection laws. Further, in addition to general privacy and data protection requirements, many jurisdictions around the world have adopted legislation that regulates how businesses operate online and enforces information security, including measures relating to privacy, data security and data breaches. Many of these laws require businesses to notify data breaches to the regulators and/or to data subjects. These laws are not consistent, and compliance in the event of a widespread data breach is costly and burdensome.

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the UK, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the UK) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws.

The risk of our being found in violation of these laws is increased by the fact that the in interpretation and enforcement of them is not entirely clear. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. It could also require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business. Failure by us or our collaborators and third-party providers to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties and orders preventing us from processing personal data), private litigation and result in significant fines and penalties against us. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Healthcare reform measures in the U.S., as well as the general tightening of drug reimbursement pathways and levels of reimbursement globally, are expected to add additional pressure to achieve financial expectations for our product candidates, if approved.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product candidates, if approved. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. See the section titled, “Item 1. Business – Healthcare Reform.”

Further changes to and under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved. The Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

Our international operations subject us to additional regulatory oversight in foreign jurisdictions, as well as economic, social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results.

We are subject to certain risks associated with having assets, both physical and intangible, and operations located in Taiwan. Our activity in Taiwan is subject to regulatory agencies, such as the Taiwan Food and Drug Administration. Our operations in foreign jurisdictions are conducted by our subsidiary, CVie Therapeutics, Taiwan, which also owns a substantial portion of our intellectual property. Our international operations may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, and increased government regulation, which could have a material adverse effect on our business, financial position, and operating results. In addition, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and China, including any potential resulting sanctions, export controls, or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, China or Taiwan, also could have an adverse impact on our international operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates, if approved.

We face an inherent risk of product liability as a result of the clinical trials of our product candidates and will face an even greater risk if we commercialize our product candidates if we receive approval. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates, if approved. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates, if approved;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time, attention and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	significant negative financial impact;

●	the inability to commercialize our product candidates, if approved; and

●	a decline in our stock price.

We currently hold product liability insurance coverage at a level we believe to be consistent with our activities. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates, if approved. Insurance coverage is increasingly expensive.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates, if approved. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The patent position of biotechnology companies is highly uncertain and involves complex legal and factual questions for which important legal principles are unresolved. To date, the USPTO has not adopted a consistent policy regarding the breadth of claims that is accorded in biotechnology patents or the degree of protection that these types of patents afford. As a result, there are risks that we may not secure proprietary rights to products or processes that appear to be patentable.

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

The patents that we own or in-license have a limited life. Patents related to our cardiovascular drug products issued in the U.S., Europe and elsewhere have expired or will expire on various dates between 2028 and 2039. Further, we cannot guarantee that all patent applications related to our cardiovascular drug products that are still pending in U.S., Europe and elsewhere will be granted as patents.

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

In the U.S., a patent that covers a drug product approved by the FDA may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, it is possible, though unlikely, that one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended, and only one patent may be extended. In the EU, it is possible, though unlikely, that our product candidates may be eligible for term extensions based on similar legislation. However, in either jurisdiction, if we were eligible to apply for patent term extension, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable product candidates could be substantial.

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

On June 3, 2022, we received a deficiency letter from the Nasdaq Listing Qualifications Department, or the Staff, of Nasdaq notifying us that, for 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or Rule 5550(a)(2). The Nasdaq deficiency letter had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Capital Market under the symbol “WINT”. We were initially given 180 calendar days, or until November 30, 2022, to regain compliance with Rule 5550(a)(2), which was extended by an additional 180 calendar days, or May 29, 2023.

On February 24, 2023, we effected a reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1 post-split share for every 50 pre-split shares. On March 10, 2023, we received written confirmation from Nasdaq notifying us that we had regained compliance with Nasdaq Listing Rule 5550(a)(2).

There can be no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted from Nasdaq Stock Market in the future. If we fail to maintain compliance, Nasdaq may take steps to de-list our common stock. If such delisting should occur, it would likely have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

We effected a reverse stock split on February 24, 2023 which may adversely impact the market price of our common stock.

We effected a reverse stock split of our outstanding common stock at a ratio in of 1-for-50 shares, which was effected at 12:01 a.m. Eastern Time on February 24, 2023. The effect of the reverse stock split upon the market price of our common stock cannot be predicted with certainty and there is no assurance that our common stock will trade at a price consistent with such reverse stock split. Accordingly, it is possible that the market price of our common stock following the reverse stock split will decline, possibly more than would occur in the absence of a reverse stock split.

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

The market price of our common stock, like that of many other development stage pharmaceutical or biotechnology companies, has been and is likely to be volatile. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

●	our ability to execute our planned clinical trials on a timely basis consistent with timelines established;

●	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;

●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	regulatory developments in the U.S. and foreign countries;

●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, along with any product modifications and improvements;

●	the success or failure of our efforts to acquire, license or develop additional product candidates;

●	innovations or new products developed by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates;

●	the implementation of our business model and strategic plans for our business and technology;

●	achievement of expected product sales and profitability;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;

●	trading volume of our common stock;

●	an inability to obtain additional funding;

●	sales of our stock by insiders and stockholders;

●	general economic, industry and market conditions other events or factors, including as a result of inflation, liquidity constraints or banking stability, many of which are beyond our control;

●	our commercialization, marketing and manufacturing prospects and capabilities;

●	additions or departures of key personnel; and

●	intellectual property, product liability or other litigation against us.

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

A small group of our investors, including Lee’s Holdings and Panacea Venture Management Company Ltd., may be able to exercise significant influence over our business strategy and operations.

As of March 31, 2023, Lee’s Holdings beneficially owns directly and through its affiliates, approximately 12% of our issued and outstanding shares of common stock, and Panacea Venture Management Company Ltd., affiliates of our Chairman, James Huang, beneficially owns directly and through affiliates approximately 8% of our issued and outstanding common stock. These investors could influence the outcome of corporate actions by us requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders also may exert influence in delaying or preventing a change in control, even if such change in control would benefit our other stockholders.

In addition, affiliates of Lee’s Holdings in China serve as CMO for istaroxime, rostafuroxin and potentially lyophilized KL4 surfactant. As such, we are highly dependent upon their performance to maintain our operational timelines and achieve planned milestones, and as a result, they may be in a position to exert leverage over our planning processes.

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

We also maintain a location in Taipei, Taiwan consisting of approximately 1,317 square feet of office space, where we oversee certain manufacturing development and preclinical activities occurring at a university in Taiwan related to our cardiovascular drug product candidates. We believe our current facilities are adequate for our needs in 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market, or Nasdaq, operated by The Nasdaq Stock Market LLC under the symbol “WINT.”

Holders of Our Common Stock

As of March 30, 2023, we had 38 holders of record of shares of our common stock, and there were 909,013 shares of our common stock outstanding. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Management’s discussion and analysis of the financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our Consolidated Financial Statements for the year ending December 31, 2022 and notes thereto, or Notes, included in this Annual Report on Form 10-K. See the section titled, “Item 8 – Financial Statements and Supplementary Data.”

Information concerning the shares of our common stock and related share prices in this MD&A has been adjusted to reflect the 1-for-50 reverse split of our common stock that was made effective on February 24, 2023. (See the section titled, “Item 8 – Notes to consolidated financial statements – Note 2 - Basis of Presentation”).

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. We completed this Phase 2 global clinical study and, in April 2022, announced positive topline results. Istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from our recently completed Phase 2 global clinical study in early cardiogenic shock not only supports that program’s continued development but also supports the continued development of our AHF program as well.

Our heart failure cardiovascular portfolio also includes sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product candidate without securing such an arrangement or partnership.

Previously, we were developing our KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime pipeline, we suspended internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already being performed by our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and its affiliate, Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the Original License Agreement.

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

Under the Original License Agreement, Lee’s (HK) previously made an upfront payment to us of $1.0 million. Pursuant to the terms of the A&R License Agreement, we may also receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income.

Further, under the A&R License Agreement, Licensee is solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval, and commercialization of licensed products in the Licensed Territory, including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2022 and 2021, we had operating losses of $41.3 million and $77.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $824.5 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions. As of December 31, 2022, we had cash and cash equivalents of $6.2 million and believe that we have sufficient resources available to support our development activities and fund our business operations into the second quarter of 2023.

We expect to continue to incur significant research and clinical development, regulatory and other expenses as we (i) continue to develop our product candidates; (ii) seek regulatory clearances or approvals for our product candidates; (iii) conduct clinical trials on our product candidates; and (iv) manufacture, market and sell any product candidates for which we may obtain regulatory approval.

As a result, we will need additional financing to support our continuing operations. Until such time that we can generate substantial product revenues, if ever, we expect to finance our operations through public or private securities offerings; convertible debt financings; and/or potential strategic opportunities, including licensing agreements, drug product development and marketing collaboration arrangements, pharmaceutical research cooperation arrangements and/or other similar transactions in geographic markets, including the U.S.; and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public securities offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs, or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available, and we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition and results of operations (See the section titled, “Liquidity and Capital Resources”).

REVERSE STOCK SPLIT

On February 22, 2023, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-50 reverse split stock of our issued and outstanding common stock. The reverse stock split of our outstanding common stock was effected at a ratio of 1 post-split share for every 50 pre-split shares as of 12:01 a.m. Eastern Time on February 24, 2023. The reverse stock split correspondingly adjusted the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 120 million shares. The accompanying consolidated financial statements reflect the 1-for-50 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(in thousands)	2022	2021	Change

Expenses:
Research and development	$11,099	$17,787	$(6,688)
General and administrative	10,790	14,473	(3,683)
Loss on impairment of goodwill	12,624	-	12,624
Loss on impairment of intangible assets	6,820	45,020	(38,200)
Total operating expenses	41,333	77,280	(35,947)
Operating loss	(41,333)	(77,280)	35,947

Other income (expense):
Interest income	109	91	18
Interest expense	(53)	(114)	61
Other income (expense), net	702	(320)	1,022
Total other income (expense), net	758	(343)	1,101

Loss before income taxes	(40,575)	(77,623)	37,048
Deferred income tax benefit	1,367	9,987	(8,620)
Net loss	$(39,208)	$(67,636)	$28,428

Net Loss

Our net loss was $39.2 million and $67.6 million, respectively, for the years ended December 31, 2022 and 2021. Included in our net loss for the year ended December 31, 2022 are non-cash items such as a $12.6 million loss on impairment of goodwill and a $6.8 million loss on impairment of intangible assets related to rostafuroxin and a related $1.4 million deferred income tax benefit. Included in our net loss for the year ended December 31, 2021 are non-cash items such as a $45.0 million loss on impairment of intangible assets related to rostafuroxin and a related $10.0 million deferred income tax benefit.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as CROs, CMOs, contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical, and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) raw materials and supplies; (v) royalties; (vi) rents and utilities; (vii) depreciation; (viii) travel; and (ix) other. We expect that our research and development expenses will decrease unless and until we secure additional capital. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	Increase (Decrease)

Istaroxime - early cardiogenic shock	$3,318	$3,236	$82
Istaroxime - AHF	764	1,551	(787)
KL4 surfactant	300	1,037	(737)
Preclinical studies	-	6	(6)
Total direct clinical and preclinical programs	4,382	5,830	(1,448)

Product development and manufacturing	2,480	4,360	(1,880)
Clinical, medical, and regulatory operations	4,237	7,597	(3,360)
Total research and development expenses	$11,099	$17,787	$(6,688)

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $1.2 million and $3.1 million, respectively, for 2022 and 2021.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Istaroxime - early cardiogenic shock costs relate to our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock. In September 2020, we initiated a Phase 2 clinical study of istaroxime for the acute treatment of cardiogenic shock and we completed enrollment in that study in March 2022. Since that time, we have continued our development of istaroxime for the acute treatment of cardiogenic shock in preparation for a planned extension of enrollment in this clinical trial by up to 30 patients.

Istaroxime - AHF costs relate to limited ongoing clinical and preclinical development activities decreased $0.8 million from 2021 to 2022 primarily due to toxicology studies performed in 2021.

KL4 surfactant costs decreased $0.7 million from 2021 to 2022 following the completion of enrollment in January 2022 of our Phase 2b study of lucinactant for patients with severe COVID-19 associated acute respiratory distress syndrome. Costs related to the KL4 surfactant platform are expected to continue to decrease as we complete close-out activities on prior KL4 surfactant platform clinical trials and focus our resources on the development of our istaroxime pipeline.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations, with our CMO, validation activities, quality assurance; and (ii) pharmaceutical and manufacturing development activities of our drug product candidates, including development of istaroxime. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality assurance activities, and expert consultants and outside services to support pharmaceutical development activities.

Product development and manufacturing expenses decreased $1.9 million from 2021 to 2022 due to (i) a decrease of $1.5 million related to our decision in January 2022 to begin to reduce costs related to the development of the KL4 surfactant platform that were not already being performed by our licensee, Lee’s (HK) and Zhaoke; (ii) a decrease of $0.4 million related to reductions in headcount for the KL4 surfactant platform; and (iii) a $0.4 million decrease in non-cash stock-based compensation expense due to granting two option grants to employees during 2021 compared to one option grant in 2022; partially offset by (iv) $0.4 million in accelerated depreciation during the first quarter of 2022 following the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform.

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

Clinical, medical, and regulatory operations expenses decreased $3.4 million from 2021 to 2022 due to (i) a decrease of $1.6 million in non-cash, stock-based compensation expense due to granting two option grants to employees during 2021 compared to one option grant in 2022; (ii) $0.8 million in royalty expense related to the KL4 surfactant platform in 2021 and a reversal of $0.2 million in royalty expense in 2022; and (iii) a decrease of $0.8 million in personnel costs related to reductions in headcount for the KL4 surfactant platform.

Research and Development Expense by Major Expense Category

We also account for our research and development expense by major expense category as shown in the following table:

	Year Ended December 31,
(in thousands)	2022	2021	Increase (Decrease)

Contracted services	$5,252	$8,116	$(2,864)
Salaries and benefits	3,985	4,906	(921)
Stock-based compensation	807	2,940	(2,133)
Rents and utilities	478	541	(63)
Depreciation	457	149	308
Travel	68	30	38
Raw materials and supplies	34	85	(51)
Royalties	(200)	800	(1,000)
Other	218	220	(2)
Total research and development expenses	$11,099	$17,787	$(6,688)

Contracted services include third-party costs of preclinical studies, clinical trial activities, quality control and analytical stability and release testing of our drug products, and consulting services. The decrease of $2.9 million from 2021 to 2022 is primarily due to a decrease in costs related to an analytical and technical support laboratories, both in-house and external, that previously supported the KL4 surfactant platform, as well as a decrease in clinical trial expense related to the KL4 surfactant platform.

The $0.9 million decrease in salaries and benefits expense from 2021 to 2022 is primarily due to reductions in headcount that previously supported the KL4 surfactant platform.

The $2.1 million decrease in stock-based compensation expense from 2021 to 2022 is primarily due to granting two option grants to employees during 2021 compared to one option grant in 2022.

The $0.3 million increase in depreciation expense from 2021 to 2022 is primarily due to $0.4 million of accelerated depreciation expense in 2022 related to the abandonment of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform during the year.

Royalties represent minimum royalties in connection with our licensing agreements with Philip Morris USA Inc. and Philip Morris Products S.A. for our ADS technology. In 2022, we reversed $0.2 million in royalty expense after entering into the A&R License Agreement described above, under which the Licensee has agreed to assume certain of our obligations under the PM License Agreements.

Other consists primarily of ongoing research and development costs such as insurance, taxes, education and training, and software licenses.

Research and Development Projects

A substantial portion of our cumulative losses to date relate to investments in our research and development projects, for which we incurred $28.9 million in expenses for the two-year period ended December 31, 2022. Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable. With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines. In view of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates are highly uncertain and cannot be estimated with any degree of certainty. In addition to the risks and uncertainties affecting our research and development projects discussed in this MD&A (See the section titled, “Item 1A – Risk Factors”), other risks could arise that we may not foresee that could affect our ability to estimate projections and timelines.

Ultimately, if we do not successfully develop and gain marketing approval for our drug product candidates, in the U.S. or elsewhere, we will not be able to commercialize, or generate any revenues from the sale of our products and the value of our company and our financial condition and results of operations will be substantially harmed.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses include non-cash charges associated with stock-based compensation of $2.3 million and $4.3 million, respectively, for the years ended December 31, 2022 and 2021. General and administrative expenses decreased $3.7 million from 2021 to 2022 due to (i) a decrease of $2.0 million in non-cash, stock-based compensation expense due to granting two option grants to employees during 2021 compared to one option grant in 2022; (ii) a decrease of $1.6 million in professional fees; and (iii) a decrease of $0.1 million in personnel costs.

Other Income (Expense), Net

Interest income relates to income on our money market funds.

Interest expense consists of interest expense associated with loans payable.

Other income (expense), net in 2022 primarily consists of $0.7 million in gains on foreign currency translation. Other income (expense), net in 2021 primarily consists of $0.3 million in losses on foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and risks associated with our international operations in Taiwan and activities abroad, including but not limited to having foreign suppliers, manufacturers, and clinical sites in support of our development activities.

We have incurred net losses since inception. Our net loss was $39.2 million and $67.6 million, respectively, for the years ended December 31, 2022 and 2021. Included in our net loss for the year ended December 31, 2022 are non-cash items such as a $12.6 million loss on impairment of goodwill and a $6.8 million loss on impairment of intangible assets related to rostafuroxin and a related $1.4 million deferred income tax benefit. Included in our net loss for the year ended December 31, 2021 are non-cash items such as a $45.0 million loss on impairment of intangible assets related to rostafuroxin and a related $10.0 million deferred income tax benefit (See the section titled, “Note 4 – Accounting Policies and Recent Accounting Pronouncements”). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2022, we had an accumulated deficit of $824.5 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the year ended December 31, 2022, we sold 206,824 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $4.4 million and net proceeds of approximately $4.3 million (See the section titled, “Note 10 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock issued and sold under the ATM Program are registered under our registration statement on Form S-3 (File No. 333-248874), or the 2020 Universal Shelf, which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and as of December 31, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75.0 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

As of December 31, 2022, we had cash and cash equivalents of $6.2 million and current liabilities of $2.5 million. We believe that we have sufficient resources available to support our development activities and fund our business operations into the second quarter of 2023. However, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying financial statements.

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

Cash Flows

Cash flows for the years ended December 31, 2022 and 2021

Net cash outflows for 2022 consist of $19.5 million net cash used in operating activities, $0.2 million of net cash provided by investing activities, and $3.1 million of net cash provided by financing activities. Net cash inflows for 2021 consist of $23.7 million net cash used in operating activities, $0.3 million of net cash used in investing activities, and $29.4 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $19.5 million for the year ended December 31, 2022 and consisted primarily of (i) a net loss of $39.2 million, (ii) changes in operating assets and liabilities of $1.8 million; (iii) a non-cash deferred income tax benefit of $1.4 million; and (iv) an unrealized gain on foreign exchange rate changes of $0.7 million; partially offset by (v) a non-cash loss on impairment of goodwill of $12.6 million; (vi) a non-cash loss on impairment of intangible assets of $6.8 million; (vii) a non-cash stock-based compensation expense of $3.1 million; (viii) depreciation and amortization of $0.5 million; and (ix) a non-cash lease expense of $0.5 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $23.7 million for the year ended December 31, 2021 and consisted primarily of (i) a net loss of $67.6 million; (ii) a non-cash deferred income tax benefit of $10.0 million; partially offset by (iii) a non-cash loss on impairment of intangible assets of $45.0 million; (iv) non-cash stock-based compensation expense of $7.2 million; (v) a non-cash expense related to equity consideration for a financial advisory service agreement of $0.5 million; (vi) a non-cash lease expense of $0.7 million; (vii) an unrealized loss on foreign exchange rate changes of $0.4 million; (viii) changes in operating assets and liabilities of $0.1 million; and (ix) depreciation and amortization of $0.2 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Investing Activities

Net cash provided by investing activities was $0.2 million for the year ended December 31, 2022 and primarily includes proceeds from sale of property and equipment related to the decommissioning and sale of certain manufacturing and laboratory equipment assets previously used for the KL4 surfactant platform. Net cash used in investing activities was $0.3 million for the year ended December 31, 2021 and is due to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $3.1 million and $29.4 million for the years ended December 31, 2022 and 2021, respectively, summarized as follows:

	Year Ended December 31,
(in thousands)	2022	2021

Proceeds from ATM Program, net of issuance costs	$4,253	$4,843
Principal payments on loans payable	(1,174)	(3,872)
Proceeds from issuance of common stock and warrants, net of issuance costs	-	27,390
Proceeds from research and development funding arrangement	-	1,000
Net cash provided by financing activities	$3,079	$29,361

The following sections provide a more detailed discussion of our available financing facilities.

Financings Pursuant to Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings. In September 2020, we filed the 2020 Universal Shelf, which was declared effective on September 29, 2020, for the proposed offering from time to time of up to $75.0 million of our securities, including common stock, preferred stock, debt securities, warrants, units, subscription rights, or any combination of the foregoing, on terms and conditions that will be determined at the time of an offering. As of December 31, 2022, approximately $1.8 million remained available under the 2020 Universal Shelf. The 2020 Universal Shelf will expire upon the earlier to occur of (i) the sale of $75.0 million of our securities or (ii) September 29, 2023.

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

For the year ended December 31, 2022, we sold 206,824 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $4.4 million and net proceeds of approximately $4.3 million (See the section titled, “Note 10 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock issued and sold under the ATM Program are registered under the 2020 Universal Shelf. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and as of December 31, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75.0 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to a public offering, or the March 2021 Offering, of an aggregate of 184,610 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants were immediately exercisable for shares of common stock at a price of $180.00 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

The closing of the March 2021 Offering occurred on March 25, 2021. The offering price to the public was $162.50 per unit resulting in gross proceeds to us of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the March 2021 Warrants issued pursuant to the March 2021 Offering, the net proceeds to us were approximately $27.4 million.

Loan Payable to Bank Direct Capital Finance

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% fixed annual interest rate. Payments of approximately $126,000 are due monthly from July 2022 through March 2023. As of December 31, 2022, the outstanding principal of the loan was $0.3 million.

In June 2021, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.3 million of certain premiums at a 3.37% fixed annual interest rate. Payments of approximately $147,000 were due monthly from July 2021 through March 2022. As of December 31, 2021, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the first quarter of 2022.

Restructured Debt Liability

On October 27, 2017, we and Deerfield Management Company, L.P., or Deerfield, entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P., or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 167 shares of our common stock at an exercise price of $118,020.00 per share held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) 474 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (z) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (See the section titled, “Note 4 – Accounting Policies and Recent Accounting Pronouncements”). The liability has been recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of December 31, 2022 and 2021, the restructured debt liability balance was $15.0 million.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired.

When testing our indefinite-lived intangible assets and goodwill for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets and goodwill as of December 1, 2022, we elected to perform a quantitative assessment.

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

During 2021, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional Phase 2 clinical trial. Due to these developments, we recorded a loss on impairment of intangible assets of $37.8 million during the second quarter of 2021. Further, in connection with our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2021, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the current macroeconomic conditions which have made it harder to secure the funding needed to conduct the additional Phase 2 clinical trial and had therefore delayed our intended development of rostafuroxin. As a result, we recorded an additional loss on impairment of intangible assets of $7.2 million in the fourth quarter of 2021. When combined with the loss on impairment of intangible assets recorded during the second quarter, we recorded a loss on impairment of intangible assets totaling $45.0 million within operating expenses in our consolidated statements of operations during the year ended December 31, 2021.

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2022, we again reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of December 1, 2022 was approximately $2.9 million. We then compared this fair value to the carrying value of approximately $9.7 million, and recorded an additional loss on impairment of intangible assets of $6.8million related to the IPR&D of our rostafuroxin drug candidate. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. As a result, the estimated fair value decreased from December 1, 2021 to December 1, 2022, but still exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying value exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing a goodwill impairment assessment, we estimate the fair value of our reporting unit, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies.

In accordance with applicable accounting standards, we are required to review intangible assets and goodwill for impairment on an annual basis, or more frequently where there is an indication of impairment. Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that goodwill may be impaired. For example, a significant decline in the closing share price of our common stock and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying value, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis, following the announcement in April 2022 of positive topline results in our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock.

During each of the second and third quarters of 2022, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the required interim goodwill impairment test consistent with the methodology described above. Based on the quantitative tests performed, we recorded losses on impairment of goodwill of $11.6 million and $0.5 million, respectively, in the second and third quarters of 2022. We performed our annual goodwill quantitative test as of December 1, 2022 and determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million in the fourth quarter of 2022. When combined with the losses on impairment of goodwill recorded during the second and third quarters of 2022, we recorded a loss on impairment of intangible assets totaling $12.6 million within operating expenses in our consolidated statements of operations during the year ended December 31, 2022.

The closing share price of our common stock, on a split-adjusted basis, has continued to decline subsequent to the end of 2022. If our share price continues to decline, we may be at risk for future impairment to goodwill in the near term.

The following table represents identifiable intangible assets and goodwill as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	9,730
Intangible assets	25,250	32,070

Goodwill	$3,058	$15,682

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

We base our expenses related to CROs, CMOs, and clinical trial sites on our estimates of services received and efforts expended under quotations and contracts with those vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are negotiated, vary from contract to contract and may result in uneven payment flows. At times, payments made to our vendors may exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 10, 2022, we dismissed Ernst & Young LLP, or EY, as our independent registered public accounting firm. The dismissal of EY was approved by the audit committee of the Board. The reports of EY on our financial statements as of and for the years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal year ended December 31, 2021 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern as a result of recurring losses.

On May 10, 2022, in connection with our dismissal of EY, we engaged EisnerAmper LLP, or EisnerAmper, as our new independent registered public accounting firm to audit our financial statements for the year ending December 31, 2022. The decision to retain EisnerAmper was approved by the audit committee of the Board, after taking into account the results of a competitive review process and other business factors.

During the years ended December 31, 2021 and 2020 and through the date of this Annual Report on Form 10-K, there were no disagreements between us and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreements in connection with its reports for such fiscal years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2021 and 2020 and the subsequent interim period through May 10, 2022, neither we nor anyone on our behalf consulted with EisnerAmper regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements and, neither a written report nor oral advice was provided to us that EisnerAmper concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues, (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal financial and accounting officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our President and Chief Executive Officer and our Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)     Management’s Report on Internal Control over Financial Reporting

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Based on our assessment, our management believes that our internal control over financial reporting is effective based on those criteria, as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission, or the SEC, that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)     Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our proxy statement on Schedule 14A, or the Proxy Statement, for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements on page F-1 hereof.

(b) Exhibits.

The following exhibits are included with this Annual Report on Form 10-K.

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 11, 2022).

4.1	Form of Warrant dated October 10, 2014 (incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014).

4.2	Form of Series A Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.3	Form of Series B Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.4	Form of Series A-1 Warrant dated February 13, 2017 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017).

4.5	Form of Series C Warrant dated April 4, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

4.6	Form of Series D Warrant dated July 2, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

4.7	Form of Series E Warrant dated December 11, 2018 (incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

4.8	Form of Series F Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.9	Form of Series G Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.10	Form of Series H Warrant dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.11	Form of Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

4.12	Form of Series F Warrant Amendment No. 1 dated April 24, 2020 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020).

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

4.15	Form of Warrant issued in the Company’s March 2021 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2021.

4.16	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

4.17	Form of Common Stock Purchase Warrant dated February 21, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

4.18	Description of Securities (incorporated by reference to Exhibit 4.16 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2021).

10.1†	Sublicense Agreement dated October 28, 1996 between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to Windtree’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375)).

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

10.8	Amended and Restated License, Development and Commercialization Agreement, by and among Lee’s Pharmaceutical (HK) Ltd., Zhaoke Pharmaceutical (Hefei) Co. Ltd., and Windtree Therapeutics, Inc., effective as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022).

10.9#	Windtree’s 2011 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2018).

10.10#	Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020).

10.11#	Form of Restricted Stock Unit Grant for Employees under Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 To Windtree’s Registration Statement on Form S-8, as filed with the SEC on February 12, 2021).

10.12#	Form of Stock Option Grant for Employees under Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 To Windtree’s Registration Statement on Form S-8, as filed with the SEC on February 12, 2021).

10.13#	Form of Inducement Award Agreement (incorporated by reference to Exhibit 4.4 to Windtree’s Registration Statement on Form S-8 (File No. 333-253067), as filed with the SEC on February 12, 2021)

10.14#

Form of Employee Option Agreement under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012).

10.15#

Form of Non-Employee Director Option Agreement under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.16#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015).

10.17#

Form of Restricted Stock Unit Award Agreement for Employees under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018).

10.18#

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

10.20#

Amendment dated March 13, 2018, to Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.21#

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

10.23#

Amendment dated March 13, 2018, to Employment Agreement dated December 19, 2014 between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.24#	At The Market Offering Agreement, dated as of September 17, 2020, by and between Windtree Therapeutics, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.2 to the Windtree’s Registration Statement on Form S-3, as filed with the SEC on September 17, 2020).

10.25#	Form of Indemnification Agreement between Windtree and certain named executive officers and directors (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.26	Form of Indemnification Agreement between Windtree and certain named directors (incorporated by reference to Exhibit 10.23 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.27

Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibits 10.1 and 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007).

10.28

Second Amendment to Lease Agreement dated January 3, 2013 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013).

10.29*	Third Amendment to Lease Agreement dated November 24, 2014 between TR Stone Manor Corp. and Windtree.

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

10.33

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

10.36††

Collaboration Agreement dated as of October 14, 2014, by and between Battelle Memorial Institute and Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.37

Payment Restructuring Agreement effective December 7, 2018, between Windtree and Battelle Memorial Institute (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 7, 2018).

10.38

Amendment No. 1 dated March 30, 2020 to Payment Restructuring Agreement, effective December 7, 2018, between Windtree and Lee’s Pharmaceutical (HK) LTD (incorporated by reference to Exhibit 10.48 to Windtree’s Registration Statement on Form S-1/A (File No. 333-236085), as filed with the SEC on May 6, 2020).

10.39

Loan Agreement dated October 25, 2018, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co., Ltd. (incorporated by reference to Exhibit 10.34 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.40	Shareholder Loan Agreement dated April 24, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.35 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

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

10.49

Form of Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.50

Form of Registration Rights Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.51#	Employment Agreement dated March 1, 2020, between Windtree and Eric Curtis (incorporated by reference to Exhibit 10.46 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.52

Amendment to No. 1 dated February 20, 2020 to the Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.53	Project Financing Agreement, dated August 12, 2020, by and between Windtree and Lee’s Pharmaceutical (HK) Ltd. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 16, 2020).

10.54#

Employment Agreement by and between Windtree and John Hamill, dated as of July 20, 2020 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 23, 2020).

10.55#	Employment Agreement by and between Windtree and Diane Carman, dated as of July 1, 2021 (incorporated by reference to Exhibit 10.54 to Windtree’s Form 10-K, as filed with the SEC on March 31, 2022).

10.56	Form of Inducement Letter dated January 20, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

10.57	Form of Inducement Letter dated February 21, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

16.1	Letter from Ernst & Young LLP (incorporated by reference to Exhibit 16.1 to Windtree’s Current Report on Form 8-Q, as filed with the SEC on May 11, 2022).

21.1	Subsidiaries of Windtree (incorporated by reference to Exhibit 21.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Interim Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Interim Chief Financial Officer as required by 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (1).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document (1).

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

WINDTREE THERAPEUTICS, INC.

Date: March 31, 2023	By:	/s/ Craig E. Fraser
Craig E. Fraser
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig E. Fraser Craig E. Fraser	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 31, 2023

/s/ John A. Tattory John A. Tattory	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ James Huang James Huang	Director (Chairman of the Board)	March 31, 2023

/s/ Daniel E. Geffken Daniel E. Geffken	Director	March 31, 2023

/s/ Robert Scott, M.D. Robert Scott, M.D.	Director	March 31, 2023

/s/ Leslie J. Williams Leslie J. Williams	Director	March 31, 2023

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Windtree Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Windtree Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and expects to incur losses for the foreseeable future, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of indefinite-lived intangible assets

As reflected in the Company’s consolidated financial statements, indefinite-lived intangible assets totaled $25.3 million and consisted of in-process research and development (IPR&D) at December 31, 2022. As discussed in Note 4 to the consolidated financial statements, IPR&D assets are tested by management for impairment at least annually, or when events or changes in the business environment indicate that the fair value of the IPR&D assets are more likely than not less than their carrying value. The Company recorded a loss on impairment of intangible assets of $6.8 million for the year-ended December 31, 2022. The interim and annual quantitative impairment tests require that management estimate the fair value of the IPR&D assets in order to determine if the asset is impaired.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2022.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 31, 2023

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Windtree Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Windtree Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2000 to 2022.

Philadelphia, Pennsylvania

March 31, 2022

except for the second paragraph of Note 2, as to which the date is

March 31, 2023

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$6,172	$22,348
Prepaid expenses and other current assets	1,205	1,143
Total current assets	7,377	23,491

Property and equipment, net	262	1,011
Restricted cash	154	154
Operating lease right-of-use assets	1,853	2,381
Intangible assets	25,250	32,070
Goodwill	3,058	15,682
Total assets	$37,954	$74,789

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$249	$693
Accrued expenses	1,552	3,408
Operating lease liabilities - current portion	404	528
Loans payable - current portion	252	294
Total current liabilities	2,457	4,923

Operating lease liabilities - non-current portion	1,624	2,071
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	5,061	7,114
Total liabilities	27,942	32,908

Mezzanine Equity:
Series A redeemable preferred stock, $0.001 par value; 40,000 and 0 shares authorized; 38,610.119 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,960,000 and 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 772,203 and 565,379 shares issued at December 31, 2022 and 2021, respectively; 772,202 and 565,378 shares outstanding at December 31, 2022 and 2021, respectively	-	-
Additional paid-in capital	837,598	830,259
Accumulated deficit	(824,532)	(785,324)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	10,012	41,881
Total liabilities, mezzanine equity & stockholders’ equity	$37,954	$74,789

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021

Expenses:
Research and development	$11,099	$17,787
General and administrative	10,790	14,473
Loss on impairment of goodwill	12,624	-
Loss on impairment of intangible assets	6,820	45,020
Total operating expenses	41,333	77,280
Operating loss	(41,333)	(77,280)

Other income (expense):
Interest income	109	91
Interest expense	(53)	(114)
Other income (expense), net	702	(320)
Total other income (expense), net	758	(343)

Loss before income taxes	(40,575)	(77,623)
Deferred income tax benefit	1,367	9,987
Net loss	$(39,208)	$(67,636)

Net loss per common share
Basic and diluted	$(62.23)	$(136.64)

Weighted average number of common shares outstanding
Basic and diluted	630	495

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2020	-	$-	338	$-	$790,294	$(717,688)	-	$(3,054)	$69,552
Net loss	-	-	-	-	-	(67,636)	-	-	(67,636)
Issuance of common stock and common stock warrants, net of issuance costs	-	-	185	-	27,390	-	-	-	27,390
Issuance of common stock, ATM Program, net of issuance costs	-	-	42	-	4,843	-	-	-	4,843
Issuance of common stock warrants, equity consideration for service agreement	-	-	-	-	494	-	-	-	494
Stock-based compensation expense	-	-	-	-	7,238	-	-	-	7,238
Balance - December 31, 2021	-	$-	565	$-	$830,259	$(785,324)	-	$(3,054)	$41,881
Net loss	-	-	-	-	-	(39,208)	-	-	(39,208)
Issuance of Series A Preferred Stock	39	-	-	-	-	-	-	-	-
Issuance of common stock, ATM Program, net of issuance costs	-	-	207	-	4,253	-	-	-	4,253
Stock-based compensation expense	-	-	-	-	3,086	-	-	-	3,086
Balance - December 31, 2022	39	$-	772	$-	$837,598	$(824,532)	-	$(3,054)	$10,012

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(39,208)	$(67,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	533	192
Stock-based compensation	3,086	7,238
Non-cash lease expense	528	677
Non-cash expense related to equity consideration for a service agreement	-	494
Loss on impairment of goodwill	12,624	-
Loss on impairment of intangible assets	6,820	45,020
Loss on sale and disposal of property and equipment	19	-
Deferred income tax benefit	(1,367)	(9,987)
Unrealized (gain) loss on foreign exchange rate changes	(710)	396
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,076	1,365
Accounts payable	(444)	(468)
Accrued expenses	(1,838)	(407)
Operating lease liabilities	(571)	(548)
Net cash used in operating activities	(19,452)	(23,664)

Cash flows from investing activities:
Proceeds from sale of property and equipment	210	-
Purchase of property and equipment	(13)	(279)
Net cash provided by (used in) investing activities	197	(279)

Cash flows from financing activities:
Proceeds from ATM Program, net of issuance costs	4,253	4,843
Principal payments on loans payable	(1,174)	(3,872)
Proceeds from issuance of common stock and warrants, net of issuance costs	-	27,390
Proceeds from research and development funding arrangement	-	1,000
Net cash provided by financing activities	3,079	29,361
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,176)	5,418
Cash, cash equivalents, and restricted cash - beginning of year	22,502	17,084
Cash, cash equivalents, and restricted cash - end of year	$6,326	$22,502

Supplementary disclosure of non-cash activity:
Operating lease liabilities arising from obtaining right-of-use assets	$-	$2,141
Prepayment of insurance through third-party financing	1,132	1,321

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 1 – The Company and Description of Business

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to improve cardiac function in patients with acute heart failure, or AHF, with a potentially differentiated safety profile from existing treatments. Istaroxime demonstrated significant improvement in both diastolic and systolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. We completed this Phase 2 global clinical study and, in April 2022, announced positive topline results. Istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. In May 2022, we presented the study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from our recently completed Phase 2 global clinical study in early cardiogenic shock not only supports that program’s continued development but also supports the continued development of our AHF program as well.

Our heart failure cardiovascular portfolio also includes sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activators which activate SERCA2a. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance this product candidate without securing such an arrangement or partnership.

Previously, we were developing our KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime pipeline, we suspended internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already being performed by our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and its affiliate, Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the Original License Agreement.

Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation, and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Laboratorios Del Dr. Esteve, S.A., or Esteve.

Under the Original License Agreement, Lee’s (HK) previously made an upfront payment to us of $1.0 million. Pursuant to the terms of the A&R License Agreement, we may also receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income. Per the A&R License Agreement, we are also eligible to receive tiered royalties based on a percentage of Net Sales (as defined in the A&R License Agreement) that ranges from low single digit to low teen percentages, depending on the product. Royalties are payable on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten years after the first commercial sale of the product in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each product but at substantially reduced rates. In addition, the royalty rates are subject to reduction by as much as 50% in a given country based on generic competition in such country.

Further, under the A&R License Agreement, Licensee is solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval, and commercialization of licensed products in the Licensed Territory, including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

The accompanying consolidated financial statements reflect the 1-for-50 reverse split of our common stock that was approved by our Board of Directors and stockholders and made effective on February 24, 2023. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Note 3 – Going Concern and Management’s Plans

We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and risks associated with our international operations in Taiwan and activities abroad, including but not limited to having foreign suppliers, manufacturers, and clinical sites in support of our development activities.

We have incurred net losses since inception. Our net loss was $39.2 million and $67.6 million, respectively, for the years ended December 31, 2022 and 2021. Included in our net loss for the year ended December 31, 2022 are non-cash items such as a $12.6 million loss on impairment of goodwill and a $6.8 million loss on impairment of intangible assets related to rostafuroxin and a related $1.4 million deferred income tax benefit. Included in our net loss for the year ended December 31, 2021 are non-cash items such as a $45.0 million loss on impairment of intangible assets related to rostafuroxin and a related $10.0 million deferred income tax benefit (See the section titled, “Note 4 – Accounting Policies and Recent Accounting Pronouncements”). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2022, we had an accumulated deficit of $824.5 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the year ended December 31, 2022, we sold 206,824 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $4.4 million and net proceeds of approximately $4.3 million (See the section titled, “Note 10 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock issued and sold under the ATM Program are registered under our registration statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and as of December 31, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75.0 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

As of December 31, 2022, we had cash and cash equivalents of $6.2 million and current liabilities of $2.5 million. We believe that we have sufficient resources available to support our development activities and fund our business operations into the second quarter of 2023. However, we do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date that the financial statements are issued.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying financial statements.

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

Note 4 – Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and include accounts of Windtree Therapeutics, Inc. and our wholly owned subsidiary, CVie Investments Limited and its wholly owned subsidiary, CVie Therapeutics Limited, or CVie Therapeutics, and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired.

When testing our indefinite-lived intangible assets and goodwill for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets and goodwill as of December 1, 2022, we elected to perform a quantitative assessment.

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

During 2021, we concluded an initial process to test the industry’s interest in investing in our rostafuroxin drug candidate and were not able to secure a licensing transaction or other strategic opportunity at that time. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional Phase 2 clinical trial. Due to these developments, we recorded a loss on impairment of intangible assets of $37.8 million during the second quarter of 2021. Further, in connection with our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2021, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the current macroeconomic conditions which have made it harder to secure the funding needed to conduct the additional Phase 2 clinical trial and had therefore delayed our intended development of rostafuroxin. As a result, we recorded an additional loss on impairment of intangible assets of $7.2 million in the fourth quarter of 2021. When combined with the loss on impairment of intangible assets recorded during the second quarter, we recorded a loss on impairment of intangible assets totaling $45.0 million within operating expenses in our consolidated statements of operations during the year ended December 31, 2021.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2022, we again reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of December 1, 2022 was approximately $2.9 million. We then compared this fair value to the carrying value of approximately $9.7 million, and recorded an additional loss on impairment of intangible assets of $6.8 million related to the IPR&D of our rostafuroxin drug candidate. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. As a result, the estimated fair value decreased from December 1, 2021 to December 1, 2022, but still exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired. Our company consists of one reporting unit. In order to perform the quantitative goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment exists. If the carrying value exceeds the fair value, the difference between the carrying value and the fair value is recorded as an impairment loss, the amount of which may not exceed the total amount of goodwill. When performing a goodwill impairment assessment, we estimate the fair value of our reporting unit, including the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies.

In accordance with applicable accounting standards, we are required to review intangible assets and goodwill for impairment on an annual basis, or more frequently where there is an indication of impairment. Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that goodwill may be impaired. For example, a significant decline in the closing share price of our common stock and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying value, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis, following the announcement in April 2022 of positive topline results in our Phase 2 global clinical study of istaroxime for the treatment of early cardiogenic shock.

During each of the second and third quarters of 2022, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the required interim goodwill impairment test consistent with the methodology described above. Based on the quantitative tests performed, we recorded losses on impairment of goodwill of $11.6 million and $0.5 million, respectively, in the second and third quarters of 2022. We performed our annual goodwill quantitative test as of December 1, 2022 and determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million in the fourth quarter of 2022. When combined with the losses on impairment of goodwill recorded during the second and third quarters of 2022, we recorded a loss on impairment of intangible assets totaling $12.6 million within operating expenses in our consolidated statements of operations during the year ended December 31, 2022.

The closing share price of our common stock, on a split-adjusted basis, has continued to decline subsequent to the end of 2022. If our share price continues to decline, we may be at risk for future impairment to goodwill in the near term.

The following table represents identifiable intangible assets and goodwill as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	9,730
Intangible assets	25,250	32,070

Goodwill	$3,058	$15,682

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is the US Dollar. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in income (expense), net. Foreign currency transactions resulted in gains of approximately $0.7 million and losses of $0.3 million, respectively, for the years ended December 31, 2022 and 2021.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are held at domestic and foreign financial institutions and consist of liquid investments and money market funds that are readily convertible into cash.

Concentration of Credit Risk

Financial instruments, which potentially subject us to credit risk, consist principally of cash and cash equivalents. All cash and cash equivalents are held in U.S. financial institutions and money market funds. At times, we may maintain cash balances in excess of the federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any credit losses associated with our balances in such accounts for the years ended December 31, 2022 and 2021.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and restricted cash. The fair values of our cash equivalents are based on quoted market prices. The carrying value of cash equivalents is equal to their respective fair values at December 31, 2022 and 2021, respectively. Accounts payable and accrued expenses are carried at cost, which approximates fair value because of their short maturity. The carrying value of loans payable (including current installments) approximates fair value based on a comparison of interest rates on the loan to current market rates considering our credit risk.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Long-lived Assets

Our long-lived assets, primarily consisting of property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or its estimated useful life has changed significantly. When the undiscounted cash flows of an asset are less than its carrying value, an impairment is recorded and the asset is written down to estimated value. No impairment was recorded during the years ended December 31, 2022 and 2021 as management believes there are no circumstances that indicate that the carrying value of the assets will not be recoverable.

Collaborative Arrangements

We account for collaborative arrangements in accordance with applicable accounting guidance provided in ASC Topic 808, Collaborative Arrangements. See the section titled, “Note 12 – Collaboration, Licensing and Research Funding Agreements”.

Severance

In January 2022, in order to focus our resources on the development of our istaroxime pipeline, we began to reduce costs related to KL4 surfactant that were not already being performed by our licensee, Lee’s (HK) and its affiliate Zhaoke, under the terms of the Original License Agreement. These costs included certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients, or APIs, and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our aerosol delivery system technologies. In February 2022, management communicated its commitment to provide severance payments to impacted employees, provided that they remained employed with us through their expected termination dates. The total severance cost for impacted employees was approximately $0.4 million, which was accrued over the service periods of the employees and was paid ratably through September 2022. No further amounts are due as of December 31, 2022.

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (See the section titled, “Note 9 – Restructured Debt Liability”), we have established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or Exchange and Termination Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

Research and Development

We account for research and development expense by the following categories: (a) product development and manufacturing, (b) clinical, medical, and regulatory operations, and (c) direct clinical and preclinical development programs. Research and development expense includes personnel, facilities, manufacturing and quality operations, pharmaceutical development, research, clinical, regulatory, other preclinical and clinical activities and medical affairs. Research and development costs are charged to operations as incurred in accordance with ASC Topic 730, Research and Development.

Stock-based Compensation

Stock-based compensation is accounted for under the fair value recognition provisions of ASC Topic 718, Stock Compensation, or ASC Topic 718. See the section titled, “Note 11 – Stock Options and Stock-based Employee Compensation,” for a detailed description of our recognition of stock-based compensation expense. The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter.

Warrant Accounting

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, or ASC Topic 815, as either derivative liabilities or equity instruments depending on the specific terms of the warrant agreement.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

For the years ended December 31, 2022 and 2021, we recorded a deferred income tax benefit of $1.4 million and $10.0 million, respectively. The deferred income tax benefit recorded for these periods relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. The number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants was 0.4 million shares for each of the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per common share.

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

Segment and Geographic Information

We currently operate in one operating segment, which is the research and development of products focused on cardiovascular disease. We are managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. We do not operate separate lines of business with respect to our product candidates. We operate primarily in the U.S. and Asia. Long-lived assets, consisting of intangible assets of $25.3 million and goodwill of $3.1 million, were located outside the U.S. as of December 31, 2022.

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$4,212	$4,212	$-	$-
Total Assets	$4,212	$4,212	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2021	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$21,104	$21,104	$-	$-
Total Assets	$21,104	$21,104	$-	$-

Fair Value on a Non-Recurring Basis

The table below categorizes assets measured at fair value on a non-recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Intangible assets:
Rostafuroxin drug candidate	$2,910	$-	$-	$2,910

Goodwill	$3,058	$-	$-	$3,058

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2021	Level 1	Level 2	Level 3

Intangible assets:
Rostafuroxin drug candidate	$9,730	$-	$-	$9,730

Certain of our assets were measured at fair value on a non-recurring basis during the years ended December 31, 2022 and 2021. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2022 and 2021. Our goodwill was also recorded at its estimated fair value as a result of the impairment test performed in 2022 (See the section titled, “Note 4 – Accounting Policies and Recent Accounting Pronouncements – Intangible Assets and Goodwill”).

Significant factors considered in estimating the fair value of the IPR&D intangible asset related to our rostafuroxin drug candidate include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for the IPR&D intangible asset were estimated based on forecasted revenue and costs, taking into account the expected product life cycle, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D intangible asset; (ii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iii) the tax rate, which considers geographic diversity of the projected cash flows. Quantitative information about the significant unobservable inputs used in the fair value measurement of the IPR&D intangible asset included a discount rate of 20.0% and 19.0%, respectively, for 2022 and 2021 and a tax rate of 30.0% for both 2022 and 2021. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidate and market conditions which could result in future impairment charges related to the indefinite-lived intangible asset balance.

In order to perform the goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. Significant factors considered in estimating the fair value of our reporting unit include the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Quantitative information about the significant unobservable inputs used in the fair value measurement of the reporting unit included an estimated control premium of 50% for 2022.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 6 – Property and Equipment

Property and equipment is comprised of the following:

	December 31,
(in thousands)	2022	2021

Leasehold improvements	$2,649	$2,649
Manufacturing, laboratory & office equipment	881	4,703
Furniture & fixtures	390	390
Subtotal	3,920	7,742
Accumulated depreciation and amortization	(3,658)	(6,731)
Property and equipment, net	$262	$1,011

Depreciation expense on property and equipment for the years ended December 31, 2022 and 2021 was $0.5 million and $0.2 million, respectively. During the first quarter of 2022, we determined that certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform would be abandoned by March 31, 2022. We accelerated depreciation of these assets during the first quarter of 2022, resulting in $0.4 million of additional depreciation expense for the three months ended March 31, 2022. During the second quarter of 2022, the abandoned assets and certain other KL4 surfactant platform assets were disposed.

Note 7 – Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2022	2021

Research and development	$786	$1,500
Professional fees	459	391
Salaries, bonus and benefits	123	1,218
Manufacturing operations	5	46
Other	179	253
Total accrued expenses	$1,552	$3,408

Note 8 - Loans Payable

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance, or Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% fixed annual interest rate. Payments of approximately $126,000 are due monthly from July 2022 through March 2023. As of December 31, 2022, the outstanding principal of the loan was $0.3 million.

In June 2021, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.3 million of certain premiums at a 3.37% fixed annual interest rate. Payments of approximately $147,000 were due monthly from July 2021 through March 2022. As of December 31, 2021, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the first quarter of 2022.

Note 9 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield Management Company L.P., or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 167 shares of our common stock at an exercise price of $118,020.00 per share held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) 474 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (z) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement. The liability has been recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of December 31, 2022 and 2021, the restructured debt liability balance was $15.0 million.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 10 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

On November 17, 2022, our Board of Directors declared a dividend of one one-thousandth (1/1,000th) of a share of Series A Preferred Stock, par value $0.001 per share, or Series A Preferred Stock, for each outstanding share of our common stock to stockholders of record at 5:00 p.m. Eastern Time on November 28, 2022. The Certificate of Designation of Series A Preferred Stock was filed with the Delaware Secretary of State and became effective on November 18, 2022 and authorized the issuance of 40,000 shares of Series A Preferred Stock. The dividend was based on the number of outstanding shares of common stock as of November 28, 2022 and resulted in 38,610.119 shares of Series A Preferred Stock that were declared as a stock dividend on December 2, 2022. Each share of Series A Preferred Stock entitles the holder thereof to 1,000,000 votes per share. The shares of Series A Preferred Stock vote together with the outstanding shares of common stock as a single class exclusively with respect to (1) any proposal to adopt an amendment to our Amended and Restated Certificate of Incorporation, as amended, to reclassify the outstanding shares of common stock into a smaller number of shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment, or the Reverse Stock Split, and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split. The Series A Preferred Stock was not entitled to vote on any other matter, except to the extent required under the General Corporation Law of the State of Delaware.

All shares of Series A Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the adjournment proposal as of immediately prior to the opening of the polls at such meeting, or the Initial Redemption Time, will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time. All shares that were not redeemed pursuant to the Initial Redemption Time will be redeemed if ordered by the Board of Directors or automatically upon the approval by our stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal. Each share of Series A Preferred Stock is entitled to receive $0.01 in cash for each 10 whole shares of Series A Preferred Stock immediately prior to the redemption.

Upon issuance of the Series A Preferred Stock, the Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to attend or return a proxy card for the Special Meeting, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed at the Initial Redemption Time. Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock are classified within mezzanine equity. The shares of Series A Preferred Stock were recorded at redemption value, which approximates fair value.

On February 7, 2023, we held a Special Meeting of Stockholders, or the Special Meeting, where our stockholders voted on and approved an amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split and adjourn the Special Meeting, at which point all shares of Series A Preferred Stock were redeemed, and were no longer issued and outstanding as of such date.

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

For the year ended December 31, 2022, we sold 206,824 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $4.4 million and net proceeds of approximately $4.3 million. For the year ended December 31, 2021, we sold 42,339 shares of our common stock under the ATM Program resulting in aggregate gross proceeds to us of approximately $5.0 million and net proceeds of approximately $4.8 million.

The shares of common stock issued and sold under the ATM Program are registered under our registration statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and as of December 31, 2022, we have sold the full amount we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75.0 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

March 2021 Public Offering

On March 23, 2021, we entered into an underwriting agreement with Oppenheimer & Co. Inc. as representative for the several underwriters named therein, relating to a public offering, or the March 2021 Offering, of an aggregate of 184,610 units with each unit consisting of one share of common stock and a warrant, or the March 2021 Warrants. The March 2021 Warrants were immediately exercisable for shares of common stock at a price of $180.00 per share and expire five years from the date of issuance. The shares of common stock and the March 2021 Warrants were immediately separable and were issued separately in the March 2021 Offering.

The closing of the March 2021 Offering occurred on March 25, 2021. The offering price to the public was $162.50 per unit resulting in gross proceeds to us of $30.0 million. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the March 2021 Warrants issued pursuant to the March 2021 Offering, the net proceeds to us were approximately $27.4 million.

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

Common Shares Reserved for Future Issuance

Common shares reserved for potential future issuance upon exercise of warrants

The chart below summarizes shares of our common stock reserved for future issuance upon the exercise of warrants:

	December 31,			Expiration
(in thousands, except price per share data)	2022	2021	Exercise Price	Date

Investors - March 2021 financing	185	185	$180.00	03/25/26
Service Agreement - 2021 warrants	3	3	$412.50	02/09/24
Investors - May 2020 financing	63	63	$399.00	05/22/25
Investors - December 2019 financing	29	29	$604.50	12/06/24
Investors - AEROSURF	20	20	$-	02/14/24
Investors - December 2018 financing - long-term	26	26	$607.50	12/04/23
Battelle - 2018 payables restructuring agreement (1)	1	1	$975.00	12/07/23
Panacea Venture Management Company Ltd.	1	1	$600.00	07/02/23
LPH II Investments Limited	1	1	$828.00	04/04/25
Investors - February 2017 financing	2	2	$4,110.00	02/15/24
Investors - July 2015 financing	-	2	$29,400.00	07/22/22
Battelle - 2014 collaboration agreement	1	1	$210,000.00	10/10/24
Total	332	334

(1)	See the section titled, “Note 12 – Collaboration, Licensing and Research Funding Agreements,” for further details on the Battelle collaboration agreement.

Common shares reserved for potential future issuance upon granting of additional equity incentive awards

The 2020 Equity Incentive Plan, or the 2020 Plan, initially provided for up to a maximum of approximately 31,000 shares of common stock to be available for issuance pursuant to stock-based awards granted under the 2020 Plan. The 2020 Plan is subject to automatic annual increases on January 1 of each year of the lesser of (i) 4% of the number of shares of our common stock issued and outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares as determined by our Board of Directors. See the section titled, “Note 11 – Stock Options and Stock-based Employee Compensation.”

As of December 31, 2022, we had approximately 12,000 shares available for potential future issuance under the 2020 Plan.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 11 – Stock Options and Stock-based Employee Compensation

Long-term Incentive Plans

On November 23, 2020, our Board of Directors adopted our 2020 Plan, which was subsequently approved on December 24, 2020 by written consent of our majority stockholders and became effective on January 20, 2021, or the Effective Date. On the Effective Date, the 2020 Plan replaced our 2011 long-term incentive plan, or the 2011 Plan, and the 2020 Plan became our primary plan for providing equity-based compensation to our eligible employees, consultants, and non-employee directors. Awards under the 2020 Plan may include stock options, stock appreciation rights, or SARs, restricted stock awards, or RSAs, restricted stock units, or RSUs, other performance and stock-based awards, and dividend equivalents.

As of December 31, 2022, there were approximately 62,000 shares of our common stock authorized under the 2020 Plan, of which approximately 12,000 shares remained available for issuance as of December 31, 2022.

The 2020 Plan is subject to automatic annual increases on January 1 of each year of the lesser of (i) 4% of the number of shares of our common stock issued and outstanding on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares as determined by our board. The annual increase on January 1, 2023 was approximately 31,000 shares.

An administrative committee, currently the Compensation Committee of the Board of Directors, or Committee delegates, may determine the types, the number of shares covered by, and the terms and conditions of, such awards. Eligible participants may include any of our employees, directors, advisors or consultants.

Stock options and RSUs outstanding and available for future issuance are as follows:

	December 31,
(in thousands)	2022	2021

Stock Options and RSUs Outstanding
2020 Plan	50	25
2011 Plan	30	32
Non-Plan	9	11
Total Outstanding	89	68

Available for Future Grants under the 2020 Plan	12	13

No SARs, RSAs, other performance and stock-based awards, or dividend equivalents have been granted under the 2020 Plan. Although individual grants may vary, option awards generally have a 10-year term, are exercisable upon vesting, and vest with respect to one-twelfth of the total number of shares subject to the options on a quarterly basis (every three months) or vest with respect to one-third of the total number of shares subject to the options on an annual basis (every twelve months). Non-Plan stock options outstanding are in connection with the hiring of certain executive officers and other employees for whom inducement grants were awarded in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement grants vest in a series of three successive, equal installments beginning with the first anniversary of the grant date and have a 10-year term. Although individual awards may vary, RSUs vest with respect to one-third of the total number of shares subject to the RSUs on an annual basis (every twelve months).

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)

Outstanding at January 1, 2022	68	$487.00
Granted	18	49.50
Forfeited or expired	(8)	551.50
Outstanding at December 31, 2022	78	$381.00	7.6

Vested and exercisable at December 31, 2022	48	$510.00	7.0

Vested and expected to vest at December 31, 2022	74	$382.00	7.6

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2022	-	$-
Awarded	12	49.50
Cancelled	(1)	51.00
Outstanding at December 31, 2022	11	$49.50

Vested and exercisable at December 31, 2022	-	$-

Vested and expected to vest at December 31, 2022	11	$49.50

Based upon application of the Black-Scholes option-pricing formula described below, the weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $42.00 and $201.50, respectively. The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2022 was $49.50. The total intrinsic value of options outstanding, vested, and exercisable as of December 31, 2022 are each $0.

Stock-Based Compensation

We recognized stock-based compensation expense in accordance with ASC Topic 718 of $3.1 million and $7.2 million, respectively, for each of the years ended December 31, 2022 and 2021.

Stock-based compensation expense was classified as follows:

	Year Ended December 31,
(in thousands)	2022	2021

Research and development	$807	$2,940
General and administrative	2,279	4,298
Total	$3,086	$7,238

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities are based upon the historical volatility of our common stock and other factors. We also use historical data and other factors to estimate option exercises, employee terminations and forfeiture rates. The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of the grant.

	Year Ended December 31,
	2022	2021

Weighted average expected volatility	106%	104%
Weighted average expected term	6.9	6.7
Weighted average risk-free interest rate	1.70%	0.49%
Expected dividends	-	-

The total fair value of the underlying shares of the options vested during 2022 and 2021 is $3.8 million and $6.7 million, respectively. As of December 31, 2022, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2020 Plan and the 2011 Plan. That cost is expected to be recognized over a weighted-average vesting period of 1.3 years.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 12 – Collaboration, Licensing and Research Funding Agreements

Collaboration Agreement

Battelle Memorial Institute

In October 2014, we entered into a Collaboration Agreement with Battelle, or, as amended, the Battelle Collaboration Agreement, for the development of our ADS for use in a potential Phase 3 program. We had previously worked with Battelle, which has expertise in developing and integrating aerosol devices using innovative and advanced technologies, in connection with development of our Phase 2 ADS used in the AEROSURF Phase 2b clinical trial. Under the Battelle Collaboration Agreement, we and Battelle shared the costs of development for a three-stage development plan that included planning, executing the project plan and testing and completing verification and documentation of a new Phase 3 ADS, putting us in a position to manufacture a new Phase 3 ADS for use in the remaining AEROSURF development activities, including a potential Phase 3 clinical program, and, if approved, initial commercial activities. We retained final decision-making authority over all matters related to the design, registration, manufacture, packaging, marketing, distribution and sale of the Phase 3 ADS. We and Battelle shared the costs of the project plan equally. Battelle agreed to bear the cost of any cost overruns associated with the project plan and we agreed to bear the cost of any increase in cost resulting from changes in the scope of the product requirements. We also agreed that, if Battelle successfully completed the project plan in a timely manner, we would pay Battelle royalties equal to a low single-digit percentage of the worldwide net sales and license royalties on sales of AEROSURF for the treatment of RDS in premature infants, up to an initial aggregate limit of $25.0 million, which under a payment restructuring agreement (discussed below), was increased to $35.0 million. The Battelle Collaboration Agreement will end at the time we fulfill our payment obligations to Battelle, unless sooner terminated by a party as provided therein.

Pursuant to the A&R License Agreement described below, Licensee has agreed to assume certain of our obligations under the Battelle Collaboration Agreement.

Licensing and Research Funding Agreements

Lee’s Pharmaceutical (HK) Ltd.

Term Sheet and Project Financing Agreement

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

Since the 2018 acquisition of CVie Investments Limited and CVie Therapeutics, istaroxime has become our primary focus for investment and execution due to what we believe represents a greater potential value opportunity for us and our stockholders. Since completing our Phase 2 study of lucinactant (KL4 surfactant) for patients with severe COVID-19 associated ARDS and lung injury in January 2022, in order to preserve resources for the highest priority programs, we have begun to reduce costs not already being performed by our licensee, Lee’s (HK) and Zhaoke, under the terms of our Original License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of APIs and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our ADS technologies. To support the future development of our KL4 surfactant platform in markets outside of Asia, including the U.S., we are pursuing one or more licensing transactions.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

As of December 31, 2022 and 2021, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

A&R License Agreement

Previously, we were developing our KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime pipeline, we suspended all internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already being performed by our licensee, Lee’s (HK) and Zhaoke, under the terms of the Original License Agreement.

On August 17, 2022, we entered into the A&R License Agreement, with Lee’s (HK) and Zhaoke effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the Original License Agreement. The Original License Agreement previously granted Lee’s (HK) an exclusive license to develop, market and sell non-aerosolized KL4 surfactant for the treatment of human diseases and aerosolized KL4 surfactant (including AEROSURF®, our investigative combination drug/device product) for the treatment of human respiratory diseases, in each case in Greater China, Japan, South Korea and certain other Southeast Asia countries.

Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Esteve. If and when the exclusive license granted to Esteve terminates as to any country, such country automatically becomes part of the Licensed Territory of Licensee.

Under the Original License Agreement, Lee’s (HK) previously made an upfront payment to us of $1.0 million. Pursuant to the terms of the A&R License Agreement, we may also receive up to $78.9 million in potential clinical, regulatory and commercial milestone payments. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income. We are also eligible to receive tiered royalties based on a percentage of Net Sales (as defined in the A&R License Agreement) that ranges from low single digit to low teen percentages, depending on the product. Royalties are payable on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten years after the first commercial sale of the product in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each product but at substantially reduced rates. In addition, the royalty rates are subject to reduction by as much as 50% in a given country based on generic competition in such country.

The A&R License Agreement is considered to be a contract modification in accordance with ASC Topic 606. No additional performance obligations were identified in the contract modification, and no future material performance obligations are due.

All revenue related to the $1.0 million upfront payment under the Original License Agreement was appropriately recognized as of the second quarter of 2019. Regulatory and commercialization milestones under the A&R License Agreement were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. Consideration related to sales-based milestones and royalties under the A&R License Agreement will be recognized when the related sales occur, provided that the reported sales are reliably measurable and that we have no remaining performance obligations, as such sales were determined to relate predominantly to the license granted to Licensee and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Under the A&R License Agreement, Licensee will be solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval and commercialization of licensed products in the Licensed Territory including all royalties payable in respect of third-party intellectual property rights sublicensed by us to Licensee and all intellectual property prosecution, maintenance and defense activities and costs. Licensee may sublicense certain activities under the A&R License Agreement to an affiliate of Licensee but may not grant sublicenses to unaffiliated third parties without our prior consent and, if the proposed sublicense will cover the U.S., without first complying with rights of first offer and rights to match granted to us under the A&R License Agreement. A sublicensee and a subcontractor may not be a competitor identified by us. Sublicenses under the A&R License Agreement do not include the right to further sublicense.

The term of the A&R License Agreement will continue on a country-by-country basis for the commercial life of the products. Either party may terminate the A&R License Agreement in the event of bankruptcy or a material breach of the A&R License Agreement by the other party that remains uncured for a period of sixty (60) days (or within 30 days after delivery of a Default Notice (as defined in the A&R License Agreement) if such material breach is solely based on the breaching party’s failure to pay amount due under the A&R License Agreement). At any time after the second anniversary of the A&R License Agreement, Licensee may terminate the A&R License Agreement in its entirety or on a product-by-product basis. In addition, either party may terminate the A&R License Agreement with respect to any individual product in a country if a regulatory authority in such country terminates, suspends or discontinues development of such product and such termination, suspension or discontinuance persists for a period in excess of eighteen (18) months. Upon termination of the A&R License Agreement in its entirety or with respect to a particular product or country, generally all related rights and licenses granted to Licensee will terminate, all rights under our technology will revert to us, and Licensee will cease all use of our technology, in each case in relation to the terminated product(s) and country(ies), as applicable.

Philip Morris USA Inc. and Philip Morris Products S.A.

Under license agreements with Philip Morris USA Inc., or PMUSA, and Philip Morris Products S.A., or PMPSA, we hold exclusive worldwide licenses to the ADS technology for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, the Exclusive Field), and an exclusive license in the U.S. for use with certain non-surfactant drugs to treat specified respiratory indications in humans in designated hospital settings. The license agreements with PMUSA and PMPSA provide for payment of royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field (as defined in the license agreements) in the territories, including sales of aerosol devices that are not based on the ADS technology (unless we exercise our right to terminate the license with respect to a specific indication). While there is no legal obligation under the agreements to make minimum royalty payments, in the event we do not make quarterly minimum royalty payments, PMUSA and PMPSA can terminate the agreements. In making such payments, we are entitled to a reduction of future royalties in an amount equal to the excess of any minimum royalty paid over royalties actually earned in prior periods.

Pursuant to the A&R License Agreement described above, Licensee has agreed to assume certain of our obligations under our license agreement with PMUSA and PMPSA.

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

Pursuant to the A&R License Agreement described above, Licensee has agreed to assume certain of our obligations under our license agreement with J&J.

Laboratorios del Dr. Esteve, S.A.

We have a strategic alliance with Esteve for the development, marketing and sales of a broad portfolio of potential KL4 surfactant products in Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City) Portugal, and Spain, or, collectively, the Territory. Antonio Esteve, Ph.D., a principal of Esteve, served as a member of our Board of Directors from May 2002 until January 2013. Under the alliance, Esteve will pay us a transfer price on sales of our KL4 surfactant products. We are responsible for the manufacture and supply of all of the covered products and Esteve will be responsible for all sales and marketing in the Territory. Esteve is obligated to make stipulated cash payments to us upon our achievement of certain milestones, primarily upon receipt of marketing regulatory approvals for the covered products. In addition, Esteve has agreed to contribute to Phase 3 clinical trials for the covered products by conducting and funding development performed in the Territory. As part of a 2004 restructuring, Esteve returned certain rights to us in certain territories, or the Former Esteve Territories, and we agreed to pay Esteve 10% of any cash up front and milestone fees (up to a maximum aggregate of $20.0 million) that we receive in connection with any strategic collaborations for the development and/or commercialization of certain of our KL4 surfactant products in the Former Esteve Territories.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

On March 19, 2021, we entered into an Agreement for Scientific Collaboration, or the New SERCA2a Agreement, with Bicocca, which extends our collaboration. The New SERCA2a Agreement amends and restates the recently expired terms of the prior collaboration agreement. Under the New SERCA2a Agreement, we will provide Bicocca with approximately € 0.2 million for research activities and to cover laboratory space and operation costs. Results obtained from the collaboration will be jointly owned by the parties. However, Bicocca will assign to us its interest in patent applications and patents covering any new SERCA2a compounds and diagnostic products suitable for further clinical development. We have agreed to pay Bicocca (corresponding to stage of development): (i) € 25,000 for execution of an assignment to us of Bicocca’s interest in the patent at issue, (ii) € 75,000 for new SERCA2a compounds developed up to Phase 1 studies in humans upon the completion and availability of the proof of concept of biological efficacy of new compounds on modulating the SERCA2a activity in cell-free systems, or its functional counterpart in isolated cells and (iii) € 1.5 million upon obtaining marketing authorization in the U.S., EU, or China of new compounds with the corresponding companion diagnostic assay. We have also agreed to pay royalties on products generated from the collaboration in the range of a fraction of a single digit to a low single digit percent of net sales for any products sold in any country for a period of ten years from the date of the first commercial sale or until the expiry of patent(s) covering the products. In connection with our research activities, Bicocca agreed to provide us exclusive use of a research laboratory for the collaboration, and nonexclusive access to a physiology laboratory within the university. Bicocca served as our primary location in Milan, Italy.

Our agreement with Universita Degli Studi di Milano-Bicocca, the institution that has performed many preclinical studies with istaroxime and our preclinical families of compounds, expired on July 31, 2022. If additional preclinical work is required for any reason, we will need to re-engage with Bicocca or find another vendor to provide those services.

Note 13 – Related Party Transactions

Lee’s Holdings

As of December 31, 2022 and 2021, Lee’s Holdings’ beneficial ownership of our issued and outstanding shares of common stock was 13% and 17%, respectively.

We entered into the following transactions with Lee’s Holdings during 2022 and 2021:

●	On August 17, 2022, we entered into the A&R License Agreement, with Lee’s (HK) and Zhaoke, effective as of August 9, 2022. We may receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments under the A&R License Agreement. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income (See the section titled, “Note 12 – Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.)”);

●

In March 2020, we entered into the Term Sheet, with Lee’s (HK), pursuant to which Lee’s (HK) had agreed to provide financing for the development of AEROSURF. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, under which we received payments of $1.0 million in 2021. As of December 31, 2022 and 2021, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities. The liability will remain on the balance sheet until we repay such amounts as a result of any revenues and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio. No further amounts are due under the PF Agreement as of December 31, 2022 (See the section titled, “Note 12 – Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.)”);

●

During 2022, we incurred $0.4 million in research and development expenses for services provided by an affiliate of Lee’s Holdings, $0.3 million of which is in accrued expenses as of December 31, 2022; and

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

●	On December 31, 2021, we entered into a Master Manufacturing and Supply Agreement with an affiliate of Lee’s Holdings for the manufacture of our istaroxime drug product candidate.

Panacea Venture Management Company Ltd.

As of December 31, 2022 and 2021, Panacea Venture Management Company Ltd.’s, or Panacea’s, beneficial ownership of our issued and outstanding shares of common stock was 9% and 8%, respectively.

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

Note 15 – Income Taxes

The components of the benefit for income taxes for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
(in thousands)	2022	2021
Deferred expense (benefit):
Foreign	$(1,367)	$(9,987)
Total deferred expense (benefit)	(1,367)	(9,987)
Total income tax expense (benefit)	$(1,367)	$(9,987)

For the years ended December 31, 2022 and 2021, we recorded a deferred income tax benefit of $1.4 million and $10.0 million, respectively. The deferred income tax benefit recorded for these periods relate solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin in each period.

The reconciliation of the income tax benefit computed at the federal statutory rates to our recorded tax benefit for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
(in thousands)	2022	2021

Income tax benefit, statutory rates	$(8,521)	$(16,301)
State taxes on income, net of federal benefit	903	(1,390)
Net operating loss expirations	3,485	2,184
Intangibles	2,561	-
Research and development tax credit	825	94
Foreign rate differential	196	462
Employee related and other	467	(186)
Other	(17)	-
Income tax expense / (benefit), statutory rates	(101)	(15,137)
Valuation allowance	(1,266)	5,150
Income tax benefit, net	$(1,367)	$(9,987)

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021, are as follows:

	December 31,
(in thousands)	2022	2021

Long-term deferred assets:
Net operating loss carryforwards (federal and state)	$185,591	$187,905
Research and development tax credit	17,671	18,538
Compensation expense on stock	4,166	4,568
Other accrued	1,293	2,006
Capitalized R&D expenses	2,369	-
Depreciation	191	115
Total long-term deferred tax assets	211,281	213,132
Long-term deferred liabilities:
IPR&D	(5,061)	(7,114)
Total long-term deferred tax liabilities	(5,061)	(7,114)
Valuation allowance	(211,281)	(213,132)
Deferred tax liabilities, net	$(5,061)	$(7,114)

We are in a net deferred tax liability position as of December 31, 2022 and 2021. Because we have never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured. It is our policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. There was neither interest nor penalties accrued as of December 31, 2022 and 2021, nor were any incurred in 2022 or 2021.

At December 31, 2022 and 2021, we had available carryforward net operating losses for federal tax purposes of $637.4 million and $644.6 million, respectively, research and development tax credit carryforward of $17.0 million and $17.4 million, respectively and orphan drug tax credit carryforwards of $0.6 million and $1.1 million, respectively. Of the of $637.4 million of federal net operating loss carryforwards, $90.2 million can be carried forward indefinitely. The remaining Federal net operating loss, research and development tax credit carryforwards and orphan drug credit carryforward will continue to expire through 2042.

At December 31, 2022 and 2021, we had available carryforward losses of approximately $593.3 million and $598.9 million, respectively, for state tax purposes. Of the $593.3 million state tax carryforward losses, $589.7 million is associated with the state of Pennsylvania, with the remainder associated with the other seven (7) states within which we have established tax nexus.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and development, or R&D, expenditures under Internal Revenue Code Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business for tax purposes. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years, both using a midyear convention. During the year ended December 31, 2022, we capitalized $6.4 million and $3.9 million of domestic and foreign R&D expenses, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021, we performed an evaluation to determine whether a valuation allowance was needed. We considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. We determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, we maintained a full valuation allowance as of December 31, 2022 and 2021.

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

Utilization of net operating loss, or NOL, and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. There also could be additional ownership changes in the future, which may result in additional limitations in the utilization of the carryforward NOLs and credits.

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

We maintain our corporate headquarters and operations in Warrington, Pennsylvania. The facility serves as the main operating facility for drug development, regulatory, research and development, and administration. We also maintain offices in Taipei, Taiwan where we perform certain manufacturing development and preclinical activities.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021

Operating lease cost	$692	$857
Variable lease cost	9	45
Total lease cost	$701	$902

Other Information
Operating cash flows used for operating leases	$730	$734
Operating lease liabilities arising from obtaining right-of-use assets	$-	$2,141
Weighted average remaining lease term (in years)	4.1	4.8
Weighted average incremental borrowing rate	7.08%	7.12%

Future minimum lease payments under our non-cancelable operating leases as of December 31, 2022, are as follows:

(in thousands)	December 31, 2022

2023	$529
2024	560
2025	570
2026	581
2027	97
Thereafter	-
Total lease payments	2,337
Less imputed interest	(309)
Total operating lease liabilities	$2,028

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 17 – Subsequent Events

January 2023 Warrant Exercise Inducement Offer Letters

On January 20, 2023, we entered into warrant exercise inducement offer letters, with certain holders of certain of our: (i) warrants issued in December 2019 to purchase 1,573 shares of common stock with an exercise price of $604.50 per share; (ii) warrants issued in May 2020 to purchase 5,598 shares of common stock with an exercise price of $398.75 per share, and (iii) warrants issued in March 2021 to purchase 89,001 shares of common stock with an exercise price of $180.00 per share (collectively, the January 2023 Existing Warrants).

Pursuant to the terms of the inducement letters, we agreed to amend the January 2023 Existing Warrants by lowering the exercise price of the January 2023 Existing Warrants to $10.00 per share. Additionally, the exercising holders agreed to exercise for cash all of their January 2023 Existing Warrants to purchase an aggregate of 96,172 shares of common stock in exchange for our agreement to issue to such exercising holders new warrants, or the January 2023 New Warrants, to purchase up to an aggregate of 192,344 shares of common stock. We received aggregate gross proceeds of approximately $1.0 million from the exercise of the January 2023 Existing Warrants by the exercising holders.

Each January 2023 New Warrant is exercisable into shares of common stock at a price per share of $10.76, will initially be exercisable six months following its date of issuance, or the January 2023 Initial Exercise Date, and will expire on the fifth anniversary of the January 2023 Initial Exercise Date. Subject to limited exceptions, a holder of January 2023 New Warrants will not have the right to exercise any portion of its January 2023 New Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the shares of common stock then outstanding. At the holder’s option, upon notice to us, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of common stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to us.

We engaged Ladenburg as our exclusive placement agent in connection with these transactions and paid Ladenburg a fee equal to 8% of its gross proceeds from the exercise of the January 2023 Existing Warrants. We also paid Ladenburg a management fee equal to 1% of the gross proceeds from the exercise of the January 2023 Existing Warrants.

We also agreed to file a registration statement covering the resale of the shares of common stock underlying the January 2023 New Warrants no later than 90 calendar days following the date of the inducement letter.

February 2023 Warrant Exercise Inducement Offer Letter

On February 21, 2023, we entered into a warrant exercise inducement offer letter with Panacea Venture Healthcare Fund I, L.P., a holder of certain of our: (i) warrants issued in July 2018 to purchase 1,250 shares of common stock with an exercise price of $600.00 per share; (ii) warrants issued in December 2018 to purchase 9,960 shares of common stock with an exercise price of $607.50 per share; (iii) warrants issued in December 2019 to purchase 5,519 shares of common stock with an exercise price of $604.50 per share; and (iv) warrants issued in May 2020 to purchase 5,517 shares of common stock with an exercise price of $398.75 per share (collectively, the February 2023 Existing Warrants.

Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $7.06 per share. Additionally, the exercising holder agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 22,246 shares of common stock in exchange for our agreement to issue to such exercising holder new warrants, or the February 2023 New Warrants, to purchase up to an aggregate of 44,492 shares of common stock. We received aggregate gross proceeds of approximately $157,000 from the exercise of the February 2023 Existing Warrants by the exercising holders.

Each February 2023 New Warrant is exercisable into shares of common stock at a price per share of $10.76, will initially be exercisable six months following its date of issuance, or the February 2023 Initial Exercise Date, and will expire on the fifth anniversary of the February 2023 Initial Exercise Date. Subject to limited exceptions, a holder of February 2023 New Warrants will not have the right to exercise any portion of its February 2023 New Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 19.99%.

We engaged Ladenburg as our exclusive placement agent in connection with these transactions and paid Ladenburg a fee equal to 8% of its gross proceeds from the exercise of the February 2023 Existing Warrants. We also paid Ladenburg a management fee equal to 1% of the gross proceeds from the exercise of the February 2023 Existing Warrants.

We also agreed to file a registration statement covering the resale of the shares of common stock underlying the February 2023 New Warrants no later than 90 calendar days following the date of the inducement letter.