Form 10-K/A
period 2022-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2023-05-01
CIK 946486

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

As of April 27, 2023, there were 5,147,919 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

Auditor Name: EisnerAmper LLP          Auditor Location: Philadelphia, Pennsylvania     Auditor Firm ID: 274

EXPLANATORY NOTE TO AMENDMENT NO. 1

Windtree Therapeutics, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or Amendment No. 1, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 31, 2023, or the Original Form 10-K, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

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

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K/A
For the Fiscal Year Ended December 31, 2022

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors, including their ages as of April 27, 2023:

NAME	AGE	POSITION(S)
Executive Officers
Craig E. Fraser	58	President and Chief Executive Officer, Director
John Tattory	57	Interim Chief Financial Officer
Diane Carman	54	Senior Vice President, General Counsel & Corporate Secretary
Eric Curtis	55	Senior Vice President and Chief Operating Officer
Steven G. Simonson, M.D.	64	Senior Vice President and Chief Medical Officer
Non-Employee Directors
Daniel Geffken	66	Director
Robert Scott, M.D.	69	Director
Leslie Williams	63	Director

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

John Tattory. Mr. Tattory has served as Interim Chief Executive Officer since January 27, 2023. He is a Senior Consultant with LS Associates, a management consulting firm, and has been associated with LS Associates since January 2023. Prior to LS Associates, Mr. Tattory was the Chief Financial Officer of Cerapedics, Inc., a commercial-stage ortho-biologics company, from September 2020 to December 2022. Mr. Tattory previously served as the Company’s Senior Vice President and Chief Financial Officer from March 2014 to July 2020, having previously served as the Company’s Vice President, Finance and Chief Accounting Officer from March 2013 to March 2014, the Company’s Vice President, Finance and Controller and the designated principal accounting officer from July 2010 to March 2013, and the Company’s Vice President, Finance from January 2008 to July 2010. He brings more than 25 years of financial management and leadership experience, including directing U.S. and international financial operations, strategic transactions, licensing and collaboration arrangements, and equity and debt financings. Prior to joining the Company, Mr. Tattory held financial management positions at Tyco International and Bristol-Myers Squibb. Previously, Mr. Tattory served as an Audit Manager with Ernst & Young LLP. Mr. Tattory is a certified public accountant (currently inactive status) and holds a B.S. degree in Commerce from Rider University.

Diane Carman. Ms. Carman has served as our Senior Vice President and General Counsel since July 2021 and as Corporate Secretary since January 2023. Ms. Carman brings over two decades of successful experience working in the life sciences and other highly regulated industries. She has built the legal and compliance infrastructure; led the legal, compliance, risk management and human resources functions; and served as a strategic business partner and general counsel to several biotech and medical device companies. From June 2020 to July 2021, Ms. Carman served as General Counsel and Secretary to Vitara Biomedical, Inc., an early stage, spin-out of the Children’s Hospital of Philadelphia committed to transforming the lives of premature infants. Prior to Vitara, from October 2018 to June 2020, she was Executive Vice President & General Counsel to Helius Medical Technologies, a publicly traded medical device company focused on neurological wellness. From October 2017 to October 2018, Ms. Carman served as General Counsel to Ablynx, Inc., a public biopharmaceutical company, which she helped shepherd though its successful sale to Sanofi in 2018. Earlier in her career, Ms. Carman also worked as Chief Corporate Counsel & Compliance Officer to Gamesa Technology Corporation, an international, public renewable energy company as well as Attorney for Labor Relations and Talent Negotiations for the National Broadcasting Company (NBC); was an associate with the AmLaw 100 firm of O’Melveny & Myers, LLP; and served as a judicial intern for Judge Jane Roth in the U.S. Court of Appeals for the Third Circuit. Ms. Carman holds a J.D. from the Villanova University Charles Widger School of Law (summa cum laude) and a B.A. from Villanova University (magna cum laude).

Eric Curtis. Mr. Curtis has served as our Senior Vice President and Chief Operating Officer since March 2020. Prior to joining us, he served as Chief Executive Officer and President of Centurion BioPharma, a biopharmaceutical research and development focused company and a private subsidiary of CytRx Corporation, from June 2018 to November 2019. Mr. Curtis was primarily responsible for the company’s corporate strategy, pipeline development plan and business development. Prior to that role, he was President and Chief Operating Officer of CytRx Corporation, a biopharmaceutical company focused in oncology, from February 2018 to March 2020. Mr. Curtis’ responsibilities included corporate strategy, pipeline development and investor relations. Before that, Mr. Curtis was principal of Curtis Biopharm Consulting where he led his consulting business to work with the chief executive officers of several biopharmaceutical companies on refining their company’s strategic product development, commercialization effectiveness and focusing resources from 2016 to February 2018. Before that, Mr. Curtis served as President, US Commercial of Aegerion Pharmaceuticals, a biopharmaceutical company from 2014 to 2016. He led the commercial organization for US, represented commercial for global business development and was the lead of commercial for investor relations strategy and execution. Mr. Curtis earned his MBA from Pennsylvania State University, and his B.S. in Business and Psychology from the University of Pittsburgh.

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

Non-Employee Directors

Daniel E. Geffken. Mr. Geffken has served as a member of our Board since April 24, 2019 and was also appointed Chair of the Audit Committee and as a member of the Compensation Committee. Since 2011, Mr. Geffken has been serving as the Founding Managing Partner of Danforth Advisors, a leading financial and strategy consulting firm to the life sciences industry. He has served as chief financial officer and strategic consultant to numerous companies, including Apellis Pharmaceuticals, Cidara Therapeutics, Cabaletta Bio, Homology Medicines, Stealth BioTherapeutics and Transkaryotic Therapies. Mr. Geffken has served on the Board of Elicio Bio, Alcobra Ltd. and Arcturus Inc., after its merger with Alcobra. Mr. Geffken earned his MBA from Harvard Business School, and his B.S. in Economics from the Wharton School.

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

Board Leadership Structure

Our Board is currently composed of four members. In accordance with our Amended and Restated By-Laws, or By-Laws, each director is elected at our Annual Meeting of Stockholders. Each director holds office until our next Annual Meeting of Stockholders and until his or her successors have been duly elected and qualified, or until such director’s death, or until such director shall have resigned, or have been removed.

We believe that the Board should remain free to configure the leadership of the Board and the Company in a way that best serves the interests of the Company and its stockholders at the time and, accordingly, has no fixed policy with respect to combining or separating the offices of the Chairman of the Board and the CEO.

Role of Board in Risk Oversight

One of the key functions of our Board is to oversee our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address the risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. While our Board maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. For example:

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

Director Independence

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director, our Board has determined that each of our directors, and directors whom have served on our Board since the beginning of the 2022 fiscal year, with the exception of Mr. Fraser, does or did not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent under the listing rules of Nasdaq. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in “Item 13—Certain Relationships and Related Party Transactions.”

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Our Audit Committee consists of Mr. Geffken, Dr. Scott and Ms. Williams, with Mr. Geffken serving as Chair of our Audit Committee.

The primary purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities relating to our accounting, reporting and financial practices, and our compliance with all related legal and regulatory requirements, including, but not limited to, oversight of:

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

In addition, the Audit Committee is responsible for, among other things, the appointment, compensation and oversight of the work of our independent auditor or any registered public accounting firm engaged (including resolution of disagreements between management and the auditor regarding financial reporting), reviewing the range and cost of audit and non-audit services performed by our independent auditor, reviewing the adequacy of our systems of internal control, and reviewing all related party transactions. In discharging its role, the Audit Committee is empowered to investigate any matter brought to its attention and has full access to all the Company’s books, records, facilities and personnel. The Audit Committee also has the power to retain such legal, accounting and other advisors as it deems necessary to carry out its duties.

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

Compensation Committee

Our Compensation Committee consists of Mr. Geffken, and Dr. Scott, with Dr. Scott serving as Chair of our Compensation Committee. Each member of the Compensation Committee (i) meets the requirements for independence under the current Nasdaq Listing Rules, and (ii) is a non-employee director, as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

●
overseeing the key employee benefits programs, policies and plans relating to the compensation, benefits and equity incentives of the Company’s executives and, where deemed appropriate by the Compensation Committee, those programs, policies and plans relating to the Company’s other employees.

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

Our CEO annually reviews the performance of each of the other executive officers, including the other named executive officers. He then recommends annual merit salary adjustments and any changes in annual or long-term incentive opportunities for other executives. The Compensation Committee considers our CEO’s recommendations in addition to data and recommendations presented by our executive compensation consultant, if any.

AON Consulting, Inc., or AON, served as our executive compensation consultant from 2021 to 2022. Through this assignment, AON has provided various executive compensation services to the Compensation Committee, including advising the Compensation Committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program design and our award values in relation to performance. Upon request by the Compensation Committee, a representative of AON attended certain Compensation Committee meetings. AON does not provide services to Windtree other than with regard to its advice to the Compensation Committee on executive and director compensation matters. The Compensation Committee determined AON to be independent under the Nasdaq and SEC regulations.

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

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2022 fiscal year by our directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers, or NEOs, for the year ended December 31, 2022, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

●	Craig E. Fraser, our President and CEO;

●	John P. Hamill, our former Senior Vice President, CFO, and Treasurer; and

●	Steven G. Simonson, M.D., our Senior Vice President and CMO.

This section discusses the material components of the executive compensation program for our NEOs.

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our NEOs for services rendered during the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Craig E. Fraser	2022	544,600	—	170,238	216,922	9,150	940,910
President and CEO	2021	479,931	95,986	-	1,292,545	8,700	1,877,162
John P. Hamill	2022	398,017	—	67,626	86,283	9,150	561,076
Former Senior VP, CFO, and Corporate Secretary	2021	380,175	83,639	-	270,690	8,700	743,204
Steven G. Simonson, M.D.	2022	434,952	—	67,626	86,283	11,150	600,011
Senior VP and CMO	2021	418,193	85,311	-	507,995	10,800	1,022,299

(1)
Represents the aggregate grant date fair value of restricted stock unit awards, or RSUs, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Stock Compensation, or ASC Topic 718, and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 11 of the Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(2)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 11 of the Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(3)
Reflects matching contributions under our 401(k) Plan, and, with respect to Dr. Simonson, includes $2,000 for the Company’s funding of a health savings account in 2022 and $2,100 for a car allowance in 2021.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities, long term incentive compensation in the form of equity awards and other benefits, as described below.

Base Salary

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the NEO’s skill set, experience, role, responsibilities, and contributions.

Annual Cash Bonus Opportunities

The performance-based cash bonus opportunity for each of our NEOs is expressed as a percentage of the applicable NEO’s base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. Each executive’s target bonus for the year is set forth in their employment agreements, as may be amended by the Compensation Committee from time to time. For 2022, our Compensation Committee and Board determined that each NEO’s performance bonus should be based principally on contribution towards the achievement of corporate goals. These goals primarily included research and development, financial, and positioning and awareness objectives. The Compensation Committee established that the 2022 annual target bonus amount for Mr. Fraser be targeted at 50% of his base salary and for Dr. Simonson and Mr. Hamill be targeted at 40% of their respective base salaries. No bonus payments were made for the 2022 performance year.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our NEOs. Our Board or Compensation Committee approves equity grants in its discretion, which have historically been in the form of stock options or restricted stock units, or RSUs.

On March 4, 2022, the Compensation Committee approved grants of stock options to Messrs. Fraser and Hamill and Dr. Simonson to purchase 5,008, 1,992, and 1,992 shares of our common stock, respectively, each with a per share exercise price of $51.00. All options vest in equal annual installments on each of the first three anniversaries of the date of grant, subject to the NEO’s continuous service through the relevant vesting dates; provided, however, that such stock options may be eligible to fully accelerate in vesting in connection with a termination of employment as further described in the section titled “Executive Employment Agreements” below. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made to our NEOs.

Other Benefits

We currently provide health and welfare benefits that are available to all of our employees, including our NEOs, including health, dental, life, vision and disability insurance.

In addition, we maintain, and the NEOs participate in, our 401(k) Plan that is intended to be qualified under Section 401(a) of the Code and that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis and under which we are permitted to make discretionary employer contributions. The 401(k) Plan also includes a discretionary company match in an amount per participant equal to 50% of each participant’s contribution (up to a maximum of 6% of the participant’s base salary). Matching contributions were made in 2021 and 2022.

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Executive Employment Agreements

We are party to executive employment agreements, or the Executive Agreements, as amended from time to time, with each of our NEOs, the key terms of which are described below.

Mr. Fraser’s Employment Agreement

We entered into an employment agreement with Mr. Fraser, effective February 1, 2016, which was subsequently amended. Mr. Fraser’s employment agreement provides for an annual base salary, which in 2022 was $557,300, and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 50% of his base salary.

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

●
During the Severance Period, if Mr. Fraser elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, we will continue to pay our costs of Mr. Fraser’s and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer..

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

●
For a period of 18 months following the termination date, if Mr. Fraser elects to continue medical benefits through COBRA, we will continue to pay our costs of Mr. Fraser and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer..

In addition, upon a Change of Control, for a period of 24 months after the date of the Change of Control and provided that Mr. Fraser is employed on the last day of a fiscal year ending in that period, Mr. Fraser will be entitled to an annual bonus at least equal to Mr. Fraser’s target bonus amount, payable no later than March 15 in the next succeeding fiscal year.

Mr. Fraser’s employment agreement includes 12-month post-employment non-competition and non-solicitation covenants and provides for confidentiality and the assignment to us of all intellectual property.

Mr. Hamill’s Employment Agreement

We are a party to an employment agreement with Mr. Hamill, which was effective July 20, 2020. Mr. Hamill’s employment agreement provides for an annual base salary, which in 2022 was $401,400, and an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 40% of his annual base salary.

The employment agreement provides for Mr. Hamill to receive severance upon termination without Cause or by Mr. Hamill with Good Reason (as such terms are defined in the employment agreement) or in certain specific circumstances prior to, but in connection with or anticipation of, a Change of Control (as defined in the employment agreement) of (a) continued payment of base salary and subsidized COBRA benefits for 12 months following termination, (b) any earned but unpaid annual bonus for the fiscal year preceding Mr. Hamill’s date of termination and a pro rata bonus equal to the annual bonus Mr. Hamill would have earned absent his separation (as defined in the employment agreement) which amount shall be paid when our other executives are paid, and (c) during the 12-month period following termination, all vested stock options and similar equity awards held by Mr. Hamill shall continue to be exercisable (such benefits the Hamill Severance Benefits).

If Mr. Hamill is terminated by us without Cause or Mr. Hamill terminates his employment with Good Reason within 24 months after a Change of Control (as defined in the employment agreement), the employment agreement further provides Mr. Hamill with severance, or the Hamill Change of Control Severance Benefits, consisting of any earned but unpaid annual bonus for the fiscal year preceding the date of Mr. Hamill’s termination, a lump sum equal to one and one-half times Mr. Hamill’s base salary and annual bonus amount paid in a lump sum within 10 days after the date of termination, 18 months of COBRA benefits (which obligation terminates in the event he becomes eligible for group health plan benefits under a subsequent employer’s or a spouse’s employer’s plan), full vesting and acceleration of Mr. Hamill’s equity awards upon the date of Mr. Hamill’s termination and the continued exercisability of Mr. Hamill’s equity awards for the remainder of their stated terms.

Mr. Hamill’s receipt of the Hamill Severance Benefits or the Hamill Change of Control Severance Benefits, as applicable, is conditioned on his execution of a separation and release agreement in a form acceptable to us. The employment agreement further provides that in the event of a Change of Control transaction, all of Mr. Hamill’s outstanding equity incentive awards will become fully vested so long as Mr. Hamill is actively employed by us at the time of such transaction. In the case of a termination of Mr. Hamill’s employment due to death or disability, all shares of stock and all options shall become fully vested and any earned but unpaid annual bonus for the fiscal year preceding the termination date would be paid.

In January 2023, Mr. Hamill resigned as Chief Financial Officer. Pursuant to the terms of Mr. Hamill’s employment agreement, upon his resignation, Mr. Hamill was eligible to receive all salary payable to him through the date of his resignation, as well as any other benefits as set forth in his employment agreement.

Dr. Simonson’s Employment Agreement

We are a party to an employment agreement with Dr. Simonson, which was effective December 19, 2014, as subsequently amended on December 29, 2014 and March 13, 2018. Dr. Simonson’s employment agreement provides for an annual base salary, which in 2022 was $438,100, and an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 40% of his annual base salary.

The employment agreement provides for Dr. Simonson to receive severance (upon termination without Cause or by Dr. Simonson with Good Reason (as such terms are defined in the employment agreement)) of (a) continued payment of base salary and subsidized COBRA benefits for 12 months following termination, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer, (b) a pro rata bonus equal to a percentage of Dr. Simonson’s target bonus amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days Dr. Simonson was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination, and, (d) during the 12-month period following termination, all vested stock options and similar equity awards held by Dr. Simonson shall continue to be exercisable (such benefits, the Simonson Severance Benefits).

If Dr. Simonson is terminated by us without Cause or Dr. Simonson terminates his employment with Good Reason within 24 months of a Change of Control (as defined in the employment agreement), or in certain specific circumstances prior to, but in connection with or anticipation of, a Change of Control (as defined in the employment agreement), the employment agreement further provides Dr. Simonson with severance, or the Simonson Change of Control Severance Benefits, consisting of a lump sum equal to one and one-half times Dr. Simonson’s base salary and annual bonus amount paid in a lump sum within 10 days after the date of termination, a pro rata bonus equal to Dr. Simonson’s target bonus amount prorated for the number of days Dr. Simonson was employed in the year of termination, payable in a lump sum within 10 days after the date of termination, 18 months of COBRA benefits, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer, full vesting and acceleration of Dr. Simonson’s equity awards upon the date of Dr. Simonson’s termination and the continued exercisability of Dr. Simonson’s equity awards for the remainder of their stated terms.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2022:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable (#)(1)	Number of Securities Underlying Unexercised Options - Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)(2)	Market Value of Units of Stock That Have Not Vested ($)
Craig E. Fraser	02/02/16	68		6,990.00	02/02/26
	07/28/16	13		5,310.00	07/28/26
	03/01/17	33		3,690.00	03/01/27
	12/24/18	8,438		633.00	12/24/28
	03/19/19	667		645.00	03/19/29
	01/22/21	2,865	2,865	272.00	01/22/31
	03/04/22	1,252	3,756	51.00	03/04/32	3,338	28,373
John P. Hamill	07/20/20	2,813	1,407	349.00	07/20/30
	01/22/21	400	800	272.00	01/22/31
	03/04/22	498	1,494	51.00	03/04/32	1,326	11,271
Steven G. Simonson, M.D.	05/19/14	3		71,400.00	05/19/24
	03/27/15	7		49,140.00	03/27/25
	02/02/16	12		6,990.00	02/02/26
	07/28/16	8		5,310.00	07/28/26
	03/01/17	18		3,690.00	03/01/27
	12/24/18	4,922		633.00	12/24/28
	03/19/19	333		645.00	03/19/29
	01/22/21	1,101	1,151	272.00	01/22/31
	03/04/22	498	1,494	51.00	03/04/32	1,326	11,271

(1)
Options granted prior to 2022 vest and become exercisable in equal installments on each of the first three anniversaries of the applicable grant date, assuming that the NEO continues to be employed with us through each vesting date. Options granted in 2022 vest and become exercisable with respect to one-twelfth of the total number of shares subject to the options on a quarterly basis (every three months) provided that the NEO remains in continuous service on each vesting date.

(2)
The RSUs represent a contingent right to receive the equivalent number of shares of common stock. These RSUs shall vest with respect to one-third of the total number of shares subject to the RSUs on an annual basis (every 12 months) provided that the NEO remains in continuous service on each vesting date.

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

Pursuant to our Non-Employee Director Compensation Policy in place during 2022, our directors received annual cash retainers, paid on a quarterly basis, as set forth in the table below.

Non-Employee Director Compensation Policy
Cash Retainer ($)
Board Member	10,000
Board Chair	6,250
Audit Committee
Chair	3,750
Member	1,750
Compensation Committee
Chair	2,500
Member	1,250
Nominating and Corporate Governance Committee
Chair	1,875
Member	1,000

Equity Retainer
Initial Equity Grant
Option to purchase 600 shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board.

Annual Equity Grant
Option to purchase 300 shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board.

Cash fees are paid quarterly and are typically pro-rated for non-employee directors who do not serve a full quarter. Our non-employee directors are also reimbursed for their business-related expenses incurred in connection with attendance at Board and committee meetings and related activities. Our only employee director, Mr. Fraser, receives no separate compensation for his service in such capacity.

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our non-employee directors during the year ended December 31, 2022.

	Fee Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name of Non-Employee Director	($)(*)	($)(1)	($)(2)	($)
James Huang(3)	65,000	2,350	2,994	70,344
Daniel E. Geffken	60,000	2,350	2,994	65,344
Robert Scott, M.D.	55,000	2,350	2,994	60,344
Leslie Williams	54,500	2,350	2,994	59,844
Evan Loh, M.D.(4)	28,500	—	—	28,500

(1)
Represents the aggregate grant date fair value of RSUs computed in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 11 of the Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. As of December 31, 2022, Messrs. Huang and Geffken, Dr. Scott, and Ms. Williams each held RSUs to receive 100 shares of our common stock.

(2)
Represents the aggregate grant date fair value of option awards computed in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 11 of the Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. As of December 31, 2022, Messrs. Huang and Geffken each held options to purchase 1,150 shares of our common stock; (ii) Dr. Scott and Ms. Williams each held options to purchase 750 shares of our common stock; and (iii) Dr. Loh held options to purchase 600 shares of our common stock.

(3)	On April 18, 2023, Mr. Huang resigned from our Board.
(4)	On May 9, 2022, Dr. Loh resigned from our Board.
(*)
Due to cash resource constraints, we suspended payments of director fees in the fourth quarter of 2022. The amounts related to 2022 that are payable to our directors as of December 31, 2022 are as follows and were paid in April 2023: Mr. Huang – $16,250, Mr. Geffken – $15,000, Ms. Williams – $13,625, and Dr. Scott – $15,520.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2022 the number of shares of our common stock issuable upon exercise of outstanding awards under our 2020 and 2011 Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2020 Long-Term Incentive Plan	50,293	$135.02	11,786
2011 Long-Term Incentive Plan(2)	29,140	683.94	—
Equity compensation plans not approved by security holders(3)
Inducement Grants(4)	9,288	306.50	—
Total	88,721	$333.26	11,786

(1)	Represents the weighted-average exercise price of outstanding stock options and does not include RSUs.
(2)
The 2011 Plan terminated on the effective date of the 2020 Plan. All shares that were available under the 2011 Plan, including any that are expired, forfeited or otherwise returnable to the 2011 Plan are transferred to and become available for grant under the 2020 Plan. All awards granted under the 2011 Plan continue to be governed by the terms of the 2011 Plan and the award agreements.

(3)
Our Board has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plans

(4)	Reflects grants of stock options to purchase 9,288 shares of common stock that were “inducement grants” as defined under Nasdaq Listing Rule 5635(c)(4).

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth information as of April 27, 2023 regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our NEOs and directors; and

●	all of our executive officers as a group.

The percentage of common stock outstanding is based on 5,147,919 shares of our common stock outstanding as of April 27, 2023. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of April 27, 2023 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Windtree Therapeutics, Inc. 2600 Kelly Road, Suite 100, Warrington, PA 18976.

Name Of Beneficial Owner	Number Of Shares Of Common Stock	Percentage Of Common Stock
5% or Greater Stockholders
Lincoln Park Capital Fund, LLC(1)	614,334	11.26%
NEOs and Directors		*
Daniel Geffken (2)	1,232	*
Robert Scott, M.D.(3)	650	*
Leslie J. Williams(3)	650	*
Craig E. Fraser(4)	20,944	*
Steven G. Simonson, M.D.(5)	8,726	*
All executive officers and directors as a group (7 persons)	39,121	*

*	Less than 1%
(1)         Includes 307,167 shares of common stock and 307,167 April 2023 Warrants to purchase 307,167 shares of common stock exercisable within 60 days of April 27, 2023. The April 2023 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%). Lincoln Park Capital, LLC, or LPC, is the Managing Member of Lincoln Park Capital Fund, LLC, or LPC Fund. Rockledge Capital Corporation, or RCC, and Alex Noah Investors, Inc., or Alex Noah, are the Managing Members of LPC. Joshua B. Scheinfeld is the president and sole shareholder of RCC, as well as a principal of LPC. Jonathan I. Cope is the president and sole shareholder of Alex Noah, as well as a principal of LPC. As a result of the foregoing, Mr. Scheinfeld and Mr. Cope have shared voting and shared investment power over the shares of common stock held directly by LPC Fund. Pursuant to Section 13(d) of the Act and the rules thereunder, each of LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope may be deemed to be a beneficial owner of the shares of Common Stock of the Issuer beneficially owned directly by LPC Fund. Pursuant to Rule 13(d)(4) of the Exchange Act, each of LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope disclaims beneficial ownership of the shares of common stock held directly by LPC Fund. The address for LPC Fund, LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope is 440 North Wells, Suite 410, Chicago, Illinois 60654.

(2)         Includes 141 shares of common stock, 41 May 2020 Warrants to purchase 41 shares of common stock exercisable within 60 days of April 27, 2023 and options to purchase 1,050 shares of common stock exercisable within 60 days of April 27, 2023. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

(3)         Includes 100 shares of common stock and options to purchase 550 shares of common stock exercisable within 60 days of April 27, 2023.

(4)         Includes 1,976 shares of common stock, 2 Series A-1 Warrants to purchase 2 shares of common stock exercisable within 60 days of April 27, 2023, 41 May 2020 Warrants to purchase 41 shares of common stock exercisable within 60 days of April 27, 2023, 30 March 2021 Warrants to purchase 30 shares of common stock exercisable within 60 days of April 27, 2023, and options to purchase 16,083 shares of common stock exercisable within 60 days of April 27, 2023. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

(5)         Includes 695 shares of common stock, 1 Series A-1 Warrant to purchase 1 share of common stock exercisable within 60 days of April 27, 2023, 10 May 2020 Warrants to purchase 10 shares of common stock exercisable within 60 days of April 27, 2023, 30 March 2021 Warrants to purchase 30 shares of common stock exercisable within 60 days of April 27, 2023, and options to purchase 7,990 shares of common stock exercisable within 60 days of April 27, 2023. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since January 1, 2021 or currently proposed, to which we were a party or will be a party, in which:

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

Since January 1, 2021, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

Asia License Agreement

In June 2017, we entered into a License, Development and Commercialization Agreement, or the Asia License Agreement, with Lee’s (HK), an affiliate of Lee’s Holdings, and thereafter amended it, effective August 2017. Under the Asia License Agreement, as amended, we granted to Lee’s (HK) an exclusive license with a right to sublicense (i) to develop, manufacture, and commercialize our KL4 surfactant products, including SURFAXIN, which was approved by the FDA in 2012 for respiratory distress syndrome, or RDS, in premature infants, SURFAXIN LS™, the lyophilized dosage form of SURFAXIN, and AEROSURF, including the Aerosol Delivery System, or ADS, and (ii) to register and manufacture SURFAXIN and SURFAXIN LS for use in the licensed territory, which includes the People’s Republic of China, Hong Kong, Thailand, Taiwan, and 12 other countries.

Under the Asia License Agreement, Lee’s (HK) made an upfront payment to us of $1.0 million. We were also eligible to receive up to $35.8 million in potential clinical, regulatory and commercial milestone payments and would have shared in any sublicense income Lee’s (HK) may receive at a rate equal to low double digits. In addition, Lee’s (HK) was responsible for all costs and expenses in and for the licensed territory related to development activities, including a planned AEROSURF Phase 3 clinical program, regulatory activities, and commercialization activities.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke Pharmaceutical (Hefei) Co. Ltd., a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the Asia License Agreement.

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

With the termination of the PF Agreement in November 2020, we ceased enrollment in our Phase 2b bridging study at the EU, clinical sites and transferred AEROSURF development activities to Lee’s (HK) to be implemented under the terms of the A&R License Agreement.

Panacea Venture Management Company Ltd.

As of December 31, 2022 and 2021, Panacea Venture Management Company Ltd.’s, or Panacea’s, beneficial ownership of our issued and outstanding shares of common stock was 9% and 8%, respectively. James Huang, who in connection with the CVie Acquisition in December 2018 was appointed as a director and Chairman of our Board, is a founding and Managing Partner to Panacea. On April 18, 2023, Mr. Huang resigned as a member of the Board.

February 2023 Warrant Exercise Inducement Offer Letter

On February 21, 2023, we entered into a warrant exercise inducement offer letter with Panacea Venture Healthcare Fund I, L.P., a holder of certain of our: (i) warrants issued in July 2018 to purchase 1,250 shares of common stock with an exercise price of $600.00 per share; (ii) warrants issued in December 2018 to purchase 9,960 shares of common stock with an exercise price of $607.50 per share; (iii) warrants issued in December 2019 to purchase 5,519 shares of common stock with an exercise price of $604.50 per share; and (iv) warrants issued in May 2020 to purchase 5,517 shares of common stock with an exercise price of $398.75 per share (collectively, the February 2023 Existing Warrants).

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

Each February 2023 New Warrant is exercisable into shares of common stock at a price per share of $10.76, will be exercisable six months following its date of issuance, or the initial exercise date, and will expire on the fifth anniversary the initial exercise date. Subject to limited exceptions, Panacea will not have the right to exercise any portion of its February 2023 New Warrants if Panacea (together with Panacea’s affiliates, and any persons acting as a group together with Panacea or any of Panacea’s affiliates) would beneficially own a number of shares of our common stock in excess of 19.99% of our total shares of common stock outstanding.

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

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements, our amended and restated Certificate of Incorporation, as amended, or our Amended and Restated Certificate of Incorporation, and our By-Laws, require us to indemnify directors to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm during the year ended December 31, 2022 and by Ernst & Young LLP, our independent registered public accounting firm, during the year ended December 31, 2021:

Service	2022	2021
EisnerAmper LLP
Audit Fees	$257,250	$-
Tax Fees	-	-
Total	257,250	-

Ernst & Young LLP
Audit Fees	75,000	782,720
Tax Fees	-	9,448
Total	75,000	792,168

Total fees	$332,250	$792,168

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

The Audit Committee considered whether the provision of all other services by EisnerAmper LLP and Ernst & Young LLP is compatible with maintaining the independence and has concluded that EisnerAmper LLP and Ernst & Young LLP are both independent.

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

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits.

The following exhibits are included with this Annual Report on Form 10-K/A.

Exhibit No.	Description

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Windtree’s Registration Statement on Form S-1/A, as filed with the SEC on April 7, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.1 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on August 11, 2022).

4.1	Form of Warrant dated October 10, 2014 (incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014).

4.2	Form of Series A-1 Warrant dated February 13, 2017 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017).

4.3	Form of Series C Warrant dated April 4, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

4.4	Form of Series D Warrant dated July 2, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

4.5	Form of Series E Warrant dated December 11, 2018 (incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

4.6	Form of Series G Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.7	Form of Series H Warrant dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.8	Form of Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

4.9
Form of Series I Warrant Amendment dated May 6, 2020, to the Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 7, 2020).

4.10
Form of Warrant issued in Windtree’s May 2020 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 22, 2020).

4.11
Form of Warrant issued in Windtree’s March 2021 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2021.

4.12	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

4.13	Form of Common Stock Purchase Warrant dated February 21, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

4.14	Description of Securities (incorporated by reference to Exhibit 4.16 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2021).

4.15	Form of Common Warrant (incorporated by reference to Exhibit 4.19 to Windtree’s Registration Statement on Form S-1/A, as filed with the SEC on April 7, 2023).

4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 to Windtree’s Registration Statement on Form S-1/A, as filed with the SEC on April 7, 2023).

4.17	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.21 to Windtree’s Registration Statement on Form S-1/A, as filed with the SEC on April 7, 2023).

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

10.6†
License, Development and Commercialization Agreement dated June 12, 2017, between Windtree and Lee’s Pharmaceutical (HK) Ltd.(incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 21, 2017).

10.7†
Amendment No. 1 dated August 14, 2017 to the License Development and Commercialization Agreement between Windtree and Lee’s Pharmaceutical (HK) Ltd. dated June 12, 2017(incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 14, 2017).

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

10.13#	Form of Inducement Award Agreement (incorporated by reference to Exhibit 4.4 to Windtree’s Registration Statement on Form S-8 (File No. 333-253067), as filed with the SEC on February 12, 2021).

10.14#
Form of Employee Option Agreement under Windtree’s 2011 Long-Term Incentive Plan(incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012).

10.15#
Form of Non-Employee Director Option Agreement under Windtree’s 2011 Long-Term Incentive Plan(incorporated by reference to Exhibit 10.10 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.16#
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015).

10.17#
Form of Restricted Stock Unit Award Agreement for Employees under Windtree’s 2011 Long-Term Incentive Plan(incorporated by reference to Exhibit 10.14 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018).

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

10.22#
Amendment dated December 29, 2014 to Employment Agreement dated December 19, 2014, effective as of April 1, 2015, between Windtree and Steven G. Simonson, M.D.(incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015).

10.23#
Amendment dated March 13, 2018, to Employment Agreement dated December 19, 2014 between Windtree and Steven G. Simonson, M.D.(incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

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

10.29
Third Amendment to Lease Agreement dated November 24, 2014 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.29 to Windtree's Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

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

10.32†
Supply Agreement dated December 22, 2010 between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree(incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010).

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

10.41
Shareholder Loan Agreement dated September 20, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics(incorporated by reference to Exhibit 10.36 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.42
Shareholder Loan Agreement dated October 26, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.37 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.43
Shareholder Loan Agreement dated November 16, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics(incorporated by reference to Exhibit 10.38 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.44
Merger Agreement dated December 21, 2018, between Windtree, WT Acquisition Corp., and CVie Investments Limited (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.45
Indemnification Letter Agreement dated December 21, 2018, between Windtree and Lee’s Pharmaceutical Holdings Limited(incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.46
Securities Purchase Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto(incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

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

10.52
Amendment to No. 1 dated February 20, 2020 to the Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto(incorporated by reference to Exhibit 10.47 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

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

10.55#
Employment Agreement by and between Windtree and Diane Carman, dated as of July 1, 2021 (incorporated by reference to Exhibit 10.54 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022).

10.56	Form of Inducement Letter dated January 20, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

10.57	Form of Inducement Letter dated February 21, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

16.1	Letter from Ernst & Young LLP (incorporated by reference to Exhibit 16.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 11, 2022).

21.1	Subsidiaries of Windtree (incorporated by reference to Exhibit 21.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

23.1	Consent of EisnerAmper LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

23.2
Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.2 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

31.1
Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

31.2
Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

31.3*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

32.2*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350.

101
The following materials from Windtree’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements. (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL)

* Filed herewith.
# Compensation Related Contract.
† Confidential treatment received for certain portions of this exhibit.
†† Certain confidential portions have been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(1) These Interactive Data Files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act, or Section 18 of the Exchange Act, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDTREE THERAPEUTICS, INC.

Date: May 1, 2023	By:	/s/ Craig E. Fraser
Craig E. Fraser
Director, President, and Chief Executive Officer