Form 10-Q
period 2023-03-31
WINDTREE THERAPEUTICS INC /DE/
filed 2023-05-15
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 5,147,919 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;

●	risks related to manufacturing active pharmaceutical ingredients, drug product, and other materials we need;

●	delays, interruptions or failures in the manufacture and supply of our product candidates;

●	the plans of our AEROSURF and KL4 licensee, Lee’s Pharmaceutical (HK) Ltd., and its affiliate, Zhaoke Pharmaceutical (Hefei) Co. Ltd., and their ability to successfully source materials, execute necessary clinical and business development activities in a timely manner, if at all, to support development and commercialization of the licensed product candidates;

●	the performance of third parties, both foreign and domestic, upon which we depend, including contract research organizations, contract manufacturing organizations, contract laboratories, and independent contractors;

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q, or the documents incorporated by reference herein, speak only as of their respective dates. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict them all. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,235	$6,172
Prepaid expenses and other current assets	987	1,205
Total current assets	5,222	7,377

Property and equipment, net	239	262
Restricted cash	163	154
Operating lease right-of-use assets	1,737	1,853
Intangible assets	25,250	25,250
Goodwill	2,574	3,058
Total assets	$35,185	$37,954

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$753	$249
Accrued expenses	1,621	1,552
Operating lease liabilities - current portion	389	404
Loans payable - current portion	-	252
Total current liabilities	2,763	2,457

Operating lease liabilities - non-current portion	1,512	1,624
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	5,081	5,061
Total liabilities	28,156	27,942

Mezzanine Equity:
Series A redeemable preferred stock, $0.001 par value; 0 and 40,000 shares authorized; 0 and 38,610.119 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 and 4,960,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2023 and December 31, 2022; 909,014 and 772,203 shares issued at March 31, 2023 and December 31, 2022, respectively; 909,013 and 772,202 shares outstanding at March 31, 2023 and December 31, 2022, respectively	1	-
Additional paid-in capital	838,725	837,598
Accumulated deficit	(828,643)	(824,532)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	7,029	10,012
Total liabilities, mezzanine equity & stockholders’ equity	$35,185	$37,954

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022

Expenses:
Research and development	$1,415	$5,345
General and administrative	2,292	2,988
Loss on impairment of goodwill	484	-
Total operating expenses	4,191	8,333
Operating loss	(4,191)	(8,333)

Other income (expense):
Interest income	44	1
Interest expense	(12)	(13)
Other income, net	48	218
Total other income, net	80	206

Net loss	$(4,111)	$(8,127)

Net loss per common share
Basic and diluted	$(4.76)	$(14.36)

Weighted average number of common shares outstanding
Basic and diluted	863	566

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2021	-	$-	565	$-	$830,259	$(785,324)	-	$(3,054)	$41,881
Net loss	-	-	-	-	-	(8,127)	-	-	(8,127)
Stock-based compensation expense	-	-	-	-	770	-	-	-	770
Issuance of common stock, ATM Program, net of issuance costs	-	-	4	-	205	-	-	-	205
Balance - March 31, 2022	-	$-	569	$-	$831,234	$(793,451)	-	$(3,054)	$34,729

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2022	39	$-	772	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	(4,111)	-	-	(4,111)
Redemption of Series A Preferred Stock	(39)	-	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	2	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses	-	-	118	1	842	-	-	-	843
Reverse split adjustments - fractional share round ups	-	-	17	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	285	-	-	-	285
Balance - March 31, 2023	-	$-	909	$1	$838,725	$(828,643)	-	$(3,054)	$7,029

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,111)	$(8,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	466
Stock-based compensation	285	770
Non-cash lease expense	116	174
Loss on impairment of goodwill	484	-
Unrealized loss (gain) on foreign exchange rate changes	21	(236)
Changes in assets and liabilities:
Prepaid expenses and other current assets	218	239
Accounts payable	504	31
Accrued expenses	68	151
Operating lease liabilities	(127)	(183)
Net cash used in operating activities	(2,519)	(6,715)

Cash flows from investing activities:
Purchase of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net of expenses	843	-
Principal payments on loans payable	(252)	(294)
Proceeds from ATM Program, net of issuance costs	-	205
Net cash (used in) provided by financing activities	591	(89)
Net decrease in cash, cash equivalents, and restricted cash	(1,928)	(6,807)
Cash, cash equivalents, and restricted cash - beginning of period	6,326	22,502
Cash, cash equivalents, and restricted cash - end of period	$4,398	$15,695

Supplementary disclosure of non-cash activity:
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	$1,238	-
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	274	-

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

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission, or the SEC, on March 31, 2023, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2022. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying condensed consolidated financial statements reflect the 1-for-50 reverse split of our common stock that was approved by our Board of Directors and stockholders and made effective on February 24, 2023. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Note 3 – Going Concern and Management’s Plans

We are subject to risks common to companies in the biotechnology industry, including but not limited to the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and risks associated with our international operations in Taiwan and activities abroad, including but not limited to having foreign suppliers, manufacturers, and clinical sites in support of our development activities.

We have incurred net losses since inception. Our net loss was $4.1 million and $8.1 million, respectively, for the three-month periods ended March 31, 2023 and 2022. Included in our net loss for the three months ended March 31, 2023 is a $0.5 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies)”. We expect to continue to incur operating losses for at least the next several years. As of March 31, 2023, we had an accumulated deficit of $828.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the three months ended March 31, 2022, we sold 4,007 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.2 million (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”). For the three months ended March 31, 2023, we did not sell any shares of our common stock under the ATM Program.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of May 15, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

On January 20, 2023, we entered into warrant exercise inducement offer letters with certain holders of certain of our: (i) warrants issued in December 2019 to purchase 1,573 shares of common stock with an exercise price of $604.50 per share; (ii) warrants issued in May 2020 to purchase 5,598 shares of common stock with an exercise price of $398.75 per share, and (iii) warrants issued in March 2021 to purchase 89,001 shares of common stock with an exercise price of $180.00 per share (collectively, the January 2023 Existing Warrants).

Pursuant to the terms of the inducement letters, we agreed to amend the January 2023 Existing Warrants by lowering the exercise price of the January 2023 Existing Warrants to $10.00 per share. Additionally, the exercising holders agreed to exercise for cash all of their January 2023 Existing Warrants to purchase an aggregate of 96,172 shares of common stock in exchange for our agreement to issue to such exercising holders new warrants, or the January 2023 New Warrants, to purchase up to an aggregate of 192,344 shares of common stock. We received aggregate gross and net proceeds of approximately $1.0 million and $0.7 million, respectively, from the exercise of the January 2023 Existing Warrants by the exercising holders (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

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

Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $7.06 per share. Additionally, Panacea agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 22,246 shares of common stock in exchange for our agreement to issue to Panacea new warrants, or the February 2023 New Warrants, to purchase up to an aggregate of 44,492 shares of common stock. We received aggregate gross and net proceeds of approximately $0.2 million and $0.1 million, respectively, from the exercise of the February 2023 Existing Warrants by Panacea (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

As of March 31, 2023, including the proceeds from the exercise of the January 2023 Existing Warrants and the February 2023 Existing Warrants, we had cash and cash equivalents of $4.2 million and current liabilities of $2.8 million.

On April 20, 2023, we entered into an underwriting agreement with Ladenburg as the sole underwriter relating to a public offering, or the April 2023 Offering, of an aggregate of 3,686,006 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants are immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

In addition, Ladenburg exercised in full a 45-day option, or the Overallotment Option, to purchase up to 552,900 additional shares of common stock and/or warrants to purchase up to 552,900 additional shares of common stock.

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2.93 per unit. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

With the net proceeds from the April 2023 Offering, we believe that we have sufficient resources available to support our development activities and fund our business operations through the first quarter of 2024. However, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date that the financial statements are issued.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three months ended March 31, 2023, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

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

Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that goodwill may be impaired. For example, a significant decline in the closing share price of our common stock and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying amount, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. Since early 2022, we have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis.

During the first quarter of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million for the three months ended March 31, 2023, recognized within operating expenses in our condensed consolidated statements of operations.

The following table represents identifiable intangible assets and goodwill as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Goodwill	$2,574	$3,058

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income, net. Foreign currency transactions resulted in gains of approximately $0.1 million and $0.2 million for the three-month periods ended March 31, 2023 and 2022, respectively.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to credit risk, consist principally of cash and cash equivalents. All cash and cash equivalents are held in U.S. financial institutions and money market funds. At times, we may maintain cash balances in excess of the federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any credit losses associated with our balances in such accounts for the three months ended March 31, 2023 or the year ended December 31, 2022.

Severance

In January 2022, in order to focus our resources on the development of our istaroxime pipeline, we began to reduce costs related to KL4 surfactant that were not already transferred to our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our aerosol delivery system technologies. In February 2022, management communicated its commitment to provide severance payments to impacted employees, provided that they remained employed with us through their expected termination dates. The total severance cost for impacted employees was approximately $0.4 million, which was accrued over the service periods of the employees and was paid ratably through September 30, 2022. We incurred $0.3 million of expense related to these severance arrangements during the three months ended March 31, 2022, which was included in research and development expense. The related liability as of March 31, 2022 was also $0.3 million and was included as part of accrued expenses. All amounts due were paid in 2022.

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

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (See the section titled, “Note 7 – Restructured Debt Liability”), we established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or the Exchange and Termination Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability was recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

Research and Development

We account for research and development expense by the following categories: (a) product development and manufacturing, (b) clinical, medical, and regulatory operations, and (c) direct clinical and preclinical development programs. Research and development expense includes personnel, facilities, manufacturing and quality operations, pharmaceutical development, research, clinical, regulatory, other preclinical and clinical activities and medical affairs. Research and development costs are charged to operations as incurred in accordance with Accounting Standards Codification, or ASC, Topic 730, Research and Development.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of March 31, 2023 and 2022, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, as well as the vesting of restricted stock units, was 0.5 million and 0.4 million shares, respectively. For the three months ended March 31, 2023 and 2022, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

We do not have any components of other comprehensive (loss) income.

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, or ASU 2021-04. ASU 2021-04 provides guidance regarding the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The ASU was effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2021-04 on January 1, 2023, which did not have a material impact on our consolidated financial statements and related disclosures. We apply ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date of this guidance.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$3,255	$3,255	$-	$-
Total Assets	$3,255	$3,255	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$4,212	$4,212	$-	$-
Total Assets	$4,212	$4,212	$-	$-

Fair Value on a Non-Recurring Basis

The table below categorizes assets measured at fair value on a non-recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Goodwill	$2,574	$-	$-	$2,574

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Intangible assets:
Rostafuroxin drug candidate	$2,910	$-	$-	$2,910

Goodwill	$3,058	$-	$-	$3,058

Certain of our assets were measured at fair value on a non-recurring basis during the three months ended March 31, 2023 and the year ended December 31, 2022. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2022. Our goodwill was also recorded at its estimated fair value as a result of the impairment test performed in 2022 and during the three months ended March 31, 2023 (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets and Goodwill”).

Significant factors considered in estimating the fair value of the IPR&D intangible asset related to our rostafuroxin drug candidate include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for the IPR&D intangible asset were estimated based on forecasted revenue and costs, taking into account the expected product life cycle, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D intangible asset; (ii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iii) the tax rate, which considers geographic diversity of the projected cash flows. Quantitative information about the significant unobservable inputs used in the fair value measurement of the IPR&D intangible asset included a discount rate of 20.0% and a tax rate of 30.0%, respectively, for 2022. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidate and market conditions which could result in future impairment charges related to the indefinite-lived intangible asset balance.

In order to perform the goodwill impairment test, we compare the estimated fair value of our reporting unit to its carrying value. Significant factors considered in estimating the fair value of our reporting unit include the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Quantitative information about the significant unobservable inputs used in the fair value measurement of the reporting unit included an estimated control premium of 50% for both periods.

Note 6 – Loans Payable

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% fixed annual interest rate. Payments of approximately $126,000 were due monthly from July 2022 through March 2023. As of December 31, 2022, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the first quarter of 2023.

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

Note 7 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield, or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 167 shares of our common stock at an exercise price of $118,020.00 per share held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) 474 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (z) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). The liability was recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of March 31, 2023 and December 31, 2022, the restructured debt liability balance was $15.0 million.

Note 8 – Mezzanine Equity and Stockholders’ Equity

January 2023 Warrant Exercise Inducement Offer Letters

On January 20, 2023, we entered into warrant exercise inducement offer letters with certain holders of certain of our: (i) warrants issued in December 2019 to purchase 1,573 shares of common stock with an exercise price of $604.50 per share; (ii) warrants issued in May 2020 to purchase 5,598 shares of common stock with an exercise price of $398.75 per share, and (iii) warrants issued in March 2021 to purchase 89,001 shares of common stock with an exercise price of $180.00 per share (collectively, the January 2023 Existing Warrants).

Pursuant to the terms of the inducement letters, we agreed to amend the January 2023 Existing Warrants by lowering the exercise price of the January 2023 Existing Warrants to $10.00 per share. Additionally, the exercising holders agreed to exercise for cash all of their January 2023 Existing Warrants to purchase an aggregate of 96,172 shares of common stock in exchange for our agreement to issue to such exercising holders new warrants, or the January 2023 New Warrants, to purchase up to an aggregate of 192,344 shares of common stock. We received aggregate gross and net proceeds of approximately $1.0 million and $0.7 million, respectively, from the exercise of the January 2023 Existing Warrants by the exercising holders.

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

The amendment of the January 2023 Existing Warrants by lowering the exercise price and issuing the January 2023 New Warrants is considered a modification of the January 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the January 2023 Existing Warrants to cash exercise their warrants, resulting in the imminent exercise of the January 2023 Existing Warrants, which raised equity capital and generated net proceeds for us of approximately $0.7 million. The total fair value of the consideration of the modification includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair value immediately prior to and immediately after the modification) and the initial fair value of the January 2023 New Warrants. The fair values were calculated using the Black-Scholes model and we determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants, was $1.2 million.

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

Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $7.06 per share. Additionally, Panacea agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 22,246 shares of common stock in exchange for our agreement to issue to Panacea new warrants, or the February 2023 New Warrants, to purchase up to an aggregate of 44,492 shares of common stock. We received aggregate gross and net proceeds of approximately $0.2 million and $0.1 million, respectively, from the exercise of the February 2023 Existing Warrants by Panacea.

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

The amendment of the February 2023 Existing Warrants by lowering the exercise price and issuing the February 2023 New Warrants is considered a modification of the February 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce Panacea to cash exercise their warrants, resulting in the imminent exercise of the February 2023 Existing Warrants, which raised equity capital and generated net proceeds for us of approximately $0.1 million. The total fair value of the consideration of the modification includes the incremental fair value of the February 2023 Existing Warrants (determined by comparing the fair value immediately prior to and immediately after the modification) and the initial fair value of the February 2023 New Warrants. The fair values were calculated using the Black-Scholes model and we determined that the total fair value of the consideration related to the modification of the February 2023 Existing Warrants, including the initial fair value of the February 2023 New Warrants, was $0.3 million.

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

For the three months ended March 31, 2022, we sold 4,007 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.2 million. For the three months ended March 31, 2023, we did not sell any shares of our common stock under the ATM Program.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of our public float during any 12-month period, and as of May 15, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

Note 9 – Stock-Based Compensation

We recognize expense in our interim unaudited condensed consolidated financial statements related to all stock-based awards granted to employees and non-employee directors based on their fair value on the date of grant. Compensation expense related to stock options is calculated using the Black-Scholes option-pricing model and is recognized ratably over the vesting period, which is typically three years. Compensation expense related to restricted stock unit, or RSU, awards is also recognized ratably over the vesting period, which is typically between one to three years.

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2023	78	$381.00
Forfeited or expired	(7)	319.69
Outstanding at March 31, 2023	71	$376.68	7.1

Vested and exercisable at March 31, 2023	53	$456.01	6.6

Vested and expected to vest at March 31, 2023	69	$377.17	7.1

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	11	$49.50
Vested	(3)	51.00
Cancelled	(1)	48.61
Outstanding at March 31, 2023	7	$49.31

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022

Research and development	$129	$235
General and administrative	156	535
Total	$285	$770

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities are based upon the historical volatility of our common stock and other factors. We also use historical data and other factors to estimate option exercises and forfeiture rates. The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of the grant.

Three Months Ended March 31,
2022

Weighted average expected volatility	106%
Weighted average expected term (in years)	6.9
Weighted average risk-free interest rate	1.70%
Expected dividends	-

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

As of March 31, 2023, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

Note 11 – Subsequent Events

April 2023 Public Offering

On April 20, 2023, we entered into the April 2023 Offering of an aggregate of 3,686,006 units with each unit consisting of one share of common stock and the April 2023 Warrants. The April 2023 Warrants are immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

In addition, Ladenburg exercised in full the Overallotment Option to purchase up to 552,900 additional shares of common stock and/or warrants to purchase up to 552,900 additional shares of common stock.

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2.93 per unit. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled "Forward-Looking Statements" and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission, or SEC, on March 31, 2023, as supplemented by our other filings with the SEC and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

We have incurred operating losses since our incorporation on November 6, 1992. For the three-month periods ended March 31, 2023 and 2022, we had operating losses of $4.2 million and $8.3 million, respectively. Included in our operating loss for the three and three months ended March 31, 2023 is a $0.5 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). As of March 31, 2023, we had an accumulated deficit of $828.6 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions.

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

Business and Program Updates

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 31, 2023, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Istaroxime (Early Cardiogenic Shock)

In September 2020, we initiated a Phase 2 clinical study of istaroxime for the acute treatment of cardiogenic shock in more severe heart failure patients than previously studied to evaluate the potential to improve blood pressure (primary measure) and cardiac function (secondary measure). The study also evaluated the safety and side effect profile of istaroxime in this patient population. In April 2022, we announced positive topline results with istaroxime in rapidly and significantly raising SBP. In May 2022, we presented data from our positive Phase 2 study of istaroxime in early cardiogenic shock in a late-breaker presentation at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. There is a significant unmet medical need in the area of early cardiogenic shock and severe heart failure. Istaroxime demonstrated a meaningful increase in blood pressure while simultaneously increasing cardiac output and preserving renal function in clinical trials of this condition. In order to continue our development of istaroxime for the acute treatment of cardiogenic shock, we are planning to extend enrollment in this clinical trial by up to 30 patients. We believe that this extension will advance the characterization of the physiology associated with longer dosing as well as additional dose optimization. We also believe that this extension will further characterize the effects associated with SERCA2a activation and will support our clinical and regulatory strategy for istaroxime.

Istaroxime (AHF)

We plan to utilize cardiogenic shock Phase 2 data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially proceed toward Phase 3 for acute decompensated heart failure in the normal to low SBP population subject to obtaining adequate funding.

SERCA2a Activators – Preclinical Oral, Chronic, and Acute Heart Failure Product Candidates

We are pursuing several early exploratory research programs to assess potential product candidates, including oral and intravenous SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements, or other strategic opportunities.

Rostafuroxin

Rostafuroxin has demonstrated efficacy in Caucasian patients in treatment naïve hypertension in a Phase 2b trial. During the second quarter of 2021, we concluded an initial process to test the industry’s interest in investing in our product candidate. We currently have not been able to secure a licensing transaction or other strategic opportunity. Based on feedback received from potential licensing partners, we have determined that there is a need for an additional Phase 2 clinical trial to demonstrate efficacy in African American patients in treatment resistant hypertension. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. We do not intend to conduct the additional Phase 2 clinical trial without securing such arrangement or partnership.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2022. For a discussion of our accounting policies, see the section titled, “Note 4 – Summary of Significant Accounting Policies” and, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, Note 4 – Accounting Policies and Recent Accounting Pronouncements. Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Goodwill and Intangible Assets

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three months ended March 31, 2023, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

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

Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that goodwill may be impaired. For example, a significant decline in the closing share price of our common stock and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying amount, indicating that an interim goodwill impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. Since early 2022, we have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis.

During the first quarter of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million for the three months ended March 31, 2023, recognized within operating expenses in our condensed consolidated statements of operations.

The following table represents identifiable intangible assets and goodwill as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Goodwill	$2,574	$3,058

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
(in thousands)	2023	2022	Change

Expenses:
Research and development	$1,415	$5,345	$(3,930)
General and administrative	2,292	2,988	(696)
Loss on impairment of goodwill	484	-	484
Total operating expenses	4,191	8,333	(4,142)
Operating loss	(4,191)	(8,333)	4,142

Other income (expense):
Interest income	44	1	43
Interest expense	(12)	(13)	1
Other income, net	48	218	(170)
Total other income, net	80	206	(126)

Net loss	$(4,111)	$(8,127)	$4,016

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, contract manufacturing organizations, contract laboratories, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) rents and utilities; (v) depreciation; (vi) travel; (vii) raw materials and supplies; (viii) royalties; and (ix) other. We expect that our research and development expenses will increase in 2023 as we continue the extension study of istaroxime for the treatment of early cardiogenic shock. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	Increase (Decrease)

Istaroxime - early cardiogenic shock	$424	$1,200	$(776)
Istaroxime - AHF	(20)	545	(565)
KL4 surfactant	(82)	213	(295)
Total direct clinical and preclinical programs	322	1,958	(1,636)

Product development and manufacturing	245	1,622	(1,377)
Clinical, medical, and regulatory operations	848	1,765	(917)
Total research and development expenses	$1,415	$5,345	$(3,930)

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 million and $0.7 million, respectively, for the three months ended March 31, 2023 and 2022.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Total direct clinical and preclinical programs expenses decreased $1.6 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in expenses in our istaroxime - early cardiogenic shock, istaroxime – AHF, and KL4 surfactant programs as described below.

Istaroxime - early cardiogenic shock costs decreased $0.8 million for the three months ended March 31, 2023 compared to the same period in 2022. Costs relate to our Phase 2 global clinical study of istaroxime for the acute treatment of early cardiogenic shock. In September 2020, we initiated a Phase 2 clinical study of istaroxime for the acute treatment of cardiogenic shock and we completed enrollment in that study in March 2022. Since that time, we have continued our development of istaroxime for the acute treatment of cardiogenic shock in preparation for a planned extension of enrollment in this clinical trial by up to 30 patients.

Istaroxime - AHF costs decreased $0.6 million for the three months ended March 31, 2023 compared to the same period in 2022. Costs relate to limited ongoing clinical and preclinical development activities and decreased $0.6 million for the three months ended March 31, 2023 compared to the same period in 2022 due to toxicology studies performed in 2022.

KL4 surfactant costs decreased $0.3 million for the three months ended March 31, 2023 compared to the same period in 2022 following the completion of enrollment in January 2022 of our Phase 2b study of lucinactant for patients with severe COVID-19 associated acute respiratory distress syndrome. Costs related to the KL4 surfactant platform are expected to continue to decrease as we complete close-out activities on prior KL4 surfactant platform clinical trials and focus our resources on the development of our istaroxime pipeline.

Product Development and Manufacturing

Product development and manufacturing includes (i) manufacturing operations with our contract manufacturing organization, validation activities, quality assurance; and (ii) pharmaceutical and manufacturing development activities of our drug product candidates, including development of istaroxime. These costs include employee expenses, facility-related costs, depreciation, costs of drug substances (including raw materials), supplies, quality assurance activities, and expert consultants and outside services to support pharmaceutical development activities.

Product development and manufacturing expenses decreased $1.4 million for the three months ended March 31, 2023 compared to the same period in 2022 due to (i) a decrease of $0.6 million related to our decision in January 2022 to begin reducing costs associated with the KL4 surfactant platform including analytical testing and support; (ii) headcount reductions of $0.4 million; and (iii) $0.4 million in accelerated depreciation following the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform during the first quarter of 2022.

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

Clinical, medical, and regulatory operations expenses decreased $0.9 million for the three months ended March 31, 2023 compared to the same period in 2022 due to (i) a decrease of $0.6 million in personnel costs related to reductions in headcount for the KL4 surfactant platform; (ii) a reversal of $0.2 million in royalty expense related to the KL4 surfactant platform in 2022; and (iii) a decrease of $0.1 million in non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facility, and other administrative costs.

General and administrative expenses decreased $0.7 million for the three months ended March 31, 2023 compared to the same period in 2022 due to (i) a decrease of $0.4 million in non-cash stock-based compensation expense; and (ii) a decrease of $0.3 million in personnel costs.

Other Income, Net

Interest income relates to interest on our money market account for the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, interest expense consists of interest expense associated with loans payable.

For the three months ended March 31, 2023 and 2022, other income, net primarily consists of $0.1 million and $0.2 million, respectively, in gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

We are subject to risks common to companies in the biotechnology industry, including but not limited to the need for additional capital, risks of failure of preclinical and clinical studies, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and risks associated with our international operations in Taiwan and activities abroad, including but not limited to having foreign suppliers, manufacturers, and clinical sites in support of our development activities.

We have incurred net losses since inception. Our net loss was $4.1 million and $8.1 million, respectively, for the three-month periods ended March 31, 2023 and 2022. Included in our net loss for the three months ended March 31, 2023 is a $0.5 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of March 31, 2023, we had an accumulated deficit of $828.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the three months ended March 31, 2022, we sold 4,007 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.2 million. For the three months ended March 31, 2023, we did not sell any shares of our common stock under the ATM Program (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of May 15, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

On January 20, 2023, we entered into warrant exercise inducement offer letters with certain holders of certain of our: (i) warrants issued in December 2019 to purchase 1,573 shares of common stock with an exercise price of $604.50 per share; (ii) warrants issued in May 2020 to purchase 5,598 shares of common stock with an exercise price of $398.75 per share, and (iii) warrants issued in March 2021 to purchase 89,001 shares of common stock with an exercise price of $180.00 per share (collectively, the January 2023 Existing Warrants).

Pursuant to the terms of the inducement letters, we agreed to amend the January 2023 Existing Warrants by lowering the exercise price of the January 2023 Existing Warrants to $10.00 per share. Additionally, the exercising holders agreed to exercise for cash all of their January 2023 Existing Warrants to purchase an aggregate of 96,172 shares of common stock in exchange for our agreement to issue to such exercising holders new warrants, or the January 2023 New Warrants, to purchase up to an aggregate of 192,344 shares of common stock. We received aggregate gross and net proceeds of approximately $1.0 million and $0.7 million, respectively, from the exercise of the January 2023 Existing Warrants by the exercising holders (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

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

Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $7.06 per share. Additionally, Panacea agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 22,246 shares of common stock in exchange for our agreement to issue to Panacea new warrants, or the February 2023 New Warrants, to purchase up to an aggregate of 44,492 shares of common stock. We received aggregate gross and net proceeds of approximately $0.2 million and $0.1 million, respectively, from the exercise of the February 2023 Existing Warrants by Panacea (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

As of March 31, 2023, including the proceeds from the exercise of the January 2023 Existing Warrants and the February 2023 Existing Warrants, we had cash and cash equivalents of $4.2 million and current liabilities of $2.8 million.

On April 20, 2023, we entered into an underwriting agreement with Ladenburg as the sole underwriter relating to a public offering, or the April 2023 Offering, of an aggregate of 3,686,006 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants are immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

In addition, Ladenburg exercised in full a 45-day option, or the Overallotment Option, to purchase up to 552,900 additional shares of common stock and/or warrants to purchase up to 552,900 additional shares of common stock.

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2.93 per unit. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

With the net proceeds from the April 2023 Offering, we believe that we have sufficient resources available to support our development activities and fund our business operations through the first quarter of 2024. However, we do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date that the financial statements are issued.

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

Cash Flows

Cash flows for the three months ended March 31, 2023 consist of $2.5 million of net cash used in operating activities and $0.6 million of net cash provided by financing activities. Cash flows for the three months ended March 31, 2022 consist of $6.7 million of net cash used in operating activities and $0.1 million of net cash used in financing activities.

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2023 and consisted primarily of (i) a net loss of $4.1 million; partially offset by (ii) changes in operating assets and liabilities of $0.7 million; (iii) a non-cash loss on impairment of goodwill of $0.5 million; (iv) non-cash stock-based compensation of $0.3 million; and (v) non-cash lease expense of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $6.7 million for the three months ended March 31, 2022 and consisted primarily of (i) a net loss of $8.1 million; and (ii) an unrealized gain on foreign exchange rate changes of $0.2 million, partially offset by (iii) non-cash stock-based compensation of $0.8 million; (iv) depreciation and amortization of $0.5 million; (v) changes in operating assets and liabilities of $0.2 million; and (vi) non-cash lease expense of $0.2 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.6 million and includes (i) $0.8 million in proceeds from the exercise of common stock warrants, net of expenses; partially offset by (ii) $0.2 million of principal payments on loans payable.

Net cash used in financing activities for the three months ended March 31, 2022 was $0.1 million and includes (i) $0.3 million of principal payments on loans payable, partially offset by (ii) $0.2 million in net proceeds from the ATM Program.

Supplementary Disclosure of Non-Cash Activity

During the three months ended March 31, 2023, we entered into amendments to the January 2023 Existing Warrants and the February 2023 Existing Warrants which were accounted for as “Equity Issuance” classification modifications under the guidance of ASU 2021-04. The total fair value of the consideration of each of the modifications includes the incremental fair value of the January 2023 Existing Warrants and the February 2023 Existing Warrants, respectively (determined by comparing the fair value immediately prior to and immediately after the modification), and the initial fair value of the January 2023 New Warrants and the February 2023 New Warrants, respectively. The fair values were calculated using the Black-Scholes model. We determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants, was $1.2 million, and that the total fair value of the consideration related to the modification of the February 2023 Existing Warrants, including the initial fair value of the February 2023 New Warrants, was $0.3 million (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

The following sections provide a more detailed discussion of our available financing facilities.

Loan Payable to Bank Direct Capital Finance

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% fixed annual interest rate. Payments of approximately $126,000 were due monthly from July 2022 through March 2023. As of December 31, 2022, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the first quarter of 2023.

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

For the three months ended March 31, 2022, we sold 4,007 shares of our common stock under the ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.2 million. For the three months ended March 31, 2023, we did not sell any shares of our common stock under the ATM Program.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of our public float during any 12-month period, and as of May 15, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at March 31, 2023 and 2022 or during the periods then ended.

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

Our President and Chief Executive Officer and our Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

We have a significant amount of intangible assets, including goodwill, recorded on our condensed consolidated balance sheets which may lead to potentially significant impairment charges.

We have recorded significant goodwill and intangible assets on our condensed consolidated balance sheets as a result of a previous acquisition, which could become impaired and lead to material charges in the future. The amount of identifiable intangible assets and goodwill in our condensed consolidated balance sheets is significant due to the acquisition of CVie Therapeutics Ltd., or CVie Therapeutics, in December 2018. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin, which, as of March 31, 2023, are $22.3 million and $2.9 million, respectively, recorded in aggregate on our condensed consolidated balance sheets as intangible assets of $25.3 million. At March 31, 2023, goodwill recorded on our condensed consolidated balance sheets was $2.6 million.

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

Since early 2022, we have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis. During the first quarter of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million for the three months ended March 31, 2023, recognized within operating expenses in our condensed consolidated statements of operations.

The closing share price of our common stock has continued to decline subsequent to the end of the first quarter of 2023. If our share price continues to decline during the remainder of the second quarter of 2023, we may be at risk for future impairment to goodwill in the near term.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Windtree.	Incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 23, 2023.

4.1	Form of Warrant to Purchase Common Stock issued in January 2023.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023.

4.2	Form of Warrant to Purchase Common Stock issued in February 2023.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023.

10.1	Form of Inducement Letter dated January 20, 2023.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023.

10.2	Form of Inducement Letter dated February 21, 2023.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2023 and March 31, 2022, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and March 31, 2022, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: May 15, 2023	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer

Date: May 15, 2023	By: /s/ John A. Tattory
John A. Tattory
Interim Chief Financial Officer