Form 10-Q
period 2023-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2023-08-07
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 5,148,219 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties, which potentially could have a material adverse effect on our development programs, business and/or operations, include, but are not limited to the following:

●	our estimates regarding future results of operations, financial position, research and development costs, capital requirements, and our needs for additional financing;

●	how long we can continue to fund our operations with our existing cash and cash equivalents;

●	changes in market conditions, general economic conditions, and the banking sector, and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all;

●	the potential impairment of our intangible assets on our condensed consolidated balance sheet, which could lead to material impairment charges in the future;

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,467	$6,172
Prepaid expenses and other current assets	1,852	1,205
Total current assets	13,319	7,377

Property and equipment, net	216	262
Restricted cash	150	154
Operating lease right-of-use assets	1,640	1,853
Intangible assets	25,250	25,250
Goodwill	-	3,058
Total assets	$40,575	$37,954

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$964	$249
Accrued expenses	1,731	1,552
Operating lease liabilities - current portion	399	404
Loans payable	700	252
Total current liabilities	3,794	2,457

Operating lease liabilities - non-current portion	1,397	1,624
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	4,980	5,061
Total liabilities	28,971	27,942

Mezzanine Equity:
Series A redeemable preferred stock, $0.001 par value; 0 and 40,000 shares authorized; 0 and 38,610.119 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 and 4,960,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2023 and December 31, 2022; 5,148,220 and 772,203 shares issued at June 30, 2023 and December 31, 2022, respectively; 5,148,219 and 772,202 shares outstanding at June 30, 2023 and December 31, 2022, respectively	5	-
Additional paid-in capital	849,897	837,598
Accumulated deficit	(835,244)	(824,532)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	11,604	10,012
Total liabilities, mezzanine equity & stockholders’ equity	$40,575	$37,954

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Expenses:
Research and development	$1,763	$2,995	$3,178	$8,340
General and administrative	2,420	2,907	4,712	5,895
Loss on impairment of goodwill	2,574	11,636	3,058	11,636
Total operating expenses	6,757	17,538	10,948	25,871
Operating loss	(6,757)	(17,538)	(10,948)	(25,871)

Other income (expense):
Interest income	108	17	152	18
Interest expense	(13)	(13)	(25)	(26)
Other income, net	61	201	109	419
Total other income, net	156	205	236	411

Net loss	$(6,601)	$(17,333)	$(10,712)	$(25,460)

Net loss per common share
Basic and diluted	$(1.64)	$(29.68)	$(4.36)	$(44.28)

Weighted average number of common shares outstanding
Basic and diluted	4,030	584	2,455	575

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2021	-	$-	565	$-	$830,259	$(785,324)	-	$(3,054)	$41,881
Net loss	-	-	-	-	-	(8,127)	-	-	(8,127)
Stock-based compensation expense	-	-	-	-	770	-	-	-	770
Issuance of common stock, ATM Program, net of issuance costs of $6	-	-	4	-	205	-	-	-	205
Balance - March 31, 2022	-	$-	569	$-	$831,234	$(793,451)	-	$(3,054)	$34,729
Net loss	-	-	-	-	-	(17,333)	-	-	(17,333)
Stock-based compensation expense	-	-	-	-	781	-	-	-	781
Issuance of common stock, ATM Program, net of issuance costs of $32	-	-	19	-	1,020	-	-	-	1,020
Balance - June 30, 2022	-	$-	588	$-	$833,035	$(810,784)	-	$(3,054)	$19,197

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2022	39	$-	772	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	(4,111)	-	-	(4,111)
Redemption of Series A Preferred Stock	(39)	-	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	2	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses of $276	-	-	118	1	842	-	-	-	843
Reverse split adjustments - fractional share round ups	-	-	17	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	285	-	-	-	285
Balance - March 31, 2023	-	$-	909	$1	$838,725	$(828,643)	-	$(3,054)	$7,029
Net loss	-	-	-	-	-	(6,601)	-	-	(6,601)
Issuance of common stock and common stock warrants, net of issuance costs of $1,630	-	-	4,239	4	10,790	-	-	-	10,794
Stock-based compensation expense	-	-	-	-	382	-	-	-	382
Balance - June 30, 2023	-	$-	5,148	$5	$849,897	$(835,244)	-	$(3,054)	$11,604

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,712)	$(25,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	488
Stock-based compensation	667	1,551
Non-cash lease expense	213	307
Loss on impairment of goodwill	3,058	11,636
Loss on sale and disposal of property and equipment	-	19
Unrealized gain on foreign exchange rate changes	(85)	(485)
Changes in assets and liabilities:
Prepaid expenses and other current assets	132	496
Accounts payable	715	379
Accrued expenses	182	(576)
Operating lease liabilities	(232)	(328)
Net cash used in operating activities	(6,016)	(11,973)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	210
Purchase of property and equipment	-	(13)
Net cash provided by investing activities	-	197

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	10,794	-
Proceeds from exercise of common stock warrants, net of expenses	843	-
Principal payments on loans payable	(330)	(419)
Proceeds from ATM Program, net of issuance costs	-	1,225
Net cash provided by financing activities	11,307	806
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,291	(10,970)
Cash, cash equivalents, and restricted cash - beginning of period	6,326	22,502
Cash, cash equivalents, and restricted cash - end of period	$11,617	$11,532

Supplementary disclosure of non-cash activity:
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	$1,238	$-
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	274	-
Prepayment of insurance through third-party financing	778	1,132

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. We also plan to demonstrate that istaroxime can produce a therapeutic benefit in these settings with a differentiated safety profile compared to drugs currently used in these patients. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. We completed the SEISMiC Study and, in April 2022, announced positive topline results. Istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. In May 2022, we presented the SEISMiC Study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. A second manuscript comparing the two doses used in the trial was published in the Journal of Cardiac Failure in April 2023. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. We are currently initiating an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a. The SEISMiC Extension trial is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second quarter of 2024. Additionally, we are exploring the possibility of commencing a study in more severe SCAI Stage C cardiogenic shock.

Our heart failure cardiovascular portfolio also includes SERCA2a activators. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance rostafuroxin without securing such an arrangement or partnership.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2022. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred net losses since inception. Our net loss was $6.6 million and $10.7 million, respectively, for the three and six months ended June 30, 2023. Our net loss was $17.3 million and $25.5 million, respectively, for the three and six months ended June 30, 2022. Included in our net loss for the three and six months ended June 30, 2023 is a $2.6 million and $3.1 million loss on impairment of goodwill, respectively. Included in our net loss for the three and six months ended June 30, 2022 is an $11.6 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of June 30, 2023, we had an accumulated deficit of $835.2 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the six months ended June 30, 2022, we sold 22,745 shares of our common stock under the ATM Program resulting in net proceeds of approximately $1.2 million. For the three and six months ended June 30, 2023, we did not sell any shares of our common stock under the ATM Program (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of August 7, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2.93 per unit resulting in gross proceeds to us of approximately $12.4 million. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

As of June 30, 2023, we had cash and cash equivalents of $11.5 million and current liabilities of $3.8 million.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and six months ended June 30, 2023, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

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

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. We recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the six months ended June 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of June 30, 2023, goodwill was written down to zero on our condensed consolidated balances sheet.

The following table represents identifiable intangible assets and goodwill as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Goodwill	$-	$3,058

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income, net. Foreign currency transactions resulted in net gains of approximately $0.1 million and $0.2 million for the three-month periods ended June 30, 2023 and 2022, respectively. Foreign currency transactions resulted in net gains of approximately $0.1 million and $0.4 million for the six-month periods ended June 30, 2023 and 2022, respectively.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to credit risk, consist principally of cash and cash equivalents. All cash and cash equivalents are held in U.S. financial institutions and money market funds. At times, we may maintain cash balances in excess of the federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any credit losses associated with our balances in such accounts for the three and six months ended June 30, 2023 or the year ended December 31, 2022.

Severance

In June 2023, we implemented certain reductions in headcount. The total severance cost for impacted employees is approximately $0.2 million, which was accrued at the date of the separations and will be paid ratably through December 2023. We incurred approximately $0.2 million of expense related to these severance arrangements during the three months ended June 30, 2023, which is included in research and development expense. The related liability as of June 30, 2023 is approximately $0.2 million and is included as part of accrued expenses.

In January 2022, in order to focus our resources on the development of our istaroxime program, we began to reduce costs related to KL4 surfactant that were not already transferred to our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement. These costs include certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our aerosol delivery system technologies. In February 2022, management communicated its commitment to provide severance payments to impacted employees, provided that they remained employed with us through their expected termination dates. The total severance cost for impacted employees was approximately $0.4 million, which was accrued over the service periods of the employees and was paid ratably through September 30, 2022. We incurred approximately $0.3 million of expense related to these severance arrangements during the six months ended June 30, 2022, which was included in research and development expense. The related liability as of June 30, 2022 was $0.2 million and was included as part of accrued expenses. All amounts due were paid in 2022.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

During the first quarter of 2022, we determined that certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform would be abandoned by March 31, 2022. We accelerated depreciation of these assets during the first quarter of 2022, resulting in $0.4 million of additional depreciation expense for the six months ended June 30, 2022.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of June 30, 2023 and 2022, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, as well as the vesting of restricted stock units, was 4.8 million and 0.4 million shares, respectively. For the three and six months ended June 30, 2023 and 2022, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2023	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$10,362	$10,362	$-	$-
Total Assets	$10,362	$10,362	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$4,212	$4,212	$-	$-
Total Assets	$4,212	$4,212	$-	$-

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the six months ended June 30, 2023 and the year ended December 31, 2022. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2022. Our goodwill was also recorded at its estimated fair value as a result of the impairment tests performed in 2022 and during the six months ended June 30, 2023, which resulted in the goodwill being written down to zero as of June 30, 2023. (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets and Goodwill”).

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

Note 6 – Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $77,000 are due monthly from July 2023 through March 2024. As of June 30, 2023, the outstanding principal of the loan was $0.7 million.

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

As of June 30, 2023 and December 31, 2022, the restructured debt liability balance was $15.0 million.

Note 8 – Mezzanine Equity and Stockholders’ Equity

April 2023 Public Offering

On April 20, 2023, we commenced the April 2023 Offering for a public offering of an aggregate of 3,686,006 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants are immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

In addition, Ladenburg exercised in full the Overallotment Option to purchase up to 552,900 additional shares of common stock and/or warrants to purchase up to 552,900 additional shares of common stock.

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2.93 per unit resulting in gross proceeds to us of approximately $12.4 million. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

We have determined that the appropriate accounting treatment under ASC 480, Distinguishing Liabilities from Equity, or ASC 480, is to classify the shares of common stock and the April 2023 Warrants issued in the April 2023 Offering as equity. We have also determined that the April 2023 Warrants are not in their entirety a derivative under the scope of ASC 815, Derivatives and Hedging, or ASC 815, due to the scope exception under ASC 815-10-15-74, nor are there any material embedded derivatives that require separate accounting. We allocated the net proceeds from the April 2023 Offering based on the relative fair value of the common stock and the April 2023 Warrants.

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

Upon issuance of the Series A Preferred Stock, the Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to attend or return a proxy card for the Special Meeting, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed at the Initial Redemption Time. Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock were classified within mezzanine equity. The shares of Series A Preferred Stock were recorded at redemption value, which approximates fair value.

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

For the six months ended June 30, 2022, we sold 22,745 shares of our common stock under the ATM Program resulting in net proceeds of approximately $1.2 million. For the three and six months ended June 30, 2023, we did not sell any shares of our common stock under the ATM Program.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of our public float during any 12-month period, and as of August 7, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2023	78	$381.00
Forfeited or expired	(10)	299.70
Outstanding at June 30, 2023	68	$381.92	6.8

Vested and exercisable at June 30, 2023	53	$447.82	6.5

Vested and expected to vest at June 30, 2023	66	$382.01	6.8

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	11	$49.50
Vested	(3)	48.55
Cancelled	(2)	48.85
Outstanding at June 30, 2023	6	$50.55

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Research and development	$58	$147	$187	$382
General and administrative	324	634	480	1,169
Total	$382	$781	$667	$1,551

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

As of June 30, 2023, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

A&R License Agreement with Lee’s (HK)

Previously, we were developing a KL4 surfactant platform, including AEROSURF (lucinactant for inhalation), to address a range of serious respiratory conditions in children and adults. In order to focus our resources on the development of our istaroxime program, we suspended all internal AEROSURF clinical activities in November 2020, and, in January 2022 we began to reduce all other costs related to the KL4 surfactant platform that were not already being performed by our licensee, Lee’s (HK) and Zhaoke, under the terms of the Original License Agreement.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled "Forward-Looking Statements" and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission, or SEC, on March 31, 2023, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. We also plan to demonstrate that istaroxime can produce a therapeutic benefit in these settings with a differentiated safety profile compared to drugs currently used in these patients. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. We completed the SEISMiC Study and, in April 2022, announced positive topline results. Istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. In May 2022, we presented the SEISMiC Study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. A second manuscript comparing the two doses used in the trial was published in the Journal of Cardiac Failure in April 2023. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. We are currently initiating an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a. The SEISMiC Extension trial is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second quarter of 2024. Additionally, we are exploring the possibility of commencing a study in more severe SCAI Stage C cardiogenic shock.

Our heart failure cardiovascular portfolio also includes SERCA2a activators. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance rostafuroxin without securing such an arrangement or partnership.

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

We have incurred operating losses since our incorporation on November 6, 1992. Our operating loss was $6.8 million and $10.9 million, respectively, for the three and six months ended June 30, 2023. Our operating loss was $17.5 million and $25.9 million, respectively, for the three and six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $835.2 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

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

Istaroxime (Cardiogenic Shock)

In September 2020, we initiated the SEISMiC Study, a Phase 2 clinical study of istaroxime for the acute treatment of early cardiogenic shock in more severe heart failure patients than previously studied to evaluate the potential to improve blood pressure (primary measure) and cardiac function (secondary measure). The SEISMiC Study also evaluated the safety and side effect profile of istaroxime in this patient population. In April 2022, we announced positive topline results with istaroxime in rapidly and significantly raising SBP. In May 2022, we presented data from the SEISMiC Study in a late-breaker presentation at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. A second manuscript comparing the two doses used in the trial was published in the Journal of Cardiac Failure in April 2023. There is a significant unmet medical need in the area of early cardiogenic shock and severe heart failure. Istaroxime demonstrated a meaningful increase in blood pressure while simultaneously increasing cardiac output and preserving renal function in clinical trials of this condition. We are currently initiating the SEISMiC Extension to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including those due to activation of SERCA2a. The SEISMiC Extension trial is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second quarter of 2024.

Additionally, we are exploring the possibility of commencing a study in more severe SCAI Stage C cardiogenic shock. SCAI Stage C is characterized by hypotension and hypoperfusion (reduced blood flow to vital organs). It is sometimes referred to as “classic shock.” Patients with Stage C cardiogenic shock require treatment with inotropes, vasopressors, and/or mechanical cardiac support devices. It is hoped that istaroxime can provide pharmacological support to SCAI Stage C patients without some of the deleterious side effects that are associated with currently available inotropes and vasopressors. SCAI Stage C cardiogenic shock patients will be a very important population to study for regulatory approval.

Istaroxime (AHF)

We plan to utilize cardiogenic shock Phase 2 data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially proceed toward Phase 3 for acute decompensated heart failure in the normal to low SBP population subject to obtaining adequate funding.

SERCA2a Activators – Preclinical Oral, Chronic, and Acute Heart Failure Product Candidates

We are pursuing several early exploratory research programs to assess potential product candidates, including oral and intravenous SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements, or other strategic opportunities. Additionally, the United States Patent and Trademark Office has issued a Notice of Allowance for our patent application covering our dual mechanism SERCA2a Activators.

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

Goodwill and Intangible Assets

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and six months ended June 30, 2023, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

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

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. We recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the six months ended June 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of June 30, 2023, goodwill was written down to zero on our condensed consolidated balances sheet.

The following table represents identifiable intangible assets and goodwill as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Goodwill	$-	$3,058

RESULTS OF OPERATIONS

Comparison of the Three and Six Months EndedJune 30, 2023 and 2022

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2023	2022	Change	2023	2022	Change

Expenses:
Research and development	$1,763	$2,995	$(1,232)	$3,178	$8,340	$(5,162)
General and administrative	2,420	2,907	(487)	4,712	5,895	(1,183)
Loss on impairment of goodwill	2,574	11,636	(9,062)	3,058	11,636	(8,578)
Total operating expenses	6,757	17,538	(10,781)	10,948	25,871	(14,923)
Operating loss	(6,757)	(17,538)	10,781	(10,948)	(25,871)	14,923

Other income (expense):
Interest income	108	17	91	152	18	134
Interest expense	(13)	(13)	-	(25)	(26)	1
Other income, net	61	201	(140)	109	419	(310)
Total other income, net	156	205	(49)	236	411	(175)

Net loss	$(6,601)	$(17,333)	$10,732	$(10,712)	$(25,460)	$14,748

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, contract manufacturing organizations, contract laboratories, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) rents and utilities; (v) depreciation; (vi) travel; (vii) raw materials and supplies; and (viii) other. We expect that our research and development expenses will increase in 2023 as we continue the SEISMiC Extension trial of istaroxime for the treatment of early cardiogenic shock. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)

Istaroxime – cardiogenic shock program	$617	$974	$(357)	$1,041	$2,174	$(1,133)
Istaroxime – AHF	12	111	(99)	(8)	656	(664)
KL4 surfactant	48	78	(30)	(34)	291	(325)
Total direct clinical and preclinical programs	677	1,163	(486)	999	3,121	(2,122)

Product development and manufacturing	241	420	(179)	486	2,042	(1,556)
Clinical, medical, and regulatory operations	845	1,412	(567)	1,693	3,177	(1,484)
Total research and development expenses	$1,763	$2,995	$(1,232)	$3,178	$8,340	$(5,162)

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 million and $0.3 million, respectively, for the three months ended June 30, 2023 and 2022, and $0.2 million and $1.0 million, respectively, for the six months ended June 30, 2023 and 2022.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Total direct clinical and preclinical programs expenses decreased $0.5 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a decrease in expenses in our istaroxime – cardiogenic shock program and istaroxime – AHF programs as described below.

Total direct clinical and preclinical programs expenses decreased $2.1 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to a decrease in expenses in our istaroxime – cardiogenic shock program and istaroxime – AHF programs as described below.

Istaroxime – cardiogenic shock program costs decreased $0.4 million and $1.1 million, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. Costs relate to the SEISMiC Study, which was completed in mid-2022, start-up costs for the SEISMiC Extension study, and limited start-up costs for a possible study of istaroxime in more severe SCAI Stage C cardiogenic shock patients. Since the completion of the SEISMiC Study in mid-2022, we have continued our development of istaroxime for the acute treatment of cardiogenic shock in preparation for the SEISMiC Extension trial, which was initiated during the third quarter of 2023 and is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock.

Istaroxime – AHF costs decreased $0.1 million and $0.7 million, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. Costs relate to limited ongoing clinical and preclinical development activities and decreased $0.1 million and $0.7 million for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to focusing our resources on the start-up and initiation of the SEISMiC Extension study.

KL4 surfactant costs remained the same for the three months ended June 30, 2023 compared to the same period in 2022. KL4 surfactant costs decreased $0.3 million for the six months ended June 30, 2023 compared to the same period in 2022 following the completion of enrollment in January 2022 of our Phase 2b study of lucinactant for patients with severe COVID-19 associated acute respiratory distress syndrome. Costs related to the KL4 surfactant platform are expected to continue to decrease as we complete close-out activities on prior KL4 surfactant platform clinical trials and focus our resources on the development of our istaroxime program.

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

Product development and manufacturing expenses decreased $0.2 million for the three months ended June 30, 2023 compared to the same period in 2022 due to headcount reductions.

Product development and manufacturing expenses decreased $1.6 million for the six months ended June 30, 2023 compared to the same period in 2022 due to (i) a decrease of $0.6 million related to our decision in January 2022 to begin reducing costs associated with the KL4 surfactant platform including analytical testing and support; (ii) headcount reductions of $0.6 million; and (iii) $0.4 million in accelerated depreciation following the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform during the first quarter of 2022.

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

Clinical, medical, and regulatory operations expenses decreased $0.6 million for the three months ended June 30, 2023 compared to the same period in 2022 due to (i) a decrease of $0.4 million in personnel costs related to reductions in headcount for the KL4 surfactant platform; and (ii) a reversal of $0.2 million in royalty expense related to the KL4 surfactant platform in 2022.

Clinical, medical, and regulatory operations expenses decreased $1.5 million for the six months ended June 30, 2023 compared to the same period in 2022 due to (i) a decrease of $1.0 million in personnel costs related to reductions in headcount for the KL4 surfactant platform; (ii) a reversal of $0.4 million in royalty expense related to the KL4 surfactant platform in 2022; and (iii) a decrease of $0.1 million in non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses decreased $0.5 million for the three months ended June 30, 2023 compared to the same period in 2022 due to (i) a decrease of $0.3 million in non-cash stock-based compensation expense as we have not granted equity to employees as of June 30, 2023; (ii) a decrease of $0.2 million in incentive bonus expense; (iii) a decrease of $0.1 million in personnel costs; and (iv) a decrease of $0.1 million in insurance costs; partially offset by (v) an increase of $0.2 million in professional fees.

General and administrative expenses decreased $1.2 million for the six months ended June 30, 2023 compared to the same period in 2022 due to (i) a decrease of $0.7 million in non-cash stock-based compensation expense as we have not granted equity to employees as of June 30, 2023; (ii) a decrease of $0.3 million in incentive bonus expense; (iii) a decrease of $0.3 million in personnel costs; and (iv) a decrease of $0.1 million in insurance costs; partially offset by (v) an increase of $0.2 million in professional fees.

Other Income, Net

Interest income relates to interest on our money market account for the three and six months ended June 30, 2023 and 2022.

For the three and six months ended June 30, 2023 and 2022, interest expense consists of interest expense associated with loans payable.

For the three months ended June 30, 2023 and 2022, other income, net primarily consists of $0.1 million and $0.2 million, respectively, in net gains on foreign currency translation. For the six months ended June 30, 2023 and 2022, other income, net primarily consists of $0.1 million and $0.4 million, respectively, in net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

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

We have incurred net losses since inception. Our net loss was $6.6 million and $10.7 million, respectively, for the three and six months ended June 30, 2023. Our net loss was $17.3 million and $25.5 million, respectively, for the three and six months ended June 30, 2022. Included in our net loss for the three and six months ended June 30, 2023 is a $2.6 million and $3.1 million loss on impairment of goodwill, respectively. Included in our net loss for the three and six months ended June 30, 2022 is an $11.6 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of June 30, 2023, we had an accumulated deficit of $835.2 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

We are party to an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through an at-the-market program, or the ATM Program. For the six months ended June 30, 2022, we sold 22,745 shares of our common stock under the ATM Program resulting in net proceeds of approximately $1.2 million. For the three and six months ended June 30, 2023, we did not sell any shares of our common stock under the ATM Program (See the section titled, “Note 8 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of August 7, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2.93 per unit resulting in gross proceeds to us of approximately $12.4 million. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

As of June 30, 2023, we had cash and cash equivalents of $11.5 million and current liabilities of $3.8 million.

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

Cash Flows

Cash flows for the six months ended June 30, 2023 consist of $6.0 million of net cash used in operating activities and $11.3 million of net cash provided by financing activities. Cash flows for the six months ended June 30, 2022 consist of $12.0 million of net cash used in operating activities, $0.2 million of net cash provided by investing activities, and $0.8 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $6.0 million for the six months ended June 30, 2023 and consisted primarily of (i) a net loss of $10.7 million; and (ii) an unrealized gain on foreign exchange rate changes of $0.1 million; partially offset by (iii) a non-cash loss on impairment of goodwill of $3.1 million; (iv) changes in operating assets and liabilities of $0.8 million; (v) non-cash stock-based compensation of $0.7 million; and (vi) non-cash lease expense of $0.2 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $12.0 million for the six months ended June 30, 2022 and consisted primarily of (i) a net loss of $25.5 million; and (ii) an unrealized gain on foreign exchange rate changes of $0.5 million, partially offset by (iii) a non-cash loss on impairment of goodwill of $11.6 million; (iv) non-cash stock-based compensation of $1.6 million; (v) depreciation and amortization of $0.5 million; and (vi) non-cash lease expense of $0.3 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Investing Activities

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2022 and primarily includes proceeds from sale of property and equipment related to the decommissioning and sale of certain manufacturing and laboratory equipment assets previously used for the KL4 surfactant platform. There was no net cash used in or provided by investing activities during the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $11.3 million and includes (i) $10.8 million in net proceeds from the April 2023 public offering; and (ii) $0.8 million in proceeds from the exercise of common stock warrants, net of expenses; partially offset by (ii) $0.3 million of principal payments on loans payable.

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

April 2023 Public Offering

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

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2.93 per unit resulting in gross proceeds to us of approximately $12.4 million. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

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

For the six months ended June 30, 2022, we sold 22,745 shares of our common stock under the ATM Program resulting in net proceeds of approximately $1.2 million. For the three and six months ended June 30, 2023, we did not sell any shares of our common stock under the ATM Program.

The shares of common stock issued and sold under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of our public float during any 12-month period, and as of August 7, 2023, we have sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $77,000 are due monthly from July 2023 through March 2024. As of June 30, 2023, the outstanding principal of the loan was $0.7 million.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at June 30, 2023 and 2022 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by risk factors included in our Quarterly Report on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 or our Quarterly Report on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

4.1	Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.19 to Windtree’s Amendment No. 1 to the Registration Statement on Form S-1, as filed with the SEC on April 7, 2023.

4.2	Pre-Funded Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.20 to Windtree’s Amendment No. 1 to the Registration Statement on Form S-1, as filed with the SEC on April 7, 2023.

4.3	Warrant Agency Agreement	Incorporated by reference to Exhibit 4.21 to Windtree’s Amendment No. 1 to the Registration Statement on Form S-1, as filed with the SEC on April 7, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2023 and June 30, 2022, (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2023 and June 30, 2022, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 7, 2023	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer

Date: August 7, 2023	By: /s/ John A. Tattory
John A. Tattory
Interim Chief Financial Officer