Form 10-Q
period 2023-09-30
WINDTREE THERAPEUTICS INC /DE/
filed 2023-11-09
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 5,148,219 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

●

potential delays and uncertainties in our anticipated timelines and milestones and additional costs associated with the impact of the residual effects of the coronavirus pandemic and the evolving events in Israel and Gaza on our clinical trial operations;

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

●	economic uncertainty resulting from inflation and the rapid increase in interest rates, including concerns involving liquidity, defaults or other non-performance by financial institutions; and

●	economic uncertainty resulting from geopolitical instability, including the ongoing military conflict between Russia and Ukraine, the People’s Republic of China and the Republic of China (Taiwan), and the evolving events in Israel and Gaza.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,365	$6,172
Prepaid expenses and other current assets	1,543	1,205
Total current assets	8,908	7,377

Property and equipment, net	205	262
Restricted cash	150	154
Operating lease right-of-use assets	1,544	1,853
Intangible assets	25,250	25,250
Goodwill	-	3,058
Total assets	$36,057	$37,954

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$944	$249
Accrued expenses	1,859	1,552
Operating lease liabilities - current portion	439	404
Loans payable	467	252
Total current liabilities	3,709	2,457

Operating lease liabilities - non-current portion	1,251	1,624
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	4,813	5,061
Total liabilities	28,573	27,942

Mezzanine Equity:
Series A redeemable preferred stock, $0.001 par value; 0 and 40,000 shares authorized; 0 and 38,610.119 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 and 4,960,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2023 and December 31, 2022; 5,148,220 and 772,203 shares issued at September 30, 2023 and December 31, 2022, respectively; 5,148,219 and 772,202 shares outstanding at September 30, 2023 and December 31, 2022, respectively	5	-
Additional paid-in capital	850,202	837,598
Accumulated deficit	(839,669)	(824,532)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	7,484	10,012
Total liabilities, mezzanine equity & stockholders’ equity	$36,057	$37,954

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Expenses:
Research and development	$2,110	$1,543	$5,288	$9,883
General and administrative	2,580	2,653	7,292	8,548
Loss on impairment of goodwill	-	454	3,058	12,090
Total operating expenses	4,690	4,650	15,638	30,521
Operating loss	(4,690)	(4,650)	(15,638)	(30,521)

Other income (expense):
Interest income	112	39	264	57
Interest expense	(13)	(14)	(38)	(40)
Other income, net	166	569	275	988
Total other income, net	265	594	501	1,005

Net loss	$(4,425)	$(4,056)	$(15,137)	$(29,516)

Net loss per common share
Basic and diluted	$(0.86)	$(6.51)	$(4.50)	$(49.94)

Weighted average number of common shares outstanding
Basic and diluted	5,148	623	3,363	591

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2021	-	$-	565	$-	$830,259	$(785,324)	-	$(3,054)	$41,881
Net loss	-	-	-	-	-	(8,127)	-	-	(8,127)
Stock-based compensation expense	-	-	-	-	770	-	-	-	770
Issuance of common stock, ATM Program, net of issuance costs of $6	-	-	4	-	205	-	-	-	205
Balance - March 31, 2022	-	$-	569	$-	$831,234	$(793,451)	-	$(3,054)	$34,729
Net loss	-	-	-	-	-	(17,333)	-	-	(17,333)
Stock-based compensation expense	-	-	-	-	781	-	-	-	781
Issuance of common stock, ATM Program, net of issuance costs of $32	-	-	19	-	1,020	-	-	-	1,020
Balance - June 30, 2022	-	$-	588	$-	$833,035	$(810,784)	-	$(3,054)	$19,197
Net loss	-	-	-	-	-	(4,056)	-	-	(4,056)
Stock-based compensation expense	-	-	-	-	744	-	-	-	744
Issuance of common stock, ATM Program, net of issuance costs of $47	-	-	65	-	1,535	-	-	-	1,535
Balance - September 30, 2022	-	$-	653	$-	$835,314	$(814,840)	-	$(3,054)	$17,420

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2022	39	$-	772	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	(4,111)	-	-	(4,111)
Redemption of Series A Preferred Stock	(39)	-	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	2	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses of $276	-	-	118	1	842	-	-	-	843
Reverse split adjustments - fractional share round ups	-	-	17	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	285	-	-	-	285
Balance - March 31, 2023	-	$-	909	$1	$838,725	$(828,643)	-	$(3,054)	$7,029
Net loss	-	-	-	-	-	(6,601)	-	-	(6,601)
Issuance of common stock and common stock warrants, net of issuance costs of $1,630	-	-	4,239	4	10,790	-	-	-	10,794
Stock-based compensation expense	-	-	-	-	382	-	-	-	382
Balance - June 30, 2023	-	$-	5,148	$5	$849,897	$(835,244)	-	$(3,054)	$11,604
Net loss	-	-	-	-	-	(4,425)	-	-	(4,425)
Stock-based compensation expense	-	-	-	-	305	-	-	-	305
Balance - September 30, 2023	-	$-	5,148	$5	$850,202	$(839,669)	-	$(3,054)	$7,484

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,137)	$(29,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	509
Stock-based compensation	972	2,295
Non-cash lease expense	309	417
Loss on impairment of goodwill	3,058	12,090
Loss on sale and disposal of property and equipment	12	19
Unrealized gain on foreign exchange rate changes	(261)	(941)
Changes in assets and liabilities:
Prepaid expenses and other current assets	443	687
Accounts payable	695	(283)
Accrued expenses	317	(898)
Operating lease liabilities	(338)	(451)
Net cash used in operating activities	(9,870)	(16,072)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	210
Purchase of property and equipment	(15)	(13)
Net cash (used in) provided by investing activities	(15)	197

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	10,794	-
Proceeds from exercise of common stock warrants, net of expenses	843	-
Principal payments on loans payable	(563)	(797)
Proceeds from ATM Program, net of issuance costs	-	2,760
Net cash provided by financing activities	11,074	1,963
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,189	(13,912)
Cash, cash equivalents, and restricted cash - beginning of period	6,326	22,502
Cash, cash equivalents, and restricted cash - end of period	$7,515	$8,590

Supplementary disclosure of non-cash activity:
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	$1,238	$-
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	274	-
Prepayment of insurance through third-party financing	778	1,132

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. We also plan to demonstrate that istaroxime can produce a therapeutic benefit in these settings with a differentiated safety profile compared to drugs currently used in these patients. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. We completed the SEISMiC Study and, in April 2022, announced positive topline results. Istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. In May 2022, we presented the SEISMiC Study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. A second manuscript comparing the two doses used in the trial was published in the Journal of Cardiac Failure in April 2023. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. We are currently initiating an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a. The SEISMiC Extension trial is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in mid-2024. Additionally, we are engaged in start-up procedures and exploring the possibility of commencing a small study in more severe SCAI Stage C cardiogenic shock.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2022. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred net losses since inception. Our net loss was $4.4 million and $15.1 million, respectively, for the three and nine months ended September 30, 2023. Our net loss was $4.1 million and $29.5 million, respectively, for the three and nine months ended September 30, 2022. Included in our net loss for the nine months ended September 30, 2023 is a $3.1 million loss on impairment of goodwill. Included in our net loss for the three and nine months ended September 30, 2022 is a $0.5 million and $12.1 million loss on impairment of goodwill, respectively (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2023, we had an accumulated deficit of $839.7 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program, or the ATM Program (See the section titled, “Note 11 – Subsequent Event”).

The shares of common stock we may issue or sell under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-261878), which was declared effective by the SEC on January 3, 2022. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of November 9, 2023, we have approximately $2.05 million that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

In April 2023, we received gross proceeds of approximately $12.4 million and net proceeds of approximately $10.8 million related to a public offering of 4,238,906 units, inclusive of 552,900 units related to a fully exercised over-allotment option, at a price per unit of $2.93. Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance.

As of September 30, 2023, we had cash and cash equivalents of $7.4 million and current liabilities of $3.7 million.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and nine months ended September 30, 2023, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

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

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. We recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the nine months ended September 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of September 30, 2023, goodwill was zero on our condensed consolidated balances sheet.

The following table represents identifiable intangible assets and goodwill as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Goodwill	$-	$3,058

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income, net. Foreign currency transactions resulted in net gains of approximately $0.2 million and $0.5 million for the three-month periods ended September 30, 2023 and 2022, respectively. Foreign currency transactions resulted in net gains of approximately $0.3 million and $0.9 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to credit risk, consist principally of cash and cash equivalents. All cash and cash equivalents are held in U.S. financial institutions and money market funds. At times, we may maintain cash balances in excess of the federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any credit losses associated with our balances in such accounts for the three and nine months ended September 30, 2023 or the year ended December 31, 2022.

Severance

In July 2023, we entered into a separation agreement with an executive, which provides that the former employee will be entitled to receive (i) a severance amount equal to the sum of the employee’s base salary then in effect and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus awarded to other contract executives for the year 2023, prorated for the number of days of the employee’s employment during 2023, and payable at the time that other contract executives are paid bonuses with respect to 2023. The severance amount related to the departure of this executive is approximately $0.5 million, which was accrued in general and administrative expense at the date of the separation, and will be paid ratably through July 2024. As of September 30, 2023, approximately $0.1 million was paid. The remaining liability as of September 30, 2023 is approximately $0.4 million and is included in accrued expenses.

In June 2023, we implemented certain reductions in headcount. The total severance cost for impacted employees is approximately $0.2 million, which was accrued in research and development expense at the date of the separations and will be paid ratably through December 2023. As of September 30, 2023, approximately $0.1 million of severance costs was paid. The remaining liability as of September 30, 2023 is approximately $0.1 million and is included in accrued expenses.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of September 30, 2023 and 2022, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, as well as the vesting of restricted stock units, was 5.1 million and 0.4 million shares, respectively. For the three and nine months ended September 30, 2023 and 2022, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per share.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2023	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$6,472	$6,472	$-	$-
Total Assets	$6,472	$6,472	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$4,212	$4,212	$-	$-
Total Assets	$4,212	$4,212	$-	$-

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the nine months ended September 30, 2023 and the year ended December 31, 2022. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2022. Our goodwill was also recorded at its estimated fair value as a result of the impairment tests performed in 2022 and during the six months ended June 30, 2023, which resulted in the goodwill being written down to zero as of June 30, 2023. (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets and Goodwill”).

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

Note 6 – Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $77,000 are due monthly from July 2023 through April 2024. As of September 30, 2023, the outstanding principal of the loan was $0.5 million.

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

Note 7 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Exchange and Termination Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield, or the Deerfield Loan, in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 167 shares of our common stock at an exercise price of $118,020 per share held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) 474 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Exchange and Termination Agreement) on the closing date, and (z) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Exchange and Termination Agreement (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). The liability was recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of September 30, 2023 and December 31, 2022, the restructured debt liability balance was $15.0 million.

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

Accounting for the January 2023 and February 2023 Warrant Exercise Inducement Offer Letters

The amendment of the January 2023 Existing Warrants and the February 2023 Existing Warrants by lowering the exercise prices and issuing the January 2023 New Warrants and the February 2023 New Warrants is considered a modification of the January 2023 Existing Warrants and the February 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders to cash exercise their warrants, resulting in the imminent exercise of the January 2023 Existing Warrants and the February 2023 Existing Warrants, which raised equity capital and generated net proceeds for us of approximately $0.7 million and $0.1 million, respectively. The total fair value of the consideration of the modification includes the incremental fair value of the January 2023 Existing Warrants and the February 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification) and the initial fair value of the January 2023 New Warrants and the February 2023 New Warrants. The fair values were calculated using the Black-Scholes model and we determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants and the February 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants and the February 2023 New Warrants, was $1.2 million and $0.3 million, respectively.

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

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg, or the 2020 ATM Program, pursuant to which we were able to offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through the 2020 ATM Program.

For the nine months ended September 30, 2022, we sold 87,556 shares of our common stock under the 2020 ATM Program resulting in net proceeds of approximately $2.8 million. For the nine months ended September 30, 2023, we did not sell any shares of our common stock under the 2020 ATM Program.

The shares of common stock issued and sold under the 2020 ATM Program were registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020 and expired on September 29, 2023. The 2020 ATM Program was terminated by us and Ladenburg on November 9, 2023.

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program (See the section titled, “Note 11 – Subsequent Event”).

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

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2023	78	$381.00
Granted	213	1.21
Forfeited or expired	(12)	259.02
Outstanding at September 30, 2023	279	$93.29	9.0

Vested and exercisable at September 30, 2023	57	$434.41	6.0

Vested and expected to vest at September 30, 2023	259	$94.61	9.0

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	11	$49.50
Awarded	142	1.21
Vested	(3)	48.55
Cancelled	(3)	49.57
Outstanding at September 30, 2023	147	$2.94

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Research and development	$93	$198	$280	$580
General and administrative	212	546	692	1,715
Total	$305	$744	$972	$2,295

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

	Nine Months Ended September 30,
	2023	2022

Weighted average expected volatility	112%	106%
Weighted average expected term (in years)	6.0	6.9
Weighted average risk-free interest rate	4.33%	1.70%
Expected dividends	-	-

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

As of September 30, 2023, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

Note 11 – Subsequent Event

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program, or the ATM Program. We are not obligated to make any sales under the ATM Program, and as of November 9, 2023, we have not sold any shares under the ATM Program. If we issue a sale notice to Ladenburg, we will designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions. Sales under the ATM Program will be made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, and declared effective on January 3, 2022 and a prospectus supplement related thereto, relating to the issuance and sale of up to approximately $2.05 million of shares of common stock.

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

We agreed to pay Ladenburg a commission of 3% of the gross sales price of any shares sold pursuant to the ATM Program. The rate of compensation will not apply when Ladenburg acts as principal, in which case such rate shall be separately negotiated. We also agreed to reimburse Ladenburg for the fees and disbursements of its counsel in an amount not to exceed $60,000, in addition to certain ongoing disbursements of its legal counsel up to $3,000 per calendar quarter.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled “Forward-Looking Statements” and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the Securities and Exchange Commission, or SEC, on March 31, 2023, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2023 and the three and six months ended June 30, 2023 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important cardiovascular care markets. Our development programs are primarily focused on the treatment of cardiovascular diseases. Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. We also plan to demonstrate that istaroxime can produce a therapeutic benefit in these settings with a differentiated safety profile compared to drugs currently used in these patients. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. We completed the SEISMiC Study and, in April 2022, announced positive topline results. Istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. In May 2022, we presented the SEISMiC Study results at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. A second manuscript comparing the two doses used in the trial was published in the Journal of Cardiac Failure in April 2023. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. We are currently initiating an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a. The SEISMiC Extension trial is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in mid-2024. Additionally, we are engaged in start-up procedures and exploring the possibility of commencing a small study in more severe SCAI Stage C cardiogenic shock.

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

We have incurred operating losses since our incorporation on November 6, 1992. Our operating loss was $4.7 million and $15.6 million, respectively, for the three and nine months ended September 30, 2023. Our operating loss was $4.7 million and $30.5 million, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $839.7 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

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

Istaroxime (Cardiogenic Shock)

In September 2020, we initiated the SEISMiC Study, a Phase 2 clinical study of istaroxime for the acute treatment of early cardiogenic shock in more severe heart failure patients than previously studied to evaluate the potential to improve blood pressure (primary measure) and cardiac function (secondary measure). The SEISMiC Study also evaluated the safety and side effect profile of istaroxime in this patient population. In April 2022, we announced positive topline results with istaroxime in rapidly and significantly raising SBP. In May 2022, we presented data from the SEISMiC Study in a late-breaker presentation at the European Society of Cardiology Heart Failure Meeting in Madrid, Spain and, in September 2022, the results were published in the European Journal of Heart Failure. A second manuscript comparing the two doses used in the trial was published in the Journal of Cardiac Failure in April 2023. There is a significant unmet medical need in the area of early cardiogenic shock and severe heart failure. Istaroxime demonstrated a meaningful increase in blood pressure while simultaneously increasing cardiac output and preserving renal function in clinical trials of this condition. We are currently initiating the SEISMiC Extension to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including those due to activation of SERCA2a. The SEISMiC Extension trial is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in mid-2024.

Additionally, we are engaged in start-up procedures and exploring the possibility of commencing a small study in more severe SCAI Stage C cardiogenic shock. SCAI Stage C is characterized by hypotension and hypoperfusion (reduced blood flow to vital organs). It is sometimes referred to as “classic shock.” Patients with Stage C cardiogenic shock require treatment with inotropes, vasopressors, and/or mechanical cardiac support devices. It is hoped that istaroxime can provide pharmacological support to SCAI Stage C patients without some of the deleterious side effects that are associated with currently available inotropes and vasopressors. SCAI Stage C cardiogenic shock patients will be a very important population to study for regulatory approval.

Istaroxime (AHF)

We plan to utilize cardiogenic shock Phase 2 data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially proceed toward Phase 3 for acute decompensated heart failure in the normal to low SBP population subject to obtaining adequate funding.

SERCA2a Activators – Preclinical Oral, Chronic, and Acute Heart Failure Product Candidates

We are pursuing several early exploratory research programs to assess potential product candidates, including oral and intravenous SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements, or other strategic opportunities. Additionally, the United States Patent and Trademark Office has issued US Patent No. 11,730,746 covering our dual mechanism SERCA2a activators. The new composition of matter patent titled: “17BETA-HETEROCYCLYL-DIGITALIS LIKE COMPOUNDS FOR THE TREATMENT OF HEART FAILURE,” provides patent protection through late 2039.

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

Goodwill and Intangible Assets

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and nine months ended September 30, 2023, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

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

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. We recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the nine months ended September 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of September 30, 2023, goodwill was zero on our condensed consolidated balances sheet.

The following table represents identifiable intangible assets and goodwill as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Goodwill	$-	$3,058

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months EndedSeptember 30, 2023 and 2022

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2023	2022	Change	2023	2022	Change

Expenses:
Research and development	$2,110	$1,543	$567	$5,288	$9,883	$(4,595)
General and administrative	2,580	2,653	(73)	7,292	8,548	(1,256)
Loss on impairment of goodwill	-	454	(454)	3,058	12,090	(9,032)
Total operating expenses	4,690	4,650	40	15,638	30,521	(14,883)
Operating loss	(4,690)	(4,650)	(40)	(15,638)	(30,521)	14,883

Other income (expense):
Interest income	112	39	73	264	57	207
Interest expense	(13)	(14)	1	(38)	(40)	2
Other income, net	166	569	(403)	275	988	(713)
Total other income, net	265	594	(329)	501	1,005	(504)

Net loss	$(4,425)	$(4,056)	$(369)	$(15,137)	$(29,516)	$14,379

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, contract manufacturing organizations, contract laboratories, consulting and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) stock-based compensation; (iv) rents and utilities; (v) depreciation; (vi) travel; (vii) raw materials and supplies; and (viii) other. We expect that our research and development expenses will increase in 2023 as we continue the SEISMiC Extension trial of istaroxime for the treatment of early cardiogenic shock and start-up procedures for a possible small study in more severe SCAI Stage C cardiogenic shock. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)

Istaroxime – cardiogenic shock program	$1,264	$685	$579	$2,305	$2,859	$(554)
Istaroxime – AHF	17	48	(31)	9	704	(695)
KL4 surfactant	-	109	(109)	(34)	400	(434)
Total direct clinical and preclinical programs	1,281	842	439	2,280	3,963	(1,683)

Product development and manufacturing	249	239	10	735	2,281	(1,546)
Clinical, medical, and regulatory operations	580	462	118	2,273	3,639	(1,366)
Total research and development expenses	$2,110	$1,543	$567	$5,288	$9,883	$(4,595)

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.3 million and $1.1 million, respectively, for the nine months ended September 30, 2023 and 2022.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Total direct clinical and preclinical programs expenses increased $0.4 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in expenses in our istaroxime – cardiogenic shock program due to the initiation of the SEISMiC Extension study during the third quarter of 2023 and planning and start-up costs for the potential study of istaroxime in more severe SCAI Stage C cardiogenic shock patients as described below.

Total direct clinical and preclinical programs expenses decreased $1.7 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to the timing of trial execution costs for the SEISMiC Extension study, which was initiated during the third quarter of 2023, compared to the SEISMiC Study, which was completed in mid-2022, as well as decreases in expenses in our istaroxime – AHF costs and KL4 surfactant costs as described below.

Istaroxime – cardiogenic shock program costs increased $0.6 million for the three months ended September 30, 2023 compared to the same period in 2022 due to the initiation of the SEISMiC Extension study during the third quarter of 2023, which is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock, and planning and start-up costs for the potential study of istaroxime in more severe SCAI Stage C cardiogenic shock. Istaroxime – cardiogenic shock program costs decreased $0.6 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to the timing of trial execution costs for the SEISMiC Extension study, which was initiated during the third quarter of 2023, compared to the SEISMiC Study, which was completed in mid-2022.

Istaroxime – AHF costs for the three months ended September 30, 2023 are comparable to the same period in 2022 and relate to limited ongoing clinical and preclinical development activities. Istaroxime – AHF costs decreased $0.7 million for the nine months ended September 30, 2023 compared to the same periods in 2022 due to focusing our resources on the start-up and initiation of the SEISMiC Extension study.

KL4 surfactant costs decreased $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Costs decreased following the completion of enrollment in January 2022 of our Phase 2b study of lucinactant for patients with severe COVID-19 associated acute respiratory distress syndrome. Costs related to the KL4 surfactant platform are expected to continue to decrease as we complete close-out activities on prior KL4 surfactant platform clinical trials and focus our resources on the development of our istaroxime program.

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

Product development and manufacturing expenses for the three months ended September 30, 2023 are comparable to the same period in 2022.

Product development and manufacturing expenses decreased $1.5 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to (i) headcount reductions of $0.6 million; (ii) a decrease of $0.5 million related to our decision in January 2022 to begin reducing costs associated with the KL4 surfactant platform including analytical testing and support; and (iii) $0.4 million in accelerated depreciation following the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform during the first quarter of 2022.

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

Clinical, medical, and regulatory operations expenses increased $0.1 million for the three months ended September 30, 2023 compared to the same period in 2022 due to (i) a decrease of $0.4 million in personnel costs related to reductions in headcount for the KL4 surfactant platform; and (ii) a decrease of $0.1 million in non-cash stock-based compensation expense; offset by (iii) a $0.6 million reversal of royalty expense in the third quarter of 2022 related to the KL4 surfactant platform.

Clinical, medical, and regulatory operations expenses decreased $1.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to (i) a decrease of $1.1 million in personnel costs related to reductions in headcount for the KL4 surfactant platform; (ii) a decrease of $0.3 million in incentive bonus expense; and (iii) a decrease of $0.2 million in non-cash stock-based compensation expense; partially offset by (iii) a $0.2 million reversal of royalty expense in 2022 related to the KL4 surfactant platform.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses decreased $0.1 million for the three months ended September 30, 2023 compared to the same period in 2022 due to (i) a decrease of $0.3 million in non-cash stock-based compensation expense due to the timing of equity grants during 2023 compared to 2022; (ii) a decrease of $0.2 million in personnel costs due to headcount reductions; (iii) a decrease of $0.2 million in incentive bonus expense; and (iv) a decrease of $0.1 million in insurance costs; partially offset by (v) an increase of $0.4 million in severance expense related to a former executive; and (vi) an increase of $0.3 million in professional fees.

General and administrative expenses decreased $1.3 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to (i) a decrease of $1.0 million in non-cash stock-based compensation expense due to the timing of equity grants during 2023 compared to 2022; (ii) a decrease of $0.5 million in personnel costs due to headcount reductions; (iii) a decrease of $0.5 million in incentive bonus expense; and (iv) a decrease of $0.2 million in insurance costs; partially offset by (v) an increase of $0.5 million in professional fees; and (vi) an increase of $0.4 million in severance expense related to a former executive.

Other Income, Net

Interest income relates to interest on our money market account for the three and nine months ended September 30, 2023 and 2022.

For the three and nine months ended September 30, 2023 and 2022, interest expense consists of interest expense associated with loans payable.

For the three and nine months ended September 30, 2023 and 2022, other income, net primarily consists of net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

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

We have incurred net losses since inception. Our net loss was $4.4 million and $15.1 million, respectively, for the three and nine months ended September 30, 2023. Our net loss was $4.1 million and $29.5 million, respectively, for the three and nine months ended September 30, 2022. Included in our net loss for the nine months ended September 30, 2023 is a $3.1 million loss on impairment of goodwill. Included in our net loss for the three and nine months ended September 30, 2022 is a $0.5 million and $12.1 million loss on impairment of goodwill, respectively (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2023, we had an accumulated deficit of $839.7 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program, or the ATM Program (See the section titled, “Note 11 – Subsequent Event”).

The shares of common stock we may issue or sell under the ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-261878), which was declared effective by the SEC on January 3, 2022. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of November 9, 2023, we have approximately $2.05 million that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

In April 2023, we received gross proceeds of approximately $12.4 million and net proceeds of approximately $10.8 million related to a public offering of 4,238,906 units, inclusive of 552,900 units related to a fully exercised over-allotment option, at a price per unit of $2.93. Each unit consisted of one share of our common stock and a warrant to purchase one share of common stock, or the Warrant. The Warrants are immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance.

As of September 30, 2023, we had cash and cash equivalents of $7.4 million and current liabilities of $3.7 million.

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

Cash Flows

Cash flows for the nine months ended September 30, 2023 consist of $9.9 million of net cash used in operating activities and $11.1 million of net cash provided by financing activities. Cash flows for the nine months ended September 30, 2022 consist of $16.1 million of net cash used in operating activities, $0.2 million of net cash provided by investing activities, and $2.0 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2023 and consisted primarily of (i) a net loss of $15.1 million; and (ii) an unrealized gain on foreign exchange rate changes of $0.3 million; partially offset by (iii) a non-cash loss on impairment of goodwill of $3.1 million; (iv) changes in operating assets and liabilities of $1.1 million; (v) non-cash stock-based compensation of $1.0 million; (vi) non-cash lease expense of $0.3 million; and (vii) depreciation and amortization of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $16.1 million for the nine months ended September 30, 2022 and consisted primarily of (i) a net loss of $29.5 million; (ii) changes in operating assets and liabilities of $0.9 million; and (iii) an unrealized gain on foreign exchange rate changes of $0.9 million, partially offset by (iv) a non-cash loss on impairment of goodwill of $12.1 million; (v) non-cash stock-based compensation of $2.3 million; (vi) depreciation and amortization of $0.5 million; and (vii) non-cash lease expense of $0.4 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Investing Activities

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2022 and primarily includes proceeds from sale of property and equipment related to the decommissioning and sale of certain manufacturing and laboratory equipment assets previously used for the KL4 surfactant platform. There was a de minimis amount of net cash used in investing activities during the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $11.1 million and includes (i) $10.8 million in net proceeds from the April 2023 public offering; and (ii) $0.8 million in proceeds from the exercise of common stock warrants, net of expenses; partially offset by (ii) $0.6 million of principal payments on loans payable.

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

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg, or the 2020 ATM Program, pursuant to which we were able to offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through the 2020 ATM Program.

For the nine months ended September 30, 2022, we sold 87,556 shares of our common stock under the 2020 ATM Program resulting in net proceeds of approximately $2.8 million. For the nine months ended September 30, 2023, we did not sell any shares of our common stock under the 2020 ATM Program.

The shares of common stock issued and sold under the 2020 ATM Program were registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020 and expired on September 29, 2023. The 2020 ATM Program was terminated by us and Ladenburg on November 9, 2023.

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program (See the section titled, “Note 11 – Subsequent Event”).

Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $77,000 are due monthly from July 2023 through April 2024. As of September 30, 2023, the outstanding principal of the loan was $0.5 million.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements at September 30, 2023 and 2022 or during the periods then ended.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.      Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal financial officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by risk factors included in our Quarterly Reports on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 or our Quarterly Reports on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and September 30, 2022, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: November 9, 2023	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer

Date: November 9, 2023	By: /s/ John A. Tattory
John A. Tattory
Interim Chief Financial Officer