Form 10-K
period 2023-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2024-04-16
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023 the aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.2 million (based on the closing price on The Nasdaq Capital Market on that date). In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

As of April 16, 2024, there were 9,183,220 shares of the registrant’s common stock outstanding.

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

●	We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability;

●	We have incurred indebtedness, which could adversely affect our operating flexibility and financial condition; and

●
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Risks Related to our Development Activities and Regulatory Approval of our Product Candidates

●
We are substantially dependent on the success of our lead product candidate istaroxime. To the extent that our clinical development of istaroxime is not successful, our business, financial condition, and results of operations may be materially adversely affected and the price of our common stock may decline; and

●
Although we have multiple product candidates or potential indications of those candidates in our clinical pipeline, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

i

Risks Related to Government Regulation

●
Our activities are subject to various and complex laws and regulations, and we are susceptible to a changing regulatory environment. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have a material adverse effect on our business, financial condition and results of operations ;

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

●	We effected a reverse stock split on February 24, 2023, and will need to effect a future reverse stock split to regain compliance with the Nasdaq Capital Market listing rules, which may adversely impact the market price of our common stock;

●	The market price of our common stock may be highly volatile, and investors may not be able to resell their shares at or above the price at which they purchase them;

●	The Certificate of Designation for the Series B Preferred Stock and our 10% senior convertible notes, or the Notes, each contain anti-dilution provisions that may result in the reduction of the conversion price of the Series B Preferred Stock and the Notes. These features may increase the number of shares of our common stock being issuable upon conversion of the Series B Preferred Stock and the Notes;

●	The Series B Preferred Stock have a liquidation preference senior to our common stock; and

●	Under the terms of the Notes, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties, which potentially could have a material adverse effect on our development programs, business and/or operations, include, but are not limited to the following:

●	our estimates regarding future results of operations, financial position, research and development costs, capital requirements, and our needs for additional financing;

●	how long we can continue to fund our operations with our existing cash and cash equivalents;

●	our ability to meet and regain compliance with the listing requirements of the Nasdaq Stock Market LLC, or Nasdaq;

●	changes in market conditions, general economic conditions, and the banking sector, and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all;

●	the potential impairment of our intangible assets on our consolidated balance sheet, which could lead to material impairment charges in the future;

●	our ability to repay indebtedness;

●

potential delays and uncertainties in our anticipated timelines and milestones and additional costs associated with the impact of the residual effects of the COVID-19 pandemic and the evolving events in Israel and Gaza on our clinical trial operations;

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

iii

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I

ITEM 1. BUSINESS.

Overview

We are a biotechnology company focused on advancing early and late-stage innovative therapies for critical conditions and diseases. Our portfolio of product candidates includes istaroxime, a Phase 2 candidate with sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activating properties for acute heart failure and associated cardiogenic shock, preclinical SERCA2a activators for heart failure, rostafuroxin for the treatment of hypertension in patients with a specific genetic profile, and a preclinical atypical protein kinase C iota, or aPKCi, inhibitor (topical and oral formulations), being developed for potential application in rare and broad oncology indications. We also have a licensing business model with partnership out-licenses currently in place.

Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In the fourth quarter of 2023, we initiated an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of SERCA2a. The SEISMiC Extension study is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second half of 2024. Additionally, we have recently initiated a small study in more severe SCAI Stage C cardiogenic shock, or SEISMiC C, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C study is expected to enroll up to 20 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2024. Our ability to complete both of these studies with their intended sample size is dependent upon us securing adequate resourcing for the program through financing efforts or business development activities.

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

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation SERCA2a activators, known as dual mechanism SERCA2a activators, and rostafuroxin, a Phase 2 product candidate for hypertension associated with specific genotypes. In addition, we are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in AHF with istaroxime. Further, we are engaged in discussions regarding potential global licensing partnerships outside of Lee’s (HK) territory.

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a Licence Agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, including the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug, or IND, enabling activities and are in the process of determining the expected clinical development plan for the platform.

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

Product Candidate	Indication	Status	Next Expected Milestone
Cardiovascular Programs
Istaroxime	Cardiogenic Shock	Phase 2

Completed clinical study in 60 patients; announced positive topline data results in April 2022. Initiated the SEISMiC Extension study during the third quarter of 2023, which is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock. Initiated a study of istaroxime in more severe SCAI Stage C cardiogenic shock during the fourth quarter of 2023 with the initial data readout after 20 patients are enrolled.

Istaroxime	AHF	Phase 2

Plan to utilize cardiogenic shock Phase 2 data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially proceed toward Phase 3 for acute decompensated heart failure in the normal to low SBP population.

Oral SERCA2a Activators	Chronic and AHF	Preclinical	Ongoing preclinical studies; pursuing potential licensing transactions, research partnership arrangements, or other strategic opportunities.
Rostafuroxin	Genetically Associated Treatment Resistant Hypertension	Phase 2	Pursuing licensing arrangements, other strategic partnerships, and/or grant funding.
Oncology Programs
aPKCi Inhibitor (topical and oral)	Cutaneous Malignancies and Solid Tumors	Preclinical	IND-enabling preclinical studies to support the development options under evaluation. Target diseases are to be determined after a detail multidisciplinary review of the options.

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

In order to continue our development of istaroxime for the acute treatment of cardiogenic shock, during the third quarter of 2023, we initiated the SEISMiC Extension study, which is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock. We believe that this extension will advance the characterization of the physiology associated with longer dosing as well as enhancing dose optimization. Additionally, in the fourth quarter of 2023, we commenced with study start up activities for the SEISMiC C study, which is expected to enroll up to 20 subjects with SCAI Stage C cardiogenic shock. We also believe that the SEISMiC Extension and SEISMiC C studies will further characterize the effects associated with SERCA2a activation and will support our clinical and regulatory strategy for istaroxime. We currently do not have sufficient capital to fully complete these clinical trials.

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

There is substantial potential synergy between our clinical trial program in early cardiogenic shock and our development program in acute decompensated heart failure. Both programs are focused on treating heart failure patients with acute congestion and low blood pressure requiring hospitalization. We believe that this category of heart failure patients (whether they are in shock or not) could particularly benefit from the unique profile and potential ability of istaroxime to improve cardiac function and increase blood pressure while maintaining or improving renal function. Our strategy is to advance istaroxime in cardiogenic shock as the lead indication and utilize this data and experience, along with the positive Phase 2a and 2b AHF studies, already completed, to potentially enter Phase 3 for acute decompensated heart failure in the normal to low SBP population. We currently do not have sufficient capital to execute our clinical trial in AHF and are seeking partnership opportunities to advance the program. We believe the Phase 3 AHF program being planned by our licensing partner in China may provide supportive data for potential AHF programs initiated in the future.

Rostafuroxin

Rostafuroxin is a novel investigational drug product candidate being developed for the treatment of hypertension in patients with a specific genetic profile, which is found in approximately 20% to 25% of the adult hypertensive population. Rostafuroxin has been studied in three Phase 2 clinical trials assessing reduction in blood pressure in a hypertensive population selected in accordance with the specified genetic profile. After positive Phase 2a results, a Phase 2b study was initiated. In this most recent Phase 2b clinical trial, rostafuroxin demonstrated efficacy in Caucasian patients in treatment naïve hypertension. As part of our annual quantitative impairment assessment of indefinite-lived in-process research and development, or IPR&D, intangible assets as of December 1, 2022, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we recorded an impairment of the related intangible asset during the year ended December 31, 2022. We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. We do not intend to conduct the additional Phase 2 clinical trial without securing such an arrangement or partnership.

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

Oncology Programs

Protein kinase inhibitors are a class of anti-cancer therapeutics that has made a significant impact on the treatment of cancers. Among the kinase targets for further development are the Protein Kinase C, or PKC, family, which are key components of many signaling pathways that drive the formation of cancer. Recently, numerous publications in the scientific literature have identified one member of the PKC family, aPKCi, as important in a number of oncogenic signaling pathways. Numerous scientific publications have identified aPKCi as an oncogene, whose presence and activation has been implicated in the development and growth of multiple forms of human cancer including basal cell carcinoma, or BCC, cutaneous T-cell lymphoma, pancreatic, non-small cell lung cancer, or NSCLC, acute myeloid leukemia, and several others. We are planning to advance aPKCi inhibitory compounds that, based on the literature and preclinical studies to date, we believe may be able to target important signaling pathways that are validated in scientific literature, including the Hedgehog (Hh) pathway, the RAS-RAF-MEK pathway, the TGFbeta pathway and the P13K-AKT-mTOR pathway. These signaling pathways are essential to the formation and growth of many tumor types, including BCC, lung, pancreatic, ovarian and colorectal cancers. GLI1 is a transcription factor at the terminal end of the Hh signaling pathway. In certain cancers, activation of GLI1 has been linked to the promotion of cancer properties such as proliferation, metastasis, chemotherapeutic resistance and others, and there has been observed correlation between GLI1 expression and disease severity. Preclinical data showed dose dependent modulation of BCC cell viability and GLI-1 pathway modulation (downstream from systemic pathway smoothened inhibitors) in vitro, as well as dose dependent anti-tumor activity in xenograft mouse models of non-small cell lung cancer and pancreatic ductal carcinoma.

We intend to create and execute a comprehensive clinical, regulatory and CMC development plan that leverages the assets unique characteristics and mechanisms of action on the highest unmet disease needs. We expect that some of the CMC work in process for our active pharmaceutical ingredient, or API, in aPKCi inhibitor (topical) will be applicable to the development efforts and future regulatory submissions for aPKCi inhibitor (oral). We plan to identify and assess the various opportunities across tumor types where there are preclinical data and the mechanism of drug action is appropriate for the disease. We will utilize the input of the Scientific Advisory Committee to create and evaluate this plan. The topical formulation brings options for some unique development opportunities such as BCC with the potential for more limited risk of side effects from therapy, therefore continuing to advance the topical formulation development as well as including this route in our toxicology studies will be an initial priority.

Given the early stage of these product candidates, however, there can be no assurances that we will be able to address this need and we are unable to ascertain with any certainty whether the required preclinical testing can be completed, or completed in a timely fashion, nor whether the preclinical data generated will be sufficient to get regulatory approval or allowance to initiate a human clinical trial.

aPKCi inhibitor (topical formulation previously designated as VAR-101)

The topical (cutaneous) formulation is a small molecule that may have potential for the treatment of BCC. The API in aPKCi inhibitor (topical) has demonstrated dose dependent anti-tumor activity in murine and human BCC cell lines, in studies performed at Cancer Research UK, or CRUK, a charity registered in England and Scotland, and based in London, United Kingdom. CRUK collaborators, including Stanford University under a sponsored research agreement with CRUK, completed the preclinical tumor cell line data and the BCC cell line data that formed the basis for additional “method of use” patents that are included in the License Agreement. These types of in vitro studies in tumor cell lines are typical early-stage models of activity or efficacy when testing a new chemical compound, the data from which is used in regulatory filings for first-in-man clinical trials. These mouse models of BCC and lung cancer were performed by CRUK and their collaborators.

aPKCi inhibitor (oral formulation previously designated as VAR-102)

The oral formulation is a small molecule that may have potential for the treatment of solid tumors. The API in the aPKCi inhibitor (oral)is the same as the API in aPKCi inhibitor (topical). In the scientific literature, the presence and activation of aPKCi has been implicated in the growth of multiple human cancers including NSCLC, pancreatic, and ovarian cancer. The API in aPKCi inhibitor (oral) has demonstrated dose dependent anti-tumor activity in a mouse model of NSCLC (squamous cell lung carcinoma), in studies performed at CRUK and with its collaborators. Preclinical experiments of the API in aPKCi inhibitor (oral), appears to show dose dependent anti-tumor activity in a xenograft non-small cell lung cancer model.

Our Strategy

We intend to maximize the value of our product candidates and proprietary technologies. Our strategy to achieve this goal includes plans to:

●

Continue to study istaroxime for cardiogenic shock and, if the drug demonstrates adequate potential to raise blood pressure and improve cardiac function with an acceptable safety profile, obtain further partnerships to support the late-stage development of an indication in cardiogenic shock. In March 2022, we completed a 60-patient Phase 2 clinical trial in early cardiogenic shock. In April 2022, we announced positive topline results with istaroxime in raising SBP. We are executing an extension study in cardiogenic shock to advance the characterization of the physiology associated with longer dosing as well as additional dose optimization. We have also initiated a small study in more severe SCAI Stage C cardiogenic shock to provide valuable information on the effects of istaroxime administration in more severe cardiogenic shock patients and istaroxime dosing information when given in addition to currently used rescue medications for shock;

●

Advance istaroxime for the treatment of AHF via our licensed partner regionally and potential future partnerships globally. We plan to utilize cardiogenic shock Phase 2 data and experience, along with the positive Phase 2a and 2b AHF studies, to potentially proceed toward Phase 3 for acute decompensated heart failure in the normal to low SBP population subject to obtaining adequate funding;

●

Advance development of chronic and acute preclinical heart failure programs. In an effort to create added value for our cardiovascular portfolio, we plan to advance oral (chronic) and intravenous (acute) SERCA2a activator product candidates through selected preclinical studies to progress toward submission of an investigational new drug application, or IND, subject to the receipt of adequate resourcing through potential licensing transactions, research partnership arrangements, or other strategic opportunities;

●	Advance development of our aPKCi platform through IND-enablement and into human testing. Our initial focus is on the topical formulation being developed for cutaneous malignancies. We intend to further refine the full development strategy and plan in the second half of 2024 by matching preclinical data, key product candidate attributes, scientific rationale and market opportunities to help determine what we would believe to be the optimal development path and tumor type program focus; and

●	Enhance our product portfolio and leverage our depth of experience in clinical development and commercialization, we plan to pursue a focused business development agenda directed towards enhancing our current offerings and identifying additional product candidates that enhance our portfolio and provide more opportunity to grow value and diversify risk. The strategic focus is on areas that fit our market focus (specialty critical, acute care and/or orphan designation), fit our scale for development and cost structure and leverage our therapeutic area and other competencies such as clinical-stage development.

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

Rostafuroxin has demonstrated efficacy in Caucasian patients in treatment naïve hypertension in a Phase 2b trial. As part of our annual quantitative impairment assessment of indefinite-lived in-process research and development, or IPR&D, intangible assets as of December 1, 2022, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we recorded an impairment of the related intangible asset during the year ended December 31, 2022 (See the section titled, “Note 4 – Accounting Policies – Intangible Assets and Goodwill”). We are continuing to pursue licensing arrangements and/or other strategic partnerships for rostafuroxin. We do not intend to conduct the additional Phase 2 clinical trial without securing such an arrangement or partnership.

Manufacturing

The drug product candidate for rostafuroxin is manufactured by an affiliate of Lee’s (HK).

The active pharmaceutical ingredient, or API, used in the production of the drug product candidate is manufactured by SciAnda (Changshu) Pharmaceutical, Ltd.

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

Preclinical Oncology Product Candidates

Our lead oncology product candidate is an aPKCi inhibitor with potential topical and oral formulations.

Method of Action

Protein kinase inhibitors are a class of anti-cancer therapeutics that has made a significant impact on the treatment of cancers. Among the kinase targets for further development are the PKC family, which are key components of many signaling pathways that drive the formation of cancer. Recently, numerous publications in the scientific literature have identified one member of the PKC family, aPKCi, as important in a number of oncogenic signaling pathways. We believe that our aPKCi compound has the potential to target key signaling pathways that are validated in scientific literature, including the Hedgehog (Hh) pathway, the RAS-RAF-MEK pathway, the TGFbeta pathway and the P13K-AKT-mTOR pathway. These signaling pathways are essential to the formation and growth of many tumor types, including BCC, lung, pancreatic, ovarian and colorectal cancers.

Preclinical Development

Our initial focus is on the topical formulation being developed for cutaneous malignancies. Because of the signaling pathways mentioned previously, basal cell skin cancer is an example of the type of cutaneous malignancy where an aPKCi inhibitor could potentially be efficacious. BCC originates in the basal part of the epidermis in sun-exposed skin surfaces. BCC is the most common form cancer in humans, and the most common form of skin cancer, estimated to occur in more than 3 million Americans annually. While rarely fatal, multiple BCCs (synchronous and metachronous) can occur in a single individual and can be destructive and disfiguring, especially when treatment is inadequate or delayed. BCC occurs on the head and neck (including face) in the majority of cases.

We intend to further refine the full development strategy and by the second half of 2024, we intend to analyze our optimal development path and tumor type program focus by assessing preclinical data, key product candidate attributes, scientific rationale and market opportunities.

Manufacturing

We do not own or operate manufacturing facilities for the production of topical or oral formulations of our aPKCi inhibitor or the APIs. We plan to rely upon third-party contract manufacturing organizations, or CMOs, to produce these product candidates. We believe that any materials required for the manufacture of these drug candidates could be obtained from more than one source.

Material Licenses and Collaborations

License, Development and Commercialization Agreement with Lee’s Pharmaceutical (HK) Ltd.

On January 12, 2024, we entered into a License, Development and Commercialization Agreement with Lee’s (HK) effective as of January 7, 2024, or the Lee’s (HK) License Agreement. Under the Lee’s (HK) License Agreement, we granted an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute and otherwise commercialize products that incorporate istaroxime for intravenous administration, rostafuroxin for oral administration, and our proprietary dual-mechanism SERCA2a activators for intravenous or oral administration, in each case for the prevention, mitigation and/or treatment of any disease, disorder or condition in humans including acute decompensated heart failure, cardiogenic shock, and chronic use following discharge of an individual hospitalized for acute decompensated heart failure in the Greater China region (See the section titled, “Note 18 – Subsequent Events”).

Amended and Restated License, Development and Commercialization Agreement with Lee’s Pharmaceutical (HK) Ltd. and Zhaoke Pharmaceutical (Hefei) Co. Ltd.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee” and each of which is an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s Holdings. The A&R License Agreement amends, restates and supersedes the Original License Agreement. The Original License Agreement previously granted Lee’s (HK) an exclusive license to develop, market and sell non-aerosolized KL4 surfactant for the treatment of human diseases and aerosolized KL4 surfactant (including AEROSURF, our investigative combination drug/device product) for the treatment of human respiratory diseases, in each case in Greater China, Japan, South Korea and certain other Southeast Asia countries. Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation, and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Laboratorios Del Dr. Esteve, S.A., or Esteve . If and when the exclusive license granted to Esteve terminates as to any country, such country automatically becomes part of the Licensed Territory of Licensee.

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

On January 16, 2024, we entered into Amendment No. 1 to the U.S. License Agreement with PMUSA and also entered into Amendment No. 1 to the License Agreement with PMPSA in which the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments in effect immediately prior to January 17, 2024 (See the section titled, “Note 9 – Other Current Liabilities”).

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

Intellectual Property

We continue to invest in maintaining and enforcing our potential competitive position through a number of means: (i) by protecting our exclusive rights in our cardiovascular agents including istaroxime, rostafuroxin and SERCA2a activators, (ii) by protecting our exclusive rights in our lyophilized KL4 surfactant, ADS and aerosol-conducting airway connector technologies through patents that we own or exclusively license, (iii) by protecting our exclusive rights in our early-stage oncology platform through patents that we exclusively license, (iv) by seeking regulatory exclusivities, including potential Orphan Drug and new drug product exclusivities, and (v) through protecting our trade secrets and proprietary methodologies that support our manufacturing and analytical processes.

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

Our Patents and Patent Applications Related to Istaroxime and SERCA2a Activators

We hold a patent portfolio of three patent families that include patents and patent applications directed to compounds, pharmaceutical formulations, methods of manufacturing, methods of delivery, and/or treatment methods using istaroxime and its metabolites and/or derivatives, as well as SERCA2a activators, for the treatment of cardiovascular diseases and related conditions. We plan to continue these patent activities and focus on new follow-on compounds, dosage forms, formulations, and treatment methods related to AHF and persistent hypertension. To benefit from potential non-patent exclusivity within the U.S., we believe that we may qualify istaroxime as a new chemical entity entitled to market exclusivity for a period of years. See the section titled “– Government Regulation – Drug Products – The Hatch-Waxman Act – Market Exclusivity.”

Istaroxime-Related Patents and Patent Applications

In November 2019, we filed an international patent application PCT/US2019/060961, directed to methods of treating AHF through an extended istaroxime dosing regimen, as well as to metabolites of istaroxime having SERCA2a stimulating activity. The international application entered the national phase in China on December 31, 2019 (Application No. 201980003356.1), and in the following PCT contracting states/regions in September and October of 2021: Australia, Brazil, Canada, European Patent Office, Israel, Hong Kong (extended from China), Hong Kong (extended from the European Patent Office), Japan, Mexico, Republic of Korea, Singapore, and the United States. This patent family will expire on or about November 12, 2039.

Two United States patents based on PCT/US2019/060961 have issued. On February 21, 2023, the United States Patent and Trademark Office, or the USPTO, issued U.S. Patent No. 11,583,540, providing expanded patent coverage for istaroxime administration. The new U.S. patent, titled: “Istaroxime-Containing Intravenous Formulation for the Treatment of Acute Heart Failure (AHF),” issued from a continuing patent application following the expedited U.S. Track One filing by us, which resulted in U.S. Patent No. 11,197,869 that was issued December 14, 2021. The claims of the newly issued patent cover longer durations of istaroxime infusion for improved outcomes in treatment of acute heart failure. In particular, the claims are directed to an improvement in diastolic heart function following administration of istaroxime by intravenous infusion for 6 hours or more, which we attribute to the SERCA2a mechanism of action of istaroxime and its metabolites.

SERCA2A Activators-Related Patents

Two patent application families have resulted from research under the 2019 Agreement with Bicocca. Pursuant to that agreement, those patent families have been assigned to CVie (or to us). In July 2018, the parties to the 2019 Agreement filed European Application No. EP18185753.3, directed to 17ß-heterocyclyl-digitalis like compounds and their use for the treatment of heart failure and related conditions. International application PCT/EP2019/069283, based on the European application, was filed in July 2019. National stage applications based on PCT/EP2019/069283 were filed in January and February 2021 in Australia, Brazil, Canada, China, Hong Kong (extended from China), Hong Kong (extended from the European Patent Office), Israel, Japan, Mexico, Republic of Korea, Singapore, and the United States. Patents granted on this family of applications will expire on or about July 17, 2039.

In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. In August 2023, we announced that the USPTO issued US Patent No. 11,730,746 providing patent coverage for the dual mechanism SERCA2a Activators. The new composition of matter patent, titled: “17BETA-HETEROCYCLYL-DIGITALIS LIKE COMPOUNDS FOR THE TREATMENT OF HEART FAILURE,” provides patent protection through late 2039. Since then, patents have issued in China, Hong Kong, and Japan.

In October 2019, the parties to the 2019 Agreement filed European Application No. 19202257.2, directed to androstane derivatives with activity as pure or predominantly pure stimulators of SERCA2a for the treatment of heart failure and related conditions. International application PCT/EP2020/078253 and Taiwan Application No. 109134997, both based on the European application, were filed in October 2020. National stage applications based on PCT/EP/2020/078253 were filed in Australia, Brazil, Canada, China, Hong Kong (extended from the European Patent Office), Israel, Japan, Mexico, Republic of Korea, Singapore, and the United States. Patents granted on this family of applications will expire on or about October 8, 2040.

In November 2023, we announced that the European Patent Office has granted Patent No. 3805243, providing patent coverage for the pure or predominantly pure SERCA2a stimulators class of drug candidates. The patent provides protection until October 2039.

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

In March 2013, we filed international patent applications (PCT/US13/34364 and PCT/US13/34464, which entered national phase and commenced expedited examination in the U.S. and EPO) directed to lyophilized pulmonary surfactant and methods of manufacture. In this patent family, two U.S. Patents Nos. 8,748,396 and 8,748,397, were issued on June 10, 2014, European patent 2723323B1 granted on September 23, 2015, U.S. Patent No. 9,554,999, issued on January 31, 2017 and multiple foreign counterparts are granted. U.S. Patents Nos. 8,748,396; 8,748,397 and 9,554,999 and European Patent No. 2723323B1 will expire on or about March 28, 2033.

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

Our ADS technology and our new ADS are protected by a portfolio of issued patents and pending patent applications covering various components of the system. While certain of the earlier patents on the technology have expired, there remain 90 in-force patents worldwide that protect, among other things, core elements of the ADS technology and the new ADS. These patents and applications will expire on dates ranging from the third quarter of 2023 to 2039. As an illustrative example, important components of our new ADS technology are covered by a patent family represented by US Patent No. 9,713,687, expiring on or about February 10, 2035, and European Patent No. 2887984B1, expiring on or about August 21, 2033. In addition, several key components of our new ADS are covered by recently issued U.S. Patent No. 10,874,818, which expires on or about January 22, 2039.

Aerosol-Conducting Airway Connector Technology Patents and Patent Rights

In March 2009, we filed an international patent application (PCT US/2009/037409) directed to aerosol-conducting airway connectors and improvements of an ADS using AFECTAIR®. The claims of this application are directed to a novel ventilation circuit adaptor (an aerosol-conducting airway connector) and related aerosol circuitry that are intended to (i) increase the efficiency of aerosol delivery to the patient by allowing more efficient delivery of aerosols to the patient and (ii) reduce drug compound dilution and wastage and result in more precise aerosol dosing. This patent family will expire on or about March 17, 2029. Representative examples of patents in this family include U.S. Patent Nos. 8,701,658, 9,352,114 and 9,592,361, as well as European Patent No. 2265309 and counterparts in several other countries.

Our Early-Stage Oncology Platform-Related Patents

Pursuant to the Varian asset purchase, which included an exclusive license from CRT, we have worldwide exclusive rights to a class of PKC inhibitors that have been shown to play a key role in signaling pathways involved in cancer development. The asset platform includes two formulations (topical and oral), which are covered by two patent families directed to azaquinazoline inhibitors of aPKC. There are 43 granted patents, based on international patent applications PCT/US2013/062085 and PCT/US2015/022368, included in these patent families worldwide, expiring on or about September 27, 2033 and March 25, 2035, respectively. Representative examples include U.S. Patent Nos. 9,896,446, 9,914,730, and 10,414,763, as well as European Patent Nos. 2900666 and 3129372.

In addition, methods of using these azaquinazoline inhibitors to treat Hedgehog signaling pathway-related cancers are covered by another patent family represented by international patent application PCT/US2020/025437, which is now in the national phase in the United States, the European Patent Office, and several other nations.

Another patent family in the early-stage oncology platform is directed to thieonpyrimidine inhibitors of aPKC. There are 23 granted patents, based on international patent application PCT/US2012/065831, included in this patent family worldwide, expiring on or about November 19, 2032. Representatives of this patent family include U.S. Patent Nos. 9,604,994,10, 183,950, and 10,954,251, as well as European Patent Nos. 2782917 and 3048106.

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

Companion Diagnostics

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate marketing authorization prior to their commercialization. To date, the FDA has required premarket approval for nearly all companion diagnostics for cancer therapies. In January 2024, the FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, FDA indicated that in addition to the reclassification process, FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into class II through the de novo classification process. In so doing, FDA indicated that it may regulate most future companion diagnostics as class II devices.

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

Employees and Human Capital Resources

As of April 16, 2024, we had 15 full-time employees, 12 of whom are based in the U.S. Our employees are skilled in drug development, including clinical trial design, clinical operations in support of our clinical trials and related activities, corporate administration, finance and business development. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. We also work with independent professional advisors and consultants to support our program development activities, particularly in the areas of drug product development, regulatory, compliance, and international clinical operations.

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

The auditor’s opinion on our audited financial statements for the year ended December 31, 2023 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Management has also concluded that substantial doubt exists about our ability to continue as a going concern. As of December 31, 2023, we had cash and cash equivalents of $4.3 million and current liabilities of $4.0 million. In April 2024, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the buyers named therein, pursuant to which we agreed to sell senior convertible notes, or the Notes, for $1.5 million of gross proceeds. As a result, we believe that we have sufficient resources available to fund our business operations through April 2024. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings; convertible debt financings; and/or strategic transactions, including potential licensing arrangements, alliances and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available, we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and liquidity to fund our business operations for at least the next 12 months following the date that the financial statements are issued. In addition, we may be unable to pay our vendors and other service partners on time, or at all. If any of our key vendors and service providers were to cease working with us or subject the delivery of products or services to timing or payment preconditions, our development activities may be adversely affected, which could have a material adverse effect on our business and operations. Additionally, if we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding. If additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be require required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. Further, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2023 and 2022, we had operating losses of $20.6 million and $41.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $844.8 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions. As of December 31, 2023, we had cash and cash equivalents of $4.3 million and current liabilities of $4.0 million. In April 2024, we entered into the Purchase Agreement pursuant to which we agreed to sell the Notes for $1.5 million of gross proceeds. As a result, we believe that we have sufficient resources available to fund our business operations through April 2024.

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

We have incurred indebtedness, which could adversely affect our operating flexibility and financial condition.

We have, and may from time to time in the future have, third-party debt service obligations pursuant to our outstanding indebtedness, which currently includes $1.5 million in aggregate principal amount, or the Notes. The degree to which we are leveraged could have important consequences. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital and capital expenditures, and for other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a competitive disadvantage compared to our competitors that have less debt;

●	restrict us from making strategic acquisitions or other investments or cause us to make non-strategic divestitures; and

●	limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, our ability to obtain additional financing for working capital and capital expenditures, and for other general corporate purposes.

If we cannot maintain an adequate cash balance to service our debt, we may be unable to pay amounts due under our outstanding indebtedness or to fund other liquidity needs and it may be required to refinance all or part of our then existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that our business will generate sufficient cash flows from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

In addition, in some cases, the Notes allow for the interest to be paid in a combination of cash and shares of our common stock, and allows for the interest to be convertible into shares of our common stock, which may dilute our existing stockholders. Such conversion is also subject to adjustment, which may cause further dilution to our existing stockholders.

The Notes are subject to restrictive and other covenants that may limit our discretion and the discretion of our subsidiaries with respect to certain business matters. A breach of any of these covenants could result in a default under our outstanding indebtedness, which would have a material adverse effect on our business, results of operations and financial condition.

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

Our strategy to expand our pipeline on our own, through acquisitions of early-stage product candidates, or through research partnerships, may not be successful.

Our business is focused on advancing early and late-stage innovative therapies for critical conditions and diseases. In this regard, we continue to pursue internal discovery efforts or partnerships with pharmaceutical and biotech companies, with the goal of identifying new product candidates to advance into clinical trials. Our efforts to identify new product candidates will require substantial technical, financial and human resources. These discovery efforts may initially show promise in identifying potential product candidates, yet ultimately fail to yield product candidates for clinical development for a number of reasons. For example, potential product candidates may, on later stage clinical trial, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.

Apart from our internal efforts, we may continue to seek to broaden and diversify our product portfolio through acquisitions. This strategy is dependent on our ability to successfully identify and acquire relevant product candidates. For example, in April 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian, to acquire certain of Varian’s assets, including a proprietary aPKCi inhibitor.

The acquisition of a product is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign rights to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising product candidates. The process of proposing, negotiating and implementing an acquisition of a product candidate is lengthy and complex, and we may be unable to acquire the rights to any such products or product candidates from third parties for several reasons. We may also be unable to acquire additional relevant product candidates on acceptable terms. Further, even if we identify acquisition targets, we may not be able to complete the transactions or we may determine after due diligence investigation not to pursue identified targets. Even if we succeed in our efforts to obtain rights to suitable product candidates, the success of our investments in these areas, our investment strategy will remain subject to the inherent risks associated with the development and commercialization of the product, and with the competitive business environment in which we operate

In addition, acquisitions may entail numerous operational, financial and legal risks, including:

●

potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities;

●	assumption of unknown or contingent liabilities or incurrence of unanticipated expenses;

●	exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;

●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

●	incurrence of large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs;

●	higher than expected acquisition and integration costs; and

●	inability to maintain uniform standards, controls, procedures and policies.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic, which resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. For additional information regarding the impact of the COVID-19 pandemic, please see “Risk Factors—The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, our ability to develop our product candidates.”

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

We have a significant amount of intangible assets recorded on our consolidated balance sheets which may lead to potentially significant impairment charges.

As a result of the acquisition of CVie Therapeutics in December 2018, we have recorded significant intangible assets on our consolidated balance sheets, which could become impaired and lead to material charges in the future. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to IPR&D of istaroxime and rostafuroxin, which, as of December 31, 2023, were $22.3 million and $2.9 million, respectively, recorded in aggregate on our consolidated balance sheet as intangible assets of $25.3 million. As of December 31, 2023, goodwill was zero on our consolidated balance sheet.

Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that intangible assets or goodwill may be impaired. If an impairment exists, we would be required to take an impairment charge with respect to the impaired asset. Events giving rise to impairment are difficult to predict, including the uncertainties associated with the development of product candidates and the success of business development activities, and are an inherent risk in the pharmaceutical industry. Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets as of December 1, 2023, we concluded that the assets were not impaired.

Since early 2022, we have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis. During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter, we performed the interim goodwill impairment test consistent with the methodology that we use when performing our annual goodwill impairment assessment and determined that the fair value of our reporting unit was more likely than not less than its carrying value. We recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the year ended December 31, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our consolidated statement of operations. As of December 31, 2023, goodwill was zero on our consolidated balance sheet.

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

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, our ability to develop our product candidates.

The impact of the COVID-19 pandemic resulted in, and may in the future result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. Efforts to contain the spread of COVID-19 have intensified at times to manage surges in the infection rate and deaths, and many countries have at times implemented severe travel restrictions, social distancing, and delays or cancellations of elective surgeries at different times. Notwithstanding the introduction of effective vaccines, COVID-19 may in the future affect our ability and the ability of our employees, contractors, suppliers, and other partners in the U.S. and abroad to conduct normal business activities from time to time, including due to shutdowns that may be requested or mandated by governmental authorities.

The spread of COVID-19 globally has previously adversely impacted trial conduct and operations and may do so again in the future. We have, in the past, initiated several clinical trials for istaroxime in the EU and other worldwide locations impacted by the COVID-19 outbreak. Our clinical trials have suffered delays and interruptions and our previous decision to cease enrollment in the AEROSURF clinical trial was partially due to such delays and escalating expenses. Our efforts to conduct trials could be materially delayed in the future by governmental restrictions and enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for nonpatients.

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

The effects of COVID-19 or any other pandemic, including identification of potential new variants, has led and may in the future lead to periodic disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the spread of COVID-19 in the future could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which COVID-19 or any other pandemic impacts our financial results going forward will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak, the rise of variants, which may be more contagious and potentially more lethal, and the actions recommended to contain the outbreak or treat its impact, among others. Moreover, the COVID-19 outbreak has had and may in the future have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally.

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

Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. For example, in connection with the Asset Purchase Agreement entered into on April 2, 2024, we acquired certain assets from Varian, which includes topical and oral formulations of our aPKCi inhibitor. Because we were not involved in the preclinical development of these drug candidates prior to such date, we have relied on Varian having conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all preclinical studies conducted prior to our agreement with Varian and having correctly collected and interpreted the data from these studies. To the extent any of these has not occurred, expected development time and costs may be increased which could adversely affect any future revenue from the assets acquired from Varian.

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

In most cases, we are dependent upon a single supplier to provide all of our requirements for each of our active pharmaceutical ingredients, or APIs. We rely on a single CMO, located in China, to manufacture each of our cardiovascular drug product candidates that meets appropriate content, quality and stability standards for use in preclinical programs and clinical trials. Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. In most cases, we submit purchase orders to our CMO and API suppliers as needed and do not have contractual commitments to manufacture for us in the future. Additionally, we intend to rely on CMOs to produce topical or oral formulations of our aPKCi inhibitor. If we do not establish or maintain these manufacturing and service relationships that are important to us and are not able to identify replacement suppliers, vendors and laboratories, our ability to obtain regulatory approval for our product candidates could be impaired or delayed and our costs could substantially increase.

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

Istaroxime and rostafuroxin are currently manufactured by an affiliate of Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), in Hefei, China. We expect that Lee’s (HK) will manufacture KL4 surfactant drug product candidate at an affiliate of Lee’s (HK) in Hefei, China. The APIs for istaroxime and rostafuroxin are manufactured in China. If the FDA is unable to inspect the manufacturing site in China or if it is able to inspect the site but finds it deficient in any way, to secure marketing approval for our product candidates in the U.S., and potentially other markets, we may be required to designate a different manufacturer for each of our drug product candidates. A technology transfer of a manufacturing process from one CMO to another can be time consuming and expensive and there can be no assurance that such a transfer will be successful or that a new manufacturer will be able to manufacture our drug product candidates successfully. Moreover, a technology transfer from one country to another may be subject to changing international legal and regulatory requirements in a potential difficult political climate. In addition, we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel and the third-party manufacturers may fail to manufacture our product candidate according to our schedule or at all. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturer cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke effective as of August 9, 2022. The A&R License Agreement amends, restates and supersedes the Original License Agreement.

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

On January 12, 2024, we entered into a License, Development and Commercialization Agreement with Lee’s (HK) effective as of January 7, 2024 under which we granted an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute and otherwise commercialize products that incorporate istaroxime for intravenous administration, rostafuroxin for oral administration, and our proprietary dual-mechanism SERCA2a activators for intravenous or oral administration, in each case for the prevention, mitigation and/or treatment of any disease, disorder or condition in humans including acute decompensated heart failure, cardiogenic shock, and chronic use following discharge of an individual hospitalized for acute decompensated heart failure in the Greater China region.

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

●	the level of investment funding we are able to achieve and apply to our development operations;

●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;

●	the potential for our identifiable intangible assets to become impaired, and the timing of such impairments, if any;

●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates;

●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;

●	our allocation of resources and ability to raise additional capital;

●	future changes in requirements to achieve regulatory approval;

●	future accounting pronouncements or changes in our accounting policies.

●	the capital markets stability and openness to investing;

●	delays associated with COVID-19 or future pandemics which will impact the ability of our healthcare systems and trial sites to conduct trials to varied degrees and times;

●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products; and

●	the level of demand for any approved products, which may vary significantly.

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

Our acquisition of Varian’s assets may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.

On April 2, 2024, we entered into the Asset Purchase Agreement with Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a Licence Agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, including the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. We also assumed all liabilities arising on or after April 2, 2024, relating to the research, development, manufacturing, registration, commercialization, use, handling, supply, storage, import, export or other disposition or exploitation of any and all products associated with the Transferred Assets.

We may invest a substantial amount of time, resources and efforts in connection with our acquisition of the Transferred Assets. All of these actions divert resources away from our other initiatives and operations. These efforts may not result in product candidates, efficiencies or revenues for our company, which could adversely affect our business, operating results and financial condition as a result.

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

Our industry is highly competitive and subject to rapid technological innovation and evolving industry standards. We compete with numerous existing companies in many ways. We need to successfully introduce new products to achieve our strategic business objectives. If we cannot successfully introduce new products, adapt to changing technologies or anticipate changes in our current and potential customers’ requirements, our product candidates may become obsolete, and our business could suffer.

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

We are increasingly dependent on sophisticated information technology for our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. Despite our implementation of security measures, our information systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, including ransomware, and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. For example, third parties may attempt to hack into systems and may obtain our proprietary information or other sensitive information, which could cause significant damage to our reputation, lead to claims against us and ultimately harm our business.

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

On January 22, 2024, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 31 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Rule 5550(a)(2). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Capital Market under the symbol “WINT” at this time. We have been given an initial 180 calendar days, or until July 22, 2024, to regain compliance with Rule 5550(a)(2). If at any time before July 22, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have achieved compliance. If we do not regain compliance with Rule 5550(a)(2) by July 22, 2024, we may be afforded a second 180 calendar day period to regain compliance, if we meet certain other conditions. If we fail to maintain compliance, Nasdaq may take steps to de-list our common stock. If such delisting should occur, it would likely have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

We effected a reverse stock split on February 24, 2023, and will need to effect a future reverse stock split to regain compliance with the Nasdaq Capital Market listing rules, which may adversely impact the market price of our common stock.

We effected a reverse stock split of our outstanding common stock at a ratio of 1-for-50 shares, which was effected at 12:01 a.m. Eastern Time on February 24, 2023. Additionally, at a special meeting of stockholders held on April 10, 2024, our stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, to effect a reverse stock split of our outstanding shares of common stock, par value $0.001 per share by a ratio of any whole number between 1-for-5 and 1-for-25, the implementation and timing of which is subject to the discretion of our Board of Directors.

The impact of any future reverse stock split, once effective, upon the market price of our common stock cannot be predicted with certainty and there is no assurance that our common stock will trade at a price consistent with such reverse stock split. Accordingly, it is possible that the market price of our common stock following the reverse stock split will decline, possibly more than would occur in the absence of a reverse stock split.

The effective increase in the number of shares of our common stock available for issuance as a result of our reverse stock split could result in further dilution to our existing stockholders and have antitakeover implications.

The February 2023 reverse stock split alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the reverse stock split. The reverse stock split of our issued and outstanding shares increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of our Board of Directors when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

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

The Certificate of Designation for the Series B Preferred Stock and the Notes, each contain anti-dilution provisions that may result in the reduction of the conversion price of the Series B Preferred Stock and the Notes. These features may increase the number of shares of our common stock being issuable upon conversion of the Series B Preferred Stock and the Notes.

The Certificate of Designation, or the Series B Certificate of Designation, authorizes a total of 5,500 Series B Preferred Stock, with an initial conversion price of $0.3603, the Preferred Conversion Price. Similarly, our 10% senior convertible notes, or the Notes, have an initial conversion price of $0.3603, the Notes Conversion Price. Both the Preferred Conversion Price and the Notes Conversion Price are subject to adjustment upon the occurrence of specified events to no lower than $0.0721, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock at a price below the then-applicable Preferred Conversion Price or Notes Conversion Price, as applicable, each as described in further detail in the Certificate of Designation or the Notes, respectively.

If in the future, while any of our Series B Preferred Stock or Notes are outstanding, we grant, issue or sell any shares of our common stock for a consideration per share of our common stock, the New Issuance Price, less than a price equal to the Preferred Conversion Price or Notes Conversion Price, respectively, as then in effect immediately prior to such granting, issuance or sale, we will be required, subject to certain limitations and adjustments (as provided in the Series B Certificate of Designation or the Note) to reduce the Preferred Conversion Price or the Notes Conversion Price, as applicable, to be equal to the New Issuance Price, which will result in a greater number of shares of our common stock being issuable upon conversion, which in turn will increase the dilutive effect of such conversion on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series B Preferred Stock and/or the Notes if we enter into a future transaction that reduces the applicable Preferred Conversion Price or Notes Conversion Price. If we do not have a sufficient number of available shares for the conversion of any Series B Preferred Stock or Notes, we may need to seek shareholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of our Series B Preferred Stock or Notes are outstanding.

The Series B Preferred Stock have a liquidation preference senior to our common stock.

Subject to certain exceptions, in accordance with the Series B Certificate of Designation, shares of our capital stock are junior in rank to the Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon our liquidation, dissolution and winding up. The payment of the liquidation preferences could result in common stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. This liquidation preference may increase over time based on the payment of dividends.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

Under the terms of the Notes, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

On April 2, 2024, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the buyers named therein. The Purchase Agreement, pursuant to which we issued the Notes, contains the restrictive covenants, subject to certain exceptions. For example, without the consent of the holders holding at least a majority of the certain registrable securities for the period commencing on April 2, 2024 and ending on the date immediately following the 90th trading day after the Applicable Date (as defined in the Purchase Agreement), or the Restricted Period, neither we nor any of our subsidiaries will directly or indirectly issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security (including, without limitation, any “equity security” (as that term is defined under Rule 405 promulgated under the Securities Act of 1933, as amended), any Convertible Securities (as defined in the Purchase Agreement), any debt, any preferred stock or any purchase rights), or a Subsequent Placement.

Subject to the limitations described in the Purchase Agreement, for so long as the Notes are outstanding, we are prohibited from effecting or entering into an agreement to effect any Subsequent Placement involving a Variable Rate Transaction (as defined in the Purchase Agreement).

Additionally, the Purchase Agreement contains a participation right, which provides that, subject to certain exceptions, at any time on or prior to April 2, 2028, neither we nor our subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless we comply with certain notice procedures as outlined in the Purchase Agreement with respect to each buyer, providing the opportunity for such buyer to participate in such Subsequent Placement on a pro rata basis as described in the Purchase Agreement.

Any of these restrictions on our ability to operate our business in our discretion could adversely affect our business by, among other things, limiting our ability to adapt to changing economic, financial, or industry conditions and to take advantage of corporate opportunities, including opportunities to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, or complete acquisitions for cash or debt. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the buyers party to the Purchase Agreement.

Provisions of our Certificate of Incorporation, our Amended and Restated By-Laws, or By-Laws, and Delaware law could deter a change of our management and thereby discourage or delay offers to acquire us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We use, store, and process data for and about our employees and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems.

Risk Management Oversight and Governance

Under the ultimate direction of our Chief Executive Officer, or CEO, and executive management team, our Chief Operating Officer, or COO, has primary responsibility for overseeing our management of cybersecurity risks. Our COO reports directly to our CEO. Our COO has primary responsibility for assessing and managing our cybersecurity threat management program. He has more than 20 years of professional experience and is responsible for our corporate strategy, pipeline development plan, and business development.

The Board of Directors has delegated oversight of the Company’s cybersecurity program to the Audit Committee of the Board of Directors. As provided in the Audit Committee Charter, the Audit Committee is responsible for reviewing reports on data management and security initiatives and significant existing and emerging cybersecurity risks, including cybersecurity incidents, the impact on us and our stockholders of any significant cybersecurity incident and any disclosure obligations arising from any such incidents. The COO reports to the Audit Committee about cybersecurity and cyber risk management on a periodic basis.

Processes for the Identification of Cybersecurity Threats

Our Information Security team is responsible for monitoring our information systems for vulnerabilities and mitigating any issues. It works with other groups in the company to understand the severity of the potential consequences of a cybersecurity incident and to make decisions about how to prioritize mitigation and other initiatives based on, among other things, materiality to the business. The Information Security team has processes designed to keep the company apprised of the different threats in the cybersecurity landscape – this includes interacting with intelligence networks, discussions with peers at other companies, monitoring social media, reviewing government alerts and other news items, and attending security conferences.

We have an employee education program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions. As part of the assessment of the protections we have in place to mitigate risks from cybersecurity threats, we engage our third-party information technology provider to conduct risk assessments on our systems. To assess the effectiveness of our program, we also have engaged our information technology provider to conduct penetration testing and other vulnerability analyses.

Before purchasing third-party technology or other solutions that involve exposure to our assets and electronic information, our information technology provider conducts an evaluation of the company and software prior to authorizing it for installation.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats that could affect our information or systems. For more information, see the section titled, “Item 1A – Risk Factors.”

ITEM 2. PROPERTIES.

We maintain our principal executive offices at 2600 Kelly Road, Suite 100, Warrington, Pennsylvania 18976-3622. Our premises include corporate administration, research and drug development, clinical operations, regulatory affairs, and quality.

We also maintain a location in Taipei, Taiwan consisting of approximately 1,317 square feet of office space, where we oversee certain manufacturing development and preclinical activities occurring at a university in Taiwan related to our cardiovascular drug product candidates. We believe our current facilities are adequate for our needs in 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market, or Nasdaq, operated by The Nasdaq Stock Market LLC under the symbol “WINT.”

Holders of Our Common Stock

As of April 16, 2024, we had 38 holders of record of shares of our common stock, and there were 9,183,220 shares of our common stock outstanding. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Management’s discussion and analysis of the financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our Consolidated Financial Statements for the year ending December 31, 2023 and notes thereto, or Notes, included in this Annual Report on Form 10-K. See the section titled, “Item 8 – Financial Statements and Supplementary Data.”

Information concerning the shares of our common stock and related share prices in this MD&A has been adjusted to reflect the 1-for-50 reverse split of our common stock that was made effective on February 24, 2023. (See the section titled, “Item 8 – Notes to consolidated financial statements – Note 2 – Basis of Presentation”).

OVERVEW

We are a biotechnology company focused on advancing early and late-stage innovative therapies for critical conditions and diseases. Our portfolio of product candidates includes istaroxime, a Phase 2 candidate with sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activating properties for acute heart failure and associated cardiogenic shock, preclinical SERCA2a activators for heart failure, rostafuroxin for the treatment of hypertension in patients with a specific genetic profile, and a preclinical atypical protein kinase C iota, or aPKCi, inhibitor (topical and oral formulations), being developed for potential application in rare and broad oncology indications. We also have a licensing business model with partnership out-licenses currently in place.

Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In the fourth quarter of 2023, we initiated an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of SERCA2a. The SEISMiC Extension study is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second half of 2024. Additionally, we have recently initiated a small study in more severe SCAI Stage C cardiogenic shock, or SEISMiC C, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C study is expected to enroll up to 20 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2024. Our ability to complete both of these studies with their intended sample size is dependent upon us securing adequate resourcing for the program through financing efforts or business development activities.

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

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation SERCA2a activators, known as dual mechanism SERCA2a activators, and rostafuroxin, a Phase 2 product candidate for hypertension associated with specific genotypes. In addition, we are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in AHF with istaroxime. Further, we are engaged in discussions regarding potential global licensing partnerships outside of Lee’s (HK) territory.

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a Licence Agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, including the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug, or IND, enabling activities and are in the process of determining the expected clinical development plan for the platform.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2023 and 2022, we had operating losses of $20.6 million and $41.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $844.8 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions. As of December 31, 2023, we had cash and cash equivalents of $4.3 million and current liabilities of $4.0 million. In April 2024, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the buyers named therein, or the Buyers, pursuant to which we agreed to sell senior convertible notes, or the Notes, for $1.5 million of gross proceeds. As a result, we believe that we have sufficient resources available to fund our business operations through April 2024.

We expect to continue to incur significant research and clinical development, regulatory and other expenses as we (i) continue to develop our product candidates; (ii) seek regulatory clearances or approvals for our product candidates; (iii) conduct clinical trials on our product candidates; and (iv) manufacture, market and sell any product candidates for which we may obtain regulatory approval.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private securities offerings; convertible debt financings; and/or potential strategic opportunities, including licensing agreements, drug product development, and marketing collaboration arrangements, pharmaceutical research cooperation arrangements, and/or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public securities offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations, and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available and we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, which would have a material adverse effect on our business, financial condition, and results of operations (See the section titled, “Liquidity and Capital Resources”).

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

RECENT DEVELOPMENTS

Asset Purchase Agreement

On April 2, 2024, we entered into the Asset Purchase Agreement with Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with the Licence Agreement, including the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. We also assumed all liabilities arising on or after April 2, 2024, relating to the research, development, manufacturing, registration, commercialization, use, handling, supply, storage, import, export or other disposition or exploitation of any and all products associated with the Transferred Assets.

In consideration of the purchase of the Transferred Assets, (i) on April 2, 2024, we issued a total of 5,500 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, to certain creditors of Varian and (ii) agreed to pay up to $2.3 million in milestone payments upon the achievement of certain regulatory and clinical development milestones with our option to pay such milestone payments either in cash or our common stock.

For additional details on the terms of the Series B Preferred Stock, see the section titled, “Liquidity and Capital Resources – Series B Preferred Stock.”

Securities Purchase Agreement and Convertible Notes

On April 2, 2024, we entered into the Purchase Agreement with the Buyers. Pursuant to the Purchase Agreement, we agreed to sell the Notes for $1.5 million of gross proceeds. The Notes have an initial conversion price of $0.3603, which is subject to adjustment upon the occurrence of specified events to no lower than $0.0721, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock.

For additional details on the terms of the Notes, see the section titled, “Liquidity and Capital Resources – Convertible Notes.”

Nasdaq Compliance

At a special meeting of stockholders held on April 10, 2024, our stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, to effect a reverse stock split of our outstanding shares of common stock, par value $0.001 per share by a ratio of any whole number between 1-for-5 and 1-for-25, the implementation and timing of which is subject to the discretion of our Board of Directors. Given that the reverse stock split is not yet effective, the share and per share information reflected in this Annual Report on Form 10-K have not yet been adjusted to reflect the reverse stock split.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(in thousands)	2023	2022	Change

Expenses:
Research and development	$8,341	$11,099	$(2,758)
General and administrative	9,198	10,790	(1,592)
Loss on impairment of goodwill	3,058	12,624	(9,566)
Loss on impairment of intangible assets	-	6,820	(6,820)
Total operating expenses	20,597	41,333	(20,736)
Operating loss	(20,597)	(41,333)	20,736

Other income (expense):
Interest income	325	109	216
Interest expense	(50)	(53)	3
Other income, net	31	702	(671)
Total other income, net	306	758	(452)

Loss before income taxes	(20,291)	(40,575)	20,284
Deferred income tax benefit	-	1,367	(1,367)
Net loss	$(20,291)	$(39,208)	$18,917

Net Loss

Our net loss was $20.3 million and $39.2 million, respectively, for the years ended December 31, 2023 and 2022. Included in our net loss for the year ended December 31, 2023 is a non-cash loss on impairment of goodwill of $3.1 million. Included in our net loss for the year ended December 31, 2022 are a non-cash loss on impairment of goodwill of $12.6 million, a non-cash loss on impairment of intangible assets related to rostafuroxin of $6.8 million and a related $1.4 million deferred income tax benefit.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as CROs, CMOs, contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical, and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) rents and utilities; (iv) stock-based compensation; (v) depreciation; and (vi) other. We expect that our research and development expenses related to istaroxime – cardiogenic shock program will continue to increase to the extent that we continue the SEISMiC Extension trial of istaroxime for the treatment of early cardiogenic shock and start-up procedures for a small study in more severe SCAI Stage C cardiogenic shock. We currently do not have sufficient capital to fully complete these clinical trials. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	Increase (Decrease)

Istaroxime - cardiogenic shock program	$3,731	$3,318	$413
Istaroxime - AHF	71	764	(693)
KL4 surfactant	(61)	300	(361)
Total direct clinical and preclinical programs	3,741	4,382	(641)

Product development and manufacturing	960	2,480	(1,520)
Clinical, medical, and regulatory operations	3,640	4,237	(597)
Total research and development expenses	$8,341	$11,099	$(2,758)

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.4 million and $1.2 million, respectively, for 2023 and 2022.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Total direct clinical and preclinical programs expenses decreased $0.6 million from 2022 to 2023 primarily due to decreases in expenses in our istaroxime – AHF costs and KL4 surfactant costs, partially offset by an increase in istaroxime – cardiogenic shock program costs as described below.

Istaroxime – cardiogenic shock program costs increased $0.4 million from 2022 to 2023 due to (i) the start-up procedures for the small study in more severe SCAI Stage C cardiogenic shock, which began in the second quarter of 2023; and (ii) the trial execution costs for the SEISMiC Extension study, which was initiated during the third quarter of 2023, and in which the first patient was enrolled in the fourth quarter of 2023; partially offset by (iii) the SEISMiC study, which was completed in mid-2022.

Istaroxime – AHF costs decreased $0.7 million from 2022 to 2023 due to focusing our resources on the start-up and initiation of the SEISMiC Extension study.

KL4 surfactant costs decreased $0.4 million from 2022 to 2023 due to the completion of enrollment in January 2022 of our Phase 2b study of lucinactant for patients with severe COVID-19 associated acute respiratory distress syndrome. Costs related to the KL4 surfactant platform are expected to continue to decrease as we complete close-out activities on prior KL4 surfactant platform clinical trials and focus our resources on the development of our istaroxime pipeline.

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

Product development and manufacturing expenses decreased $1.5 million from 2022 to 2023 due to (i) headcount reductions of $0.5 million; (ii) a decrease of $0.5 million related to our decision in January 2022 to begin reducing costs associated with the KL4 surfactant platform including analytical testing and support; (iii) $0.4 million in accelerated depreciation following the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform during the first quarter of 2022; and (iv) a decrease of $0.1 million in non-cash stock-based compensation expense.

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

Clinical, medical, and regulatory operations expenses decreased $0.6 million from 2022 to 2023 due to (i) a decrease of $1.4 million in personnel costs related to reductions in headcount for the KL4 surfactant platform; and (ii) a decrease of $0.3 million in non-cash stock-based compensation expense related to headcount reductions as well as the timing of the stock-based compensation grants that were granted in the first quarter of 2022 compared to the third quarter of 2023; partially offset by (iii) a $1.1 million change in royalty expense relating to $0.9 million in accrued payments to Philip Morris USA Inc., or PMUSA, and Philip Morris Products S.A., or PMPSA, in 2023 related to amendments to our license agreements and a reversal of royalty expense in 2022 after entering into an outlicensing agreement under which the licensee had agreed to assume certain of our obligations under the PMUSA and PMPSA license agreements (See the section titled, “Note 9 – Other Current Liabilities”).

Research and Development Expense by Major Expense Category

We also account for our research and development expense by major expense category as shown in the following table:

	Year Ended December 31,
(in thousands)	2023	2022	Increase (Decrease)

Contracted services	$3,904	$5,252	$(1,348)
Salaries and benefits	2,450	3,985	(1,535)
Royalties	900	(200)	1,100
Rents and utilities	445	478	(33)
Stock-based compensation	383	807	(424)
Depreciation	30	457	(427)
Other	229	320	(91)
Total research and development expenses	$8,341	$11,099	$(2,758)

Contracted services include third-party costs of preclinical studies, clinical trial activities, quality control and analytical stability and release testing of our drug products, and consulting services. The decrease of $1.3 million from 2022 to 2023 is primarily due to (i) a decrease in consulting services related to clinical operations as a part of our cost reduction initiatives; (ii) a decrease in costs related to analytical and technical support laboratories, both in-house and external, that previously supported the KL4 surfactant platform; and (iii) a decrease in outside services related to the SEISMiC study which was completed in mid-2022.

The $1.5 million decrease in salaries and benefits expense from 2022 to 2023 is primarily due to reductions in headcount that previously supported the KL4 surfactant platform as well as certain other headcount reductions.

Historically, royalties represented minimum royalties in connection with licensing agreements with PMUSA and PMPSA. In 2023, we accrued payments of $0.9 million to PMUSA and PMPSA related to amendments to our license agreements. In 2022, we reversed $0.2 million in royalty expense after entering into an outlicensing agreement under which the licensee had agreed to assume certain of our obligations under the PMUSA and PMPSA license agreements (See the section titled, “Note 9 – Other Current Liabilities”).

The $0.4 million decrease in stock-based compensation expense from 2022 to 2023 is related to implementing certain reductions in headcount in 2023. The decrease is also due to the timing of the stock-based compensation grants that were granted in the first quarter of 2022 compared to the third quarter of 2023.

The $0.4 million decrease in depreciation expense from 2022 to 2023 is primarily due to $0.4 million of accelerated depreciation expense in 2022 related to the abandonment and decommissioning of certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform.

Other consists primarily of ongoing research and development costs such as insurance, taxes, education and training, and software licenses.

Research and Development Projects

A substantial portion of our cumulative losses to date relate to investments in our research and development projects, for which we incurred $19.4 million in expenses during the two-year period ended December 31, 2023. Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable. With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines. In view of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates are highly uncertain and cannot be estimated with any degree of certainty. In addition to the risks and uncertainties affecting our research and development projects discussed in this MD&A (See the section titled, “Item 1A – Risk Factors”), other risks could arise that we may not foresee that could affect our ability to estimate projections and timelines.

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

General and administrative expenses include non-cash charges associated with stock-based compensation of $0.9 million and $2.3 million, respectively, for the years ended December 31, 2023 and 2022. General and administrative expenses decreased $1.6 million from 2022 to 2023 due to (i) a decrease of $1.4 million in non-cash stock-based compensation expense related to implementing certain headcount reductions in 2023 as well as the timing of the stock-based compensation grants that were granted in the first quarter of 2022 compared to the third quarter of 2023; (ii) a decrease of $0.6 million in personnel costs due to headcount reductions; and (iii) a decrease of $0.4 million in insurance costs; partially offset by (iv) an increase of $0.4 million in professional fees; and (v) an increase of $0.4 million in severance expense related to a former executive.

Other Income (Expense), Net

Interest income relates to income on our money market funds.

Interest expense consists of interest expense associated with loans payable.

Other income, net in 2022 primarily consists of $0.7 million in gains on foreign currency translation.

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

We have incurred net losses since inception. Our net loss was $20.3 million and $39.2 million, respectively, for the years ended December 31, 2023 and 2022. Included in our net loss for the year ended December 31, 2023 is a non-cash loss on impairment of goodwill of $3.1 million. Included in our net loss for the year ended December 31, 2022 are a non-cash loss on impairment of goodwill of $12.6 million, a non-cash loss on impairment of intangible assets related to rostafuroxin of $6.8 million and a related $1.4 million deferred income tax benefit (See the section titled, “Note 4 – Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2023, we had an accumulated deficit of $844.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program, or the 2023 ATM Program (See the section titled, “Note 11 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock we may issue or sell under the 2023 ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-261878), which was declared effective by the SEC on January 3, 2022. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of April 16, 2024, we had sold substantially all we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

During the fourth quarter of 2023, we sold 848,367 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.8 million. During the first quarter of 2024, we sold 2,576,153 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

As of December 31, 2023, we had cash and cash equivalents of $4.3 million and current liabilities of $4.0 million. In April 2024, we entered into the Purchase Agreement pursuant to which we agreed to sell the Notes for $1.5 million of gross proceeds. As a result, we believe that we have sufficient resources available to fund our business operations through April 2024. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. The failure to obtain sufficient additional capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying financial statements.

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

Series B Preferred Stock

The terms of the Series B Preferred Stock are as set forth in the Series B Certificate of Designation of Series B Preferred Stock, as filed with the Delaware Secretary of State and effective on April 3, 2024. The Series B Preferred Stock has an initial conversion price of $0.3603, or the Preferred Conversion Price, which is subject to adjustment as provided in the Series B Certificate of Designation to no lower than $0.0721. The Series B Preferred Stock has a stated value of $1,000 per share, or the Stated Value, which equal to an aggregate Stated Value of $5,500,000 as of April 2, 2024. Each share of Series B Preferred Stock is initially convertible into 15,265 shares of our common stock, subject to adjustment as provided in the Series B Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

From and after April 2, 2024, each holder of a share of Series B Preferred Stock is entitled to receive dividends, or Dividends, which are computed on the basis of a 360-day year and twelve 30-day months and will increase the Stated Value of the Series B Preferred Stock on each dividend date (as defined in the Series B Certificate of Designation).

Dividends on the Series B Preferred Stock will accrue at 10.0% per annum, or the Dividend Rate, and be payable by way of inclusion of the Dividends in the Conversion Amount (as defined in the Series B Certificate of Designation) on each Conversion Date (as defined in the Series B Certificate of Designation) in accordance with the Series B Certificate of Designation or upon any redemption in accordance with the Series B Certificate of Designation or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Series B Certificate of Designation). From and after the occurrence and during the continuance of any Triggering Event (as defined in the Series B Certificate of Designation), the Dividend Rate will automatically be increased to 18.0% per annum.

The Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock at a price below the then-applicable Preferred Conversion Price, as described in further detail in the Series B Certificate of Designation.

Convertible Notes

On April 2, 2024, we entered into the Purchase Agreement with the Buyers. Pursuant to the Purchase Agreement, we agreed to sell the Notes for $1.5 million of gross proceeds. The Notes have an initial conversion price of $0.3603, which is subject to adjustment upon the occurrence of specified events to no lower than $0.0721, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock.

The Notes will be senior obligations of the Company. The Notes will accrue interest at a rate of 10.0% per annum, payable in arrears on the first calendar day of each calendar month, beginning on May 2, 2024, unless an event of default has occurred, upon which interest will accrue at 18.0% per annum. The Notes mature on January 2, 2025 unless earlier converted or redeemed (upon the satisfaction of certain conditions).

We may, subject to certain conditions, redeem all, but not less than all, of the amount then remaining under the Notes in cash at a premium of 20% of the greater of (i) the amount then outstanding under the Notes, and (ii) the equity value of our common stock underlying the Notes, which is calculated using the greatest closing sale price of our common stock on any trading day during the period commencing on the date of notice of such redemption and ending on the date we make the entire payment required pursuant to the Purchase Agreement. The Notes can also be redeemed by us under various other circumstances, such as a change of control, events of default, or at the option of the Buyer under limited circumstances, with any such redemption subject to the terms and conditions as set forth in the Notes.

The Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 4.99% of our outstanding shares of common stock.

The Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions and the transfer of assets, among other matters. The Notes also contain certain customary events of default, including, among other things, the failure to file and maintain an effective registration statement covering the certain registrable securities, subject to certain exceptions.

We agreed to seek stockholder approval for the issuance of all of the shares of common stock issuable upon conversion of the Notes and the Series B Preferred Stock in accordance with the rules and regulations of the Nasdaq Stock Market.

We additionally agreed that, subject to certain exceptions, without the consent of the holders holding at least a majority of our common stock underlying the Series B Preferred Stock and our common stock underlying the Notes for the Restricted Period, neither we nor our subsidiaries shall directly or indirectly issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security (including, without limitation, any equity security (as that term is defined under Rule 405 promulgated under the Securities Act of 1933, as amended), any Convertible Securities (as defined in the Purchase Agreement), any debt, any preferred stock or any purchase rights) (any such issuance, offer, sale, grant, disposition or announcement (whether occurring during the Restricted Period or at any time thereafter) is referred to as a Subsequent Placement).

Subject to the limitations described in the Purchase Agreement, for so long as the Notes are outstanding, we will be prohibited from effecting or entering into an agreement to effect any Subsequent Placement involving a Variable Rate Transaction (as defined in the Purchase Agreement). Additionally, the Purchase Agreement contains a participation right, which provides that, subject to certain exceptions, at any time on or prior to the fourth anniversary of April 2, 2024, neither we nor our subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless we comply with the notice procedures as outlined in the Purchase Agreement with respect to each Buyer, providing the opportunity for such Buyer to participate in such Subsequent Placement on a pro rata basis as described in the Purchase Agreement.

Cash Flows

Cash flows for the years ended December 31, 2023 and 2022

Net cash outflows for 2023 consist of $13.4 million net cash used in operating activities and $11.6 million of net cash provided by financing activities. Net cash outflows for 2022 consist of $19.5 million net cash used in operating activities, $0.2 million of net cash provided by investing activities, and $3.1 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $13.4 million for the year ended December 31, 2023 and consisted primarily of (i) a net loss of $20.3 million; partially offset by (ii) a non-cash loss on impairment of goodwill of $3.1 million; (iii) a non-cash stock-based compensation expense of $1.3 million; (iv) changes in operating assets and liabilities of $2.0 million; (v) a non-cash lease expense of $0.4 million; and (vi) depreciation and amortization of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $19.5 million for the year ended December 31, 2022 and consisted primarily of (i) a net loss of $39.2 million; (ii) changes in operating assets and liabilities of $1.8 million; (iii) a non-cash deferred income tax benefit of $1.4 million; and (iv) an unrealized gain on foreign exchange rate changes of $0.7 million; partially offset by (v) a non-cash loss on impairment of goodwill of $12.6 million; (vi) a non-cash loss on impairment of intangible assets of $6.8 million; (vii) a non-cash stock-based compensation expense of $3.1 million; (viii) depreciation and amortization of $0.5 million; and (ix) a non-cash lease expense of $0.5 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Investing Activities

Net cash provided by investing activities was $0.2 million for the year ended December 31, 2022 and primarily includes proceeds from sale of property and equipment related to the decommissioning and sale of certain manufacturing and laboratory equipment assets previously used for the KL4 surfactant platform. There was a de minimis amount of net cash used in investing activities for the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was $11.6 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively, summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Proceeds from issuance of common stock and warrants, net of issuance costs	$10,794	$-
Proceeds from exercise of common stock warrants, net of expenses	843	-
Proceeds from ATM Program, net of issuance costs	755	4,253
Principal payments on loans payable	(797)	(1,174)
Net cash provided by financing activities	$11,595	$3,079

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.

April 2023 Public Offering

On April 20, 2023, we entered into an underwriting agreement with Ladenburg as the sole underwriter relating to a public offering, or the April 2023 Offering, of an aggregate of 3,686,006 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants were immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

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

At-The-Market Program

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg, or the 2020 ATM Program, pursuant to which we were able to offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal through the 2020 ATM Program. For the year ended December 31, 2022, we sold 206,824 shares of our common stock under the 2020 ATM Program resulting in aggregate gross proceeds to us of approximately $4.4 million and net proceeds of approximately $4.3 million.

The shares of common stock issued and sold under the 2020 ATM Program were registered under our Registration Statement on Form S-3 (File No. 333-248874), which was declared effective by the SEC on September 29, 2020 and expired on September 29, 2023. The 2020 ATM Program was terminated by us and Ladenburg on November 9, 2023.

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program, or the 2023 ATM Program. During the fourth quarter of 2023, we sold 848,367 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.8 million (See the section titled, “Note 11 – Mezzanine Equity and Stockholders’ Equity”).

During the first quarter of 2024, we sold 2,576,153 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $126,000 are due monthly from July 2023 through April 2024. As of December 31, 2023, the outstanding principal of the loan was $0.2 million.

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% fixed annual interest rate. Payments of approximately $126,000 were due monthly from July 2022 through March 2023. As of December 31, 2022, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the first quarter of 2023.

Restructured Debt Liability

On October 27, 2017, we and Deerfield Management Company, L.P., or Deerfield, entered into the Exchange and Termination Agreement, or the Milestone Agreement, pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 167 shares of our common stock at an exercise price of $118,020.00 per share held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) 474 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Milestone Agreement) on the closing date, and (z) the right to receive certain milestone payments, or Milestone Payments, based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Milestone Agreement (See the section titled, “Note 4 – Accounting Policies”). The liability has been recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of December 31, 2023 and 2022, the restructured debt liability balance was $15.0 million.

On January 24, 2024, we and affiliates of Deerfield entered into an Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive the Milestone Payments and all related rights and obligations in respect of such Milestone Payments in exchange for (i) cash in the aggregate amount of $200,000, $100,000 of which was paid on January 24, 2024 and $100,000 of which will be paid no later than the earlier to occur of (a) January 24, 2025 and (b) us receiving a specified amount of gross proceeds from debt or equity financings occurring on or after January 24, 2024, and (ii) an aggregate of 608,272 shares of our common stock (See the section titled, “Note 18 – Subsequent Events”).

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

When testing our indefinite-lived intangible assets and goodwill for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets and goodwill as of December 1, 2023 and 2022, we elected to perform a quantitative assessment.

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

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets as of December 1, 2023, we concluded that the assets were not impaired.

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2022, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of December 1, 2022 was approximately $2.9 million. We then compared this fair value to the carrying value of approximately $9.7 million, and recorded an additional loss on impairment of intangible assets of $6.8 million related to the IPR&D of our rostafuroxin drug candidate. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. The estimated fair value exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate.

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

Since early 2022, we have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis. As a result, we performed the required interim goodwill impairment test in the second and third quarters of 2022 as well as the annual goodwill quantitative test as of December 1, 2022 and determined that the fair value of our reporting unit was more likely than not less than its carrying value. For the year ended December 31, 2022, we recorded an aggregate loss on goodwill of $12.6 million within operating expenses in our consolidated statement of operations.

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter, we performed the required interim goodwill impairment test consistent with the methodology described above and determined that the fair value of our reporting unit was more likely than not less than its carrying value. We recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the year ended December 31, 2023, the aggregate loss on impairment of goodwill was $3.1 million, recognized within operating expenses in our consolidated statement of operations. As of December 31, 2023, goodwill was zero on our consolidated balance sheet.

The following table represents identifiable intangible assets and goodwill as of December 31, 2023 and 2022:

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (principal executive officer and principal financial officer), does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our President and Chief Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)     Management’s Report on Internal Control over Financial Reporting

Our management, including our President and Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Based on our assessment, our management believes that our internal control over financial reporting is effective based on those criteria, as of December 31, 2023.

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

(c)     Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors, including their ages as of April 16, 2024:

NAME	AGE	POSITION(S)
Executive Officers
Craig E. Fraser	59	President and Chief Executive Officer, Board Chair
Eric Curtis	56	Senior Vice President and Chief Operating Officer
Steven G. Simonson, M.D.	65	Senior Vice President and Chief Medical Officer
Non-Employee Directors
Daniel E. Geffken	67	Director
Robert Scott, M.D.	70	Director
Mark Strobeck, Ph.D.	53	Director
Leslie J. Williams	64	Director

Information about our Executive Officers

Craig E. Fraser. Mr. Fraser has served as President and Chief Executive Officer, or CEO, and a member of the Board of Directors, or the Board, since February 1, 2016. In June 2023, Mr. Fraser was appointed to serve as Chair of the Board. He brings over 30 years of experience as a leader in drug development, fundraising, business development and commercial operations in building biopharmaceutical and device businesses for startups as well as larger companies. Prior to joining us, Mr. Fraser held executive positions at several biopharmaceutical companies, including Novelion as President and Chief Operating Officer from 2014 to 2015 and, prior to that, positions of increasing responsibility; as Vice President of Global Disease Areas at Pfizer from 2009 to 2011 and Vice President and Global Business Manager at Wyeth Pharmaceuticals from 2007 to 2009. Previously, Mr. Fraser served as Vice President, Sales & Marketing and Commercial Operations and as Vice President, Oncology Global Strategic Marketing at Johnson & Johnson; and as Gastroenterology Franchise Lead, National Sales Director - Immunology and Acute Cardiovasculars, and Marketing Director - Cardiovasculars and Diagnostics at Centocor and various sales and sales management positions prior to marketing roles. Mr. Fraser is a veteran of both the U.S. Marine Corps and the U.S. Army. Mr. Fraser does not serve on any other public company boards. Mr. Fraser received his B.S. degree in Public Administration from Slippery Rock University of Pennsylvania.

Mr. Fraser’s knowledge of our business as well as his extensive leadership and biopharmaceutical industry experience provide him with the qualifications and skills to serve on our Board.

Eric Curtis. Mr. Curtis has served as our Senior Vice President and Chief Operating Officer, or COO, since March 2020. Prior to joining us, he served as Chief Executive Officer and President of Centurion BioPharma, a biopharmaceutical research and development focused company and a private subsidiary of CytRx Corporation, from June 2018 to November 2019. Mr. Curtis was primarily responsible for the company’s corporate strategy, pipeline development plan and business development. Prior to that role, he was President and Chief Operating Officer of CytRx Corporation, a biopharmaceutical company focused in oncology, from February 2018 to March 2020. Mr. Curtis’ responsibilities included corporate strategy, pipeline development and investor relations. Before that, Mr. Curtis was principal of Curtis Biopharm Consulting where he led his consulting business to work with the chief executive officers of several biopharmaceutical companies on refining their company’s strategic product development, commercialization effectiveness and focusing resources from 2016 to February 2018. Before that, Mr. Curtis served as President, US Commercial of Aegerion Pharmaceuticals, a biopharmaceutical company from 2014 to 2016. He led the commercial organization for US, represented commercial for global business development and was the lead of commercial for investor relations strategy and execution. Mr. Curtis earned his MBA from Pennsylvania State University, and his B.S. in Business and Psychology from the University of Pittsburgh.

Steven G. Simonson, M.D. Dr. Simonson has served as our Senior Vice President and Chief Medical Officer, or CMO, since April 2017, having previously served as our Senior Vice President and Chief Development Officer from October 2014 to April 2017, and our Vice President, Clinical Development, upon joining the Company in May of 2014. Dr. Simonson brings to us over 25 years of medical practice and pharmaceutical industry clinical trial experience with a significant background in drug development, including preclinical, first time into human and phases 1-4, and IND, NDA, and sNDA experience. Dr. Simonson spent 15 years at AstraZeneca Pharmaceuticals in areas of medical and clinical leadership primarily in the pulmonary, cardiovascular, and critical care therapeutic areas. He has been involved in or led several successful IND and NDA filings. He spent the next two years as Vice President of Clinical Development at Agennix, Inc., a biopharmaceutical company primarily focused in oncology and sepsis. Dr. Simonson was also an Executive Director in the Molecule Development Group at Covance, a biopharmaceutical development services company, where he applied his experience to developing clinical development programs for small and mid-size biotech and pharmaceutical companies. Dr. Simonson completed training in internal medicine followed by a fellowship in pulmonary and critical care medicine at Duke University Medical Center. He then held several faculty appointments at Duke in the departments of Anesthesiology and Medicine, including the divisions of Pulmonary and Critical Care Medicine. He is a Fellow of the American College of Chest Physicians, and author or co-author of multiple peer reviewed publications, abstracts, posters and chapters. Dr. Simonson received his medical degree from the Medical College of Wisconsin, and his Master of Health Sciences degree in Biometry from the Duke University School of Medicine.

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

Mr. Geffken’s deep understanding of the industry in which we operate, in corporate financial management, and his overall business acumen and insights provide him with the qualifications and skills to serve on our Board.

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

Mark Strobeck, Ph.D. Dr. Strobeck has served as a member of our Board since June 2023. Dr. Strobeck  has served as the President and Chief Executive Officer, and as a member of the board of directors, of Rockwell Medical, Inc., a biopharmaceutical company, since July 2022. Dr. Strobeck served as Managing Director of Aquilo Partners, LP, a life sciences investment bank, from May 2021 to June 2022. He previously served as Executive Vice President and Chief Operating Officer of Assertio Holdings, Inc., a pharmaceutical company, from May 2020 to December 2020. Prior to that, Dr. Strobeck was Executive Vice President and Chief Operating Officer of Zyla Life Sciences, a pharmaceutical company, from September 2015 through its merger with Assertio Holdings, Inc. in May 2020, and previously served as Zyla’s Chief Business Officer from January 2014 to September 2015. Before his employment at Zyla, he served as Zyla’s advisor from June 2012 to December 2013. From January 2012 to December 2013, he served as President and Chief Executive Officer and as a director of Corridor Pharmaceuticals, Inc., a pharmaceuticals company, which was acquired by AstraZeneca plc in 2014. From December 2010 to October 2011, Dr. Strobeck served as Chief Business Officer of Topaz Pharmaceuticals Inc., a specialty pharmaceutical company acquired by Sanofi Pasteur in 2011. From June 2010 to November 2010 and October 2011 to January 2012, Dr. Strobeck worked as a consultant. From January 2008 to May 2010, Dr. Strobeck served as Chief Business Officer of Trevena, Inc., a pharmaceutical company. Prior to joining Trevena, Dr. Strobeck held management roles at GlaxoSmithKline plc, a pharmaceuticals company, and venture capital firms SR One Limited and EuclidSR Partners, L.P. Dr. Strobeck currently serves on the board of directors of Horse Power For Life, a nonprofit organization dedicated to improving the quality of life for individuals diagnosed with cancer, a position he has held since 2012. Dr. Strobeck received his B.S. in Biology from St. Lawrence University in 1993 and his Ph.D. in Pharmacology and Biophysics from the University of Cincinnati in 1999 and completed his post-doctoral fellowship in Cardiovascular Gene Regulation at the University of Pennsylvania School of Medicine in 2001.

Dr. Strobeck ’ s experience within the biopharmaceutical industry  and his public company experience provide him with the qualifications and skills to serve on our Board.

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

Ms. Williams’ insight into the biotechnology industry and experience and familiarity with public life science company boards provide her with the qualifications and skills to serve on our Board.

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

Director Independence

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director, our Board has determined that each of our directors, and directors whom have served on our Board since the beginning of the 2023 fiscal year, with the exception of Mr. Fraser, does or did not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent under the listing rules of Nasdaq. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in “Item 13—Certain Relationships and Related Party Transactions.”

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Our Audit Committee consists of Mr. Geffken, Ms. Williams, and Dr. Strobeck, with Mr. Geffken serving as Chair of our Audit Committee.

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

Compensation Committee

Our Compensation Committee consists of Mr. Geffken, Dr. Scott, and Dr. Strobeck, with Dr. Scott serving as Chair of our Compensation Committee. Each member of the Compensation Committee (i) meets the requirements for independence under the current Nasdaq Listing Rules, and (ii) is a non-employee director, as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

AON Consulting, Inc., or AON, served as our executive compensation consultant from 2022 to 2023. Through this assignment, AON has provided various executive compensation services to the Compensation Committee, including advising the Compensation Committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program design and our award values in relation to performance. Upon request by the Compensation Committee, a representative of AON attended certain Compensation Committee meetings. AON does not provide services to us other than with regard to its advice to the Compensation Committee on executive and director compensation matters. The Compensation Committee determined AON to be independent under the Nasdaq and SEC regulations.

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

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2023 fiscal year by our directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers, or NEOs, for the year ended December 31, 2023, which consists of (i) our principal executive officer, (ii) our two other most highly compensated executive officers who were serving as executive officers on December 31, 2023 and (iii) one additional individual who would have been in prong but for the fact that such individual was not serving as an executive officer on December 31, 2023, are:

consists of our principal executive officer and our three other most highly compensated executive officers, are:

●	Craig E. Fraser, our President and CEO;

●	Steven G. Simonson, M.D., our Senior Vice President and CMO;

●	Eric Curtis, our Senior Vice President and COO; and

●	Diane Carman, our Former Senior Vice President and General Counsel.

This section discusses the material components of the executive compensation program for our NEOs.

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our NEOs for services rendered during the years ended December 31, 2023 and 2022.

2023 Summary Compensation Table

		Salary	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Craig E. Fraser	2023	$557,300	$55,499	$70,926	$9,900	$693,625
President and CEO	2022	544,600	170,238	216,922	9,150	940,910
Steven G. Simonson, M.D.	2023	438,100	19,199	24,535	9,900	491,734
Senior Vice President and CMO	2022	434,952	67,626	86,283	9,150	598,011
Eric Curtis (4)	2023	401,400	17,747	22,680	9,900	451,727
Senior Vice President and COO
Diane Carman (5)	2023	220,935	-	-	439,617	660,552
Former Senior Vice President and General Counsel

(1)

Represents the aggregate grant date fair value of restricted stock unit awards, or RSUs, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Stock Compensation, or ASC Topic 718, and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in the section titled, “Note 12 – Stock Options and Stock-based Employee Compensation.” These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(2)

Represents the aggregate grant date fair value of option awards computed in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in the section titled, “Note 12 – Stock Options and Stock-based Employee Compensation.” These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(3)

Messrs. Fraser and Curtis and Dr. Simonson received $9,900 and $9,150 in 2023 and 2022, respectively, for matching contributions under our 401(k) Plan. Ms. Carman received $4,950 in 2023 for matching contributions under our 401(k) Plan. Ms. Carman received severance in connection with her departure in the amount of $434,667 comprised of $394,100 of continued base salary payments and $40,567 in company-subsidized COBRA premiums as part of her separation agreement (as described below in Ms. Carman’s Separation Agreement).

(4)	Mr. Curtis was not a NEO for 2022.

(5)	Ms. Carman’s separation date was July 21, 2023. Ms. Carman was not a NEO for 2022.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities, long term incentive compensation in the form of equity awards and other benefits, as described below.

Base Salary

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the NEO’s skill set, experience, role, responsibilities, and contributions. As of January 1, 2023, the annual base salaries for Mr. Fraser, Dr. Simonson, Mr. Curtis, and Ms. Carman were $557,300, $438,100, $401,400, and $394,100 respectively. There were no increases to the base salaries of our NEOs in 2023.

Annual Cash Bonus Opportunities

The performance-based cash bonus opportunity for each of our NEOs is expressed as a percentage of the applicable NEO’s base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. Each executive’s target bonus for the year is set forth in their employment agreements, as may be amended by the Compensation Committee from time to time. For 2023, our Compensation Committee and Board determined that each NEO’s performance bonus should be based principally on contribution towards the achievement of corporate goals. These goals primarily included research and development, financial, and positioning and awareness objectives. The Compensation Committee recommended, and the Board established that the 2023 annual target bonus amount for Mr. Fraser be targeted at 50% of his base salary, and the Compensation Committee determined that the annual target bonus amounts for Dr. Simonson, Mr. Curtis, and Ms. Carman be targeted at 40% of their respective base salaries. No bonus payments were made for the 2022 or 2023 performance year.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our NEOs. Our Board or Compensation Committee approves equity grants in its discretion, which have historically been in the form of stock options or RSUs.

On August 23, 2023, the Compensation Committee approved grants of stock options to Messrs. Fraser and Curtis and Dr. Simonson to purchase 68,800, 22,000 and 23,800 shares of our common stock, respectively, each with a per share exercise price of $1.21. All options vest in equal annual installments on each of the first three anniversaries of the date of grant, subject to the NEO’s continuous service through the relevant vesting dates; provided, however, that such stock options may be eligible to fully accelerate in vesting in connection with a termination of employment as further described in the section titled “Executive Employment Agreements” below. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made to our NEOs.

Other Benefits

We currently provide health and welfare benefits that are available to all of our employees, including our NEOs, including health, dental, life, vision and disability insurance.

In addition, we maintain, and the NEOs participate in, our 401(k) Plan that is intended to be qualified under Section 401(a) of the Code and that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis and under which we are permitted to make discretionary employer contributions. The 401(k) Plan also includes a discretionary company match in an amount per participant equal to 50% of each participant’s contribution (up to a maximum of 6% of the participant’s base salary). Matching contributions were made in 2022 to 2023.

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Executive Employment Agreements

We are party to executive employment agreements, or the Executive Agreements, as amended from time to time, with each of our NEOs, the key terms of which are described below.

Mr. Fraser’s Employment Agreement

We entered into an employment agreement with Mr. Fraser, effective February 1, 2016, which was subsequently amended. Mr. Fraser’s employment agreement provides for an annual base salary, which in 2023 was $557,300, and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 50% of his base salary.

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

●

During the Severance Period, if Mr. Fraser elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, we will continue to pay our costs of Mr. Fraser’s and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer.

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

●

For a period of 18 months following the termination date, if Mr. Fraser elects to continue medical benefits through COBRA, we will continue to pay our costs of Mr. Fraser and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer.

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

Dr. Simonson’s Employment Agreement

We are a party to an employment agreement with Dr. Simonson, which was effective December 19, 2014, as subsequently amended on December 29, 2014 and March 13, 2018. Dr. Simonson’s employment agreement provides for an annual base salary, which in 2023 was $438,100, and an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 40% of his annual base salary.

The employment agreement provides for Dr. Simonson to receive severance upon termination without Cause or by Dr. Simonson with Good Reason (as such terms are defined in the employment agreement) of (a) continued payment of base salary and subsidized COBRA benefits for 12 months following termination, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer, (b) a pro rata bonus equal to a percentage of Dr. Simonson’s target bonus amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days Dr. Simonson was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination, and, (d) during the 12-month period following termination, all vested stock options and similar equity awards held by Dr. Simonson shall continue to be exercisable (such benefits, the Simonson Severance Benefits).

If Dr. Simonson is terminated by us without Cause or Dr. Simonson terminates his employment with Good Reason within 24 months of a Change of Control (as defined in the employment agreement), or in certain specific circumstances prior to, but in connection with or anticipation of, a Change of Control (as defined in the employment agreement), the employment agreement further provides Dr. Simonson with severance, or the Simonson Change of Control Severance Benefits, consisting of a lump sum equal to 1.5 times Dr. Simonson’s base salary and annual bonus amount paid in a lump sum within 10 days after the date of termination, a pro rata bonus equal to Dr. Simonson’s target bonus amount prorated for the number of days Dr. Simonson was employed in the year of termination, payable in a lump sum within 10 days after the date of termination, 18 months of COBRA benefits, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer, full vesting and acceleration of Dr. Simonson’s equity awards upon the date of Dr. Simonson’s termination and the continued exercisability of Dr. Simonson’s equity awards for the remainder of their stated terms.

Dr. Simonson’s receipt of the Simonson Severance Benefits, or the Simonson Change of Control Severance Benefits, as applicable, is conditioned on his execution of a separation and release agreement in a form acceptable to us. In the case of a termination of Dr. Simonson’s employment due to death or disability, all shares of stock and all options shall become fully vested and any earned but unpaid annual bonus for the fiscal year preceding the termination date would be paid.

Mr. Curtis’s Employment Agreement

We are a party to an employment agreement with Mr. Curtis, which was effective March 1, 2020. Mr. Curtis’s employment agreement provides for an annual base salary, which in 2023 was $401,400, and an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 40% of his annual base salary.

The employment agreement provides for Mr. Curtis to receive severance upon termination without Cause or by Mr. Curtis with Good Reason (as such terms are defined in the employment agreement) or in certain specific circumstances prior to, but in connection with or anticipation of, a Change of Control (as defined in the employment agreement) of (a) continued payment of base salary and subsidized COBRA benefits for 12 months following termination, (b) any earned but unpaid annual bonus for the fiscal year preceding Mr. Curtis’s date of termination and a pro rata bonus equal to the annual bonus Mr. Curtis would have earned absent his separation (as defined in the employment agreement) which amount shall be paid when our other executives are paid, and (c) during the 12-month period following termination, all vested stock options and similar equity awards held by Mr. Curtis shall continue to be exercisable (such benefits the Curtis Severance Benefits).

If Mr. Curtis is terminated by us without Cause or Mr. Curtis terminates his employment with Good Reason within 24 months after a Change of Control (as defined in the employment agreement), the employment agreement further provides Mr. Curtis with severance, or the Curtis Change of Control Severance Benefits, consisting of any earned but unpaid annual bonus for the fiscal year preceding the date of Mr. Curtis’s termination, a lump sum equal to 1.5 times Mr. Curtis’s base salary and annual bonus amount paid in a lump sum within 10 days after the date of termination, 18 months of COBRA benefits (which obligation terminates in the event he becomes eligible for group health plan benefits under a subsequent employer’s or a spouse’s employer’s plan), full vesting and acceleration of Mr. Curtis’s equity awards upon the date of Mr. Curtis’s termination and the continued exercisability of Mr. Curtis’s equity awards for the remainder of their stated terms.

Mr. Curtis’s receipt of the Curtis Severance Benefits, or the Curtis Change of Control Severance Benefits, as applicable, is conditioned on his execution of a separation and release agreement in a form acceptable to us. The employment agreement further provides that in the event of a Change of Control transaction, all of Mr. Curtis’s outstanding equity incentive awards will become fully vested so long as Mr. Curtis is actively employed by us at the time of such transaction. In the case of a termination of Mr. Curtis’s employment due to death or disability, all shares of stock and all options shall become fully vested and any earned but unpaid annual bonus for the fiscal year preceding the termination date would be paid.

Ms. Carman’s Separation Agreement

In connection with Ms. Carman’s termination without cause, we entered into a separation agreement dated as of August 18, 2023, providing her with the following benefits in exchange for a release of claims in favor of us and further subject to Ms. Carman’s continued compliance with the terms of our restrictive covenant agreement entered into with her: twelve months of continued base salary payments, and company-subsidized COBRA continuation payments for up to 12 months.

Clawback Policy

In accordance with the requirements of the SEC and Nasdaq listing rules, the Board has adopted a compensation recovery policy, effective as of October 2, 2023. The compensation recovery policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2023.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable (1)	Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Craig E. Fraser	02/02/16	68		6,990.00	02/02/26
	07/28/16	13		5,310.00	07/28/26
	03/01/17	33		3,690.00	03/01/27
	12/24/18	8,438		633.00	12/24/28
	03/19/19	667		645.00	03/19/29
	01/22/21	4,775	955	272.00	01/22/31
	03/04/22	2,924	2,085	51.00	03/04/32	2,225	$1,602
	08/23/23	-	68,800	1.21	08/23/33	45,867	$33,024
Steven G. Simonson, M.D.	05/19/14	3		71,400.00	05/19/24
	03/27/15	7		49,140.00	03/27/25
	02/02/16	12		6,990.00	02/02/26
	07/28/16	9		5,310.00	07/28/26
	03/01/17	18		3,690.00	03/01/27
	12/24/18	4,923		633.00	12/24/28
	03/19/19	333		645.00	03/19/29
	01/22/21	1,852	400	272.00	01/22/31
	03/04/22	1,165	827	51.00	03/04/32	884	$636
	08/23/23	-	23,800	1.21	08/23/33	15,867	$11,424
Eric Curtis	07/29/20	4,109	-	382.50	07/29/30
	01/22/21	801	399	272.00	01/22/31
	03/04/22	1,165	827	51.00	03/04/32	884	$636
	08/23/23	-	22,000	1.21	08/23/33	14,667	$10,560
Diane Carman	07/01/21	2,000	-	113.50	07/01/31
	03/04/22	832	-	51.00	03/04/32	-	$-

(1)

Options granted prior to 2022 and options granted in 2023 vest and become exercisable in equal installments on each of the first three anniversaries of the applicable grant date, assuming that the NEO continues to be employed with us through each vesting date. Options granted in 2022 vest and become exercisable with respect to one-twelfth of the total number of shares subject to the options on a quarterly basis (every three months) following the applicable grant date, provided that the NEO remains in continuous service on each vesting date.

(2)

The RSUs represent a contingent right to receive the equivalent number of shares of common stock. These RSUs shall vest with respect to one-third of the total number of shares subject to the RSUs on an annual basis (every 12 months) following the applicable grant date, provided that the NEO remains in continuous service on each vesting date.

(3)	The market value of the unvested RSUs is calculated based on the number of RSUs at December 31, 2023 and the closing market price of our common stock on December 29, 2023, the last trading day of 2023, of $0.72 per share.

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

Pursuant to our Non-Employee Director Compensation Policy in place during 2023, our directors received annual cash retainers, paid on a quarterly basis, as set forth in the table below.

Non-Employee Director Compensation Policy
CASH	Quarterly Retainer ($)
Board Member Cash Retainer	$10,000
Additional Board Chair Cash Retainer	6,250
Additional Quarterly Retainers
Audit Committee
Chair	3,750
Member	1,750
Compensation Committee
Chair	2,500
Member	1,250
Nominating and Corporate Governance Committee
Chair	1,875
Member	1,000

EQUITY
Initial Equity Grant	Option to purchase shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board
Annual Equity Grant	Option to purchase shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board

Cash fees are paid quarterly and are typically pro-rated for non-employee directors who do not serve a full quarter. Our non-employee directors are also reimbursed for their business-related expenses incurred in connection with attendance at Board and committee meetings and related activities. Our only employee director, Mr. Fraser, receives no separate compensation for his service in such capacity. The compensation paid to Mr. Fraser is reported in the “Executive Compensation—2023 Summary Compensation Table” above.

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our non-employee directors during the year ended December 31, 2023.

	Fee Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name of Non-Employee Director	($)	($)(1)	($)(2)	($)
Daniel E. Geffken	60,000	2,460	3,144	65,604
Robert Scott, M.D.	57,500	2,460	3,144	63,104
Leslie J. Williams	56,250	2,460	3,144	61,854
Mark Strobeck, Ph.D.	26,000	2,783	3,557	32,340
James Huang(3)	19,464	-	-	19,464

(1)

Represents the aggregate grant date fair value of RSUs computed in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in the section titled, “Note 12 – Stock Options and Stock-based Employee Compensation.” These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. As of December 31, 2023, (i) Messrs. Geffken, Dr. Scott, and Ms. Williams each held RSUs to receive 2,033 shares of our common stock; and (ii) Dr. Strobeck held RSUs to receive 2,300 shares of our common stock. Further, as of December 31, 2023, Mr. Huang did not have any RSUs.

(2)

Represents the aggregate grant date fair value of option awards computed in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in the section titled, “Note 12 – Stock Options and Stock-based Employee Compensation.” These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. As of December 31, 2023, (i) Mr. Huang held options to purchase 1,150 shares of our common stock; (ii) Mr. Geffken held options to purchase 4,200 shares of our common stock; (iii) Dr. Scott and Ms. Williams each held options to purchase 3,800 shares of our common stock; and (iv) Dr. Strobeck held options to purchase 3,450 shares of our common stock.

(3)	On April 18, 2023, Mr. Huang resigned from our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2023 the number of shares of our common stock issuable upon exercise of outstanding awards under our 2020 and 2011 Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2020 Long-Term Incentive Plan (2)	393,469	$16.10	338,677
2011 Long-Term Incentive Plan (3)	28,890	643.40	-
Equity compensation plans not approved by security holders (4)
Inducement Grants (5)	2,068	339.61	-
Total	424,427	$60.38	338,677

(1)	Represents the weighted-average exercise price of outstanding stock options and does not include RSUs.
(2)	All shares that were available under the 2020 Plan, including any that are expired, forfeited or otherwise returnable to the 2020 Plan are transferred to and become available for grant under the 2020 Plan. All awards granted under the 2020 Plan continue to be governed by the terms of the 2020 Plan and the award agreements.
(3)

The 2011 Plan terminated on the effective date of the 2020 Plan. All shares that were available under the 2011 Plan, including any that are expired, forfeited or otherwise returnable to the 2011 Plan are transferred to and become available for grant under the 2020 Plan. All awards granted under the 2011 Plan continue to be governed by the terms of the 2011 Plan and the award agreements.

(4)

Our Board has not established any specific number of shares that could be issued without stockholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plans

(5)

Reflects grants of stock options to purchase 2,068 shares of common stock that were “inducement grants” as defined under Nasdaq Listing Rule 5635(c)(4). For more information, see the section titled, “Note 12 – Stock Options and Stock-based Employee Compensation.”

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth information as of April 16, 2024 regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our NEOs and directors; and

●	all of our executive officers as a group.

The percentage of common stock outstanding is based on 9,183,220 shares of our common stock outstanding as of April 16, 2024. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 16, 2024 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Windtree Therapeutics, Inc. 2600 Kelly Road, Suite 100, Warrington, PA 18976.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Greater than 5% Stockholder
Deerfield Entities(1)	608,272	6.62%
Lincoln Park Capital Fund, LLC (2)	614,334	6.47%

Directors and Named Executive Officers
Daniel E. Geffken (3)	1,232	*
Robert Scott, M.D. (4)	850	*
Mark Strobeck, Ph.D.	-	*
Leslie J. Williams (4)	850	*
Craig E. Fraser (5)	29,130	*
Steven G. Simonson, M.D. (6)	10,009	*
Eric Curtis (7)	7,398	*

Former Officer
Diane Carman (8)	3,201	*

Executive Officers and Directors as a group (8 persons) (9)	50,690	0.54%

*	Less than 1%

(1)          Includes 324,817 shares of common stock issued to Deerfield PDI Financing II, L.P. and 283,455 shares of common stock issued to Deerfield Private Design Fund II, L.P. for a total of 608,272 shares of common stock. Deerfield Mgmt, L.P. is the general partner of Deerfield PDI Financing II, L.P. and Deerfield Private Design Fund II, L.P. (collectively, the Deerfield Entities). Deerfield Management Company, L.P. is the investment manager of the Deerfield Entities. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Each of Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the shares of common stock of our company beneficially owned by the Deerfield Entities. The selling stockholder’s address is c/o Deerfield Management Company, L.P., 345 Park Avenue South, 12th Floor, New York, New York 10010.

(2)         Includes 307,167 shares of common stock and 307,167 April 2023 Warrants to purchase 307,167 shares of common stock exercisable within 60 days of April 16, 2024. The April 2023 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%). Lincoln Park Capital, LLC, or LPC, is the Managing Member of Lincoln Park Capital Fund, LLC, or LPC Fund. Rockledge Capital Corporation, or RCC, and Alex Noah Investors, Inc., or Alex Noah, are the Managing Members of LPC. Joshua B. Scheinfeld is the president and sole shareholder of RCC, as well as a principal of LPC. Jonathan I. Cope is the president and sole shareholder of Alex Noah, as well as a principal of LPC. As a result of the foregoing, Mr. Scheinfeld and Mr. Cope have shared voting and shared investment power over the shares of common stock held directly by LPC Fund. Pursuant to Section 13(d) of the Act and the rules thereunder, each of LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope may be deemed to be a beneficial owner of the shares of Common Stock of the Issuer beneficially owned directly by LPC Fund. Pursuant to Rule 13(d)(4) of the Exchange Act, each of LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope disclaims beneficial ownership of the shares of common stock held directly by LPC Fund. The address for LPC Fund, LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope is 440 North Wells, Suite 410, Chicago, Illinois 60654.

(3)         Includes 141 shares of common stock, 41 May 2020 Warrants to purchase 41 shares of common stock exercisable within 60 days of April 16, 2024 and options to purchase 1,050 shares of common stock exercisable within 60 days of April 16, 2024. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

(4)         Includes 100 shares of common stock and options to purchase 750 shares of common stock exercisable within 60 days of April 16, 2024.

(5)         Includes 10,769 shares of common stock, 41 May 2020 Warrants to purchase 41 shares of common stock exercisable within 60 days of April 16, 2024, 30 March 2021 Warrants to purchase 30 shares of common stock exercisable within 60 days of April 16, 2024, and options to purchase 18,290 shares of common stock exercisable within 60 days of April 16, 2024. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

(6)         Includes 1,084 shares of common stock, 10 May 2020 Warrants to purchase 10 shares of common stock exercisable within 60 days of April 16, 2024, 30 March 2021 Warrants to purchase 30 shares of common stock exercisable within 60 days of April 16, 2024, and options to purchase 8,888 shares of common stock exercisable within 60 days of April 16, 2024. The May 2020 Warrants are subject to a 4.99% ownership cap (or, at the election of each holder prior to the date of issuance, 9.99%), except that upon at least sixty-one (61) days’ prior notice to us, each holder may increase the ownership cap after exercising such holder’s May 2020 Warrants up to 9.99% (or up to 19.99% upon prior written approval by us).

(7)         Includes 758 shares of common stock and options to purchase 6,640 shares of common stock exercisable within 60 days of April 16, 2024.

(8)         Includes 369 shares of common stock and options to purchase 2,832 shares of common stock exercisable within 60 days of April 16, 2024.

(9)         This information does not include securities held by Ms. Carman, who is no longer an officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since January 1, 2022 or currently proposed, to which we were a party or will be a party, in which:

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

Since January 1, 2022, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Lee’s Pharmaceutical Holdings Limited and Affiliates

We have received substantial support from Lee’s Holdings. Lee’s Holdings is a company incorporated in the Cayman Islands with limited liability, whose common stock is listed on the Hong Kong Stock Exchange. As of December 31, 2023 and 2022, Lee’s Holdings’ beneficial ownership of our issued and outstanding shares of common stock was 2% and 13%, respectively.

A&R License Agreement

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK), and Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the Asia License Agreement.

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

Panacea Venture Management Company Ltd.

As of December 31, 2023 and 2022, Panacea Venture Management Company Ltd.’s, or Panacea’s, beneficial ownership of our issued and outstanding shares of common stock was 1% and 9%, respectively. James Huang, who in connection with the CVie Acquisition in December 2018 was appointed as a director and Chairman of our Board, is a founding and Managing Partner to Panacea. On April 18, 2023, Mr. Huang resigned as a member of the Board.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm during the year ended December 31, 2023 and by Ernst & Young LLP, our independent registered public accounting firm, during the year ended December 31, 2022:

Service	2023	2022
EisnerAmper LLP
Audit Fees	$368,550	$257,250
Tax Fees	-	-
Total	$368,550	$257,250

Ernst & Young LLP
Audit Fees	$-	$75,000
Tax Fees	-	-
Total	$-	$75,000

Total fees	$368,550	$332,250

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

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements on page F-1 hereof.

(b) Exhibits.

The following exhibits are included with this Annual Report on Form 10-K.

Exhibit No.	Description

2.1+	Form of Asset Purchase Agreement by and between Windtree Therapeutics, Inc. and Varian Biopharmaceuticals, Inc., dated April 2, 2024 (incorporated by reference to Exhibit 2.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024).

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 11, 2022).

4.1	Form of Warrant dated October 10, 2014 (incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014).

4.2	Form of Series A Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.3	Form of Series B Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.4	Form of Series A-1 Warrant dated February 13, 2017 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017).

4.5	Form of Series C Warrant dated April 4, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

4.6	Form of Series D Warrant dated July 2, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

4.7	Form of Series E Warrant dated December 11, 2018 (incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

4.8	Form of Series F Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.9	Form of Series G Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.10	Form of Series H Warrant dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.11	Form of Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

4.12	Form of Series F Warrant Amendment No. 1 dated April 24, 2020 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020).

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

4.15	Form of Warrant issued in the Company’s March 2021 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2021).

4.16	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

4.17	Form of Common Stock Purchase Warrant dated February 21, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

4.18*	Description of Securities.

4.19	Form of Common Warrant (incorporated by reference to Exhibit 4.19 to Windtree’s Registration Statement on Form S-1/A (File No. 333-269775), as filed with the SEC on April 7, 2023).

4.20	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 to Windtree’s Registration Statement on Form S-1/A (File No. 333-269775), as filed with the SEC on April 7, 2023).

4.21	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.21 to Windtree’s Registration Statement on Form S-1/A (File No. 333-269775), as filed with the SEC on April 7, 2023).

4.22	Warrant Agency Agreement (including form of global Common Warrant), dated April 24, 2023, by and between Windtree and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 24, 2023).

4.23	Form of 10% Convertible Note (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024).

10.1†	Sublicense Agreement dated October 28, 1996 between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to Windtree’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375)).

10.2†

Amended and Restated License Agreement dated March 28, 2008, between Windtree and Philip Morris USA Inc. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008).

10.3*††	Amendment No. 1, effective as of January 17, 2024, to the Amended and Restated License Agreement, between Windtree and Philip Morris USA Inc. dated March 28, 2008.

10.4†

License Agreement dated March 28, 2008, between Windtree and Philip Morris Products S.A. (incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 9, 2008).

10.5*††	Amendment No. 1, effective as of January 17, 2024, to the License Agreement, between Windtree and Philip Morris Products S.A. dated March 28, 2008.

10.6††

Amended and Restated Sublicense and Collaboration Agreement dated December 3, 2004, by and between Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) and Laboratorios del Dr. Esteve, S.A. (incorporated by reference to Exhibit 10.3 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.7††

Amended and Restated Supply Agreement dated December 3, 2004, by and between Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) and Laboratorios del Dr. Esteve, S.A. (incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.8†

License, Development and Commercialization Agreement dated June 12, 2017, between Windtree and Lee’s Pharmaceutical (HK) Ltd. (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 21, 2017).

10.9†

Amendment No. 1 dated August 14, 2017 to the License Development and Commercialization Agreement between Windtree and Lee’s Pharmaceutical (HK) Ltd. dated June 12, 2017 (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 14, 2017).

10.10	Amended and Restated License, Development and Commercialization Agreement, by and among Lee’s Pharmaceutical (HK) Ltd., Zhaoke Pharmaceutical (Hefei) Co. Ltd., and Windtree Therapeutics, Inc., effective as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022).

10.11#	Windtree’s 2011 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2018).

10.12#	Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020).

10.13#	Amended and Restated Windtree Therapeutics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on August 16, 2023).

10.14#	Form of Restricted Stock Unit Grant for Employees under Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 To Windtree’s Registration Statement on Form S-8, as filed with the SEC on February 12, 2021).

10.15#	Form of Stock Option Grant for Employees under Windtree’s 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 To Windtree’s Registration Statement on Form S-8, as filed with the SEC on February 12, 2021).

10.16#	Form of Inducement Award Agreement (incorporated by reference to Exhibit 4.4 to Windtree’s Registration Statement on Form S-8 (File No. 333-253067), as filed with the SEC on February 12, 2021)

10.17#

Form of Employee Option Agreement under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012).

10.18#

Form of Non-Employee Director Option Agreement under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.19#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015).

10.20#

Form of Restricted Stock Unit Award Agreement for Employees under Windtree’s 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Windtree’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 17, 2018).

10.21#

Employment Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.22#

Inducement Stock Option Award Agreement dated February 1, 2016, between Windtree and Craig Fraser (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.23#

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

10.25#

Amendment dated December 29, 2014 to Employment Agreement dated December 19, 2014, effective as of April 1, 2015, between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.5 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 11, 2015).

10.26#

Amendment dated March 13, 2018, to Employment Agreement dated December 19, 2014 between Windtree and Steven G. Simonson, M.D. (incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 16, 2018).

10.27#	At The Market Offering Agreement, dated as of November 9, 2023, by and between Windtree Therapeutics, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Windtree’s Current Report on Form 8-K, as filed with the SEC on November 9, 2023).

10.28#	Form of Indemnification Agreement between Windtree and certain named executive officers and directors (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 3, 2016).

10.29#	Form of Indemnification Agreement between Windtree and certain named directors (incorporated by reference to Exhibit 10.23 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.30

Lease Agreement dated May 26, 2004, and First Amendment to Lease Agreement, dated April 2, 2007, between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibits 10.1 and 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007).

10.31

Second Amendment to Lease Agreement dated January 3, 2013 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013).

10.32	Third Amendment to Lease Agreement dated November 24, 2014 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.29 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

10.33

Fourth Amendment to Lease Agreement dated April 29, 2016, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 31, 2016).

10.34

Fifth Amendment to Lease Agreement dated February 23, 2018, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 1, 2018).

10.35†

Supply Agreement dated December 22, 2010 between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010).

10.36

Exchange and Termination Agreement dated October 27, 2017, between Windtree and Deerfield (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.37

Registration Rights Agreement dated October 27, 2017, between Windtree and LPH Investments Limited (incorporated by reference to Exhibit 99.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on November 1, 2017).

10.38

Registration Rights Agreement dated March 30, 2018, between Windtree and LPH II Investments Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

10.39††

Collaboration Agreement dated as of October 14, 2014, by and between Battelle Memorial Institute and Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.40

Payment Restructuring Agreement effective December 7, 2018, between Windtree and Battelle Memorial Institute (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 7, 2018).

10.41

Amendment No. 1 dated March 30, 2020 to Payment Restructuring Agreement, effective December 7, 2018, between Windtree and Lee’s Pharmaceutical (HK) LTD (incorporated by reference to Exhibit 10.48 to Windtree’s Registration Statement on Form S-1/A (File No. 333-236085), as filed with the SEC on May 6, 2020).

10.42

Loan Agreement dated October 25, 2018, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co., Ltd. (incorporated by reference to Exhibit 10.34 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.43	Shareholder Loan Agreement dated April 24, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.35 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

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

10.46

Shareholder Loan Agreement dated November 16, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.38 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.47

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

10.50

Registration Rights Agreement dated December 21, 2018 between Windtree and certain purchasers party thereto (incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

10.51

Loan Agreement dated October 24, 2019 between Windtree and LPH II Investments Ltd. (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on October 28, 2019).

10.52

Form of Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.53

Form of Registration Rights Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.54#	Employment Agreement dated March 1, 2020, between Windtree and Eric Curtis (incorporated by reference to Exhibit 10.46 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.55

Amendment to No. 1 dated February 20, 2020 to the Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.56	Project Financing Agreement, dated August 12, 2020, by and between Windtree and Lee’s Pharmaceutical (HK) Ltd. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 16, 2020).

10.57#

Employment Agreement by and between Windtree and John Hamill, dated as of July 20, 2020 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 23, 2020).

10.58#	Employment Agreement by and between Windtree and Diane Carman, dated as of July 1, 2021 (incorporated by reference to Exhibit 10.54 to Windtree’s Form 10-K, as filed with the SEC on March 31, 2022).

10.59	Form of Inducement Letter dated January 20, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

10.60	Form of Inducement Letter dated February 21, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

10.61*††	License, Development and Commercialization Agreement, by and between the Company and Lee’s Pharmaceutical (HK) Ltd., dated January 12, 2024.

10.62††	Exchange and Termination Agreement, by and between the Company and affiliates of Deerfield Management Company, L.P., effective upon January 24, 2024 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 25, 2024).

10.63	Registration Rights Agreement, by and between the Company and affiliates of Deerfield Management Company, L.P., effective upon January 24, 2024 (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 25, 2024).

10.64+	Form of Securities Purchase Agreement by and between Windtree Therapeutics, Inc. and the Buyers named therein, dated April 2, 2024 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024).

10.65+	Form of Registration Rights Agreement, by and between Windtree Therapeutics, Inc. and the Buyers named therein, dated April 2, 2024 (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024).

21.1	Subsidiaries of Windtree (incorporated by reference to Exhibit 21.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer as required by 18 U.S.C. 1350.

97.1*	Windtree Therapeutics, Inc. Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (1).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document (1).

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

* Filed herewith.
# Compensation Related Contract.
† Confidential treatment received for certain portions of this exhibit.
†† Certain confidential portions have been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
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

WINDTREE THERAPEUTICS, INC.

Date: April 16, 2024	By:	/s/ Craig E. Fraser
Craig E. Fraser
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig E. Fraser Craig E. Fraser	Director, President, and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) (Chairman of the Board)	April 16, 2024

/s/ Daniel E. Geffken Daniel E. Geffken	Director	April 16, 2024

/s/ Robert Scott, M.D. Robert Scott, M.D.	Director	April 16, 2024

/s/ Leslie J. Williams Leslie J. Williams	Director	April 16, 2024

/s/ Mark Strobeck, Ph.D. Mark Strobeck Ph.D.	Director	April 16, 2024

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Windtree Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Windtree Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fair value of indefinite-lived intangible assets

As reflected in the Company’s consolidated financial statements, indefinite-lived intangible assets totaled $25.3 million and consisted of in-process research and development (IPR&D) at December 31, 2023. As discussed in Note 4 to the consolidated financial statements, IPR&D assets are tested by management for impairment at least annually, or when events or changes in the business environment indicate that the fair value of the IPR&D assets are more likely than not less than their carrying value. The interim and annual quantitative impairment tests require that management estimate the fair value of the IPR&D assets in order to determine if the asset is impaired.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 16, 2024

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$4,319	$6,172
Prepaid expenses and other current assets	1,060	1,205
Total current assets	5,379	7,377

Property and equipment, net	183	262
Restricted cash	150	154
Operating lease right-of-use assets	1,444	1,853
Intangible assets	25,250	25,250
Goodwill	-	3,058
Total assets	$32,406	$37,954

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$809	$249
Accrued expenses	1,618	1,552
Operating lease liabilities - current portion	436	404
Loans payable - current portion	233	252
Other current liabilities	900	-
Total current liabilities	3,996	2,457

Operating lease liabilities - non-current portion	1,161	1,624
Restructured debt liability - contingent milestone payments	15,000	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	5,058	5,061
Total liabilities	29,015	27,942

Mezzanine Equity:
Series A redeemable preferred stock, $0.001 par value; 0 and 40,000 shares authorized; 0 and 38,610.119 shares issued and outstanding at 2023 and 2022, respectively	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 and 4,960,000 shares authorized; 0 shares issued and outstanding at 2023 and 2022, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 5,996,587 and 772,203 shares issued at 2023 and 2022, respectively; 5,996,586 and 772,202 shares outstanding at 2023 and 2022, respectively	6	-
Additional paid-in capital	851,262	837,598
Accumulated deficit	(844,823)	(824,532)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	3,391	10,012
Total liabilities, mezzanine equity & stockholders’ equity	$32,406	$37,954

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022

Expenses:
Research and development	$8,341	$11,099
General and administrative	9,198	10,790
Loss on impairment of goodwill	3,058	12,624
Loss on impairment of intangible assets	-	6,820
Total operating expenses	20,597	41,333
Operating loss	(20,597)	(41,333)

Other income (expense):
Interest income	325	109
Interest expense	(50)	(53)
Other income, net	31	702
Total other income, net	306	758

Loss before income taxes	(20,291)	(40,575)
Deferred income tax benefit	-	1,367
Net loss	$(20,291)	$(39,208)

Net loss per common share
Basic and diluted	$(5.24)	$(62.23)

Weighted average number of common shares outstanding
Basic and diluted	3,876	630

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2021	-	$-	565	$-	$830,259	$(785,324)	-	$(3,054)	$41,881
Net loss	-	-	-	-	-	(39,208)	-	-	(39,208)
Issuance of Series A Preferred Stock	39	-	-	-	-	-	-	-	-
Issuance of common stock, ATM Program, net of issuance costs of $131	-	-	207	-	4,253	-	-	-	4,253
Stock-based compensation expense	-	-	-	-	3,086	-	-	-	3,086
Balance - December 31, 2022	39	$-	772	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	(20,291)	-	-	(20,291)
Redemption of Series A Preferred Stock	(39)	-	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	2	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses of $276	-	-	118	1	842	-	-	-	843
Reverse split adjustments - fractional share round ups	-	-	17	-	-	-	-	-	-
Issuance of common stock and common stock warrants, net of issuance costs of $1,630	-	-	4,239	4	10,790	-	-	-	10,794
Issuance of common stock, ATM Program, net of issuance costs of $23	-	-	849	1	754	-	-	-	755
Stock-based compensation expense	-	-	-	-	1,278	-	-	-	1,278
Balance - December 31, 2023	-	$-	5,997	$6	$851,262	$(844,823)	-	$(3,054)	$3,391

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,291)	$(39,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	533
Stock-based compensation	1,278	3,086
Non-cash lease expense	409	528
Loss on impairment of goodwill	3,058	12,624
Loss on impairment of intangible assets	-	6,820
Loss on sale and disposal of property and equipment	12	19
Deferred income tax benefit	-	(1,367)
Unrealized gain on foreign exchange rate changes	(3)	(710)
Changes in assets and liabilities:
Prepaid expenses and other current assets	923	1,076
Accounts payable	560	(444)
Accrued expenses	66	(1,838)
Operating lease liabilities	(431)	(571)
Other current liabilities	900	-
Net cash used in operating activities	(13,437)	(19,452)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	210
Purchase of property and equipment	(15)	(13)
Net cash (used in) provided by investing activities	(15)	197

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	10,794	-
Proceeds from exercise of common stock warrants, net of expenses	843	-
Proceeds from ATM Program, net of issuance costs	755	4,253
Principal payments on loans payable	(797)	(1,174)
Net cash provided by financing activities	11,595	3,079
Net decrease in cash, cash equivalents, and restricted cash	(1,857)	(16,176)
Cash, cash equivalents, and restricted cash - beginning of year	6,326	22,502
Cash, cash equivalents, and restricted cash - end of year	$4,469	$6,326

Supplementary disclosure of non-cash activity:
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	$1,238	$-
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	274	-
Prepayment of insurance through third-party financing	778	1,132

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 1 – The Company and Description of Business

We are a biotechnology company focused on advancing early and late-stage innovative therapies for critical conditions and diseases. Our portfolio of product candidates includes istaroxime, a Phase 2 candidate with sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activating properties for acute heart failure and associated cardiogenic shock, preclinical SERCA2a activators for heart failure, rostafuroxin for the treatment of hypertension in patients with a specific genetic profile, and a preclinical atypical protein kinase C iota, or aPKCi, inhibitor (topical and oral formulations), being developed for potential application in rare and broad oncology indications. We also have a licensing business model with partnership out-licenses currently in place.

Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In the fourth quarter of 2023, we initiated an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of SERCA2a. The SEISMiC Extension study is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second half of 2024. Additionally, we have recently initiated a small study in more severe SCAI Stage C cardiogenic shock, or SEISMiC C, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C study is expected to enroll up to 20 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2024. Our ability to complete both of these studies with their intended sample size is dependent upon us securing adequate resourcing for the program through financing efforts or business development activities.

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

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation SERCA2a activators, known as dual mechanism SERCA2a activators, and rostafuroxin, a Phase 2 product candidate for hypertension associated with specific genotypes. In addition, we are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in AHF with istaroxime. Further, we are engaged in discussions regarding potential global licensing partnerships outside of Lee’s (HK) territory.

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a Licence Agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, including the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug, or IND, enabling activities and are in the process of determining the expected clinical development plan for the platform.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

We have incurred net losses since inception. Our net loss was $20.3 million and $39.2 million, respectively, for the years ended December 31, 2023 and 2022. Included in our net loss for the year ended December 31, 2023 is a non-cash loss on impairment of goodwill of $3.1 million. Included in our net loss for the year ended December 31, 2022 are a non-cash loss on impairment of goodwill of $12.6 million, a non-cash loss on impairment of intangible assets related to rostafuroxin of $6.8 million and a related $1.4 million deferred income tax benefit (See the section titled, “Note 4 – Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2023, we had an accumulated deficit of $844.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program, or the 2023 ATM Program (See the section titled, “Note 11 – Mezzanine Equity and Stockholders’ Equity”).

The shares of common stock we may issue or sell under the 2023 ATM Program are registered under our Registration Statement on Form S-3 (File No. 333-261878), which was declared effective by the SEC on January 3, 2022. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of April 16, 2024, we had sold substantially all that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

During the fourth quarter of 2023, we sold 848,367 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.8 million. During the first quarter of 2024, we sold 2,576,153 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

As of December 31, 2023, we had cash and cash equivalents of $4.3 million and current liabilities of $4.0 million. On April 2, 2024, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the buyers named therein, or the Buyers. Pursuant to the Purchase Agreement, we agreed to sell senior convertible notes, or the Notes, for $1.5 million of gross proceeds. As a result, we believe that we have sufficient resources available to fund our business operations through April 2024. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. The failure to obtain sufficient additional capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying financial statements.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

When testing our indefinite-lived intangible assets and goodwill for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets and goodwill as of December 1, 2023 and 2022, we elected to perform a quantitative assessment.

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

Based on our annual quantitative impairment assessment of our indefinite-lived IPR&D intangible assets as of December 1, 2023, we concluded that the assets were not impaired.

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2022, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of December 1, 2022 was approximately $2.9 million. We then compared this fair value to the carrying value of approximately $9.7 million, and recorded an additional loss on impairment of intangible assets of $6.8 million related to the IPR&D of our rostafuroxin drug candidate. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. The estimated fair value exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Since early 2022, we have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis. As a result, we performed the required interim goodwill impairment test in the second and third quarters of 2022 as well as the annual goodwill quantitative test as of December 1, 2022 and determined that the fair value of our reporting unit was more likely than not less than its carrying value. For the year ended December 31, 2022, we recorded an aggregate loss on goodwill of $12.6 million within operating expenses in our consolidated statement of operations.

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, suggested that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, in each quarter, we performed the required interim goodwill impairment test consistent with the methodology described above and determined that the fair value of our reporting unit was more likely than not less than its carrying value. We recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the year ended December 31, 2023, the aggregate loss on impairment of goodwill was $3.1 million, recognized within operating expenses in our consolidated statement of operations. As of December 31, 2023, goodwill was zero on our consolidated balance sheet.

The following table represents identifiable intangible assets and goodwill as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Goodwill	$-	$3,058

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is the US Dollar. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in Total other income, net. Foreign currency transactions resulted in gains of $0.7 million for the year ended December 31, 2022. Foreign currency transactions for the year ended December 31, 2023 are immaterial.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to credit risk, consist principally of cash and cash equivalents. All cash and cash equivalents are held in U.S. financial institutions and money market funds. At times, we may maintain cash balances in excess of the federally insured amount of $250,000 per depositor, per insured bank, for each account ownership category. Although we currently believe that the financial institutions with whom we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so. We have not experienced any credit losses associated with our balances in such accounts.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and restricted cash. The fair values of our cash equivalents are based on quoted market prices. The carrying value of cash equivalents is equal to their respective fair values at December 31, 2023 and 2022, respectively. Accounts payable and accrued expenses are carried at cost, which approximates fair value because of their short maturity. The carrying value of loans payable (including current installments) approximates fair value based on a comparison of interest rates on the loan to current market rates considering our credit risk.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

Restricted Cash

Restricted cash consists principally of a $140,000 certificate of deposit held by our bank as collateral for a letter of credit in the same notional amount held by our landlord to secure our obligations under our lease agreement dated May 26, 2004 for our headquarters location in Warrington, Pennsylvania and $10,000 in deposits held by our landlord for our offices in Taipei, Taiwan.

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

Long-lived Assets

Our long-lived assets, primarily consisting of property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or its estimated useful life has changed significantly. When the undiscounted cash flows of an asset are less than its carrying value, an impairment is recorded and the asset is written down to estimated value. No impairment was recorded during the years ended December 31, 2023 and 2022 as management believes there are no circumstances that indicate that the carrying value of the assets will not be recoverable.

Collaborative Arrangements

We account for collaborative arrangements in accordance with applicable accounting guidance provided in ASC Topic 808, Collaborative Arrangements. See the section titled, “Note 13 – Collaboration, Licensing and Research Funding Agreements”

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Severance

In July 2023, we entered into a separation agreement with an executive, which provides that the former employee will be entitled to receive (i) a severance amount equal to the sum of the employee’s base salary then in effect and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus awarded to other contract executives for the year 2023, prorated for the number of days of the employee’s employment during 2023, and payable at the time that other contract executives are paid bonuses with respect to 2023. The severance amount related to the departure of this executive is approximately $0.5 million, which was recorded in general and administrative expense at the date of the separation, and will be paid ratably through July 2024. As of December 31, 2023, approximately $0.2 million was paid. The remaining liability as of December 31, 2023 is approximately $0.3 million and is included in accrued expenses.

In June 2023, we implemented certain reductions in headcount. The total severance cost for impacted employees is approximately $0.2 million, which was recorded in research and development expense at the date of the separations and will be paid ratably through December 2023. As of December 31, 2023, approximately $0.2 million of severance costs was paid. No further amounts were due as of December 31, 2023.

In January 2022, in order to focus our resources on the development of our istaroxime program, we began to reduce costs related to KL4 surfactant that were not already transferred to our licensee, Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), and Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, under the terms of our License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement. These costs included certain reductions in headcount dedicated to KL4 surfactant and the decommissioning of both our analytical and technical support laboratory, which previously conducted release testing of active pharmaceutical ingredients, or APIs, and supportive research for our lyophilized and aerosolized KL4 surfactant, and our medical device development laboratory, which was previously used to conduct development activities and testing for our aerosol delivery system, or ADS, technologies. In February 2022, management communicated its commitment to provide severance payments to impacted employees, provided that they remained employed with us through their expected termination dates. The total severance cost for impacted employees was approximately $0.4 million, which was accrued over the service periods of the employees and was paid ratably through September 2022. All amounts due were paid in 2022.

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt (See the section titled, “Note 10 – Restructured Debt Liability”), we have established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or the Milestone Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability has been recorded at full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or milestones are not achieved and the liability is written off as a gain on debt restructuring.

On January 24, 2024, we and affiliates of Deerfield entered into an Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive the milestone payments (See the section titled, “Note 18 – Subsequent Events”).

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

Stock-based Compensation

Stock-based compensation is accounted for under the fair value recognition provisions of ASC Topic 718, Stock Compensation, or ASC Topic 718. See the section titled, “Note 12 – Stock Options and Stock-based Employee Compensation,” for a detailed description of our recognition of stock-based compensation expense. The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter.

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

For the year ended December 31, 2022, we recorded a deferred income tax benefit of $1.4 million. The deferred income tax benefit recorded relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin for the year ended December 31, 2022.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. For the years ended December 31, 2023 and 2022,the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, as well as of the vesting of restricted stock units, was 5.4 million and 0.4 million shares, respectively. As of December 31, 2023 and 2022, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted net loss per common share.

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

Segment and Geographic Information

We currently operate in one operating segment, which is the research and development of products focused on cardiovascular disease. We are managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. We do not operate separate lines of business with respect to our product candidates. We operate primarily in the U.S. and Asia. Long-lived assets, consisting of intangible assets of $25.3 million, were located outside the U.S. as of December 31, 2023.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities.
●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$3,532	$3,532	$-	$-
Total Assets	$3,532	$3,532	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$4,212	$4,212	$-	$-
Total Assets	$4,212	$4,212	$-	$-

Fair Value on a Non-Recurring Basis

The table below categorizes assets measured at fair value on a non-recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Goodwill	$-	$-	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2022	Level 1	Level 2	Level 3

Intangible assets:
Rostafuroxin drug candidate	$2,910	$-	$-	$2,910

Goodwill	$3,058	$-	$-	$3,058

Certain of our assets were measured at fair value on a non-recurring basis during the years ended December 31, 2023 and 2022. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2022. Our goodwill was also recorded at its estimated fair value as a result of the impairment tests performed in 2023 and 2022, which resulted in the goodwill being written down to zero as of June 30, 2023 (See the section titled, “Note 4 – Accounting Policies – Intangible Assets and Goodwill”).

Significant factors considered in estimating the fair value of the IPR&D intangible asset related to our rostafuroxin drug candidate include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for the IPR&D intangible asset were estimated based on forecasted revenue and costs, taking into account the expected product life cycle, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D intangible asset; (ii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iii) the tax rate, which considers geographic diversity of the projected cash flows. Quantitative information about the significant unobservable inputs used in the fair value measurement of the IPR&D intangible asset included a discount rate of 20.0% and a tax rate of 30.0% for 2022. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidate and market conditions which could result in future impairment charges related to the indefinite-lived intangible asset balance.

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

Note 6 – Property and Equipment

Property and equipment is comprised of the following:

	December 31,
(in thousands)	2023	2022

Leasehold improvements	$2,664	$2,649
Manufacturing, laboratory & office equipment	870	881
Furniture & fixtures	390	390
Subtotal	3,924	3,920
Accumulated depreciation and amortization	(3,741)	(3,658)
Property and equipment, net	$183	$262

Depreciation expense on property and equipment for the years ended December 31, 2023 and 2022 was $0.1 million and $0.5 million, respectively. During the first quarter of 2022, we determined that certain manufacturing and laboratory equipment assets related to the KL4 surfactant platform would be abandoned by March 31, 2022. We accelerated depreciation of these assets during the first quarter of 2022, resulting in $0.4 million of additional depreciation expense for the three months ended March 31, 2022. During the second quarter of 2022, the abandoned assets and certain other KL4 surfactant platform assets were disposed.

Note 7 – Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2023	2022

Research and development	$574	$786
Professional fees	279	459
Severance	261	-
Salaries, bonus and benefits	64	123
Other	440	184
Total accrued expenses	$1,618	$1,552

Note 8 - Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $126,000 are due monthly from July 2023 through April 2024. As of December 31, 2023, the outstanding principal of the loan was $0.2 million.

In June 2022, we entered into an insurance premium financing and security agreement with Bank Direct Capital Finance. Under the agreement, we financed $1.1 million of certain premiums at a 3.90% fixed annual interest rate. Payments of approximately $126,000 were due monthly from July 2022 through March 2023. As of December 31, 2022, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the first quarter of 2023.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 9 - Other Current Liabilities

In 2008, we entered into an Amended and Restated License Agreement with Philip Morris USA, Inc., or PMUSA, with respect to the U.S., or the U.S. License Agreement, and, as PMUSA had assigned its ex-U.S. rights to Philip Morris Products S.A., or PMPSA, effective on the same date and on substantially the same terms and conditions, we entered into a license agreement with PMPSA with respect to rights outside of the U.S., which we refer to, together with the U.S. License Agreement, as the PM License Agreements (See the section titled, “Note 13 – Collaboration, Licensing and Research Funding Agreements – Philip Morris USA Inc. and Philip Morris Products S.A.”)

Amendment No. 1 to the Amended and Restated License Agreement with Philip Morris USA for Aerosolization Technology

On January 16, 2024, we entered into Amendment No. 1 to the U.S. License Agreement, effective as of January 17, 2024, or the U.S. License Agreement Amendment, which amended the U.S. License Agreement. The U.S. License Agreement licenses U.S. intellectual property rights to us in respect of our former acute pulmonary care platform that was globally outlicensed to the Licensee in August 2022. Pursuant to the U.S. License Agreement Amendment, we agreed to pay PMUSA (i) $100,000 by January 18, 2024, (ii) $400,000 no later than the earlier of (a) July 1, 2024 or (b) the Company receiving a specified amount of net proceeds from debt or equity financings occurring on or after January 17, 2024 and (iii) up to an aggregate of $1.4 million upon the achievement of certain development and regulatory milestones, which milestone payments are expected to be funded from corresponding milestone payments received from the Licensee. Additionally, under the U.S. License Agreement Amendment, the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments under Section 7.3 of the U.S. License Agreement as in effect immediately prior to January 17, 2024. The U.S. License Agreement Amendment also grants PMUSA the right to terminate the U.S. License Agreement upon 30 days prior written notice to us if we have not paid a milestone payment to PMUSA by January 1, 2028.

Amendment No. 1 to the License Agreement with Philip Morris Products for Aerosolization Technology

On January 16, 2024, we also entered into Amendment No. 1 to the License Agreement with PMPSA, effective as of January 17, 2024, or the PMPSA License Amendment, which amended the License Agreement, dated March 28, 2008, between us and PMPSA, or the PMPSA License Agreement. The PMPSA License Agreement licenses ex-U.S. intellectual property to us in respect of our former acute pulmonary care platform that was globally outlicensed to the Licensee in August 2022. Pursuant to the PMPSA License Amendment, we agreed to pay PMPSA (i) $75,000 by January 19, 2024, or the Upfront Payment, (ii) $325,000 no later than the earlier of (a) July 1, 2024 or (b) the Company receiving a specified amount of net proceeds from debt or equity financings occurring on or after January 17, 2024 (together with the Upfront Payment, the Fixed Payments) and (iii) up to an aggregate of $1.4 million upon the achievement of certain development and regulatory milestones, which milestone payments are expected to be funded from corresponding milestone payments received from the Licensee. Additionally, but contingent upon our timely payment of the Fixed Payments, the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments under Section 6.2 of the PMPSA License Agreement as in effect immediately prior to January 17, 2024.

Accounting for the PMUSA and PMPSA Payments

We have accounted for these payments as a recognized subsequent event in accordance with applicable accounting guidance provided in ASC Topic 855, Subsequent Events. For the year ended December 31, 2023, we accrued $0.9 million for payments to PMUSA and PMPSA to be paid in 2024.

Note 10 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Exchange and Termination Agreement, or the Milestone Agreement, pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 167 shares of our common stock at an exercise price of $118,020.00 per share held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) 474 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Milestone Agreement) on the closing date, and (z) the right to receive certain milestone payments based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Milestone Agreement. The liability has been recorded at the full value of the contingent milestones and will continue to be carried at full value until the milestones are achieved and paid or the milestones are not achieved and the liability is written off as a gain on debt restructuring.

As of December 31, 2023 and 2022, the restructured debt liability balance was $15.0 million.

On January 24, 2024, we and affiliates of Deerfield entered into an Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive the milestone payments (See the section titled, “Note 18 – Subsequent Events”).

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 11 – Mezzanine Equity and Stockholders’ Equity

April 2023 Public Offering

On April 20, 2023, we commenced the April 2023 Offering for a public offering of an aggregate of 3,686,006 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants were immediately exercisable for shares of common stock at a price of $2.93 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

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

We have determined that the appropriate accounting treatment under ASC 480, Distinguishing Liabilities from Equity, or ASC 480, is to classify the shares of common stock and the April 2023 Warrants issued in the April 2023 Offering as equity. We have also determined that the April 2023 Warrants were not in their entirety a derivative under the scope of ASC 815, Derivatives and Hedging, or ASC 815, due to the scope exception under ASC 815-10-15-74, nor are there any material embedded derivatives that require separate accounting. We allocated the net proceeds from the April 2023 Offering based on the relative fair value of the common stock and the April 2023 Warrants.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

Series A Preferred Stock

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

All shares of Series A Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the adjournment proposal as of immediately prior to the opening of the polls at such meeting, or the Initial Redemption Time, will automatically be redeemed in whole, but not in part, by us at the Initial Redemption Time. All shares that were not redeemed pursuant to the Initial Redemption Time will be redeemed if ordered by the Board of Directors or automatically upon the approval by our stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal. Each share of Series A Preferred Stock is entitled to receive $0.01 in cash for each 10 whole shares of Series A Preferred Stock immediately prior to the redemption.

Upon issuance of the Series A Preferred Stock, we were not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to attend or return a proxy card for the Special Meeting, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed at the Initial Redemption Time. Since the redemption of the Series A Preferred Stock was not solely in the control of us, the shares of Series A Preferred Stock are classified within mezzanine equity. The shares of Series A Preferred Stock were recorded at redemption value, which approximates fair value.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

At-The-Market Program

On November 9, 2023, we entered into an At-The-Market Offering Agreement with Ladenburg, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through Ladenburg as agent and/or principal (subject to the limitations of General Instruction I.B.6 of Form S-3) through an at-the-market program, or the 2023 ATM Program. We are not obligated to make any sales under the 2023 ATM Program. When we issue sale notices to Ladenburg, we designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions.

Sales under the 2023 ATM Program will be made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, and declared effective on January 3, 2022 and a prospectus supplement related thereto. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of April 16, 2024, we had sold substantially all that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

Either party may suspend the offering under the 2023 ATM Program by notice to the other party. The 2023 ATM Program will terminate upon the earlier of (i) the sale of all shares subject to the 2023 ATM Program or (ii) termination of the 2023 ATM Program in accordance with its terms. Either party may terminate the 2023 ATM Program at any time upon five business days' prior written notification to the other party in accordance with the related agreement.

We agreed to pay Ladenburg a commission of 3% of the gross sales price of any shares sold pursuant to the 2023 ATM Program. The rate of compensation will not apply when Ladenburg acts as principal, in which case such rate shall be separately negotiated. We also agreed to reimburse Ladenburg for the fees and disbursements of its counsel in an amount not to exceed $60,000, in addition to certain ongoing disbursements of its legal counsel up to $3,000 per calendar quarter.

During the fourth quarter of 2023, we sold 848,367 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $0.8 million. During the first quarter of 2024, we sold 2,576,153 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

On September 17, 2020, we entered into an At-The-Market Offering Agreement with Ladenburg, or the 2020 ATM Program, pursuant to which we were able to offer and sell, from time to time at our sole discretion, up to a maximum of $10.0 million of shares of our common stock through Ladenburg as agent and/or principal under the 2020 ATM Program. For the year ended December 31, 2022, we sold 206,824 shares of our common stock under the 2020 ATM Program resulting in aggregate gross proceeds to us of approximately $4.4 million and net proceeds of approximately $4.3 million.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Common Shares Reserved for Future Issuance

Common shares reserved for potential future issuance upon exercise of warrants

The chart below summarizes shares of our common stock reserved for future issuance upon the exercise of warrants:

	December 31,
(in thousands, except price per share data)	2023	2022	Exercise Price	Expiration Date
Investors - April 2023 financing	4,239	-	$2.93	04/24/28
Investors - February 2023 warrant repricing	44	-	$10.76	07/21/28
Investors - January 2023 warrant repricing	192	-	$10.76	06/20/28
Investors - March 2021 financing	96	185	$180.00	03/25/26
Service Agreement - 2021 warrants	3	3	$412.50	02/09/24
Investors - May 2020 financing	52	63	$399.00	05/22/25
Investors - December 2019 financing	22	29	$604.50	12/06/24
Investors - AEROSURF	20	20	$-	02/14/24
Investors - December 2018 financing - long-term	-	26	$607.50	12/04/23
Battelle - 2018 payables restructuring agreement (1)	-	1	$975.00	12/07/23
Panacea Venture Management Company Ltd.	-	1	$600.00	07/02/23
LPH II Investments Limited	1	1	$828.00	04/04/25
Investors - February 2017 financing	2	2	$4,110.00	02/15/24
Battelle - 2014 collaboration agreement	1	1	$210,000.00	10/10/24
Total	4,672	332

(1)	See the section titled, “Note 13 – Collaboration, Licensing and Research Funding Agreements,” for further details on the Battelle collaboration agreement.

Common shares reserved for potential future issuance upon granting of additional equity incentive awards

The 2020 Equity Incentive Plan, or the 2020 Plan, initially provided for up to a maximum of approximately 31,000 shares of common stock to be available for issuance pursuant to stock-based awards granted under the 2020 Plan. On August 15, 2023, at the Annual Meeting of Stockholders, our stockholders approved an amendment and restatement of the 2020 Plan to increase the authorized shares under the existing 2020 Plan by 645,000 shares and to remove the 2020 Plan’s evergreen provision. See the section titled, “Note 12 – Stock Options and Stock-based Employee Compensation.”

As of December 31, 2023, we had approximately 0.3 million shares available for potential future issuance under the 2020 Plan.

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

On August 15, 2023, at the Annual Meeting of Stockholders, our stockholders approved an amendment and restatement of the 2020 Plan to increase the authorized shares under the existing 2020 Plan by 645,000 shares and to remove the 2020 Plan’s evergreen provision.

As of December 31, 2023, there were approximately 0.7 million shares of our common stock authorized under the 2020 Plan, of which approximately 0.3 million shares remained available for issuance as of December 31, 2023.

An administrative committee, currently the Compensation Committee of the Board of Directors, or Committee delegates, may determine the types, the number of shares covered by, and the terms and conditions of, such awards. Eligible participants may include any of our employees, directors, advisors or consultants.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Stock options and RSUs outstanding and available for future issuance are as follows:

	December 31,
(in thousands)	2023	2022

Stock Options and RSUs Outstanding
2020 Plan	393	50
2011 Plan	29	30
Non-Plan	2	9
Total Outstanding	424	89

Available for Future Grants under the 2020 Plan	339	12

No SARs, RSAs, other performance and stock-based awards, or dividend equivalents have been granted under the 2020 Plan. Although individual grants may vary, option awards generally have a 10-year term, are exercisable upon vesting, and vest with respect to one-twelfth of the total number of shares subject to the options on a quarterly basis (every three months) or vest with respect to one-third of the total number of shares subject to the options on an annual basis (every twelve months). Non-Plan stock options outstanding are in connection with the hiring of certain executive officers and other employees for whom inducement grants were awarded in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement grants vest in a series of three successive, equal installments beginning with the first anniversary of the grant date and have a 10-year term. Although individual awards may vary, RSUs generally vest with respect to one-third of the total number of shares subject to the RSUs on an annual basis (every twelve months).

A summary of activity under our long-term incentive plans is presented below:

(in thousands, except for weighted-average data)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)

Outstanding at January 1, 2023	78	$381.00
Granted	213	1.21
Forfeited or expired	(14)	259.02
Outstanding at December 31, 2023	277	$92.41	8.8

Vested and exercisable at December 31, 2023	56	$432.45	5.9

Vested and expected to vest at December 31, 2023	254	$94.53	8.8

(in thousands, except for weighted-average data)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	11	$49.50
Awarded	142	1.21
Vested	(3)	48.55
Cancelled	(3)	49.57
Outstanding at December 31, 2023	147	$2.94

Based upon application of the Black-Scholes option-pricing formula described below, the weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.03 and $42.00, respectively. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $1.21 and $49.50, respectively. The total intrinsic value of options outstanding, vested, and exercisable as of December 31, 2023 are each $0.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Stock-Based Compensation

We recognized stock-based compensation expense in accordance with ASC Topic 718 of $1.3 million and $3.1 million, respectively, for the years ended December 31, 2023 and 2022.

Stock-based compensation expense was classified as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Research and development	$383	$807
General and administrative	895	2,279
Total	$1,278	$3,086

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

	Year Ended December 31,
	2023	2022

Weighted average expected volatility	112%	106%
Weighted average expected term	6.0	6.9
Weighted average risk-free interest rate	4.33%	1.70%
Expected dividends	-	-

The total fair value of the underlying shares of the options vested during 2023 and 2022 is $2.8 million and $3.8 million, respectively. As of December 31, 2023, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2020 Plan and the 2011 Plan. That cost is expected to be recognized over a weighted-average vesting period of 2.1 years.

Note 13 – Collaboration, Licensing and Research Funding Agreements

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Licensing and Research Funding Agreements

Lee’s Pharmaceutical (HK) Ltd.

Term Sheet and Project Financing Agreement

On March 18, 2020, we entered into the Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) provided financing for the development of AEROSURF. In August 2020, we entered into a Project Financing Agreement with Lee’s (HK), or the PF Agreement, formalizing the terms of the Term Sheet, and under which we received payments totaling $2.8 million through October 2020. On November 12, 2020, Lee’s (HK) provided notice of termination of additional funding under the PF Agreement, and we and Lee’s (HK) revised our plans for the continued development of AEROSURF. Lee’s (HK) agreed to continue the development of AEROSURF in Asia at its own cost. Lee’s (HK) agreed to fund an additional $1.0 million to us in 2021 for certain transition and analytical services to be provided by us with respect to the development of AEROSURF, which will be considered “Project Expenses” under the terms of the PF Agreement. In 2021, we received payments totaling $1.0 million from Lee’s (HK) and no further amounts were due under the PF Agreement.

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

As of December 31, 2023 and 2022, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

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

License, Development and Commercialization Agreement with Lee’s Pharmaceutical (HK) Ltd.

On January 12, 2024, we entered into a License, Development and Commercialization Agreement with Lee’s (HK) effective as of January 7, 2024 under which we granted an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute and otherwise commercialize products that incorporate istaroxime for intravenous administration, rostafuroxin for oral administration, and our proprietary dual-mechanism SERCA2a activators for intravenous or oral administration, in each case for the prevention, mitigation and/or treatment of any disease, disorder or condition in humans including acute decompensated heart failure, cardiogenic shock, and chronic use following discharge of an individual hospitalized for acute decompensated heart failure in the Greater China region (See the section titled, “Note 18 – Subsequent Events”).

Philip Morris USA Inc. and Philip Morris Products S.A.

In 2008, we entered into the U.S. License Agreement with PMUSA and, as PMUSA had assigned its ex-U.S. rights to PMPSA effective on the same date and on substantially the same terms and conditions, we entered into a license agreement with PMPSA with respect to rights outside of the U.S., which we refer to, together with the U.S. License Agreement, as the PM License Agreements. Under the PM License Agreements, we hold exclusive worldwide licenses to the ADS technology for use with pulmonary surfactants (alone or in combination with any other pharmaceutical compound(s)) for all respiratory diseases and conditions (the foregoing uses in each territory, or the Exclusive Field), and an exclusive license in the U.S. for use with certain non-surfactant drugs to treat specified respiratory indications in humans in designated hospital settings. The PM License Agreements provide for payment of royalties at a rate equal to a low single-digit percent of sales of products sold in the Exclusive Field (as defined in the PM License Agreements) in the territories, including sales of aerosol devices that are not based on the ADS technology (unless we exercise our right to terminate the license with respect to a specific indication). While there is no legal obligation under the agreements to make minimum royalty payments, in the event we do not make quarterly minimum royalty payments, PMUSA and PMPSA can terminate the agreements. In making such payments, we are entitled to a reduction of future royalties in an amount equal to the excess of any minimum royalty paid over royalties actually earned in prior periods.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Pursuant to the A&R License Agreement described above, Licensee has agreed to assume certain of our obligations under the PM License Agreements.

On January 16, 2024, we entered into Amendment No. 1 to the U.S. License Agreement with PMUSA and also entered into Amendment No. 1 to the License Agreement with PMPSA in which the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments in effect immediately prior to January 17, 2024 (See the section titled, “Note 9 – Other Current Liabilities”).

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

Universita degli Studi di Milano-Bicocca

Effective April 13, 2015, CVie Therapeutics, entered into an Agreement for Scientific Collaboration with the Universita degli Studi di Milano-Bicocca, or Bicocca, in Milan, Italy, focused on defining the role of SERCA2a and phospholamban, or PLN, in modulating cardiac contraction, and discovering new small molecules to modulate SERCA2a activity or new drugs for treating chronic and acute human heart failure. The term of the collaboration agreement would have expired after three years but was extended for approximately an additional year, with the option for further renewal.

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

Note 14 – Related Party Transactions

Lee’s Holdings

As of December 31, 2023 and 2022, Lee’s Holdings’ beneficial ownership of our issued and outstanding shares of common stock was 2% and 13%, respectively.

We entered into the following transactions with Lee’s Holdings during 2023 and 2022:

●	On August 17, 2022, we entered into the A&R License Agreement, with Lee’s (HK) and Zhaoke, effective as of August 9, 2022. We may receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments under the A&R License Agreement. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income (See the section titled, “Note 13 – Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.)”);

●

In March 2020, we entered into the Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) had agreed to provide financing for the development of AEROSURF. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, under which we received payments of $1.0 million in 2021. As of December 31, 2023 and 2022, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities. The liability will remain on the balance sheet until we repay such amounts as a result of any revenues and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio. No further amounts are due under the PF Agreement as of December 31, 2023 (See the section titled, “Note 13 – Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.)”); and

●

During 2022, we incurred $0.4 million in research and development expenses for services provided by an affiliate of Lee’s Holdings, $0.3 million of which was in accrued expenses as of December 31, 2022.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Panacea Venture Management Company Ltd.

As of December 31, 2023 and 2022, Panacea Venture Management Company Ltd.’s, or Panacea’s, beneficial ownership of our issued and outstanding shares of common stock was 1% and 9%, respectively.

James Huang is a founding and Managing Partner of Panacea. In connection with the CVie Acquisition in December 2018, Mr. Huang was appointed as a director and Chairman of our Board. In April 2023, Mr. Huang resigned from this position.

On February 21, 2023, we entered into a warrant exercise inducement offer letter with Panacea Venture Healthcare Fund I, L.P., a related party of Panacea and a holder of certain of the February 2023 Existing Warrants. Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $7.06 per share. Additionally, Panacea agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 22,246 shares of common stock in exchange for our agreement to issue to Panacea new warrants to purchase up to an aggregate of 44,492 shares of common stock. We received aggregate gross and net proceeds of approximately $0.2 million and $0.1 million, respectively, from the exercise of the February 2023 Existing Warrants by Panacea (See the section titled, “Note 11 – Mezzanine Equity and Stockholders’ Equity”).

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

Note 16 – Income Taxes

The components of the benefit for income taxes for the years ended December 31, 2023 and 2022 is as follows:

	December 31,
(in thousands)	2023	2022
Deferred expense (benefit):
Foreign	$-	$(1,367)
Total deferred expense (benefit)	-	(1,367)
Total income tax expense (benefit)	$-	$(1,367)

For the year ended December 31, 2022, we recorded a deferred income tax benefit of $1.4 million. The deferred income tax benefit recorded relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin for the year ended December 31, 2022.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The reconciliation of the income tax benefit computed at the federal statutory rates to our recorded tax benefit for the years ended December 31, 2023 and 2022 is as follows:

	December 31,
(in thousands)	2023	2022

Income tax benefit, statutory rates	$(4,261)	$(8,521)
State taxes on income, net of federal benefit	(625)	903
Net operating loss expirations	5,875	3,485
Intangibles	613	2,561
Research and development tax credit	490	825
Foreign rate differential	37	196
Stock compensation	464	-
Employee related and other	(575)	467
Change in state tax rates	23,993	-
Other	-	(17)
Income tax expense / (benefit), statutory rates	26,011	(101)
Valuation allowance	(26,011)	(1,266)
Income tax benefit, net	$-	$(1,367)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022, are as follows:

	December 31,
(in thousands)	2023	2022

Long-term deferred assets:
Net operating loss carryforwards (federal and state)	$158,926	$185,591
Research and development tax credit	17,081	17,671
Compensation expense on stock	3,940	4,166
Other accrued	1,386	1,293
Capitalized R&D expenses	3,606	2,369
Depreciation	355	191
Total long-term deferred tax assets	185,294	211,281
Long-term deferred liabilities:
IPR&D	(5,058)	(5,061)
Total long-term deferred tax liabilities	(5,058)	(5,061)
Valuation allowance	(185,294)	(211,281)
Deferred tax liabilities, net	$(5,058)	$(5,061)

We are in a net deferred tax liability position as of December 31, 2023 and 2022. Because we have never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured. It is our policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. There was neither interest nor penalties accrued as of December 31, 2023 and 2022, nor were any incurred in 2023 or 2022.

At December 31, 2023 and 2022, we had available carryforward net operating losses for federal tax purposes of $620.4 million and $637.4 million, respectively, research and development tax credit carryforward of $16.5 million and $17.0 million, respectively and orphan drug tax credit carryforwards of $0.6 million for both periods. Of the $620.4 million of federal net operating loss carryforwards, $101.1 million can be carried forward indefinitely. The remaining federal net operating loss, research and development tax credit carryforwards and orphan drug credit carryforward will continue to expire through 2042.

At December 31, 2023 and 2022, we had available carryforward losses of approximately $576.3 million and $593.3 million, respectively, for state tax purposes. Of the $576.3 million state tax carryforward losses, $575.3 million is associated with the state of Pennsylvania, with the remainder associated with the other five (5) states within which we have established tax nexus.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and development, or R&D, expenditures under Internal Revenue Code Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business for tax purposes. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years, both using a midyear convention. During the year ended December 31, 2023, we capitalized $5.4 million and $2.0 million of domestic and foreign R&D expenses, respectively.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2022, we performed an evaluation to determine whether a valuation allowance was needed. We considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. We determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, we maintained a full valuation allowance as of December 31, 2023 and 2022.

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

Note 17 – Leases

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022

Operating lease cost	$536	$692
Variable lease cost	13	9
Sublease income	(44)	-
Total lease cost	$505	$701

Other Information
Operating cash flows used for operating leases	$559	$730
Weighted average remaining lease term (in years)	3.2	4.1
Weighted average incremental borrowing rate	7.07%	7.08%

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Future minimum lease payments under our non-cancelable operating leases as of December 31, 2023, are as follows:

(in thousands)	December 31, 2023

2024	$531
2025	570
2026	581
2027	97
Total lease payments	1,779
Less imputed interest	(182)
Total operating lease liabilities	$1,597

Note 18 – Subsequent Events

License Agreement with Lee’s Pharmaceutical (HK) Ltd.

On January 12, 2024, we entered into a License, Development and Commercialization Agreement with Lee’s (HK) effective as of January 7, 2024, or the Lee’s (HK) License Agreement. Under the Lee’s (HK) License Agreement, we granted an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute and otherwise commercialize products that incorporate istaroxime for intravenous administration, rostafuroxin for oral administration, and our proprietary dual-mechanism SERCA2a activators for intravenous or oral administration (collectively, the Products and each, a Product), in each case for the prevention, mitigation and/or treatment of any disease, disorder or condition in humans including acute decompensated heart failure, cardiogenic shock, and chronic use following discharge of an individual hospitalized for acute decompensated heart failure, or Field, in the People’s Republic of China, Hong Kong, Macau, Taiwan, Singapore, South Korea, Thailand, Vietnam, Brunei, Myanmar, Cambodia, East Timor, Indonesia, Laos, Malaysia, and the Philippines, or the New Licensed Territory.

Under the Lee’s (HK) License Agreement, we may receive up to $3.1 million in potential upfront pre-development, development, clinical, and regulatory milestone payments and up to $135.25 million in sales milestone payments. We are also entitled to receive a low double-digit percentage of Lee’s (HK) non-royalty sublicense income.

We are eligible to receive tiered royalties based on a percentage of Net Sales (as defined in the Lee’s (HK) License Agreement) that ranges from low single-digit to low double-digit percentages, depending on the Product. Royalties are payable on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the Product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten years after the first commercial sale of the Product in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each Product but at substantially reduced rates. In addition, the royalty rates are subject to reduction by as much as 50% in a given country based on generic competition in such country.

Under the Lee’s (HK) License Agreement, Lee’s (HK) will be solely and exclusively responsible for all costs and activities related to the development, manufacturing, regulatory approval and commercialization of Products in the New Licensed Territory, with the exception of certain costs in connection with filing fees payable to regulatory authorities in the New Licensed Territory relative to a Product for which we hold the applicable marketing authorization. Lee’s (HK) may sublicense its rights to its affiliates and may grant sublicenses to third-party subcontractors to perform certain activities under the Lee’s (HK) License Agreement on behalf of Lee’s (HK) or its affiliates but may not otherwise grant sublicenses to unaffiliated third parties without our prior consent. A sublicensee and a subcontractor may not be a competitor identified by us. Sublicenses granted under the Lee’s (HK) License Agreement may not include the right to further sublicense. The Lee’s (HK) License Agreement establishes a joint steering committee and a joint development committee to oversee the regional development (with us retaining final decision rights over clinical protocols) and a joint commercialization committee.

During the term of the Lee’s (HK) License Agreement, we receive an exclusive (even as to Lee’s (HK)), sublicensable license under any Lee’s (HK) and its affiliate’s intellectual property that covers a Product (including its manufacture and use) and any improvements to the licensed technology developed solely by or on behalf of Lee’s (HK) or jointly with us, to (i) develop Product in the Field to obtain or maintain regulatory approval outside of the New Licensed Territory, and (ii) use, sell, offer for sale, import, export, make, have made, distribute, warehouse, market, promote, apply for and submit applications for drug approval and reimbursement approval and otherwise commercialize Product in the Field outside of the New Licensed Territory. After the term of the Lee’s (HK) License Agreement, or in the event that we wish to obtain an exclusive license under certain patent rights during or after the term, we have the option to negotiate an exclusive royalty-bearing license under any such intellectual property, provided that such royalties shall not exceed specified low single-digit caps.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Under the Lee’s (HK) License Agreement, each party is responsible for prosecution and maintenance of its respective solely-owned patents, and the parties shall decide on a case-by-case basis the appropriate allocation of costs and control concerning matters regarding the prosecution, maintenance, defense and infringement of any jointly-owned patents. The Lee’s (HK) License Agreement provides for cooperation between the parties with respect to enforcement of patent rights. As between the parties, we have the first right to enforce patent rights against third parties at our own expense. If we decline to enforce such rights, Lee’s (HK) has the right to enforce such rights at its own expense. In the event that a third party claims that a Product used or sold by Lee’s (HK) (or its affiliate or sublicensee) is infringing on a patent in the New Licensed Territory, Lee’s (HK) is responsible for defending against such third party claim at its cost and expense, with the exception of certain counterclaims that we may bring.

The term of the Lee’s (HK) License Agreement will continue on a country-by-country basis for the commercial life of the Products. Either party may terminate the Lee’s (HK) License Agreement in the event of bankruptcy or a material breach of the Lee’s (HK) License Agreement by the other party that remains uncured for a period of sixty days (or within 30 days after delivery of a Default Notice (as defined in the Lee’s (HK) License Agreement) if such material breach is solely based on the breaching party’s failure to pay amount due under the Lee’s (HK) License Agreement). In addition, either party may terminate the Lee’s (HK) License Agreement with respect to any individual Product in a country if a regulatory authority in such country terminates, suspends or discontinues development of such Product and such termination, suspension or discontinuance persists for a period in excess of 18 months. Upon termination of the Lee’s (HK) License Agreement in its entirety or with respect to a particular Product or country, generally all related rights and licenses granted to Lee’s (HK) will terminate, all rights under our technology will revert to us, and Lee’s (HK) will cease all use of our technology, in each case in relation to the terminated Product(s) and country(ies), as applicable.

Exchange and Termination Agreement with Deerfield Management Company, L.P.

On January 24, 2024, we and affiliates of Deerfield entered into an Exchange and Termination Agreement, or the Exchange and Termination Agreement. Pursuant to the Milestone Agreement, among other things, Deerfield had the right to receive the Milestone Payments, which, if achieved, could potentially total up to $15.0 million.

Pursuant to the Exchange and Termination Agreement, Deerfield agreed to terminate its rights to receive the Milestone Payments and all related rights and obligations in respect of such Milestone Payments in exchange for (i) cash in the aggregate amount of $200,000, $100,000 of which was paid on January 24, 2024 and $100,000 of which will be paid no later than the earlier to occur of (a) January 24, 2025 and (b) us receiving a specified amount of gross proceeds from debt or equity financings occurring on or after January 24, 2024, and (ii) an aggregate of 608,272 shares of our common stock, par value $0.001 per share. The shares of the common stock were issued to Deerfield in a transaction exempt from registration pursuant Section 4(a)(2) of the Securities Act of 1933.

Contemporaneously with the execution of the Exchange and Termination Agreement, we and Deerfield entered into a Registration Rights Agreement pursuant to which we have agreed to, among other matters, register for resale with the SEC the shares of the common stock issued to Deerfield pursuant to the Exchange and Termination Agreement.

Asset Purchase Agreement with Varian Biopharmaceuticals

On April 2, 2024, we entered into the Asset Purchase Agreement with Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with the Licence Agreement, including the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. We also assumed all liabilities arising on or after April 2, 2024, relating to the research, development, manufacturing, registration, commercialization, use, handling, supply, storage, import, export or other disposition or exploitation of any and all products associated with the Transferred Assets.

In consideration of the purchase of the Transferred Assets, (i) on April 2, 2024, we issued a total of 5,500 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, to certain creditors of Varian and (ii) agreed to pay up to $2.3 million in milestone payments upon the achievement of certain regulatory and clinical development milestones with our option to pay such milestone payments either in cash or our common stock.

The Asset Purchase Agreement contains customary representations and warranties, covenants, closing conditions and indemnification provisions for a transaction of this nature, including, without limitation, confidentiality and non-compete undertakings by Varian.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Series B Preferred Stock

The terms of the Series B Preferred Stock are as set forth in the Series B Certificate of Designation of Series B Preferred Stock, as filed with the Delaware Secretary of State and effective on April 3, 2024. The Series B Certificate of Designation authorizes a total of 5,500 shares of Series B Preferred Stock, or the Series B Preferred Stock, with an initial conversion price of $0.3603, or the Preferred Conversion Price, which is subject to adjustment as provided in the Series B Certificate of Designation to no lower than $0.0721. The Series B Preferred Stock has a stated value of $1,000 per share, or the Stated Value, which equal to an aggregate Stated Value of $5,500,000 as of April 2, 2024. Each share of Series B Preferred Stock is initially convertible into 15,265 shares of our common stock, subject to adjustment as provided in the Series B Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

From and after April 2, 2024, each holder of a share of Series B Preferred Stock is entitled to receive dividends, or Dividends, which are computed on the basis of a 360-day year and twelve 30-day months and will increase the Stated Value of the Series B Preferred Stock on each dividend date (as defined in the Series B Certificate of Designation).

Dividends on the Series B Preferred Stock will accrue at 10.0% per annum, or the Dividend Rate, and be payable by way of inclusion of the Dividends in the Conversion Amount (as defined in the Series B Certificate of Designation) on each Conversion Date (as defined in the Series B Certificate of Designation) in accordance with the Series B Certificate of Designation or upon any redemption in accordance with the Series B Certificate of Designation or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Series B Certificate of Designation). From and after the occurrence and during the continuance of any Triggering Event (as defined in the Series B Certificate of Designation), the Dividend Rate will automatically be increased to 18.0% per annum.

The Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock at a price below the then-applicable Preferred Conversion Price, as described in further detail in the Series B Certificate of Designation.

Securities Purchase Agreement and Convertible Notes

On April 2, 2024, we entered into the Purchase Agreement with the Buyers. Pursuant to the Purchase Agreement, we agreed to sell the Notes for $1.5 million of gross proceeds. The Notes have an initial conversion price of $0.3603, which is subject to adjustment upon the occurrence of specified events to no lower than $0.0721, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock.

The Notes will be senior obligations of the Company. The Notes will accrue interest at a rate of 10.0% per annum, payable in arrears on the first calendar day of each calendar month, beginning on May 2, 2024, unless an event of default has occurred, upon which interest will accrue at 18.0% per annum. The Notes mature on January 2, 2025 unless earlier converted or redeemed (upon the satisfaction of certain conditions).

We may, subject to certain conditions, redeem all, but not less than all, of the amount then remaining under the Notes in cash at a premium of 20% of the greater of (i) the amount then outstanding under the Notes, and (ii) the equity value of our common stock underlying the Notes, which is calculated using the greatest closing sale price of our common stock on any trading day during the period commencing on the date of notice of such redemption and ending on the date we make the entire payment required pursuant to the Purchase Agreement. The Notes can also be redeemed by us under various other circumstances, such as a change of control, events of default, or at the option of the Buyer under limited circumstances, with any such redemption subject to the terms and conditions as set forth in the Notes.

The Notes contain certain conversion limitations, providing that no conversion may be made if, after giving effect to the conversion, the holder, together with any of its affiliates, would own in excess of 4.99% of our outstanding shares of common stock.

The Notes contain certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions and the transfer of assets, among other matters. The Notes also contain certain customary events of default, including, among other things, the failure to file and maintain an effective registration statement covering the certain registrable securities, subject to certain exceptions.

We agreed to seek stockholder approval for the issuance of all of the shares of common stock issuable upon conversion of the Notes and the Series B Preferred Stock in accordance with the rules and regulations of the Nasdaq Stock Market.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

We additionally agreed that, subject to certain exceptions, without the consent of the holders holding at least a majority of our common stock underlying the Series B Preferred Stock and our common stock underlying the Notes for the period commencing on April 2, 2024 and ending on the date immediately following the 90th trading day after the Applicable Date (as defined in the Purchase Agreement), or the Restricted Period, neither we nor our subsidiaries shall directly or indirectly issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security (including, without limitation, any equity security (as that term is defined under Rule 405 promulgated under the Securities Act of 1933, as amended), any Convertible Securities (as defined in the Purchase Agreement), any debt, any preferred stock or any purchase rights) (any such issuance, offer, sale, grant, disposition or announcement (whether occurring during the Restricted Period or at any time thereafter) is referred to as a Subsequent Placement).

Subject to the limitations described in the Purchase Agreement, for so long as the Notes are outstanding, we will be prohibited from effecting or entering into an agreement to effect any Subsequent Placement involving a Variable Rate Transaction (as defined in the Purchase Agreement). Additionally, the Purchase Agreement contains a participation right, which provides that, subject to certain exceptions, at any time on or prior to the fourth anniversary of April 2, 2024, neither we nor our subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless we comply with the notice procedures as outlined in the Purchase Agreement with respect to each Buyer, providing the opportunity for such Buyer to participate in such Subsequent Placement on a pro rata basis as described in the Purchase Agreement.