Form 10-Q
period 2024-03-31
WINDTREE THERAPEUTICS INC /DE/
filed 2024-05-15
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024, there were 591,909 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,547	$4,319
Prepaid expenses and other current assets	792	1,060
Total current assets	3,339	5,379

Property and equipment, net	162	183
Restricted cash	9	150
Operating lease right-of-use assets	1,343	1,444
Intangible assets	25,250	25,250
Total assets	$30,103	$32,406

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,689	$809
Accrued expenses	2,125	1,618
Operating lease liabilities - current portion	446	436
Loans payable	-	233
Other current liabilities	725	900
Total current liabilities	4,985	3,996

Operating lease liabilities - non-current portion	1,038	1,161
Restructured debt liability - contingent milestone payments	-	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	4,859	5,058
Total liabilities	14,682	29,015

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 510,181 and 333,145 shares issued at March 31, 2024 and December 31, 2023, respectively; 510,180 and 333,144 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1	-
Additional paid-in capital	853,078	851,268
Accumulated deficit	(834,604)	(844,823)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	15,421	3,391
Total liabilities & stockholders’ equity	$30,103	$32,406

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023

Expenses:
Research and development	$2,253	$1,415
General and administrative	2,152	2,292
Loss on impairment of goodwill	-	484
Total operating expenses	4,405	4,191
Operating loss	(4,405)	(4,191)

Other income (expense):
Gain on debt extinguishment	14,520	-
Interest income	30	44
Interest expense	(13)	(12)
Other income, net	201	48
Total other income, net	14,738	80

Income (loss) before income taxes	10,333	(4,111)
Income tax expense	(114)	-
Net income (loss)	$10,219	$(4,111)

Net income (loss) per common share
Basic and diluted	$21.98	$(85.65)

Weighted average number of common shares outstanding
Basic and diluted	465	48

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2022	3	$-	43	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	(4,111)	-	-	(4,111)
Redemption of Series A Preferred Stock	(3)	-	-	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses of $276	-	-	7	-	843	-	-	-	843
Reverse split adjustments - fractional share round ups	-	-	1	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	285	-	-	-	285
Balance - March 31, 2023	-	$-	51	$-	$838,726	$(828,643)	-	$(3,054)	$7,029

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2023	-	$-	333	$-	$851,268	$(844,823)	-	$(3,054)	$3,391
Net income	-	-	-	-	-	10,219	-	-	10,219
Issuance of common stock, ATM Program, net of issuance costs of $44	-	-	143	1	1,366	-	-	-	1,367
Issuance of common stock, equity consideration in debt extinguishment	-	-	34	-	280	-	-	-	280
Stock-based compensation expense	-	-	-	-	164	-	-	-	164
Balance - March 31, 2024	-	$-	510	$1	$853,078	$(834,604)	-	$(3,054)	$15,421

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$10,219	$(4,111)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21	23
Stock-based compensation	251	285
Non-cash lease expense	101	116
Loss on impairment of goodwill	-	484
Gain on debt extinguishment	(14,520)	-
Unrealized (gain) loss on foreign exchange rate changes	(209)	21
Changes in assets and liabilities:
Prepaid expenses and other current assets	270	218
Accounts payable	880	504
Accrued expenses	328	68
Operating lease liabilities	(113)	(127)
Other current liabilities	(175)	-
Net cash used in operating activities	(2,947)	(2,519)

Cash flows from financing activities:
Proceeds from ATM Program, net of issuance costs	1,367	-
Principal payments on loans payable	(233)	(252)
Payments on debt extinguishment	(100)	-
Proceeds from exercise of common stock warrants, net of expenses	-	843
Net cash provided by financing activities	1,034	591
Net decrease in cash, cash equivalents, and restricted cash	(1,913)	(1,928)
Cash, cash equivalents, and restricted cash - beginning of period	4,469	6,326
Cash, cash equivalents, and restricted cash - end of period	$2,556	$4,398

Supplementary disclosure of non-cash activity:
Fair value of common stock consideration related to debt extinguishment	$280	$-
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	-	1,238
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	-	274

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

We are a biotechnology company focused on advancing early and late-stage innovative therapies for critical conditions and diseases. Our portfolio of product candidates includes istaroxime, a Phase 2 candidate with sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activating properties for acute heart failure and associated cardiogenic shock; preclinical SERCA2a activators for heart failure; rostafuroxin for the treatment of hypertension in patients with a specific genetic profile; and a preclinical atypical protein kinase C iota, or aPKCi, inhibitor (topical and oral formulations), being developed for potential application in rare and broad oncology indications. We also have a licensing business model with partnership out-licenses currently in place.

Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In the fourth quarter of 2023, we initiated an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of SERCA2a. The SEISMiC Extension study is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second half of 2024. Additionally, we have recently initiated a small study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 20 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2024. Our ability to complete both of these studies with their intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

Our heart failure cardiovascular portfolio also includes SERCA2a activators. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance the development of rostafuroxin without securing such an arrangement or partnership.

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation dual mechanism SERCA2a activators, and rostafuroxin, a Phase 2 product candidate for hypertension associated with specific genotypes. In addition, we are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in AHF with istaroxime. Further, we are engaged in discussions regarding potential global licensing partnerships outside of Lee’s (HK) territory.

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a licence agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, which includes the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi inhibitor with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug enabling activities and are in the process of determining the expected clinical development plan for the platform.

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private securities offerings; convertible debt financings; and/or potential strategic opportunities, including licensing agreements, drug product development, marketing collaboration arrangements, pharmaceutical research cooperation arrangements, and/or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public securities offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations, and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available and we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations.

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission, or the SEC, on April 16, 2024, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2023. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying condensed consolidated financial statements reflect the 1-for-18 reverse split of our common stock that was approved by our Board of Directors and stockholders and made effective on April 19, 2024. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

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

With the exception of certain non-recurring items such as debt extinguishment, we have incurred net losses since inception. We had net income of $10.2 million for the three months ended March 31, 2024 due to a $14.5 million gain on debt extinguishment and $0.2 million of other income, partially offset by a $4.4 million operating loss and $0.1 million of income tax expense. For the three months ended March 31, 2023, our net loss was $4.1 million, which included a $0.5 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of March 31, 2024, we had an accumulated deficit of $834.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

As of March 31, 2024, we had cash and cash equivalents of $2.5 million and current liabilities of $5.0 million. On April 2, 2024, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the buyers named therein, or the Buyers. Pursuant to the Purchase Agreement, we agreed to sell senior convertible notes, or the Notes, for $1.4 million of net proceeds. As a result, we believe that we have sufficient resources available to fund our business operations through mid-May 2024. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we have filed a registration statement to raise additional capital in a follow-on public offering but cannot guarantee that such offering will be consummated in a timely manner, on acceptable terms or at all. Further, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we fail to raise sufficient capital, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying financial statements.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three months ended March 31, 2024, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

During the first quarter of 2023, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. Based on an interim goodwill impairment test, we determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million for the three months ended March 31, 2023, recognized within operating expenses in our condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, goodwill was zero on our condensed consolidated balance sheet.

The following table represents identifiable intangible assets as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Foreign Currency Transactions

The functional currency for our foreign subsidiary is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other income, net. Foreign currency transactions resulted in net gains of approximately $0.2 million and $0.1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

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

Severance

In July 2023, we entered into a separation agreement with an executive, which provides that the former employee will be entitled to receive (i) a severance amount equal to the sum of the employee’s base salary then in effect and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus awarded to other contract executives for the year 2023, prorated for the number of days of the employee’s employment during 2023, and payable at the time that other contract executives are paid bonuses with respect to 2023. The severance amount related to the departure of this executive is approximately $0.5 million, which was accrued in general and administrative expense at the date of the separation, and will be paid ratably through July 2024. As of March 31, 2024, approximately $0.3 million was paid. The remaining liability as of March 31, 2024 is approximately $0.2 million and is included in accrued expenses.

In June 2023, we implemented certain reductions in headcount. The total severance cost for impacted employees was approximately $0.2 million, which was accrued in research and development expense at the date of the separations and was paid ratably through December 2023.

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

Restructured Debt Liability – Contingent Milestone Payment

In conjunction with the November 2017 restructuring and retirement of long-term debt, we established a $15.0 million long-term liability for contingent milestone payments potentially due under the Exchange and Termination Agreement dated as of October 27, 2017, or the Milestone Agreement, between ourselves and affiliates of Deerfield Management Company L.P., or Deerfield. The liability was recorded at the full value of the contingent milestones and was to be carried at full value until the milestones were achieved and paid or the milestones were not achieved and the liability was written off as a gain on debt extinguishment.

On January 24, 2024, we and Deerfield entered into an Exchange and Termination Agreement, or the Exchange and Termination Agreement, wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 33,793 shares of our common stock, par value $0.001 per share (See the section titled, “Note 8 – Restructured Debt Liability”).

Research and Development

We account for research and development expense by the following categories: (a) direct clinical and preclinical development programs, (b) product development and manufacturing, and (c) clinical, medical, and regulatory operations. Research and development expense includes personnel, facilities, manufacturing and quality, pharmaceutical development, research, clinical, regulatory, and other preclinical and clinical activities. Research and development costs are charged to operations as incurred in accordance with Accounting Standards Codification, or ASC, Topic 730, Research and Development.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Because we have never realized a profit, management has fully reserved the net deferred tax asset as there can be no assurance of realization.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. As of March 31, 2024 and 2023, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, as well as the vesting of restricted stock units, was 0.3 million and approximately 30,000 shares, respectively. For the three months ended March 31, 2024, all potentially dilutive securities were out-of-the-money and therefore have been excluded from the computation of diluted net income per share.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31,
(in thousands)	2024	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$1,561	$1,561	$-	$-
Total Assets	$1,561	$1,561	$-	$-

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Cash equivalents:
Money market funds	$3,532	$3,532	$-	$-
Total Assets	$3,532	$3,532	$-	$-

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the three months ended March 31, 2024 and the year ended December 31, 2023. Our goodwill was recorded at its estimated fair value as a result of the impairment tests performed in 2023, which resulted in the goodwill being written down to zero as of June 30, 2023 (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets and Goodwill”).

In order to perform the goodwill impairment test, we compared the estimated fair value of our reporting unit to its carrying value. Significant factors considered in estimating the fair value of our reporting unit included the use of the quoted market price and related market capitalization of our common stock, adjusted for an estimated control premium based on transactions completed by comparable companies. Quantitative information about the significant unobservable inputs used in the fair value measurement of the reporting unit included an estimated control premium of 50% for both periods.

Note 6 – Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $77,000 were due monthly from July 2023 through April 2024. As of December 31, 2023, the outstanding principal of the loan was $0.2 million. The balance of the loan was repaid during the first quarter of 2024.

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

Note 7 - Other Current Liabilities

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

Amendment No. 1 to the Amended and Restated License Agreement with Philip Morris USA for Aerosolization Technology

On January 16, 2024, we entered into Amendment No. 1 to the U.S. License Agreement, effective as of January 17, 2024, or the U.S. License Agreement Amendment, which amended the U.S. License Agreement. The U.S. License Agreement licenses U.S. intellectual property rights to us in respect of our former acute pulmonary care platform that was globally outlicensed to the Licensee in August 2022. Pursuant to the U.S. License Agreement Amendment, we agreed to pay PMUSA (i) $100,000 by January 18, 2024, or the PMUSA Upfront Payment, (ii) $400,000 no later than the earlier of (a) July 1, 2024 or (b) the Company receiving a specified amount of net proceeds from debt or equity financings occurring on or after January 17, 2024 and (iii) up to an aggregate of $1.4 million upon the achievement of certain development and regulatory milestones, which milestone payments are expected to be funded from corresponding milestone payments received from the Licensee. Additionally, under the U.S. License Agreement Amendment, the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments under Section 7.3 of the U.S. License Agreement as in effect immediately prior to January 17, 2024. The U.S. License Agreement Amendment also grants PMUSA the right to terminate the U.S. License Agreement upon 30 days prior written notice to us if we have not paid a milestone payment to PMUSA by January 1, 2028.

Amendment No. 1 to the License Agreement with Philip Morris Products for Aerosolization Technology

On January 16, 2024, we also entered into Amendment No. 1 to the License Agreement with PMPSA, effective as of January 17, 2024, or the PMPSA License Amendment, which amended the License Agreement, dated March 28, 2008, between us and PMPSA, or the PMPSA License Agreement. The PMPSA License Agreement licenses ex-U.S. intellectual property to us in respect of our former acute pulmonary care platform that was globally outlicensed to the Licensee in August 2022. Pursuant to the PMPSA License Amendment, we agreed to pay PMPSA (i) $75,000 by January 19, 2024, or the PMPSA Upfront Payment, (ii) $325,000 no later than the earlier of (a) July 1, 2024 or (b) the Company receiving a specified amount of net proceeds from debt or equity financings occurring on or after January 17, 2024 (together with the PMPSA Upfront Payment, the Fixed Payments) and (iii) up to an aggregate of $1.4 million upon the achievement of certain development and regulatory milestones, which milestone payments are expected to be funded from corresponding milestone payments received from the Licensee. Additionally, but contingent upon our timely payment of the Fixed Payments, the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments under Section 6.2 of the PMPSA License Agreement as in effect immediately prior to January 17, 2024.

Accounting for the PMUSA and PMPSA Payments

We accounted for these payments as a recognized subsequent event for 2023 in accordance with applicable accounting guidance provided in ASC Topic 855, Subsequent Events. For the year ended December 31, 2023, we accrued $0.9 million for payments to PMUSA and PMPSA to be paid in 2024. During the first quarter of 2024, the PMUSA Upfront Payment and the PMPSA Upfront Payment were both paid. As of March 31, 2024, the remaining liability related to PMUSA and PMPSA is $0.7 million and is recorded in other current liabilities.

Note 8 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Milestone Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield in the aggregate principal amount of $25.0 million and (ii) warrants to purchase up to 10 shares of our common stock at an exercise price of $2,124,360 per share held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) 27 shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Milestone Agreement) on the closing date, and (z) the right to receive certain milestone payments, or Milestone Payments, based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Milestone Agreement. The liability was recorded at the full value of the contingent milestones and was to be carried at full value until the milestones were achieved and paid or the milestones were not achieved and the liability was written off as a gain on debt extinguishment. As of December 31, 2023, the restructured debt liability balance was $15.0 million.

On January 24, 2024, we and Deerfield entered into an Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive the Milestone Payments.

Pursuant to the Exchange and Termination Agreement, Deerfield agreed to terminate its rights to receive the Milestone Payments and all related rights and obligations in respect of such Milestone Payments in exchange for (i) cash in the aggregate amount of $0.2 million, $0.1 million of which was paid on January 24, 2024 and $0.1 million of which is included in accrued expenses and will be paid no later than the earlier to occur of (a) January 24, 2025 and (b) us receiving a specified amount of gross proceeds from debt or equity financings occurring on or after January 24, 2024, and (ii) an aggregate of 33,793 shares of our common stock, par value $0.001 per share. The shares of the common stock were issued to Deerfield in a transaction exempt from registration pursuant Section 4(a)(2) of the Securities Act of 1933.

Contemporaneously with the execution of the Exchange and Termination Agreement, we and Deerfield entered into a Registration Rights Agreement pursuant to which we have agreed to, among other matters, register for resale with the SEC the shares of the common stock issued to Deerfield pursuant to the Exchange and Termination Agreement. On February 14, 2024, we filed a resale registration statement on Form S-3 (File No. 333-277073) with respect to 33,793 shares of our common stock, which was amended on April 17, 2024. Such resale registration statement was declared effective by the SEC on April 19, 2024.

The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment during the three months ended March 31, 2024 consisting of the difference between the $15.0 million of the extinguished Milestone Payments and the consideration to Deerfield under the Exchange and Termination Agreement, which includes $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield.

Note 9 – Stockholders’ Equity

January 2023 Warrant Exercise Inducement Offer Letters

On January 20, 2023, we entered into warrant exercise inducement offer letters with certain holders of certain of our: (i) warrants issued in December 2019 to purchase 88 shares of common stock with an exercise price of $10,881.00 per share; (ii) warrants issued in May 2020 to purchase 311 shares of common stock with an exercise price of $7,177.50 per share, and (iii) warrants issued in March 2021 to purchase 4,945 shares of common stock with an exercise price of $3,240.00 per share (collectively, the January 2023 Existing Warrants).

Pursuant to the terms of the inducement letters, we agreed to amend the January 2023 Existing Warrants by lowering the exercise price of the January 2023 Existing Warrants to $180.00 per share. Additionally, the exercising holders agreed to exercise for cash all of their January 2023 Existing Warrants to purchase an aggregate of 5,343 shares of common stock in exchange for our agreement to issue to such exercising holders new warrants, or the January 2023 New Warrants, to purchase up to an aggregate of 10,686 shares of common stock. We received aggregate gross and net proceeds of approximately $1.0 million and $0.7 million, respectively, from the exercise of the January 2023 Existing Warrants by the exercising holders.

Each January 2023 New Warrant is exercisable into shares of common stock at a price per share of $193.68, was exercisable six months following its date of issuance, or the January 2023 Initial Exercise Date, and will expire on the fifth anniversary of the January 2023 Initial Exercise Date.

February 2023 Warrant Exercise Inducement Offer Letter

On February 21, 2023, we entered into a warrant exercise inducement offer letter with Panacea Venture Healthcare Fund I, L.P., a holder of certain of our: (i) warrants issued in July 2018 to purchase 70 shares of common stock with an exercise price of $10,800.00 per share; (ii) warrants issued in December 2018 to purchase 554 shares of common stock with an exercise price of $10,935.00 per share; (iii) warrants issued in December 2019 to purchase 307 shares of common stock with an exercise price of $10,881.00 per share; and (iv) warrants issued in May 2020 to purchase 307 shares of common stock with an exercise price of $7,177.50 per share (collectively, the February 2023 Existing Warrants).

Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $127.08 per share. Additionally, Panacea agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 1,236 shares of common stock in exchange for our agreement to issue to Panacea new warrants, or the February 2023 New Warrants, to purchase up to an aggregate of 2,472 shares of common stock. We received aggregate gross and net proceeds of approximately $0.2 million and $0.1 million, respectively, from the exercise of the February 2023 Existing Warrants by Panacea.

Each February 2023 New Warrant is exercisable into shares of common stock at a price per share of $193.68, was exercisable six months following its date of issuance, or the February 2023 Initial Exercise Date, and will expire on the fifth anniversary of the February 2023 Initial Exercise Date.

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

At-The-Market Program

On November 9, 2023, we entered into the 2023 ATM Program with Ladenburg. We are not obligated to make any sales under the 2023 ATM Program. When we issue sale notices to Ladenburg, we designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions.

Sales under the 2023 ATM Program will be made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, and declared effective on January 3, 2022, and a prospectus supplement related thereto. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of May 15, 2024, we had sold substantially all that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. However, there can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

During the three months ended March 31, 2024, we sold 143,120 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

Note 10 – Stock-Based Compensation

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

A summary of activity under our long-term incentive plans is presented below:

(in whole numbers)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2024	15,400	$1,664.00
Granted	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2024	15,400	$1,664.00	8.6

Vested and exercisable at March 31, 2024	3,336	$7,539.07	5.7

Vested and expected to vest at March 31, 2024	14,118	$1,678.09	8.6

(in whole numbers)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2024	8,180	$52.49
Awarded	-	-
Vested	(139)	918.00
Cancelled	-	-
Outstanding at March 31, 2024	8,041	$37.51

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023

Research and development	$51	$129
General and administrative	200	156
Total	$251	$285

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

Note 11 – Licensing and Research Funding Agreements

Term Sheet and Project Financing Agreement with Lee’s (HK)

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

As of March 31, 2024, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

The A&R License Agreement is considered to be a contract modification in accordance with ASC Topic 606, Revenue from Contracts with Customers. No additional performance obligations were identified in the contract modification, and no future material performance obligations are due.

All revenue related to the $1.0 million upfront payment under the Original License Agreement was appropriately recognized as of the second quarter of 2019. Regulatory and commercialization milestones under the A&R License Agreement were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. Consideration related to sales-based milestones and royalties under the A&R License Agreement will be recognized when the related sales occur, provided that the reported sales are reliably measurable and that we have no remaining performance obligations, as such sales were determined to relate predominantly to the license granted to Licensee and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each future reporting period and as uncertain events are resolved or other changes in circumstances occur.

License, Development and Commercialization Agreement with Lee’s (HK)

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

The Lee’s (HK) License Agreement constitutes a contract with a customer accounted for in accordance with ASC Topic 606. The promise of the istaroxime product, dual mechanism SERCA2a activator products, and rostafuroxin product license is the sole performance obligation provided in the Lee’s (HK) License Agreement. The performance obligation was fully satisfied as of the effective date of the Lee’s (HK) License Agreement, and no future material performance obligations are due.

No revenue has been recognized under the Lee’s (HK) License Agreement. Clinical, regulatory and commercialization milestones under the Lee’s (HK) License Agreement were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. Consideration related to sales-based milestones and royalties under the Lee’s (HK) License Agreement will be recognized when the related sales occur, provided that the reported sales are reliably measurable and that we have no remaining performance obligations, as such sales were determined to relate predominantly to the license granted to Lee’s (HK) and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each future reporting period and as uncertain events are resolved or other changes in circumstances occur.

Note 12 – Income Taxes

During the three months ended March 31, 2024, we recorded an income tax provision of $0.1 million related to the state tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 8 – Restructured Debt Liability”).

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating losses, or NOLs. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. As such, we recorded a full valuation allowance against net deferred tax assets as of March 31, 2024 and December 31, 2023.

Under Internal Revenue Code of 1986, or IRC, Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382.

Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the IRC due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and income tax liabilities, respectively. We are currently performing a Section 382 analysis and will continue to monitor any limitations on our ability to use NOLs and R&D credits in the future.

Note 13 – Subsequent Event

Asset Purchase Agreement with Varian Biopharmaceuticals

On April 2, 2024, we entered into the Asset Purchase Agreement with Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with the Licence Agreement, which includes the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. We also assumed all liabilities arising on or after April 2, 2024, relating to the research, development, manufacturing, registration, commercialization, use, handling, supply, storage, import, export or other disposition or exploitation of any and all products associated with the Transferred Assets.

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

Series B Preferred Stock

The terms of the Series B Preferred Stock are as set forth in the Series B Certificate of Designation of Series B Preferred Stock, as filed with the Delaware Secretary of State and effective on April 3, 2024. The Series B Certificate of Designation authorizes a total of 5,500 shares of Series B Preferred Stock, or the Series B Preferred Stock, with an initial conversion price of $6.4854, or the Preferred Conversion Price, which is subject to adjustment as provided in the Series B Certificate of Designation to no lower than $1.2978. The Series B Preferred Stock has a stated value of $1,000 per share, or the Stated Value, which equal to an aggregate Stated Value of $5,500,000 as of April 2, 2024. Each share of Series B Preferred Stock is initially convertible into 155 shares of our common stock, subject to adjustment as provided in the Series B Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

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

Securities Purchase Agreement and Convertible Notes

On April 2, 2024, we entered into the Purchase Agreement with the Buyers. Pursuant to the Purchase Agreement, we agreed to sell the Notes for $1.4 million of net proceeds. The Notes have an initial conversion price of $6.4854, which is subject to adjustment upon the occurrence of specified events to no lower than $1.2978, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock.

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

Reverse Stock Split

On April 19, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-18 reverse stock split of our issued and outstanding common stock. The reverse stock split of our outstanding common stock was effected at a ratio of 1 post-split share for every 18 pre-split shares as of 11:59 p.m. Eastern Time on April 19, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 120 million shares. The accompanying interim unaudited condensed financial statements reflect the 1-for-18 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Continued Listing on The Nasdaq Capital Market

On January 22, 2024, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 31 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Rule 5550(a)(2). The Nasdaq deficiency letter had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Capital Market under the symbol “WINT”. We were initially given 180 calendar days, or until July 22, 2024, to regain compliance with Rule 5550(a)(2).

As described above, on April 19, 2024, we effected a reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1 post-split share for every 18 pre-split shares. On May 6, 2024, we received written confirmation from Nasdaq notifying us that we had regained compliance with Rule 5550(a)(2).

Entry into a Material Definitive Agreement

In order to reduce expected costs with our contract research organization, Momentum Research, Inc., or MRI, on May 9, 2024, or the Effective Date, we entered into Amendment No. 1 to the Master Services Agreement and Work Order Nos. 11 and 12, or the Amendment, with MRI. The Amendment amends the Master Services Agreement we entered into with MRI on February 13, 2020, or the Original MSA, and the original Work Order Nos. 11 and 12 we entered into with MRI on June 1, 2023, collectively, the Original Work Orders.

Under the Original MSA, we agreed to, among other things, engage MRI to provide non-exclusive research and development services, by executing individual work orders to be negotiated and specified in writing on terms agreed to by both parties on a later date.

Under the terms of the Amendment, we agreed to, among other things, be responsible for certain management, regulatory strategy, and reporting obligations in connection with our SEISMiC Extension study and MRI agreed to fully perform its obligations under the Original Work Orders with respect to the SEISMiC Extension study, including performance of all services and delivery of all deliverables required by the Original Work Orders. Additionally, with respect to the SEISMiC C Study, MRI agreed to be responsible for certain regulatory submissions, as provided in the Amendment.

Additionally, in consideration of and conditioned upon the payments described below, we and MRI each agreed to cancel and extinguish any and all amounts owed to MRI or us, respectively, each subject to the terms of the Amendment. The parties agreed that such cancellation and extinguishment shall not be construed as a waiver of claims by each party for breach of the Original MSA or either or both of the Original Work Orders other than for non-payment, nor a waiver of each party’s respective indemnification rights under the Original MSA.

In consideration of MRI’s full performance of the Original Work Orders and cancellation of accrued expenses as described above, we agreed to, among other things, pay MRI $1.2 million in a series of scheduled payments through September 20, 2024, subject to the terms of the Amendment. If services are not completed by October 31, 2024, the parties agree that MRI will continue its services until fully completed with no further compensation. In case of delayed payments, we agreed to pay MRI interest on any overdue amount from the due date until the date paid in full at a rate equal to 18% per annum. If the SEISMiC Extension study and the SEISMiC C Study are terminated prior to September 20, 2024, then the next payment due after termination will be made to MRI and remaining payments that would have become due automatically become no longer payable.

Additionally, we agreed that, for a transaction consummated by December 31, 2027, we shall pay MRI an amount equal to 2% of istaroxime license fees, milestone payments, royalties, securities or other property that we actually collect in respect of any license of istaroxime that we grant to any unaffiliated third party on or after the Effective Date; net of all legal and financial advisory fees and expenses actually paid by us in respect of the associated license transaction. Further, we agreed that if we commercialize istaroxime ourselves in the United States or another region, we shall also pay MRI an amount equal to 2% of our net profit derived from direct sales of istaroxime to clients in our territory where sales occurred, as determined in our US GAAP financial statements. Pursuant to the Amendment, such payments on istaroxime sales will end when data and market exclusivity protection expires for istaroxime.

Further, in connection with the first to occur of either a Change of Control (as defined in the Amendment) or the sale of all or substantially all of our rights in istaroxime not in the context of a Change of Control, we agree to pay MRI an amount equal to 2% of the sum of any cash and the fair market value of any securities or other property that we actually collect or receive that is attributable to our rights in istaroxime (subject to the terms of the Amendment), net of a ratable portion of certain fees and expenses as provided by the Amendment.

After December 1, 2025, we have the right to buy out the amounts due under certain provisions of the Amendment.

The foregoing descriptions of the Original MSA and Amendment are general descriptions only, do not purport to be complete descriptions of the rights and obligations of the parties thereunder, and are qualified in their entirety by reference to the terms of such agreements, which are filed as Exhibit 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled “Forward-Looking Statements” and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission, or SEC, on April 16, 2024, as supplemented by our other filings with the SEC and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis, or MD&A, is provided as a supplement to the accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) to help provide an understanding of our financial condition and changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) and our Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise specified, references to Notes in this MD&A refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a biotechnology company focused on advancing early and late-stage innovative therapies for critical conditions and diseases. Our portfolio of product candidates includes istaroxime, a Phase 2 candidate with sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, activating properties for acute heart failure and associated cardiogenic shock; preclinical SERCA2a activators for heart failure; rostafuroxin for the treatment of hypertension in patients with a specific genetic profile; and a preclinical atypical protein kinase C iota, or aPKCi, inhibitor (topical and oral formulations), being developed for potential application in rare and broad oncology indications. We also have a licensing business model with partnership out-licenses currently in place.

Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In the fourth quarter of 2023, we initiated an extension to the SEISMiC Study, or the SEISMiC Extension, to evaluate a longer dosing period and to continue to characterize the effects of istaroxime, including activation of SERCA2a. The SEISMiC Extension study is expected to enroll up to 30 subjects with SCAI Stage B cardiogenic shock with data anticipated in the second half of 2024. Additionally, we have recently initiated a small study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 20 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2024. Our ability to complete both of these studies with their intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

Our heart failure cardiovascular portfolio also includes SERCA2a activators. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance the development of rostafuroxin without securing such an arrangement or partnership.

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation dual mechanism SERCA2a activators, and rostafuroxin, a Phase 2 product candidate for hypertension associated with specific genotypes. In addition, we are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in AHF with istaroxime. Further, we are engaged in discussions regarding potential global licensing partnerships outside of Lee’s (HK) territory.

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a licence agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, which includes the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi inhibitor with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug enabling activities and are in the process of determining the expected clinical development plan for the platform.

With the exception of certain non-recurring items such as debt extinguishment, we have incurred net losses since inception. We had net income of $10.2 million for the three months ended March 31, 2024 due to a $14.5 million gain on debt extinguishment and $0.2 million of other income, partially offset by a $4.4 million operating loss and $0.1 million of income tax expense. For the three months ended March 31, 2023, our net loss was $4.1 million, which included a $0.5 million loss on impairment of goodwill. As of March 31, 2024, we had an accumulated deficit of $834.6 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

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

Our ability to advance our development programs is dependent upon our ability to secure additional capital in both the near and long-term, through public or private securities offerings; convertible debt financings; and/or potential strategic opportunities, including licensing agreements, drug product development, marketing collaboration arrangements, pharmaceutical research cooperation arrangements, and/or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public securities offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations, and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available and we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations.

Business and Program Updates

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on April 16, 2024, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

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

Istaroxime (AHF)

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

The topical (cutaneous) formulation is a small molecule that may have potential for the treatment of basal cell carcinoma, or BCC. The active pharmaceutical ingredient, or API, in aPKCi inhibitor (topical) has demonstrated dose dependent anti-tumor activity in murine and human BCC cell lines, in studies performed at Cancer Research UK, or CRUK, a charity registered in England and Scotland, and based in London, United Kingdom. CRUK collaborators, including Stanford University under a sponsored research agreement with CRUK, completed the preclinical tumor cell line data and the BCC cell line data that formed the basis for additional “method of use” patents that are included in the License Agreement. These types of in vitro studies in tumor cell lines are typical early-stage models of activity or efficacy when testing a new chemical compound, the data from which is used in regulatory filings for first-in-man clinical trials. These mouse models of BCC and lung cancer were performed by CRUK and their collaborators.

aPKCi inhibitor (oral formulation previously designated as VAR-102)

The oral formulation is a small molecule that may have potential for the treatment of solid tumors. The API in the aPKCi inhibitor (oral)is the same as the API in aPKCi inhibitor (topical). In the scientific literature, the presence and activation of aPKCi has been implicated in the growth of multiple human cancers including non-small cell lung cancer, or NSCLC, pancreatic, and ovarian cancer. The API in aPKCi inhibitor (oral) has demonstrated dose dependent anti-tumor activity in a mouse model of NSCLC (squamous cell lung carcinoma), in studies performed at CRUK and with its collaborators. Preclinical experiments of the API in aPKCi inhibitor (oral), appears to show dose dependent anti-tumor activity in a xenograft NSCLC model.

Reverse Stock Split

On April 19, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-18 reverse stock split of our issued and outstanding common stock. The reverse stock split of our outstanding common stock was effected at a ratio of 1 post-split share for every 18 pre-split shares as of 11:59 p.m. Eastern Time on April 19, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 120 million shares. The accompanying interim unaudited condensed financial statements reflect the 1-for-18 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

Continued Listing on The Nasdaq Capital Market

On January 22, 2024, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 31 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Rule 5550(a)(2). The Nasdaq deficiency letter had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Capital Market under the symbol “WINT”. We were initially given 180 calendar days, or until July 22, 2024, to regain compliance with Rule 5550(a)(2).

As described above, on April 19, 2024, we effected a reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1 post-split share for every 18 pre-split shares. On May 6, 2024, we received written confirmation from Nasdaq notifying us that we had regained compliance with Rule 5550(a)(2).

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies since December 31, 2023. For a discussion of our accounting policies, see the section titled, “Note 4 – Summary of Significant Accounting Policies” and, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, Note 4 – Accounting Policies and Recent Accounting Pronouncements. Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three months ended March 31, 2024, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

During the first quarter of 2023, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. Based on an interim goodwill impairment test, we determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million for the three months ended March 31, 2023, recognized within operating expenses in our condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, goodwill was zero on our condensed consolidated balance sheet.

The following table represents identifiable intangible assets as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

RESULTS OF OPERATIONS

Comparison of the Three Months EndedMarch 31, 2024 and 2023

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Change

Expenses:
Research and development	$2,253	$1,415	$838
General and administrative	2,152	2,292	(140)
Loss on impairment of goodwill	-	484	(484)
Total operating expenses	4,405	4,191	214
Operating loss	(4,405)	(4,191)	(214)

Other income (expense):
Gain on debt extinguishment	14,520	-	14,520
Interest income	30	44	(14)
Interest expense	(13)	(12)	(1)
Other income, net	201	48	153
Total other income, net	14,738	80	14,658

Income (loss) before income taxes	10,333	(4,111)	14,444
Income tax expense	(114)	-	(114)
Net income (loss)	$10,219	$(4,111)	$14,330

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, contract manufacturing organizations, contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical, and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) rents and utilities; (iv) stock-based compensation; (v) depreciation; and (vi) other. We expect that our research and development expenses related to istaroxime – cardiogenic shock program will continue to increase to the extent that we continue the SEISMiC Extension trial of istaroxime for the treatment of early cardiogenic shock and start-up procedures for a small study in more severe SCAI Stage C cardiogenic shock. We currently do not have sufficient capital to fully complete these clinical trials. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended March 31,		Increase
(in thousands)	2024	2023	(Decrease)

Istaroxime – cardiogenic shock program	$1,475	$424	$1,051
Istaroxime – AHF	-	(20)	20
KL4 surfactant	-	(82)	82
Total direct clinical and preclinical programs	1,475	322	1,153

Product development and manufacturing	224	245	(21)
Clinical, medical, and regulatory operations	554	848	(294)
Total research and development expenses	$2,253	$1,415	$838

Research and development expenses include non-cash charges associated with stock-based compensation and depreciation of $0.1 million for both the three months ended March 31, 2024 and 2023.

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including contract research organization costs, patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Total direct clinical and preclinical programs expenses increased $1.2 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases in istaroxime – cardiogenic shock program costs as described below.

Istaroxime – cardiogenic shock program costs increased $1.1 million for the three months ended March 31, 2024 compared to the same period in 2023 due to (i) the trial execution costs for the SEISMiC Extension study, which began enrollment in the fourth quarter of 2023 and (ii) the start-up procedures for the small study in more severe SCAI Stage C cardiogenic shock.

Istaroxime – AHF costs have been limited as we focus our resources on the execution of the istaroxime – cardiogenic shock program.

Costs related to the KL4 surfactant platform are expected to be minimal as prior KL4 surfactant platform clinical trials have now been closed out.

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

Product development and manufacturing expenses for the three months ended March 31, 2024 are comparable to the same period in 2023.

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

Clinical, medical, and regulatory operations expenses decreased $0.3 million for the three months ended March 31, 2024 compared to the same period in 2023 due to (i) a decrease of $0.2 million in personnel costs; and (ii) a decrease of $0.1 million in non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses decreased $0.1 million for the three months ended March 31, 2024 compared to the same period in 2023 due to (i) a decrease of $0.2 million in insurance costs; partially offset by (ii) an increase of $0.1 million in professional fees.

Other Income, Net

On January 24, 2024, we and affiliates of Deerfield Management Company L.P., or Deerfield, entered into an Exchange and Termination Agreement, or the Exchange and Termination Agreement, wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 33,793 shares of our common stock, par value $0.001 per share (See the section titled, “Note 8 – Restructured Debt Liability”). This transaction was accounted for as an extinguishment of debt in accordance with ASC 470, Debt-Modifications and Extinguishments, and as a result, we recognized a $14.5 million non-cash gain on debt extinguishment.

Interest income relates to interest on our money market account for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, interest expense consists of interest expense associated with loans payable.

For the three months ended March 31, 2024 and 2023, other income, net primarily consists of net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

Income Tax Expense

During the three months ended March 31, 2024, we recorded an income tax provision of $0.1 million related to the state tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 8 – Restructured Debt Liability”). For the three months ended March 31, 2023, there was no income tax expense due to losses incurred and forecasted for 2023 as well as a full valuation allowance against deferred tax assets.

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

With the exception of certain non-recurring items such as debt extinguishment, we have incurred net losses since inception. We had net income of $10.2 million for the three months ended March 31, 2024 due to a $14.5 million gain on debt extinguishment and $0.2 million of other income, partially offset by a $4.4 million operating loss and $0.1 million of income tax expense. For the three months ended March 31, 2023, our net loss was $4.1 million, which included a $0.5 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of March 31, 2024, we had an accumulated deficit of $834.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

As of March 31, 2024, we had cash and cash equivalents of $2.5 million and current liabilities of $5.0 million. On April 2, 2024, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the buyers named therein. Pursuant to the Purchase Agreement, we agreed to sell senior convertible notes for $1.4 million of net proceeds. As a result, we believe that we have sufficient resources available to fund our business operations through mid-May 2024. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we have filed a registration statement to raise additional capital in a follow-on public offering but cannot guarantee that such offering will be consummated in a timely manner, on acceptable terms or at all. Further, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we fail to raise sufficient capital, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations. Accordingly, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying financial statements.

Cash Flows

Cash flows for the three months ended March 31, 2024 consist of $2.9 million of net cash used in operating activities and $1.0 million of net cash provided by financing activities. Cash flows for the three months ended March 31, 2023 consist of $2.5 million of net cash used in operating activities and $0.6 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $2.9 million for the three months ended March 31, 2024 and consisted primarily of (i) a $14.5 million gain on debt extinguishment; and (ii) an unrealized gain on foreign exchange rate changes of $0.2 million; partially offset by (iii) net income of $10.2 million; (iv) changes in operating assets and liabilities of $1.2 million; (v) non-cash stock-based compensation of $0.3 million; and (vi) non-cash lease expense of $0.1 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $1.0 million and includes (i) $1.4 million in net proceeds from the 2023 ATM Program; partially offset by (ii) $0.2 million of principal payments on loans payable; and (iii) $0.1 million in payments related to the debt extinguishment.

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

At-The-Market Program

On November 9, 2023, we entered into the 2023 ATM Program with Ladenburg. We are not obligated to make any sales under the 2023 ATM Program. When we issue sale notices to Ladenburg, we designate the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg may sell shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions.

Sales under the 2023 ATM Program will be made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, and declared effective on January 3, 2022, and a prospectus supplement related thereto. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of May 15, 2024, we had sold substantially all that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. However, there can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

During the three months ended March 31, 2024, we sold 143,120 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

Loans Payable

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $77,000 were due monthly from July 2023 through April 2024. As of December 31, 2023, the outstanding principal of the loan was $0.2 million. The balance of the loan was repaid during the first quarter of 2024.

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

Supplementary Disclosure of Non-Cash Activity

During the first quarter of 2024, we and Deerfield entered into the Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 33,793 shares of our common stock. The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment during the three months ended March 31, 2024 consisting of the difference between the $15.0 million of the extinguished milestone payments and the consideration to Deerfield of $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield (See the section titled, “Note 8 – Restructured Debt Liability”).

During the first quarter of 2023, we entered into amendments to the January 2023 Existing Warrants and the February 2023 Existing Warrants which were accounted for as “Equity Issuance” classification modifications under the guidance of ASU 2021-04. The total fair value of the consideration of each of the modifications includes the incremental fair value of the January 2023 Existing Warrants and the February 2023 Existing Warrants, respectively (determined by comparing the fair value immediately prior to and immediately after the modification), and the initial fair value of the January 2023 New Warrants and the February 2023 New Warrants, respectively. The fair values were calculated using the Black-Scholes model. We determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants, was $1.2 million, and that the total fair value of the consideration related to the modification of the February 2023 Existing Warrants, including the initial fair value of the February 2023 New Warrants, was $0.3 million (See the section titled, “Note 9 – Stockholders’ Equity”).

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2024 or 2023 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We do not have sufficient resources available to fund our business beyond mid-May 2024. To increase our cash runway, we have filed a registration statement to raise additional capital in a follow-on public offering but cannot guarantee that such offering will be consummated in a timely manner, on acceptable terms or at all. Further, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we fail to raise sufficient capital, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations. These conditions raise substantial doubt regarding our ability to continue as a going concern.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

In order to reduce expected costs with our contract research organization, Momentum Research, Inc., or MRI, on May 9, 2024, or the Effective Date, we entered into Amendment No. 1 to the Master Services Agreement and Work Order Nos. 11 and 12, or the Amendment, with MRI. The Amendment amends the Master Services Agreement we entered into with MRI on February 13, 2020, or the Original MSA, and the original Work Order Nos. 11 and 12 we entered into with MRI on June 1, 2023, collectively, the Original Work Orders.

Under the Original MSA, we agreed to, among other things, engage MRI to provide non-exclusive research and development services, by executing individual work orders to be negotiated and specified in writing on terms agreed to by both parties on a later date.

Under the terms of the Amendment, we agreed to, among other things, be responsible for certain management, regulatory strategy, and reporting obligations in connection with our SEISMiC Extension study and MRI agreed to fully perform its obligations under the Original Work Orders with respect to the SEISMiC Extension study, including performance of all services and delivery of all deliverables required by the Original Work Orders. Additionally, with respect to the SEISMiC C Study, MRI agreed to be responsible for certain regulatory submissions, as provided in the Amendment.

Additionally, in consideration of and conditioned upon the payments described below, we and MRI each agreed to cancel and extinguish any and all amounts owed to MRI or us, respectively, each subject to the terms of the Amendment. The parties agreed that such cancellation and extinguishment shall not be construed as a waiver of claims by each party for breach of the Original MSA or either or both of the Original Work Orders other than for non-payment, nor a waiver of each party’s respective indemnification rights under the Original MSA.

In consideration of MRI’s full performance of the Original Work Orders and cancellation of accrued expenses as described above, we agreed to, among other things, pay MRI $1.2 million in a series of scheduled payments through September 20, 2024, subject to the terms of the Amendment. If services are not completed by October 31, 2024, the parties agree that MRI will continue its services until fully completed with no further compensation. In case of delayed payments, we agreed to pay MRI interest on any overdue amount from the due date until the date paid in full at a rate equal to 18% per annum. If the SEISMiC Extension study and the SEISMiC C Study are terminated prior to September 20, 2024, then the next payment due after termination will be made to MRI and remaining payments that would have become due automatically become no longer payable.

Additionally, we agreed that, for a transaction consummated by December 31, 2027, we shall pay MRI an amount equal to 2% of istaroxime license fees, milestone payments, royalties, securities or other property that we actually collect in respect of any license of istaroxime that we grant to any unaffiliated third party on or after the Effective Date; net of all legal and financial advisory fees and expenses actually paid by us in respect of the associated license transaction. Further, we agreed that if we commercialize istaroxime ourselves in the United States or another region, we shall also pay MRI an amount equal to 2% of our net profit derived from direct sales of istaroxime to clients in our territory where sales occurred, as determined in our US GAAP financial statements. Pursuant to the Amendment, such payments on istaroxime sales will end when data and market exclusivity protection expires for istaroxime.

Further, in connection with the first to occur of either a Change of Control (as defined in the Amendment) or the sale of all or substantially all of our rights in istaroxime not in the context of a Change of Control, we agree to pay MRI an amount equal to 2% of the sum of any cash and the fair market value of any securities or other property that we actually collect or receive that is attributable to our rights in istaroxime (subject to the terms of the Amendment), net of a ratable portion of certain fees and expenses as provided by the Amendment.

After December 1, 2025, we have the right to buy out the amounts due under certain provisions of the Amendment.

The foregoing descriptions of the Original MSA and Amendment are general descriptions only, do not purport to be complete descriptions of the rights and obligations of the parties thereunder, and are qualified in their entirety by reference to the terms of such agreements, which are filed as Exhibit 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6.      EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report on Form 10-Q. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

10.1†	Master Services Agreement and Work Orders Nos. 11 and 12, by and between the Company and Momentum Research, Inc., dated February 13, 2020.	Filed herewith.

10.2†	Amendment No. 1 to Master Services Agreement and Work Orders Nos. 11 and 12, by and between the Company and Momentum Research, Inc., effective upon May 9, 2024.	Filed herewith.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2024 and March 31, 2023, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2024 and March 31, 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: May 15, 2024	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer