Form 10-Q
period 2024-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2024-08-19
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 19, 2024, there were 591,909 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	4

	CONDENSED CONSOLIDATED BALANCE SHEETS	4
	As of June 30, 2024 (unaudited) and December 31, 2023

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)	5
	For the Three and Six Months Ended June 30, 2024 and 2023

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND STOCKHOLDERS’ EQUITY (unaudited) For the Three and Six Months Ended June 30, 2024 and 2023	6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	7
	For the Six Months Ended June 30, 2024 and 2023

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

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

●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;

●	risks related to manufacturing active pharmaceutical ingredients, drug product, and other materials we need;

●	delays, interruptions or failures in the manufacture and supply of our product candidates;

●	the plans of our licensee, Lee’s Pharmaceutical (HK) Ltd., and its affiliate, Zhaoke Pharmaceutical (Hefei) Co. Ltd., and their ability to successfully source materials, execute necessary clinical and regulatory activities in a timely manner, if at all, to support development and commercialization of the licensed product candidates;

●	the performance of third parties, both foreign and domestic, upon which we depend, including contract research organizations, contract manufacturing organizations, contract laboratories, and independent contractors;

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,803	$4,319
Prepaid expenses and other current assets	256	1,060
Total current assets	2,059	5,379

Property and equipment, net	150	183
Restricted cash	9	150
Operating lease right-of-use assets	1,239	1,444
Intangible assets	25,250	25,250
Total assets	$28,707	$32,406

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,969	$809
Accrued expenses	2,128	1,618
Operating lease liabilities - current portion	457	436
Senior convertible notes payable, net	1,311	-
Derivative liability - senior convertible notes	202	-
ELOC commitment note payable	306	-
Derivative liability - ELOC commitment note	286	-
Senior secured notes payable	391	-
Loans payable	-	233
Other current liabilities	725	900
Total current liabilities	8,775	3,996

Operating lease liabilities - non-current portion	912	1,161
Restructured debt liability - contingent milestone payments	-	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	4,772	5,058
Total liabilities	18,259	29,015

Mezzanine Equity:
Series B redeemable preferred stock, $0.001 par value; 5,500 and 0 shares authorized; 5,500 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6,954	-
Total mezzanine equity	6,954	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,994,500 and 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 591,910 and 333,145 shares issued at June 30, 2024 and December 31, 2023, respectively; 591,909 and 333,144 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1	-
Additional paid-in capital	853,175	851,268
Accumulated deficit	(846,628)	(844,823)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	3,494	3,391
Total liabilities, mezzanine equity & stockholders’ equity	$28,707	$32,406

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Expenses:
Research and development	$9,863	$1,763	$12,116	$3,178
General and administrative	1,589	2,420	3,741	4,712
Loss on impairment of goodwill	-	2,574	-	3,058
Total operating expenses	11,452	6,757	15,857	10,948
Operating loss	(11,452)	(6,757)	(15,857)	(10,948)

Other income (expense):
Gain on debt extinguishment	-	-	14,520	-
Interest income	20	108	50	152
Interest expense	(110)	(13)	(123)	(25)
Other (expense) income, net	(285)	61	(84)	109
Total other (expense) income, net	(375)	156	14,363	236

Loss before income taxes	(11,827)	(6,601)	(1,494)	(10,712)
Income tax expense	(197)	-	(311)	-
Net loss	$(12,024)	$(6,601)	$(1,805)	$(10,712)

Net loss per common share
Basic and diluted	$(20.91)	$(29.47)	$(3.47)	$(78.76)

Weighted average number of common shares outstanding
Basic and diluted	575	224	520	136

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2022	3	$-	43	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	(4,111)	-	-	(4,111)
Redemption of Series A Preferred Stock	(3)	-	-	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses of $276	-	-	7	-	843	-	-	-	843
Reverse split adjustments - fractional share round ups	-	-	1	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	285	-	-	-	285
Balance - March 31, 2023	-	$-	51	$-	$838,726	$(828,643)	-	$(3,054)	$7,029
Net loss	-	-	-	-	-	(6,601)	-	-	(6,601)
Issuance of common stock and common stock warrants, net of issuance costs of $1,630	-	-	236	-	10,794	-	-	-	10,794
Stock-based compensation expense	-	-	-	-	382	-	-	-	382
Balance - June 30, 2023	-	$-	287	$-	$849,902	$(835,244)	-	$(3,054)	$11,604

	Mezzanine Equity		Stockholders’ Equity
	Series B Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2023	-	$-	333	$-	$851,268	$(844,823)	-	$(3,054)	$3,391
Net income	-	-	-	-	-	10,219	-	-	10,219
Issuance of common stock, ATM Program, net of issuance costs of $44	-	-	143	1	1,366	-	-	-	1,367
Issuance of common stock, equity consideration in debt extinguishment	-	-	34	-	280	-	-	-	280
Stock-based compensation expense	-	-	-	-	164	-	-	-	164
Balance - March 31, 2024	-	$-	510	$1	$853,078	$(834,604)	-	$(3,054)	$15,421
Net loss	-	-	-	-	-	(12,024)	-	-	(12,024)
Issuance of preferred stock, net of issuance costs of $68	6	6,954	-	-	-	-	-	-	-
Reverse split adjustments - fractional share round ups	-	-	82	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	97	-	-	-	97
Balance - June 30, 2024	6	$6,954	592	$1	$853,175	$(846,628)	-	$(3,054)	$3,494

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,805)	$(10,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
In-process research and development expenses in connection with the Varian asset acquisition	7,419	-
Depreciation and amortization	45	46
Amortization of right-of-use assets	205	213
Amortization of debt discount and debt issuance costs	60	-
Stock-based compensation	348	667
Loss on ELOC commitment note and derivative liability	590	-
Loss on impairment of goodwill	-	3,058
Gain on debt extinguishment	(14,520)	-
Unrealized gain on foreign exchange rate changes	(300)	(85)
Change in fair value of derivative liabilities	(254)	-
Change in fair value of senior secured notes	41	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	807	132
Accounts payable	2,160	715
Accrued expenses	334	182
Operating lease liabilities	(228)	(232)
Other current liabilities	(175)	-
Net cash used in operating activities	(5,273)	(6,016)

Cash flows from investing activities:
Purchase of property and equipment	(12)	-
Net cash used in investing activities	(12)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	10,794
Proceeds from ATM Program, net of issuance costs	1,367	-
Proceeds from convertible notes, net of issuance costs	1,312	-
Proceeds from senior secured notes, net of issuance costs	350	-
Principal payments on loans payable	(233)	(330)
Issuance costs related to Series B Preferred Stock	(68)	-
Payments on debt extinguishment	(100)	-
Proceeds from exercise of common stock warrants, net of expenses	-	843
Net cash provided by financing activities	2,628	11,307
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,657)	5,291
Cash, cash equivalents, and restricted cash - beginning of period	4,469	6,326
Cash, cash equivalents, and restricted cash - end of period	$1,812	$11,617

Supplementary disclosure of non-cash activity:
Fair value of Series B Preferred Stock issued in connection with the Varian asset acquisition	$7,022	$-
Fair value upon issuance of derivative liability related to convertible notes	458	-
Fair value upon issuance of derivative liability related to ELOC commitment note	284	-
Fair value of common stock consideration related to debt extinguishment	280	-
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	-	1,238
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	-	274
Prepayment of insurance through third-party financing	-	778

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

We are a biotechnology company focused on advancing early and late-stage innovative therapies for critical conditions and diseases. Our portfolio of product candidates includes istaroxime, a Phase 2 candidate that inhibits the sodium-potassium ATPase and also activates sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, for acute heart failure and/or associated cardiogenic shock; preclinical SERCA2a activators for heart failure; rostafuroxin for the treatment of hypertension in patients with a specific genetic profile; and a preclinical atypical protein kinase C iota, or aPKCi, inhibitor (topical and oral formulations), being developed for potential application in rare and broad oncology indications. We also have a licensing business model with partnership out-licenses currently in place.

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

Our heart failure cardiovascular portfolio also includes other SERCA2a activators. One family of compounds has the dual mechanism of action that includes inhibition of the sodium-potassium ATPase as well as activation of SERCA2a. The other family of compounds are considered selective SERCA2a activators and are devoid of activity against the sodium-potassium ATPase. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance the development of rostafuroxin without securing such an arrangement or partnership.

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation dual mechanism SERCA2a activators, and rostafuroxin. In addition, we are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in AHF with istaroxime.

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a license agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, which includes the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi inhibitor with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug enabling activities and are in the process of determining the expected clinical development plan for the platform.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2023. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have incurred net losses since inception. Our net loss was $12.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2024.  Included in our net loss for the three and six months ended June 30, 2024 is $7.5 million of non-cash R&D expense related to costs in connection with the Varian asset acquisition and a $14.5 million gain on debt extinguishment. For the three and six months ended June 30, 2023, our net loss was $6.6 million and $10.7 million, respectively. Included in our net loss for the three and six months ended June 30, 2023 is a $2.6 million and $3.1 million loss on impairment of goodwill, respectively (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of June 30, 2024, we had an accumulated deficit of $846.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into a Common Stock Purchase Agreement, or the ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of our common stock, and (ii) the Exchange Cap (as defined below). We do not have a right to commence any sales of our common stock to the Purchaser under the ELOC Purchase Agreement until the time when all of the conditions to our right to commence sales of common stock to the Purchaser set forth in the ELOC Purchase Agreement have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the SEC and the final form of prospectus contained therein is filed with the SEC, or the Commencement Date. Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of Common Stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations (See the section titled, “Note 12 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement”).

As of June 30, 2024, we had cash and cash equivalents of $1.8 million and current liabilities of $8.8 million. On July 3, 2024, we agreed to issue and sell to (i) an institutional investor an aggregate principal amount of $0.1 million in senior secured notes due 2025, or the July Secured Note, and (ii) an additional institutional investor an aggregate principal amount of $0.1 million in senior unsecured notes due 2025, or the July Unsecured Note, and together with the July Secured Note, the July 2024 Notes, for aggregate gross proceeds of $0.2 million (See the section titled, “Note 16 - Subsequent Events - Senior Secured and Senior Unsecured Notes”). On July 18, 2024, we entered into a Securities Purchase Agreement, or the First Purchase Agreement, with the buyers named therein, pursuant to which we agreed to the private placement, or the First PIPE, of (i) 16,099 shares, or the Preferred Shares, of our Series C Convertible Preferred Stock, par value $0.001 per share, or the Series C Preferred Stock, and (ii) warrants, or the July 2024 Warrants, to acquire up to the aggregate number of 3,440,631 additional shares of our common stock for aggregate gross proceeds of approximately $12.9 million of which $9.5 million was paid through the cancellation and extinguishment of certain securities (See the section titled, “Note 16 - Subsequent Events - First Private Placement”).  On July 26, 2024, we entered into a Securities Purchase Agreement, or the Second Purchase Agreement, with the buyer named therein, pursuant to which we agreed to a second tranche of the private placement, or the Second PIPE (and together with the First PIPE, the Private Placement), of (i) 1,250 Preferred Shares, and (ii) July 2024 Warrants to acquire up to the aggregate number of 267,380 additional shares of our common stock for aggregate gross proceeds of approximately $1.0 million (See the section titled, “Note 16 - Subsequent Events - Second Private Placement”). Following these financings, we believe that we have sufficient resources available to fund our business operations into October 2024. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and six months ended June 30, 2024, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. Based on an interim goodwill impairment tests, we determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the six months ended  June 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of  June 30, 2023, goodwill was written down to zero on our condensed consolidated balances sheet. As of  June 30, 2024 and December 31, 2023, goodwill was zero on our condensed consolidated balance sheet.

The following table represents identifiable intangible assets as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Acquired In-Process Research and Development Expenses

Acquired IPR&D expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.

We evaluate in-licensed agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and have no alternative future use, we expense payments made under such license agreements as research and development expense in the consolidated statements of operations. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones are capitalized and amortized to cost of revenue.

Convertible Debt and Equity Instruments

We review the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as derivative financial instruments under ASC Topic 815, Derivatives and Hedging.

In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When we issue debt securities, which bear interest at rates that are lower than market rates, we recognize a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income.

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income (expense). Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of non-exchange traded derivatives is the Monte Carlo Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities.

Foreign Currency Transactions

The functional currency for our foreign subsidiary is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense) income, net. Foreign currency transactions resulted in net gains of approximately $0.1 million and $0.1 million for the three-month periods ended June 30, 2024 and 2023, respectively. Foreign currency transactions resulted in net gains of approximately $0.3 million and $0.1 million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

Severance

In July 2023, we entered into a separation agreement with an executive, which provides that the former employee will be entitled to receive (i) a severance amount equal to the sum of the employee’s base salary then in effect and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus awarded to other contract executives for the year 2023, prorated for the number of days of the employee’s employment during 2023, and payable at the time that other contract executives are paid bonuses with respect to 2023. The severance amount related to the departure of this executive is approximately $0.5 million, which was accrued in general and administrative expense at the date of the separation, and will be paid ratably through July 2024. As of  June 30, 2024, approximately $0.4 million was paid. The remaining liability as of  June 30, 2024 is approximately $0.1 million and is included in accrued expenses.

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

Net Loss per Common Share

The senior convertible notes payable, ELOC commitment note payable, and the preferred stock are participating securities. Accordingly, in any period in which we report net income attributable to common stockholders, basic earnings per share is computed using the “two-class” method. Under this method, net income is reduced by any dividends earned and the remaining earnings (undistributed earnings) are allocated to common stock and each series of participating securities to the extent that each participating security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus the effect of any other potentially dilutive securities outstanding for the period. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it assumes that the outstanding participating securities convert into common stock at the beginning of the period, or when issued if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as their diluted net income per share during the period.

For periods in which a net loss exists, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

As of June 30, 2024 and 2023, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, the vesting of restricted stock units, and the conversion of preferred stock, senior convertible notes payable, and the ELOC commitment note payable was 1.5 million and 0.3 million shares, respectively. For the three and six months ended June 30, 2024, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted weighted-average shares of common stock outstanding.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2024	Level 1	Level 2	Level 3

Assets:
Money market funds	$1,080	$1,080	$-	$-
Total Assets	$1,080	$1,080	$-	$-

Liabilities:
Derivative liability - convertible notes	$(202)	$-	$-	$(202)
Derivative liability - ELOC commitment note	(286)	-	-	(286)
Senior secured notes payable	(391)	-	-	(391)
Total Liabilities	$(879)	$-	$-	$(879)

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Assets:
Money market funds	$3,532	$3,532	$-	$-
Total Assets	$3,532	$3,532	$-	$-

The money market funds were classified as cash and cash equivalents on the consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost.

The fair values of the derivative liability-convertible notes, derivative liability-ELOC commitment note and the senior secured notes payable are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the derivative liabilities, we used a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurements of the derivative liabilities include the expected term, expected volatility, risk-free interest rate and dividend yield.  In determining the fair value of the senior secured notes payable, we used the final settlement amount of those notes from our First PIPE in July 2024, and then adjusted the settlement amount to 80% to represent the likelihood of the settlement occurring on June 30, 2024.

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the six months ended June 30, 2024 and the year ended December 31, 2023. Our goodwill was recorded at its estimated fair value as a result of the impairment tests performed in 2023, which resulted in the goodwill being written down to zero as of June 30, 2023 (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets and Goodwill”).

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

Note 6 – Senior Convertible Notes Payable

On April 2, 2024, we entered into the April Purchase Agreement pursuant to which we agreed to sell the Senior Convertible Notes for $1.35 million of net proceeds. The Senior Convertible Notes are convertible into shares of our common stock at an initial conversion price of $6.4854, which is subject to adjustment upon the occurrence of specified events to no lower than $1.2978, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock.

The Senior Convertible Notes are senior obligations and accrue interest at a rate of 10.0% per annum, payable in arrears on the first calendar day of each calendar month, beginning on May 2, 2024, unless an event of default has occurred, upon which interest will accrue at 18.0% per annum. The Senior Convertible Notes mature on January 2, 2025 unless earlier converted or redeemed (upon the satisfaction of certain conditions).

The Senior Convertible Notes contain certain conversion and redemption features requiring bifurcation as separate derivative liabilities. We initially recorded the fair value of the embedded features in the amount of $0.5 million as a derivative liability in our condensed consolidated balance sheet. The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our condensed consolidated statement of operations.  For the three and six months ended June 30, 2024, the change in fair value of the derivative was $0.3 million and was recorded in other expense.

In connection with the issuance of the Senior Convertible Notes, we incurred $38,000 in debt issuance costs. The associated debt issuance costs were capitalized and are presented as an offset to the Senior Convertible Notes and, along with the debt discount of $161,000 associated with the bifurcated derivative, are amortized as additional interest expense over the term of the Senior Convertible Notes at an effective interest rate of 30.32%.  For the three and six months ended June 30, 2024, the interest expense was $96,000.

Note 7 – ELOC Commitment Note Payable

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit for the right to sell shares of our common stock to the Purchaser. As consideration for the Purchaser’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the ELOC Purchase Agreement, concurrently with the execution and delivery of the ELOC Purchase Agreement, we issued a convertible promissory note, or the ELOC Commitment Note, to the Purchaser in the amount of $350,000. The ELOC Commitment Note matures on June 26, 2025 and will bear interest at 10% per annum on a 365-day basis, due and payable on June 26, 2025. The Purchaser, in its sole discretion and upon written notice to us may convert all or a portion of the entire unpaid principal balance of the ELOC Commitment Note, together with all accrued and unpaid interest, if any, or the Conversion Amount, into a number of shares of our common stock equal to (x) the Conversion Amount divided by, as of the date of such conversion notice or other date of determination, the lesser of (i) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market on June 26, 2024 and (ii) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market during the 20 trading days immediately preceding the date of such conversion notice, subject to adjustment as provided in the terms of the ELOC Commitment Note.

The ELOC Commitment Note in its entirety had an estimated fair value of $0.6 million at issuance, while the ELOC Commitment Note conversion option was required to be bifurcated as a separate derivative liability upon issuance. As a result, we recorded the fair value of the conversion option feature in the amount of $0.3 million as a derivative liability and $0.3 million as a ELOC Commitment Note payable in our condensed consolidated balance sheet. Because there was no consideration paid by the Purchaser in exchange for the ELOC Commitment Note, the entire initial fair value of both instruments was recorded to other expense in the amount of $0.6 million.

The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our condensed consolidated statement of operations.  For the three and six months ended June 30, 2024, the change in fair value of the derivative was de minimis due to the ELOC Commitment Note being issued on June 26, 2024.

Note 8 – Senior Secured Notes Payable

On June 25, 2024, we issued senior secured notes with an aggregate principal amount of $0.3 million. The maturity date of such notes is June 25, 2025, unless extended at the holder’s option in accordance with the terms of the notes. On June 28, 2024, we issued additional senior secured notes with an aggregate principal amount of $0.1 million. The maturity date of such notes is June 28, 2025, unless extended at the holder’s option in accordance with the terms of the notes.

We collectively refer to such senior secured notes due 2025 as the June Senior Secured Notes. The aggregate gross proceeds from the issuances of the June Senior Secured Notes were $0.35 million. The June Senior Secured Notes include a 15% original issue discount. The June Senior Secured Notes will bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the June Senior Secured Notes) and such interest will compound each calendar month.

Certain conversion and redemption features of the June Senior Secured Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we have elected the fair value option for the June Senior Secured Notes and will record the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. The excess of the initial fair value of $0.4 million of the June Senior Secured Notes over the proceeds received of $0.35 million was recorded to other expense in the amount of $41,000. As of June 30, 2024, the fair value of the June Senior Secured Notes was $0.4 million. Refer to Note 5, “Fair Value Measurements” for additional details regarding the fair value measurement.

Note 9 – Loans Payable

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

Note 10 - Other Current Liabilities

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

As a result of us not paying the $400,000 payable to PMUSA by July 1, 2024, PMUSA issued a notice of default to us dated July 17, 2024.  Such notice of default informed us that to avoid termination of the US License Agreement and a collection action via arbitration, we must pay the $400,000 by September 15, 2024.

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

Amendment No. 2 to the License Agreement with Philip Morris Products for Aerosolization Technology

We did not pay $325,000 to PMPSA by July 1 as required by the PMPSA License Amendment.  Rather, on July 31, 2024, we entered into Amendment No. 2 to the License Agreement with PMPSA, or the Second PMPSA License Amendment, to further amend the PMPSA License Agreement. Pursuant to the Second PMPSA License Amendment, we agreed to pay PMPSA (i) $200,000 no later than August 2, 2024, or the Initial Payment, and (ii) $125,000 no later than November 15, 2024, or the Deferred Payment, plus interest on the Deferred Payment at the rate of 18% per annum for the period beginning on July 2, 2024, and ending on the date of payment. In the event any balance on the Deferred Payment (including accrued interest) remains unpaid after November 15, 2024, interest on such remaining balance will then accrue at the rate of 27% per annum until December 31, 2024 or the date of payment, whichever is earlier. In the event any balance (including accrued interest) on the Deferred Payment remains unpaid after December 31, 2024, interest shall then accrue at the rate of 36% per annum on such balance until the date of payment.

Accounting for the PMUSA and PMPSA Payments

We accounted for these payments as a recognized subsequent event for 2023 in accordance with applicable accounting guidance provided in ASC Topic 855, Subsequent Events. For the year ended December 31, 2023, we accrued $0.9 million for payments to PMUSA and PMPSA to be paid in 2024. During the first quarter of 2024, the PMUSA Upfront Payment and the PMPSA Upfront Payment were both paid. As of June 30, 2024, the remaining liability related to PMUSA and PMPSA is $0.7 million and is recorded in other current liabilities.  During July 2024, the PMPSA Initial Payment was paid.

Note 11 – Restructured Debt Liability

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

The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment during the six months ended June 30, 2024 consisting of the difference between the $15.0 million of the extinguished Milestone Payments and the consideration to Deerfield under the Exchange and Termination Agreement, which includes $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield.

Note 12 – Mezzanine Equity and Stockholders’ Equity

Common Stock Purchase Agreement

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of our common stock, and (ii) the Exchange Cap (as defined below).

We do not have a right to commence any sales of our common stock to the Purchaser under the ELOC Purchase Agreement until the time when all of the conditions to our right to commence sales of common stock to the Purchaser set forth in the ELOC Purchase Agreement have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the SEC and the final form of prospectus contained therein is filed with the SEC, or the Commencement Date. Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of Common Stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations.

In no event can we issue to the Purchaser under the ELOC Purchase Agreement more than 19.99% of the total number of shares of our common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement, or the Exchange Cap, unless (i) we obtain the stockholder approval of the issuance of such shares in accordance with the applicable stock exchange rules or (ii) the average price of all applicable sales of our common stock are made at a price equal to or in excess of the lower of (A) the closing price on the Nasdaq Capital Market on June 26, 2024 and (B) the average of the closing prices of our common stock for the five business days immediately preceding June 26, 2024, such that the sales of such our common stock to the Purchaser would not count toward the Exchange Cap because they are “at market” under applicable stock exchange rules.

We have determined that the put option in the ELOC Purchase Agreement is a derivative within the scope of ASC Topic 815, Derivatives and Hedging, to be initially measured and recorded at fair value with subsequent changes in fair value to be recorded in earnings.  However, as the exercise price is floating and is a discounted price to the exercise date fair value of the common stock, we have determined that the put option has a de minimis value (effectively zero value) and will not be recorded.

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

In consideration of the purchase of the Transferred Assets, (i) on April 2, 2024, we issued a total of 5,500 shares of our Series B Preferred Stock, par value $0.001 per share, or the Series B Preferred Stock, to certain creditors of Varian and (ii) agreed to pay up to $2.3 million in milestone payments upon the achievement of certain regulatory and clinical development milestones with our option to pay such milestone payments either in cash or our common stock.

The Asset Purchase Agreement contains customary representations and warranties, covenants, closing conditions and indemnification provisions for a transaction of this nature, including, without limitation, confidentiality and non-compete undertakings by Varian.

The fair value of the consideration transferred for the 5,500 shares of our Series B Preferred Stock was $7.0 million. Because the assets acquired do not meet the definition of a business, and the assets have not reached technological feasibility and have no alternative future use, we expensed the consideration paid as research and development expense in the consolidated statements of operations.

As of June 30, 2024, we have not recorded a liability or expense related to contingent consideration for future milestone payments to Varian, as the achievement of such milestones has not occurred and was not deemed probable.

Series B Preferred Stock

The terms of the Series B Preferred Stock are as set forth in the Series B Certificate of Designation of Series B Preferred Stock, as filed with the Delaware Secretary of State and effective on April 3, 2024. The Series B Certificate of Designation authorizes a total of 5,500 shares of Series B Preferred Stock, or the Series B Preferred Stock, with an initial conversion price of $6.4854, or the Series B Preferred Conversion Price, which is subject to adjustment as provided in the Series B Certificate of Designation to no lower than $1.2978. The Series B Preferred Stock has a stated value of $1,000 per share. Each share of Series B Preferred Stock is initially convertible into 155 shares of our common stock, subject to adjustment as provided in the Series B Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

From and after April 2, 2024, each holder of a share of Series B Preferred Stock is entitled to receive dividends, or Dividends, which are computed on the basis of a 360-day year and twelve 30-day months and will increase the stated value of the Series B Preferred Stock on each dividend date (as defined in the Series B Certificate of Designation).

Dividends on the Series B Preferred Stock will accrue at 10.0% per annum and be payable by way of inclusion of the Dividends in the Conversion Amount (as defined in the Series B Certificate of Designation) on each Conversion Date (as defined in the Series B Certificate of Designation) in accordance with the Series B Certificate of Designation or upon any redemption in accordance with the Series B Certificate of Designation or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Series B Certificate of Designation). From and after the occurrence and during the continuance of any Triggering Event (as defined in the Series B Certificate of Designation), the accrual of the dividends will automatically be increased to 18.0% per annum.

The Series B Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock at a price below the then-applicable Preferred Conversion Price, as described in further detail in the Series B Certificate of Designation.

Upon issuance of the Series B Preferred Stock, the Company was not solely in control of the redemption of the shares of Series B Preferred Stock as the Series B Preferred Stock has multiple redemption features that are outside of our control, including time-based maturity redemption and change of control redemption. Since the redemption of the Series B Preferred Stock was not solely in the control of the Company, the shares of Series B Preferred Stock are classified within mezzanine equity. The shares of Series B Preferred Stock were recorded at fair value of $7.0 million partially offset by issuance costs of $68,000. Because this initial carrying value of the Series B Preferred Stock is higher than the maturity redemption price (i.e., the stated value of $5.5 million with the 10% per annum dividend over the period from issuance until maturity on January 2, 2025), no accretion of Series B Preferred Stock dividends will be recorded. The Series B Preferred Stock could become redeemable at higher values than the initial carrying value under the standard and customary triggering events or a redemption in the event of a change of control, in each case, pursuant to the terms of the Series B Certificate of Designations, but these are not probable of occurrence as of June 30, 2024.

The Series B Preferred Stock have no voting rights, other than with respected to certain protective provisions as stated in the Certificate of Designation. We may not take or consent to certain actions without the consent or vote of the holders of the Series B Preferred Stock.

All other shares of capital stock of the Company are junior in rank to the Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. In the event of a liquidation event, the holders of the Series B Preferred Stock are entitled to receive in cash out of the available assets of the Company, before any amount shall be paid to the holders of any of shares of stock, an amount per share equal to the greater of 125% of the conversion amount, where the conversion amount is, as of the applicable date of determination, the sum of the stated value plus all declared and unpaid dividends and any other amounts owed to the holder, and the amount per share such holder would receive if such holder converted the shares into common stock immediately prior to the date of such payment.

April 2023 Public Offering

On April 20, 2023, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, as the sole underwriter relating to a public offering, or the April 2023 Offering, of an aggregate of 204,779 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants are immediately exercisable for shares of common stock at a price of $52.74 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

In addition, Ladenburg exercised in full a 45-day option, or the Overallotment Option, to purchase up to 30,717 additional shares of common stock and/or warrants to purchase up to 30,717 additional shares of common stock.

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $52.74 per unit resulting in gross proceeds to us of approximately $12.4 million. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

We have determined that the appropriate accounting treatment under ASC 480, Distinguishing Liabilities from Equity, is to classify the shares of common stock and the April 2023 Warrants issued in the April 2023 Offering as equity. We have also determined that the April 2023 Warrants are not in their entirety a derivative under the scope of ASC 815, Derivatives and Hedging, due to the scope exception under ASC 815-10-15-74, nor are there any material embedded derivatives that require separate accounting. We allocated the net proceeds from the April 2023 Offering based on the relative fair value of the common stock and the April 2023 Warrants.

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

Sales under the 2023 ATM Program will be made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, and declared effective on January 3, 2022, and a prospectus supplement related thereto. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of  August 19, 2024, we had sold substantially all that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. However, there can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

During the six months ended June 30, 2024, we sold 143,120 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

Note 13 – Stock-Based Compensation

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

A summary of activity under our long-term incentive plans is presented below:

(in whole numbers)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2024	15,400	$1,664.00
Reverse split adjustments - fractional share round ups	106	(91.91)
Forfeited or expired	(145)	7,214.10
Outstanding at June 30, 2024	15,361	$1,518.83	8.4

Vested and exercisable at June 30, 2024	3,288	$6,979.86	5.6

Vested and expected to vest at June 30, 2024	14,078	$1,533.64	8.4

(in whole numbers)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2024	8,180	$52.49
Reverse split adjustments - fractional share round ups	66	(0.42)
Vested	(139)	912.01
Outstanding at June 30, 2024	8,107	$37.22

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Research and development	$31	$58	$82	$187
General and administrative	66	324	266	480
Total	$97	$382	$348	$667

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

Note 14 – Licensing and Research Funding Agreements

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

In consideration of the purchase of the Transferred Assets, (i) on April 2, 2024, we issued a total of 5,500 shares of our Series B Preferred Stock to certain creditors of Varian and (ii) agreed to pay up to $2.3 million in milestone payments upon the achievement of certain regulatory and clinical development milestones with our option to pay such milestone payments either in cash or our common stock.

The Asset Purchase Agreement contains customary representations and warranties, covenants, closing conditions and indemnification provisions for a transaction of this nature, including, without limitation, confidentiality and non-compete undertakings by Varian.

The fair value of the consideration transferred for the 5,500 shares of our Series B Preferred Stock was $7.0 million. Because the assets acquired do not meet the definition of a business, and the assets have not reached technological feasibility and have no alternative future use, we expensed the consideration paid as research and development expense in the consolidated statements of operations.

As of June 30, 2024, we have not recorded a liability or expense related to contingent consideration for future milestone payments to Varian, as the achievement of such milestones has not occurred and was not deemed probable.

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

As of June 30, 2024, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

Note 15 – Income Taxes

During the three and six months ended June 30, 2024, we recorded an income tax provision of $0.2 million and $0.3 million, respectively, related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 8 – Restructured Debt Liability”).

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating losses, or NOLs. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets within United States jurisdiction. As such, we recorded a full valuation allowance against net deferred tax assets as of June 30, 2024 and December 31, 2023, for deferred taxes in the United States. We still have a net deferred tax liability related to our foreign operations.

Utilization of NOL and R&D credit carryforwards will be subject to a substantial annual limitation under Internal Revenue Code of 1986, or IRC, Section 382, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes will limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and income tax liabilities, respectively. As a result of having undergone an ownership change under IRC 382, our ability to utilize our historical NOL carryovers will be limited. We will continue to monitor any limitations on our ability to use NOLs and R&D credits in the future for all jurisdictions.

Note 16 – Subsequent Events

Senior Secured and Senior Unsecured Notes

On July 3, 2024, we agreed to issue and sell to (i) an institutional investor an aggregate principal amount of $0.1 million in senior secured notes due 2025, or the July Secured Note, and (ii) an additional institutional investor an aggregate principal amount of $0.1 million in senior unsecured promissory notes due 2025, or the July Unsecured Note, and together with the July Secured Note, the July 2024 Notes, for aggregate gross proceeds of $200,000. The July 2024 Notes include 15% original issue discount and will mature on July 3, 2025, unless extended at the holder’s option in accordance with the terms of the July 2024 Notes. The July 2024 Notes bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the applicable July 2024 Notes) and such interest will compound each calendar month. The interest rate will increase to 18% per annum upon the existence of an Event of Default (as defined in the applicable July 2024 Notes).

The July Secured Note is secured by first-priority security interests in all of our assets then presently existing, and constitutes a valid, first priority security interest in all of the assets that we later-acquire, as further defined in the July 2024 Secured Note.

First Private Placement

On July 18, 2024, we entered into a Securities Purchase Agreement, or the First Purchase Agreement, with the buyers named therein, pursuant to which we agreed to the private placement, or the First PIPE, of (i) 16,099 shares, or the Preferred Shares, of our Series C Convertible Preferred Stock, par value $0.001 per share, or the Series C Preferred Stock, and (ii) warrants, or the July 2024 Warrants, to acquire up to the aggregate number of 3,440,631 additional shares of our common stock for aggregate gross proceeds of approximately $12.9 million of which $9.5 million was paid through the cancellation and extinguishment of certain securities as further described below.

Additionally, we issued 161 Preferred Shares and 42,838  July 2024 Warrants as compensation for certain placement agent fees and expenses. We also reimbursed the lead buyer for certain fees and expenses of counsel in accordance with the terms of the First Purchase Agreement.

We agreed to seek stockholder approval for the issuance of all of the shares of our common stock issuable upon conversion of the Preferred Shares and exercise of the July 2024 Warrants in connection with the First PIPE in accordance with the rules and regulations of the Nasdaq Stock Market.

Series C Preferred Stock

The terms of the Series C Preferred Stock are as set forth in the Series C Certificate of Designation of Series C Preferred Stock, as filed with the Delaware Secretary of State and effective on July 19, 2024. The Series C Certificate of Designation authorizes a total of 18,820 shares of Series C Preferred Stock with an initial conversion price of $3.74, or the Series C Preferred Conversion Price, which is subject to adjustment as provided in the Series C Certificate of Designation to no lower than $1.28. The Series C Preferred Stock has a stated value of $1,000 per share. Each share of Series C Preferred Stock is initially convertible into 267 shares of our common stock, subject to adjustment as provided in the Series C Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

From and after July 19, 2024, each holder of a share of Series C Preferred Stock is entitled to receive dividends, which are computed on the basis of a 360-day year and twelve 30-day months and will increase the stated value of the Series C Preferred Stock on each dividend date (as defined in the Series C Certificate of Designation).

Dividends on the Series C Preferred Stock will accrue at 10.0% per annum and be payable by way of inclusion of the dividends in the Conversion Amount (as defined in the Series C Certificate of Designation) on each Conversion Date (as defined in the Series C Certificate of Designation) in accordance with the Series C Certificate of Designation or upon any redemption in accordance with the Series C Certificate of Designation or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Series C Certificate of Designation). From and after the occurrence and during the continuance of any Triggering Event (as defined in the Series C Certificate of Designation), the accrual of the dividends will automatically be increased to 18.0% per annum.

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

July 2024 Warrants

The July 2024 Warrants are exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and will have an exercise price of $4.11 per share, subject to customary adjustments.

Cancellation and Extinguishment of Certain Securities

In connection with the First PIPE, $9.5 million of the aggregate gross proceeds was paid through the cancellation and extinguishment of certain holders’ (x) outstanding principal amount, conversion/exchange premiums and all accrued interest and dividends thereon under our (i) Senior Convertible Notes, (ii) the June Senior Secured Notes, (iii) the July Secured Note, and (iv) the July Unsecured Note, and (y) 5,500 shares of the Series B Preferred Stock.

Second Private Placement

On July 26, 2024, we entered into a Securities Purchase Agreement, or the Second Purchase Agreement, with the buyer named therein, pursuant to which we agreed to a second tranche of the private placement, or the Second PIPE, of (i) 1,250 Preferred Shares, and (ii) July 2024 Warrants to acquire up to the aggregate number of 267,380 additional shares of our common stock for aggregate gross proceeds of approximately $1.0 million.

We agreed to seek stockholder approval for the issuance of all of the shares of our common stock issuable upon conversion of the Preferred Shares and exercise of the July 2024 Warrants in connection with the Second PIPE in accordance with the rules and regulations of the Nasdaq Stock Market.

The rights and preferences of the Series C Preferred Stock issued in connection with the Second PIPE, including the terms pursuant to which they are convertible into our common stock, are consistent with the rights and preferences of the Series C Preferred Stock issued in connection with the First PIPE. Similarly, the terms of the warrants issued in connection with the Second PIPE are consistent with the terms of the warrants issued in connection with the First PIPE.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled “Forward-Looking Statements” and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission, or SEC, on April 16, 2024, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a biotechnology company focused on advancing early and late-stage innovative therapies for critical conditions and diseases. Our portfolio of product candidates includes istaroxime, a Phase 2 candidate that inhibits the sodium-potassium ATPase and also activates sarco endoplasmic reticulum Ca2+ -ATPase 2a, or SERCA2a, for acute heart failure and associated cardiogenic shock; preclinical SERCA2a activators for heart failure; rostafuroxin for the treatment of hypertension in patients with a specific genetic profile; and a preclinical atypical protein kinase C iota, or aPKCi, inhibitor (topical and oral formulations), being developed for potential application in rare and broad oncology indications. We also have a licensing business model with partnership out-licenses currently in place.

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

Our heart failure cardiovascular portfolio also includes other SERCA2a activators. One family of compounds has the dual mechanism of action that includes inhibition of the sodium-potassium ATPase as well as activation of SERCA2a. The other family of compounds are considered selective SERCA2a activators and are devoid of activity against the sodium-potassium ATPase. This research program is evaluating these preclinical product candidates, including oral and intravenous SERCA2a activator heart failure compounds. These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance the development of rostafuroxin without securing such an arrangement or partnership.

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation dual mechanism SERCA2a activators, and rostafuroxin. In addition, we are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in AHF with istaroxime.

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a license agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the Licence Agreement, which includes the Licence Agreement, all rights in molecules and compounds subject to the Licence Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi inhibitor with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug enabling activities and are in the process of determining the expected clinical development plan for the platform.

We have incurred net losses since inception. Our net loss was $12.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2024. Included in net loss for the three and six months ended June 30, 2024 is $7.5 million of non-cash R&D expense related to costs in connection with the Varian asset acquisition and a $14.5 million gain on debt extinguishment. For the three and six months ended June 30, 2023, our net loss was $6.6 million and $10.7 million, respectively. Included in our net loss for the three and six months ended June 30, 2023 is a $2.6 million and $3.1 million loss on impairment of goodwill, respectively. As of June 30, 2024, we had an accumulated deficit of $846.6 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

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

SERCA2a Activators – Preclinical Oral, Chronic, and Acute Heart Failure Product Candidates

We are pursuing several early exploratory research programs to assess potential product candidates, including oral and intravenous dual mechanism or selective SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements, or other strategic opportunities. Additionally, the United States Patent and Trademark Office has issued US Patent No. 11,730,746 covering our dual mechanism SERCA2a activators. The new composition of matter patent provides patent protection through late 2039. Further, the European Patent Office has granted Patent No. 3805243, providing composition of matter patent coverage for the pure SERCA2a Activator class of drug candidates. The pure SERCA2a Activators are one of two families of preclinical drug candidates that act on SERCA2a in the Company’s pipeline. The pure SERCA2a Activators are devoid of action on the Na+/K+ pump while activating SERCA2a. The new European patent provides patent protection until October 9, 2039 for the family of compounds with the pure SERCA2a mechanism of action.

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

The oral formulation is a small molecule that may have potential for the treatment of solid tumors. The API in the aPKCi inhibitor (oral) is the same as the API in aPKCi inhibitor (topical). In the scientific literature, the presence and activation of aPKCi has been implicated in the growth of multiple human cancers including non-small cell lung cancer, or NSCLC, pancreatic, and ovarian cancer. The API in aPKCi inhibitor (oral) has demonstrated dose dependent anti-tumor activity in a mouse model of NSCLC (squamous cell lung carcinoma), in studies performed at CRUK and with its collaborators. Preclinical experiments of the API in aPKCi inhibitor (oral), appears to show dose dependent anti-tumor activity in a xenograft NSCLC model.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and six months ended June 30, 2024, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. Based on an interim goodwill impairment tests, we determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the six months ended June 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of June 30, 2023, goodwill was written down to zero on our condensed consolidated balances sheet. As of June 30, 2024 and December 31, 2023, goodwill was zero on our condensed consolidated balance sheet.

The following table represents identifiable intangible assets as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

Acquired In-Process Research and Development Expenses

IPR&D expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.

We evaluate in-licensed agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and have no alternative future use, we expense payments made under such license agreements as research and development expense in the consolidated statements of operations. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones are capitalized and amortized to cost of revenue.

Convertible Debt and Equity Instruments

We review the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as derivative financial instruments under ASC Topic 815, Derivatives and Hedging.

In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. When we issue debt securities, which bear interest at rates that are lower than market rates, we recognize a discount, which is offset against the carrying value of the debt. Such discount from the face value of the debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income.

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income (expense). Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining the fair value of non-exchange traded derivatives is the Monte Carlo Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months EndedJune 30, 2024 and 2023

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2024	2023	Change	2024	2023	Change

Expenses:
Research and development	$9,863	$1,763	$8,100	$12,116	$3,178	$8,938
General and administrative	1,589	2,420	(831)	3,741	4,712	(971)
Loss on impairment of goodwill	-	2,574	(2,574)	-	3,058	(3,058)
Total operating expenses	11,452	6,757	4,695	15,857	10,948	4,909
Operating loss	(11,452)	(6,757)	(4,695)	(15,857)	(10,948)	(4,909)

Other income (expense):
Gain on debt extinguishment	-	-	-	14,520	-	14,520
Interest income	20	108	(88)	50	152	(102)
Interest expense	(110)	(13)	(97)	(123)	(25)	(98)
Other (expense) income, net	(285)	61	(346)	(84)	109	(193)
Total other (expense) income, net	(375)	156	(531)	14,363	236	14,127

Loss before income taxes	(11,827)	(6,601)	(5,226)	(1,494)	(10,712)	9,218
Income tax expense	(197)	-	(197)	(311)	-	(311)
Net loss	$(12,024)	$(6,601)	$(5,423)	$(1,805)	$(10,712)	$8,907

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

Research and development expenses are as follows:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)

Acquired IPR&D from Varian asset purchase	$7,495	$-	$7,495	$7,495	$-	$7,495

Istaroxime – cardiogenic shock program	1,684	617	1,067	3,159	1,041	2,118
Istaroxime – AHF	-	12	(12)	-	(8)	8
KL4 surfactant	-	48	(48)	-	(34)	34
Total direct clinical and preclinical programs	1,684	677	1,007	3,159	999	2,160

Product development and manufacturing	215	241	(26)	439	486	(47)
Clinical, medical, and regulatory operations	469	845	(376)	1,023	1,693	(670)
Total research and development expenses	$9,863	$1,763	$8,100	$12,116	$3,178	$8,938

Research and development expenses include non-cash charges of $7.5 million associated with the acquired IPR&D related to the Asset Purchase Agreement with Varian (See the section titled, “Note 12 - Mezzanine Equity and Stockholders' Equity - Asset Purchase Agreement with Varian Biopharmaceuticals”).

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

Total direct clinical and preclinical programs expenses increased $1.0 million for the three months ended June 30, 2024 and increased $2.2 million for the six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increases in istaroxime – cardiogenic shock program costs as described below.

Istaroxime – cardiogenic shock program costs increased$1.1 million for the three months ended June 30, 2024 and increased $2.1 million for the six months ended June 30, 2024 compared to the same periods in 2023 due to (i) the trial execution costs for the SEISMiC Extension study, which began enrollment in the fourth quarter of 2023 and (ii) the start-up procedures for the small study in more severe SCAI Stage C cardiogenic shock.

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

Product development and manufacturing expenses for the three and six months ended June 30, 2024 are comparable to the same periods in 2023.

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

Clinical, medical, and regulatory operations expenses decreased $0.4 million for the three months ended June 30, 2024 compared to the same period in 2023 due to a decrease of $0.4 million in personnel costs.

Clinical, medical, and regulatory operations expenses decreased $0.7 million for the six months ended June 30, 2024 compared to the same period in 2023 due to (i) a decrease of $0.6 million in personnel costs; and (ii) a decrease of $0.1 million in non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses decreased $0.8 million for the three months ended June 30, 2024 compared to the same period in 2023 due to (i) a decrease of $0.2 million in professional fees; (ii) a decrease of $0.2 million in personnel costs; (iii) a decrease of $0.3 million in non-cash stock-based compensation expense; and (iv) a decrease of $0.1 million in insurance costs.

General and administrative expenses decreased $1.0 million for the six months ended June 30, 2024 compared to the same period in 2023 due to (i) a decrease of $0.1 million in professional fees; (ii) a decrease of $0.4 million in personnel costs; (iii) a decrease of $0.2 million in non-cash stock-based compensation expense; and (iv) a decrease of $0.3 million in insurance costs.

Other (Expense) Income, Net

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

Interest income relates to interest on our money market account for the three and six months ended June 30, 2024 and 2023.

For the three and six months ended June 30, 2024, interest expense consists primarily of interest expense associated with the amortization of the issuance costs and the debt discount related to our senior convertible notes payable. For the three and six months ended June 30, 2023, interest expense consists of interest expense associated with our notes payable.

For the three and six months ended June 30, 2024, other (expense) income, net primarily consists of initial recognition and remeasurement changes in the fair value of derivative liabilities associated with our senior convertible notes payable and our ELOC commitment note, partially offset by net gains on foreign currency translation. For the three and six months ended June 30, 2023, other (expense) income, net primarily consists of net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

Income Tax Expense

During the three and six months ended June 30, 2024, we recorded an income tax provision of $0.2 million and $0.3 million, respectively, related to the tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 8 – Restructured Debt Liability”). For the three and six months ended June 30, 2023, there was no income tax expense due to losses incurred and forecasted for 2023 as well as a full valuation allowance against deferred tax assets.

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

We have incurred net losses since inception. Our net loss was $12.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2024. Included in net loss for the three and six months ended June 30, 2024 is $7.5 million of non-cash R&D expense related to costs in connection with the Varian asset acquisition and a $14.5 million gain on debt extinguishment. For the three and six months ended June 30, 2023, our net loss was $6.6 million and $10.7 million, respectively. Included in our net loss for the three and six months ended June 30, 2023 is a $2.6 million and $3.1 million loss on impairment of goodwill, respectively (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of June 30, 2024, we had an accumulated deficit of $846.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $35 million of newly issued shares of our common stock, and (ii) the Exchange Cap. We do not have a right to commence any sales of our common stock to the Purchaser under the ELOC Purchase Agreement until the time when all of the conditions to our right to commence sales of common stock to the Purchaser set forth in the ELOC Purchase Agreement have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the SEC and the final form of prospectus contained therein is filed with the SEC, or the Commencement Date. Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of Common Stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations (See the section titled, “Note 12 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement”).

As of June 30, 2024, we had cash and cash equivalents of $1.8 million and current liabilities of $8.8 million. On July 3, 2024, we agreed to issue and sell to (i) an institutional investor an aggregate principal amount of $0.1 million in senior secured notes due 2025, or the July Secured Note, and (ii) an additional institutional investor an aggregate principal amount of $0.1 million in senior unsecured notes due 2025, or the July Unsecured Note, and together with the July Secured Note, the July 2024 Notes, for aggregate gross proceeds of $0.2 million (See the section titled, “Note 16 - Subsequent Events - Senior Secured and Senior Unsecured Notes”). On July 18, 2024, we entered into a Securities Purchase Agreement, or the First Purchase Agreement, with the buyers named therein, pursuant to which we agreed to the private placement, or the First PIPE, of (i) 16,099 shares, or the Preferred Shares, of our Series C Convertible Preferred Stock, par value $0.001 per share, or the Series C Preferred Stock, and (ii) warrants, or the July 2024 Warrants, to acquire up to the aggregate number of 3,440,631 additional shares of our common stock for aggregate gross proceeds of approximately $12.9 million of which $9.5 million was paid through the cancellation and extinguishment of certain securities (See the section titled, “Note 16 - Subsequent Events - First Private Placement”).  On July 26, 2024, we entered into a Securities Purchase Agreement, or the Second Purchase Agreement, with the buyer named therein, pursuant to which we agreed to a second tranche of the private placement, or the Second PIPE (and together with the First PIPE, the Private Placement), of (i) 1,250 Preferred Shares, and (ii) July 2024 Warrants to acquire up to the aggregate number of 267,380 additional shares of our common stock for aggregate gross proceeds of approximately $1.0 million (See the section titled, “Note 16 - Subsequent Events - Second Private Placement”). Following these financings, we believe that we have sufficient resources available to fund our business operations into October 2024. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Cash flows for the six months ended June 30, 2024 consists primarily of $5.3 million of net cash used in operating activities and $2.6 million of net cash provided by financing activities. Cash flows for the six months ended June 30, 2023 consist of $6.0 million of net cash used in operating activities and $11.3 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2024 and consisted primarily of (i) a net loss of $1.5 million; (ii) a $14.5 million gain on debt extinguishment; (iii) an unrealized gain on foreign exchange rate changes of $0.3 million; (iv) a $0.3 million related to the change in fair value of derivative liabilities;  partially offset (v) $7.4 million in non-cash IPR&D costs in connection with the Asset Purchase Agreement with Varian; (iv) changes in operating assets and liabilities of $2.9 million; (v) $0.6 million non-cash expense related to the fair value of the ELOC commitment note and the related derivative liability; (vi) non-cash stock-based compensation of $0.3 million; and (vi) depreciation and non-cash amortization of right-of-use assets of $0.3 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $2.6 million and includes (i) $1.4 million in net proceeds from the 2023 ATM Program; (ii) $1.3 million in net proceeds from convertible notes; (iii) $0.3 million in net proceeds from senior secured notes; partially offset by (iv) $0.2 million of principal payments on loans payable; (v) $0.1 million in payments related to the debt extinguishment; and (vi) $0.1 million in issuance costs for the Series B Preferred Stock.

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

April 2023 Public Offering

On April 20, 2023, we entered into an underwriting agreement with Ladenburg as the sole underwriter relating to a public offering, or the April 2023 Offering, of an aggregate of 204,779 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants are immediately exercisable for shares of common stock at a price of $52.74 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

In addition, Ladenburg exercised in full a 45-day option, or the Overallotment Option, to purchase up to 30,717 additional shares of common stock and/or warrants to purchase up to 30,717 additional shares of common stock.

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $52.74 per unit resulting in gross proceeds to us of approximately $12.4 million. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

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

Sales under the 2023 ATM Program will be made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, and declared effective on January 3, 2022, and a prospectus supplement related thereto. We are currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and, as of August 19, 2024, we had sold substantially all that we are permitted to sell under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. However, there can be no assurance that our public float will increase or that we will no longer be subject to such limitations.

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

During the six months ended June 30, 2024, we sold 143,120 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

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

Supplementary Disclosure of Non-Cash Activity

During the first quarter of 2024, we and Deerfield entered into the Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 33,793 shares of our common stock. The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment during the three months ended June 30, 2024 consisting of the difference between the $15.0 million of the extinguished milestone payments and the consideration to Deerfield of $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield (See the section titled, “Note 8 – Restructured Debt Liability”).

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2024 or 2023 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by risk factors included in our Quarterly Report on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 or our Quarterly Report on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We do not have sufficient resources available to fund our business beyond October 2024. To increase our cash runway, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding, or that such funding will be available on terms acceptable to us, to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require.

Further, under the terms of the Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procure additional financing. For additional details on such covenants, see “⸻Uder the terms of the Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procedure additional financing.” As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional debt or equity financing as needed in the future, on favorable terms or at all, may be limited, which could adversely affect our business, financial condition, and results of operations.

If we fail to raise sufficient capital, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to our existing equity line of credit or our recent private placement transactions, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. These conditions raise substantial doubt regarding our ability to continue as a going concern.

The Series C Certificate of Designation and the Warrants each contain anti-dilution provisions that may result in the reduction of the conversion price of the Series C Preferred Stock and exercise price of the Warrants. These features may increase the number of shares of our common stock being issuable upon conversion of the Series C Preferred Stock and the exercise of the Warrants.

The Series C Certificate of Designation authorizes a total of 18,820 shares of Series C Preferred Stock with an initial conversion price of $3.74, or the Conversion Price, which is subject to adjustment as provided in the Series C Certificate of Designations to no lower than $1.28. Our Warrants have an exercise price of $4.11, or the Exercise Price, subject to adjustment to no lower than $3.741. Both the Conversion Price and Exercise Price are subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock at a price below the then-applicable Conversion Price or Exercise Price, as applicable, each as described in further detail in the Series C Certificate of Designation or the Warrants, respectively.

If in the future, while any of our Series C Preferred Stock or Warrants are outstanding, we grant, issue or sell any shares of our common stock for a consideration per share of our common stock, or the New Issuance Price, less than a price equal to the Conversion Price or Exercise Price, respectively, as then in effect immediately prior to such granting, issuance or sale, we will be required, subject to certain limitations and adjustments (as provided in the Series C Certificate of Designation or the Warrants) to reduce the Conversion Price or the Exercise Price, as applicable, to be equal to the New Issuance Price, which will result in a greater number of shares of our common stock being issuable upon conversion, which in turn will increase the dilutive effect of such conversion on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series C Preferred Stock and/or the Warrants if we enter into a future transaction that reduces the applicable Conversion Price or Exercise Price. If we do not have a sufficient number of available shares for the conversion of any Series C Preferred Stock or Warrants, we may need to seek shareholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of our Series C Preferred Stock or Warrants are outstanding.

The Series C Preferred Stock have a liquidation preference senior to our common stock.

Subject to certain exceptions, in accordance with the Series C Certificate of Designation, shares of our capital stock are junior in rank to the Series C Preferred Stock with respect to the preferences as to dividends, distributions and payments upon our liquidation, dissolution and winding up. The payment of the liquidation preferences could result in common stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. This liquidation preference may increase over time based on the payment of dividends.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

Under the terms of the Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

On July 18, 2024 and July 26, 2024, we entered into the First Purchase Agreement and the Second Purchase Agreement, respectively. The Purchase Agreements, pursuant to which we issued the Warrants, contain restrictive covenants, subject to certain exceptions. For example, without the consent of the holders holding at least a majority of the certain registrable securities for the period commencing on July 18, 2024 and July 26, 2024, respectively, and ending on the date immediately following the 90th trading day after the Applicable Date (as defined in the Purchase Agreements), neither we nor any of our subsidiaries will directly or indirectly issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security, including, without limitation, any “equity security” (as that term is defined under Rule 405 promulgated under the Securities Act of 1933, as amended), any Convertible Securities (as defined in the Purchase Agreements), any debt, any preferred stock or any purchase rights (other than pursuant to the Common Stock Purchase Agreement), or a Subsequent Placement.

Subject to the limitations described in the Purchase Agreements, for so long as the Preferred Shares are outstanding, we are prohibited from effecting or entering into an agreement to effect any Subsequent Placement involving a Variable Rate Transaction (as defined in the Purchase Agreements).

Additionally, the Purchase Agreements contain a participation right, which provides that, subject to certain exceptions, at any time on or prior to the fourth anniversary of the respective closing dates, neither we nor our subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless we comply with certain notice procedures as outlined in the applicable Purchase Agreement with respect to each investor, providing the opportunity for such investor to participate in such Subsequent Placement on a pro rata basis as described in the Purchase Agreement.

Any of these restrictions on our ability to operate our business in our discretion could adversely affect our business by, among other things, limiting our ability to adapt to changing economic, financial, or industry conditions and to take advantage of corporate opportunities, including opportunities to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, or complete acquisitions for cash or debt. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the applicable Purchase Agreement, or we may be forced to seek a waiver from the investors party to the applicable Purchase Agreement.

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

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

2.1*	Form of Asset Purchase Agreement by and between Windtree and Varian Biopharmaceuticals, Inc., dated April 2, 2024.	Incorporated by reference to Exhibit 2.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024.

3.1	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Windtree’s Registration Statement on Form S-1, as filed with the SEC on May 9, 2024.

4.1	Convertible Promissory Note by and between Windtree and the Purchaser named therein, dated as of June 26, 2024.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 1, 2024.

4.2	Form of Senior Secured Notes due 2025.	Incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 1, 2024.

10.1†	Master Services Agreement and Work Orders Nos. 11 and 12, by and between Windtree and Momentum Research, Inc., dated February 13, 2020.	Incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2024.

10.2†	Amendment No. 1 to Master Services Agreement and Work Orders Nos. 11 and 12, by and between Windtree and Momentum Research, Inc., effective upon May 9, 2024.	Incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2024.

10.3*	Form of Securities Purchase Agreement by and between Windtree and the Buyers named therein, dated April 2, 2024.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024.

10.4*	Form of Registration Rights Agreement, by and between Windtree and the Buyers named therein, dated April 2, 2024.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024.

10.5*	Common Stock Purchase Agreement, dated as of June 26, 2024, by and between Windtree and the Purchaser.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 1, 2024.

10.6*	Registration Rights Agreement, dated as of June 26, 2024, by and between Windtree and the Purchaser.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 1, 2024.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2024 and June 30, 2023, (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2024 and June 30, 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 19, 2024	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)