Form 10-Q
period 2024-09-30
WINDTREE THERAPEUTICS INC /DE/
filed 2024-11-26
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 22, 2024, there were 8,989,828 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	4

	CONDENSED CONSOLIDATED BALANCE SHEETS	4
	As of September 30, 2024 (unaudited) and December 31, 2023

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)	5
	For the Three and Nine Months Ended September 30, 2024 and 2023

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND STOCKHOLDERS’ EQUITY (unaudited) For the Three and Nine Months Ended September 30, 2024 and 2023	6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	7
	For the Nine Months Ended September 30, 2024 and 2023

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

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

●

potential delays and uncertainties in our anticipated timelines and milestones and additional costs associated with the impact of the evolving events in Israel and Gaza on our clinical trial operations;

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

●	economic uncertainty resulting from inflation and interest rate fluctuations, including concerns involving liquidity, defaults or other non-performance by financial institutions;

●	our expectations regarding the use of proceeds from sales under our equity line of credit, if any; and

●	economic uncertainty resulting from geopolitical instability, including the ongoing conflict between Russia and Ukraine, the People’s Republic of China and the Republic of China (Taiwan), and the Middle East, including any escalation or expansion.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo),

WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,300	$4,319
Prepaid expenses and other current assets	1,628	1,060
Total current assets	3,928	5,379

Property and equipment, net	128	183
Restricted cash	9	150
Operating lease right-of-use assets	1,133	1,444
Intangible assets	25,250	25,250
Total assets	$30,448	$32,406

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,054	$809
Accrued expenses	1,650	1,618
Operating lease liabilities - current portion	468	436
ELOC commitment note payable	317	-
Derivative liability - ELOC commitment note	347	-
Common stock warrant liability	8,621	-
Loans payable	444	233
Other current liabilities	525	900
Total current liabilities	14,426	3,996

Operating lease liabilities - non-current portion	784	1,161
Restructured debt liability - contingent milestone payments	-	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	4,887	5,058
Total liabilities	23,897	29,015

Mezzanine Equity:
Series C redeemable preferred stock, $0.001 par value; 18,820 and 0 shares authorized; 15,719 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,142	-
Series B redeemable preferred stock, $0.001 par value; 5,500 and 0 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Total mezzanine equity	2,142	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,975,680 and 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 2,340,429 and 333,145 shares issued at September 30, 2024 and December 31, 2023, respectively; 2,340,428 and 333,144 shares outstanding at September 30, 2024 and December 31, 2023, respectively	2	-
Additional paid-in capital	856,267	851,268
Accumulated deficit	(848,806)	(844,823)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	4,409	3,391
Total liabilities, mezzanine equity & stockholders’ equity	$30,448	$32,406

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Expenses:
Research and development	$1,968	$2,110	$14,084	$5,288
General and administrative	2,773	2,580	6,514	7,292
Loss on impairment of goodwill	-	-	-	3,058
Total operating expenses	4,741	4,690	20,598	15,638
Operating loss	(4,741)	(4,690)	(20,598)	(15,638)

Other income (expense):
Gain on debt extinguishment	71	-	14,591	-
Change in fair value of common stock warrant liability	2,166	-	2,166	-
Interest income	12	112	62	264
Interest expense	(51)	(13)	(174)	(38)
Other (expense) income, net	(446)	166	(530)	275
Total other income, net	1,752	265	16,115	501

Loss before income taxes	(2,989)	(4,425)	(4,483)	(15,137)
Income tax benefit (expense)	240	-	(71)	-
Net loss	$(2,749)	$(4,425)	$(4,554)	$(15,137)
Extinguishment of Series B Preferred Stock	572	-	572	-
Deemed dividend on Series C Preferred Stock	(1,573)	-	(1,573)	-
Net loss attributable to common stockholders	$(3,750)	$(4,425)	$(5,555)	$(15,137)

Net loss per share attributable to common stockholders
Basic and diluted	$(4.23)	$(15.47)	$(8.64)	$(80.95)

Weighted average number of common shares outstanding
Basic and diluted	887	286	643	187

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity		Stockholders’ Equity
	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2022	3	$-	43	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	(4,111)	-	-	(4,111)
Redemption of Series A Preferred Stock	(3)	-	-	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses of $276	-	-	7	-	843	-	-	-	843
Reverse split adjustments - fractional share round ups	-	-	1	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	285	-	-	-	285
Balance - March 31, 2023	-	$-	51	$-	$838,726	$(828,643)	-	$(3,054)	$7,029
Net loss	-	-	-	-	-	(6,601)	-	-	(6,601)
Issuance of common stock and common stock warrants, net of issuance costs of $1,630	-	-	236	-	10,794	-	-	-	10,794
Stock-based compensation expense	-	-	-	-	382	-	-	-	382
Balance - June 30, 2023	-	$-	287	$-	$849,902	$(835,244)	-	$(3,054)	$11,604
Net loss	-	-	-	-	-	(4,425)	-	-	(4,425)
Stock-based compensation expense	-	-	-	-	305	-	-	-	305
Balance - September 30, 2023	-	$-	287	$-	$850,207	$(839,669)	-	$(3,054)	$7,484

	Mezzanine Equity				Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2023	-	$-	-	$-	333	$-	$851,268	$(844,823)	-	$(3,054)	$3,391
Net income	-	-	-	-	-	-	-	10,219	-	-	10,219
Issuance of common stock, ATM Program, net of issuance costs of $44	-	-	-	-	143	1	1,366	-	-	-	1,367
Issuance of common stock, equity consideration in debt extinguishment	-	-	-	-	34	-	280	-	-	-	280
Stock-based compensation expense	-	-	-	-	-	-	164	-	-	-	164
Balance - March 31, 2024	-	$-	-	$-	510	$1	$853,078	$(834,604)	-	$(3,054)	$15,421
Net loss	-	-	-	-	-	-	-	(12,024)	-	-	(12,024)
Issuance of preferred stock, net of issuance costs of $68	6	6,954	-	-	-	-	-	-	-	-	-
Reverse split adjustments - fractional share round ups	-	-	-	-	82	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	97	-	-	-	97
Balance - June 30, 2024	6	$6,954	-	$-	592	$1	$853,175	$(846,628)	-	$(3,054)	$3,494
Net loss	-	-	-	-	-	-	-	(2,750)	-	-	(2,750)
ELOC sales, net of issuance costs of $156	-	-	-	-	1,435	1	4,370	-	-	-	4,371
Exchange of Series B preferred stock	(6)	(6,954)	9	992	-	-	-	572	-	-	572
Issuance of Series C preferred stock for cash proceeds, net of issuance costs of $172	-	-	6	557	-	-	-	-	-	-	-
Issuance of Series C preferred stock to extinguish debt	-	-	3	344	-	-	-	-	-	-	-
Issuance of Series C preferred stock as consideration for services	-	-	-	24	-	-	-	-	-	-	-
Conversions of Series C preferred stock	-	-	(1)	(154)	313	-	209	-	-	-	209
Redemptions of Series C preferred stock	-	-	(1)	(74)	-	-	(772)	-	-	-	(772)
Deemed dividends on Series C preferred stock	-	-	-	454	-	-	(454)	-	-	-	(454)
Deemed cash dividends on Series C preferred stock	-	-	-	-	-	-	(347)	-	-	-	(347)
Stock-based compensation expense	-	-	-	-	-	-	86	-	-	-	86
Balance - September 30, 2024	-	$-	16	$2,142	2,340	$2	$856,267	$(848,806)	-	$(3,054)	$4,409

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,554)	$(15,137)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expenses in connection with the Varian asset acquisition	7,419	-
Depreciation and amortization	66	60
Amortization of right-of-use assets	311	309
Amortization of debt discount and debt issuance costs	86	-
Stock-based compensation	434	972
Non-cash expense related to equity consideration for services	189	-
Loss on ELOC commitment note and derivative liability	590	-
Loss on impairment of goodwill	-	3,058
Loss on sale and disposal of property and equipment	-	12
Gain on debt extinguishment	(14,591)	-
Unrealized gain on foreign exchange rate changes	(180)	(261)
Change in fair value of common stock warrant liability	(2,166)	-
Change in fair value of derivative liabilities	(33)	-
Change in fair value of senior secured notes	150	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(11)	443
Accounts payable	1,245	695
Accrued expenses	48	317
Operating lease liabilities	(345)	(338)
Other current liabilities	(375)	-
Net cash used in operating activities	(11,717)	(9,870)

Cash flows from investing activities:
Purchase of property and equipment	(12)	(15)
Net cash used in investing activities	(12)	(15)

Cash flows from financing activities:
Proceeds from ELOC Purchase Agreement, net of issuance costs	4,371	-
Proceeds from private placements, net of issuance costs	3,925	-
Redemptions of Series C Preferred Stock	(847)	-
Cash dividends on Series C Preferred Stock	(347)	-
Proceeds from issuance of common stock and warrants, net of issuance costs	-	10,794
Proceeds from ATM Program, net of issuance costs	1,367	-
Proceeds from senior convertible notes payable, net of issuance costs	1,312	-
Principal payments on senior convertible notes payable	(150)	-
Proceeds from senior secured and unsecured notes, net of issuance costs	550	-
Principal payments on loans payable	(344)	(563)
Issuance costs related to Series B Preferred Stock	(68)	-
Payments on debt extinguishment	(200)	-
Proceeds from exercise of common stock warrants, net of expenses	-	843
Net cash provided by financing activities	9,569	11,074
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,160)	1,189
Cash, cash equivalents, and restricted cash - beginning of period	4,469	6,326
Cash, cash equivalents, and restricted cash - end of period	$2,309	$7,515

Supplementary disclosure of non-cash activity:
Fair value upon issuance of common stock warrant liability	$10,787	$-
Private placement proceeds allocated to common stock warrant liability	3,331	-
Non-cash issuance costs allocated to Series C preferred stock	37
Fair value of Series B Preferred Stock issued in connection with the Varian asset acquisition	7,022	-
Fair value upon issuance of derivative liability related to senior convertible notes payable	458	-
Fair value upon issuance of derivative liability related to ELOC commitment note	284	-
Fair value of common stock consideration related to debt extinguishment	280	-
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	-	1,238
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	-	274
Prepayment of insurance through third-party financing	555	778

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

Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we have initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2025. An unblinded review of the data from the first 20 subjects is planned to take place in early Q2 2025. Our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2023. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have incurred net losses since inception. Our net loss was $2.7 million and $4.6 million, respectively, for the three and nine months ended September 30, 2024.  Included in our net loss for the three and nine months ended September 30, 2024 is $2.2 million related to the change in fair value of our common stock warrant liability. Also included in our net loss for the nine months ended September 30, 2024 is $7.5 million of non-cash R&D expense related to costs in connection with the Varian asset acquisition and a $14.6 million gain on debt extinguishment. For the three and nine months ended September 30, 2023, our net loss was $4.4 million and $15.1 million, respectively. Included in our net loss for the three and nine months ended September 30, 2023 is a $3.1 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2024, we had an accumulated deficit of $848.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into a Common Stock Purchase Agreement, or the ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. For the three months ended September 30, 2024, we sold 1.4 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $3.1 million following mandatory redemption payments on our Series C Preferred Stock (See the section titled, “Note 13 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details). In addition, in July 2024, we completed two private placement transactions for aggregate gross proceeds of approximately $13.9 million, which consists of approximately $4.4 million of new funding and a $9.5 million payment through the full cancellation and extinguishment of certain holders outstanding senior notes, including secured notes, and shares of our Series B Convertible Preferred Stock.  Net proceeds related to these private placements was $2.3 million (See the section titled, “Note 13 - Mezzanine Equity and Stockholders' Equity - First Private Placement and Second Private Placements” for further details).

As of September 30, 2024, we had cash and cash equivalents of $2.3 million and current liabilities of $14.4 million, which includes an $8.6 million warrant liability. Included in prepaid expenses and other assets as of September 30, 2024 is $0.7 million in receivables related to ELOC Purchase Agreement gross proceeds for sales made during the quarter for which we had not yet received the cash payment.  The related net proceeds after the additional redemption of the Series C Preferred Stock was $0.5 million.  In addition, subsequent to September 30, 2024 and through November 22, 2024, we sold an additional 4.3 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $2.4 million following mandatory redemption payments on our Series C Preferred Stock. Following these financings, we believe that we have sufficient resources available to fund our business operations through January 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and nine months ended September 30, 2024, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. Based on interim goodwill impairment tests, we determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the nine months ended September 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of June 30, 2023, goodwill was written down to zero on our condensed consolidated balances sheet. As of September 30, 2024 and December 31, 2023, goodwill was zero on our condensed consolidated balance sheet.

The following table represents identifiable intangible assets as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

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

Foreign Currency Transactions

The functional currency for our foreign subsidiary is U.S. Dollars. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense) income, net. Foreign currency transactions resulted in a net loss of approximately $0.1 million and a net gain of  $0.2 million for the three-month periods ended September 30, 2024 and 2023, respectively. Foreign currency transactions resulted in net gains of approximately $0.2 million and $0.3 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

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

Severance

In July 2023, we entered into a separation agreement with an executive, which provided that the former employee would be entitled to receive (i) a severance amount equal to the sum of the employee’s base salary then in effect and (ii) subject to certain exceptions, a pro rata bonus commensurate with the bonus awarded to other contract executives for 2023, prorated for the number of days of the employee’s employment during 2023, and payable at the time that other contract executives are paid bonuses with respect to 2023. The severance amount related to the departure of this executive was approximately $0.5 million, which was accrued in general and administrative expense at the date of the separation, and was paid ratably through July 2024.

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

On January 24, 2024, we and Deerfield entered into an Exchange and Termination Agreement, or the Exchange and Termination Agreement, wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 33,793 shares of our common stock, par value $0.001 per share (See the section titled, “Note 12 - Restructured Debt Liability”).

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

Net Loss per Share Attributable to Common Stockholders

Net loss is adjusted for any deemed dividends to preferred stockholders to compute net loss attributable to common stockholders. Net loss is also adjusted for any impact to retained earnings related to the extinguishment of equity securities. The Series C preferred stock and the ELOC commitment note payable are participating securities. Accordingly, in any period in which we report net income attributable to common stockholders, basic earnings per share is computed using the “two-class” method. Under this method, net income is reduced by any dividends earned and the remaining earnings (undistributed earnings) are allocated to common stock and each series of participating securities to the extent that each participating security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus the effect of any other potentially dilutive securities outstanding for the period. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it assumes that the outstanding participating securities convert into common stock at the beginning of the period, or when issued if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as their diluted net income per share during the period.

For periods in which a net loss exists, basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period.

As of September 30, 2024 and 2023, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, the vesting of restricted stock units, and the conversion of Series C preferred stock and the ELOC commitment note payable was 18.9 million and 0.3 million shares, respectively. For the three and nine months ended September 30, 2024, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted weighted-average shares of common stock outstanding.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2024	Level 1	Level 2	Level 3

Assets:
Money market funds	$592	$592	$-	$-
Total Assets	$592	$592	$-	$-

Liabilities:
Common stock warrant liability	$(8,621)	$-	$-	$(8,621)
Derivative liability - ELOC commitment note	(347)	-	-	(347)
Total Liabilities	$(8,968)	$-	$-	$(8,968)

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Assets:
Money market funds	$3,532	$3,532	$-	$-
Total Assets	$3,532	$3,532	$-	$-

The money market funds were classified as cash and cash equivalents on the consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost.

The fair value of the common stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the common stock warrant liability:

Three and Nine Months Ended September 30, 2024
Issuance of common stock warrants	$10,787
Change in fair value	(2,166)
Balance at September 30, 2024	$8,621

In determining the initial fair value of the common stock warrants at their respective issuance dates, we used a Black Scholes pricing model.  For the subsequent measurement at September 30, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

	July 22, 2024 Issuance Date	July 29, 2024 Issuance Date	September 30, 2024
Fair value of underlying equity	$3.56	$3.29	$2.39
Exercise price	$4.11	$4.11	$4.11
Volatility	108.4%	115.6%	n/a
Risk-free interest rate	4.2%	4.1%	3.6
Expected term (in years)	5.5	5.5	5.3
Discounting factor	n/a	n/a	0.83

The fair value of the derivative liability-ELOC commitment note is also based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the derivative liability:

Three and Nine Months Ended September 30, 2024
Initial recognition of derivative liability	$286
Change in fair value	61
Balance at September 30, 2024	$347

In determining the initial fair value of the derivative liability and for the subsequent measurement at September 30, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

	June 26, 2024 Issuance Date	September 30, 2024
Fair value of underlying equity	$3.22	2.3442.3939
Volatility	87.3%-91.7%	190.8%-194.4%
Risk-free interest rate	5.1%	4.2%
Conversion price discount	20.0%	20.0%
Discounting period (in years)	1.0	0.7
Discount rate	20.2%	12.5%
Discounting factor	0.83	0.92

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the nine months ended September 30, 2024 and the year ended December 31, 2023. Our goodwill was recorded at its estimated fair value as a result of the impairment tests performed in 2023, which resulted in the goodwill being written down to zero as of June 30, 2023 (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets and Goodwill”).

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

Note 6 – Senior Convertible Notes Payable

On April 2, 2024, we entered into the April Purchase Agreement pursuant to which we agreed to sell the Senior Convertible Notes for $1.35 million of net proceeds. The Senior Convertible Notes were convertible into shares of our common stock at an initial conversion price of $6.4854, which was subject to adjustment upon the occurrence of specified events to no lower than $1.2978, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock.

The Senior Convertible Notes were senior obligations and accrued interest at a rate of 10.0% per annum, payable in arrears on the first calendar day of each calendar month, beginning on May 2, 2024, unless an event of default had occurred, upon which interest would accrue at 18.0% per annum. The Senior Convertible Notes had a maturity date of January 2, 2025 unless earlier converted or redeemed (upon the satisfaction of certain conditions).

The Senior Convertible Notes contained certain conversion and redemption features requiring bifurcation as separate derivative liabilities. We initially recorded the fair value of the embedded features in the amount of $0.5 million as a derivative liability in our condensed consolidated balance sheet. The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our condensed consolidated statement of operations.  For the three and nine months ended September 30, 2024, the change in fair value of the derivative was $0.1 million and $0.4 million, respectively, and was recorded in other expense.

In connection with the issuance of the Senior Convertible Notes, we incurred $38,000 in debt issuance costs. The associated debt issuance costs were capitalized and were presented as an offset to the Senior Convertible Notes and, along with the debt discount of $161,000 associated with the bifurcated derivative, were amortized as additional interest expense over the term of the Senior Convertible Notes at an effective interest rate of 30.32%.  For the three and nine months ended September 30, 2024, the interest expense was $0.2 million.  We used the proceeds from our First PIPE to extinguish the Senior Convertible Notes and we wrote-off the remaining related derivative liability of $0.4 million and recognized a gain on debt extinguishment of $0.1 million.  Refer to Note 13, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details.  As of September 30, 2024, there are no Senior Convertible Notes outstanding.

Note 7 – ELOC Commitment Note Payable

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit for the right to sell shares of our common stock to the Purchaser. As consideration for the Purchaser’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the ELOC Purchase Agreement, concurrently with the execution and delivery of the ELOC Purchase Agreement, we issued a convertible promissory note, or the ELOC Commitment Note, to the Purchaser in the amount of $350,000. The ELOC Commitment Note matures on June 26, 2025 and will bear interest at 5% per annum on a 365-day basis, due and payable on June 26, 2025. The Purchaser, in its sole discretion and upon written notice to us may convert all or a portion of the entire unpaid principal balance of the ELOC Commitment Note, together with all accrued and unpaid interest, if any, or the Conversion Amount, into a number of shares of our common stock equal to (x) the Conversion Amount divided by, as of the date of such conversion notice or other date of determination, the lesser of (i) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market on June 26, 2024 and (ii) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market during the 20 trading days immediately preceding the date of such conversion notice, subject to adjustment as provided in the terms of the ELOC Commitment Note.

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

The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our condensed consolidated statement of operations.  For the three and nine months ended September 30, 2024, the change in fair value of the derivative was $0.1 million.

As of September 30, 2024, 1.4 million shares of Common Stock have been sold under the ELOC Purchase Agreement for net proceeds of $4.4 million. Additionally, as a result of our sales of Common Stock pursuant to the ELOC Purchase Agreement, we redeemed 705 Series C Preferred Shares as of September 30, 2024 for an aggregate redemption price of $1.1 million pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock.

Note 8 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 480 - Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.

In July 2024, we completed two private placements of Series C Preferred Stock and July 2024 Warrants (Refer to Note 13, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details).  The July 2024 Warrants are exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and will have an exercise price of $4.11 per share, subject to customary adjustments. The July 2024 Warrants are considered a freestanding financial instrument as they are separable and legally detachable from the Series C Preferred Stock. The July 2024 Warrants have been classified as a liability in the Company’s condensed consolidated balance sheet because they include a put option election available to the holders that is contingently exercisable if the Company enters into a change of control transaction, or the Change of Control Put. If the Change of Control Put is exercised by the holder of a July 2024 Warrant, they may elect to receive cash as determined by the Black Scholes pricing model, based on terms and timing specified in the July 2024 Warrants. The potential for a cash settlement for the July 2024 Warrants is outside the control of the Company, and in accordance with U.S. GAAP, requires the July 2024 Warrants to be treated as financial liabilities measured at fair value through profit or loss.

The July 2024 warrants had an initial fair value of $10.8 million upon issuance. As of September 30, 2024, the change in the estimated fair value of the July 2024 warrants was $2.2 million and was recorded in the condensed consolidated statement of operation for the three and nine months ended September 30, 2024.

Note 9 – Senior Secured and Senior Unsecured Notes Payable

On June 25, 2024, we issued senior secured notes with an aggregate principal amount of $0.3 million. The maturity date of such notes was June 25, 2025, unless extended at the holder’s option in accordance with the terms of the notes. On June 28, 2024, we issued additional senior secured notes with an aggregate principal amount of $0.1 million. The maturity date of such notes was June 28, 2025, unless extended at the holder’s option in accordance with the terms of the notes.

We collectively refer to such senior secured notes due 2025 as the June Senior Secured Notes. The aggregate gross proceeds from the issuances of the June Senior Secured Notes were $0.35 million. The June Senior Secured Notes include a 15% original issue discount. The June Senior Secured Notes bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the June Senior Secured Notes) and such interest compounds each calendar month.

On July 3, 2024, we agreed to issue and sell to (i) an institutional investor an aggregate principal amount of $0.1 million in senior secured notes, or the July Secured Note, and (ii) an additional institutional investor an aggregate principal amount of $0.1 million in senior unsecured notes, or the July Unsecured Note, and together with the July Secured Note, the July 2024 Notes, for aggregate gross proceeds of $0.2 million. The July 2024 Notes include a 15% original issue discount and had a maturity date of July 3, 2025, unless extended at the holder’s option in accordance with the terms of the July 2024 Notes. The July 2024 Notes bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the applicable July 2024 Notes) and such interest will compound each calendar month. The interest rate will increase to 18% per annum upon the existence of an Event of Default (as defined in the applicable July 2024 Notes).

The July Secured Note was secured by first-priority security interests in all of our assets then presently existing, and constitutes a valid, first priority security interest in all of the assets that we later-acquire, as further defined in the July 2024 Secured Note.

Certain conversion and redemption features of the June Senior Secured Notes and the July 2024 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we elected the fair value option for the June Senior Secured Notes and the July 2024 Notes and recorded the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. The excess of the initial fair value of $0.4 million of the June Senior Secured Notes over the proceeds received of $0.35 million was recorded to other expense in the amount of $41,000 during the three months ended June 30, 2024. The excess of the initial fair value of $0.23 million of the July 2024 Notes over the proceeds received of $0.2 million was recorded to other expense in the amount of $27,000 during the three months ended September 30, 2024. We used the proceeds from our First PIPE to extinguish the June Senior Secured Notes and July 2024 Notes. Immediately prior to the extinguishment, the combined fair value of the June Senior Secured Notes and the July 2024 Notes was $0.7 million. We determined that the fair value of the instruments issued, which totaled $0.7 million, represents the fair value of the instruments extinguished, and therefore there was no gain or loss recognized on extinguishment. Refer to Note 13, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details. As of September 30, 2024, there are no June Senior Secured Notes or July 2024 Notes outstanding.

Note 10 – Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of September 30, 2024, the outstanding principal of the loan was $0.4 million.

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

Note 11 - Other Current Liabilities

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

Amendment No. 2 to the Amended and Restated License Agreement with Philip Morris USA for Aerosolization Technology

As a result of us not paying the $400,000 payable to PMUSA by July 1, 2024, PMUSA issued a notice of default to us dated July 17, 2024.  Such notice of default informed us that to avoid termination of the US License Agreement and a collection action via arbitration, we must pay the $400,000 by September 15, 2024.

We did not pay $400,000 to PMUSA by September 15, 2024 as specified in the notice of default.  Rather, on October 28, 2024, we entered into Amendment No. 2 to the License Agreement with PMUSA, or the Second PMUSA License Amendment, to further amend the PMUSA License Agreement. Pursuant to the Second PMUSA License Amendment, we agreed to pay PMUSA (i) $200,000 no later than October 29, 2024, or the PMUSA Initial Payment, and (ii) $200,000 no later than November 15, 2024, or the PMUSA Deferred Payment, plus interest on the PMUSA Deferred Payment at the rate of 18% per annum for the period beginning on July 2, 2024, and ending on the date of payment. In the event any balance on the PMUSA Deferred Payment (including accrued interest) remains unpaid after November 15, 2024, interest on such remaining balance will then accrue at the rate of 27% per annum until December 31, 2024 or the date of payment, whichever is earlier. In the event any balance (including accrued interest) on the PMUSA Deferred Payment remains unpaid after December 31, 2024, interest shall then accrue at the rate of 36% per annum on such balance until the date of payment.

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

Amendment No. 2 to the License Agreement with Philip Morris Products for Aerosolization Technology

We did not pay $325,000 to PMPSA by July 1 as required by the PMPSA License Amendment.  Rather, on July 31, 2024, we entered into Amendment No. 2 to the License Agreement with PMPSA, or the Second PMPSA License Amendment, to further amend the PMPSA License Agreement. Pursuant to the Second PMPSA License Amendment, we agreed to pay PMPSA (i) $200,000 no later than August 2, 2024, or the PMPSA Initial Payment, and (ii) $125,000 no later than November 15, 2024, or the PMPSA Deferred Payment, plus interest on the PMPSA Deferred Payment at the rate of 18% per annum for the period beginning on July 2, 2024, and ending on the date of payment. In the event any balance on the PMPSA Deferred Payment (including accrued interest) remains unpaid after November 15, 2024, interest on such remaining balance will then accrue at the rate of 27% per annum until December 31, 2024 or the date of payment, whichever is earlier. In the event any balance (including accrued interest) on the PMPSA Deferred Payment remains unpaid after December 31, 2024, interest shall then accrue at the rate of 36% per annum on such balance until the date of payment.

Accounting for the PMUSA and PMPSA Payments

We accounted for these payments as a recognized subsequent event for 2023 in accordance with applicable accounting guidance provided in ASC Topic 855, Subsequent Events. For the year ended December 31, 2023, we accrued $0.9 million for payments to PMUSA and PMPSA to be paid in 2024. During the first quarter of 2024, the PMUSA Upfront Payment and the PMPSA Upfront Payment were both paid. During the third quarter of 2024, the PMPSA Initial Payment was paid.  As of September 30, 2024, the remaining liability related to PMUSA and PMPSA is $0.5 million and is recorded in other current liabilities.  During October 2024, the PMUSA Initial Payment of $200,000 was paid.  The PMUSA Deferred Payment of $200,000 and the PMPSA Deferred Payment of $125,000 have not been paid as of November 25, 2024.

Note 12 – Restructured Debt Liability

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

The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment during the nine months ended September 30, 2024 consisting of the difference between the $15.0 million of the extinguished Milestone Payments and the consideration to Deerfield under the Exchange and Termination Agreement, which includes $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield.

Note 13 – Mezzanine Equity and Stockholders’ Equity

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

Additionally, we issued 161 Preferred Shares and 62,892 July 2024 Warrants as compensation for certain placement agent fees and expenses. We also reimbursed the lead buyer for certain fees and expenses of counsel in accordance with the terms of the First Purchase Agreement.

We agreed to seek stockholder approval for the issuance of all of the shares of our common stock issuable upon conversion of the Preferred Shares and exercise of the July 2024 Warrants in connection with the First PIPE in accordance with the rules and regulations of the Nasdaq Stock Market, which approval was obtained on September 24, 2024.

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

The Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock at a price below the then-applicable Preferred Conversion Price, as described in further detail in the Series C Certificate of Designation.

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

Related Party Participation

Our CEO and CMO each participated in the First PIPE, with Mr. Fraser making a $15,000 purchase to receive 19 shares of Series C Preferred Stock and 4,011 July 2024 Warrants and Dr. Simonson making a $10,000 purchase to receive 13 shares of Series C Preferred Stock and 2,674 July 2024 Warrants.  Neither Mr. Fraser nor Dr. Simonson have received any redemption payments or payments of accrued dividends, nor have they converted any shares of Series C Preferred Stock.

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

Additionally, we issued 30 Preferred Shares and 8,022 July 2024 Warrants as compensation for certain placement agent fees and expenses. We also reimbursed the lead buyer for certain fees and expenses of counsel in accordance with the terms of the Second Purchase Agreement.

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

Accounting for the First and Second Private Placements

The July 2024 Warrants are considered a freestanding financial instrument as they are separable and legally detachable from the Series C Preferred Stock. The July 2024 Warrants have been classified as a liability in the Company’s condensed consolidated balance sheet because they include a put option election available to the holders that is contingently exercisable if the Company enters into a change of control transaction, or the Change of Control Put. If the Change of Control Put is exercised by the holder of a July 2024 Warrant, they may elect to receive cash as determined by the Black Scholes pricing model, based on terms and timing specified in the July 2024 Warrants. The potential for a cash settlement for the July 2024 Warrants is outside the control of the Company, and in accordance with U.S. GAAP, requires the July 2024 Warrants to be treated as financial liabilities measured at fair value through profit or loss.

Net cash proceeds from the issuance of 4,255 Series C Convertible Preferred Stock and 909,094 July 2024 Warrants in the First Private Placement totaled $3.1 million, net of lead buyer reimbursements of $0.3 million. The net cash proceeds were allocated first to the July 2024 Warrants based on their fair value which totaled $2.6 million, and the remaining $0.5 million was allocated to the Series C Preferred Stock using the residual method of allocation. Net cash proceeds from the issuance of 1,250 Series C Convertible Preferred Stock and 267,380 July 2024 Warrants in the Second Private Placement totaled $975,000, net of lead buyer reimbursement of $25,000. The net cash proceeds were allocated first to the July 2024 Warrants based on their fair value which totaled $726,000, and the remaining $249,000 was allocated to the Series C Preferred Stock using the residual method of allocation. The Company accretes to Series C Preferred Stock against additional paid-in capital as a deemed dividend for the difference between the initial net carrying value and the full redemption price of $1,000 per share. The Company uses the effective interest method to calculate the accretion amount for each period.

Upon issuance of the Series C Preferred Stock, the Company was not solely in control of the redemption of the shares of Series C Preferred Stock as the Series C Preferred Stock has multiple redemption features that are outside of our control, including time-based maturity redemption and change of control redemption. Since the redemption of the Series C Preferred Stock was not solely in the control of the Company, the shares of Series C Preferred Stock are classified within mezzanine equity.

In connection with the First PIPE, we issued 2,080 shares of Series C Preferred Stock and 444,536 July 2024 Warrants for the cancellation and extinguishment of certain holders’ outstanding principal amount, conversion/exchange premiums and all accrued interest thereon under our Senior Convertible Notes with a net carrying value of $1.2 million. In addition, the associated derivative liability which had a fair value of $0.3 million was also extinguished. The fair value of the instruments issued were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above. The difference between the carrying value of the extinguished instruments and the fair value of the instruments issued totaling $1.5 million was $46,000 and recorded as gain on debt extinguishment.

In addition, we issued 966 shares of Series C Preferred Stock and 206,277 July 2024 Warrants for the cancellation and extinguishment of certain holders’ outstanding principal amount, conversion/exchange premiums and all accrued interest thereon under our June Senior Secured Notes, July Secured Note, and July Unsecured Note, which are carried at fair value. The Company determined that the fair value of the instruments issued, which totaled $0.7 million represents the fair value of the instruments extinguished, and therefore there was no gain or loss recognized on the extinguishment. The fair value of the instruments issued were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above.

Also in connection with the First PIPE, we issued 8,798 shares of Series C Preferred Stock and 1,880,724 July 2024 Warrants for the cancellation and extinguishment of 5,500 shares of the Series B Preferred Stock with a net carrying value of $7.0 million. The fair value of the instruments issued were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above. The difference of $0.6 million between the carrying value of the extinguished instruments totaling $7.0 million and the fair value of the instruments issued totaling $6.4 million was credited to retained earnings and adjusted to net loss per common share for the three and nine months ended September 30, 2024.

We incurred approximately $0.8 million of legal, placement and professional fees in connection with the First and Second PIPEs. In addition, we issued 191 Series C Preferred Shares and 70,914 July 2024 Warrants as compensation for certain placement agent fees and expenses. The fair value of the instruments issued for compensation were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above, which amounted to $0.2 million and were accounted for as issuance costs. The issuance costs totaling $1.1 million were allocated to all of the Series C Preferred Stock and July 2024 Warrants issued in the First and Second PIPEs based on their fair values and residual value. Issuance costs allocated to the July 2024 Warrants totaling $0.9 million were expensed immediately and issuance costs allocated to the Series C Preferred Stock totaling $0.2 million were recorded as a reduction of the net carrying value of the Series C Preferred Stock at inception as additional discount, which will be accreted against additional paid-in capital as a deemed dividend using the interest method.

Conversions and Redemptions of Series C Preferred Stock

During the three months ended September 30, 2024, 1,116 shares of Series C Convertible Preferred Stock and $55,000 of accrued and unpaid dividends were converted into 313,071 shares of common stock. Upon conversion, the carrying value of $154,000 of the Series C Preferred Stock was reclassified to common stock $0.001 par value and additional paid-in capital. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

During the three months ended September 30, 2024, 706 shares of Series C Convertible Preferred Stock were redeemed for $0.8 million in cash at their stated value per share of $1,000 plus a 20% premium in connection with the Equity Line Mandatory Redemption. In addition, $0.3 million was paid for accrued and unpaid dividends. The excess of the consideration paid over the carrying value of the Series C Preferred Stock redeemed was accounted for as a deemed dividend and resulted in an increase in net loss per common share during the three and nine months ended September 30, 2024.

Common Stock Purchase Agreement

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock.

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of Common Stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the three months ended September 30, 2024, we sold 1.4 million shares of Common Stock under the ELOC Purchase Agreement for gross proceeds of $4.4 million, $0.7 million of which is included in prepaid expenses and other assets as of September 30, 2024 for gross proceeds for sales made during the quarter for which we had not yet received the cash. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the three months ended September 30, 2024, we paid an aggregate redemption price of $1.1 million with $0.3 million applied to accrued and unpaid dividends and $0.8 million to redeem 705 Series C Preferred Shares.  During October 2024, we paid an additional aggregate redemption price related to ELOC Purchase Agreement sales during the quarter of $0.2 million with approximately $50,000 applied to accrued and unpaid dividends and $0.15 million to redeem 133 Series C Preferred Shares. Inclusive of the additional redemptions paid after quarter end, we received net proceeds from the shares sold under the ELOC Purchase Agreement of $3.1 million.

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

As of September 30, 2024, we have not recorded a liability or expense related to contingent consideration for future milestone payments to Varian, as the achievement of such milestones has not occurred and was not deemed probable.

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

As of September 30, 2024, there are no shares of Series B Preferred Stock outstanding. (See the section titled, Note 13 “Mezzanine Equity and Stockholders’ Equity - First Private Placement”).

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

During the nine months ended September 30, 2024, we sold 143,120 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

Note 14 – Stock-Based Compensation

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

A summary of activity under our long-term incentive plans is presented below:

(in whole numbers)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2024	15,400	$1,664.00
Reverse split adjustments - fractional share round ups	106	(91.91)
Forfeited or expired	(648)	2,044.85
Outstanding at September 30, 2024	14,858	$1,551.47	8.2

Vested and exercisable at September 30, 2024	7,286	$3,130.51	7.4

Vested and expected to vest at September 30, 2024	14,046	$1,561.94	8.1

(in whole numbers)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2024	8,180	$52.49
Reverse split adjustments - fractional share round ups	67	(0.42)
Vested	(140)	912.01
Forfeited	(228)	21.58
Outstanding at September 30, 2024	7,879	$37.68

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Research and development	$32	$93	$114	$280
General and administrative	55	212	321	692
Total	$86	$305	$434	$972

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

Note 15 – Licensing and Research Funding Agreements

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

As of September 30, 2024, we have not recorded a liability or expense related to contingent consideration for future milestone payments to Varian, as the achievement of such milestones has not occurred and was not deemed probable.

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

In consideration of MRI’s full performance of the Original Work Orders and cancellation of accrued expenses as described above, we agreed to, among other things, pay MRI $1.2 million in a series of scheduled payments through September 20, 2024, subject to the terms of the Amendment. If services were not completed by October 31, 2024, the parties agreed that MRI would continue its services until fully completed with no further compensation. In case of delayed payments, we agreed to pay MRI interest on any overdue amount from the due date until the date paid in full at a rate equal to 18% per annum. If the SEISMiC Extension study and the SEISMiC C Study are terminated prior to September 20, 2024, then the next payment due after termination will be made to MRI and remaining payments that would have become due automatically become no longer payable.

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

As of September 30, 2024, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

Note 16 – Income Taxes

During the three and nine months ended September 30, 2024, we recorded an income tax benefit of $0.2 million and income tax expense of $0.1 million, respectively, related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 12 – Restructured Debt Liability”).

We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets, which primarily consist of net operating losses, or NOLs. We considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets within United States jurisdiction. As such, we recorded a full valuation allowance against net deferred tax assets as of September 30, 2024 and December 31, 2023, for deferred taxes in the United States. We still have a net deferred tax liability related to our foreign operations.

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

Note 17 – Subsequent Events

ELOC Purchase Agreement and Redemption of Series C Preferred Stock

Subsequent to September 30, 2024 and through November 21, 2024, we sold an additional 4.3 million shares of Common Stock under the ELOC Purchase Agreement for gross proceeds of $3.4 million. From these proceeds we paid $0.1 million for accrued and unpaid dividends and an additional $0.9 million to redeem 794 Series C Preferred Shares as of November 21, 2024 for an aggregate redemption price of $1.0 million.

Conversions of Series C Preferred Stock

Subsequent to September 30, 2024 and through November 21, 2024, 3,104 shares of Series C Convertible Preferred Stock were converted into 2,322,875 shares of common stock.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled “Forward-Looking Statements” and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission, or SEC, on April 16, 2024, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and the three and six months ended June 30, 2024 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

Our lead product candidate, istaroxime, is a first-in-class, dual-acting agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in three Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we have initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2025. An unblinded review of the data from the first 20 subjects is planned to take place in early Q2 2025. Our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

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

We have incurred net losses since inception. Our net loss was $2.7 million and $4.6 million, respectively, for the three and nine months ended September 30, 2024. Included in net loss for the nine months ended September 30, 2024 is $7.5 million of non-cash R&D expense related to costs in connection with the Varian asset acquisition and a $14.6 million gain on debt extinguishment. For the three and nine months ended September 30, 2023, our net loss was $4.4 million and $15.1 million, respectively. Included in our net loss for the nine months ended September 30, 2023 is a $3.1 million loss on impairment of goodwill. As of September 30, 2024, we had an accumulated deficit of $848.8 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

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

In September 2024, we announced positive topline results from our SEISMiC Extension study which enrolled 30 patients with SCAI Stage B cardiogenic shock and demonstrated significant improvement in systolic blood pressure and cardiac function as well as improving pulmonary congestion and renal function. This study evaluated lower doses and longer duration of dosing than in previous studies. These data were presented at the Heart Failure Society of America meeting in September 2024. This study contributed to optimizing the istaroxime dosing regimen and extended the favorable safety and tolerability profile for the istaroxime program. Multiple secondary endpoints supported the positive outcome on the primary endpoint of systolic blood pressure AUC over the first 6 hours of study drug infusion. These included assessments from invasive hemodynamics (from a pulmonary artery catheter), echocardiography and Holter monitoring. The most commonly reported adverse events were gastrointestinal (nausea and vomiting) and infusion site discomfort, both known to occur with istaroxime administration from previous clinical trials. Additionally, we have initiated enrollment for the SEISMiC C study, which is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in late 2025. An unblinded review of data from the first 20 subjects is planned to take place in early Q2 2025. We believe that the SEISMiC Extension and SEISMiC C studies will further characterize the effects associated with SERCA2a activation and will support our clinical and regulatory strategy for istaroxime. We currently do not have sufficient capital to fully complete the SEISMiC C clinical trial and will need to secure adequate resourcing for the study through financing efforts or business development activities.

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

As described above, on April 19, 2024, we effected a reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1 post-split share for every 18 pre-split shares. On May 6, 2024, we received written confirmation from Nasdaq notifying us that we had regained compliance with Rule 5550(a)(2). There can be no assurances that we will maintain compliance with the Nasdaq listing rules, including Rule 5550(a)(2).

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

Intangible Assets and Goodwill

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and nine months ended September 30, 2024, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination and is not amortized. It is reviewed for impairment at least annually or when events or changes in the business environment indicate that its carrying value may be impaired.

During each of the first and second quarters of 2023, the continued declining trend in the closing share price of our common stock suggested that the fair value of our reporting unit was more likely than not less than its carrying value. Based on an interim goodwill impairment tests, we determined that the fair value of our reporting unit was more likely than not less than its carrying value. As a result, we recorded a loss on impairment of goodwill of $0.5 million in the first quarter of 2023 and an additional loss of $2.6 million, representing the remaining balance of goodwill, in the second quarter of 2023. For the nine months ended September 30, 2023, the aggregate loss on impairment of goodwill is $3.1 million, recognized within operating expenses in our condensed consolidated statements of operations. As of June 30, 2023, goodwill was written down to zero on our condensed consolidated balances sheet. As of September 30, 2024 and December 31, 2023, goodwill was zero on our condensed consolidated balance sheet.

The following table represents identifiable intangible assets as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	2,910	2,910
Intangible assets	25,250	25,250

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months EndedSeptember 30, 2024 and 2023

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2024	2023	Change	2024	2023	Change

Expenses:
Research and development	$1,968	$2,110	$(142)	$14,084	$5,288	$8,796
General and administrative	2,773	2,580	193	6,514	7,292	(778)
Loss on impairment of goodwill	-	-	-	-	3,058	(3,058)
Total operating expenses	4,741	4,690	51	20,598	15,638	4,960
Operating loss	(4,741)	(4,690)	(51)	(20,598)	(15,638)	(4,960)

Other income (expense):
Gain on debt extinguishment	71	-	71	14,591	-	14,591
Change in fair value of common stock warrant liability	2,166	-	2,166	2,166	-	2,166
Interest income	12	112	(100)	62	264	(202)
Interest expense	(51)	(13)	(38)	(174)	(38)	(136)
Other (expense) income, net	(446)	166	(612)	(530)	275	(805)
Total other income, net	1,752	265	1,487	16,115	501	15,614

Loss before income taxes	(2,989)	(4,425)	1,436	(4,483)	(15,137)	10,654
Income tax benefit (expense)	240	-	240	(71)	-	(71)
Net loss	$(2,749)	$(4,425)	$1,676	$(4,554)	$(15,137)	$10,583

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, contract manufacturing organizations, contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical, and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) rents and utilities; (iv) stock-based compensation; (v) depreciation; and (vi) other. We expect that our research and development expenses related to the istaroxime – cardiogenic shock program will continue to increase to the extent that we continue the SEISMiC C study in patients with more severe SCAI Stage C cardiogenic shock. We currently do not have sufficient capital to fully complete these clinical trials. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)

Acquired IPR&D from Varian asset purchase	$-	$-	$-	$7,495	$-	$7,495

Istaroxime – cardiogenic shock program	1,254	1,264	(10)	4,413	2,305	2,108
Istaroxime – AHF	25	17	8	25	9	16
KL4 surfactant	-	-	-	-	(34)	34
Total direct clinical and preclinical programs	1,279	1,281	(2)	4,438	2,280	2,158

Product development and manufacturing	221	249	(28)	660	735	(75)
Clinical, medical, and regulatory operations	468	580	(112)	1,491	2,273	(782)
Total research and development expenses	$1,968	$2,110	$(142)	$14,084	$5,288	$8,796

For the nine months ended September 30, 2024, research and development expenses include non-cash charges of $7.5 million associated with the acquired IPR&D related to the Asset Purchase Agreement with Varian (See the section titled, “Note 13 - Mezzanine Equity and Stockholders' Equity - Asset Purchase Agreement with Varian Biopharmaceuticals”).

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

Total direct clinical and preclinical programs expenses were comparable for the three months ended September 30, 2024 and increased $2.2 million for the nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to costs related to the istaroxime – cardiogenic shock program as described below.

Istaroxime – cardiogenic shock program costs were comparable for the three months ended September 30, 2024 and increased $2.1 million for the nine months ended September 30, 2024 compared to the same periods in 2023 due to (i) the timing of the trial execution costs for the SEISMiC Extension study, which began enrollment in the fourth quarter of 2023 and (ii) the start-up procedures for the SEISMiC C study in patients with more severe SCAI Stage C cardiogenic shock.

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

Product development and manufacturing expenses for the three and nine months ended September 30, 2024 are comparable to the same periods in 2023.

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

Clinical, medical, and regulatory operations expenses decreased $0.1 million for the three months ended September 30, 2024 compared to the same period in 2023 due to a decrease of $0.1 million in non-cash stock-based compensation expense.

Clinical, medical, and regulatory operations expenses decreased $0.8 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to (i) a decrease of $0.7 million in personnel costs; and (ii) a decrease of $0.1 million in non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses increased $0.2 million for the three months ended September 30, 2024 compared to the same period in 2023 due to (i) an increase of $0.9 million in professional fees, primarily related to costs associated with the First and Second PIPEs that were allocated to the July 2024 Warrants and expensed immediately; partially offset by (ii) a decrease of $0.4 million in severance costs; (iii) a decrease of $0.2 million in non-cash stock-based compensation expense; and (iv) a decrease of $0.1 million in insurance costs.

General and administrative expenses decreased $0.8 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to (i) a decrease of $0.4 million in personnel costs; (ii) a decrease of $0.4 million in severance costs; (iii) a decrease of $0.4 million in non-cash stock-based compensation expense; and (iv) a decrease of $0.3 million in insurance costs; partially offset by (v) an increase of $0.7 million in professional fees, primarily related to costs associated with the First and Second PIPEs that were allocated to the July 2024 Warrants and expensed immediately.

Other (Expense) Income, Net

On January 24, 2024, we and affiliates of Deerfield Management Company L.P., or Deerfield, entered into an Exchange and Termination Agreement, or the Exchange and Termination Agreement, wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 33,793 shares of our common stock, par value $0.001 per share (See the section titled, “Note 12 - Restructured Debt Liability”). This transaction was accounted for as an extinguishment of debt in accordance with ASC 470, Debt-Modifications and Extinguishments, and as a result, we recognized a $14.5 million non-cash gain on debt extinguishment.

Change in fair value of common stock warrant liability relates to the change in fair value of the July 2024 Warrants, which are classified as a liability on our condensed consolidated balance sheet and are recorded at fair value at the end of each period.  The July 2024 warrants had an initial fair value of $10.8 million upon issuance. As of September 30, 2024, the change in the estimated fair value of the July 2024 warrants was $2.2 million.  For further details, refer to "Note 8 - Common Stock Warrant Liability."

Interest income relates to interest on our money market account for the three and nine months ended September 30, 2024 and 2023.

For the three and nine months ended September 30, 2024, interest expense consists primarily of interest expense associated with the amortization of the issuance costs and the debt discount related to our senior convertible notes payable. For the three and nine months ended September 30, 2023, interest expense consists of interest expense associated with our notes payable.

For the three and nine months ended September 30, 2024, Total other income, net primarily consists of initial recognition and remeasurement changes in the fair value of derivative liabilities associated with our senior convertible notes payable and our ELOC commitment note, partially offset by net loss on foreign currency translation. For the three and nine months ended September 30, 2023, other (expense) income, net primarily consists of net loss on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

Income Tax Expense

During the three and nine months ended September 30, 2024, we recorded income tax benefit of $0.2 million and income tax expense of $0.1 million, respectively, related to the tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 12 – Restructured Debt Liability”). For the three and nine months ended September 30, 2023, there was no income tax expense due to losses incurred and forecasted for 2023 as well as a full valuation allowance against deferred tax assets.

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

We have incurred net losses since inception. Our net loss was $2.7 million and $4.6 million, respectively, for the three and nine months ended September 30, 2024. Included in our net loss for the three and nine months ended September 30, 2024 is $2.2 million related to the change in fair value of our common stock warrant liability. Also included in our net loss for the nine months ended September 30, 2024 is $7.5 million of non-cash R&D expense related to costs in connection with the Varian asset acquisition and a $14.6 million gain on debt extinguishment. For the three and nine months ended September 30, 2023, our net loss was $4.4 million and $15.1 million, respectively. Included in our net loss for the three and nine months ended September 30, 2023 is a $3.1 million loss on impairment of goodwill (See the section titled, “Note 4 – Summary of Significant Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of September 30, 2024, we had an accumulated deficit of $848.8 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into a Common Stock Purchase Agreement, or the ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. For the three months ended September 30, 2024, we sold 1.4 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $3.1 million following mandatory redemption payments on our Series C Preferred Stock (See the section titled, “Note 13 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details). In addition, in July 2024, we completed two private placement transactions for aggregate gross proceeds of approximately $13.9 million, which consists of approximately $4.4 million of new funding and a $9.5 million payment through the full cancellation and extinguishment of certain holders outstanding senior notes, including secured notes, and shares of our Series B Convertible Preferred Stock.  Net proceeds related to these private placements was $2.3 million (See the section titled, “Note 13 - Mezzanine Equity and Stockholders' Equity - First Private Placement and Second Private Placements” for further details).

As of September 30, 2024, we had cash and cash equivalents of $2.3 million and current liabilities of $14.4 million,

which includes an $8.6 million warrant liability. Included in prepaid expenses and other assets as of September 30, 2024 is $0.7 million in receivables related to ELOC Purchase Agreement gross proceeds for sales made during the quarter for which we had not yet received the cash payment.  The related net proceeds after the additional redemption of the Series C Preferred Stock was $0.5 million.  In addition, subsequent to September 30, 2024 and through November 22, 2024, we sold an additional 4.3 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $2.4 million following mandatory redemption payments on our Series C Preferred Stock. Following these financings, we believe that we have sufficient resources available to fund our business operations through January 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Cash flows for the nine months ended September 30, 2024 consists primarily of $11.7 million of net cash used in operating activities and $9.6 million of net cash provided by financing activities. Cash flows for the nine months ended September 30, 2023 consist of $9.9 million of net cash used in operating activities and $11.1 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $11.7 million for the nine months ended September 30, 2024 and consisted primarily of (i) a net loss of $4.6 million; (ii) a $14.6 million gain on debt extinguishment; (iii) an unrealized gain on foreign exchange rate changes of $0.2 million; (iv) $2.0 million related to changes in fair value;  partially offset (v) $7.4 million in non-cash IPR&D costs in connection with the Asset Purchase Agreement with Varian; (vi) changes in operating assets and liabilities of $0.6 million; (vii) $0.6 million non-cash expense related to the fair value of the ELOC commitment note and the related derivative liability; (viii) non-cash stock-based compensation of $0.4 million; (ix) non-cash expense of $0.2 million related to equity consideration for services; and (x) depreciation and non-cash amortization of right-of-use assets, debt discounts, and debt amortization of $0.5 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2023 and consisted primarily of (i) a net loss of $15.1 million; and (ii) an unrealized gain on foreign exchange rate changes of $0.3 million; partially offset by (iii) a non-cash loss on impairment of goodwill of $3.1 million; (iv) changes in operating assets and liabilities of $1.1 million; (v) non-cash stock-based compensation of $1.1 million; and (vi) depreciation and non-cash amortization of right-of-use assets of $0.4 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $9.6 million and includes (i) $4.4 million of net proceeds related to the ELOC Purchase Agreement; (ii) $3.9 million in net proceeds from private placements; (iii) $1.4 million in net proceeds from the 2023 ATM Program; (iv) $1.3 million in net proceeds from convertible notes; (v) $0.6 million in net proceeds from senior secured and senior unsecured notes; partially offset by (vi) $0.8 million for redemptions of Series C preferred stock; (vii) $0.3 million for cash dividends on Series C Preferred Stock; (viii) $0.3 million of principal payments on loans payable; (ix) $0.2 million in payments related to the debt extinguishment; (x) $0.2 million in principal payments for senior convertible notes; and (xi) $0.1 million in issuance costs for the Series B Preferred Stock.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $11.1 million and includes (i) $10.8 million in net proceeds from the April 2023 public offering; and (ii) $0.8 million in proceeds from the exercise of common stock warrants, net of expenses; partially offset by (iii) $0.6 million of principal payments on loans payable.

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Offerings

Historically, we have funded, and expect that we will continue to fund, our business operations through various sources, including financings in the form of common stock offerings.

Common Stock Purchase Agreement

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock.

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of Common Stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the three months ended September 30, 2024, we sold 1.4 million shares of Common Stock under the ELOC Purchase Agreement for gross proceeds of $4.4 million, $0.7 million of which is included in prepaid expenses and other assets as of September 30, 2024 for gross proceeds for sales made during the quarter for which we had not yet received the cash. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the three months ended September 30, 2024, we paid an aggregate redemption price of $1.1 million with $0.3 million applied to accrued and unpaid dividends and $0.8 million to redeem 705 Series C Preferred Shares.  During October 2024, we paid an additional aggregate redemption price related to ELOC Purchase Agreement sales during the quarter of $0.2 million with approximately $50,000 applied to accrued and unpaid dividends and $0.15 million to redeem 133 Series C Preferred Shares. Inclusive of the additional redemptions paid after quarter end, we received net proceeds from the shares sold under the ELOC Purchase Agreement of $3.1 million.

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

During the nine months ended September 30, 2024, we sold 143,120 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of September 30, 2024, the outstanding principal of the loan was $0.4 million.

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

Supplementary Disclosure of Non-Cash Activity

During the first quarter of 2024, we and Deerfield entered into the Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 33,793 shares of our common stock. The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment during the three months ended September 30, 2024 consisting of the difference between the $15.0 million of the extinguished milestone payments and the consideration to Deerfield of $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield (See the section titled, “Note 12 - Restructured Debt Liability”).

During the first quarter of 2023, we entered into amendments to the January 2023 Existing Warrants and the February 2023 Existing Warrants which were accounted for as “Equity Issuance” classification modifications under the guidance of ASU 2021-04. The total fair value of the consideration of each of the modifications includes the incremental fair value of the January 2023 Existing Warrants and the February 2023 Existing Warrants, respectively (determined by comparing the fair value immediately prior to and immediately after the modification), and the initial fair value of the January 2023 New Warrants and the February 2023 New Warrants, respectively. The fair values were calculated using the Black-Scholes model. We determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants, was $1.2 million, and that the total fair value of the consideration related to the modification of the February 2023 Existing Warrants, including the initial fair value of the February 2023 New Warrants, was $0.3 million (See the section titled, “Note 13 - Mezzanine Equity and Stockholders' Equity”).

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2024 or 2023 or during the periods then ended.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.      Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by risk factors included in our Quarterly Reports on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 or our Quarterly Reports on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We do not have sufficient resources available to fund our business beyond January 2025. To increase our cash runway, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding, or that such funding will be available on terms acceptable to us, to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require.

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

If we fail to raise sufficient capital, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to our existing equity line of credit, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. These conditions raise substantial doubt regarding our ability to continue as a going concern.

As a result of our failure to timely file this Quarterly Report with the SEC, we are currently ineligible to file new registration statements on Form S-3, which may impair our ability to raise capital in a timely manner or at all.

Because we were unable to file this Quarterly Report with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until no earlier than December 1, 2025. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, including for purposes of raising capital or permitting the resale of privately placed securities, we will be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our liquidity and financial condition. We will also need to file a post-effective amendment on Form S-1 to convert our previous Form S-3 registration statement with respect to resales of securities into a Form S-1, which may be reviewed and will need to be declared effective by the SEC.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.      EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report on Form 10-Q. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

4.1	Certificate of Designations of Series C Preferred Stock.	Incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024.

4.2	Form of Common Stock Warrant issued in the Company’s private placement on July 18, 2024.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024.

4.3	Form of Common Stock Warrant issued in the Company’s private placement on July 26, 2024.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 29, 2024.

10.1	Form of Securities Purchase Agreement by and between Windtree and the Buyer named therein.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024.

10.2	Form of Registration Rights Agreement by and between Windtree and the Buyer named therein.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024.

10.3	Form of Securities Purchase Agreement, dated July 26, 2024, by and between Windtree and the Buyer named therein.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 29, 2024.

10.4	Form of Registration Rights Agreement, dated July 29, 2024, by and between Windtree and the Buyer named therein.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 29, 2024.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023, (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and September 30, 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: November 26, 2024	By: /s/ Craig E. Fraser
Craig E. Fraser
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2024	By: /s/ Jamie McAndrew
Jamie McAndrew
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)