Form 10-K
period 2024-12-31
WINDTREE THERAPEUTICS INC /DE/
filed 2025-04-15
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 28, 2024 the aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.9 million (based on the closing price on The Nasdaq Capital Market on that date). In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

As of April 15, 2025, there were 3,555,953 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

WINDTREE THERAPEUTICS, INC.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

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

Risks Related to Our Finances and Capital Requirements

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

●	We could be adversely affected by any interruption, including from breaches in cybersecurity, in our ability to conduct business at our current location; and

●	We may change or diversify the nature of our business, exposing us to new risks.

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

●	The market price of our common stock may be highly volatile, and investors may not be able to resell their shares at or above the price at which they purchase them;

●	The Series C Certificate of Designation and certain warrants issued in July 2024, or the July 2024 Warrants, each contain anti-dilution provisions that may result in the reduction of the conversion price of the Series C Preferred Stock and exercise price of the July 2024 Warrants. These features may increase the number of shares of our common stock issuable upon conversion of the Series C Preferred Stock and the exercise of the July 2024 Warrants;

●	The Series C Preferred Stock have a liquidation preference senior to our common stock; and

●	Under the terms of the PIPE Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including such terms as “anticipates,” “believes,” “contemplates,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” or “will” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

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

●

economic uncertainty resulting from geopolitical instability, including the ongoing conflict between Russia and Ukraine, the People’s Republic of China and the Republic of China (Taiwan), and the Middle East, including any escalation or expansion; and

●	other risks and uncertainties, including those described under the caption “Risk Factors” in this Annual Report on Form 10-K.

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

In addition, in January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while the Company continues to progress its cardiovascular and oncology development pipeline. The Company will seek acquisition targets to achieve the Company’s new corporate strategy. We believe there is an opportunity in the market: the acquisition of small companies with FDA-approved products from the many small biotech companies that struggle to maximize their commercialization potential. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries with FDA-approved products. The Company’s management team has commercialization expertise in both large pharmaceutical and small biotech companies across multiple therapeutic areas, potentially enabling them to leverage synergies and optimize commercial performance across future subsidiaries. The Company will seek to use equity to acquire subsidiaries. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we have initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in Q1 2026. An unblinded review of the data from the first 20 subjects is planned to take place in Q3 2025. Our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

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

Completed clinical study in 60 patients; announced positive topline data results in April 2022. Completed the SEISMiC Extension study during the third quarter of 2024, which enrolled 30 subjects with SCAI Stage B cardiogenic shock. Initiated enrollment in a study of istaroxime in more severe SCAI Stage C cardiogenic shock with an unblinded review of the data readout after 20 patients are enrolled, anticipated in Q3 2025.

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

In September 2024, we announced positive topline results from our SEISMiC Extension study which enrolled 30 patients with SCAI Stage B cardiogenic shock and demonstrated significant improvement in systolic blood pressure and cardiac function as well as improving pulmonary congestion and renal function. This study evaluated lower doses and longer duration of dosing than in previous studies. These data were presented at the Heart Failure Society of America meeting in September 2024. This study contributed to optimizing the istaroxime dosing regimen and extended the favorable safety and tolerability profile for the istaroxime program. Multiple secondary endpoints supported the positive outcome on the primary endpoint of systolic blood pressure AUC over the first six hours of study drug infusion. These included assessments from invasive hemodynamics (from a pulmonary artery catheter), echocardiography and Holter monitoring. The most commonly reported adverse events were gastrointestinal (nausea and vomiting) and infusion site discomfort, both known to occur with istaroxime administration from previous clinical trials. Additionally, we have initiated enrollment for the SEISMiC C study, which is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in Q1 2026. An unblinded review of data from the first 20 subjects is planned to take place in Q3 2025. We believe that the SEISMiC Extension and SEISMiC C studies will further characterize the effects associated with SERCA2a activation and will support our clinical and regulatory strategy for istaroxime. We currently do not have sufficient capital to fully complete the SEISMiC C clinical trial and will need to secure adequate resourcing for the study through financing efforts or business development activities.

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

Istaroxime (AHF)

In 2019, we announced topline results of a successful Phase 2b clinical trial of istaroxime in AHF in which the primary endpoint of cardiac function, E/e’ ratio (echocardiographic assessment reflecting changes in pulmonary capillary wedge pressure, or PCWP, or left ventricular filing pressure) as well as other important parameters were significantly improved. Istaroxime has been granted Fast Track designation by the FDA for the treatment of AHF. In April 2020, at the American College of Cardiology 2020 meeting, a new subset analysis from a Phase 2b study of istaroxime in patients hospitalized with AHF was presented. This post-hoc analysis characterized the responses to istaroxime between Caucasian and Asian patients. The analysis demonstrated that the dose of 0.5 µg/kg/min produced a similar response on E/e’ and stroke volume index in the two regions studied.

Istaroxime represents a novel approach to the treatment of AHF. It has a dual mechanism of action to improve cardiovascular physiology. Current therapy for heart failure in the hospital typically includes intravenous diuretics and, if the blood pressure is low, supportive therapy with inotropes and/or vasopressers. Inotropes and vasopressers are often associated with adverse effects such as hypotension, arrhythmias and, in some cases, increased mortality. These drugs are used only if needed to support blood pressure and cardiac function. We believe that istaroxime, if approved, may have the potential to address unmet medical needs of these patients by improving cardiac function and management of fluid accumulation that contributes to heart failure symptoms with a potentially differentiated safety profile from current AHF therapies, including a potential reduction in complications and improvement of other clinical outcomes.

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

SERCA2a Activators – Preclinical Oral, Chronic and AHF Product Candidates

We are pursuing several early exploratory research programs to assess potential product candidates, including oral and intravenous dual mechanism or selective SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements, or other strategic opportunities. Additionally, the USPTO has issued U.S. Patent No. 11,730,746 covering our dual mechanism SERCA2a activators. The new composition of matter patent provides patent protection through late 2039. Further, the European Patent Office has granted Patent No. 3805243, providing composition of matter patent coverage for the pure SERCA2a Activator class of drug candidates. The pure SERCA2a Activators are one of two families of preclinical drug candidates that act on SERCA2a in the Company’s pipeline. The pure SERCA2a Activators are devoid of action on the Na+/K+ pump while activating SERCA2a. The new European patent provides patent protection until October 9, 2039 for the family of compounds with the pure SERCA2a mechanism of action.

Istaroxime is the first example of a dual acting agent with SERCA2a activation. We also have two families of follow-on compounds in early development. The first are those endowed with the same dual-mechanism of action as istaroxime, which may include potential oral bioavailability for chronic use, and the second family are those with only SERCA2a stimulatory activity. We believe that these programs represent a heart failure platform that has already provided new, novel intellectual property and additional potential opportunities that may extend into the out-patient, chronic heart failure market.

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

Our Strategy

We intend to generate revenue through the acquisitions of small companies and their FDA-approved products while also maximizing the value of our product candidates and proprietary technologies. Our strategy to achieve this goal includes plans to:

●	Generate revenue through the acquisitions of small companies and their FDA-approved products. In January 2025, we announced the launch of a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while we continue to progress our cardiovascular and oncology development pipeline. We intend to seek acquisition targets to achieve this corporate strategy. We believe there is an opportunity in the market to acquire small companies with FDA-approved products from the many small biotech companies that struggle to maximize their commercialization potential. Our management team has commercialization expertise in both large pharmaceutical and small biotech companies across multiple therapeutic areas, potentially enabling them to leverage synergies and optimize commercial performance across future subsidiaries. We will seek to use equity to acquire subsidiaries;

●

Continue to study istaroxime for cardiogenic shock and, if the drug demonstrates adequate potential to raise blood pressure and improve cardiac function with an acceptable safety profile, obtain further partnerships to support the late-stage development of an indication in cardiogenic shock. In March 2022, we completed a 60-patient Phase 2 clinical trial in early cardiogenic shock. In April 2022, we announced positive topline results with istaroxime in raising SBP. In September 2024, we announced positive topline results from our SEISMiC Extension study which enrolled 30 patients with SCAI Stage B cardiogenic shock and demonstrated significant improvement in systolic blood pressure and cardiac function as well as improving pulmonary congestion and renal function. This study evaluated lower doses and longer duration of dosing than in previous studies. Additionally, we have initiated enrollment for the SEISMiC C study, which is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in Q1 2026. An unblinded review of data from the first 20 subjects is planned to take place in Q3 2025;

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

●	Advance development of our aPKCi platform through IND-enablement and into human testing. Our initial focus is on the topical formulation being developed for cutaneous malignancies. We intend to further refine the full development strategy and plan in 2025 by matching preclinical data, key product candidate attributes, scientific rationale and market opportunities to help determine what we would believe to be the optimal development path and tumor type program focus; and

●	Enhance our product portfolio and leverage our depth of experience in clinical development and commercialization, we plan to pursue a focused business development agenda directed towards enhancing our current offerings and identifying additional product candidates that enhance our portfolio and provide more opportunity to grow value and diversify risk. The strategic focus is on areas that fit our market focus (specialty critical, acute care and/or orphan designation), fit our scale for development and cost structure and leverage our therapeutic area and other competencies such as clinical-stage development.

In addition, our board and management are considering changing or diversifying the nature of our business and pursuing other sectors that are more likely to produce revenue generating opportunities in the near future than our current business, either in addition to or instead of our existing biotechnology business. The reason for the board and management’s consideration of a change in business is a result of various factors, such as changes in market conditions, customer demand, regulatory environment, competitive landscape, availability of financing and strategic alternatives. We have not made any decisions relating to a change or expansion in the nature of our business, as well opportunities management and the board of directors believe are available to, and in the best interest of, the Company.

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

In September 2024, we reported the results of the SEISMiC Extension study in a population of SCAI Stage B cardiogenic shock very similar to that studied in SEISMiC. This study was a Phase 2 international randomized double-blind placebo-controlled study to assess the effect of istaroxime in patients with early cardiogenic shock due to heart failure. This study included 30 patients (2:1 randomization istaroxime to placebo). Study drug was infused for up to 60 hours. Two istaroxime target doses were utilized in the active treatment arm, with approximately half of the patients receiving 1.0 µg/kg/min for six hours followed by 0.5 µg/kg/min for 42 hours followed by 0.25 µg/kg/min for 12 hours and approximately half of the patients receiving 0.5 µg/kg/min for 48 hours. The primary endpoint was the change in SBP over six hours after initiating the infusion. Secondary endpoints included invasive hemodynamic measures from a pulmonary artery catheter, assessment of renal function and measures associated with safety and tolerability. In September 2024, we announced positive topline results with istaroxime in raising SBP. The data was presented at the Heart Failure Society of America Scientific Meeting in September 2024 and at the 3CT meeting in December 2024.

The results of these studies in early cardiogenic shock due to heart failure confirmed and extended the profile of istaroxime in decompensated heart failure and provided valuable information to advance the program in shock and AHF.

AHF

Istaroxime has been evaluated in six clinical trials assessing various doses in more than 300 subjects, including two AHF Phase 2 clinical trials. In a Phase 2a randomized, double-blind, placebo-controlled, dose-escalation clinical trial, three doses of istaroxime were evaluated in a study of 120 hospitalized patients (approximately 30 patients per cohort) with AHF and reduced left ventricular ejection fraction. The three doses of istaroxime were administered intravenously over six hours. In this clinical trial, the primary endpoint of lowering of PCWP was significantly improved in all three doses relative to placebo, and certain secondary hemodynamic endpoints (increased SBP and decreased heart rate) also improved. The main side effects were vomiting (7.9%) and pain at the infusion site (5.6%); one severe adverse event of ventricular tachycardia was observed. The favorable effects on PCWP, blood pressure and heart rate provided the basis for moving the program forward into a Phase clinical 2b trial and for selecting the doses to study.

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

We intend to further refine the full development strategy and in 2025, we intend to analyze our optimal development path and tumor type program focus by assessing preclinical data, key product candidate attributes, scientific rationale and market opportunities.

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

Material Licenses and Collaborations

License, Development and Commercialization Agreement with Lee’s Pharmaceutical (HK) Ltd.

On January 12, 2024, we entered into a License, Development and Commercialization Agreement with Lee’s (HK) effective as of January 7, 2024, or the Lee’s (HK) License Agreement. Under the Lee’s (HK) License Agreement, we granted an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute and otherwise commercialize products that incorporate istaroxime for intravenous administration, rostafuroxin for oral administration, and our proprietary dual-mechanism SERCA2a activators for intravenous or oral administration, in each case for the prevention, mitigation and/or treatment of any disease, disorder or condition in humans including acute decompensated heart failure, cardiogenic shock, and chronic use following discharge of an individual hospitalized for acute decompensated heart failure in the Greater China region (See the section titled, “Note 18 – Related Party Transactions”).

Amended and Restated License, Development and Commercialization Agreement with Lee’s Pharmaceutical (HK) Ltd. and Zhaoke Pharmaceutical (Hefei) Co. Ltd.

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK) and Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee” and each of which is an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s Holdings. The A&R License Agreement amends, restates and supersedes the License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended, or the Original License Agreement. The Original License Agreement previously granted Lee’s (HK) an exclusive license to develop, market and sell non-aerosolized KL4 surfactant for the treatment of human diseases and aerosolized KL4 surfactant (including AEROSURF, our investigative combination drug/device product) for the treatment of human respiratory diseases, in each case in Greater China, Japan, South Korea and certain other Southeast Asia countries. Under the A&R License Agreement, we granted to Licensee an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute, and otherwise commercialize our KL4 surfactant products, including SURFAXIN®, the lyophilized dosage form of SURFAXIN, and aerosolized KL4 surfactant, in each case for the prevention, mitigation, and/or treatment of any respiratory disease, disorder, or condition in humans worldwide, except for Andorra, Greece, and Italy (including the Republic of San Marino and Vatican City), Portugal, and Spain, or the Licensed Territory, which countries are currently exclusively licensed to Laboratorios Del Dr. Esteve, S.A., or Esteve . If and when the exclusive license granted to Esteve terminates as to any country, such country automatically becomes part of the Licensed Territory of Licensee.

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

The term of the A&R License Agreement will continue on a country-by-country basis for the commercial life of the products. Either party may terminate the A&R License Agreement in the event of bankruptcy or a material breach of the A&R License Agreement by the other party that remains uncured for a period of 60 days (or within 30 days after delivery of a Default Notice (as defined in the A&R License Agreement) if such material breach is solely based on the breaching party’s failure to pay amount due under the A&R License Agreement). At any time after the second anniversary of the A&R License Agreement, Licensee may terminate the A&R License Agreement in its entirety or on a product-by-product basis. In addition, either party may terminate the A&R License Agreement with respect to any individual product in a country if a regulatory authority in such country terminates, suspends or discontinues development of such product and such termination, suspension or discontinuance persists for a period in excess of 18 months. Upon termination of the A&R License Agreement in its entirety or with respect to a particular product or country, generally all related rights and licenses granted to Licensee will terminate, all rights under our technology will revert to us, and Licensee will cease all use of our technology, in each case in relation to the terminated product(s) and country(ies), as applicable.

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

On January 16, 2024, we entered into Amendment No. 1 to the U.S. License Agreement with PMUSA and also entered into Amendment No. 1 to the License Agreement with PMPSA in which the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments in effect immediately prior to January 17, 2024 (See the section titled, “Note 13 - Other Current Liabilities”).

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

Istaroxime-Related Patents and Patent Applications

In December 2024, we announced that the Company filed PCT application No. PCT/US2024/058923 entitled “Istaroxime derivatives thereof for preventing or reducing the risk of acute myocardial arrhythmia.”

In October 2024, we announced that the Company completed istaroxime cardiogenic shock national phase filings of patent applications around the world, including in the U.S., Germany, France, Italy, Japan and China. These filings claimed priority to PCT/US2023/018998 entitled, “Istaroxime-Containing Intravenous Formulation for the Treatment of Pre-Cardiogenic Shock and Cardiogenic Shock”.  This application is currently pending before the United States Patent and Trademark Office (USPTO), Application no. 18/858,086.

In November 2024 we announced the issuance of “Istaroxime containing intravenous formulation for the treatment of heart failure (AHF)” patent for Hong Kong. The patent for mainland China was granted earlier in the year (patent number ZL201980003356.1).

In October 2024, we announced the issuance of “Istaroxime containing intravenous formulation for the treatment of heart failure (AHF)” patent in Japan having Patent No. 7560134.  This patent will remain in force until 2039.

Two U.S. patents based on PCT/US2019/060961 have issued. On February 21, 2023, the USPTO, issued U.S. Patent No. 11,583,540, providing expanded patent coverage for istaroxime administration. The new U.S. patent, titled: “Istaroxime-Containing Intravenous Formulation for the Treatment of Acute Heart Failure (AHF),” issued from a continuing patent application following the expedited U.S. Track One filing by us, which resulted in U.S. Patent No. 11,197,869, issued December 14, 2021. The claims of the newly issued patent cover longer durations of istaroxime infusion for improved outcomes in treatment of acute heart failure. In particular, the claims are directed to an improvement in diastolic heart function following administration of istaroxime by intravenous infusion for six hours or more, which we attribute to the SERCA2a mechanism of action of istaroxime and its metabolites.

In November 2019, we filed an international patent application PCT/US2019/060961, directed to methods of treating AHF through an extended istaroxime dosing regimen, as well as to metabolites of istaroxime having SERCA2a stimulating activity. The international application entered the national phase in China on December 31, 2019 (Application No. 201980003356.1), and in the following PCT contracting states/regions in September and October of 2021: Australia, Brazil, Canada, European Patent Office, Israel, Hong Kong (extended from China), Hong Kong (extended from the European Patent Office), Japan, Mexico, Republic of Korea, Singapore, and the U.S. This patent family will expire on or about November 12, 2039.

SERCA2A Activators-Related Patents

In November 2023, we announced the European Patent Office has granted Patent No. 3805243, providing composition of matter patent coverage for the pure SERCA2a Activator class of drug candidates. The pure SERCA2a Activators are one of two families of preclinical drug candidates that act on SERCA2a in the Company’s pipeline. The pure SERCA2a Activators are devoid of action on the Na+/K+ pump while activating SERCA2a. The new European patent provides patent protection until October 9, 2039 for the family of compounds with the pure SERCA2a mechanism of action. In October 2019, the parties to the 2019 Agreement filed European Application No. 19202257.2, directed to androstane derivatives with activity as pure or predominantly pure stimulators of SERCA2a for the treatment of heart failure and related conditions. International application PCT/EP2020/078253 and Taiwan Application No. 109134997, both based on the European application, were filed in October 2020. National stage applications based on PCT/EP/2020/078253 were filed in Australia, Brazil, Canada, China, Hong Kong (extended from the European Patent Office), Israel, Japan, Mexico, Republic of Korea, Singapore, and the U.S. Patents granted on this family of applications will expire on or about October 8, 2040.

In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. In August 2023, we announced that the USPTO issued U.S. Patent No. 11,730,746 providing patent coverage for the dual mechanism SERCA2a Activators. The new composition of matter patent, titled: “17BETA-HETEROCYCLYL-DIGITALIS LIKE COMPOUNDS FOR THE TREATMENT OF HEART FAILURE,” provides patent protection through late 2039. Since then, patents have issued in China, Hong Kong, and Japan.

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

Our ADS technology and our new ADS are protected by a portfolio of issued patents and pending patent applications covering various components of the system. While certain of the earlier patents on the technology have expired, there remain 90 in-force patents worldwide that protect, among other things, core elements of the ADS technology and the new ADS. These patents and applications will expire on dates ranging from the third quarter of 2023 to 2039. As an illustrative example, important components of our new ADS technology are covered by a patent family represented by U.S. Patent No. 9,713,687, expiring on or about February 10, 2035, and European Patent No. 2887984B1, expiring on or about August 21, 2033. In addition, several key components of our new ADS are covered by recently issued U.S. Patent No. 10,874,818, which expires on or about January 22, 2039.

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

In addition, methods of using these azaquinazoline inhibitors to treat Hedgehog signaling pathway-related cancers are covered by another patent family represented by international patent application PCT/US2020/025437, which is now in the national phase in the U.S., the European Patent Office, and several other nations.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $4,310,002 for fiscal year 2025, and the applicant under an approved new drug application is also subject to an annual program fee, currently $403,889 per product for fiscal year 2025. These fees are typically increased annually.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a rare disease or condition - generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or 200,000 or more individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA Orphan Drug designation is entitled to a seven- year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDC Act requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The FDA and the sponsor must reach agreement on the PSP. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

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

Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The new Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

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

Reimbursement

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

Other Federal and State Regulatory Requirements

Manufacturers of prescription drugs are required to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners (i.e., physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives), and teaching hospitals, as well as any investment interests held by the physicians and their immediate family members. The reports must be submitted on an annual basis and the reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Healthcare Reform

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the PPACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

Employees and Human Capital Resources

As of April 15, 2025, we had 14 full-time employees, 11 of whom are based in the U.S. Our employees are skilled in drug development, including clinical trial design, clinical operations in support of our clinical trials and related activities, corporate administration, finance and business development. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. We also work with independent professional advisors and consultants to support our program development activities, particularly in the areas of drug product development, regulatory, compliance, and international clinical operations.

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

Information concerning the shares of our common stock and related share prices in these risk factors has been adjusted to reflect the 1-for-18 reverse split of our common stock that was made effective on April 19, 2024 and the 1-for-50 reverse split of our common stock that was made effective on February 20, 2025.

Risks Related to Our Finances and Capital Requirements

Our current cash position, losses, negative cash flows from operations, and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Subsequent to December 31, 2024 and through April 15, 2025, (i) we sold an additional 0.2 million shares of common stock under the ELOC Purchase Agreement for net proceeds of $1.5 million following mandatory redemption payments on our Series C Preferred Stock; (ii) 47,799 July 2024 Warrants were converted into 47,799 shares of common stock for gross and net proceeds of $0.3 million; (iii) on March 18, 2025, we agreed to issue and sell to two institutional investors an aggregate principal amount of $312,500, at an original issue discount of 20%, in senior secured notes due in 2026 for net proceeds of $250,000; and (iv) on April 4, 2025, we agreed to issue and sell to two institutional investors senior secured promissory notes in an aggregate principal amount of $312,500, at an original issue discount of 20%, for net proceeds of $250,000. As a result, we believe that we have sufficient resources available to fund our business operations through April 2025, but will need additional capital to continue to support our operations for more than 12 months following the date of issuance of our consolidated financial statements as of and for the year ended December 31, 2024. As of December 31, 2024, we had cash and cash equivalents of $1.8 million and current liabilities of $5.7 million, and management has concluded that this circumstance raises substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, management plans to secure additional capital, potentially through a combination of public or private securities offerings; convertible debt financings; strategic transactions, including potential licensing arrangements, alliances and drug product collaborations focused on specified geographic markets; and/or potential revenues from any future acquisitions of small companies with FDA-approved products as a result of our new corporate strategy announced in January 2025; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If none of these alternatives is available, or if available and we are unable to raise sufficient capital through such transactions, we will not have sufficient cash resources and will experience difficulty in operating as a going concern as a result. Moreover, if such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. The perception that we may not be able to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns about our ability to meet our contractual obligations.

Further, under the terms of certain securities purchase agreements that we entered into in July 2024 (the “PIPE Purchase Agreements”), we are subject to certain restrictive covenants that may make it difficult to procure additional financing. For additional information, see the risk factor captioned “Under the terms of the PIPE Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.” As a result of these covenants, our ability to respond to changes in business and economic conditions may be limited, including our ability to obtain additional debt or equity financing as needed in the future, on favorable terms, if at all, which could adversely affect our business, financial condition, and results of operations.

If we fail to raise sufficient capital, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations. In addition, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including pursuant to our existing ELOC, could depress the market price of our common stock and could further impair our ability to raise capital through the sale of additional equity securities. These conditions are indicators that further impact our ability to continue as a going concern.

We have incurred significant operating losses since inception, we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2024 and 2023, we had operating losses of $26.1 million and $20.6 million, respectively. As of December 31, 2024, we had an accumulated deficit of $846.6 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions. As of December 31, 2024, we had cash and cash equivalents of $1.8 million and current liabilities of $5.7 million.

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

We have, and may from time to time in the future have, third-party debt service obligations pursuant to our outstanding indebtedness. The degree to which we are leveraged could have important consequences. For example, it could:

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

In addition, in some cases, our debt instruments may allow for the interest to be paid in a combination of cash and shares of our common stock, and may allow for the interest to be convertible into shares of our common stock, which may dilute our existing stockholders. Such conversion may also subject to adjustment, which may cause further dilution to our existing stockholders.

Our debt instruments may also be subject to restrictive and other covenants that may limit our discretion and the discretion of our subsidiaries with respect to certain business matters. A breach of any of these covenants could result in a default under our outstanding indebtedness, which would have a material adverse effect on our business, results of operations and financial condition.

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

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 with the SEC, we are currently ineligible to file new registration statements on Form S-3, which may impair our ability to raise capital in a timely manner or at all.

Because we were unable to file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until no earlier than December 1, 2025. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, including for purposes of raising capital or permitting the resale of privately placed securities, we will be required to file a registration statement on Form S-1 which may be reviewed and will need to be declared effective by the SEC. Doing so would likely take longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our liquidity and financial condition.

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

The acquisition of a product is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign rights to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising product candidates. The process of proposing, negotiating and implementing an acquisition of a product candidate is lengthy and complex, and we may be unable to acquire the rights to any such products or product candidates from third parties for several reasons. We may also be unable to acquire additional relevant product candidates on acceptable terms. Further, even if we identify acquisition targets, we may not be able to complete the transactions or we may determine after due diligence investigation not to pursue identified targets. Even if we succeed in our efforts to obtain rights to suitable product candidates, the success of our investments in these areas will remain subject to the inherent risks associated with the development and commercialization of the product and with the competitive business environment in which we operate.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic, which resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. For additional information regarding the impact of any pandemic, please see the risk factor captioned “Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease.”

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

Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy, political crises, geopolitical events, such as the ongoing war between Russia and Ukraine and the war involving Israel, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, changes in inflation and interest rates, and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Trade policies and geopolitical disputes and conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our costs of doing business, particularly if these measures occur in regions where our suppliers source components or raw materials, such as China. Similarly, the ongoing war between Russia and Ukraine and the war involving Israel have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets.

Additionally, a general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions between the U.S. and its trading partners, imposition of higher tariffs and sanctions, particularly if such measures occur in regions where drug products are manufactured or raw materials are sourced, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which could adversely affect our ability to commercialize our products and continue development of our product candidates, finance our operations in a timely manner or on favorable terms, and materially harm our business, operations and financial condition.

Natural disasters, including those resulting from significant climate change, could adversely affect our business and our third-party partners’ businesses.

Natural disasters, such as hurricanes, tornadoes, floods, wildfire, and drought may impact our operations or our partners’ businesses. Climate change is increasing the frequency, intensity, and duration of these weather events. These natural disasters, including those resulting from significant climate change, could destroy or damage facilities or other properties, disrupt business, increase the probability of power or other outages, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

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

Due to the significant resources required to develop our product candidates, we must prioritize development of certain product candidates and/or certain disease indications. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

As a result of the acquisition of CVie Therapeutics in December 2018, we have recorded significant intangible assets on our consolidated balance sheets, which could become impaired and lead to material charges in the future. The identifiable intangible assets resulting from the CVie Therapeutics acquisition relate to IPR&D of istaroxime and rostafuroxin, which, as of December 31, 2024, were $22.3 million and $1.8 million, respectively, recorded in aggregate on our consolidated balance sheet as intangible assets of $24.1 million.

Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that intangible assets may be impaired. If an impairment exists, we would be required to take an impairment charge with respect to the impaired asset. Events giving rise to impairment are difficult to predict, including the uncertainties associated with the development of product candidates and the success of business development activities, and are an inherent risk in the pharmaceutical industry. As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2024, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value. We estimated the fair value of the asset using multi-period excess earnings method, or MPEEM, and determined that the fair value as of December 1, 2024 was approximately $1.8 million. We then compared this fair value to the carrying value of approximately $2.9 million, and recorded a loss on impairment of intangible assets of $1.1 million related to the IPR&D of our rostafuroxin drug candidate. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. The estimated fair value exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we are required to furnish a report by our management on our internal control over financial reporting. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file our financial statements on a timely basis as required by the SEC, we could face severe consequences. For example, as a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 with the SEC, we are currently ineligible to file new registration statements on Form S-3, which may impair our ability to raise capital in a timely manner or at all. However, such failure to timely file such Quarterly Report was determined not to be a result of any material weakness or significant deficiency in our internal control over financial reporting. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, or Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expense. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the impact of the COVID-19 pandemic resulted in, and may in the future result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. Health epidemics may in the future affect our ability and the ability of our employees, contractors, suppliers, and other partners in the U.S. and abroad to conduct normal business activities from time to time, including due to shutdowns that may be requested or mandated by governmental authorities.

The global spread of COVID-19 had adversely impacted trial conduct and operations and may do so again in the future. We have, in the past, initiated several clinical trials for istaroxime in the EU and other worldwide locations impacted by the COVID-19 outbreak. Our clinical trials have suffered delays and interruptions and our previous decision to cease enrollment in the AEROSURF clinical trial was partially due to such delays and escalating expenses. Our efforts to conduct trials could be materially delayed in the future by governmental restrictions and enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for nonpatients, whether as a result of COVID-19 or other health epidemics.

Similarly, there is a risk that clinical supplies of our product candidates may be significantly delayed or may become unavailable as a result of any pandemic and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our product candidates, which could materially adversely impact our clinical trial and development timelines.

The effects of any pandemic, including identification of potential new variants, has led and may in the future lead to periodic disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is possible that the spread of an infectious disease, including COVID-19, in the future could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which any pandemic impacts our financial results going forward will depend on future developments, which are highly uncertain and cannot be predicted. Moreover, epidemics have had and may in the future have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that any pandemic harms the global economy generally.

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

We may conduct clinical development in the U.S., Canada, the EU, Eastern Europe, Latin America, and Asia Pacific regions and sell our products, if approved, in the U.S. and potentially in other major markets. To accomplish this objective, we must first obtain regulatory approvals and comply with regulatory requirements in each jurisdiction. While we would prefer to design a single, global clinical development program that could satisfy the regulators in all of our target markets, there can be no assurance that our efforts will be successful. If we are unable to reach agreement with the various regulatory authorities, we may not be able to pursue regulatory approval of our product candidates in all of our selected markets.

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

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted any of our products, if approved, for off-label uses, we may become subject to significant liability.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for the FDA. Disruptions at the FDA and other agencies due to these policies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down, at least partially, several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Reliance on Third Parties

We rely on third parties, primarily outside of the U.S., to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to good clinical practices, or GCPs, and other requirements and in a timely and quality manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

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

We currently do not have a back-up facility for our contract manufacturing organization, or CMO, for our drug product candidates, or our suppliers of API. If the parties we depend on for supplying our APIs and manufacturing our drug product candidates do not supply these products in a timely and quality manner, it may delay or impair our ability to execute our development plans for our current and potential pipeline products.

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

Our new corporate strategy may not be successful.

In January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while we continue to progress our cardiovascular and oncology development pipeline. We will seek to use equity to acquire such targets, which could result in dilution for existing stockholders. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of, and competition for, acquisition candidates, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction, and the inability to finance the transaction on commercially acceptable terms. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or at acceptable terms, our new corporate strategy may be unsuccessful. Even if we are successful in acquiring businesses, the businesses we acquire may not be able to achieve the revenue, profitability, or growth that we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business, including our governance and compliance framework. Our failure to address any of these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could adversely impact our results of operations and financial position.

We are continually evaluating our business strategy and may modify this strategy to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations.

We plan to continually evaluate our business strategy and will modify our plans as necessary to achieve our objectives. As part of our shift in priorities, we entered into a global licensing agreement in 2022 to support the development of our KL4 surfactant platform and were able to eliminate the remaining costs associated with the KL4 surfactant platform. If for any reason, our licensee does not proceed with development of the KL4 surfactant platform, such action could have a material adverse effect on our potential to realize licensing revenue. In addition, in January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products. See the risk factor above captioned “Our new corporate strategy may not be successful.”

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

A number of U.S. states have proposed new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

The GDPR and UK GDPR impose strict rules on the transfer of personal data to countries outside the European Economic Area, including the U.S. The UK and Switzerland have adopted similar restrictions. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU’s GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU’s GDPR, the UK’s GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

We are exposed to trade and economic sanctions and other restrictions imposed by the U.S. and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control. The Department of Justice, or DOJ, also in the past has increased its focus on the enforcement of the FCPA, particularly as it relates to the conduct of pharmaceutical companies.

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

We may change or diversify the nature of our business from biotechnology to include a sector that may provide revenue opportunities in the near future, which could expose us to new risks and uncertainties.

We are currently focused on advancing early and late-stage innovative therapies for critical conditions and diseases. However, we may decide to change or diversify the nature of our business and pursue sectors that may provide revenue opportunities in the near future, either in addition to or instead of our existing biotechnology business. The potential change or expansion of our business is a result of various factors, such as changes in market conditions, customer demand, regulatory environment, competitive landscape, availability of financing and strategic alternatives, as well opportunities management and the board of directors believe are available to, and in the best interest of, the Company.

If we change or diversify the nature of our business to seek revenue opportunities, we will face significant challenges and risks, including, but not limited to:

●

the need to recruit, retain and train qualified personnel with expertise and experience in a new industry, as well as to establish and maintain effective internal controls, systems, policies and procedures for operations in a new industry;

●	the potential dilution of our existing shareholders or the incurrence of additional indebtedness if we issue equity or debt securities or incur other obligations to finance our new business; and

●

the potential loss of, some or all of our existing biotechnology, suppliers, partners, employees, intellectual property, contracts, licenses, permits and other assets and resources that are essential to our biotechnology business, as well as the potential impairment of goodwill and long-lived assets associated with our biotechnology business.

Accordingly, a change or expansion in the nature of our business, though potentially beneficial, could have a material adverse effect on our business, financial condition, results of operations and prospects, and could cause the market price of our common stock to decline. There can be no assurance that we will be able to successfully enter, compete or operate in the new industry, or that we will be able to realize any of the potential benefits of such a change in our business.

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

Risks Related to the Ownership of our Securities

The Series C Certificate of Designation and certain warrants issued in July 2024, or the July 2024 Warrants, each contain anti-dilution provisions that may result in the reduction of the conversion price of the Series C Preferred Stock and exercise price of the July 2024 Warrants. These features may increase the number of shares of our common stock issuable upon conversion of the Series C Preferred Stock and the exercise of the July 2024 Warrants.

The Series C Certificate of Designation authorizes a total of 18,820 shares of Series C Preferred Stock with an initial conversion price of $187.00, which is subject to adjustment as provided in the Series C Certificate of Designations. As of April 15, 2025, the conversion price of the Series C Preferred Stock and the July 2024 Warrants is $1.10. Both the conversion price of the Series C Preferred Stock and the exercise price of the July 2024 Warrants are subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock at a price below the then-applicable conversion price or exercise price, as applicable, each as described in further detail in the Series C Certificate of Designation or the July 2024 Warrants, respectively. The Series C Preferred Stock and the July 2024 Warrants also provide for adjustment to the conversion price and exercise price, respectively, to an amount equal to the quotient determined by dividing (x) the sum of the volume weighted average price, or the VWAP, of our common stock for each of the 5 trading days with the lowest VWAP of our common stock during the 15 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after any stock split, stock dividend, stock combination recapitalization or other similar transaction involving our common stock.

In addition, in January 2025, we contacted all holders of the Series C Preferred Stock and notified them that the Company decided to offer to reduce the Conversion Price as defined in the Series C Certificate of Designation of each share of Series C Preferred Stock to $8.04 pursuant to the Series C Certificate of Designation. As a result, approximately 1,895 shares of Series C Preferred Stock were converted into approximately 0.2 million shares of common stock at a reduced Conversion Price, and the exercise price of the July 2024 Warrants was also reduced to $8.04. We may in the future enter into similar transactions that would result in a reduction to the conversion price of the Series C Preferred Stock or the exercise price of the July 2024 Warrants.

If in the future, while any of our Series C Preferred Stock or July 2024 Warrants are outstanding, we grant, issue or sell any shares of our common stock for a consideration per share of our common stock (the “New Issuance Price”), less than a price equal to the conversion price of the Series C Preferred Stock or the exercise price of the July 2024 Warrants, respectively, as then in effect immediately prior to such granting, issuance or sale, we will be required, subject to certain limitations and adjustments (as provided in the Series C Certificate of Designation or the July 2024 Warrants) to reduce the conversion price of the Series C Preferred Stock or the exercise price of the July 2024 Warrants, as applicable, to be equal to the New Issuance Price, which will result in a greater number of shares of our common stock being issuable upon conversion, which in turn will increase the dilutive effect of such conversion on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series C Preferred Stock and/or the July 2024 Warrants if we enter into a future transaction that reduces the applicable conversion price of the Series C Preferred Stock or the exercise price of the July 2024 Warrants. If we do not have a sufficient number of available shares for the conversion of any Series C Preferred Stock or exercise of any July 2024 Warrants, we may need to seek stockholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of our Series C Preferred Stock or July 2024 Warrants are outstanding.

The Series C Preferred Stock have a liquidation preference senior to our common stock.

Subject to certain exceptions, in accordance with the Series C Certificate of Designation, shares of our capital stock are junior in rank to the Series C Preferred Stock with respect to the preferences as to dividends, distributions and payments upon our liquidation, dissolution and winding up. The payment of the liquidation preferences could result in common stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. This liquidation preference may increase over time based on the payment of dividends. If we issue any additional preferred stock in the future, it may also have similar liquidation preferences.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

Under the terms of the PIPE Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

In July 2024, we entered into the PIPE Purchase Agreements. The PIPE Purchase Agreements, pursuant to which we issued the July 2024 Warrants, contain restrictive covenants, subject to certain exceptions. For example, without the consent of the holders holding at least a majority of the certain registrable securities for the period commencing on July 18, 2024 and July 26, 2024, respectively, and ending on the date immediately following the 90th trading day after the Applicable Date (as defined in the PIPE Purchase Agreements), neither we nor any of our subsidiaries will directly or indirectly issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security, including, without limitation, any “equity security” (as that term is defined under Rule 405 promulgated under the Securities Act), any Convertible Securities (as defined in the PIPE Purchase Agreements), any debt, any preferred stock or any purchase rights (other than pursuant to the Common Stock Purchase Agreement entered into with the purchaser in June 2024, or the ELOC Purchase Agreement), or a Subsequent Placement (as defined in the PIPE Purchase Agreements).

Subject to the limitations described in the PIPE Purchase Agreements, for so long as shares of Series C Preferred Stock are outstanding, we are prohibited from effecting or entering into an agreement to effect any Subsequent Placement involving a Variable Rate Transaction (as defined in the PIPE Purchase Agreements).

Additionally, the PIPE Purchase Agreements contain a participation right, which provides that, subject to certain exceptions, at any time on or prior to the fourth anniversary of the respective closing dates, neither we nor our subsidiaries shall, directly or indirectly, effect any Subsequent Placement unless we comply with certain notice procedures as outlined in the applicable Purchase Agreement with respect to each investor, providing the opportunity for such investor to participate in such Subsequent Placement on a pro rata basis as described in the PIPE Purchase Agreement.

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

On December 4, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department, or the Nasdaq Staff, notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Company timely requested a hearing before the Hearings Panel, or the Nasdaq Panel. On March 20, 2025, we received written confirmation from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement. Nasdaq also stated that the Nasdaq Panel was imposing a Discretionary Panel Monitor until March 20, 2026, which generally will require the Nasdaq Staff to issue a Delist Determination Letter in the event that we fail to maintain compliance with any continued listing requirement.

There can be no assurance that we will be able to continue to maintain compliance with Nasdaq’s continued listing requirements, the Minimum Bid Price Requirement, or other Nasdaq listing requirements. If we are not able to comply with applicable listing standards, our shares of common stock may be subject to delisting.

The effective increase in the number of shares of our common stock available for issuance as a result of our reverse stock split could result in further dilution to our existing stockholders and have antitakeover implications.

The reverse stock split that we effected in February 2025 alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the reverse stock split. The reverse stock split of our issued and outstanding shares increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of our Board of Directors when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

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

Provisions of our Amended and Restated Certificate of Incorporation as amended, or the Certificate of Incorporation, our Amended and Restated By-Laws, or the By-Laws, and Delaware law could deter a change of our management and thereby discourage or delay offers to acquire us.

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

We also maintain a location in Taipei, Taiwan consisting of approximately 1,317 square feet of office space, where we oversee certain manufacturing development and preclinical activities occurring at a university in Taiwan related to our cardiovascular drug product candidates. We believe our current facilities are adequate for our needs in 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market, or Nasdaq, operated by The Nasdaq Stock Market LLC under the symbol “WINT.”

Holders of Our Common Stock

As of April 15, 2025, we had 26 holders of record of shares of our common stock, and there were 3,555,953 shares of our common stock outstanding. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends on our common stock will be made at the discretion of our Board of Directors after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

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

Share Repurchases

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

Management’s discussion and analysis of the financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. This item should be read in connection with our Consolidated Financial Statements for the year ending December 31, 2024 and notes thereto, or Notes, included in this Annual Report on Form 10-K. See the section titled, “Item 8 – Financial Statements and Supplementary Data.”

Information concerning the shares of our common stock and related share prices in this MD&A has been adjusted to reflect the 1-for-50 reverse split of our common stock that was made effective on February 20, 2025. (See the section titled, “Item 8 – Notes to consolidated financial statements – Note 2 – Basis of Presentation”).

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

In addition, in January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while the Company continues to progress its cardiovascular and oncology development pipeline. The Company will seek acquisition targets to achieve the Company’s new corporate strategy. We believe there is an opportunity in the market: the acquisition of small companies with FDA-approved products from the many small biotech companies that struggle to maximize their commercialization potential. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries with FDA-approved products. The Company’s management team has commercialization expertise in both large pharmaceutical and small biotech companies across multiple therapeutic areas, potentially enabling them to leverage synergies and optimize commercial performance across future subsidiaries. The Company will seek to use equity to acquire subsidiaries. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we have initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in Q1 2026. An unblinded review of the data from the first 20 subjects is planned to take place in Q3 2025. Our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

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

We have incurred operating losses since our incorporation on November 6, 1992. For the years ended December 31, 2024 and 2023, we had operating losses of $26.1 million and $20.6 million, respectively. As of December 31, 2024, we had an accumulated deficit of $846.6 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock and borrowings from investors and financial institutions. As of December 31, 2024, we had cash and cash equivalents of $1.8 million and current liabilities of $5.7 million. Subsequent to December 31, 2024 and through April 15, 2025, (i) we sold an additional 0.2 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $1.5 million following mandatory redemption payments on our Series C Preferred Stock; (ii) 47,799 July 2024 Warrants were converted into 47,799 shares of common stock for gross and net proceeds of $0.3 million; (iii) on March 18, 2025, we agreed to issue and sell to two institutional investors an aggregate principal amount of $312,500, at an original issue discount of 20%, in senior secured notes due in 2026 for net proceeds of $250,000; and (iv) on April 4, 2025, we agreed to issue and sell to two institutional investors senior secured promissory notes in an aggregate principal amount of $312,500, at an original issue discount of 20%, for net proceeds of $250,000. As a result, we believe that we have sufficient resources available to fund our business operations through April 2025.

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

REVERSE STOCK SPLIT

On April 19, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-18 reverse stock split of our issued and outstanding common stock. The reverse stock split of our outstanding common stock was effected at a ratio of 1 post-split share for every 18 pre-split shares as of 11:59 p.m. Eastern Time on April 19, 2024. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 120 million shares. The accompanying consolidated financial statements reflect the 1-for-18 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

On February 14, 2025, we filed an amendment to our Amended and Restated Certificate of Incorporation to implement a 1-for-50 reverse stock split of our issued and outstanding common stock. The reverse stock split of our outstanding common stock was effected at a ratio of 1 post-split share for every 50 pre-split shares as of 5:00 p.m. Eastern Time on February 20, 2025. The reverse stock split correspondingly adjusted the per share exercise price of all outstanding options and all shares underlying any of our outstanding warrants by reducing the conversion ratio for each outstanding warrant and increasing the applicable exercise price or conversion price in accordance with the terms of each outstanding warrant and based on the reverse stock split ratio. No fractional shares were issued in connection with the reverse stock split. The number of shares of common stock authorized under our Amended and Restated Certificate of Incorporation is unchanged at 120 million shares. The accompanying consolidated financial statements reflect the 1-for-50 reverse split of our common stock. All share and per share information data herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock split.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2024 and 2023

	Year Ended December 31,
(in thousands)	2024	2023	Change

Expenses:
Research and development	$16,276	$8,341	$7,935
General and administrative	8,743	9,198	(455)
Impairment of goodwill	-	3,058	(3,058)
Impairment of intangible assets	1,120	-	1,120
Total operating expenses	26,139	20,597	5,542
Operating loss	(26,139)	(20,597)	(5,542)

Other income (expense):
Gain on debt extinguishment, net	14,437	-	14,437
Change in fair value of common stock warrant liability	10,482	-	10,482
Interest income	70	325	(255)
Interest expense	(235)	(50)	(185)
Other (expense) income, net	(408)	31	(439)
Total other income, net	24,346	306	24,040

Loss before income taxes	(1,793)	(20,291)	18,498
Deferred income tax benefit	6	-	6
Net loss	$(1,787)	$(20,291)	$18,504

Net Loss

Our net loss was $1.8 million and $20.3 million, respectively, for the years ended December 31, 2024 and 2023. Included in our net loss for the year ended December 31, 2024 is a $14.4 million non-cash gain on debt extinguishment, $10.5 million related to the change in fair value of our common stock warrant liability, $7.5 million of R&D expense related to the Varian asset acquisition, and a loss on impairment of intangible assets of $1.1 million. Included in our net loss for the year ended December 31, 2023 is a loss on impairment of goodwill of $3.1 million.

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as CROs, CMOs, contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical, and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) rents and utilities; (iv) stock-based compensation; (v) depreciation; and (vi) other. We expect that our research and development expenses related to the istaroxime – cardiogenic shock program will continue to increase to the extent that we continue the SEISMiC C study in subjects with more severe SCAI Stage C cardiogenic shock. We currently do not have sufficient capital to fully complete these clinical trials. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	Increase (Decrease)

Acquired IPR&D from Varian asset purchase	$7,495	$-	$7,495

Istaroxime - cardiogenic shock program	5,887	3,731	2,156
Istaroxime - AHF	82	71	11
KL4 surfactant	-	(61)	61
Total direct clinical and preclinical programs	5,969	3,741	2,228

Product development and manufacturing	867	960	(93)
Clinical, medical, and regulatory operations	1,945	3,640	(1,695)
Total research and development expenses	$16,276	$8,341	$7,935

Acquired IPR&D from Varian Asset Purchase

For 2024, research and development expenses include a charge of $7.5 million associated with the acquired IPR&D related to the Asset Purchase Agreement with Varian (See, “Note 15 - Mezzanine Equity and Stockholders' Equity - Asset Purchase Agreement with Varian Biopharmaceuticals”).

Direct Clinical and Preclinical Programs

Direct clinical and preclinical programs include: (i) activities associated with conducting clinical trials, including patient enrollment costs, clinical site costs, clinical drug supply, and related external costs, such as consultant fees and expenses; and (ii) development activities, toxicology studies, and other preclinical studies.

Total direct clinical and preclinical programs expenses increased $2.2 million from 2023 to 2024 primarily due to costs related to the istaroxime – cardiogenic shock program costs as described below.

Istaroxime – cardiogenic shock program costs increased $2.2 million from 2023 to 2024 due to (i) the timing of the trial execution costs for the SEISMiC Extension study, which began enrollment in the fourth quarter of 2023 and completed enrollment in the third quarter of 2024; and (ii) the start-up procedures for the SEISMiC C study in patients with more severe SCAI Stage C cardiogenic shock.

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

Product development and manufacturing expenses for 2024 are comparable to 2023.

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

Clinical, medical, and regulatory operations expenses decreased $1.7 million from 2023 to 2024 due to (i) a decrease of $0.6 million in personnel costs; and (ii) a decrease of $0.2 million in non-cash stock-based compensation expense due to the timing of the stock-based compensation grants that were granted in the third quarter of 2023 with no grants made in 2024; and (iii) a $0.9 million decrease in royalty expense relating to accrued payments to Philip Morris USA Inc., or PMUSA, and Philip Morris Products S.A., or PMPSA, in 2023 related to amendments to our license agreements (See the section titled, “Note 13 - Other Current Liabilities”).

Research and Development Expense by Major Expense Category

We also account for our research and development expense by major expense category as shown in the following table:

	Year Ended December 31,
(in thousands)	2024	2023	Increase (Decrease)

Acquired IPR&D from Varian asset purchase	$7,495	$-	$7,495
Contracted services	6,212	3,904	2,308
Salaries and benefits	1,733	2,450	(717)
Royalties	-	900	(900)
Rents and utilities	457	445	12
Stock-based compensation	143	383	(240)
Depreciation	12	30	(18)
Other	224	229	(5)
Total research and development expenses	$16,276	$8,341	$7,935

For 2024, research and development expenses include $7.5 million associated with the acquired IPR&D related to the Asset Purchase Agreement with Varian (See the section titled, “Note 15 - Mezzanine Equity and Stockholders' Equity - Asset Purchase Agreement with Varian Biopharmaceuticals”).

Contracted services include third-party costs of preclinical studies, clinical trial activities, quality control and analytical stability and release testing of our drug products, and consulting services. The increase of $2.3 million from 2023 to 2024 is primarily due to costs with our CRO related to the SEISMiC Extension study and the SEISMiC C study.

The $0.7 million decrease in salaries and benefits expense from 2023 to 2024 is primarily due to reductions in headcount.

Historically, royalties represented minimum royalties in connection with licensing agreements with PMUSA and PMPSA. In 2023, we accrued payments of $0.9 million to PMUSA and PMPSA related to amendments to our license agreements (See the section titled, “Note 13 - Other Current Liabilities”).

The $0.2 million decrease in stock-based compensation expense from 2023 to 2024 is due to the timing of the stock-based compensation grants that were granted in the third quarter of 2023 with no grants made in 2024.

Other consists primarily of ongoing research and development costs such as insurance, taxes, education and training, and software licenses.

Research and Development Projects

A substantial portion of our cumulative losses to date relate to investments in our research and development projects, for which we incurred $24.6 million in expenses during the two-year period ended December 31, 2024. Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the nature, timing and costs of the efforts necessary to complete individual projects in development are not reasonably estimable. With every phase of a development project, there are unknowns that may significantly affect cost projections and timelines. In view of the number and nature of these factors, many of which are outside our control, the success, timing of completion and ultimate cost of development of any of our product candidates are highly uncertain and cannot be estimated with any degree of certainty. In addition to the risks and uncertainties affecting our research and development projects discussed in this MD&A (See the section titled, “Item 1A – Risk Factors”), other risks could arise that we may not foresee that could affect our ability to estimate projections and timelines.

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

General and administrative expenses decreased $0.5 million from 2023 to 2024 due to (i) a decrease of $0.6 million in non-cash stock-based compensation expense due to the timing of the stock-based compensation grants that were granted in the third quarter of 2023 with no grants made in 2024; (ii) a decrease of $0.4 million in personnel costs due to headcount reductions; (iii) a decrease of $0.3 million in severance expense related to a former executive; and (iv) a decrease of $0.4 million in insurance costs; partially offset by (v) an increase of $1.2 million in professional fees, primarily related to increased legal fees and costs associated with the First and Second PIPEs that were allocated to the July 2024 Warrants and expensed immediately.

Other Income (Expense), Net

On January 24, 2024, we and affiliates of Deerfield Management Company L.P., or Deerfield, entered into an Exchange and Termination Agreement, or the Exchange and Termination Agreement, wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 676 shares of our common stock, par value $0.001 per share (See the section titled, “Note 14 - Restructured Debt Liability”). This transaction was accounted for as an extinguishment of debt in accordance with ASC 470, Debt-Modifications and Extinguishments, and as a result, we recognized a $14.5 million non-cash gain on debt extinguishment, which is partially offset by a $0.1 million loss on debt extinguishment associated with the First PIPE (See the section titled, “Note 15 - Mezzanine Equity and Stockholders’ Equity”) .

Change in fair value of common stock warrant liability relates to the change in fair value of the July 2024 Warrants, which are classified as a liability on our consolidated balance sheet and are recorded at fair value at the end of each period.  The July 2024 warrants had an initial fair value of $10.8 million upon issuance. For 2024, the change in the estimated fair value of the July 2024 warrants was $10.5 million (See the section titled, “Note 10 - Common Stock Warrant Liability”).

Interest income relates to interest earned on our money market account.

For 2024, interest expense consists primarily of interest expense associated with the amortization of the issuance costs and the debt discount related to our senior convertible notes payable. For 2023, interest expense consists of interest expense associated with our loans payable.

For 2024, other income (expense), net primarily consists of the initial recognition and remeasurement of changes in the fair value of derivative liabilities associated with our senior convertible notes payable and our ELOC commitment note, partially offset by net gains on foreign currency translation. For 2023, other income (expense), net primarily consists of net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

Deferred Income Tax Benefit (Expense)

For the year ended December 31, 2024, we recorded a deferred income tax benefit of $0.2 million that relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin for the year ended December 31, 2024.  This deferred income tax benefit is offset by a $0.2 million state income tax expense for the year ended December 31, 2024 related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 14 – Restructured Debt Liability”).

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

We have incurred net losses since inception. Our net loss was $1.8 million and $20.3 million, respectively, for the years ended  December 31, 2024 and 2023 . Included in our net loss for the year ended  December 31, 2024 is a $14.4 million non-cash gain on debt extinguishment, $10.5 million related to the change in fair value of our common stock warrant liability, $7.5 million of R&D expense related to the Varian asset acquisition, a nd a loss on impairment of intangible assets of $1.1 million. Included in our net loss for the year ended December 31, 2023 is a loss on impairment of goodwill of $3.1 million (See the section titled, “ Note 4 – Accounting Policies ”). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2024 , we had an accumulated deficit of $846.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into a Common Stock Purchase Agreement, or the ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. For the year ended December 31, 2024, we sold 0.2 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $6.5 million following mandatory redemption payments, including dividends, on our Series C Preferred Stock (See the section titled, “Note 15 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details).

As of  December 31, 2024 , we had cash and cash equivalents of  $1.8 million and current liabilities of  $5.7 million. Subsequent to December 31, 2024 and through April 15, 2025, (i) we sold an additional 0.2 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $1.5 million following mandatory redemption payments on our Series C Preferred Stock; (ii) 47,799 July 2024 Warrants were converted into 47,799 shares of common stock for gross and net proceeds of $0.3 million; (iii) on March 18, 2025, we agreed to issue and sell to two institutional investors an aggregate principal amount of $312,500, at an original issue discount of 20%, in senior secured notes due in 2026 for net proceeds of $250,000; and (iv) on April 4, 2025, we agreed to issue and sell to two institutional investors senior secured promissory notes in an aggregate principal amount of $312,500, at an original issue discount of 20%, for net proceeds of $250,000. As a result, we believe that we have sufficient resources available to fund our business operations through April 2025. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of Common Stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the year ended December 31, 2024, we sold 0.2 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $9.0 million, $0.3 million of which is included in prepaid expenses and other assets as of December 31, 2024 for proceeds for sales made during the quarter for which we received the payment in January 2025. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the year ended December 31, 2024, we paid an aggregate redemption price of $2.5 million with $0.6 million applied to accrued and unpaid dividends and $1.9 million to redeem 1,563 Series C Preferred Shares.

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

Cash Flows

Cash flows for the years ended December 31, 2024 and 2023

Net cash outflows for 2024 consist of $15.7 million of net cash used in operating activities and $12.7 million of net cash provided by financing activities. Net cash outflows for 2023 consist of $13.4 million of net cash used in operating activities, and $11.6 million of net cash provided by financing activities.

Operating Activities

Net cash used in operating activities was $15.7 million for the year ended December 31, 2024 and consisted primarily of (i) a net loss of $1.8 million; (ii) a $14.4 million non-cash gain on debt extinguishment; (iii) an unrealized gain on foreign exchange rate changes of $0.3 million; (iv) $10.3 million of non-cash net gains related to changes in fair value;  partially offset by (v) a $7.4 million in non-cash IPR&D expense in connection with the Asset Purchase Agreement with Varian; (vi) changes in operating assets and liabilities of $1.1 million; (vii) $1.1 million related to a non-cash loss on impairment of intangible assets; (viii) $0.6 million non-cash expense related to the fair value of the ELOC commitment note and the related derivative liability; (ix) non-cash stock-based compensation of $0.5 million; (x) non-cash expense of $0.2 million related to equity consideration for services; and (xi) depreciation and non-cash amortization of right-of-use assets, debt discounts, and debt amortization of $0.6 million. Changes in prepaid expenses and other current assets, accounts payable, accrued expenses, and operating lease liabilities result from timing differences between the receipt and payment of cash and when the transactions are recognized in our results of operations.

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

Investing Activities

Net cash used in investing activities was de minimis for the years ended December 31, 2024 and 2023

Financing Activities

Net cash provided by financing activities was $12.7 million and $11.6 million for the years ended December 31, 2024 and 2023, respectively, summarized as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Proceeds from ELOC Purchase Agreement, net of issuance costs	$8,791	$-
Proceeds from private placements, net of issuance costs	4,120	-
Redemptions of Series C Preferred Stock	(1,876)	-
Cash dividends on Series C Preferred Stock	(657)	-
Proceeds from issuance of common stock and warrants, net of issuance costs	-	10,794
Proceeds from ATM Program, net of issuance costs	1,366	755
Payments on debt extinguishment	(200)	-
Proceeds from convertible notes, net	1,312	-
Principal payments on convertible notes	(150)	-
Proceeds from June 2024 senior secured notes	350	-
Proceeds from July 2024 senior secured and unsecured notes	200	-
Issuance costs related to Series B Preferred Stock	(68)	-
Proceeds from exercise of common stock warrants, net of expenses	-	843
Principal payments on loans payable	(455)	(797)
Net cash provided by financing activities	$12,733	$11,595

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

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of Common Stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the year ended December 31, 2024, we sold 0.2 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $9.0 million, $0.3 million of which is included in prepaid expenses and other assets as of December 31, 2024 for proceeds for sales made during the quarter for which we received payment in January 2025. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the year ended December 31, 2024, we paid an aggregate redemption price of $2.5 million with $0.6 million applied to accrued and unpaid dividends and $1.9 million to redeem 1,563 Series C Preferred Shares.

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

Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed  $0.5  million of certain premiums at a  7.94%  fixed annual interest rate. Payments of approximately  $56,000  are due monthly from August 2024 through May 2025. As of  December 31, 2024 , the outstanding principal of the loan was  $0.3 million.

In June 2023, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.8 million of certain premiums at a 7.24% fixed annual interest rate. Payments of approximately $77,000 were due monthly from July 2023 through April 2024. As of December 31, 2023 , the outstanding principal of the loan was $0.2 million. The balance of the loan was repaid during the first quarter of 2024.

Supplementary Disclosure of Non-Cash Activity

During the first quarter of 2024, we and Deerfield entered into the Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 676 shares of our common stock. The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment during the three months ended September 30, 2024 consisting of the difference between the $15.0 million of the extinguished milestone payments and the consideration to Deerfield of $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield (See the section titled, “Note 14 - Restructured Debt Liability”).

During the first quarter of 2023, we entered into amendments to the January 2023 Existing Warrants and the February 2023 Existing Warrants which were accounted for as “Equity Issuance” classification modifications under the guidance of ASU 2021-04. The total fair value of the consideration of each of the modifications includes the incremental fair value of the January 2023 Existing Warrants and the February 2023 Existing Warrants, respectively (determined by comparing the fair value immediately prior to and immediately after the modification), and the initial fair value of the January 2023 New Warrants and the February 2023 New Warrants, respectively. The fair values were calculated using the Black-Scholes model. We determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants, was $1.2 million, and that the total fair value of the consideration related to the modification of the February 2023 Existing Warrants, including the initial fair value of the February 2023 New Warrants, was $0.3 million (See the section titled, “Note 15 - Mezzanine Equity and Stockholders' Equity”).

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

When testing our indefinite-lived intangible assets and goodwill for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets as of December 1, 2024  and 2023, we elected to perform a quantitative assessment

When performing the quantitative impairment assessment for our indefinite-lived IPR&D intangible assets, we estimate the fair values of the assets using the multi-period excess earnings method, or MPEEM. MPEEM is a variation of the income approach which estimates the fair value of an intangible asset based on the present value of the incremental after-tax cash flows attributable to the intangible asset. Significant factors considered in the calculation of IPR&D intangible assets include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account the expected product life cycles, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D assets, (ii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iii) the tax rate, which considers geographic diversity of the projected cash flows. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidates and market conditions which could result in future impairment charges related to our indefinite-lived intangible asset balances.

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2024, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of December 1, 2024 was approximately $1.8 million. We then compared this fair value to the carrying value of approximately $2.9 million, and recorded a loss on impairment of intangible assets of $1.1 million related to the IPR&D of our rostafuroxin drug candidate. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. The estimated fair value exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate.

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

The following table represents identifiable intangible assets and goodwill as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	1,790	2,910
Intangible assets	24,130	25,250

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial and accounting officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b)     Management’s Report on Internal Control over Financial Reporting

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Based on our assessment, our management believes that our internal control over financial reporting is effective based on those criteria, as of December 31, 2024.

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

(c)     Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors, including their ages as of April 15, 2025:

NAME	AGE	POSITION(S)
Executive Officers
Jed Latkin	50	President, Chief Executive Officer, and Director
Eric Curtis	57	Senior Vice President and Chief Operating Officer
Jamie McAndrew	44	Senior Vice President and Chief Financial Officer
Steven G. Simonson, M.D.	66	Senior Vice President and Chief Medical Officer
Non-Employee Directors
Mark Strobeck, Ph.D.	54	Chairman of the Board of Directors
Craig E. Fraser	60	Director
Leanne Kelly	48	Director
Saundra Pelletier	55	Director

Information about our Executive Officers

Jed Latkin. Mr. Latkin was appointed to serve as our President and Chief Executive Officer on December 1, 2024, and has served as a member of our board of directors (the “Board”) since August 2024. Mr. Latkin has served as the Chief Operating Officer and Head of Finance of ProPhase Labs, Inc., or ProPhase, a biotech, genomics and diagnostics company, since January 2023. In his capacity as Chief Operating Officer, Mr. Latkin also serves as ProPhase’s principal financial officer and principal accounting officer. Previously, Mr. Latkin served as a Turnaround Specialist at Nagel Avenue Capital, LLC, or Nagel Avenue Capital, an investment firm, from November 2021 to January 2023, where he provided contracted services for numerous companies and asset management firms and was responsible for a large diversified portfolio of asset-based investments in varying industries, including product manufacturing, agriculture, energy, and healthcare. In connection with this role at Nagel Avenue Capital, he served as Chief Executive Officer of End of Life Petroleum Holdings, LLC and Black Elk Energy, LLC, Chief Financial Officer of Viper Powersports, Inc. and West Ventures, LLC, and Portfolio Manager of Precious Capital, LLC. Mr. Latkin served as a director and Chief Executive Officer of Navidea Biopharmaceuticals, Inc., or Navidea, a biopharmaceutical company, from October 2018 until October 2021, Chief Operating Officer and Chief Financial Officer of Navidea from May 2017 to October 2018 and Interim Chief Operating Officer of Navidea from April 2016 to April 2017. Mr. Latkin has more than twenty eight years of experience in the financial industry supporting many investments in major markets, including biotechnology and pharmaceuticals. Mr. Latkin previously served on the Board of Directors for Navidea from October 2018 until October 2021, CORAR from October 2018 until October 2021, Viper Powersports, Inc. from 2012 to 2013, and the Renewable Fuels Association and Buffalo Lake Advanced Biofuels. Mr. Latkin worked for over ten years in Investment Banking at Citigroup, Morgan Stanley, and Fleet Boston Robertson Stephens. He also spent five years as a Co-Portfolio Manager for ING Investment Management. Mr. Latkin earned a B.A. in Political Science and History from Rutgers University and a M.B.A. in Finance from Columbia Business School.

Eric Curtis. Mr. Curtis has served as our Senior Vice President and Chief Operating Officer, or COO, since March 2020. Prior to joining us, he served as Chief Executive Officer and President of Centurion BioPharma, a biopharmaceutical research and development focused company and a private subsidiary of CytRx Corporation, from June 2018 to November 2019. Mr. Curtis was primarily responsible for the company’s corporate strategy, pipeline development plan and business development. Prior to that role, he was President and Chief Operating Officer of CytRx Corporation, a biopharmaceutical company focused in oncology, from February 2018 to March 2020. Mr. Curtis’ responsibilities included corporate strategy, pipeline development and investor relations. Before that, Mr. Curtis was principal of Curtis Biopharm Consulting where he led his consulting business to work with the chief executive officers of several biopharmaceutical companies on refining their company’s strategic product development, commercialization effectiveness and focusing resources from 2016 to February 2018. Before that, Mr. Curtis served as President, U.S. Commercial of Aegerion Pharmaceuticals, a biopharmaceutical company from 2014 to 2016. He led the commercial organization for U.S., represented commercial for global business development and was the lead of commercial for investor relations strategy and execution. Mr. Curtis earned his MBA from Pennsylvania State University, and his B.S. in Business and Psychology from the University of Pittsburgh.

Jamie McAndrew. Ms. McAndrew has served as the Company’s Senior Vice President, Chief Financial Officer, and principal financial officer since September 2024, and principal accounting officer since August 2023. Previously, from August 2023 to September 2024, she served as our Vice President, Controller, and Chief Accounting Officer. Having joined the Company as Manager of Accounting and Reporting in November 2013, Ms. McAndrew held various roles at the Company from 2013 to 2023, including Director of Accounting and Reporting, Controller, and Executive Director and Corporate Controller. Prior to joining the Company, from January 2008 to October 2013, Ms. McAndrew worked in public accounting, holding positions of increasing responsibility in transaction services and audit at KPMG LLP. Ms. McAndrew received her Bachelor of Arts in Philosophy and Political Science from Villanova University and her Master of Professional Accountancy from the J. Mack Robinson College of Business at Georgia State University. Ms. McAndrew is also a certified public accountant.

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

Non-Employee Directors

Mark Strobeck, Ph.D. Dr. Strobeck has served as a member of our Board since June 2023 and as Chairman of the Board since January 2025. He served as Lead Independent Director from August 2024 to December 2024. Dr. Strobeck has served as the President and Chief Executive Officer, and as a member of the board of directors, of Rockwell Medical, Inc., a biopharmaceutical company, since July 2022. Dr. Strobeck served as Managing Director of Aquilo Partners, LP, a life sciences investment bank, from May 2021 to June 2022. He previously served as Executive Vice President and Chief Operating Officer of Assertio Holdings, Inc., a pharmaceutical company, from May 2020 to December 2020. Prior to that, Dr. Strobeck was Executive Vice President and Chief Operating Officer of Zyla Life Sciences, a pharmaceutical company, from September 2015 through its merger with Assertio Holdings, Inc. in May 2020, and previously served as Zyla’s Chief Business Officer from January 2014 to September 2015. Before his employment at Zyla, he served as Zyla’s advisor from June 2012 to December 2013. From January 2012 to December 2013, he served as President and Chief Executive Officer and as a director of Corridor Pharmaceuticals, Inc., a pharmaceuticals company, which was acquired by AstraZeneca plc in 2014. From December 2010 to October 2011, Dr. Strobeck served as Chief Business Officer of Topaz Pharmaceuticals Inc., a specialty pharmaceutical company acquired by Sanofi Pasteur in 2011. From June 2010 to November 2010 and October 2011 to January 2012, Dr. Strobeck worked as a consultant. From January 2008 to May 2010, Dr. Strobeck served as Chief Business Officer of Trevena, Inc., a pharmaceutical company. Prior to joining Trevena, Dr. Strobeck held management roles at GlaxoSmithKline plc, a pharmaceuticals company, and venture capital firms SR One Limited and EuclidSR Partners, L.P. Dr. Strobeck currently serves on the board of directors of Horse Power For Life, a nonprofit organization dedicated to improving the quality of life for individuals diagnosed with cancer, a position he has held since 2012. Dr. Strobeck received his B.S. in Biology from St. Lawrence University in 1993 and his Ph.D. in Pharmacology and Biophysics from the University of Cincinnati in 1999 and completed his post-doctoral fellowship in Cardiovascular Gene Regulation at the University of Pennsylvania School of Medicine in 2001.

Dr. Strobeck ’ s experience within the biopharmaceutical industry  and his public company experience provide him with the qualifications and skills to serve on our Board.

Craig E. Fraser. Mr. Fraser has served as President and Chief Executive Officer, or CEO, and a member of the Board of Directors, or the Board, since February 1, 2016. In June 2023, Mr. Fraser was appointed to serve as Chairman of the Board and continued in that capacity until January 2025. He brings over 30 years of experience as a leader in drug development, fundraising, business development and commercial operations in building biopharmaceutical and device businesses for startups as well as larger companies. Prior to joining us, Mr. Fraser held executive positions at several biopharmaceutical companies, including Novelion as President and Chief Operating Officer from 2014 to 2015 and, prior to that, positions of increasing responsibility; as Vice President of Global Disease Areas at Pfizer from 2009 to 2011 and Vice President and Global Business Manager at Wyeth Pharmaceuticals from 2007 to 2009. Previously, Mr. Fraser served as Vice President, Sales & Marketing and Commercial Operations and as Vice President, Oncology Global Strategic Marketing at Johnson & Johnson; and as Gastroenterology Franchise Lead, National Sales Director - Immunology and Acute Cardiovasculars, and Marketing Director - Cardiovasculars and Diagnostics at Centocor and various sales and sales management positions prior to marketing roles. Mr. Fraser is a veteran of both the U.S. Marine Corps and the U.S. Army. Mr. Fraser does not serve on any other public company boards. Mr. Fraser received his B.S. degree in Public Administration from Slippery Rock University of Pennsylvania.

Mr. Fraser’s knowledge of our business as well as his extensive leadership and biopharmaceutical industry experience provide him with the qualifications and skills to serve on our Board.

Leanne Kelly. Ms. Kelly has served as a member of the Board since January 2025. She also currently serves as the Chief Financial Officer of GRI Bio, Inc., a biotechnology company advancing cell modulators for the treatment of inflammatory, fibrotic and autoimmune diseases, and has served in this role since April 2023. She brings over 20 years of experience leading private and publicly traded companies across life science, technology and e-Commerce sectors with a foundation in public accounting. From May 2021 until Vallon Pharmaceuticals, Inc.’s merger with GRI Bio, Inc. in April 2023, she served as Chief Financial Officer of Vallon Pharmaceuticals, Inc. From 2016 to 2021, she served as Controller and Executive Director, Global Financial Reporting at OptiNose, Inc., a multi-million dollar revenue specialty pharmaceutical company. Over the course of her career, she has held Senior Vice President of Finance, Controller and Chief Financial Officer positions in private and public companies such as Flower Orthopedics, Iroko Pharmaceuticals, LLC and Genaera Corporation. Ms. Kelly began her career as an auditor with KPMG LLP. While serving in those roles, Ms. Kelly’s work included multi-million dollar financings, M&A diligence and support. She also has experience in financial oversight, internal and external financial reporting, forecasting and financial analysis, as well as investor and public relations. Ms. Kelly received her B.Sc. in Business Economics with a concentration in Accounting from Lehigh University and is a licensed CPA (inactive status) in the state of Pennsylvania.

Ms. Kelly’s experience within the biopharmaceutical industry and her public company experience provide her with the qualifications and skills to serve on our Board.

Saundra Pelletier. Ms. Pelletier has served as a member of our Board since August 2024. Ms. Pelletier has served as Chief Executive Officer of Evofem Biosciences, Inc., a clinical-stage biopharmaceutical company, since February 2015 and currently serves as interim chair of its board of directors since November 2021. From 2009 to 2016, Ms. Pelletier was the founding Chief Executive Officer of WomanCare Global, an international non-profit organization focused on empowering, educating and enabling women and girls to make informed choices about their health and creating sustainable supply chains that delivered products to women in more than 100 developing countries. Earlier in her career, Ms. Pelletier served as Corporate Vice President and Global Franchise Leader for G.D. Searle, where she managed a business unit focused on women’s healthcare, and Vice President of Pharmaceuticals for Women First Healthcare. Among her many honors, Ms. Pelletier was named a “New Champion for Reproductive Health” by the United Nations Foundation, awarded the Athena San Diego Pinnacle Award for Life Sciences, and named San Diego Business Journal’s 2019 Businesswoman of the Year. She has served as a member of the board of directors of TRACON Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, since March 2020. Ms. Pelletier received her B.S. in Business Administration and her Honorary Doctor of Business Administration from Husson University.

Ms. Pelletier’s experience on the boards of public life science companies and leadership as a chief executive officer provide her with the qualifications and skills to serve on our Board.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Leadership Structure

Our Board is currently composed of five members. In accordance with our Amended and Restated By-Laws, or By-Laws, each director is elected at our Annual Meeting of Stockholders. Each director holds office until our next Annual Meeting of Stockholders and until his or her successors have been duly elected and qualified, or until such director’s death, or until such director shall have resigned, or have been removed.

We believe that our Board should remain free to configure the leadership of our Board and us in a way that best serves our interests and the interest of our stockholders at the time and, accordingly, has no fixed policy with respect to combining or separating the offices of the Chairman of the Board and the CEO. Effective in January 2025, Dr. Strobeck was appointed to serve as Chairman of our Board. Accordingly, we currently have separate individuals serving in the roles of Chairman of the Board and Chief Executive Officer in recognition of the differences between the two roles. The Board believes that the decision as to whether the positions of Chairman and Chief Executive Officer should be combined or separated, and whether an executive or an independent director should serve as Chairman if the roles are split, should be based upon the particular circumstances facing the Company. The Board believes that it is important to retain the flexibility to allocate the responsibilities of the offices of Chairman of the Board and Chief Executive Officer in any manner that it determines to be in the best interests of the Company and its stockholders. Our Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer, prepares the agendas for board meetings, determines materials to be distributed to the Board, and presides over the meetings of the Board. We believe this balance of shared leadership between the two positions is appropriate and is a strength for the Company. Our Board will continue to evaluate its leadership structure in light of changing circumstances and will make changes at such times as it deems appropriate.

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

Audit Committee

Our Audit Committee consists of Ms. Kelly, Ms. Pelletier, and Dr. Strobeck, with Ms. Kelly serving as Chair of our Audit Committee.

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

The Board has adopted a written Audit Committee Charter. The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in its Charter, are intended to be in accordance with certain listing requirements of Nasdaq and the rules of the SEC for corporate audit committees. The Audit Committee Charter may be found on our website at www.windtreetx.com. All members of our Audit Committee are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules and the financial sophistication requirements of the SEC rules. The Board has determined that Ms. Kelly is an “audit committee financial expert” as defined under SEC rules.

Compensation Committee

Our Compensation Committee consists of Ms. Pelletier and Dr. Strobeck, with Ms. Pelletier serving as Chair of our Compensation Committee. Each member of the Compensation Committee (i) meets the requirements for independence under the current Nasdaq Listing Rules, and (ii) is a non-employee director, as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

AON Consulting, Inc., or AON, served as our executive compensation consultant from 2023 to 2024. Through this assignment, AON has provided various executive compensation services to the Compensation Committee, including advising the Compensation Committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program design and our award values in relation to performance. Upon request by the Compensation Committee, a representative of AON attended certain Compensation Committee meetings. AON does not provide services to us other than with regard to its advice to the Compensation Committee on executive and director compensation matters. The Compensation Committee determined AON to be independent under the Nasdaq and SEC regulations.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Strobeck and Ms. Pelletier, with Dr. Strobeck serving as Chair of our Nominating and Corporate Governance Committee. Each member of the Nominating and Corporate Governance Committee meets the requirements for independence under the listing requirements of Nasdaq.

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

Evaluating Board Effectiveness

The Board is committed to continuous improvement and conducting annual self-evaluations as an important tool for evaluating effectiveness. The Board and each Committee conduct an annual self-evaluation of their performance and effectiveness.

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

Restrictions on The Hedging and Pledging of Windtree Shares

Pursuant to our Insider Trading Policy, which applies to all officers, all directors and all of our employees and any of our subsidiaries, or the Covered Individuals, the Covered Individuals are prohibited from purchasing securities or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of any equity security of Windtree or any such subsidiary. Covered Individuals are also prohibited from selling “short” any securities of those companies.

Covered Individuals are further prohibited from holding any equity securities of Windtree or any such subsidiary in a margin account or otherwise pledging such securities as collateral for a loan.

These prohibitions also apply to family members living in the same household as Covered Individuals, as well as entities influenced or controlled by the Covered Individuals.

Limitations on Liability and Indemnification of Officers and Directors

The Delaware General Corporation Law, or DGCL, authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. Our certificate of incorporation, as amended and restated, includes a provision that eliminates the personal liability of directors for monetary damages for any breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate the rights of the Company and its stockholders, through stockholders’ derivative suits on the Company’s behalf, to recover monetary damages from a director for breach of fiduciary duty as a director, including breaches resulting from grossly negligent behavior. However, exculpation does not apply to any director if the director has acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper benefit from his or her actions as a director.

Our bylaws provide that we must indemnify and advance expenses to directors and officers to the fullest extent authorized by the DGCL. We have entered into agreements with our officers and directors to provide contractual indemnification and have purchased directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

There is currently no pending material litigation or proceeding involving any of our respective directors, officers or employees for which indemnification is sought.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires our directors, certain officers, and beneficial owners of more than ten percent of our common stock to file reports with the SEC indicating their holdings of and transactions in our equity securities, and to provide copies of such reports to us. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2024 fiscal year by our directors and officers.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

Overview

Our executive compensation program is designed to attract, motivate, incentivize and retain our executive officers who contribute to our long-term success. Pay that is competitive, rewards performance and effectively aligns the interests of our executive officers with those of our long-term stockholders is key to our compensation program design and decisions. We structure our executive compensation programs to be weighted towards long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

Our named executive officers, or NEOs, for the year ended December 31, 2024 consists of our principal executive officer, former principal executive officer, and our two other most highly compensated executive officers, are:

●	Jed Latkin, our President and CEO;

●	Craig E. Fraser, our former President and CEO;

●	Steven G. Simonson, M.D., our Senior Vice President and CMO; and

●	Eric Curtis, our Senior Vice President and COO.

2024 Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our NEOs for services rendered during the years ended December 31, 2024 and 2023.

		Salary	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Jed Latkin	2024	$46,442	$-	$-	$22,579	$69,021
President and CEO	2023	-	-	-	-	-
Craig E. Fraser	2024	568,374	-	-	14,904	583,278
Former President and CEO	2023	557,300	55,499	70,926	9,900	693,625
Steven G. Simonson, M.D.	2024	458,100	-	-	10,350	468,450
Senior Vice President and CMO	2023	438,100	19,199	24,535	9,900	491,734
Eric Curtis (4)	2024	401,400	-	-	10,140	411,540
Senior Vice President and COO	2023	401,400	17,747	22,680	9,900	451,727

(1)

Represents the aggregate grant date fair value of restricted stock unit awards, or RSUs, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Stock Compensation, or ASC Topic 718, and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in the section titled, “Note 16 - Stock Options and Stock-based Employee Compensation.” The amount reported in this column reflects the accounting costs for these RSUs and does not correspond to the actual economic value that may be received by our named executive officers upon the vesting and/or settlement of the RSUs. No RSUs were granted during 2024

(2)

Represents the aggregate grant date fair value of option awards computed in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in the section titled, “Note 16 - Stock Options and Stock-based Employee Compensation.” The amount reported in this column reflects the accounting costs for these option awards and does not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the stock options or the sale of the underlying shares of common stock. No option awards were granted during 2024.

(3)	For 2024, the amount reported includes a matching contribution under the Company’s 401(k) plan for each of the named executive officers as follows: Mr. Fraser received $9,488, Dr. Simonson received $10,350, and Mr. Curtis received $10,140. Mr. Latkin joined the Board on August 13, 2024, and participated in the Non-Employee Director Compensation Policy until his appointment as President and Chief Executive Officer on December 1, 2024. At that time, he ceased to participate in the Non-Employee Director Compensation Policy. Mr. Fraser retired as President and Chief Executive Officer effective as of December 1, 2024, but he continued to serve as Chairman of the Board through the end of 2024. As a result, he commenced participation in the Non-Employee Director Compensation Policy on December 1, 2024. For each of Mr. Latkin and Mr. Fraser, the amounts reported in this column also include the cash amounts received by each of them under the Non-Employee Director Compensation Policy for his service as a non-employee director in 2024. Also included for Mr. Latkin is a $4,590 reimbursement for legal expenses related to the review of his employment agreement.

(4)	Includes accrued but unused vacation pay that was due upon Mr. Fraser’s retirement.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities, long term incentive compensation in the form of equity awards and other benefits, as described below.

Base Salary

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the NEO’s skill set, experience, role, responsibilities, and contributions. The Compensation Committee established an initial base salary for Mr. Latkin of $557,300, which was negotiated at the time of his appointment on December 1, 2024. Effective January 1, 2024, the base salary for Dr. Simonson increased from $438,100 to $458,100.

Annual Cash Bonus Opportunities

The performance-based cash bonus opportunity for each of our NEOs is expressed as a percentage of the applicable NEO’s base salary that can be achieved at a target level by meeting predetermined corporate and individual performance objectives. Each executive’s target bonus for the year is set forth in their employment agreements, as may be amended by the Compensation Committee from time to time. For 2024, the Compensation Committee recommended, and the Board approved, the following target bonus opportunities: Mr. Fraser – 50% of base salary, and each of Dr. Simonson and Mr. Curtis – 40% of base salary. The Board established an initial target bonus opportunity for Mr. Latkin of 50% of his base salary, which was negotiated at the time of his appointment on December 1, 2024, and pro-rated based on the time served in that role. No bonus payments were made for the 2023 or 2024 performance year.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our NEOs. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Our Board or Compensation Committee approves equity grants in its discretion, which have historically been in the form of stock options and RSUs.

In connection with the appointment of Mr. Latkin as President and Chief Executive Officer on December 1, 2024, the Board approved, subject to approval by the stockholders of an amendment to the 2020 Equity Incentive Plan, the grant of a stock option to Mr. Latkin covering 2.5% of the total number of outstanding shares of all Common Stock as of the date the Company filed a definitive proxy statement with the SEC seeking approval of the amendment. Such approval has not been obtained as of April 10, 2025. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for more information regarding equity awards made to our NEOs.

Other Benefits

We currently provide health and welfare benefits that are available to all of our employees, including our NEOs, including health, dental, life, vision and disability insurance.

In addition, we maintain, and the NEOs participate in, our 401(k) Plan that is intended to be qualified under Section 401(a) of the Code and that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis and under which we are permitted to make discretionary employer contributions. The 401(k) Plan also includes a discretionary company match in an amount per participant equal to 50% of each participant’s contribution (up to a maximum of 6% of the participant’s base salary). Matching contributions were made in 2023 to 2024.

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Compensation Recovery (i.e., "Clawback") Policy

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our Company that has not been publicly disclosed. Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

Executive Employment Agreements

We are party to executive employment agreements, or the Executive Agreements, as amended from time to time, with each of our NEOs, the key terms of which are described below.

Mr. Latkin’s Employment Agreement

We entered into an employment agreement with Mr. Latkin, effective December 1, 2024. Mr. Latkin’s employment agreement provides for an annual base salary of $557,300 and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 50% of his base salary (and pro-rated for 2024). Subject to approval by the stockholders of an amendment to the 2020 Equity Incentive Plan, Mr. Latkin will receive a stock option covering 2.5% of the total number of outstanding shares of all Common Stock as of the date the Company filed a definitive proxy statement with the SEC seeking approval of the amendment. Such approval has not been obtained as of April 10, 2025.

If Mr. Latkin’s employment is terminated by us without Cause or by Mr. Latkin for Good Reason prior to a Change of Control (as such terms are defined in the employment agreement) or after the 2nd anniversary of a Change of Control, Mr. Latkin will be eligible to receive the following, in addition to any amounts or benefits that are due under any of our vested plans or other policies, and on the condition that he enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, provided that all of our obligations shall cease if Mr. Latkin engages in a material breach of the employment agreement, or his restrictive covenant obligations, and fails to cure such breach within five business days after receipt from us of notice of such breach:

●

A pro rata bonus equal to a percentage of Mr. Latkin’s target bonus amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days Mr. Latkin was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination;

●

A severance amount equal to the sum of Mr. Latkin’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the target bonus amount, payable in equal installments in accordance with our regular payroll schedule from the date of termination to the date that is 12 months after the date of termination, or the Severance Period;

●	All vested stock options and other similar equity awards held by Mr. Latkin shall continue to be exercisable during the Severance Period; and

●

During the Severance Period, if Mr. Latkin elects to continue medical benefits through the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, we will continue to pay our costs of Mr. Latkin’s and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer.

If Mr. Latkin’s employment is terminated by us without Cause or by Mr. Latkin for Good Reason prior to but in connection with a Change of Control or prior to the 2nd anniversary of a Change of Control, Mr. Latkin will be eligible to receive the following, in addition to any amounts or benefits that are due under any of our vested plans or other policies, and on the condition that he enters into a separation agreement containing a final and effective plenary release of claims in a form acceptable to us, provided that all of our obligations shall cease if Mr. Latkin engages in a material breach of the employment agreement, or his restrictive covenant obligations, and fails to cure such breach within five business days after receipt from us of notice of such breach:

●

A pro rata bonus equal to Mr. Latkin’s target bonus amount and prorated for the number of days Mr. Latkin was employed in the year of termination, payable in a lump sum within 10 days after the date of termination;

●

A severance amount equal to 1.5 times the sum of Mr. Latkin’s base salary then in effect (determined without regard to any reduction constituting Good Reason) and the target bonus amount, payable in a lump sum within 10 days after the date of termination except in certain limited circumstances;

●	All equity awards held by Mr. Latkin shall accelerate and become fully vested and all stock options shall continue to be exercisable for the remainder of their stated terms; and

●

For a period of 18 months following the termination date, if Mr. Latkin elects to continue medical benefits through COBRA, we will continue to pay our costs of Mr. Latkin and his dependents’ benefits as in effect on the date of termination as such benefits are provided to active employees, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer.

In addition, upon a Change of Control, for a period of 24 months after the date of the Change of Control and provided that Mr. Latkin is employed on the last day of a fiscal year ending in that period, Mr. Latkin will be entitled to an annual bonus at least equal to Mr. Latkin’s target bonus amount, payable no later than March 15 in the next succeeding fiscal year.

Mr. Latkin’s employment agreement includes 12-month post-employment non-competition and non-solicitation covenants and provides for confidentiality and the assignment to us of all intellectual property.

Mr. Fraser’s Employment Agreement

We entered into an employment agreement with Mr. Fraser, effective February 1, 2016, which was subsequently amended. Mr. Fraser’s employment agreement provided for an annual base salary, which in 2024 was $557,300, and eligibility to receive an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 50% of his base salary.

The employment agreement also provided certain severance opportunities, which were substantially similar to the severance terms of Mr. Latkin’s employment agreement.  Mr. Fraser’s employment agreement terminated on December 1, 2024, in connection with his retirement.  Mr. Fraser was not entitled to any severance benefits upon his retirement.

Dr. Simonson’s Employment Agreement

We are a party to an employment agreement with Dr. Simonson, which was effective December 19, 2014, as subsequently amended on December 29, 2014 and March 13, 2018. Dr. Simonson’s employment agreement provides for an annual base salary, which in 2024 was $458,100, and an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 40% of his annual base salary.

The employment agreement provides for Dr. Simonson to receive severance upon termination without Cause or by Dr. Simonson with Good Reason (as such terms are defined in the employment agreement) of (a) continued payment of base salary and subsidized COBRA benefits for 12 months following termination, which obligation terminates in the event substantially similar coverage (determined on a benefit-by-benefit basis) is provided by a subsequent employer, (b) a pro rata bonus equal to a percentage of Dr. Simonson’s target bonus amount determined by dividing the total actual bonuses paid to other contract executives for the year in which the termination occurs by the aggregate of such other contract executives’ total target bonuses for that year, and further prorated for the number of days Dr. Simonson was employed in the year of termination, payable at the time that other contract executives are paid bonuses with respect to the year of termination, and, (c) during the 12-month period following termination, all vested stock options and similar equity awards held by Dr. Simonson shall continue to be exercisable (such benefits, the Simonson Severance Benefits).

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

Mr. Curtis’s Employment Agreement

We are a party to an employment agreement with Mr. Curtis, which was effective March 1, 2020. Mr. Curtis’s employment agreement provides for an annual base salary, which in 2024 was $401,400, and an annual incentive-based cash bonus, which may be awarded at the discretion of the Compensation Committee, with a target amount equal to 40% of his annual base salary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable (1)	Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)(4)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)(4)
Craig E. Fraser	12/24/18	9	-	565,178.50	12/24/28
	03/19/19	1	-	575,893.00	03/19/29
	01/22/21	6	-	242,857.00	01/22/31
	03/04/22	6	-	45,535.50	03/04/32	1	$17.47
	08/23/23	26	51	1,080.50	08/23/33	34	$593.81
Steven G. Simonson, M.D.	12/24/18	6	-	565,178.50	12/24/28
	01/22/21	3	-	242,857.00	01/22/31
	03/04/22	2	-	45,535.50	03/04/32
	08/23/23	9	18	1,080.50	08/23/33	12	$209.58
Eric Curtis	07/29/20	5	-	341,518.00	07/29/30
	01/22/21	1	-	242,857.00	01/22/31
	03/04/22	2	-	45,535.50	03/04/32
	08/23/23	8	16	1,080.50	08/23/33	11	$192.12

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

(3)

The market value of the unvested RSUs is calculated based on the number of RSUs at December 31, 2024 and the closing market price of our common stock on December 31, 2024, the last trading day of 2024, of $17.47 per share.

(4)	All unvested equity awards for our named executive officers are subject to vesting acceleration under certain circumstances, as described in the section titled “Executive Employment Agreements” above.

Director Compensation

Non-Employer Director Compensation Policy

Pursuant to our Non-Employee Director Compensation Policy in place during 2024, our non-employee directors were eligible to receive annual cash retainers, paid on a quarterly basis, as set forth in the table below.

Non-Employee Director Compensation Policy
Quarterly Cash Retainer ($)
Board Member	$10,000
Additional Board Chair	6,250
Additional Lead Independent Director	875
Additional Quarterly Retainers
Audit Committee
Chair	3,750
Member	1,750
Compensation Committee
Chair	2,500
Member	1,250
Governance Committee
Chair	1,875
Member	1,000

EQUITY
Initial Equity Grant	Option to purchase shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board
Annual Equity Grant	Option to purchase shares of common stock, vesting in three equal annual installments, beginning on the first anniversary of the grant date and subject to the director’s continued service on the Board

Cash fees are paid quarterly and are typically pro-rated for non-employee directors who do not serve a full quarter. Our non-employee directors are also reimbursed for their business-related expenses incurred in connection with attendance at Board and committee meetings and related activities.

2024 Director Compensation

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered during the year ended December 31, 2024. by our non-employee directors. As noted above, Mr. Latkin joined the Board on August 13, 2024, and participated in the Non-Employee Director Compensation Policy until his appointment as President and Chief Executive Officer on December 1, 2024. At that time, he ceased to participate in the Non-Employee Director Compensation Policy. Mr. Fraser retired as President and Chief Executive Officer effective as of December 1, 2024, but continued to serve as Chairman of the Board. As a result, he commenced participation in the Non-Employee Director Compensation Policy on December 1, 2024. The amounts received by each of Mr. Latkin and Mr. Fraser under the Non-Employee Director Compensation Policy are reported in the Summary Compensation Table, above.

	Fee Earned or Paid in Cash	Total
Name of Non-Employee Director	($)	($)(3)
Daniel E. Geffken (1)	37,011	37,011
Robert Scott, M.D.	39,035	39,035
Leslie J. Williams (1)	35,777	35,777
Mark Strobeck, Ph.D.	56,215	56,215
Saundra Pelletier (2)	23,372	23,372

(1)	Daniel Geffken and Leslie J. Williams resigned from our Board effective On August 13, 2024.
(2)	Saundra Pelletier was appointed to the Board effective August 13, 2024.
(3)	As of December 31, 2024: Mr. Strobeck held RSUs representing the contingent right to receive 2 shares of our common stock and options to purchase 4 shares of our common stock. Mr. Geffken, Dr. Scott, Ms. Williams, and Ms. Pelletier did not hold any RSUs or options as of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table describes as of December 31, 2024 the number of shares of our common stock issuable upon exercise of outstanding awards under our 2020 and 2011 Plans.

Plan Category (in whole numbers)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2020 Long-Term Incentive Plan (2)	414	$13,704.73	17
2011 Long-Term Incentive Plan (3)	30	538,784.16	-
Total	444	$49,502.37	17

(1)	Represents the weighted-average exercise price of outstanding stock options and does not include RSUs.
(2)	All shares that were available under the 2020 Plan, including any that are expired, forfeited or otherwise returnable to the 2020 Plan are transferred to and become available for grant under the 2020 Plan. All awards granted under the 2020 Plan continue to be governed by the terms of the 2020 Plan and the award agreements.
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

Security Ownership of Certain Beneficial Owners and Management

Based solely upon information made available to us, the following table sets forth information as of April 15, 2025 regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our NEOs and directors; and

●	all of our executive officers as a group.

The percentage of common stock outstanding is based on 3,555,953 shares of our common stock outstanding as of April 15, 2025. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2025 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Windtree Therapeutics, Inc. 2600 Kelly Road, Suite 100, Warrington, PA 18976.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Named Executive Officers
Jed Latkin	-	-%
Craig E. Fraser (1)	9,779	*	%
Steven G. Simonson, M.D. (2)	6,668	*	%
Eric Curtis (3)	17	*	%
Mark Strobeck, Ph.D. (4)	6	*	%
Leanne Kelly	-	-%
Saundra Pelletier	-	-%
Executive Officers and Directors as a group (8 persons)	16,505	*	%

*	Less than 1%
(1)

Consists of 13 shares of common stock, 9,638 shares of common stock underlying 19 preferred shares, 80 shares of July 2024 Warrants to purchase 80 shares of common stock exercisable within 60 days of April 10, 2025, and options to purchase 48 shares of common stock exercisable within 60 days of April 10, 2025.

(2)

Consists of 1 share of common stock, 6,594 shares of common stock underlying 13 preferred shares, 53 shares of July 2024 Warrants to purchase 53 shares of common stock exercisable within 60 days of April 10, 2025, and options to purchase 20 shares of common stock exercisable within 60 days of April 10, 2025.

(3)	Consists of 1 shares of common stock and options to purchase 16 shares of common stock exercisable within 60 days of April 10, 2025.
(4)	Consists of 2 shares of common stock and options to purchase 4 shares of common stock exercisable within 60 days of April 10, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

We describe below transactions and series of similar transactions, since January 1, 2023 or currently proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded $120,000; and

●

any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, which are described where required under the sections titled “Management—Board Leadership Structure” and “Executive and Director Compensation.”

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Our management is responsible for determining whether a transaction is a related party transaction subject to our policy, and upon such determination, is responsible for disclosing the material facts concerning the transaction and the related party’s interest in our transaction to our Audit Committee. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances with respect to the transaction and shall evaluate all available options, including ratification, revision or termination of the transaction. All of the transactions described below either were approved or ratified in compliance with this policy.

Related Person Transactions

Since January 1, 2023, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Lee’s Pharmaceutical Holdings Limited and Affiliates

We have received substantial support from Lee’s Holdings. Lee’s Holdings is a company incorporated in the Cayman Islands with limited liability, whose common stock is listed on the Hong Kong Stock Exchange. As of January 9, 2023, Lee’s Holdings’ beneficial ownership of our issued and outstanding shares of common stock was approximately 14%. As of December 31, 2024, Lee's Holdings' beneficial ownership of our issued and outstanding shares of common stock was de minimis.

A&R License Agreement (August 2022)

On August 17, 2022, we entered into an Amended and Restated License, Development and Commercialization Agreement, or the A&R License Agreement, with Lee’s (HK), and Zhaoke Pharmaceutical (Hefei) Co. Ltd., or Zhaoke, a company organized under the laws of the People’s Republic of China, effective as of August 9, 2022. We refer to Zhaoke and Lee’s (HK) together as the “Licensee.” The A&R License Agreement amends, restates, and supersedes the License, Development and Commercialization Agreement between us and Lee’s (HK) dated as of June 12, 2017, as amended (the “Original License Agreement”).

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

License, Development and Commercialization Agreement (January 2024)

On January 12, 2024, we entered into a License, Development and Commercialization Agreement with Lee’s (HK) effective as of January 7, 2024 (the “Lee’s (HK) 2024 License Agreement”). Under the Lee’s (HK) 2024 License Agreement, we granted an exclusive license, with a right to sublicense, to develop, register, make, use, sell, offer for sale, import, distribute and otherwise commercialize products that incorporate istaroxime for intravenous administration, rostafuroxin for oral administration, and our proprietary dual-mechanism SERCA2a activators for intravenous or oral administration (collectively, the “Products” and each, a “Product”), in each case for the prevention, mitigation and/or treatment of any disease, disorder or condition in humans including acute decompensated heart failure, cardiogenic shock, and chronic use following discharge of an individual hospitalized for acute decompensated heart failure, or Field, in the People’s Republic of China, Hong Kong, Macau, Taiwan, Singapore, South Korea, Thailand, Vietnam, Brunei, Myanmar, Cambodia, East Timor, Indonesia, Laos, Malaysia, and the Philippines (the “New Licensed Territory”).

Under the Lee’s (HK) 2024 License Agreement, we may receive up to $3.1 million in potential upfront pre-development, development, clinical, and regulatory milestone payments and up to $135.25 million in sales milestone payments. We are also entitled to receive a low double-digit percentage of Lee’s (HK) non-royalty sublicense income.

We are eligible to receive tiered royalties based on a percentage of Net Sales (as defined in the Lee’s (HK) 2024 License Agreement) that ranges from low single-digit to low double-digit percentages, depending on the Product. Royalties are payable on a product-by-product and country-by-country basis until the latest of (i) the expiration of the last valid patent claim covering the Product in the country of sale, (ii) the expiration or revocation of any applicable regulatory exclusivity in the country of sale, and (iii) ten years after the first commercial sale of the Product in the country of sale. Thereafter, in consideration of licensed rights other than patent rights, royalties shall continue for the commercial life of each Product but at substantially reduced rates. In addition, the royalty rates are subject to reduction by as much as 50% in a given country based on generic competition in such country.

For additional information regarding the Lee’s (HK) 2024 License Agreement, see our Current Report on Form 8-K filed with the SEC on January 17, 2024 and the full Lee’s (HK) 2024 License Agreement that is incorporated by reference as an exhibit in this Annual Report on Form 10-K.

As of April 10, 2025, no revenue has been recognized under the Lee’s (HK) 2024 License Agreement. Clinical, regulatory and commercialization milestones under the Lee’s (HK) 2024 License Agreement were excluded from the transaction price, as all milestone amounts were fully constrained under the guidance. Consideration related to sales-based milestones and royalties under the Lee’s (HK) 2024 License Agreement will be recognized when the related sales occur, provided that the reported sales are reliably measurable and that we have no remaining performance obligations, as such sales were determined to relate predominantly to the license granted to Lee’s (HK) and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Panacea Venture Management Company Ltd.

As of January 9, 2023, Panacea Venture Management Company Ltd.’s, or Panacea’s, beneficial ownership of our issued and outstanding shares of common stock was approximately 9%. As of December 31, 2024, Panacea's beneficial ownership of our issued and outstanding shares of common stock was de minimis. James Huang, who in connection with the CVie Acquisition in December 2018 was appointed as a director and Chairman of our Board, is a founding and Managing Partner to Panacea. On April 18, 2023, Mr. Huang resigned as a member of the Board.

February 2023 Warrant Exercise Inducement Offer Letter

On February 21, 2023, we entered into a warrant exercise inducement offer letter with Panacea Venture Healthcare Fund I, L.P., a holder of certain of our: (i) warrants issued in July 2018 to purchase 1 share of common stock with an exercise price of $540,000.00 per share; (ii) warrants issued in December 2018 to purchase 11 shares of common stock with an exercise price of $546,750.00 per share; (iii) warrants issued in December 2019 to purchase 6 shares of common stock with an exercise price of $544,050.00 per share; and (iv) warrants issued in May 2020 to purchase 6 shares of common stock with an exercise price of $358,875.00 per share (collectively, the February 2023 Existing Warrants).

Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $6,354.00 per share. Additionally, the exercising holder agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 25 shares of common stock in exchange for our agreement to issue to such exercising holder new warrants, or the February 2023 New Warrants, to purchase up to an aggregate of 49 shares of common stock. We received aggregate gross proceeds of approximately $157,000 from the exercise of the February 2023 Existing Warrants by the exercising holders.

Each February 2023 New Warrant is exercisable into shares of common stock at a price per share of $9,684.00, is exercisable six months following its date of issuance, or the initial exercise date, and will expire on the fifth anniversary the initial exercise date. Subject to limited exceptions, Panacea will not have the right to exercise any portion of its February 2023 New Warrants if Panacea (together with Panacea’s affiliates, and any persons acting as a group together with Panacea or any of Panacea’s affiliates) would beneficially own a number of shares of our common stock in excess of 19.99% of our total shares of common stock outstanding.

Other Transactions

We have granted stock options and restricted stock units to our named executive officers and certain of our directors. See “Item 11—Executive Compensation - Outstanding Equity Awards at Fiscal Year-End” for a description of these stock options.

We have entered into change of control and severance agreements with certain of our executive officers that provide for certain severance and change in control benefits. See “Item 11—Executive Compensation - Executive Employment Agreements.”

Director Independence

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director, our Board has determined that each of our directors, and directors whom have served on our Board since the beginning of the 2024 fiscal year, with the exception of Mr. Latkin and Mr. Fraser, does or did not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent under the listing rules of Nasdaq. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described above.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements, our amended and restated Certificate of Incorporation, as amended, or our Certificate of Incorporation, and our By-Laws, require us to indemnify directors to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees, Audit-Related Fees, Non-Audit Fees, Tax Fees and Other Fees

The following table sets forth all fees paid or accrued by us for professional services rendered by EisnerAmper LLP, our independent registered public accounting firm during the years ended December 31, 2024 and 2023:

Service	2024	2023
Audit Fees	$534,450	$368,550
Tax Fees	42,000	-
Total fees	$576,450	$368,550

“Audit fees” include fees incurred for: (i) professional services rendered for the audit of our annual financial statements; (ii) the review of quarterly financial statements, (iii) issuance of consents associated with the filing of registration statements; and (iv) delivery of auditor comfort letters.

“Tax fees” consisted of all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including an Internal Revenue Code Section 382 study.

The Audit Committee considered whether the provision of all other services by EisnerAmper LLP is compatible with maintaining the independence and has concluded that EisnerAmper LLP is independent.

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

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2024.

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

3.1

Amended and Restated Certificate of Incorporation, including Certificate of Designation of Designations of Series B Convertible Preferred Stock of Windtree (incorporated by reference to Exhibit 3.1 to Windtree's Registration Statement on Form S-1, as filed with the SEC on May 9, 2024).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 11, 2022).

3.3	Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 18, 2025).

4.1	Form of Warrant dated October 10, 2014 (incorporated by reference to Exhibit 4.11 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2014).

4.2	Form of Series A Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.3	Form of Series B Warrant dated July 22, 2015 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2015).

4.4	Form of Series A-1 Warrant dated February 13, 2017 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 15, 2017).

4.5	Form of Series C Warrant dated April 4, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

4.6	Form of Series D Warrant dated July 2, 2018 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

4.7	Form of Series E Warrant dated December 11, 2018 (incorporated by reference to Exhibit 4.7 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

4.8	Form of Series F Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.9	Form of Series G Warrant dated December 24, 2018 (incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.10	Form of Series H Warrant dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018).

4.11	Form of Series I Warrant dated December 6, 2019 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

4.12	Form of Series F Warrant Amendment No. 1 dated April 24, 2020 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020).

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

4.15	Form of Warrant issued in the Company’s March 2021 underwritten public offering of securities (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2021).

4.16	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

4.17	Form of Common Stock Purchase Warrant dated February 21, 2023 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

4.18	Form of Common Warrant (incorporated by reference to Exhibit 4.19 to Windtree’s Registration Statement on Form S-1/A (File No. 333-269775), as filed with the SEC on April 7, 2023).

4.19	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 to Windtree’s Registration Statement on Form S-1/A (File No. 333-269775), as filed with the SEC on April 7, 2023).

4.20	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.21 to Windtree’s Registration Statement on Form S-1/A (File No. 333-269775), as filed with the SEC on April 7, 2023).

4.21	Warrant Agency Agreement (including form of global Common Warrant), dated April 24, 2023, by and between Windtree and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 24, 2023).

4.22	Form of Common Stock Warrant issued in the Company’s private placement on July 18, 2024 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024).

4.23	Form of Common Stock Warrant issued in the Company’s July 2024 private placement on July 26, 2024 (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 29, 2024).

4.24	Form of 10% Convertible Note (incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024).

4.25	Convertible Promissory Note, dated June 26, 2024, between Windtree and Seven Knots, LLC (incorporated by reference to Exhibit 4.1 to Windtree’s Form 8-K, as filed with the SEC on July 1, 2024).

4.26	Form of Senior Unsecured Promissory Note due 2025 (incorporated by reference to Exhibit 4.1 to Windtree’s Form 8-K, as filed with the SEC on July 10, 2024).

4.27	Form of Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.2 to Windtree’s Form 8-K, as filed with the SEC on July 10, 2024).

4.28	Form of Conversion Notice for Series C Convertible Preferred Stock from January 2025 (incorporated by reference to Exhibit 4.1 to Windtree’s Form 8-K, as filed with the SEC on January 27, 2025).

4.29	Form of Senior Secured Note due in 2026 (incorporated by reference to Exhibit 4.1 to Windtree’s Form 8-K, as filed with the SEC on March 24, 2025).

4.30*	Description of Securities.

10.1†	Sublicense Agreement dated October 28, 1996 between Johnson & Johnson, Ortho Pharmaceutical Corporation and Acute Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to Windtree’s Registration Statement on Form SB-2/A, as filed with the SEC on April 18, 1997 (Commission File Number 333-19375)).

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

10.30

Lease Agreement dated May 26, 2004, between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007).

10.31	First Amendment to Lease Agreement, dated April 2, 2007, between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 6, 2007).

10.32

Second Amendment to Lease Agreement dated January 3, 2013 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 8, 2013).

10.33	Third Amendment to Lease Agreement dated November 24, 2014 between TR Stone Manor Corp. and Windtree (incorporated by reference to Exhibit 10.29 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023).

10.34

Fourth Amendment to Lease Agreement dated April 29, 2016, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 31, 2016).

10.35

Fifth Amendment to Lease Agreement dated February 23, 2018, between PH Stone Manor LP and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 1, 2018).

10.36†

Supply Agreement dated December 22, 2010 between Corden Pharma (formerly Genzyme Pharmaceuticals LLC, now known as Corden Pharma) and Windtree (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 29, 2010).

10.37

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

10.39

Registration Rights Agreement dated March 30, 2018, between Windtree and LPH II Investments Limited (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 4, 2018).

10.40††

Collaboration Agreement dated as of October 14, 2014, by and between Battelle Memorial Institute and Discovery Laboratories, Inc. (predecessor-in-interest to Windtree) (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 16, 2020).

10.41

Payment Restructuring Agreement effective December 7, 2018, between Windtree and Battelle Memorial Institute (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 7, 2018).

10.42

Amendment No. 1 dated March 30, 2020 to Payment Restructuring Agreement, effective December 7, 2018, between Windtree and Lee’s Pharmaceutical (HK) LTD (incorporated by reference to Exhibit 10.48 to Windtree’s Registration Statement on Form S-1/A (File No. 333-236085), as filed with the SEC on May 6, 2020).

10.43

Loan Agreement dated October 25, 2018, between CVie Therapeutics, Lee’s Pharmaceutical Holdings Limited, and O-Bank Co., Ltd. (incorporated by reference to Exhibit 10.34 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

10.44	Shareholder Loan Agreement dated April 24, 2018, between Lee’s Pharmaceutical International Limited and CVie Therapeutics (incorporated by reference to Exhibit 10.35 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

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

10.48

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

10.52

Loan Agreement dated October 24, 2019 between Windtree and LPH II Investments Ltd. (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on October 28, 2019).

10.53

Form of Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.54

Form of Registration Rights Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on December 9, 2019).

10.55	Common Stock Purchase Agreement dated June 26, 2024 by and between Windtree and Seven Knots, LLC (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 1, 2024).

10.56	Registration Rights Agreement dated June 26, 2024 by and between Windtree and Seven Knots, LLC (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 1, 2024).

10.57	Form of Securities Purchase Agreement dated July 18, 2024 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Form 8-K, as filed with the SEC on July 22, 2024).

10.58	Form of Registration Rights Agreement dated July 18, 2024 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Form 8-K, as filed with the SEC on July 22, 2024).

10.59	Form of Securities Purchase Agreement dated July 26, 2024 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Windtree’s Form 8-K, as filed with the SEC on July 29, 2024).

10.60	Form of Registration Rights Agreement dated July 26, 2024 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to Windtree’s Form 8-K, as filed with the SEC on July 29, 2024).

10.61#	Employment Agreement dated March 1, 2020, between Windtree and Eric Curtis (incorporated by reference to Exhibit 10.46 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.62

Amendment to No. 1 dated February 20, 2020 to the Securities Purchase Agreement dated December 6, 2019 by and among Windtree and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to Windtree’s Form 10-K, as filed with the SEC on April 3, 2020).

10.63	Project Financing Agreement, dated August 12, 2020, by and between Windtree and Lee’s Pharmaceutical (HK) Ltd. (incorporated by reference to Exhibit 10.4 to Windtree’s Quarterly Report on Form 10-Q, as filed with the SEC on November 16, 2020).

10.64	Form of Inducement Letter dated January 20, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 26, 2023).

10.65	Form of Inducement Letter dated February 21, 2023 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 22, 2023).

10.66*††	License, Development and Commercialization Agreement, by and between the Company and Lee’s Pharmaceutical (HK) Ltd., dated January 12, 2024.

10.67††	Exchange and Termination Agreement, by and between the Company and affiliates of Deerfield Management Company, L.P., effective upon January 24, 2024 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 25, 2024).

10.68	Registration Rights Agreement, by and between the Company and affiliates of Deerfield Management Company, L.P., effective upon January 24, 2024 (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 25, 2024).

10.69+	Form of Securities Purchase Agreement by and between Windtree Therapeutics, Inc. and the Buyers named therein, dated April 2, 2024 (incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024).

10.70+	Form of Registration Rights Agreement, by and between Windtree Therapeutics, Inc. and the Buyers named therein, dated April 2, 2024 (incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 8, 2024).

10.71	Master Services Agreement and Work Orders Nos. 11 and 12, by and between the Company and Momentum Research, Inc., dated February 13, 2020 (incorporated by reference to Exhibit 10.1 to Windtree’s Quarterly Report on Form 10-Q, as filed on May 15, 2024).

10.72	Amendment No. 1 to Master Services Agreement and Work Orders Nos. 11 and 12, by and between the Company and Momentum Research, Inc., effective upon May 9, 2024 (incorporated by reference to Exhibit 10.2 to Windtree’s Quarterly Report on Form 10-Q, as filed on May 15, 2024).

10.74*	Employment Agreement by and between Windtree and Jamie McAndrew, dated as of November 8, 2024.

10.75*	Employment Agreement by and between Windtree and Jed Latkin, dated as of November 8, 2024.

10.76*††	License and Supply Agreement, by and between Windtree and Evofem Biosciences, Inc., dated as of March 20, 2025.

10.77*††	Amendment No. 1 to License and Supply Agreement, by and between Windtree and Evofem Biosciences, Inc., dated as of March 28, 2025.

19.1*	Windtree Therapeutics, Inc. Insider Trading Policy.

21.1	Subsidiaries of Windtree (incorporated by reference to Exhibit 21.1 to Windtree’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2019).

23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer as required by 18 U.S.C. 1350.

97.1*	Windtree Therapeutics, Inc. Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (1).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document (1).

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

WINDTREE THERAPEUTICS, INC.

Date: April 15, 2025	By:	/s/ Jed Latkin
Jed Latkin
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jed Latkin Jed Latkin	Director, President, and Chief Executive Officer (Principal Executive Officer)	April 15, 2025

/s/ Jamie McAndrew Jamie McAndrew	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2025

/s/ Mark Strobeck, Ph.D. Mark Strobeck, Ph.D.	Director, Chairman of the Board	April 15, 2025

/s/ Craig E. Fraser Craig E. Fraser	Director	April 15, 2025

/s/ Leanne Kelly Leanne Kelly	Director	April 15, 2025

/s/ Saundra Pelletier Saundra Pelletier	Director	April 15, 2025

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Windtree Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Windtree Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of indefinite-lived intangible assets

As reflected in the Company’s consolidated financial statements, indefinite-lived intangible assets totaled $24.1 million and consisted of in-process research and development (IPR&D) at December 31, 2024. As discussed in Note 4 to the consolidated financial statements, IPR&D assets are tested by management for impairment at least annually, or when events or changes in the business environment indicate that the fair value of the IPR&D assets are more likely than not less than their carrying value. The annual quantitative impairment tests require that management estimate the fair value of the IPR&D assets in order to determine if the asset is impaired.

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

Accounting For Warrants issued in connection with the July PIPE Transactions

As reflected in the Company’s consolidated financial statements, Note 10, in July 2024, the Company completed two private placements of Series C and July 2024 Warrants. The July 2024 Warrants are exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and had an initial exercise price of $205.50 per share, subject to customary adjustments. The July 2024 Warrants are considered a freestanding financial instrument as they are separable and legally detachable from the Series C Preferred Stock. The July 2024 Warrants have been classified as a liability in the Company’s consolidated balance sheet because they include a put option election available to the holders that is contingently exercisable if the Company enters into a change of control transaction. The potential for a cash settlement for the July 2024 Warrants is outside the control of the Company, and in accordance with U.S. GAAP, requires the July 2024 Warrants to be treated as financial liabilities measured at fair value through profit or loss.  The July 2024 warrants had an initial fair value of $10.8 million upon issuance. As of December 31, 2024, the common stock warrant liability is $0.3 million and the change in the estimated fair value of $10.5 million was recorded in the consolidated statement of operations for the year ended December 31, 2024.

We identified the assessment of the appropriate accounting and balance sheet classification of the common warrants as equity or liability as well as the accounting and valuation of the warrants at issuance and period end as a critical audit matter due to the complexity in assessing the instruments features, which requires management to interpret and apply the complex terms in the agreements to the appropriate application of accounting authoritative guidance. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These  procedures included, among others,  (i) obtaining an understanding of and evaluating the design of controls related to accounting over financial reporting, including complex transactions; (ii) obtaining the agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting authoritative guidance; in assessing the appropriateness of conclusions reached by management by (a) evaluating the underlying terms of the agreements, (b) assessing the appropriateness of management’s application of the authoritative accounting guidance and (c) evaluating the methodologies and assumptions used to estimate the fair value of the instruments issued.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2022.

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 15, 2025

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,779	$4,319
Prepaid expenses and other current assets	795	1,060
Total current assets	2,574	5,379

Property and equipment, net	111	183
Restricted cash	9	150
Operating lease right-of-use assets	1,051	1,444
Intangible assets	24,130	25,250
Total assets	$27,875	$32,406

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879	$809
Accrued expenses	1,706	1,618
Operating lease liabilities - current portion	508	436
ELOC commitment note payable	328	-
Derivative liability - ELOC commitment note	299	-
Common stock warrant liability	305	-
Loans payable - current portion	333	233
Other current liabilities	359	900
Total current liabilities	5,717	3,996

Operating lease liabilities - non-current portion	653	1,161
Restructured debt liability - contingent milestone payments	-	15,000
Other liabilities	3,800	3,800
Deferred tax liabilities	4,528	5,058
Total liabilities	14,698	29,015

Mezzanine equity:
Series C redeemable preferred stock, $0.001 par value; 18,820 and 0 shares authorized; 11,757 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,181	-
Series B redeemable preferred stock, $0.001 par value; 5,500 and 0 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Total mezzanine equity	3,181	-
	-	-
Stockholders’ equity:
Preferred stock, $0.001 par value; 4,975,680 and 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 256,397 and 6,664 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Additional paid-in capital	859,660	851,268
Accumulated deficit	(846,610)	(844,823)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	9,996	3,391
Total liabilities, mezzanine equity & stockholders’ equity	$27,875	$32,406

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Expenses:
Research and development	$16,276	$8,341
General and administrative	8,743	9,198
Impairment of goodwill	-	3,058
Impairment of intangible assets	1,120	-
Total operating expenses	26,139	20,597
Operating loss	(26,139)	(20,597)

Other income (expense):
Gain on debt extinguishment, net	14,437	-
Change in fair value of common stock warrant liability	10,482	-
Interest income	70	325
Interest expense	(235)	(50)
Other (expense) income, net	(408)	31
Total other income, net	24,346	306

Loss before income taxes	(1,793)	(20,291)
Deferred income tax benefit	6	-
Net loss	$(1,787)	$(20,291)
Exchange of Series B preferred stock	(79)	-
Deemed dividend on Series C preferred stock	(3,621)	-
Net loss attributable to common stockholders	$(5,487)	$(20,291)

Net loss per share attributable to common stockholders
Basic and diluted	$(104.35)	$(4,718.84)

Weighted average number of common shares outstanding
Basic and diluted	52,583	4,300

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
(in thousands)

	Mezzanine Equity						Stockholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2022	3	$-	-	$-	-	$-	1	$-	$837,598	$(824,532)	-	$(3,054)	$10,012
Net loss	-	-	-	-	-	-	-	-	-	(20,291)	-	-	(20,291)
Redemption of Series A Preferred Stock	(3)	-	-	-	-	-	-	-	-	-	-	-	-
Exercise of common stock warrants, net of expenses of $276	-	-	-	-	-	-	-	-	843	-	-	-	843
Issuance of common stock and common stock warrants, net of issuance costs of $1,630	-	-	-	-	-	-	5	-	10,794	-	-	-	10,794
Issuance of common stock, ATM Program, net of issuance costs of $23	-	-	-	-	-	-	1	-	755	-	-	-	755
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,278	-	-	-	1,278
Balance - December 31, 2023	-	$-	-	$-	-	$-	7	$-	$851,268	$(844,823)	-	$(3,054)	$3,391
Net loss	-	-	-	-	-	-	-	-	-	(1,787)	-	-	(1,787)
Issuance of Series B preferred stock, net of issuance costs of $68	-	-	6	6,954	-	-	-	-	-	-	-	-	-
Exchange of Series B preferred stock	-	-	(6)	(6,954)	9	1,644	-	-	(79)	-	-	-	(79)
Issuance of Series C preferred stock for cash proceeds, net of issuance costs of $324	-	-	-	-	6	745	-	-	-	-	-	-	-
Issuance of Series C preferred stock to extinguish debt	-	-	-	-	3	569	-	-	-	-	-	-	-
Issuance of Series C preferred stock as consideration for services	-	-	-	-	-	24	-	-	-	-	-	-	-
Series C preferred stock conversions	-	-	-	-	(4)	(889)	53	-	946	-	-	-	946
Series C preferred stock redemptions	-	-	-	-	(2)	(325)	-	-	(1,551)	-	-	-	(1,551)
Deemed dividends on Series C preferred stock	-	-	-	-	-	1,413	-	-	(1,413)	-	-	-	(1,413)
Cash dividends on Series C preferred stock	-	-	-	-	-	-	-	-	(657)	-	-	-	(657)
ELOC sales, net of issuance costs of $156	-	-	-	-	-	-	191	-	9,045	-	-	-	9,045
Issuance of common stock, equity consideration in debt extinguishment	-	-	-	-	-	-	-	-	280	-	-	-	280
Reverse split adjustments - fractional share round ups	-	-	-	-	-	-	2	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	455	-	-	-	455
Issuance of common stock, ATM Program, net of issuance costs $44	-	-	-	-	-	-	3	-	1,366	-	-	-	1,366
Balance - December 31, 2024	-	$-	-	$-	12	$3,181	256	$-	$859,660	$(846,610)	-	$(3,054)	$9,996

See notes to consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,787)	$(20,291)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development costs in connection with the Varian asset acquisition	7,419	-
Depreciation and amortization	84	82
Stock-based compensation	455	1,278
Loss on ELOC commitment note and derivative liability	590	-
Non-cash expense related to equity consideration for First and Second PIPE	182	-
Non-cash lease expense	393	409
Amortization of debt discount and debt issuance costs	97	-
Loss on impairment of goodwill	-	3,058
Loss on impairment of intangible assets	1,120	-
Loss on sale and disposal of property and equipment	-	12
Deferred income tax benefit	(210)	-
Unrealized gain on foreign exchange rate changes	(338)	(3)
Change in fair value of derivative liabilities	(81)	-
Change in fair value of senior secured notes	222	-
Change in fair value of warrant liability	(10,482)	-
Gain on debt extinguishment, net	(14,437)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,078	923
Accounts payable	1,070	560
Accrued expenses	200	66
Operating lease liabilities	(436)	(431)
Other current liabilities	(541)	900
Net cash used in operating activities	(15,402)	(13,437)

Cash flows from investing activities:
Purchase of property and equipment	(12)	(15)
Net cash used in investing activities	(12)	(15)

Cash flows from financing activities:
Proceeds from ELOC Purchase Agreement, net of issuance costs	8,791	-
Proceeds from private placements, net of issuance costs	4,120	-
Redemptions of Series C Preferred Stock	(1,876)	-
Cash dividends on Series C Preferred Stock	(657)	-
Proceeds from issuance of common stock and warrants, net of issuance costs	-	10,794
Proceeds from ATM Program, net of issuance costs	1,366	755
Payments on debt extinguishment	(200)	-
Proceeds from convertible notes, net	1,312	-
Principal payments on convertible notes	(150)	-
Proceeds from June 2024 senior secured notes	350	-
Proceeds from July 2024 senior secured and unsecured notes	200	-
Issuance costs related to Series B Preferred Stock	(68)	-
Proceeds from exercise of common stock warrants, net of expenses	-	843
Principal payments on loans payable	(455)	(797)
Net cash provided by financing activities	12,733	11,595
Net decrease in cash, cash equivalents, and restricted cash	(2,681)	(1,857)
Cash, cash equivalents, and restricted cash - beginning of year	4,469	6,326
Cash, cash equivalents, and restricted cash - end of year	$1,788	$4,469

Supplementary disclosure of non-cash activity:
Fair value upon issuance of common stock warrant liability	$10,787	$-
Private placement proceeds allocated to common stock warrant liability	3,331	-
Non-cash issuance costs allocated to Series C preferred stock	57	-
Fair value of Series B Preferred Stock issued in connection with the Varian asset acquisition	7,022	-
Fair value upon issuance of derivative liability related to senior convertible notes payable	458	-
Fair value upon issuance of derivative liability related to ELOC commitment note	284	-
Fair value of common stock consideration related to debt extinguishment	280	-
Prepayment of insurance through third-party financing	555	778
Fair value of January 2023 warrant modifications related to the January 2023 warrant exercise inducement	-	1,238
Fair value of February 2023 warrant modifications related to the February 2023 warrant exercise inducement	-	274

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

In addition, in January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while the Company continues to progress its cardiovascular and oncology development pipeline. The Company will seek acquisition targets to achieve the Company’s new corporate strategy. We believe there is an opportunity in the market: the acquisition of small companies with FDA-approved products from the many small biotech companies that struggle to maximize their commercialization potential. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries with FDA-approved products. The Company’s management team has commercialization expertise in both large pharmaceutical and small biotech companies across multiple therapeutic areas, potentially enabling them to leverage synergies and optimize commercial performance across future subsidiaries. The Company will seek to use equity to acquire subsidiaries. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we have initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in Q1 2026. An unblinded review of the data from the first 20 subjects is planned to take place in Q3 2025. Our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included.

The accompanying consolidated financial statements reflect the 1-for-18 reverse split of our common stock that was approved by our Board of Directors and stockholders and made effective on April 19, 2024 and the 1-for-50 reverse split of our common stock that was approved by our Board of Directors and stockholders and made effective on February 20, 2025. All share and per share information herein that relates to our common stock prior to the effective date has been retroactively restated to reflect the reverse stock splits.

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

We have incurred net losses since inception. Our net loss was $1.8 million and $20.3 million, respectively, for the years ended  December 31, 2024 and 2023. Included in our net loss for the year ended  December 31, 2024 is a $14.4 million non-cash gain on debt extinguishment, $10.5 million related to the change in fair value of our common stock warrant liability, $7.5 million of R&D expense related to the Varian asset acquisition, and a loss on impairment of intangible assets of $1.1 million. Included in our net loss for the year ended December 31, 2023 is a loss on impairment of goodwill of $3.1 million (See, “Note 4 – Accounting Policies”). We expect to continue to incur operating losses for at least the next several years. As of December 31, 2024, we had an accumulated deficit of $846.6 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into a Common Stock Purchase Agreement, or the ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. For the year ended December 31, 2024, we sold 0.2 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $6.5 million following mandatory redemption payments, including dividends, on our Series C Preferred Stock (See, “Note 15 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details).

As of  December 31, 2024, we had cash and cash equivalents of $1.8 million and current liabilities of $5.7 million. Subsequent to December 31, 2024 and through April 15, 2025, (i) we sold an additional 0.2 million shares of common stock under the ELOC Purchase Agreement for net proceeds of $1.5 million following mandatory redemption payments on our Series C Preferred Stock; (ii) 47,799 July 2024 Warrants were converted into 47,799 shares of common stock for gross and net proceeds of $0.3 million; (iii) on March 18, 2025, we agreed to issue and sell to two institutional investors an aggregate principal amount of $312,500, at an original issue discount of 20%, in senior secured notes due in 2026 for net proceeds of $250,000; and (iv) on April 4, 2025, we agreed to issue and sell to two institutional investors senior secured promissory notes in an aggregate principal amount of $312,500, at an original issue discount of 20%, for net proceeds of $250,000. (See, “Note 22 - Subsequent Events” for further details). As a result, we believe that we have sufficient resources available to fund our business operations through April 2025. We do not have sufficient cash and cash equivalents as of the date of this Annual Report on Form 10-K to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 4 – Accounting Policies and Recently Adopted Accounting Pronouncements

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP and include accounts of Windtree Therapeutics, Inc. and our wholly owned subsidiary, CVie Investments Limited and its wholly owned subsidiary, CVie Therapeutics Limited, or CVie Therapeutics, and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

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

When testing our indefinite-lived intangible assets and goodwill for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets as of December 1, 2024 and 2023, we elected to perform a quantitative assessment.

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

As part of our annual quantitative impairment assessment of indefinite-lived IPR&D intangible assets as of December 1, 2024, we reassessed certain assumptions related to our rostafuroxin drug candidate due to the continued difficulties in current macroeconomic conditions which have continued to make it more challenging to secure the funding needed to conduct the additional Phase 2 clinical trial and have therefore further delayed our intended development of rostafuroxin. As a result, we concluded that the fair value of the IPR&D related to our rostafuroxin drug candidate was less than its carrying value. We estimated the fair value of the asset using MPEEM and determined that the fair value as of December 1, 2024 was approximately $1.8 million. We then compared this fair value to the carrying value of approximately $2.9 million, and recorded a loss on impairment of intangible assets of $1.1 million related to the IPR&D of our rostafuroxin drug candidate. We also reassessed the assumptions related to the fair value of the IPR&D related to our istaroxime drug candidate. The estimated fair value exceeded the carrying value of that asset. As a result, no impairment charge was recognized related to the IPR&D of our istaroxime drug candidate.

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

The following table represents identifiable intangible assets and goodwill as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	1,790	2,910
Intangible assets	24,130	25,250

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

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is the U.S. Dollar. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in Total other income, net. Foreign currency transactions resulted in net gains of approximately $0.3 million for the year ended December 31, 2024. Foreign currency transactions for the year ended December 31, 2023 were immaterial.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including intangible assets, at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents and restricted cash. The fair values of our cash equivalents are based on quoted market prices. The carrying value of cash equivalents is equal to their respective fair values at December 31, 2024 and 2023, respectively. Accounts payable and accrued expenses are carried at cost, which approximates fair value because of their short maturity. The carrying value of loans payable (including current installments) approximates fair value based on a comparison of interest rates on the loan to current market rates considering our credit risk (See, “Note 5 - Fair Value Measurements” for further details).

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining term of the lease. Repairs and maintenance costs are charged to expense as incurred.

Restricted Cash

Restricted cash consists principally of a deposit held by our landlord for our offices in Taipei, Taiwan.

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

Long-lived Assets

Our long-lived assets, primarily consisting of property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or its estimated useful life has changed significantly. When the undiscounted cash flows of an asset are less than its carrying value, an impairment is recorded and the asset is written down to estimated value. No impairment was recorded during the years ended December 31, 2024 and 2023 as management believes there are no circumstances that indicate that the carrying value of the assets will not be recoverable.

Collaborative Arrangements

We account for collaborative arrangements in accordance with applicable accounting guidance provided in ASC Topic 808, Collaborative Arrangements (See , “Note 17 - Collaboration, Licensing and Research Funding Arrangements”).

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

On January 24, 2024, we and Deerfield entered into an Exchange and Termination Agreement, or the Exchange and Termination Agreement, wherein Deerfield agreed to terminate its rights to receive certain milestone payments in exchange for (i) cash in the aggregate amount of $0.2 million and (ii) an aggregate of 676 shares of our common stock, par value $0.001 per share (See, “Note 14 - Restructured Debt Liability”).

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

Stock-based Compensation

Stock-based compensation is accounted for under the fair value recognition provisions of ASC Topic 718, Stock Compensation, or ASC Topic 718. See, “Note 16 - Stock Options and Stock-based Employee Compensation” for a detailed description of our recognition of stock-based compensation expense. The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes non-forfeitable by the employee, whichever is shorter.

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

For the year ended December 31, 2024, we recorded a deferred income tax benefit of $0.2 million that relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin for the year ended December 31, 2024.  This deferred income tax benefit is offset by a $0.2 million state income tax expense for the year ended December 31, 2024 related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See, “Note 20 – Income Taxes”).

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

As of December 31, 2024 and 2023, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, the vesting of restricted stock units, and the conversion of Series C preferred stock and the ELOC commitment note payable was 295,000 and 6,000 shares, respectively. For the years ended December 31, 2024 and 2023, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted weighted-average shares of common stock outstanding.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate and discrete financial information is available for evaluation by the chief operating decision-maker (the “CODM”) in deciding how to allocate resources and assess performance. The Company has one reportable segment primarily focused on the research and development of cardiovascular diseases. The Company’s CODM is the Chief Executive Officer who manages the Company’s operations on a consolidated basis for the purpose of making operating decisions, assessing financial performance, and allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews the details of research and development expenses, including program-related and unallocated costs, and general and administrative costs, as part of the overall review of the Company’s consolidated net loss and cash flows as compared to prior quarters and the Company’s operating budget. This financial information assists the CODM in his decision-making process to allocate resources based on the Company’s available cash resources, as well its forecasted expenditures. This information in conjunction with his assessment of the probability of the success of the Company’s research and development activities is used to plan the timing and size of future capital raises. The measure of segment assets is reported on the balance sheet as total consolidated assets. Other segment items included in consolidated net loss consist of gain on debt extinguishment, change in fair value of common stock warrant liability, loss on impairment of goodwill, interest income, interest expense, other income, net and income tax benefit (expense) which are reflected in the consolidated statements of operations.

The Company operates primarily in the U.S and Taiwan, and as of December 31, 2024 and 2023, the Company’s long-lived assets, consisting of intangible assets of $24.1 million and $25.3 million, respectively, were located outside of the U.S.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, amends Topic 280 by enhancing segment reporting by requiring more detailed expense information for each reportable segment. Under the guidance, public entities are required to disclose (1) significant segment expense categories and amounts as those regularly provided to the CODM for each reportable segment and how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources; (2) the amount and composition of other segment items included in reported segment profit or loss, and (3) the CODM’s position and title. Additionally, multiple measures of a segment’s profit or loss may be reported, under certain conditions, and single reportable segment entities must apply Topic 280 in its entirety.

The update became effective for annual periods beginning after December 15, 2023. The Company adopted the ASU for the annual reporting period ended December 31, 2024, using the retrospective method. See, Segment and Geographic Information for information on the Company’s segment reporting.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities.
●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Fair Value on a Recurring Basis

The tables below categorize assets measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2024	Level 1	Level 2	Level 3

Assets:
Money market funds	$598	$598	$-	$-
Total Assets	$598	$598	$-	$-

Liabilities:
Derivative liability - ELOC commitment note	$(299)	$-	$-	$(299)
Common stock warrant liability	(305)	-	-	(305)
Total Liabilities	$(604)	$-	$-	$(604)

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2023	Level 1	Level 2	Level 3

Assets:
Money market funds	$3,532	$3,532	$-	$-
Total Assets	$3,532	$3,532	$-	$-

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

The fair value of the common stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the common stock warrant liability:

Year Ended December 31, 2024
Issuance of common stock warrants	$10,787
Change in fair value	(10,482)
Balance at December 31, 2024	$305

In determining the initial fair value of the common stock warrants at their respective issuance dates, we used a Black Scholes pricing model.  For the subsequent measurement at December 31, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

	July 22, 2024 Issuance Date	July 29, 2024 Issuance Date	December 31, 2024
Fair value of underlying equity	$3.56	$3.29	$0.35
Exercise price	$4.11	$4.11	$1.28
Volatility	108.4%	115.6%	n/a
Risk-free interest rate	4.2%	4.1%	4.4%
Expected term (in years)	5.5	5.5	5.1
Discounting factor	n/a	n/a	0.81

The fair value of the derivative liability-ELOC commitment note is also based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the derivative liability:

Year Ended December 31, 2024
Initial recognition of derivative liability	$286
Change in fair value	13
Balance at December 31, 2024	$299

In determining the initial fair value of the derivative liability and for the subsequent measurement at December 31, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

	June 26, 2024 Issuance Date	December 31, 2024
Fair value of underlying equity	$3.22	0.3220.3535
Volatility	87.3%-91.7%	240.2%-252.0%
Risk-free interest rate	5.1%	4.2%
Conversion price discount	20.0%	20.0%
Discounting period (in years)	1.0	0.5
Discount rate	20.2%	9.1%
Discounting factor	0.83	0.96

Fair Value on a Non-Recurring Basis

The table below categorizes assets measured at fair value on a non-recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2024	Level 1	Level 2	Level 3

Intangible assets:
Rostafuroxin drug candidate	$1,790	$-	$-	$1,790

Certain of our assets were measured at fair value on a non-recurring basis during the years ended December 31, 2024 and 2023. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2024. Our goodwill was also recorded at its estimated fair value as a result of the impairment tests performed in 2023, which resulted in the goodwill being written down to zero as of June 30, 2023 (See, “Note 4 – Accounting Policies – Intangible Assets and Goodwill”).

Significant factors considered in estimating the fair value of the IPR&D intangible asset related to our rostafuroxin drug candidate include the risks inherent in the development process, including the likelihood of achieving commercial success and the cost and related time to complete the remaining development. Future cash flows for the IPR&D intangible asset were estimated based on forecasted revenue and costs, taking into account the expected product life cycle, market penetration, and growth rates. Other significant estimates and assumptions inherent in this approach include (i) the amount and timing of the projected net cash flows associated with the IPR&D intangible asset; (ii) the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and (iii) the tax rate, which considers geographic diversity of the projected cash flows. Quantitative information about the significant unobservable inputs used in the fair value measurement of the IPR&D intangible asset included a discount rate of 20.0% and a tax rate of 30.0% for 2024. While we use the best available information to prepare our cash flows and discount rate assumptions, actual future cash flows could differ significantly based on the commercial success of the related drug candidate and market conditions which could result in future impairment charges related to the indefinite-lived intangible asset balance.

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

Note 6 – Property and Equipment

Property and equipment is comprised of the following:

	December 31,
(in thousands)	2024	2023

Leasehold improvements	$2,664	$2,664
Manufacturing, laboratory & office equipment	882	870
Furniture & fixtures	390	390
Subtotal	3,936	3,924
Accumulated depreciation and amortization	(3,825)	(3,741)
Property and equipment, net	$111	$183

Depreciation expense on property and equipment for the years ended  December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively.

Note 7 – Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
(in thousands)	2024	2023

Research and development	$552	$574
Professional fees	516	279
Severance	-	261
Salaries, bonus and benefits	57	64
Taxes	261	-
Other	320	440
Total accrued expenses	$1,706	$1,618

Note 8 – Senior Convertible Notes Payable

On April 2, 2024, we entered into the April Purchase Agreement pursuant to which we agreed to sell the Senior Convertible Notes for $1.35 million of net proceeds. The Senior Convertible Notes were convertible into shares of our common stock at an initial conversion price of $324.27, which was subject to adjustment upon the occurrence of specified events to no lower than $64.89, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transaction involving our common stock.

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

The Senior Convertible Notes contained certain conversion and redemption features requiring bifurcation as separate derivative liabilities. We initially recorded the fair value of the embedded features in the amount of $0.5 million as a derivative liability in our consolidated balance sheet. The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our consolidated statement of operations.  For the  year ended December 31, 2024, the change in fair value of the derivative was $0.4 million and was recorded in other expense.

In connection with the issuance of the Senior Convertible Notes, we incurred $38,000 in debt issuance costs. The associated debt issuance costs were capitalized and were presented as an offset to the Senior Convertible Notes and, along with the debt discount of $161,000 associated with the bifurcated derivative, were amortized as additional interest expense over the term of the Senior Convertible Notes at an effective interest rate of 30.32%.  For the year ended December 31, 2024, the interest expense was $0.2 million.  We used the proceeds from our First PIPE to extinguish the Senior Convertible Notes and we wrote-off the remaining related derivative liability of $0.4 million and recognized a gain on debt extinguishment of $0.1 million.  Refer to Note 15, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details.  As of December 31, 2024, there are no Senior Convertible Notes outstanding.

Note 9 – ELOC Commitment Note Payable

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

The ELOC Commitment Note in its entirety had an estimated fair value of $0.6 million at issuance, while the ELOC Commitment Note conversion option was required to be bifurcated as a separate derivative liability upon issuance. As a result, we recorded the fair value of the conversion option feature in the amount of $0.3 million as a derivative liability and $0.3 million as a ELOC Commitment Note payable in our consolidated balance sheet. Because there was no consideration paid by the Purchaser in exchange for the ELOC Commitment Note, the entire initial fair value of both instruments was recorded to other expense in the amount of $0.6 million.

The derivative is adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives that is a component of other income (expense) in our consolidated statement of operations.  For the year ended December 31, 2024, the change in fair value of the derivative was de minimis.

As of December 31, 2024, 0.2 million shares of common stock have been sold under the ELOC Purchase Agreement for net proceeds of $9.0 million. Additionally, as a result of our sales of common stock pursuant to the ELOC Purchase Agreement, we redeemed 1,563 Series C Preferred Shares as of December 31, 2024 for an aggregate redemption price of $2.5 million with $0.6 million applied to accrued and unpaid dividends and $1.9 million to redeem 1,563 Series C Preferred Shares pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock.

Note 10 – Common Stock Warrant Liability

We account for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 480 - Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.

In July 2024, we completed two private placements of Series C Preferred Stock and July 2024 Warrants (See, Note 15, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details).  The July 2024 Warrants are exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and had an initial exercise price of $205.50 per share, subject to customary adjustments. The July 2024 Warrants are considered a freestanding financial instrument as they are separable and legally detachable from the Series C Preferred Stock. The July 2024 Warrants have been classified as a liability in the Company’s consolidated balance sheet because they include a put option election available to the holders that is contingently exercisable if the Company enters into a change of control transaction, or the Change of Control Put. If the Change of Control Put is exercised by the holder of a July 2024 Warrant, they may elect to receive cash as determined by the Black Scholes pricing model, based on terms and timing specified in the July 2024 Warrants. The potential for a cash settlement for the July 2024 Warrants is outside the control of the Company, and in accordance with U.S. GAAP, requires the July 2024 Warrants to be treated as financial liabilities measured at fair value through profit or loss.

The July 2024 warrants had an initial fair value of $10.8 million upon issuance. As of December 31, 2024, the change in the estimated fair value of the July 2024 warrants was $10.5 million and was recorded in the consolidated statement of operation for the year ended December 31, 2024.  As of December 31, 2024, the common stock warrant liability is $0.3 million.

Note 11 – Senior Secured and Senior Unsecured Notes Payable

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

We collectively refer to such senior secured notes due 2025 as the June Senior Secured Notes. The aggregate gross proceeds from the issuances of the June Senior Secured Notes were $0.35 million. The June Senior Secured Notes included a 15% original issue discount and bore interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the June Senior Secured Notes) with such interest compounding each calendar month.

On July 3, 2024, we agreed to issue and sell to (i) an institutional investor an aggregate principal amount of $0.1 million in senior secured notes, or the July Secured Note, and (ii) an additional institutional investor an aggregate principal amount of $0.1 million in senior unsecured notes, or the July Unsecured Note, and together with the July Secured Note, the July 2024 Notes, for aggregate gross proceeds of $0.2 million. The July 2024 Notes included a 15% original issue discount and had a maturity date of July 3, 2025, unless extended at the holder’s option in accordance with the terms of the July 2024 Notes. The July 2024 Notes bore interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the applicable July 2024 Notes) with such interest compounding each calendar month. The interest rate would increase to 18% per annum upon the existence of an Event of Default (as defined in the applicable July 2024 Notes).

The July Secured Note was secured by first-priority security interests in all of our assets then presently existing, and constitutes a valid, first priority security interest in all of the assets that we later-acquire, as further defined in the July 2024 Secured Note.

Certain conversion and redemption features of the June Senior Secured Notes and the July 2024 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we elected the fair value option for the June Senior Secured Notes and the July 2024 Notes and recorded the changes in the fair value within the accompanying consolidated statements of operations at the end of each reporting period. The excess of the initial fair value of $0.4 million of the June Senior Secured Notes over the proceeds received of $0.35 million was recorded to other expense in the amount of $41,000 during the year ended December 31, 2024. The excess of the initial fair value of $0.23 million of the July 2024 Notes over the proceeds received of $0.2 million was recorded to other expense in the amount of $27,000 during the year ended December 31, 2024. We used the proceeds from our First PIPE to extinguish the June Senior Secured Notes and the July 2024 Notes. Immediately prior to the extinguishment, the combined fair value of the June Senior Secured Notes and the July 2024 Notes was $0.7 million. We determined that the fair value of the instruments issued, which totaled $0.7 million, represented the fair value of the instruments extinguished, and therefore there was no gain or loss recognized on the extinguishment. Refer to Note 15, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details. As of December 31, 2024, there are no  June Senior Secured Notes or July 2024 Notes outstanding.

Note 12 - Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of  December 31, 2024, the outstanding principal of the loan was $0.3 million.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 13 - Other Current Liabilities

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

Accounting for the PMUSA and PMPSA Payments

We accounted for these payments as a recognized subsequent event for 2023 in accordance with applicable accounting guidance provided in ASC Topic 855, Subsequent Events. For the year ended December 31, 2023, we accrued $0.9 million for payments to PMUSA and PMPSA to be paid in 2024. During the first quarter of 2024, the PMUSA Upfront Payment and the PMPSA Upfront Payment were both paid. During the third quarter of 2024, the PMPSA Initial Payment was paid.  During October 2024, the PMUSA Initial Payment of $200,000 was paid. As of December 31, 2024, the remaining liability related to PMUSA and PMPSA, inclusive of accrued interest, is $0.4 million and is recorded in other current liabilities.  The PMUSA Deferred Payment of $200,000 and the PMPSA Deferred Payment of $125,000 have not been paid as of April 15, 2025.

Note 14 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Milestone Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield in the aggregate principal amount of $25.0 million and (ii) certain warrants to purchase shares of our common stock held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) a certain number of shares of common stock representing 2% of fully-diluted shares outstanding (as defined in the Milestone Agreement) on the closing date, and (z) the right to receive certain milestone payments, or Milestone Payments, based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Milestone Agreement. The liability was recorded at the full value of the contingent milestones and was to be carried at full value until the milestones were achieved and paid or the milestones were not achieved and the liability was written off as a gain on debt extinguishment. As of  December 31, 2023, the restructured debt liability balance was $15.0 million.

On January 24, 2024, we and Deerfield entered into an Exchange and Termination Agreement wherein Deerfield agreed to terminate its rights to receive the Milestone Payments.

Pursuant to the Exchange and Termination Agreement, Deerfield agreed to terminate its rights to receive the Milestone Payments and all related rights and obligations in respect of such Milestone Payments in exchange for (i) cash in the aggregate amount of $0.2 million, $0.1 million of which was paid in January 2024 and $0.1 million of which was paid in September 2024, and (ii) an aggregate of 676 shares of our common stock, par value $0.001 per share. The shares of the common stock were issued to Deerfield in a transaction exempt from registration pursuant Section 4(a)(2) of the Securities Act of 1933.

Contemporaneously with the execution of the Exchange and Termination Agreement, we and Deerfield entered into a Registration Rights Agreement pursuant to which we have agreed to, among other matters, register for resale with the SEC the shares of the common stock issued to Deerfield pursuant to the Exchange and Termination Agreement. On February 14, 2024, we filed a resale registration statement on Form S-3 (File No. 333-277073) with respect to 676 shares of our common stock, which was amended on April 17, 2024. Such resale registration statement was declared effective by the SEC on April 19, 2024.

The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.5 million non-cash gain on debt extinguishment for the year ended December 31, 2024 consisting of the difference between the $15.0 million of the extinguished Milestone Payments and the consideration to Deerfield under the Exchange and Termination Agreement, which includes $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 15 – Mezzanine Equity and Stockholders’ Equity

First Private Placement

On July 18, 2024, we entered into a Securities Purchase Agreement, or the First Purchase Agreement, with the buyers named therein, pursuant to which we agreed to the private placement, or the First PIPE, of (i) 16,099 shares, or the Preferred Shares, of our Series C Convertible Preferred Stock, par value $0.001 per share, or the Series C Preferred Stock, and (ii) warrants, or the July 2024 Warrants, to acquire up to the aggregate number of 68,813 additional shares of our common stock for aggregate gross proceeds of approximately $12.9 million of which $9.5 million was paid through the cancellation and extinguishment of certain securities as further described below.

Additionally, we issued 161 Preferred Shares and 1,258 July 2024 Warrants as compensation for certain placement agent fees and expenses. We also reimbursed the lead buyer for certain fees and expenses of counsel in accordance with the terms of the First Purchase Agreement.

We agreed to seek stockholder approval for the issuance of all of the shares of our common stock issuable upon conversion of the Preferred Shares and exercise of the July 2024 Warrants in connection with the First PIPE in accordance with the rules and regulations of The Nasdaq Stock Market, which approval was obtained on September 24, 2024.

Series C Preferred Stock

The terms of the Series C Preferred Stock are as set forth in the Series C Certificate of Designation of Series C Preferred Stock, as filed with the Delaware Secretary of State and effective on July 19, 2024. The Series C Certificate of Designation authorizes a total of 18,820 shares of Series C Preferred Stock with an initial conversion price of $187.00, or the Series C Preferred Conversion Price, which is subject to adjustment as provided in the Series C Certificate of Designation to no lower than $64.00. The Series C Preferred Stock has a stated value of $1,000 per share. Each share of Series C Preferred Stock is initially convertible into 5 shares of our common stock, subject to adjustment as provided in the Series C Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

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

July 2024 Warrants

The July 2024 Warrants were exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and had an initial exercise price of $205.50 per share, subject to customary adjustments.

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

Related Party Participation

Our former CEO and our CMO each participated in the First PIPE, with Mr. Fraser making a $15,000 purchase to receive 19 shares of Series C Preferred Stock and 80 July 2024 Warrants and Dr. Simonson making a $10,000 purchase to receive 13 shares of Series C Preferred Stock and 53 July 2024 Warrants.

Second Private Placement

On July 26, 2024, we entered into a Securities Purchase Agreement, or the Second Purchase Agreement, with the buyer named therein, pursuant to which we agreed to a second tranche of the private placement, or the Second PIPE, of (i) 1,250 Preferred Shares, and (ii) July 2024 Warrants to acquire up to the aggregate number of 5,348 additional shares of our common stock for aggregate gross proceeds of approximately $1.0 million.

Additionally, we issued 30 Preferred Shares and 160 July 2024 Warrants as compensation for certain placement agent fees and expenses. We also reimbursed the lead buyer for certain fees and expenses of counsel in accordance with the terms of the Second Purchase Agreement.

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

Accounting for the First and Second Private Placements

The July 2024 Warrants are considered a freestanding financial instrument as they are separable and legally detachable from the Series C Preferred Stock. The July 2024 Warrants have been classified as a liability in the Company’s consolidated balance sheet because they include a put option election available to the holders that is contingently exercisable if the Company enters into a change of control transaction, or the Change of Control Put. If the Change of Control Put is exercised by the holder of a July 2024 Warrant, they may elect to receive cash as determined by the Black Scholes pricing model, based on terms and timing specified in the July 2024 Warrants. The potential for a cash settlement for the July 2024 Warrants is outside the control of the Company, and in accordance with U.S. GAAP, requires the July 2024 Warrants to be treated as financial liabilities measured at fair value through profit or loss.

Cash proceeds from the issuance of 4,255 Series C Convertible Preferred Stock and 18,182 July 2024 Warrants in the First Private Placement totaled $3.4 million. The proceeds were allocated first to the July 2024 Warrants based on their fair value which totaled $2.6 million, and the remaining $0.8 million was allocated to the Series C Preferred Stock using the residual method of allocation. Cash proceeds from the issuance of 1,250 Series C Convertible Preferred Stock and 5,348 July 2024 Warrants in the Second Private Placement totaled $1.0 million. The cash proceeds were allocated first to the July 2024 Warrants based on their fair value which totaled $0.7 million, and the remaining $0.3 million was allocated to the Series C Preferred Stock using the residual method of allocation. The Company accretes to Series C Preferred Stock against additional paid-in capital as a deemed dividend for the difference between the initial net carrying value and the full redemption price of $1,000 per share. The Company uses the effective interest method to calculate the accretion amount for each period.

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

In connection with the First PIPE, we issued 2,080 shares of Series C Preferred Stock and 8,891 July 2024 Warrants for the cancellation and extinguishment of certain holders’ outstanding principal amount, conversion/exchange premiums and all accrued interest thereon under our Senior Convertible Notes with a net carrying value of $1.2 million. In addition, the associated derivative liability which had a fair value of $0.3 million was also extinguished. The fair value of the instruments issued was determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above. The difference between the carrying value of the extinguished instruments and the fair value of the instruments issued totaling $1.6 million was $0.1 million and was recorded as loss on debt extinguishment.

In addition, we issued 966 shares of Series C Preferred Stock and 4,125 July 2024 Warrants for the cancellation and extinguishment of certain holders’ outstanding principal amount, conversion/exchange premiums and all accrued interest thereon under our June Senior Secured Notes, July Secured Note, and July Unsecured Note, which are carried at fair value. The Company determined that the fair value of the instruments issued, which totaled $0.8 million represents the fair value of the instruments extinguished, and therefore there was no gain or loss recognized on the extinguishment. The fair value of the instruments issued were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above.

Also in connection with the First PIPE, we issued 8,798 shares of Series C Preferred Stock and 37,614 July 2024 Warrants for the cancellation and extinguishment of 5,500 shares of the Series B Preferred Stock with a net carrying value of $6.9 million. The fair value of the instruments issued were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above. The difference of $0.1 million between the carrying value of the extinguished instruments totaling $6.9 million and the fair value of the instruments issued totaling $7.0 million was debited to additional paid-in capital and adjusted to net loss per common share for the year ended December 31, 2024.

We incurred approximately $1.2 million of legal, placement and professional fees in connection with the First and Second PIPEs. In addition, we issued 191 Series C Preferred Shares and 1,418 July 2024 Warrants as compensation for certain placement agent fees and expenses. The fair value of the instruments issued for compensation were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above, which amounted to $0.2 million and were accounted for as issuance costs. The issuance costs totaling $1.4 million were allocated to all of the Series C Preferred Stock and July 2024 Warrants issued in the First and Second PIPEs based on their fair values and residual value. Issuance costs allocated to the July 2024 Warrants totaling $1.1 million were expensed immediately and issuance costs allocated to the Series C Preferred Stock totaling $0.3 million were recorded as a reduction of the net carrying value of the Series C Preferred Stock at inception as additional discount, which will be accreted against additional paid-in capital as a deemed dividend using the interest method.

Conversions and Redemptions of Series C Preferred Stock

During the year ended December 31, 2024, 4,219 shares of Series C Convertible Preferred Stock and $57,000 of accrued and unpaid dividends were converted into 52,719 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $0.9 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

During the year ended December 31, 2024, 1,563 shares of Series C Convertible Preferred Stock were redeemed for $1.9 million in cash at their stated value per share of $1,000 plus a 20% premium in connection with the Equity Line Mandatory Redemption. In addition, $0.6 million was paid for accrued and unpaid dividends. The excess of the consideration paid over the carrying value of the Series C Preferred Stock redeemed was accounted for as a deemed dividend and resulted in an increase in net loss per common share during the year ended December 31, 2024.

Common Stock Purchase Agreement

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock.

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of common stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the year ended December 31, 2024, we sold 0.2 million shares of common stock under the ELOC Purchase Agreement for net proceeds of $9.0 million, $0.3 million of which is included in prepaid expenses and other assets as of December 31, 2024 for proceeds for sales made during the quarter for which we received payment in January 2025. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the year ended December 31, 2024, we paid an aggregate redemption price of $2.5 million with $0.6 million applied to accrued and unpaid dividends and $1.9 million to redeem 1,563 Series C Preferred Shares.

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

As of December 31, 2024, we have not recorded a liability or expense related to contingent consideration for future milestone payments to Varian, as the achievement of such milestones has not occurred and was not deemed probable.

Series B Preferred Stock

The terms of the Series B Preferred Stock are as set forth in the Series B Certificate of Designation of Series B Preferred Stock, as filed with the Delaware Secretary of State and effective on April 3, 2024. The Series B Certificate of Designation authorizes a total of 5,500 shares of Series B Preferred Stock, or the Series B Preferred Stock, with an initial conversion price of $324.27, or the Series B Preferred Conversion Price, which is subject to adjustment as provided in the Series B Certificate of Designation to no lower than $64.89. The Series B Preferred Stock has a stated value of $1,000 per share. Each share of Series B Preferred Stock is initially convertible into 3 shares of our common stock, subject to adjustment as provided in the Series B Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

Upon issuance of the Series B Preferred Stock, the Company was not solely in control of the redemption of the shares of Series B Preferred Stock as the Series B Preferred Stock has multiple redemption features that are outside of our control, including time-based maturity redemption and change of control redemption. Since the redemption of the Series B Preferred Stock was not solely in the control of the Company, the shares of Series B Preferred Stock are classified within mezzanine equity. The shares of Series B Preferred Stock were recorded at fair value of $7.0 million partially offset by issuance costs of $68,000. Because this initial carrying value of the Series B Preferred Stock is higher than the maturity redemption price (i.e., the stated value of $5.5 million with the 10% per annum dividend over the period from issuance until maturity on January 2, 2025), no accretion of Series B Preferred Stock dividends was recorded.

As of December 31, 2024, there are no shares of Series B Preferred Stock outstanding as all shares were exchanged in the First Private Placement. (See, Note 15 “Mezzanine Equity and Stockholders’ Equity - First Private Placement”).

April 2023 Public Offering

On April 20, 2023, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., or Ladenburg, as the sole underwriter relating to a public offering, or the April 2023 Offering, of an aggregate of 4,096 units with each unit consisting of one share of common stock and a warrant, or the April 2023 Warrants. The April 2023 Warrants were immediately exercisable for shares of common stock at a price of $2,637.00 per share and expire five years from the date of issuance. The shares of common stock and the April 2023 Warrants were immediately separable and were issued separately in the April 2023 Offering.

In addition, Ladenburg exercised in full a 45-day option, or the Overallotment Option, to purchase up to 614 additional shares of common stock and/or warrants to purchase up to 614 additional shares of common stock.

The closing of the April 2023 Offering occurred on April 24, 2023, inclusive of the Overallotment Option. The offering price to the public was $2,637.00 per unit resulting in gross proceeds to us of approximately $12.4 million. After deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the proceeds, if any, from the exercise of the April 2023 Warrants issued pursuant to this April 2023 Offering, the net proceeds to us were approximately $10.8 million.

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

January 2023 Warrant Exercise Inducement Offer Letters

On January 20, 2023, we entered into warrant exercise inducement offer letters with certain holders of certain of our: (i) warrants issued in December 2019 to purchase 2 shares of common stock with an exercise price of $544,050.00 per share; (ii) warrants issued in May 2020 to purchase 6 shares of common stock with an exercise price of $358,875.00 per share, and (iii) warrants issued in March 2021 to purchase 99 shares of common stock with an exercise price of $162,000.00 per share (collectively, the January 2023 Existing Warrants).

Pursuant to the terms of the inducement letters, we agreed to amend the January 2023 Existing Warrants by lowering the exercise price of the January 2023 Existing Warrants to $9,000.00 per share. Additionally, the exercising holders agreed to exercise for cash all of their January 2023 Existing Warrants to purchase an aggregate of 107 shares of common stock in exchange for our agreement to issue to such exercising holders new warrants, or the January 2023 New Warrants, to purchase up to an aggregate of 214 shares of common stock. We received aggregate gross and net proceeds of approximately $1.0 million and $0.7 million, respectively, from the exercise of the January 2023 Existing Warrants by the exercising holders.

Each January 2023 New Warrant is exercisable into shares of common stock at a price per share of $9,684.00, was exercisable six months following its date of issuance, or the January 2023 Initial Exercise Date, and will expire on the fifth anniversary of the January 2023 Initial Exercise Date.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

February 2023 Warrant Exercise Inducement Offer Letter

On February 21, 2023, we entered into a warrant exercise inducement offer letter with Panacea Venture Healthcare Fund I, L.P., a holder of certain of our: (i) warrants issued in July 2018 to purchase 1 share of common stock with an exercise price of $540,000.00 per share; (ii) warrants issued in December 2018 to purchase 11 shares of common stock with an exercise price of $546,750.00 per share; (iii) warrants issued in December 2019 to purchase 6 shares of common stock with an exercise price of $544,050.00 per share; and (iv) warrants issued in May 2020 to purchase 6 shares of common stock with an exercise price of $358,875.00 per share (collectively, the February 2023 Existing Warrants).

Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $6,354.00 per share. Additionally, Panacea agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 25 shares of common stock in exchange for our agreement to issue to Panacea new warrants, or the February 2023 New Warrants, to purchase up to an aggregate of 49 shares of common stock. We received aggregate gross and net proceeds of approximately $0.2 million and $0.1 million, respectively, from the exercise of the February 2023 Existing Warrants by Panacea.

Each February 2023 New Warrant is exercisable into shares of common stock at a price per share of $9,684.00, was exercisable six months following its date of issuance, or the February 2023 Initial Exercise Date, and will expire on the fifth anniversary of the February 2023 Initial Exercise Date.

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

At-The-Market Program

On November 9, 2023, we entered into the 2023 ATM Program with Ladenburg. We were not obligated to make any sales under the 2023 ATM Program. When we issued sale notices to Ladenburg, we designated the maximum amount of shares to be sold by Ladenburg daily and the minimum price per share at which shares may be sold. Ladenburg sold shares by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or in privately negotiated transactions.

Sales under the 2023 ATM Program were made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, declared effective on January 3, 2022, and a prospectus supplement related thereto, and subsequently expired on January 3, 2025.

Either party is able to suspend the offering under the 2023 ATM Program by notice to the other party. The 2023 ATM Program will terminate upon the earlier of (i) the sale of all shares subject to the 2023 ATM Program or (ii) termination of the 2023 ATM Program in accordance with its terms. Either party may terminate the 2023 ATM Program at any time upon five business days' prior written notification to the other party in accordance with the related agreement.

We agreed to pay Ladenburg a commission of 3% of the gross sales price of any shares sold pursuant to the 2023 ATM Program. The rate of compensation would not apply when Ladenburg acted as principal, in which case such rate would be separately negotiated. We also agreed to reimburse Ladenburg for the fees and disbursements of its counsel in an amount not to exceed $60,000, in addition to certain ongoing disbursements of its legal counsel up to $3,000 per calendar quarter.

During the year ended December 31, 2024, we sold 2,862 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Common Shares Reserved for Future Issuance

Common shares reserved for potential future issuance upon exercise of warrants

The chart below summarizes shares of our common stock reserved for future issuance upon the exercise of warrants:

	December 31,
(in whole numbers)	2024	2023	Exercise Price	Expiration Date
Investors - July 2024 financing	75,579	-	$64.00	01/23/30
Investors - April 2023 financing	4,710	4,710	$2,637.00	04/24/28
Investors - February 2023 warrant repricing	49	49	$9,684.00	07/21/28
Investors - January 2023 warrant repricing	214	213	$9,684.00	06/20/28
Investors - March 2021 financing	106	107	$162,000.00	03/25/26
Investors - May 2020 financing	58	58	$358,875.00	05/22/25
LPH II Investments Limited	1	1	$745,200.00	04/04/25
Total	80,717	5,138

Common shares reserved for potential future issuance upon granting of additional equity incentive awards

The 2020 Equity Incentive Plan, or the 2020 Plan, initially provided for up to a maximum of approximately 34 shares of common stock to be available for issuance pursuant to stock-based awards granted under the 2020 Plan. On August 15, 2023, at the Annual Meeting of Stockholders, our stockholders approved an amendment and restatement of the 2020 Plan to increase the authorized shares under the existing 2020 Plan by 717 shares and to remove the 2020 Plan’s evergreen provision. See, “Note 16 - Stock Options and Stock-based Employee Compensation.”

As of December 31, 2024, we had a de minimis number of shares available for potential future issuance under the 2020 Plan.

Note 16 – Stock Options and Stock-based Employee Compensation

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

On August 15, 2023, at the Annual Meeting of Stockholders, our stockholders approved an amendment and restatement of the 2020 Plan to increase the authorized shares under the existing 2020 Plan by 717 shares and to remove the 2020 Plan’s evergreen provision.

As of December 31, 2024, there was a de minimis number of shares of our common stock authorized under the 2020 Plan, and a de minimis number of shares remained available for issuance as of  December 31, 2024.

An administrative committee, currently the Compensation Committee of the Board of Directors, or Committee delegates,  may determine the types, the number of shares covered by, and the terms and conditions of, such awards. Eligible participants may include any of our employees, directors, advisors or consultants.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Stock options and RSUs outstanding and available for future issuance are as follows:

	December 31,
(in whole numbers)	2024	2023

Stock Options and RSUs Outstanding
2020 Plan	414	437
2011 Plan	30	32
Non-Plan	-	2
Total Outstanding	444	472

Available for Future Grants under the 2020 Plan	17	376

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

A summary of activity under our long-term incentive plans is presented below:

(in whole numbers)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)

Outstanding at January 1, 2024	310	$78,604.26
Forfeited or expired	(20)	94,208.28
Outstanding at December 31, 2024	290	$77,533.16	7.9

Vested and exercisable at December 31, 2024	145	$154,334.93	7.1

Vested and expected to vest at December 31, 2024	290	$77,533.16	7.9

(in whole numbers)
Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2024	165	$2,603.71
Vested	(3)	45,600.69
Cancelled	(8)	1,193.50
Outstanding at December 31, 2024	154	$1,895.03

Based upon application of the Black-Scholes option-pricing formula described below, the weighted-average grant-date fair value of options granted during the year ended December 31, 2023$927.81.  The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2023 $1,089.00. No options or RSUs were granted during the year ended December 31, 2024. The total intrinsic value of options outstanding, vested, and exercisable as of December 31, 2024 are each $0.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Stock-Based Compensation

We recognized stock-based compensation expense in accordance with ASC Topic 718 of $0.5 million and $1.3 million, respectively, for the years ended December 31, 2024 and 2023.

Stock-based compensation expense was classified as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Research and development	$143	$383
General and administrative	312	895
Total	$455	$1,278

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing formula that uses assumptions noted in the following table. Expected volatilities are based upon the historical volatility of our common stock and other factors. We also use historical data and other factors to estimate option exercises, employee terminations and forfeiture rates. The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of the grant. No options were granted during the year ended December 31, 2024.

Year Ended December 31,
2023

Weighted average expected volatility	112%
Weighted average expected term	6.0
Weighted average risk-free interest rate	4.33%
Expected dividends	-

The total fair value of the underlying shares of the options vested during 2024 and 2023 is $1.0 million and $2.8 million, respectively. As of December 31, 2024, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2020 Plan. That cost is expected to be recognized over a weighted-average vesting period of 1.6 years.

Note 17 – Collaboration, Licensing and Research Funding Agreements

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

As of December 31, 2024, we have not recorded a liability or expense related to contingent consideration for future milestone payments to Varian, as the achievement of such milestones has not occurred and was not deemed probable.

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

As of December 31, 2024 and 2023, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

The term of the A&R License Agreement will continue on a country-by-country basis for the commercial life of the products. Either party may terminate the A&R License Agreement in the event of bankruptcy or a material breach of the A&R License Agreement by the other party that remains uncured for a period of 60 days (or within 30 days after delivery of a Default Notice (as defined in the A&R License Agreement) if such material breach is solely based on the breaching party’s failure to pay amount due under the A&R License Agreement). At any time after the second anniversary of the A&R License Agreement, Licensee may terminate the A&R License Agreement in its entirety or on a product-by-product basis. In addition, either party may terminate the A&R License Agreement with respect to any individual product in a country if a regulatory authority in such country terminates, suspends or discontinues development of such product and such termination, suspension or discontinuance persists for a period in excess of 18 months. Upon termination of the A&R License Agreement in its entirety or with respect to a particular product or country, generally all related rights and licenses granted to Licensee will terminate, all rights under our technology will revert to us, and Licensee will cease all use of our technology, in each case in relation to the terminated product(s) and country(ies), as applicable.

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

In 2024, we entered into Amendment No. 1 and Amendment No. 2 to the U.S. License Agreement with PMUSA and also entered into Amendment No. 1 and Amendment No. 2 to the License Agreement with PMPSA in which the parties extinguished and released their respective rights, obligations and claims in respect of quarterly payments in effect immediately prior to Amendment No. 1 (See, “Note 13 - Other Current Liabilities”).

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

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Note 18 – Related Party Transactions

Lee’s Holdings

As of January 9, 2023, Lee’s Holdings’ beneficial ownership of our issued and outstanding shares of common stock was approximately 14%. As of December 31, 2024 and 2023, Lee’s Holdings’ beneficial ownership of our issued and outstanding shares of common stock was de minimis and approximately 2%, respectively.

We entered into the following transactions with Lee’s Holdings during 2024 and 2023:

●	On January 12, 2024, we entered into a License, Development and Commercialization Agreement with Lee’s (HK) effective as of January 7, 2024. We may receive up to $3.1 million in potential upfront pre-development, development, clinical, and regulatory milestone payments and up to $135.25 million in sales milestone payments. We are also entitled to receive a low double-digit percentage of Lee’s (HK) non-royalty sublicense income. (See, “Note 17 - Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.”);

●

On August 17, 2022, we entered into the A&R License Agreement, with Lee’s (HK) and Zhaoke, effective as of August 9, 2022. We may receive up to $78.9 million in potential clinical, regulatory, and commercial milestone payments under the A&R License Agreement. We are also entitled to receive a low double-digit percentage of Licensee’s non-royalty sublicense income (See, “Note 17 - Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.”); and

●	In March 2020, we entered into the Term Sheet with Lee’s (HK), pursuant to which Lee’s (HK) had agreed to provide financing for the development of AEROSURF. In August 2020, we entered into the PF Agreement with Lee’s (HK), formalizing the terms of the Term Sheet, under which we received payments of $1.0 million in 2021. As of December 31, 2024 and 2023, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities. The liability will remain on the balance sheet until we repay such amounts as a result of any revenues and payments received by us for any sale, divestiture, license or other development and/or commercialization of the KL4/AEROSURF patent portfolio. No further amounts are due under the PF Agreement as of December 31, 2024 (See, “Note 17 - Collaboration, Licensing and Research Funding Agreements – Lee’s Pharmaceutical (HK) Ltd.”).

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Panacea Venture Management Company Ltd.

As of January 9, 2023, Panacea Venture Management Company Ltd.’s, or Panacea’s, beneficial ownership of our issued and outstanding shares of common stock was approximately 9%. As of December 31, 2024 and 2023, Panacea’s beneficial ownership of our issued and outstanding shares of common stock was de minimis and  1%, respectively.

James Huang is a founding and Managing Partner of Panacea. In connection with the CVie Acquisition in December 2018, Mr. Huang was appointed as a director and Chairman of our Board. In April 2023, Mr. Huang resigned from this position.

On February 21, 2023, we entered into a warrant exercise inducement offer letter with Panacea Venture Healthcare Fund I, L.P., a related party of Panacea and a holder of certain of the February 2023 Existing Warrants. Pursuant to the terms of the inducement letter, we agreed to amend the February 2023 Existing Warrants by lowering the exercise price of the February 2023 Existing Warrants to $6,354.00 per share. Additionally, Panacea agreed to exercise for cash all of their February 2023 Existing Warrants to purchase an aggregate of 25 shares of common stock in exchange for our agreement to issue to Panacea new warrants to purchase up to an aggregate of 49 shares of common stock. We received aggregate gross and net proceeds of approximately $0.2 million and $0.1 million, respectively, from the exercise of the February 2023 Existing Warrants by Panacea (See, “Note 15 - Mezzanine Equity and Stockholders’ Equity”).

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

Note 20 – Income Taxes

The components of the benefit for income taxes for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
(in thousands)	2024	2023
Current expense (benefit):
State	$204	$-
Total current expense (benefit)	204	-

Deferred expense (benefit):
Foreign	$(210)	$-
Total deferred expense (benefit)	(210)	-
Total income tax expense (benefit)	$(6)	$-

For the year ended December 31, 2024, we recorded a deferred income tax benefit of $0.2 million that relates solely to the reduction of the deferred tax liabilities as a result of the loss on impairment of intangible assets related to rostafuroxin for the year ended December 31, 2024.  This deferred income tax benefit is offset by a $0.2 million state income tax expense for the year ended December 31, 2024 related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See, “Note 14 – Restructured Debt Liability”).

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

The reconciliation of the income tax benefit computed at the federal statutory rates to our recorded tax benefit for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
(in thousands)	2024	2023

Income tax benefit, statutory rates	$(377)	$(4,261)
State taxes on income, net of federal benefit	155	(625)
Net operating loss expirations	147,967	5,875
Intangibles	-	613
Research and development tax credit	(430)	490
Foreign rate differential	(254)	37
Stock compensation	24	464
Employee related and other	508	(575)
Nondeductible debt	429	-
Change in fair value of warrant liability	(2,201)	-
Change in state tax rates	-	23,993
Income tax expense / (benefit), statutory rates	145,821	26,011
Valuation allowance	(145,827)	(26,011)
Income tax benefit, net	$(6)	$-

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of  December 31, 2024 and 2023, are as follows:

	December 31,
(in thousands)	2024	2023

Long-term deferred assets:
Net operating loss carryforwards (federal and state)	$39,637	$158,926
Research and development tax credit	266	17,081
Compensation expense on stock	3,539	3,940
Other accrued	1,476	1,386
Capitalized R&D expenses	5,122	3,606
Depreciation	343	355
Total long-term deferred tax assets	50,383	185,294
Long-term deferred liabilities:
IPR&D	(2,757)	(5,058)
Total long-term deferred tax liabilities	(2,757)	(5,058)
Valuation allowance	(52,154)	(185,294)
Deferred tax liabilities, net	$(4,528)	$(5,058)

We are in a net deferred tax liability position as of  December 31, 2024 and 2023. Because we have never realized a profit, management has fully reserved the net deferred tax asset since realization is not assured. It is our policy to classify interest and penalties recognized on uncertain tax positions as a component of income tax expense. There was neither interest nor penalties accrued as of December 31, 2024 and 2023, nor were any incurred in 2024 or 2023.

At December 31, 2024 and 2023, we had available carryforward net operating losses for federal tax purposes of $101.2 million and $620.4 million, respectively, research and development tax credit carryforward of $0.3 million and $16.5 million, respectively, and orphan drug tax credit carryforwards of $0.6 million for December 31, 2023. The $101.2 million of federal net operating loss carryforwards can be carried forward indefinitely.

At December 31, 2024 and 2023, we had available carryforward losses of approximately $73.3 million and $576.3 million, respectively, for state tax purposes. The entirety of the $73.3 million state tax carryforward losses at December 31, 2024 is associated with the state of Pennsylvania.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and development, or R&D, expenditures under Internal Revenue Code Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business for tax purposes. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years, both using a midyear convention. During the year ended December 31, 2024, we capitalized $8.5 million and $0.7 million of domestic and foreign R&D expenses, respectively.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, we performed an evaluation to determine whether a valuation allowance was needed. We considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. We determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, we maintained a full valuation allowance as of December 31, 2024 and 2023.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed a study to assess whether an ownership change occurred or whether there were multiple ownership changes since we became a “loss corporation” as defined in Section 382. We experienced multiple ownership changes occurring in 2017, 2018, 2022, 2023 and 2024. The ownership changes have and will continue to subject our pre-ownership change NOL carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. As a result of the ownership changes, we are unable to utilize our NOLs and credits recognized prior to 2024. Due to this limitation, approximately $467.2 million of the federal NOLs and $16.1 million of federal credits will expire unutilized. Additionally, approximately $456.9 million of state NOLs will expire unutilized. As a result, we reduced our deferred tax assets related to the federal and state NOLs and credits which were offset by the corresponding decrease in the valuation allowance.

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

Note 21 – Leases

Our operating leases consist primarily of facility leases for our operations in Warrington, Pennsylvania and Taipei, Taiwan.

We maintain our corporate headquarters and operations in Warrington, Pennsylvania. The facility serves as the main operating facility for drug development, regulatory, research and development, and administration. We also maintain offices in Taipei, Taiwan where we oversee certain manufacturing development and preclinical activities occurring at a university in Taiwan related to our cardiovascular drug product candidates.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to our operating leases for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023

Operating lease cost	$514	$536
Variable lease cost	13	13
Sublease income	(44)	(44)
Total lease cost	$483	$505

Other Information
Operating cash flows used for operating leases	$436	$559
Weighted average remaining lease term (in years)	2.2	3.2
Weighted average incremental borrowing rate	7.07%	7.07%

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Future minimum lease payments under our non-cancelable operating leases as of December 31, 2024, are as follows:

(in thousands)	December 31, 2024

2025	$570
2026	581
2027	97
Total lease payments	1,248
Less imputed interest	(87)
Total operating lease liabilities	$1,161

Note 22 – Subsequent Events

Reduction of Series C Preferred Stock Conversion Price and July 2024 Warrant Exercise Price

On January 24, 2025, the Company contacted all holders of the Company’s Series C Convertible Preferred Stock, par value $0.001 (the “Series C Preferred Stock”), and notified them that the Company had decided to offer to reduce the Conversion Price as defined in the Series C Certificate of Designation (as defined below) of each share of Series C Preferred Stock to $8.04 (the “Transaction”) pursuant to the Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of Windtree Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on July 19, 2024 (the “Series C Certificate of Designation”). In exchange for signing the conversion notice (each a “Conversion Notice”) with the reduced Conversion Price offered by the Company, the holder of Series C Preferred Stock and the Company agreed to certain forbearance terms for claims arising up to and through April 30, 2025, under the Securities Purchase Agreements entered into on or about July 18, 2024 and on or about July 26, 2024, as applicable, the Registration Rights Agreements entered into on or about July 20, 2024 and on or about July 26, 2025, as applicable, the Warrants entered into on July 20, 2024, and all other transaction documents entered into with respect to the Series C Preferred Stock. The Conversion Notice stated that it must be signed by the holder and returned to the Company no later than 5:00 p.m. Eastern Time on January 31, 2025.

Pursuant to the Transaction, approximately 1,895 shares of Series C Preferred Stock were converted into 235,846 shares of the Company’s common stock at the reduced Conversion Price. In connection with the Transaction, and pursuant to the terms of the warrant agreement, the exercise price of the July 2024 Warrants originally issued in connection with the Series C Preferred Stock was reduced to $8.04 effective January 24, 2025.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

License and Supply Agreement with Evofem Biosciences, Inc.

On March 20, 2025, Windtree Therapeutics, Inc. (the “Company”) entered into a License and Supply Agreement, as amended on March 28, 2025 (the “L&S Agreement”), with Evofem Biosciences, Inc., a Delaware corporation (“Evofem”). Pursuant to the L&S Agreement, the Company will act as the supplier to Evofem of its Phexxi® product outside of the United States. The term of the L&S Agreement is for an initial three-year period and is automatically renewed thereafter for successive two-year periods unless either party provides 180 days’ notice of non-renewal or the L&S Agreement is otherwise terminated in accordance with the termination provisions provided therein. The Company’s manufacturing and supply obligations under the L&S Agreement will commence the later of the termination of Evofem’s exclusivity obligations with its current supplier or within 90 days of the Company’s notification to Evofem that it has established manufacturing capabilities for the Products (as defined in the L&S Agreement). The Company may subcontract, with any third party including an affiliate of the Company, to perform any of its obligations under the L&S Agreement without the prior written consent of Evofem.

Evofem is generally obligated to purchase the Products from the Company at a specified price during the first three years of the Term (as defined in the L&S Agreement). Evofem also granted to the Company a limited, nonexclusive, royalty-free right to use Evofem’s Intellectual Property Rights (as defined in the L&S Agreement) solely as necessary to manufacture the Products exclusively for Evofem during the Term, subject to the terms of the L&S Agreement. The L&S Agreement contains representations and warranties of both parties, insurance requirements for the Company, mutual indemnification provisions, and confidentiality provisions.

Senior Secured Notes

On March 18, 2025, the Company agreed to issue and sell to two institutional investors an aggregate principal amount of $312,500 in senior secured notes due in 2026, or the March 2025 Notes, for aggregate gross proceeds of $250,000. Each of the March 2025 Notes was issued in a private offering in reliance on exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended. The March 2025 Notes include 20% original issue discount.

Maturity Date. The March 2025 Notes will mature on March 18, 2026, unless extended at the holder’s option in accordance with the terms of the March 2025 Notes.

Interest. The Notes will bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the March 2025 Notes) and such interest will compound each calendar month. The interest rate will increase to 18% per annum upon the existence of an Event of Default (as defined in the March 2025 Notes).

Fundamental Transactions. The March 2025 Notes prohibit the Company from entering specified fundamental transactions (including, without limitation, mergers, business combinations and similar transactions) unless the Company (or its successor) assumes in writing all of the Company’s obligations under the March 2025 Notes and the other Transaction Documents (as defined in the March 2025 Notes).

Optional Redemption. The Company may at any time redeem all, but not less than all, of the remaining amount under the March 2025 Notes in cash at a price equal to 120% of the remaining amount being redeemed as of such optional redemption date. The Company may deliver only one Company Optional Redemption Notice (as defined in the March 2025 Notes) and such notice will be irrevocable.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Equity Line Mandatory Redemption. At any time on or after the Issuance Date, if the Company sells any shares of common stock pursuant to any equity line of credit with any Person (as defined in the March 2025 Notes), the Company shall deliver written notice to the holder in accordance with the terms of the March 2025 Notes, specifying (i) the aggregate gross proceeds (less any reasonable and documented legal fees and expenses) of such transactions in the prior calendar week (each, an “Equity Line Proceeds Amount”), (ii) 30% of such Equity Line Proceeds Amount (each, an “Equity Line Mandatory Redemption Amount”), (iii) the applicable Equity Line Mandatory Redemption Date and (iv) the aggregate portion of the March 2025 Notes subject to such Equity Line Mandatory Redemption and the Equity Line Mandatory Redemption Price with respect thereto (as such terms are defined in the March 2025 Notes). Unless waived in writing by the holder, on the first business day after such notice, the Company shall redeem in cash a portion of the March 2025 Notes equal to the lesser of (x) the remaining amount of the March 2025 Notes and (y) the holder’s Holder Pro Rata Amount (as defined in the March 2025 Notes) of the Equity Line Mandatory Redemption Amount (reflecting a redemption price calculated based upon $1.20 per each $1.00 of the remaining amount of the March 2025 Notes subject to such Equity Line Mandatory Redemption), without the requirement for any notice or demand or other action by the holder or any other Person.

Covenants. The March 2025 Notes contain customary covenants providing for a variety of obligations on the part of the Company.

Security Interest. The March 2025 Notes will be secured by first-priority security interests in all assets of the Company then presently existing, and will constitute a valid, first priority security interest in all assets of the Company later-acquired by the Company (collectively referred to as “Collateral” and as further defined in the March 2025 Notes).

Convertible Promissory Note

On April 4, 2025, the Company agreed to issue and sell to two institutional investors, or the Holders, 20% OID senior secured promissory notes in an aggregate principal amount of $312,500, or the April 2025 Notes, at an original issue discount of 20%, for gross proceeds of $250,000. The April 2025 Notes were issued in a private offering in reliance on exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

Maturity Date. The April 2025 Notes will mature on January 4, 2026, unless extended at the holder’s option in accordance with the terms of the April 2025 Notes.

Interest. The April 2025 Notes will bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the April 2025 Notes) and such interest will compound each calendar month.

Pre-Payment. There is a mandatory pre-payment requirement, or the Mandatory Pre-Payment, that the Company must pre-pay the April 2025 Notes in an amount equal to 25% of the gross proceeds that the Company receives upon entry into a common stock purchase agreement on or about June 26, 2025 with the Holders subject to a pre-payment premium equal to 120%. There is no pre-payment penalty.

Conversion.  The April 2025 Notes may be converted at the option of the Holder at any time for shares of the Company’s Common Stock, or the Common Stock, at a price equal to $1.10 per share subject to adjustment as provided in the April 2025 Notes, or the Conversion Price.

Registration Rights.  Within 20 calendar days following the date the April 2025 Notes are issued, the Company must file a registration statement on Form S-1 for the resale of all securities issuable pursuant to the April 2025 Notes.

Subsequent Equity Sales. If the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price, then the Conversion Price will be reduced to the lower issuance price of the subsequently issued security.

Default. Upon an Event of Default, as defined in the April 2025 Notes, the  April 2025 Notes will accrue at an additional interest rate equal to the lesser of 2% per month (24% per annum) or the maximum rate permitted under applicable law.

Covenants. The April 2025 Notes contain customary covenants providing for a variety of obligations on the part of the Company.

Security.  The April 2025 Notes are secured by a security agreement, executed by the Company in favor of the Holders encumbering the collateral set forth therein.

ELOC Purchase Agreement and Redemption of Series C Preferred Stock

Subsequent to December 31, 2024 and through April 15, 2025, we sold an additional 0.2 million shares of Common Stock under the ELOC Purchase Agreement for gross proceeds of $2.0 million. From these proceeds we paid $0.1 million for accrued and unpaid dividends and an additional $0.4 million to redeem 402 Series C Preferred Shares as of April 15, 2025 for an aggregate redemption price of $0.5 million.

Conversions of Series C Preferred Stock

Subsequent to December 31, 2024 and through April 15, 2025, 8,521 shares of Series C Convertible Preferred Stock and approximately $50,000 of accrued but unpaid dividends were converted into 3,045,531 shares of common stock. Following these conversions, there are 2,833 shares of Series C Convertible Preferred Stock outstanding as of April 15, 2025

July 2024 Warrant Exercises

Subsequent to December 31, 2024 and through April 15, 2025, 47,799 July 2024 Warrants were converted into 47,799 shares of common stock for gross and net proceeds of $0.3 million.

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES