Form 10-Q
period 2025-03-31
WINDTREE THERAPEUTICS INC /DE/
filed 2025-05-15
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 3,661,289 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	5

	CONDENSED CONSOLIDATED BALANCE SHEETS	5
	As of March 31, 2025 (unaudited) and December 31, 2024

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)	6
	For the Three Months Ended March 31, 2025 and 2024

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (unaudited) For the Three Months Ended March 31, 2025 and 2024	7

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	8
	For the Three Months Ended March 31, 2025 and 2024

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Windtree Therapeutics, Inc., and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

●

potential delays and uncertainties in our anticipated timelines and milestones and additional costs associated with the impact of the evolving events in the Israel-Gaza region, the ongoing military conflict between Russian and Ukraine, and trade and political tensions between the United States, or the U.S., and the People’s Republic of China on our clinical trial operations;

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

●	our ability to successfully implement our new business strategy to generate revenue through acquisitions of small companies and their FDA-approved products.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo), WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,173	$1,779
Prepaid expenses and other current assets	421	795
Total current assets	1,594	2,574

Property and equipment, net	94	111
Restricted cash	9	9
Operating lease right-of-use assets	939	1,051
Intangible assets	24,130	24,130
Total assets	$26,766	$27,875

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,110	$1,879
Accrued expenses	1,785	1,706
Operating lease liabilities - current portion	519	508
ELOC commitment note payable	-	328
Derivative liability - ELOC commitment note	-	299
Senior secured notes payable	374	-
Common stock warrant liability	162	305
Loans payable	167	333
Other current liabilities	359	359
Total current liabilities	6,476	5,717

Operating lease liabilities - non-current portion	519	653
Other liabilities	3,800	3,800
Deferred tax liabilities	4,643	4,528
Total liabilities	15,438	14,698

Mezzanine equity:
Series C redeemable preferred stock, $0.001 par value; 18,820 shares authorized; 2,833 and 11,757 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,038	3,181
Series B redeemable preferred stock, $0.001 par value; 5,500 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Total mezzanine equity	1,038	3,181

Stockholders’ equity:
Preferred stock, $0.001 par value; 4,975,680 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 3,555,954 and 256,397 shares issued and 3,555,953 and 256,396 shares outstanding at March 31, 2025 and December 31, 2024, respectively	4	-
Additional paid-in capital	863,995	859,660
Accumulated deficit	(850,655)	(846,610)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	10,290	9,996
Total liabilities, mezzanine equity & stockholders’ equity	$26,766	$27,875

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024

Expenses:
Research and development	$2,270	$2,253
General and administrative	1,820	2,152
Total operating expenses	4,090	4,405
Operating loss	(4,090)	(4,405)

Other income (expense):
(Loss) gain on debt extinguishment, net	(22)	14,520
Change in fair value of common stock warrant liability	134	-
Interest income	7	30
Interest expense	(20)	(13)
Other (expense) income, net	(54)	201
Total other income, net	45	14,738

(Loss) income before income taxes	(4,045)	10,333
Income tax expense	-	(114)
Net (loss) income	$(4,045)	$10,219
Dividends on Series C preferred stock	(998)	-
Net (loss) income attributable to common stockholders	$(5,043)	$10,219

Net (loss) income per share attributable to common stockholders
Basic and diluted	$(4.63)	$1,099.37

Weighted average number of common shares outstanding
Basic and diluted	1,088,564	9,295

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

(Unaudited)

(in thousands)

			Stockholders’ Equity
	Series C Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2023	-	$-	7	$-	$851,268	$(844,823)	-	$(3,054)	$3,391
Net income	-	-	-	-	-	10,219	-	-	10,219
Issuance of common stock, ATM Program, net of issuance costs of $44	-	-	3	1	1,366	-	-	-	1,367
Issuance of common stock, equity consideration in debt extinguishment	-	-		-	280	-	-	-	280
Stock-based compensation expense	-	-	-	-	164	-	-	-	164
Balance - March 31, 2024	-	$-	10	$1	$853,078	$(834,604)	-	$(3,054)	$15,421

	Mezzanine Equity		Stockholders’ Equity
	Series C Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2024	12	$3,181	256	$-	$859,660	$(846,610)	-	$(3,054)	$9,996
Net loss	-	-	-	-	-	(4,045)	-	-	(4,045)
Series C preferred stock conversions	(9)	(2,815)	3,046	3	2,860	-	-	-	2,863
Series C preferred stock redemptions	-	(110)	-	-	(373)	-	-	-	(373)
Deemed dividends on Series C preferred stock	-	782	-	-	(782)	-	-	-	(782)
Cash dividends on Series C preferred stock	-	-	-	-	(216)	-	-	-	(216)
Issuance of common stock, ELOC	-	-	151	1	1,977	-	-	-	1,978
Issuance of common stock, equity consideration in debt extinguishment	-	-	57	-	476	-	-	-	476
Exercise of common stock warrants	-	-	46	-	312	-	-	-	312
Settlement of common stock warrant liability	-	-	-	-	9	-	-	-	9
Stock-based compensation expense	-	-	-	-	72	-	-	-	72
Balance - March 31, 2025	3	$1,038	3,556	$4	$863,995	$(850,655)	-	$(3,054)	$10,290

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(4,045)	$10,219
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17	21
Stock-based compensation	72	251
Non-cash lease expense	112	101
Loss (gain) on debt extinguishment	22	(14,520)
Unrealized loss (gain) on foreign exchange rate changes	122	(209)
Change in fair value of derivative liabilities	(188)	-
Change in fair value of senior secured notes	124	-
Change in fair value of warrant liability	(134)	-
Changes in assets and liabilities:		-
Prepaid expenses and other current assets	373	270
Accounts payable	1,231	880
Accrued expenses	10	328
Operating lease liabilities	(123)	(113)
Other current liabilities	-	(175)
Net cash used in operating activities	(2,407)	(2,947)

Cash flows from financing activities:
Proceeds from ELOC Purchase Agreement, net of issuance costs	1,978	-
Proceeds from exercise of common stock warrants	312	-
Proceeds from March 2025 senior secured notes	250	-
Proceeds from ATM Program, net of issuance costs	-	1,367
Redemptions of Series C preferred stock	(483)	-
Cash dividend payments on Series C preferred stock	(90)	-
Principal payments on loans payable	(166)	(233)
Payments on debt extinguishment	-	(100)
Net cash provided by financing activities	1,801	1,034
Net decrease in cash, cash equivalents, and restricted cash	(606)	(1,913)
Cash, cash equivalents, and restricted cash - beginning of period	1,788	4,469
Cash, cash equivalents, and restricted cash - end of period	$1,182	$2,556

Supplementary disclosure of non-cash activity:
Conversions of Series C preferred stock	2,863	-
Deemed dividends on Series C preferred stock	782	-
Fair value of common stock consideration related to ELOC commitment note extinguishment	476	-
Fair value upon issuance of March 2025 senior secured notes	374	-
Settlement of common stock warrant liability	9	-
Fair value of common stock consideration related to debt extinguishment	-	280

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

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission, or the SEC, on April 15, 2025, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2024. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

With the exception of certain non-recurring items such as gain on debt extinguishment, we have incurred net losses since inception. Our net loss was $4.0 million for the three months ended March 31, 2025. We had net income of $10.2 million for the three months ended March 31, 2024 due to a $14.5 million gain on debt extinguishment and $0.2 million of other income, partially offset by a $4.4 million operating loss and $0.1 million of income tax expense. We expect to continue to incur operating losses for at least the next several years. As of March 31, 2025, we had an accumulated deficit of $850.7 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

As of March 31, 2025, we had cash and cash equivalents of $1.2 million and current liabilities of $6.5 million. We believe that we have sufficient resources available to fund our business operations through May 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 4 – Summary of Significant Accounting Policies

Principles of Consolidation

The interim unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries, CVie Investments Limited and its wholly owned subsidiary, CVie Therapeutics Limited; and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

Intangible Assets

We record acquired intangible assets based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three months ended March 31, 2025, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

The following table represents identifiable intangible assets as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	1,790	1,790
Intangible assets	$24,130	$24,130

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

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is the U.S. Dollar. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense) income, net. Foreign currency transactions resulted in a net loss of approximately $0.1 million and a net gain of  $0.2 million for the three-month periods ended March 31, 2025 and 2024, respectively.

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

Net Loss per Share Attributable to Common Stockholders

Net loss is adjusted for any deemed dividends to preferred stockholders to compute net loss attributable to common stockholders. Net loss is also adjusted for any impact to retained earnings related to the extinguishment of equity securities. The Series C preferred stock is a participating security. Accordingly, in any period in which we report net income attributable to common stockholders, basic earnings per share is computed using the “two-class” method. Under this method, net income is reduced by any dividends earned and the remaining earnings (undistributed earnings) are allocated to common stock and each series of participating securities to the extent that each participating security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net income per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus the effect of any other potentially dilutive securities outstanding for the period. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it assumes that the outstanding participating securities convert into common stock at the beginning of the period, or when issued if later. The Company reports the more dilutive of the approaches (two class or “if-converted”) as their diluted net income per share during the period.

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

As of March 31, 2025 and 2024, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, the vesting of restricted stock units, and the conversion of Series C preferred stock was 1.6 million and 5,600 shares, respectively. For the three months ended March 31, 2025, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted weighted-average shares of common stock outstanding.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Acccounting Standards Update, or ASU, 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard on January 1, 2025, which will expand our disclosures beginning with our annual consolidated financial statements for the year ended December 31, 2025.  ASU 2023-09 is not expected to have an impact on the consolidated financial results of the Company.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	March 31,
(in thousands)	2025	Level 1	Level 2	Level 3

Assets:
Money market funds	$604	$604	$-	$-
Total Assets	$604	$604	$-	$-

Liabilities:
Senior secured notes payable	$(374)	$-	$-	$(374)
Common stock warrant liability	(162)	-	-	(162)
Total Liabilities	$(536)	$-	$-	$(536)

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2024	Level 1	Level 2	Level 3

Assets:
Money market funds	$598	$598	$-	$-
Total Assets	$598	$598	$-	$-

Liabilities:
Derivative liability - ELOC commitment note	$(299)	$-	$-	$(299)
Common stock warrant liability	(305)	-	-	(305)
Total Liabilities	$(604)	$-	$-	$(604)

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

The fair value of the common stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the common stock warrant liability:

Three Months Ended March 31, 2025
Balance at December 31, 2024	$305
Change in fair value	(134)
Settlement of common stock warrant liability	(9)
Balance at March 31, 2025	$162

In determining the initial fair value of the common stock warrants at their respective issuance dates as well as for the subsequent remeasurement at March 31, 2025, we used a Black Scholes pricing model.  For the measurement at December 31, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

	July 22, 2024 Issuance Date	July 29, 2024 Issuance Date	March 31, 2025	December 31, 2024
Fair value of underlying equity	$3.56	$3.29	$1.26	$0.35
Exercise price	$4.11	$4.11	$1.10	$1.28
Volatility	108.4%	115.6%	132.9%	n/a
Risk-free interest rate	4.2%	4.1%	4.0%	4.4%
Expected term (in years)	5.5	5.5	4.8	5.1
Discounting factor	n/a	n/a	n/a	0.81

The fair value of the derivative liability - ELOC commitment note is also based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the derivative liability:

Three Months Ended March 31, 2025
Balance at December 31, 2024	$299
Change in fair value	(188)
Extinguishment of derivative	(111)
Balance at March 31, 2025	$-

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

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the year ended December 31, 2024. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2024. There was no indication of impairment as of March 31, 2025. (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets”). The table below categorizes assets measured at fair value on a non-recurring basis for the periods presented:

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

Note 6 – Senior Convertible Notes Payable

On April 2, 2024, we entered into the April Purchase Agreement pursuant to which we agreed to sell the Senior Convertible Notes for $1.35 million of net proceeds. The Senior Convertible Notes were convertible into shares of our common stock at an initial conversion price of $324.27, which was subject to adjustment upon the occurrence of specified events to no lower than $64.89, subject to any stock split, stock dividend, stock combination, recapitalization or other similar transactions involving our common stock.

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

Note 7 – ELOC Commitment Note Payable

In June 2024, we entered into an equity line of credit, or ELOC, purchase agreement, or the ELOC Purchase Agreement, establishing an ELOC for the right to sell shares of our common stock to the purchaser, or the Purchaser. As consideration for the Purchaser’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the ELOC Purchase Agreement, concurrently with the execution and delivery of the ELOC Purchase Agreement, we issued a convertible promissory note, or the ELOC Commitment Note, to the Purchaser in the amount of $350,000. The ELOC Commitment Note had a maturity date of June 26, 2025 and bore interest at 5% per annum on a 365-day basis, due and payable on June 26, 2025. The Purchaser, in its sole discretion and upon written notice to us was able to convert all or a portion of the entire unpaid principal balance of the ELOC Commitment Note, together with all accrued and unpaid interest, if any, or the Conversion Amount, into a number of shares of our common stock equal to (x) the Conversion Amount divided by, as of the date of such conversion notice or other date of determination, the lesser of (i) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market on June 26, 2024 and (ii) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market during the 20 trading days immediately preceding the date of such conversion notice, subject to adjustment as provided in the terms of the ELOC Commitment Note.

The ELOC Commitment Note in its entirety had an estimated fair value of $0.6 million at issuance, while the ELOC Commitment Note conversion option was required to be bifurcated as a separate derivative liability upon issuance. As a result, we recorded the fair value of the conversion option feature in the amount of $0.3 million as a derivative liability and $0.3 million as ELOC Commitment Note payable in our condensed consolidated balance sheet. Because there was no consideration paid by the Purchaser in exchange for the ELOC Commitment Note, the entire initial fair value of both instruments was recorded to other expense in the amount of $0.6 million.

The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives, which is a component of other income (expense) in our condensed consolidated statement of operations.  During the three months ended March 31, 2025, the Purchaser converted the ELOC Commitment Note and its related accrued interest into 56,769 shares of our common stock with a fair value of $0.5 million. Immediately prior to the conversion, we recorded a final fair value measurement of the derivative liability resulting in a $0.2 million change in fair value which was recorded as other income for the three months ended March 31, 2025. Upon conversion, the remaining derivative liability and the ELOC Commitment Note were extinguished and we recognized a loss on debt extinguishment of approximately $22,000.

Note 8 – Common Stock Warrant Liability

In July 2024, we completed two private placements of Series C Preferred Stock and common stock warrants, or the July 2024 Warrants (Refer to Note 13, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details).  The July 2024 Warrants were exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and had an initial exercise price of $205.50 per share, subject to customary adjustments. The July 2024 Warrants are considered a freestanding financial instrument as they are separable and legally detachable from the Series C Preferred Stock. The July 2024 Warrants have been classified as a liability in the Company’s condensed consolidated balance sheet because they include a put option election available to the holders that is contingently exercisable if the Company enters into a change of control transaction, or the Change of Control Put. If the Change of Control Put is exercised by the holder of a July 2024 Warrant, they may elect to receive cash as determined by the Black Scholes pricing model, based on terms and timing specified in the July 2024 Warrants. The potential for a cash settlement for the July 2024 Warrants is outside the control of the Company, and in accordance with U.S. GAAP, required the July 2024 Warrants to be treated as financial liabilities measured at fair value through profit or loss.

The July 2024 warrants had an initial fair value of $10.8 million upon issuance and were remeasured to a fair value of $0.3 million as of December 31, 2024. For the three months ended March 31, 2025, the change in the estimated fair value of the July 2024 warrants was $0.1 million and was recorded in the condensed consolidated statement of operations.

Note 9 – Senior Secured and Senior Unsecured Notes Payable

March 2025 Senior Secured Notes

On March 18, 2025, we issued senior secured notes, or the March 2025 Notes, with an aggregate principal amount of $0.3 million. The maturity date of the March 2025 Notes is March 18, 2026, unless extended at the holder’s option in accordance with the terms of the March 2025 Notes. The aggregate gross proceeds from the issuances of the March 2025 Notes were $0.25 million. The March 2025 Notes include a 20% original issue discount. The March 2025 Notes will bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the  March 2025 Notes) and such interest will compound each calendar month.

Certain conversion and redemption features of the  March 2025 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we have elected the fair value option for the  March 2025 Notes and will record the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. The excess of the initial fair value of $0.4 million of the  March 2025 Notes over the proceeds received of $0.25 million was recorded to other expense in the amount of $0.1 million. Refer to Note 5, “Fair Value Measurements” for additional details regarding the fair value measurement.

We may at any time redeem all, but not less than all, of the remaining amount under the March 2025 Notes in cash at a price equal to 120% of the remaining amount being redeemed as of such optional redemption date.

On May 2, 2025, the holders of the March 2025 Notes accepted in writing the Company’s payoff letter, pursuant to which the Company made a one-time payment to the foregoing holders in the aggregate amount of $300,000, or the Payoff Amount, to retire and fully satisfy the balance of the March 2025 Notes of $312,500 at a discount. The March 2025 Notes automatically terminated upon the Company’s payment of such payoff amount and will be of no further effect.

June 2024 Senior Secured Notes

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

We collectively refer to such senior secured notes due in June 2025 as the June 2024 Senior Secured Notes. The aggregate gross proceeds from the issuances of the June 2024 Senior Secured Notes were $0.35 million. The June 2024 Senior Secured Notes included a 15% original issue discount and bore interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the June 2024 Senior Secured Notes) with such interest compounding each calendar month.

July 2024 Notes

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

Accounting for the June 2024 Senior Secured Notes and the July 2024 Notes

Certain conversion and redemption features of the June 2024 Senior Secured Notes and the July 2024 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we elected the fair value option for the June 2024 Senior Secured Notes and the July 2024 Notes and recorded the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. We used the proceeds from our First PIPE to extinguish the June 2024 Senior Secured Notes and the July 2024 Notes. Immediately prior to the extinguishment, the combined fair value of the June 2024 Senior Secured Notes and the July 2024 Notes was $0.7 million. We determined that the fair value of the instruments issued, which totaled $0.7 million, represented the fair value of the instruments extinguished, and therefore there was no gain or loss recognized on the extinguishment. Refer to Note 13, “Mezzanine Equity and Stockholders' Equity - Accounting for the First and Second Private Placements” for additional details. As of December 31, 2024, there are no June 2024 Senior Secured Notes or July 2024 Notes outstanding.

Note 10 – Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of March 31, 2025, the outstanding principal of the loan was $0.2 million.

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

Amendment No. 2 to the Amended and Restated License Agreement with Philip Morris USA for Aerosolization Technology

As a result of us not paying the $400,000 payable to PMUSA by July 1, 2024, PMUSA issued a notice of default to us dated July 17, 2024.  Such notice of default informed us that to avoid termination of the PMUSA License Agreement and a collection action via arbitration, we must pay the $400,000 by September 15, 2024.

We did not pay $400,000 to PMUSA by September 15, 2024 as specified in the notice of default.  Rather, on October 28, 2024, we entered into Amendment No. 2 to the License Agreement with PMUSA, or the Second PMUSA License Amendment, to further amend the PMUSA License Agreement. Pursuant to the Second PMUSA License Amendment, we agreed to pay PMUSA (i) $200,000 no later than October 29, 2024, or the PMUSA Initial Payment, and (ii) $200,000 no later than November 15, 2024, or the PMUSA Deferred Payment, plus interest on the PMUSA Deferred Payment at the rate of 18% per annum for the period beginning on July 2, 2024, and ending on the date of payment. In the event any balance on the PMUSA Deferred Payment (including accrued interest) remains unpaid after November 15, 2024, interest on such remaining balance will then accrue at the rate of 27% per annum until December 31, 2024 or the date of payment, whichever is earlier. In the event any balance (including accrued interest) on the PMUSA Deferred Payment remained unpaid after December 31, 2024, interest accrues at the rate of 36% per annum on such balance until the date of payment.

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

Amendment No. 2 to the License Agreement with Philip Morris Products for Aerosolization Technology

We did not pay $325,000 to PMPSA by July 1, 2024 as required by the PMPSA License Amendment.  Rather, on July 31, 2024, we entered into Amendment No. 2 to the License Agreement with PMPSA, or the Second PMPSA License Amendment, to further amend the PMPSA License Agreement. Pursuant to the Second PMPSA License Amendment, we agreed to pay PMPSA (i) $200,000 no later than August 2, 2024, or the PMPSA Initial Payment, and (ii) $125,000 no later than November 15, 2024, or the PMPSA Deferred Payment, plus interest on the PMPSA Deferred Payment at the rate of 18% per annum for the period beginning on July 2, 2024, and ending on the date of payment. In the event any balance on the PMPSA Deferred Payment (including accrued interest) remains unpaid after November 15, 2024, interest on such remaining balance will then accrue at the rate of 27% per annum until December 31, 2024 or the date of payment, whichever is earlier. In the event any balance (including accrued interest) on the PMPSA Deferred Payment remained unpaid after December 31, 2024, interest accrues at the rate of 36% per annum on such balance until the date of payment.

During the first quarter of 2024, the PMUSA Upfront Payment and the PMPSA Upfront Payment were both paid. During the third quarter of 2024, the PMPSA Initial Payment was paid. During the fourth quarter of 2024, the PMUSA Initial Payment of $200,000 was paid. As of March 31, 2025, the remaining liability related to PMUSA and PMPSA, inclusive of accrued interest, is $0.4 million and is recorded in other current liabilities.  The PMUSA Deferred Payment of $200,000 and the PMPSA Deferred Payment of $125,000 have not been paid as of May 15, 2025.

Note 12 – Restructured Debt Liability

On October 27, 2017, we and Deerfield entered into the Milestone Agreement pursuant to which (i) promissory notes evidencing a loan with affiliates of Deerfield in the aggregate principal amount of $25.0 million and (ii) and certain warrants to purchase shares of our common stock held by Deerfield were cancelled in consideration for (x) a cash payment in the aggregate amount of $2.5 million, (y) a certain number of shares of common stock, representing 2% of fully-diluted shares outstanding (as defined in the Milestone Agreement) on the closing date, and (z) the right to receive certain milestone payments, or Milestone Payments, based on achievement of specified AEROSURF development and commercial milestones, which, if achieved, could potentially total up to $15.0 million. In addition, a related security agreement, pursuant to which Deerfield held a security interest in substantially all of our assets, was terminated. We established a $15.0 million long-term liability for the contingent milestone payments potentially due to Deerfield under the Milestone Agreement. The liability was recorded at the full value of the contingent milestones and was to be carried at full value until the milestones were achieved and paid or the milestones were not achieved and the liability was written off as a gain on debt extinguishment. As of December 31, 2023 the restructured debt liability balance was $15.0 million.

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

Contemporaneously with the execution of the Exchange and Termination Agreement, we and Deerfield entered into a Registration Rights Agreement pursuant to which we agreed to, among other matters, register for resale with the SEC the shares of the common stock issued to Deerfield pursuant to the Exchange and Termination Agreement. On February 14, 2024, we filed a resale registration statement on Form S-3 (File No. 333-277073) with respect to 676 shares of our common stock, which was amended on April 17, 2024. Such resale registration statement was declared effective by the SEC on April 19, 2024.

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

July 2024 Warrant Exercises

During the three months ended March 31, 2025, 47,799 July 2024 Warrants were exercised for gross and net proceeds of $0.3 million.

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

The Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transactions involving our common stock at a price below the then-applicable Preferred Conversion Price, as described in further detail in the Series C Certificate of Designation.  As of May 15, 2025, the Conversion Price is $1.10.

July 2024 Warrants

The July 2024 Warrants were exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and had an initial exercise price of $205.50 per share, subject to customary adjustments. As of May 15, 2025, the exercise price is $1.10.

Cancellation and Extinguishment of Certain Securities

In connection with the First PIPE, $9.5 million of the aggregate gross proceeds was paid through the cancellation and extinguishment of certain holders’ (x) outstanding principal amount, conversion/exchange premiums and all accrued interest and dividends thereon under our (i) Senior Convertible Notes, (ii) the June 2024 Senior Secured Notes, (iii) the July Secured Note, and (iv) the July Unsecured Note, and (y) 5,500 shares of the Series B Preferred Stock.

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

In connection with the First PIPE, we issued 2,080 shares of Series C Preferred Stock and 8,891 July 2024 Warrants for the cancellation and extinguishment of certain holders’ outstanding principal amount, conversion/exchange premiums and all accrued interest thereon under our Senior Convertible Notes with a net carrying value of $1.2 million. In addition, the associated derivative liability which had a fair value of $0.3 million was also extinguished. The fair value of the instruments issued was determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above. The difference between the carrying value of the extinguished instruments and the fair value of the instruments issued totaling $1.6 million was $0.1 million and was recorded as a loss on debt extinguishment.

In addition, we issued 966 shares of Series C Preferred Stock and 4,125 July 2024 Warrants for the cancellation and extinguishment of certain holders’ outstanding principal amount, conversion/exchange premiums and all accrued interest thereon under our June 2024 Senior Secured Notes, July Secured Note, and July Unsecured Note, which are carried at fair value. The Company determined that the fair value of the instruments issued, which totaled $0.8 million represents the fair value of the instruments extinguished, and therefore there was no gain or loss recognized on the extinguishment. The fair value of the instruments issued were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above.

Also in connection with the First PIPE, we issued 8,798 shares of Series C Preferred Stock and 437,614 July 2024 Warrants for the cancellation and extinguishment of 5,500 shares of the Series B Preferred Stock with a net carrying value of $6.9 million. The fair value of the instruments issued were determined based on the fair value of the July 2024 Warrants and the residual value determined for the Series C Preferred Stock as described above. The difference of $0.1 million between the carrying value of the extinguished instruments totaling $6.9 million and the fair value of the instruments issued totaling $7.0 million was debited to additional paid-in capital and adjusted to net loss per common share for the year ended December 31, 2024.

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

Conversions of Series C Preferred Stock

During the three months ended March 31, 2025, 8,521 shares of Series C Convertible Preferred Stock and $48,000 of accrued and unpaid dividends were converted into 3,045,531 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $2.9 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

Common Stock Purchase Agreement

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock.

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of common stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the three months ended March 31, 2025, we sold 0.2 million shares of common stock under the ELOC Purchase Agreement for gross proceeds of $2.0 million. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the three months ended March 31, 2025, we paid an aggregate redemption price of $0.6 million with $0.1 million applied to accrued and unpaid dividends and $0.5 million to redeem 402 Series C Preferred Shares.

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

As of March 31, 2025 and December 31, 2024, there are no shares of Series B Preferred Stock outstanding as all shares were exchanged in the First PIPE. (See the section titled, Note 13 “Mezzanine Equity and Stockholders’ Equity - First Private Placement”).

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

Sales under the 2023 ATM Program were made pursuant to our “shelf” registration statement on Form S-3 (No. 333-261878) filed with the SEC on December 23, 2021, and declared effective on January 3, 2022, and a prospectus supplement related thereto, and subsequently expired on January 3, 2025.

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

During the three months ended March 31, 2024, we sold 2,862 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million.

Note 14 – Stock-Based Compensation

We recognize expense in our interim unaudited condensed consolidated financial statements related to all stock-based awards granted to employees and non-employee directors based on their fair value on the grant date. Compensation expense related to stock options is calculated using the Black-Scholes option-pricing model and is recognized ratably over the vesting period. While individual grants may vary, option awards generally have a 10-year term, are exercisable upon vesting, and vest with respect to one-twelfth of the total number of shares subject to the options on a quarterly basis (every three months) or vest with respect to one-third of the total number of shares subject to the options on an annual basis (every twelve months). Compensation expense related to restricted stock unit, or RSU, awards is also recognized ratably over the vesting period. While individual awards may vary, RSUs generally vest with respect to one-third of the total number of shares subject to the RSUs on an annual basis (every twelve months).

A summary of activity under our long-term incentive plans is presented below:

(in whole numbers)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2025	290	$77,533.16
Forfeited or expired	(3)	58,374.86
Outstanding at March 31, 2025	287	$77,742.72	7.7

Vested and exercisable at March 31, 2025	142	$155,795.47	7.0

Vested and expected to vest at March 31, 2025	272	$78,185.50	7.7

During the three months ended March 31, 2025, there were no RSUs granted or forfeited. As of March 31, 2025, there were 154 RSU shares outstanding with a weighted-average grant date fair value of $1,895.03.

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024

Research and development	$23	$51
General and administrative	49	200
Total	$72	$251

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based upon the historical volatility of our common stock and other factors. We also use historical data and other factors to estimate option exercises, employee terminations and forfeiture rates. The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of the grant. No options or RSUs were granted during the three months ended March 31, 2025 or 2024.

Note 15 – Licensing and Research Funding Agreements

License and Supply Agreement with Evofem Biosciences, Inc.

On March 20, 2025, we entered into a License and Supply Agreement, as amended on March 28, 2025, or the L&S Agreement, with Evofem Biosciences, Inc., a Delaware corporation, or Evofem. Pursuant to the L&S Agreement, we will act as the supplier to Evofem of its Phexxi® product outside of the United States. The term of the L&S Agreement is for an initial three-year period and is automatically renewed thereafter for successive two-year periods unless either party provides 180 days’ notice of non-renewal or the L&S Agreement is otherwise terminated in accordance with the termination provisions provided therein. Our manufacturing and supply obligations under the L&S Agreement will commence the later of the termination of Evofem’s exclusivity obligations with its current supplier or within 90 days of the our notification to Evofem that we have established manufacturing capabilities for the Products (as defined in the L&S Agreement). We may subcontract, with any third party including an affiliate of the Company, to perform any of our obligations under the L&S Agreement without the prior written consent of Evofem.

Evofem is generally obligated to purchase the Products from us at a specified price during the first three years of the Term (as defined in the L&S Agreement). Evofem also granted us a limited, nonexclusive, royalty-free right to use Evofem’s Intellectual Property Rights (as defined in the L&S Agreement) solely as necessary to manufacture the Products exclusively for Evofem during the Term, subject to the terms of the L&S Agreement. The L&S Agreement contains representations and warranties of both parties, insurance requirements, mutual indemnification provisions, and confidentiality provisions.

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

The fair value of the consideration transferred for the 5,500 shares of our Series B Preferred Stock was $7.0 million. Because the assets acquired do not meet the definition of a business, and the assets have not reached technological feasibility and have no alternative future use, we expensed the consideration paid as research and development expense in the consolidated statements of operations.  The Series B Preferred Stock was exchanged for Series B Preferred Stock in the First PIPE (see, “Note 13 - Mezzanine Equity and Stockholders’ Equity - First Private Placement”).

As of March 31, 2025, we have not recorded a liability or expense related to contingent consideration for future milestone payments to Varian, as the achievement of such milestones has not occurred and was not deemed probable.

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

Additionally, we agreed that, for a transaction consummated by December 31, 2027, we shall pay MRI an amount equal to 2% of istaroxime license fees, milestone payments, royalties, securities or other property that we actually collect in respect of any license of istaroxime that we grant to any unaffiliated third party on or after the Effective Date; net of all legal and financial advisory fees and expenses actually paid by us in respect of the associated license transaction. Further, we agreed that if we commercialize istaroxime ourselves in the United States or another region, we shall also pay MRI an amount equal to 2% of our net profit derived from direct sales of istaroxime to clients in our territory where sales occurred, as determined in our U.S. GAAP financial statements. Pursuant to the Amendment, such payments on istaroxime sales will end when data and market exclusivity protection expires for istaroxime.

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

As of March 31, 2025, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

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

Note 16 – Income Taxes

During the three months ended March 31, 2024, we recorded income tax expense of $0.1 million related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 12 – Restructured Debt Liability”).

Note 17 – Subsequent Events

Private Placement of Series D Preferred Stock

On April 29, 2025, we entered into a Securities Purchase Agreement, or the SPA, with the buyers named therein, or the Initial Buyers, pursuant to which we agreed to the private placement of 3,125 shares of our Series D Convertible Preferred Stock, par value $0.001 per share, or the Series D Preferred Stock for aggregate gross proceeds of approximately $2.5 million.

On May 12, 2025, certain additional buyers, or the Additional Buyers, each executed a joinder to the SPA, pursuant to which the Additional Buyers agreed to purchase, and the Company agreed to sell, an aggregate of 188 additional shares, or the Additional Shares, of Series D Preferred Stock in a private placement for aggregate gross proceeds of approximately $150,000. The Additional Buyers are purchasing the Additional Shares on the same terms as the Initial Buyers provided in the SPA.

We agreed to seek stockholder approval for the issuance of all of the shares of our common stock issuable upon conversion of the Series D Preferred Stock in connection with the above private placements in accordance with the rules and regulations of The Nasdaq Stock Market.

Series D Preferred Stock

The terms of the Series D Preferred Stock are as set forth in the Certificate of Designation of Series D Convertible Preferred Stock, or the Series D Certificate of Designation, as filed with the Delaware Secretary of State and effective on April 30, 2025. The Series D Certificate of Designation authorizes a total of 5,000 shares of Series D Preferred Stock with an initial conversion price of $1.368, or the Series D Preferred Conversion Price, which is subject to adjustment as provided in the Series D Certificate of Designation to no lower than $0.274. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is initially convertible into 731 shares of our common stock, subject to adjustment as provided in the Series D Certificate of Designation. No fractional shares will be issued upon conversion; rather any fractional share will be rounded up to the nearest whole share.

From and after April 29, 2025, each holder of a share of Series D Preferred Stock is entitled to receive dividends, which are computed on the basis of a 360-day year and twelve 30-day months and will increase the stated value of the Series D Preferred Stock on each dividend date (as defined in the Series D Certificate of Designation).

Dividends on the Series D Preferred Stock will accrue at 10.0% per annum and be payable by way of inclusion of the dividends in the Conversion Amount (as defined in the Series D Certificate of Designation) on each Conversion Date (as defined in the Series D Certificate of Designation) in accordance with the Series D Certificate of Designation or upon any redemption in accordance with the Series D Certificate of Designation or upon any required payment upon any Bankruptcy Triggering Event (as defined in the Series D Certificate of Designation). From and after the occurrence and during the continuance of any Triggering Event (as defined in the Series D Certificate of Designation), the accrual of the dividends will automatically be increased to 18.0% per annum.

The Series D Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transactions involving our common stock at a price below the then-applicable Series D Preferred Conversion Price, as described in further detail in the Series D Certificate of Designation.

Assignment of Purchase Agreement

On April 19, 2025, WINT Real Estate, LLC, or WINT LLC, a wholly owned subsidiary of Windtree Therapeutics, Inc., entered into an Assignment and Conditional Assumption Agreement, or the Assignment with Way Maker Growth Fund, LLC, or Way Maker, relating to that certain Purchase and Sale Agreement dated June 28, 2024, or the Original Purchase Agreement, as amended by that certain First Amendment to Purchase and Sale Agreement, dated December 19, 2024, or the First Amendment, and that certain Second Amendment to Purchase and Sale Agreement, dated March 25, 2025, the Second Amendment (the Original Purchase Agreement, as amended by the First Amendment and the Second Amendment, is referred to hereafter as the Purchase Agreement), and that certain development services agreement, dated February 4, 2025, or the Development Agreement, and together with the Purchase Agreement, collectively, the Assigned Agreements, each between Way Maker and TBB Crescent Park Drive LLC, or TBB CPD. Pursuant to the Purchase Agreement, TBB CPD agreed to sell to Way Maker real property commonly known as The Aubrey, located at 11755 Southlake, Houston, Texas, or the Property.

Pursuant to the terms of the Assignment, Way Maker agreed to assign to WINT LLC its right, title and interest in the Assigned Agreements. WINT LLC will not be deemed to have assumed or have any liability under the Assigned Agreements until certain conditions have been met, including (i) the Purchase Agreement is amended as required by WINT LLC, (ii) WINT has reviewed and approved the Development Agreement, (iii) WINT LLC has reviewed and approved the title commitment and current permitted encumbrances provided for in the Purchase Agreement, (iv) WINT LLC has reviewed and approved the survey with respect to the Property, and (v) WINT LLC has reviewed and approved all terminated and non-terminable contracts provided for in the Sales Agreement (collectively, the Assumption Conditions).

Notwithstanding the Assumption Conditions, WINT LLC has advanced $1.4 million, or the Advance, to TBB CPD to be held as part of the earnest money due under the Purchase Agreement, or the Earnest Money, in exchange for an extension of the closing date under the Purchase Agreement to May 23, 2025. The purchase price for the Property pursuant to the Purchase Agreement is approximately $43.0 million, or the Purchase Price. Pursuant to the Purchase Agreement, the sale of the Property must close on or before May 23, 2025, or the Closing Date, provided WINT LLC is entitled to extend the Closing Date up to two times, each extension being for 30 days, by payment of $1.0 million per extension, each an Extension Payment, to TBB CPD. The Extension Payments shall be held as part of the Earnest Money and shall be applicable to the Purchase Price on the Closing Date.

Convertible Promissory Note

On April 4, 2025, we issued convertible senior secured notes, or the April 2025 Notes, with an aggregate principal amount of $0.3 million. The maturity date of the April 2025 Notes is January 4, 2026, unless extended at the holder’s option in accordance with the terms of the April 2025 Notes. The aggregate gross proceeds from the issuances of the April 2025 Notes were $0.25 million, representing a 20% original issue discount. The April 2025 Notes will bear interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the April 2025 Notes) and such interest will compound each calendar month.

The April 2025 Notes may be converted at the option of the Holder at any time for shares of the Company’s common stock at a price equal to $1.10 per share subject to adjustment as provided in the April 2025 Notes, or the Conversion Price. The number of shares of common stock issuable upon a conversion is determined by dividing the outstanding principal amount of this Note, including any accrued and unpaid interest, to be converted by the Conversion Price. However, the April 2025 Notes may not be converted to the extent that the holder would own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after conversion.

On May 2, 2025, the holders of the April 2025 Notes accepted in writing the Company’s payoff letter, pursuant to which the Company made a one-time payment to the foregoing holders in the aggregate amount of $300,000 to retire and fully satisfy the balance of the April 2025 Notes of $312,500 at a discount. The April 2025 Notes automatically terminated upon the Company’s payment of such payoff amount and will be of no further effect.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled “Forward-Looking Statements” and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission, or SEC, on April 15, 2025, as supplemented by our other filings with the SEC and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis, or MD&A, is provided as a supplement to the accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) to help provide an understanding of our financial condition and changes in our financial condition and our results of operations. This item should be read in connection with our accompanying interim unaudited Condensed Consolidated Financial Statements (including the notes thereto) and our Annual Report on Form 10-K for the year ended December 31, 2024. Unless otherwise specified, references to Notes in this MD&A refer to the Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

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

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we have initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study is expected to enroll up to 100 subjects with SCAI Stage C cardiogenic shock with enrollment anticipated to be completed in Q1 2026. An unblinded review of the data from the first 20 subjects is planned to take place in early Q3 2025. Our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities.

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

We have incurred net losses since inception. Our net loss was $4.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, our net loss was $10.2 million. As of March 31, 2025, we had an accumulated deficit of $850.7 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

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

Business and Program Updates

The reader is referred to, and encouraged to read in its entirety, “Item 1 – Business” in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on April 15, 2025, which contains a discussion of our business and business plans, as well as information concerning our proprietary technologies and our current and planned development programs.

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

SERCA2a Activators – Preclinical Oral, Chronic, and Acute Heart Failure Product Candidates

We are pursuing several early exploratory research programs to assess potential product candidates, including oral and intravenous dual mechanism or selective SERCA2a activator heart failure compounds, and believe that we can add value to our cardiovascular portfolio by advancing these SERCA2a activator candidates through preclinical studies. In April 2023, we announced that the European Patent Office has granted Patent No. 3599243, providing patent coverage for the dual mechanism SERCA2a Activator class of drug candidates. This patent provides protection until July 2038 for the family of compounds with a dual mechanism of action. To further advance these product candidates, we are actively exploring potential licensing transactions, research partnership arrangements, or other strategic opportunities. Additionally, the United States Patent and Trademark Office has issued U.S. Patent No. 11,730,746 covering our dual mechanism SERCA2a activators. The new composition of matter patent provides patent protection through late 2039. Further, the European Patent Office has granted Patent No. 3805243, providing composition of matter patent coverage for the pure SERCA2a Activator class of drug candidates. The pure SERCA2a Activators are one of two families of preclinical drug candidates that act on SERCA2a in the Company’s pipeline. The pure SERCA2a Activators are devoid of action on the Na+/K+ pump while activating SERCA2a. The new European patent provides patent protection until October 9, 2039 for the family of compounds with the pure SERCA2a mechanism of action.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of our accounting policies, see the section titled, “Note 4 – Summary of Significant Accounting Policies” and, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, Note 4 – Accounting Policies and Recent Accounting Pronouncements. Readers are encouraged to review those disclosures in conjunction with this Quarterly Report on Form 10-Q.

Intangible Assets

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three months ended March 31, 2025, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

The following table represents identifiable intangible assets as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	1,790	1,790
Intangible assets	$24,130	$24,130

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

RESULTS OF OPERATIONS

As we continue to explore commercial opportunities, and plan to work with business partners, in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could include the cost, availability, or timing of materials, services and other components associated with the development of our tablet vaccines and manufacturing capabilities. We continue to monitor these developments closely to maintain operational efficiency and help mitigate potential future impacts.

Comparison of the Three Months Ended  March 31, 2025 and 2024

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change

Expenses:
Research and development	$2,270	$2,253	$17
General and administrative	1,820	2,152	(332)
Total operating expenses	4,090	4,405	(315)
Operating loss	(4,090)	(4,405)	315

Other income (expense):
Gain on debt extinguishment	(22)	14,520	(14,542)
Change in fair value of common stock warrant liability	134	-	134
Interest income	7	30	(23)
Interest expense	(20)	(13)	(7)
Other (expense) income, net	(54)	201	(255)
Total other income, net	45	14,738	(14,693)

(Loss) income before income taxes	(4,045)	10,333	(14,378)
Income tax expense	-	(114)	114
Net (loss) income	$(4,045)	$10,219	$(14,264)

Research and Development Expenses

Our research and development expenses are charged to operations as incurred and we incur both direct and indirect expenses for each of our programs. We track direct research and development expenses by preclinical and clinical programs, which include third-party costs such as contract research organization, contract manufacturing organizations, contract laboratories, consulting, and clinical trial costs. We do not allocate indirect research and development expenses, which include product development and manufacturing expenses and clinical, medical, and regulatory operations expenses, to specific programs. We also account for research and development and report annually by major expense category as follows: (i) contracted services; (ii) salaries and benefits; (iii) rents and utilities; (iv) stock-based compensation; (v) depreciation; and (vi) other. We expect that our research and development expenses related to the istaroxime – cardiogenic shock program will continue to increase to the extent that we continue the SEISMiC C study in patients with more severe SCAI Stage C cardiogenic shock. We currently do not have sufficient capital to fully complete this clinical trial. At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates.

Research and development expenses are as follows:

	Three Months Ended March 31,		Increase
(in thousands)	2025	2024	(Decrease)

Istaroxime – cardiogenic shock program	$1,408	$1,475	$(67)
Istaroxime – AHF	4	-	4
Total direct clinical and preclinical programs	1,412	1,475	(63)

Product development and manufacturing	316	224	92
Clinical, medical, and regulatory operations	542	554	(12)
Total research and development expenses	$2,270	$2,253	$17

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

Total direct clinical and preclinical programs expenses were comparable for the three months ended March 31, 2025 and 2024 primarily due to ongoing costs related to the istaroxime – cardiogenic shock program as described below.

Istaroxime – cardiogenic shock program costs were comparable for the three months ended March 31, 2025 and 2024 due to the ongoing trial execution costs for the istaroxime - cardiogenic shock program, which included clinical trial costs for the SEISMiC C study in patients with more sever SCAI Stage C cardiogenic shock in 2025 and clinical trial costs for the SEISMiC Extension study in 2024.

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

Product development and manufacturing expenses increased $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in quality assurance costs related to a GMP server validation during the first quarter of 2025.

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

Clinical, medical, and regulatory operations expenses are comparable for the three months ended March 31, 2025 compared to the same period in 2024 and primarily relate to personnel and consulting expenses during both periods.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses decreased $0.3 million for the three months ended March 31, 2025 compared to the same period in 2024 due to a decrease of $0.2 million in professional fees, primarily related to reduced legal fees; and a decrease of $0.1 million in non-cash stock-based compensation expense.

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

Change in fair value of common stock warrant liability relates to the change in fair value of the July 2024 Warrants, which are classified as a liability on our condensed consolidated balance sheet and are recorded at fair value at the end of each period.  For the three months ended March 31, 2025, the change in the estimated fair value of the July 2024 warrants was $0.1 million.  For further details, refer to “Note 8 - Common Stock Warrant Liability.”

Interest income relates to interest on our money market account for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, interest expense consists primarily of interest expense associated with our ELOC commitment note. For the three months ended March 31, 2024, interest expense consists of interest expense associated with our notes payable.

For the three months ended March 31, 2025, other (expense) income, net primarily consists of $0.1 million in expense related to the initial recognition of the fair value of the March 2025 Notes and $0.1 million net loss on foreign currency translation, partially offset by $0.2 million in income related to the final remeasurement of the fair value of the derivative liability associated with our ELOC commitment note. For the three months ended March 31, 2024, other (expense) income, net primarily consists of net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

Income Tax Expense

For the three months ended March 31, 2025, there was no income tax expense due to losses incurred and forecasted for 2025 as well as a full valuation allowance against deferred tax assets. During the three months ended March 31, 2024, we recorded income tax expense of $0.1 million related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 12 – Restructured Debt Liability”).

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

With the exception of certain non-recurring items such as gain on debt extinguishment, we have incurred net losses since inception. Our net loss was $4.0 million for the three months ended March 31, 2025 . We had net income of $10.2 million for the three months ended March 31, 2024 due to a $14.5 million gain on debt extinguishment and $0.2 million of other income, partially offset by a $4.4 million operating loss and $0.1 million of income tax expense. We expect to continue to incur operating losses for at least the next several years. As of March 31, 2025 , we had an accumulated deficit of $850.7  million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

As of  March 31, 2025 , we had cash and cash equivalents of  $1.2 million and current liabilities of  $6.5 million. We believe that we have sufficient resources available to fund our business operations through May 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(2,407)	$(2,947)
Financing activities	1,801	1,034
Change in cash and cash equivalents	$(606)	$(1,913)

Operating Activities

Cash used in operating activities resulted primarily from our net (loss) income adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $2.4 million for the three months ended March 31, 2025 compared to $2.9 million for the three months ended March 31, 2024. The decrease in cash used in operating activities of $0.5 million was primarily attributable to a change in operating assets and liabilities of $0.3 million and a $14.3 million decrease in our net loss, partially offset by a $14.5 million change in gain on debt extinguishment.

Financing Activities

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2025. Cash provided by financing activities for the three months ended March 31, 2025 was attributable to net proceeds from the ELOC Purchase agreement of $2.0 million, proceeds from warrant exercises of $0.3 million, and proceeds from the March 2025 Notes, partially offset by redemption and cash dividend payments on our Series C Preferred Stock of $0.6 million and $0.2 million in principal payments for loans payable.

Net cash provided by financing activities of $1.0 million for the three months ended March 31, 2024 was attributable to net proceeds of $1.4 million related to our 2023 ATM Program, partially offset by $0.2 million in principal payments for loans payable and $0.1 million in payments on debt extinguishment.

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

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of common stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the three months ended March 31, 2025, we sold 0.2 million shares of common stock under the ELOC Purchase Agreement for gross proceeds of $2.0 million. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the three months ended March 31, 2025, we paid an aggregate redemption price of $0.6 million with $0.1 million applied to accrued and unpaid dividends and $0.5 million to redeem 402 Series C Preferred Shares.

Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of March 31, 2025, the outstanding principal of the loan was $0.2 million.

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

Supplementary Disclosure of Non-Cash Activity

During the first quarter of 2025, 8,521 shares of Series C Convertible Preferred Stock and $48,000 of accrued and unpaid dividends were converted into 3,045,531 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $2.9 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

The Company accretes to Series C Preferred Stock against additional paid-in capital as a deemed dividend for the difference between the initial net carrying value and the full redemption price of $1,000 per share. The Company uses the effective interest method to calculate the accretion amount for each period. During the first quarter of 2025, we recognized $0.8 million in deemed dividends on Series C preferred stock.

During the first quarter of 2025, the Purchaser converted the ELOC Commitment Note and its related accrued interest into 56,769 shares of our common stock with a fair value of $0.5 million. Immediately prior to the conversion, we recorded a final fair value measurement of the derivative liability resulting in a $0.2 million change in fair value which was recorded as other income for the three months ended March 31, 2025. Upon conversion, the remaining derivative liability and the ELOC Commitment Note were extinguished and we recognized a loss on debt extinguishment of approximately $22,000.

During the first quarter of 2025, we issued the March 2025 Notes for aggregate gross proceeds of $0.25 million. The March 2025 Notes include a 20% original issue discount and bear interest at 10% per annum with such interest compounded each calendar month. Certain conversion and redemption features of the March 2025 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we have elected the fair value option for the March 2025 Notes and will record the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. The excess of the initial fair value of $0.4 million of the March 2025 Notes over the proceeds received of $0.25 million was recorded to other expense in the amount of $0.1 million. Refer to Note 5, “Fair Value Measurements” for additional details regarding the fair value measurement.

During the first quarter of 2025, we recorded a $9,000 reduction to our common stock warrant liability related to exercises of July 2024 Warrants during the period.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2025 or 2024 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We do not have sufficient resources available to fund our business beyond May 2025. To increase our cash runway, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding, or that such funding will be available on terms acceptable to us, to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require.

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

ITEM 5.      OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.      EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report on Form 10-Q. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Certificate of Amendment filed with the Delaware Secretary of State on February 14, 2025.	Incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 18, 2025.

4.1	Form of Conversion Notice for Series C Convertible Preferred Stock.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 27, 2025.

4.2	Form of Senior Secured Note due in 2026.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2025.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024, (ii) Statements of Operations (unaudited) for the three months ended March 31, 2025 and March 31, 2024, (iii) Statements of Cash Flows (unaudited) for the three months ended March 31, 2025 and March 31, 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: May 15, 2025	By: /s/ Jed Latkin
Jed Latkin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By: /s/ Jamie McAndrew
Jamie McAndrew
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)