Form 10-Q
period 2025-06-30
WINDTREE THERAPEUTICS INC /DE/
filed 2025-08-19
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 19, 2025, there were 29,334,220 shares of the registrant’s common stock outstanding, par value $0.001 per share.

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

●	our ability to successfully implement our new business strategy to generate revenue through acquisitions of small companies and their FDA-approved products;

●	fluctuations in the market price of the native token of the BNB chain;

●	fluctuations in the market price of Osprey BNB Chain Trust;

●	changes in the accounting treatment relating to the BNB holdings;

●	a decrease in liquidity in the markets in which BNB is traded;

●	a decrease in liquidity in the markets in which OBNB is traded.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo), WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$301	$1,779
Prepaid expenses and other current assets	256	795
Note receivable, net	4,828	-
Deposit	1,400	-
Total current assets	6,785	2,574

Property and equipment, net	77	111
Restricted cash	10	9
Operating lease right-of-use assets	824	1,051
Intangible assets	24,130	24,130
Total assets	$31,826	$27,875

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,123	$1,879
Accrued expenses	1,959	1,706
Payable for unfunded portion of note receivable	849	-
Operating lease liabilities - current portion	531	508
Convertible notes payable	7,781	-
ELOC commitment note payable	-	328
Derivative liability - ELOC commitment note	-	299
Common stock warrant liability	52	305
Loans payable	-	333
Other current liabilities	426	359
Total current liabilities	15,721	5,717

Operating lease liabilities - non-current portion	381	653
Other liabilities	3,800	3,800
Deferred tax liabilities	5,075	4,528
Total liabilities	24,977	14,698

Mezzanine equity:
Series B redeemable preferred stock, $0.001 par value; 5,500 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Series C redeemable preferred stock, $0.001 par value; 18,820 shares authorized; 573 and 11,757 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	356	3,181
Series D redeemable preferred stock, $0.001 par value; 5,000 shares authorized; 3,688 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,887	-
Total mezzanine equity	3,243	3,181

Stockholders’ equity:
Preferred stock, $0.001 par value; 4,970,680 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 9,247,953 and 256,397 shares issued and 9,247,952 and 256,396 shares outstanding at June 30, 2025 and December 31, 2024, respectively	9	-
Additional paid-in capital	867,937	859,660
Accumulated deficit	(861,286)	(846,610)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	3,606	9,996
Total liabilities, mezzanine equity & stockholders’ equity	$31,826	$27,875

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Expenses:
Research and development	$2,182	$9,863	$4,452	$12,116
General and administrative	1,802	1,589	3,622	3,741
Total operating expenses	3,984	11,452	8,074	15,857
Operating loss	(3,984)	(11,452)	(8,074)	(15,857)

Other income (expense):
Loss on debt issuances	(7,313)	-	(7,437)	-
Gain on debt extinguishment, net	74	-	52	14,520
Change in fair value of convertible notes payable	785	-	785	-
Change in fair value of common stock warrant liability	108	-	242	-
Change in fair value of derivative liabilities	-	-	188	-
Interest income	198	20	205	50
Interest expense	(79)	(110)	(99)	(123)
Other expense, net	(420)	(285)	(538)	(84)
Total other (expense) income, net	(6,647)	(375)	(6,602)	14,363

Loss before income taxes	(10,631)	(11,827)	(14,676)	(1,494)
Income tax expense	-	(197)	-	(311)
Net loss	$(10,631)	$(12,024)	$(14,676)	$(1,805)
Dividends on Series C preferred stock	(4,141)	-	(5,139)	-
Dividends on Series D preferred stock	(137)	-	(137)	-
Dividends on warrants	(9)	-	(9)	-
Net loss attributable to common stockholders	$(14,918)	$(12,024)	$(19,961)	$(1,805)

Net loss per share attributable to common stockholders
Basic and diluted	$(3.06)	$(1,045.84)	$(6.67)	$(173.62)

Weighted average number of common shares outstanding
Basic and diluted	4,877,257	11,497	2,993,377	10,396

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity							Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock			Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2023	-	$-	-	$-	-	$-	$-	7	$-	$851,268	$(844,823)	-	$(3,054)	$3,391
Net income	-	-	-	-	-	-	-	-	-	-	10,219	-	-	10,219
Issuance of common stock, ATM Program, net of issuance costs of $44	-	-	-	-	-	-	-	3	1	1,366	-	-	-	1,367
Issuance of common stock, equity consideration in debt extinguishment	-	-	-	-	-	-	-		-	280	-	-	-	280
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	164	-	-	-	164
Balance - March 31, 2024	-	$-	-	$-	-	$-	$-	10	$1	$853,078	$(834,604)	-	$(3,054)	$15,421
Net loss	-	-	-	-	-	-	-	-	-	-	(12,024)	-	-	(12,024)
Issuance of preferred stock, net of issuance costs of $68	6	6,954	-	-	-	-	6,954	-	-	-	-	-	-	-
Reverse split adjustments - fractional share round ups	-	-	-	-	-	-	-	2	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	97	-	-	-	97
Balance - June 30, 2024	6	$6,954	-	$-	-	$-	$6,954	12	$1	$853,175	$(846,628)	-	$(3,054)	$3,494

	Mezzanine Equity							Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock			Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2024	-	$-	12	$3,181	-	$-	$3,181	256	$-	$859,660	$(846,610)	-	$(3,054)	$9,996
Net loss	-	-	-	-	-	-	-	-	-	-	(4,045)	-	-	(4,045)
Series C preferred stock conversions	-	-	(9)	(2,815)	-	-	(2,815)	3,046	3	2,860	-	-	-	2,863
Series C preferred stock redemptions	-	-	-	(110)	-	-	(110)	-	-	(373)	-	-	-	(373)
Deemed dividends on Series C preferred stock	-	-	-	782	-	-	782	-	-	(782)	-	-	-	(782)
Cash dividends on Series C preferred stock	-	-	-	-	-	-	-	-	-	(216)	-	-	-	(216)
Issuance of common stock, ELOC	-	-	-	-	-	-	-	151	1	1,977	-	-	-	1,978
Issuance of common stock, equity consideration in debt extinguishment	-	-	-	-	-	-	-	57	-	476	-	-	-	476
Exercise of common stock warrants	-	-	-	-	-	-	-	46	-	312	-	-	-	312
Settlement of common stock warrant liability	-	-	-	-	-	-	-	-	-	9	-	-	-	9
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	72	-	-	-	72
Balance - March 31, 2025	-	$-	3	$1,038	-	$-	$1,038	3,556	$4	$863,995	$(850,655)	-	$(3,054)	$10,290
Net loss	-	-	-	-	-	-	-	-	-	-	(10,631)	-	-	(10,631)
Series C preferred stock conversions	-	-	(2)	(1,322)	-	-	(1,322)	5,009	5	4,818	-	-	-	4,823
Deemed dividends on Series C preferred stock	-	-	-	640	-	-	640	-	-	(4,084)	-	-	-	(4,084)
Deemed dividends on warrants	-	-	-	-	-	-	-	-	-	(9)	-	-	-	(9)
Cash dividends on Series C preferred stock	-	-	-	-	-	-	-	-	-	(57)	-	-	-	(57)
Issuance of Series D preferred stock, net of issuance costs	-	-	-	-	4	2,813	2,813	-	-	-	-	-	-	-
Issuance of June 2025 warrants	-	-	-	-	-	-	-	-	-	2,930	-	-	-	2,930
Deemed dividends on Series D preferred stock	-	-	-	-	-	74	74	-	-	(74)	-	-	-	(74)
Cash dividends on Series D preferred stock	-	-	-	-	-	-	-	-	-	(63)	-	-	-	(63)
Issuance of common stock, ELOC	-	-	-	-	-	-	-	650	-	423	-	-	-	423
Exercise of common stock warrants	-	-	-	-	-	-	-	33	-	15	-	-	-	15
Settlement of common stock warrant liability	-	-	-	-	-	-	-	-	-	11	-	-	-	11
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	32	-	-	-	32
Balance - June 30, 2025	-	$-	1	$356	4	$2,887	$3,243	9,248	$9	$867,937	$(861,286)	-	$(3,054)	$3,606

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,676)	$(1,805)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expenses in connection with the Varian asset acquisition	-	7,419
Depreciation and amortization	34	45
Stock-based compensation	104	348
Non-cash lease expense	227	205
Accretion of discount on senior note receivable	(195)	-
Amortization of debt discount and debt issuance costs	-	60
Loss on ELOC commitment note and derivative liability	-	590
Loss on debt issuances	7,437	-
Gain on debt extinguishment	(52)	(14,520)
Unrealized loss (gain) on foreign exchange rate changes	580	(300)
Change in fair value of convertible notes	(785)	-
Change in fair value of derivative liabilities	(188)	(254)
Change in fair value of senior secured notes	-	41
Change in fair value of warrant liability	(242)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	532	807
Accounts payable	2,244	2,160
Accrued expenses	99	334
Operating lease liabilities	(249)	(228)
Other current liabilities	66	(175)
Net cash used in operating activities	(5,064)	(5,273)

Cash flows from investing activities:
Issuance of senior note	(3,783)	-
Deposit	(1,400)	-
Purchase of property and equipment	-	(12)
Net cash used in investing activities	(5,183)	(12)

Cash flows from financing activities:
Proceeds from convertible notes	4,233	-
Proceeds from private placement of Series D preferred stock, net of issuance costs	2,813	-
Proceeds from ELOC Purchase Agreement, net of issuance costs	2,403	-
Proceeds from senior secured notes payable, net of issuance costs	500	350
Proceeds from exercise of common stock warrants	327	-
Proceeds from ATM Program, net of issuance costs	-	1,367
Principal payments on senior secured notes payable	(600)	-
Principal payments on loans payable	(333)	(233)
Redemptions of Series C preferred stock	(483)	-
Cash dividend payments on Series C preferred stock	(90)	-
Proceeds from senior convertible notes payable, net of issuance costs	-	1,312
Issuance costs related to Series B Preferred Stock	-	(68)
Payments on debt extinguishment	-	(100)
Net cash provided by financing activities	8,770	2,628
Net decrease in cash, cash equivalents, and restricted cash	(1,477)	(2,657)
Cash, cash equivalents, and restricted cash - beginning of period	1,788	4,469
Cash, cash equivalents, and restricted cash - end of period	$311	$1,812

Supplementary disclosure of non-cash activity:
Conversions of Series C preferred stock	$7,686	$-
Deemed dividends on Series C preferred stock	4,867	-
Deemed dividends on Series D preferred stock	74	-
Deemed dividends on warrants	9	-
Cash dividends payable	141
Cash dividends converted into common stock	105
Fair value upon issuance of convertible notes	8,566	-
Fair value upon issuance of June 2025 warrants	2,930	-
Fair value of common stock consideration related to ELOC commitment note extinguishment	476	-
Fair value upon issuance of March 2025 senior secured notes	374	-
Settlement of common stock warrant liability	20	-
Fair value of Series B Preferred Stock issued in connection with the Varian asset acquisition	-	7,022
Fair value upon issuance of derivative liability related to senior convertible notes payable	-	458
Fair value upon issuance of derivative liability related to ELOC commitment note	-	284
Fair value of common stock consideration related to debt extinguishment	-	280

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

In addition, in January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while the Company continues to progress its cardiovascular and oncology development pipeline. The Company will seek acquisition targets to achieve the Company’s new corporate strategy. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries utilizing equity and debt. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

On July 16, 2025, we announced our launch of a crypto treasury strategy utilizing the native token of the BNB chain commonly referred to as “BNB,” including a $60 million securities purchase agreement led by Build and Build, Corp. with the potential for up $200 million of total subscriptions. For additional details, refer to Note 19 - Subsequent Events.

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study was planned to enroll up to 100 subjects with SCAI Stage C cardiogenic shock. A planned unblinded review of the data from the first 20 subjects occurred in July 2025. The review of the preliminary interim data suggests that the responses to istaroxime in SCAI Stage C patients, many of whom were also treated with currently available inotropes and vasopressors, is similar to that seen in our previous clinical trials. Because our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities we have decided to terminate the SEISMiC C clinical trial and pursue further development with istaroxime in the much larger market of less severe patients with acute decompensated heart failure with our licensing partner, Lee’s Pharmaceutical (HK) Ltd., who is planning a global phase 3 study in that indication.

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

On April 2, 2024, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Varian Biopharmaceuticals, Inc., or Varian. Pursuant to the Asset Purchase Agreement, we purchased all of the assets of Varian’s business associated with a license agreement, dated as of July 5, 2019, by and between Varian and Cancer Research Technology Limited, or the License Agreement, which includes the License Agreement, all rights in molecules and compounds subject to the License Agreement, know-how and inventory of drug substance, or the Transferred Assets. The Transferred Assets include a novel, potential high-potency, specific, aPKCi inhibitor with possible broad use in oncology as well as certain rare malignant diseases. The asset platform includes two formulations (topical and oral) of an aPKCi inhibitor. We plan to advance investigational new drug, or IND, enabling activities and are in the process of determining the expected clinical development plan for the platform.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2024. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

With the exception of certain non-recurring items such as gain on debt extinguishment, we have incurred net losses since inception. Our net loss was  $10.6 million and $14.7 million, respectively, for the three and six months ended June 30, 2025. Our net loss was $12.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2024. We expect to continue to incur operating losses for at least the next several years. As of June 30, 2025, we had an accumulated deficit of $861.3 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into a Common Stock Purchase Agreement, or the ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  For the three months ended June 30, 2025, we sold 0.7 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $0.4 million.

As of June 30, 2025, we had cash and cash equivalents of $0.3 million and current liabilities of $15.7 million. During July 2025, we sold 16.8 million shares of common stock for net proceeds of $10.1 million following mandatory redemption payments on our preferred stock (See the section titled, “Note 15 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details). We believe that we have sufficient resources available to fund our business operations through December 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Note 4 – Summary of Significant Accounting Policies

Principles of Consolidation

The interim unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries, WINT Real Estate, LLC; CVie Investments Limited and its wholly owned subsidiary, CVie Therapeutics Limited; and a presently inactive subsidiary, Discovery Laboratories, Inc. (formerly known as Acute Therapeutics, Inc.).

Intangible Assets

We record acquired intangible assets based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and six months ended June 30, 2025, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

The following table represents identifiable intangible assets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	1,790	1,790
Intangible assets	$24,130	$24,130

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

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is the U.S. Dollar. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense) income, net. Foreign currency transactions resulted in a net loss of approximately $0.4 million and a net gain of $0.1 million for the three-month periods ended June 30, 2025 and 2024, respectively. Foreign currency transactions resulted in a net loss of approximately 0.5 million and a net gain of $0.3 million for the three-month periods ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025 and 2024, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, the vesting of restricted stock units, and the conversion of preferred stock and convertible notes payable was 23.8 million and 30,112 shares, respectively. For the three and six months ended  June 30, 2025 and 2024, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted weighted-average shares of common stock outstanding.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard on January 1, 2025, which will expand our disclosures beginning with our annual consolidated financial statements for the year ended December 31, 2025. ASU 2023-09 is not expected to have an impact on the consolidated financial results of the Company.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	June 30,
(in thousands)	2025	Level 1	Level 2	Level 3

Assets:
Money market funds	$57	$57	$-	$-
Total Assets	$57	$57	$-	$-

Liabilities:
Convertible notes payable	$(7,781)	$-	$-	$(7,781)
Common stock warrant liability	(52)	-	-	(52)
Total Liabilities	$(7,833)	$-	$-	$(7,833)

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2024	Level 1	Level 2	Level 3

Assets:
Money market funds	$598	$598	$-	$-
Total Assets	$598	$598	$-	$-

Liabilities:
Derivative liability - ELOC commitment note	$(299)	$-	$-	$(299)
Common stock warrant liability	(305)	-	-	(305)
Total Liabilities	$(604)	$-	$-	$(604)

The money market funds were classified as cash and cash equivalents on the consolidated balance sheets and were within Level 1 of the fair value hierarchy. The aggregate fair value of the Company’s money market funds approximated amortized cost.

The fair value of the convertible notes payable is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the convertible notes payable:

Six Months Ended June 30, 2025
Issuance of convertible notes payable	8,566
Change in fair value	(785)
Balance at June 30, 2025	$7,781

In determining the initial fair value of the convertible notes payable at their respective issuance dates as well as for the subsequent remeasurement at June 30, 2025, we used a Black Scholes pricing model.  The following table provides a summary of the significant inputs used in these valuations:

	June 5, 2025 Issuance Date	June 30, 2025
Fair value of underlying equity	$0.59	$0.52
Conversion price	$0.59	$0.59
Volatility	198.8%	179.1%
Risk-free interest rate	4.1%	4.0%
Expected term (in years)	1.0	0.9
Discounting factor	0.842	0.865

The fair value of the common stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the common stock warrant liability:

Six Months Ended June 30, 2025
Balance at December 31, 2024	$305
Change in fair value	(242)
Settlement of common stock warrant liability	(20)
Deemed dividend	9
Balance at June 30, 2025	$52

In determining the initial fair value of the common stock warrants at their respective issuance dates as well as for the subsequent remeasurement at June 30, 2025, we used a Black Scholes pricing model.  For the measurement at December 31, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

	June 30, 2025	December 31, 2024
Fair value of underlying equity	$0.52	$0.35
Exercise price	$0.45	$1.28
Volatility	137.8%	n/a
Risk-free interest rate	3.8%	4.4%
Expected term (in years)	4.6	5.1
Discounting factor	n/a	0.81

The fair value of the derivative liability - ELOC commitment note is also based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the derivative liability:

Six Months Ended June 30, 2025
Balance at December 31, 2024	$299
Change in fair value	(188)
Extinguishment of derivative	(111)
Balance at June 30, 2025	$-

In determining the initial fair value of the derivative liability and for the subsequent measurement at December 31, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

December 31, 2024
Fair value of underlying equity	0.3220.3535
Volatility	240.2%-252.0%
Risk-free interest rate	4.2%
Conversion price discount	20.0%
Discounting period (in years)	0.5
Discount rate	9.1%
Discounting factor	0.96

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the six months ended June 30, 2025 and during the year ended December 31, 2024. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2024. There was no indication of impairment as of June 30, 2025. (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets”). The table below categorizes assets measured at fair value on a non-recurring basis for the periods presented:

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

Note 6 - Note Receivable, Net

On June 5, 2025, the Company issued a senior note to Standard Waste Services, LLC, or Standard Waste, in the principal amount of $6.6 million, or the Standard Waste Note, with an original issue discount, or OID, of $2.0 million. The Standard Waste Note matures on the earlier of (i) January 15, 2026 and (ii) the initial time of our consummation of the acquisition of all of the issued and outstanding equity of Titan Environmental Services, Inc., or Titan. The Standard Waste Note does not accrue interest. If an Event of Default occurs, as defined in the Standard Waste Note, then we may (i) declare all outstanding principal and other sums payable to be immediately due and payable and (ii) exercise any and all of our other rights under applicable law. Standard Waste may prepay the Standard Waste Note.

The Standard Waste Note has been recorded at its fair value of $4.6 million representing the original principal less the OID.  The OID is being accreted to interest income using the interest method.  Accretion was $0.2 million for the three months ended June 30, 2025. As of June 30, 2025, we had funded $3.8 million with the remaining funding amount of $0.8 included in payable for unfunded portion of note receivable at June 30, 2025.  During July and August 2025, we funded the remaining $0.8 million of the Standard Waste Note.

Note 7 - Deposit

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

Notwithstanding the Assumption Conditions, WINT LLC advanced $1.4 million, or the Advance, to TBB CPD to be held as part of the earnest money due under the Purchase Agreement. On June 24, 2025, TBB CPD provided a notice of termination with respect to the Purchase Agreement to the Company, or the Notice of Termination. The Notice of Termination demands the $1.4 million in earnest money, or the Earnest Money, held by the escrow agent for the transaction be released to TPP CPD. The Company is disputing TPP CPD’s entitlement to the Earnest Money.

Note 8 - Convertible Notes Payable

On June 5, 2025, we entered into a note purchase agreement, or the First June 2025 Purchase Agreement, pursuant to which we issued a convertible promissory note, or the First June 2025 Convertible Note, to an investor, the First  June 2025 Purchaser, in the principal amount of $3.6 million and a warrant to purchase common stock of the Company, or the First June 2025 Warrant. We received gross and net proceeds of $3.1 million from the sale of the First June 2025 Convertible Note and First June 2025 Warrant, or the First June 2025 Note Financing. The First June 2025 Note Purchase Agreement provides that all proceeds from the First June 2025 Note Financing will go towards retiring convertible notes and preferred stock of Titan Environmental Services, Inc., a Nevada Corporation, or Titan, which will be accomplished through the use of proceeds Titan will receive from the Company for purchase of the Standard Waste Note as discussed in Note 6.

On each of June 9, June 24, and June 27, 2025, we entered into several note purchase agreements, or the Additional June 2025 Note Purchase Agreements, pursuant to which we issued convertible promissory notes, or the Additional June 2025 Convertible Notes, to investors, each an Additional  June 2025 Purchaser and together the Additional June 2025 Purchasers, in the principal amount of $1.3 million and warrants to purchase common stock of the Company, or the Additional  June 2025 Warrants. We received gross and net proceeds of $1.1 million from the sale of the Additional June 2025 Convertible Notes and Additional June 2025 Warrants, or the Additional June 2025 Note Financing. The Additional June 2025 Note Purchase Agreements provide that all proceeds from the Additional June 2025 Notes be used for operational expenses and to provide additional funding to Standard Waste.

Subject to certain limitations under the First June 2025 Note Purchase Agreement and the Additional June 2025 Purchase Agreements, or together the Purchase Agreements, while any portion of the First June 2025 Convertible Note and Additional  June 2025 Convertible Notes is outstanding, or together the Convertible Notes, we must inform the Purchasers of any proceeds we receive from the issuance of our securities. After receipt of this notice, the Purchasers have ten trading days to require that we apply all proceeds received from the sale of our securities to repay any or all of the amounts outstanding under the Convertible Notes.

The Note Purchase Agreements contain certain covenants and customary representations and warranties of the Company and the parties, piggyback registration rights, restrictions on variable rate transactions, participation rights, indemnification obligations of the parties, termination provisions, and other obligations and rights of the parties.

The Purchasers may exercise their conversion rights under their respective convertible note agreements at any time after the Issue Date, as defined therein, until all amounts owed under the Convertible Notes have been satisfied. The First June 2025 Convertible Note is a senior, unsecured obligation of the Company, with priority over all existing and future indebtedness; the Additional June 2025 Purchasers will not be entitled to any payments of principal or interest until the company has repaid all outstanding obligations under the First June 2025 Convertible Note. Interest for the Convertible Notes will be payable in cash or, at the holder’s election beginning 6 months after issuance, by increasing the outstanding principal in the aggregate principal amount of the interest accrued for the applicable interest period. Interest will accrue at a rate of 14% per annum, provided, however, that for the first 6 months following the Issue Date, interest on the principal will accrue immediately and be guaranteed. The rate of interest will increase immediately in connection with any Event of Default, as defined therein, up to an interest rate of 24% and will compound daily until the Event of Default is cured or the outstanding principal and accrued but unpaid interest is paid in full. Interest will be payable quarterly in arrears commencing September 15, 2025. The Convertible Notes may be prepaid in full or in part in accordance with the terms therein.

The holders may not exercise their conversion rights if the conversion would result in the holders (and their affiliates) beneficially owning in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion, which percentage may be increased up to 9.99% at the holder’s election with 61 days prior written notice to the Company.

The number of shares of Common Stock to be issued upon each conversion is determined by dividing the Conversion Amount, as defined therein, by the applicable conversion price then in effect on the date specified in the notice of conversion. The Conversion Amount is the sum of the principal to be converted plus, at the holder’s election, any accrued and unpaid interest. The initial conversion price, subject to adjustment, was $0.587. The Convertible Notes will mature one year from their respective issuance dates, or such earlier date as the Convertible Notes are required or permitted to be repaid in accordance with their terms.

In connection with the Note Financings, we issued the June 2025 Purchasers the June 2025 Warrants to purchase an aggregate of $3.5 million worth of shares of the Company’s Common Stock. The June 2025 Warrants had an initial exercise price of $0.587 per share, subject to adjustment, were immediately exercisable and expires upon the earlier of (i) five years from the date of issuance or (ii) when the June 2025 Warrants are exercised in full. In July 2025, due to an inducement related to the Series C preferred stock, the conversion price of the Convertible Notes and the exercise price of the June 2025 Warrants was adjusted to $0.30. The Note Purchasers will not have the right to exercise any portion of the June 2025 Warrants if they (together with their affiliates) would beneficially own in excess of 4.99%, as such percentage ownership is determined in accordance with the terms of the June 2025 Warrants, of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, which percentage be increased up to 9.99% at their election with 61 days prior written notice to the Company. The June 2025 Warrants were sold in reliance upon an exemption from the registration requirement of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder.

We elected to apply the fair value option for all of the June 2025 Notes and June 2025 Warrants as of their issuance date.  The fair value of the June 2025 Notes on the dates of issuance was $8.6 million and the fair value as of June 30, 2025 was $7.8 million. Accordingly,  a fair value adjustment of $0.8 million is reflected in other income (expense) for the three and six months ended June 30, 2025.  The fair value of the June 2025 Warrants on the dates of issuance was $2.9 million. The June 2025 Warrants are considered permanent equity and do not need to be remeasured. Given the fair value at issuance of the June 2025 Notes and June 2025 Warrants was in excess of  the cash proceeds received, we incurred a loss on debt issuance of $7.3 million related to the June 2025 Notes and the June 2025 Warrants for the three and six months ended June 30, 2025.

Note 9 – ELOC Commitment Note Payable

In June 2024, we entered into an equity line of credit, or ELOC, purchase agreement, or the ELOC Purchase Agreement, establishing an ELOC for the right to sell shares of our common stock to the purchaser, or the Purchaser. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  As consideration for the Purchaser’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the ELOC Purchase Agreement, concurrently with the execution and delivery of the ELOC Purchase Agreement, we issued a convertible promissory note, or the ELOC Commitment Note, to the Purchaser in the amount of $350,000. The ELOC Commitment Note had a maturity date of June 26, 2025 and bore interest at 5% per annum on a 365-day basis, due and payable on June 26, 2025. The Purchaser, in its sole discretion and upon written notice to us was able to convert all or a portion of the entire unpaid principal balance of the ELOC Commitment Note, together with all accrued and unpaid interest, if any, or the Conversion Amount, into a number of shares of our common stock equal to (x) the Conversion Amount divided by, as of the date of such conversion notice or other date of determination, the lesser of (i) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market on June 26, 2024 and (ii) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market during the 20 trading days immediately preceding the date of such conversion notice, subject to adjustment as provided in the terms of the ELOC Commitment Note.

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

Note 10 - Senior Secured Notes Payable

March 2025 Senior Secured Notes

On March 18, 2025, we issued senior secured notes, or the March 2025 Notes, with an aggregate principal amount of $312,500. The aggregate gross proceeds from the issuance of the March 2025 Notes was $250,000. The March 2025 Notes include a 20% OID. The March 2025 Notes bore interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the  March 2025 Notes) and such interest compounded each calendar month.

April 2025 Convertible Senior Secured Notes

On April 4, 2025, we issued convertible senior secured notes, or the April 2025 Notes, with an aggregate principal amount of $312,500. The aggregate gross and net proceeds from the issuance of the April 2025 Notes was $250,000, representing a 20% OID. The April 2025 Notes bore interest at 10% per annum on a 360-day and twelve 30-day month basis, payable monthly in cash and in arrears on each Interest Date (as defined in the April 2025 Notes) and such interest compounded each calendar month. We may at any time redeem all, but not less than all, of the remaining amount under the March 2025 Notes and April 2025 Notes in cash at a price equal to 120% of the remaining amount being redeemed as of such optional redemption date.

On May 2, 2025, the holders of the March 2025 Notes and the April 2025 Notes accepted in writing the Company’s payoff letter, pursuant to which the Company made a one-time payment to the foregoing holders in the aggregate amount of $300,000 for the March 2025 Notes and $300,000 for the April 2025 Notes, or the Payoff Amount, to retire and fully satisfy the balance of each of the March 2025 Notes and the April 2025 Notes of $312,500 at a discount. The March 2025 Notes and the April 2025 Notes automatically terminated upon our payment of such Payoff Amount and will be of no further effect.

Certain conversion and redemption features of the  March 2025 Notes and April 2025 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreements, we elected the fair value option for the  March 2025 Notes and the April 2025 Notes and recorded the loss on debt issuance within the accompanying condensed consolidated statements of operations at the end of each reporting period. The excess of the initial fair value of $374,000 of the  March 2025 Notes over the proceeds received of $250,000 was recorded as loss on debt issuance in the amount of $124,000 during the six months ended June 30, 2025. Upon the payment of the Payoff Amount, we recorded a gain on debt extinguishment of $74,000 during the three months ended June 30, 2025 related to the difference between the $374,000 fair value of the March 2025 Notes upon issuance and the Payoff Amount of $300,000 for the March 2025 Notes. For the April 2025 Notes, we recognized an initial fair value of $300,000 and recorded a $50,000 loss on debt issuance during the three and six months ended June 30, 2025 related to the difference between the $250,000 in proceeds received and the $300,000 Payoff Amount for the April 2025 Notes.  Refer to Note 5, “Fair Value Measurements” for additional details regarding the fair value measurement.

Note 11 – Common Stock Warrant Liability

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

The July 2024 warrants had an initial fair value of $10.8 million upon issuance and were remeasured to a fair value of $0.3 million as of December 31, 2024. For the three and six months ended June 30, 2025, the change in the estimated fair value of the July 2024 warrants was $0.1 million and $0.2 million, respectively, and was recorded in the condensed consolidated statement of operations.

Note 12 – Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of December 31, 2024, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the second quarter of 2025.

Note 13 - Other Current Liabilities

In 2008, we entered into an Amended and Restated License Agreement with Philip Morris USA, Inc., or PMUSA, with respect to the U.S., or the U.S. License Agreement, and, as PMUSA had assigned its ex-U.S. rights to Philip Morris Products S.A., or PMPSA, effective on the same date and on substantially the same terms and conditions, we entered into a license agreement with PMPSA with respect to rights outside of the U.S., which we refer to, together with the U.S. License Agreement, as the PM License Agreements. Under amendment no. 2 to each of these agreements, we owe $200,000 to PMUSA and $125,000 to PMPSA. Interest accrues at the rate of 36% per annum on such balance until the date of payment.  Accrued interest currently totals approximately $100,000.

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

Note 15 – Mezzanine Equity and Stockholders’ Equity

Private Placement of Series D Preferred Stock

On April 29, 2025, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the buyers named therein, or the Initial Buyers, pursuant to which we agreed to the private placement of 3,125 shares of our Series D Convertible Preferred Stock, par value $0.001 per share, or the Series D Preferred Stock for aggregate gross proceeds of approximately $2.5 million.

During May 2025, certain additional buyers, or the Additional Buyers, each executed a joinder to the Purchase Agreement, pursuant to which the Additional Buyers agreed to purchase, and the Company agreed to sell, an aggregate of 563 additional shares, or the Additional Shares, of Series D Preferred Stock in a private placement for aggregate gross proceeds of approximately $450,000. The Additional Buyers are purchasing the Additional Shares on the same terms as the Initial Buyers provided in the Purchase Agreement.

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

The Series D Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transactions involving our common stock at a price below the then-applicable Series D Preferred Conversion Price, as described in further detail in the Series D Certificate of Designation. In July 2025, due to an inducement related to the Series C preferred stock, the conversion price of the Series D Preferred Stock was adjusted to $0.30.

In addition, pursuant to the Purchase Agreement, the Company agreed (i) in lieu of the payments required pursuant to Sections 10, 6 and 2(d) of the that certain certificate of designation (as amended, modified, or supplemented, the “Series C COD”) filed by the Company with the Secretary of State of the State of Delaware on July 19, 2024, for the purpose of establishing and designating the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), to redeem the Series C Preferred Stock with 40% of the aggregate gross proceeds from each Eligible Equity Line Transaction (as defined in the Series C COD) in accordance with the mechanics in such sections of the Series C COD and the Notes, mutatus mutandis (the “Mandatory Redemptions”), and (ii) such Mandatory Redemptions shall be paid in order first to the holders of Series C Preferred Stock and then to the holders of the Series D Preferred Stock.

January 2025 Series C Preferred Stock Inducement

On January 24, 2025, the Company made an inducement offer to all holders of the Company’s Series C Convertible Preferred Stock, par value $0.001 (the “Series C Preferred Stock”) (the “January 2025 Inducement”), and notified them that the Company had decided to offer to reduce the Conversion Price as defined in the Series C Certificate of Designation (as defined below) of each share of Series C Preferred Stock to $8.04 (the “Transaction”) pursuant to the Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of Windtree Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on July 19, 2024 (the “Series C Certificate of Designation”). In exchange for signing the conversion notice (each a “Conversion Notice”) with the reduced Conversion Price offered by the Company, the holder of Series C Preferred Stock and the Company agreed to certain forbearance terms for claims arising up to and through April 30, 2025, under the Securities Purchase Agreements entered into on or about July 18, 2024 and on or about July 26, 2024, as applicable, the Registration Rights Agreements entered into on or about July 20, 2024 and on or about July 26, 2025, as applicable, the Warrants entered into on July 20, 2024, and all other transaction documents entered into with respect to the Series C Preferred Stock. The Conversion Notice stated that it must be signed by the holder and returned to the Company no later than 5:00 p.m. Eastern Time on January 31, 2025.

Pursuant to the Transaction, approximately 1,895 shares of Series C Preferred Stock were converted into 235,846 shares of the Company’s common stock at the reduced Conversion Price. In connection with the Transaction, and pursuant to the terms of the warrant agreement, the exercise price of the July 2024 Warrants originally issued in connection with the Series C Preferred Stock was reduced to $8.04 effective January 24, 2025. The Company calculated the excess of the value of common stock issued after the inducement over the value of common stock that was issuable pursuant to the original conversion terms. Accordingly, upon conversion the excess value of $1.7 million was recorded as a deemed dividend and a reduction to income available to common stockholders in the basic and diluted EPS calculation.

April 2025 Down Round

During April 2025, the Company issued the April 2025 Notes with a conversion price of $1.10 per share. The issuance of the April 2025 Notes triggered the down round provisions within the Series C Preferred Stock and July 2024 Warrants (the “April 2025 Down Round”), whereby the conversion price of the Series C Preferred Stock and the exercise price of the July 2024 Warrants were automatically reduced from $1.9714 to $1.10.

The Company calculated the value of the conversion feature before and after the adjustment and recorded the incremental value as an increase to the carrying value of the affected Series C Preferred Stock of $0.4 million and a de minimis amount to the July 2024 Warrants. The value of the effect of $0.4 million is treated as a deemed dividend and a reduction to income available to common stockholders in the basic EPS calculation.

May 2025 Series C Preferred Stock Inducement

In May 2025, the Company made an inducement offer to certain holders of its Series C Preferred Stock (the “May 2025 Inducement”) to reduce the conversion price from the previously effective price of $1.10 per share down to an induced rate of $0.45 per share in exchange for the holder agreeing to convert at least 30% of its position within 45 days of offer acceptance. This inducement was accepted by two holders of the Series C Preferred Stock, resulting in the induced conversion of 710 shares of Series C Preferred Stock between May 29, 2025 and June 11, 2025 representing 65% of the holder’s Series C Preferred Stock and 1,262 shares of Series C Preferred Stock between June 4, 2025 and June 11, 2025 representing 100% of the holder’s Series C Preferred Stock.

In connection with the May 2025 Inducement, the converted Series C Preferred Stock was converted into 4,382,192 shares of common stock.  The Company calculated the excess of the value of common stock issued after the inducement over the value of common stock that was issuable pursuant to the original conversion terms. Accordingly, upon conversion the excess value of $1.7 million was recorded as a deemed dividend and a reduction to income available to common stockholders in the basic and diluted EPS calculation.

July 2024 Warrant Exercises

During the three and six months ended June 30, 2025, 32,714 July 2024 warrants and 80,513 July 2024 Warrants, respectively, were exercised for gross and net proceeds of $0.3 million.

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

The Preferred Conversion Price is subject to adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transactions involving our common stock at a price below the then-applicable Preferred Conversion Price, as described in further detail in the Series C Certificate of Designation.  In July 2025, due to an inducement related to the Series C preferred stock, the conversion price was adjusted to $0.30.

July 2024 Warrants

The July 2024 Warrants were exercisable upon the six month and one day anniversary of the issuance date, or the Initial Exercisability Date, and expire on the fifth anniversary of the Initial Exercisability Date and had an initial exercise price of $205.50 per share, subject to customary adjustments. In July 2025, due to an inducement related to the Series C preferred stock, the conversion price of the July 2024 Warrants was adjusted to $0.30.

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

Accounting for the First and Second Private Placements

The July 2024 Warrants are considered a freestanding financial instrument as they are separable and legally detachable from the Series C Preferred Stock. These warrants have been classified as a liability in the Company’s condensed consolidated balance sheet due to the inclusion of put option election available to the holders that is contingently exercisable if the Company enters into a change of control transaction, or the Change of Control Put (the "Put"). If the Put is exercised by the holder of a July 2024 Warrant, they may elect to receive cash as determined by the Black Scholes pricing model, based on terms and timing specified in the July 2024 Warrants. The potential for a cash settlement for the July 2024 Warrants is outside the control of the Company requiring the July 2024 Warrants to be treated as financial liabilities measured at fair value through profit or loss.

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

Upon issuance of the Series C Preferred Stock, the Company was not solely in control of the redemption of the shares due to them having multiple redemption features that are outside of our control, including time-based maturity redemption and change of control redemption. As a result, the shares of Series C Preferred Stock are classified within mezzanine equity.

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

Conversions of Series C Preferred Stock

During the three months ended June 30, 2025, 2,260 shares of Series C Convertible Preferred Stock and $57,000 of accrued and unpaid dividends were converted into 5,009,113 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $1.4 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock. During the six months ended June 30, 2025, 10,781 shares of Series C Convertible Preferred Stock and $105,000 of accrued and unpaid dividends were converted into 8,054,644 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $3.3 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

Common Stock Purchase Agreement

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of common stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the six months ended June 30, 2025, we sold 0.8 million shares of common stock under the ELOC Purchase Agreement for gross proceeds of $2.4 million. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the six months ended June 30, 2025, we paid an aggregate redemption price of $0.6 million with $0.1 million applied to accrued and unpaid dividends and $0.5 million to redeem 402 Series C Preferred Shares.

Subsequent to quarter end and through August 19, 2025, we sold 16.8 million shares of our common stock under the ELOC Purchase Agreement for net proceeds of $10.1 million following mandatory redemption payments on our preferred stock.

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

Upon issuance of the Series B Preferred Stock, the Company was not solely in control of the redemption of the shares of Series B Preferred Stock due to multiple redemption features that are outside of our control, including time-based maturity redemption and change of control redemption. Accordingly, the shares of Series B Preferred Stock are classified within mezzanine equity at their fair value of $7.0 million, partially offset by issuance costs of $68,000. Because this initial carrying value is higher than the maturity redemption price (i.e., the stated value of $5.5 million with the 10% per annum dividend over the period from issuance until maturity on January 2, 2025), no accretion of Series B Preferred Stock dividends was recorded.

As of June 30, 2025 and December 31, 2024, there are no shares of Series B Preferred Stock outstanding as all shares were exchanged in the First PIPE. (See the section titled, Note 15 “Mezzanine Equity and Stockholders’ Equity - First Private Placement”).

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

Note 16 – Stock-Based Compensation

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

A summary of activity under our long-term incentive plans is presented below:

(in whole numbers)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2025	290	$77,533.16
Forfeited or expired	(3)	58,374.86
Outstanding at June 30, 2025	287	$77,742.72	7.4

Vested and exercisable at June 30, 2025	142	$155,795.47	6.7

Vested and expected to vest at June 30, 2025	272	$78,185.50	7.4

During the six months ended June 30, 2025, there were no RSUs granted or forfeited. As of  June 30, 2025, there were 154 RSU shares outstanding with a weighted-average grant date fair value of $1,895.03.

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Research and development	$12	$31	$35	$82
General and administrative	20	66	69	266
Total	$31	$97	$104	$348

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based upon the historical volatility of our common stock and other factors. We also use historical data and other factors to estimate option exercises, employee terminations and forfeiture rates. The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of the grant. No options or RSUs were granted during the six months ended June 30, 2025 or 2024.

Note 17 – Licensing and Research Funding Agreements

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

As of June 30, 2025, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

Note 18 – Income Taxes

During the three and six months ended June 30, 2024, we recorded income tax expense of $0.2 million and $0.3 million, respectively, related to tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment during the six months ended June 30, 2024 (See the section titled, “Note 14 – Restructured Debt Liability”).

Note 19 – Subsequent Events

June and July 2025 Note Purchase Agreements

On July 2, 2025, we entered into note purchase agreements (the “July Note Purchase Agreements”) with two purchasers (the “July Purchasers,” and each a “July Purchaser”) who are also a holders of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable. Pursuant to the July Note Purchase Agreements, we issued two Convertible Promissory Notes to the July Purchasers, each in a principal amount of $40,698 for a purchase price of $35,000 (collectively, the “July Promissory Notes”).

The June and July Promissory Notes accrue interest at 14% per annum and have a 12-month maturity date. The June and July Promissory Notes may be converted to shares of our common stock at a conversion price of $0.587 per share.

Pursuant to the June and July Note Purchase Agreements, each of the June Purchasers and July Purchasers warrants to purchase shares of our common stock in an amount equal to 25% of the purchase price paid by each investor (the “Note Warrants” and each a “Note Warrant”). One June Purchaser received a Note Warrant for $20,833 worth of shares of our common stock, and the other June Purchasers received Note Warrants for $12,500 worth of shares of our common stock. Both July Purchasers received Note Warrants for $8,750 worth of shares of our common stock. All Note Warrants have an exercise price of $1.10 per share of our common stock. Because the Note Warrants entitle the holder to a number of shares based on a share value, the number of shares issuable upon exercise of a Note Warrant will change if the exercise price is adjusted.

The June and July Promissory Notes and the Note Warrants were sold in reliance upon an exemption from the registration requirement of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder. We received gross proceeds of $253,333 from the sale of the June and July Promissory Notes and Note Warrants, before deducting offering expenses. The proceeds of the June and July Promissory Notes will be used to fund operational expenses of the Company, including the funding of a loan to Titan Environmental Services, Inc.

BNB Treasury Strategy Private Placement

Securities Purchase Agreements

On July 16, 2025 (the “Execution Date”), we entered into a securities purchase agreement (the “Treasury Strategy Securities Purchase Agreement”) with the purchasers named therein (the “Treasury Strategy Purchasers,” and each, a “Treasury Strategy Purchaser”) pursuant to which we agreed to sell and issue to the Treasury Strategy Purchasers in a private placement offering (the “Treasury Strategy Offering”) an aggregate of (i) approximately 60,000 shares of our newly issued Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock,” and such shares issuable upon the conversion of Series E Preferred Stock, the “Treasury Strategy Conversion Shares”) at an offering price of $1,000 per share of Series E Preferred Stock (the “Stated Value”), and (ii) warrants (the “Treasury Strategy Warrants,” and such shares issuable upon exercise of the Treasury Strategy Warrants, the “Treasury Strategy Warrant Shares”) to purchase up to an aggregate of 66,000,000 shares of our common stock. The Series E Preferred Stock may be converted into Treasury Strategy Conversion Shares at a price equal to the Stated Value divided by $0.30.

The aggregate offering price of the Treasury Strategy Offering was approximately $60,000,000, payable in cash, the native token of the BNB chain commonly referred to as “BNB,” or shares of Osprey BNB Chain Trust (“OBNB”), provided, however, prior to the closing of the Treasury Strategy Securities Purchase Agreement (the “Treasury Strategy Offering Closing”), the Treasury Strategy Purchasers may elect to increase its purchase to up to 200,000 shares of Series E Preferred Stock on the same terms as the initial purchase, resulting in an aggregate purchase price of up to $200 million. We intend to use the proceeds to acquire BNB as a treasury strategy, with up to $2 million to be used for working capital needs and other general corporate purposes.

The Series E Preferred Stock, the Treasury Strategy Conversion Shares, the Treasury Strategy Warrants, and the  Treasury Strategy Warrant Shares are being offered in reliance upon the exemption from the registration requirement of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. The issuance of Series E Preferred Stock, the Treasury Strategy Conversion Shares, the Treasury Strategy Warrants, and the Treasury Strategy Warrant Shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The Treasury Strategy Offering is expected to close upon satisfying customary closing conditions, including obtaining requisite stockholder approval in accordance with Nasdaq Listing Rule 5635(b) and (d) (“Stockholder Approval”). Pursuant to the Treasury Strategy Securities Purchase Agreement, the Company has agreed to use its reasonable best efforts to obtain Stockholder Approval within sixty (60) days following the Treasury Strategy Execution Date. If despite the Company’s reasonable best efforts Stockholder Approval is not obtained within sixty (60) days following the Treasury Strategy Execution Date, the Company will cause a special meeting of stockholders to be held within one-hundred and twenty (120) days following the Treasury Strategy Execution Date to obtain Stockholder Approval. In the event Stockholder Approval is not obtained within one-hundred and twenty (120) days following the Treasury Strategy Execution Date, the Treasury Strategy Securities Purchase Agreement will become null and void. However, the Treasury Strategy Purchasers will not have the right to terminate the Securities Purchase Agreement within the one-hundred and twenty (120) day period following the Execution Date except upon the terms and conditions specified in the Treasury Strategy Securities Purchase Agreement. In addition, the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of its common stock or common stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period commencing on the Treasury Strategy Execution Date, and ending immediately following the thirtieth (30th) trading day after the later of (a) the effective date of the Stockholder Approval and (b) 360 calendar days after the earlier to occur of (I) the first date on which the registration statement registering the resale by the Treasury Strategy Purchasers of the all the Series E Preferred Stock, the Treasury Strategy Conversion Shares, the Treasury Strategy Warrants, and the Treasury Strategy Warrant Shares is declared effective by the Securities and Exchange Commission (and each prospectus contained therein is available for use on such date) or (II) the first date on which all of the Series E Preferred Stock, the Treasury Strategy Conversion Shares, the Treasury Strategy Warrants, and the Treasury Strategy Warrant Shares are eligible to be resold by the Treasury Strategy Purchasers pursuant to Rule 144.

Upon closing of the Treasury Strategy Securities Purchase Agreement, the lead investor, Build and Build Corp. (the “Lead Investor”), will have the right to nominate two members to the Company’s Board of Directors (the “Board”), one of whom, if duly elected by our stockholders, shall become Chairman of the Board, so long as (i) the Lead Investor, its affiliates, and/or designees, directly or indirectly, hold at least 5.0% of the Company’s common stock or common stock equivalents purchased in the Treasury Strategy Offering pursuant to this Treasury Strategy Securities Purchase Agreement on an aggregate basis, or (ii) both of the Asset Management Agreement (defined below) and the Strategic Advisor Agreement (defined below) are in full force or effect and have not been terminated or expired in accordance with their terms. Any increase to the number of directors serving on the Board after the Closing, other than to add the Lead Investor’s nominees (the “Lead Investor’s Directors”) to the Board, will require the consent of the majority of the Board, including the Treasury Strategy Purchaser’s Directors.

The Treasury Strategy Warrants will have an exercise price of $0.75 per share of our common stock (the “Exercise Price”). The holders of the Treasury Strategy Warrants may exercise the Treasury Strategy Warrants upon Stockholder Approval (the “Initial Exercise Date”), and the Treasury Strategy Warrants will terminate on the second anniversary of the Initial Exercise Date. The Exercise Price and share number of the Treasury Strategy Warrants is subject to proportional adjustment upon the occurrence of specified events and subject to price-based adjustment in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transactions, as described in further detail in the Treasury Strategy Warrants. In addition, the Exercise Price of the Treasury Strategy Warrants will adjust upon subsequent issuances of our common stock or common stock equivalents at a price less than the Exercise Price then in effect to the price of such subsequent issuance. The Treasury Strategy Warrants may be exercised pursuant to a cashless exercise provision after the Initial Exercise Date if there is no registration statement available for the sale of the Treasury Strategy Warrant Shares after the Effectiveness Deadline. The Treasury Strategy Warrants will contain a beneficial ownership limitation such that no exercise shall be permitted to the extent it would cause a holder to beneficially own in excess of 4.99%, or, at the option of such holder, 9.99% of the outstanding shares of our common stock immediately after giving effect to such exercise.

Prior to the closing of the Treasury Strategy Securities Purchase Agreement, the Company must enter into (i) a Registration Rights Agreement with the Treasury Strategy Purchasers; (ii) a Strategic Advisor Agreement with an affiliate of the Lead ; and (iii) an Asset Management Agreement with an affiliate of the Lead Investor. The Company must also file a Certificate of Designations establishing the Series E Preferred Stock prior to the closing of the Treasury Strategy Securities Purchase Agreement.

Equity Line of Credit

On July 23, 2025, we entered into the ELOC Purchase Agreement with Seven Knots, LLC, or Seven Knots, establishing an equity line of credit, or the Committed Equity Financing, pursuant to which we may sell shares of common stock to Seven Knots from time to time.  Seven Knots is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.

Pursuant to the ELOC Purchase Agreement, Seven Knots shall purchase from us up to the lesser of (i) $500 million of newly issued shares of common stock and (ii) 19.99% of the total number of shares of common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement at an average price equal to or in excess of $0.9726; provided however that such limitations will not apply if we obtain stockholder approval to issue additional shares of common stock.

Sales of common stock to Seven Knots under the ELOC Purchase Agreement, and the timing of any sales, will be determined by us from time to time in our sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of our common stock and determinations by us regarding the use of proceeds from any sale of such common stock.

Pursuant to the ELOC Purchase Agreement, on any business day on which the closing sale price of our common stock is equal to or greater than $0.50, or the Purchase Date, we may direct Seven Knots to purchase a specified number of shares of common stock, or a Fixed Purchase, not to exceed $30,000,000 at a purchase price equal to 96.5% of the closing price of a share of common stock during the full trading day on the trading day immediately following such applicable Purchase Date; provided, however, that if the resulting price is less than $0.50 (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction), then the percentage applied shall be 90% instead of the 96.5% referred to above.

Discontinuation of SEISMiC C study

On August 8, 2025, we announced the termination of our SEISMiC C study after 20 enrollments. Our decision to terminate the SEISMiC C study is related to our limited resources and our desire to advance the development of istaroxime into the broader acute hear failure space, and was not a result of any safety concerns with the SEISMiC C study.

The One Big Beautiful Bill Act

The One Big Beautiful Bill Act, or the OBBBA, was enacted on July 4, 2025. The Company is currently assessing the impact of this legislation on its financial statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled “Forward-Looking Statements” and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission, or SEC, on April 15, 2025, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

In addition, in January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while the Company continues to progress its cardiovascular and oncology development pipeline. The Company will seek acquisition targets to achieve the Company’s new corporate strategy. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries utilizing equity and debt. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

On July 16, 2025, we announced our launch of a crypto treasury strategy utilizing the native token of the BNB chain commonly referred to as “BNB,” including a $60 million securities purchase agreement led by Build and Build, Corp. with the potential for up $200 million of total subscriptions. For additional details, refer to Note 19 - Subsequent Events.

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials. Istaroxime has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study was planned to enroll up to 100 subjects with SCAI Stage C cardiogenic shock. A planned unblinded review of the data from the first 20 subjects occurred in July 2025. The review of the preliminary interim data suggests that the responses to istaroxime in SCAI Stage C patients, many of whom were also treated with currently available inotropes and vasopressors, is similar to that seen in our previous clinical trials. Because our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities we have decided to terminate the SEISMiC C clinical trial and pursue further development with istaroxime in the much larger market of less severe patients with acute decompensated heart failure with our licensing partner, Lee’s Pharmaceutical (HK) Ltd., who is planning a global phase 3 study in that indication.

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

We have incurred net losses since inception. Our net loss was $10.6 million for the three months ended June 30, 2025. For the three and six months ended June 30, 2024, our net loss was $12.0 million. As of June 30, 2025, we had an accumulated deficit of $861.3 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

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

In September 2024, we announced positive topline results from our SEISMiC Extension study which enrolled 30 patients with SCAI Stage B cardiogenic shock and demonstrated significant improvement in systolic blood pressure and cardiac function as well as improving pulmonary congestion and renal function. This study evaluated lower doses and longer duration of dosing than in previous studies. These data were presented at the Heart Failure Society of America meeting in September 2024. This study contributed to optimizing the istaroxime dosing regimen and extended the favorable safety and tolerability profile for the istaroxime program. Multiple secondary endpoints supported the positive outcome on the primary endpoint of systolic blood pressure AUC over the first 6 hours of study drug infusion. These included assessments from invasive hemodynamics (from a pulmonary artery catheter), echocardiography and Holter monitoring. The most commonly reported adverse events were gastrointestinal (nausea and vomiting) and infusion site discomfort, both known to occur with istaroxime administration from previous clinical trials. Additionally, we initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. The SEISMiC C Study was planned to enroll up to 100 subjects with SCAI Stage C cardiogenic shock. A planned unblinded review of the data from the first 20 subjects occurred in July 2025. The review of the preliminary interim data suggests that the responses to istaroxime in SCAI Stage C patients, many of whom were also treated with currently available inotropes and vasopressors, is similar to that seen in our previous clinical trials.  Because our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities we have decided to terminate the SEISMiC C clinical trial and pursue further development with istaroxime in the much larger market of less severe patients with acute decompensated heart failure with our licensing partner, Lee’s Pharmaceutical (HK) Ltd., who is planning a global phase 3 study in that indication. We believe that the SEISMiC Extension and SEISMiC C studies have contributed to dose selection and to the characterization of the effects associated with SERCA2a activation and will support our clinical and regulatory strategy for istaroxime.

Istaroxime (AHF)

There is substantial potential synergy between our clinical trial program in early cardiogenic shock and our development program in acute decompensated heart failure. Both programs are focused on treating heart failure patients with acute congestion and low blood pressure requiring hospitalization. We believe that this category of heart failure patients (whether they are in shock or not) could particularly benefit from the unique profile and potential ability of istaroxime to improve cardiac function and increase blood pressure while maintaining or improving renal function. Our strategy has been to advance istaroxime in cardiogenic shock as the lead indication and utilize this data and experience, along with the positive Phase 2a and 2b AHF studies, already completed, to potentially enter Phase 3 for acute decompensated heart failure in the normal to low SBP population. Our licensing partner, Lee’s (HK) is preparing to initiate a phase 3 study in less severe patients with acute decompensated heart failure in China. We believe we can join that study and create a global phase 3 program in this population that may or may not include patients with cardiogenic shock. We currently do not have sufficient capital to execute our clinical trial in AHF and are seeking partnership opportunities to advance our portion of the program.

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

Continued Listing on The Nasdaq Capital Market

December 2024 Deficiency

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

June 2025 Deficiency

On June 18, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department, or the Nasdaq Staff, notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement.

Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, as disclosed above, the Company is subject to a Discretionary Panel Monitor until March 20, 2026, pursuant to Listing Rule 5815(4)(A). Moreover, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company effected two reverse stock splits over the prior two-year period with a cumulative ratio of more than 250 shares to one.

Accordingly, unless the Company requested by June 25, 2025, a hearing before a Hearings Panel (the “Panel”), or the Company’s securities would be subject to suspension/delisting. The Company timely requested a hearing before the Panel.

The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. The hearing was held on July 31, 2025. There can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

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

Intangible Assets

We record acquired intangible assets and goodwill based on estimated fair value. The identifiable intangible assets resulting from the CVie Therapeutics acquisition in December 2018 relate to in-process research and development, or IPR&D, of istaroxime and rostafuroxin. The IPR&D assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. During the three and six months ended June 30, 2025, no events or changes in circumstances occurred indicating that our IPR&D intangible assets were more likely than not impaired.

The following table represents identifiable intangible assets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024

Istaroxime drug candidate	$22,340	$22,340
Rostafuroxin drug candidate	1,790	1,790
Intangible assets	$24,130	$24,130

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

Comparison of the Three and Six Months Ended  June 30, 2025 and 2024

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2025	2024	Change	2025	2024	Change

Expenses:
Research and development	$2,182	$9,863	$(7,681)	$4,452	$12,116	$(7,664)
General and administrative	1,802	1,589	213	3,622	3,741	(119)
Total operating expenses	3,984	11,452	(7,468)	8,074	15,857	(7,783)
Operating loss	(3,984)	(11,452)	7,468	(8,074)	(15,857)	7,783

Other income (expense):
Loss on debt issuance	(7,313)	-	(7,313)	(7,437)	-	(7,437)
Gain on debt extinguishment	74	-	74	52	14,520	(14,468)
Change in fair value of convertible notes payable	785	-	785	785	-	785
Change in fair value of common stock warrant liability	108	-	108	242	-	242
Interest income	198	20	178	205	50	155
Interest expense	(79)	(110)	31	(99)	(123)	24
Other expense, net	(420)	(285)	(135)	(538)	(84)	(454)
Total other (expense) income, net	(6,647)	(375)	(6,272)	(6,790)	14,363	(21,153)

Loss before income taxes	(10,631)	(11,827)	1,196	(14,864)	(1,494)	(13,370)
Income tax expense	-	(197)	197	-	(311)	311
Net loss	$(10,631)	$(12,024)	$1,393	$(14,864)	$(1,805)	$(13,059)

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

Research and development expenses are as follows:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)

Acquired IPR&D from Varian asset purchase	$-	$7,495	$(7,495)	$-	$7,495	$(7,495)

Istaroxime – cardiogenic shock program	1,551	1,684	$(133)	2,959	3,159	(200)
Istaroxime – AHF	(4)	-	(4)	-	-	-
Total direct clinical and preclinical programs	1,547	1,684	(137)	2,959	3,159	(200)

Product development and manufacturing	201	215	(14)	517	439	78
Clinical, medical, and regulatory operations	434	469	(35)	976	1,023	(47)
Total research and development expenses	$2,182	$9,863	$(7,681)	$4,452	$12,116	$(7,664)

For the three and six months ended June 30, 2024, research and development expenses include non-cash charges of $7.5 million associated with the acquired IPR&D related to the Asset Purchase Agreement with Varian Biopharmaceuticals in the second quarter of 2024.

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

Total direct clinical and preclinical programs expenses were comparable for the three months and six months ended June 30, 2025 and 2024 primarily due to ongoing costs related to the istaroxime – cardiogenic shock program as described below.

Istaroxime – cardiogenic shock program costs were comparable for the three months and six months ended June 30, 2025 and 2024 due to the ongoing trial execution costs for the istaroxime - cardiogenic shock program, which included clinical trial costs for the SEISMiC C study in patients with more sever SCAI Stage C cardiogenic shock in 2025 and clinical trial costs for the SEISMiC Extension study in 2024.

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

Product development and manufacturing expenses increased $0.1 million for the six months ended  June 30, 2025 compared to the same period in 2024 due to an increase in quality assurance costs related to a GMP server validation during the first quarter of 2025.

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

Clinical, medical, and regulatory operations expenses are comparable for the three months and six months ended June 30, 2025 compared to the same period in 2024 and primarily relate to personnel and consulting expenses during both periods.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses increased $0.2 million for the three months ended June 30, 2025 due to a $0.2 million increase in professional fees and insurance costs related to WINT Real Estate, LLC, and decreased $0.1 million for the six months ended June 30, 2025 compared to the same periods in 2024  due to a decrease of $0.2 million in professional fees, primarily related to reduced legal fees; and a decrease of $0.1 million in non-cash stock-based compensation expense, partially offset by the $0.2 million increase in in professional fees and insurance costs related to WINT Real Estate, LLC.

Other (Expense) Income, Net

In June 2025, we entered into certain Note Purchase Agreements for which we elected to apply the fair value option for all of the June 2025 Notes and June 2025 Warrants as of their issuance date.  The fair value of the June 2025 Notes on the dates of issuance was $8.6 million and the fair value as of June 30, 2025 was $7.8 million. Accordingly,  a change in fair value adjustment of $0.8 million is reflected in other income (expense) for the three and six months ended June 30, 2025.  The fair value of the June 2025 Warrants on the dates of issuance was $2.9 million. The June 2025 Warrants are considered permanent equity and do not need to be remeasured. Given the fair value at issuance of the June 2025 Notes and June 2025 Warrants were in excess of  the cash proceeds received, we incurred a loss on debt issuance of $7.3 million for the three months ended June 30, 2025. The loss on debt issuance of $7.4 million for the six months ended June 30, 2025 includes an additional $0.1 million loss related to the issuance of the March 2025 Notes.

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

Change in fair value of common stock warrant liability relates to the change in fair value of the July 2024 Warrants, which are classified as a liability on our condensed consolidated balance sheet and are recorded at fair value at the end of each period.  For the three and six months ended June 30, 2025, the change in the estimated fair value of the July 2024 warrants was $0.1 million and $0.2 million, respectively.  For further details, refer to “Note 11 - Common Stock Warrant Liability.”

For the six months ended June 30, 2025, change in fair value of derivative liabilities is related to the final remeasurement of the fair value of the derivative liability associated with our ELOC commitment note.

Interest income relates primarily to interest related to the accretion of the debt discount for our note receivable with Standard Waste for the three and six months ended June 30, 2025 and 2024.

For the three and six months ended June 30, 2025, interest expense consists primarily of interest expense associated with our ELOC commitment note and the interest accruing related to PMUSA and PMPSA. For the three and six months ended June 30, 2024, interest expense consists primarily of interest expense associated with the amortization of the issuance costs and the debt discount related to our senior convertible notes payable.

For the three and six months ended June 30, 2025, other (expense) income, net primarily consists of $0.4 million and $0.5 million, respectively, in net loss on foreign currency translation. For the three and six months ended June 30, 2024, other (expense) income, net primarily consists of initial recognition and remeasurement changes in the fair value of derivative liabilities associated with our senior convertible notes payable and our ELOC commitment note, partially offset by net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

Income Tax Expense

For the three months and six months ended June 30, 2025, there was no income tax expense due to losses incurred and forecasted for 2025 as well as a full valuation allowance against deferred tax assets. During the three and six months ended June 30, 2024, we recorded an income tax provision of $0.2 million and $0.3 million, respectively, related to the tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 14 – Restructured Debt Liability”).

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

With the exception of certain non-recurring items such as gain on debt extinguishment, we have incurred net losses since inception. Our net loss was $10.6 million and $14.7 million, respectively, for the three and six months ended June 30, 2025 . Our net loss was $12.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2024. We expect to continue to incur operating losses for at least the next several years. As of June 30, 2025 , we had an accumulated deficit of $861.3  million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In June 2024, we entered into a Common Stock Purchase Agreement, or the ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. The Purchaser  is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  For the three months ended June 30, 2025, we sold 0.7 million shares of Common Stock under the ELOC Purchase Agreement for net proceeds of $0.4 million.

As of  June 30, 2025 , we had cash and cash equivalents of  $0.3 million and current liabilities of  $15.7 million. During July 2025, we sold 16.8 million shares of common stock for net proceeds of $10.1 million following mandatory redemption payments on our preferred stock (See the section titled, “Note 15 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details). We believe that we have sufficient resources available to fund our business operations through December 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(5,064)	$(5,273)
Investing activities	(5,183)	(12)
Financing activities	8,770	2,628
Change in cash and cash equivalents	$(1,477)	$(2,657)

Operating Activities

Cash used in operating activities resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $5.1 million for the six months ended June 30, 2025 compared to $5.3 million for the six months ended June 30, 2024. The decrease in cash used in operating activities of $0.2 million was primarily attributable to a change in operating assets and liabilities of $0.2 million and a $12.9 million increase in our net loss, partially offset by a $14.5 million change in gain on debt extinguishment.

Investing Activities

Cash used in investing activities resulted from $3.7 million in senior note receivable issuance and $1.4 million in a deposit on the Aubrey property.

Financing Activities

Net cash provided by financing activities was $8.8 million for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2025 was attributable to net proceeds from the issuance of private placement notes and Series D Preferred stock of $7.0 million, ELOC Purchase agreement of $2.4 million, proceeds from senior secured notes of $0.5 million, proceeds from warrant exercises of $0.3 million,  partially offset by redemption and cash dividend payments on our Series C Preferred Stock of $0.6 million and $0.9 million in principal payments for senior secured notes payable and loans payable.

Net cash provided by financing activities of $2.6 million for the six months ended June 30, 2024 was attributable to net proceeds of $1.4 million related to our 2023 ATM Program and $0.3 million in proceeds from the issuance of senior secured notes, and $1.3 million in proceeds from the issuance of senior convertible notes payable, partially offset by $0.2 million in principal payments for loans payable, $0.1 million paid for Series B preferred stock issuance costs, and $0.1 million in payments on debt extinguishment.

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Purchase Agreement

In June 2024, we entered into the ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of common stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the six months ended June 30, 2025, we sold 0.8 million shares of common stock under the ELOC Purchase Agreement for gross proceeds of $2.4 million. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the six months ended June 30, 2025, we paid an aggregate redemption price of $0.6 million with $0.1 million applied to accrued and unpaid dividends and $0.5 million to redeem 402 Series C Preferred Shares.

Subsequent to quarter end and through August 19, 2025, we sold 16.8 million shares of our common stock under the ELOC Purchase Agreement for net proceeds of $10.1 million following mandatory redemption payments on our preferred stock.

Loans Payable

In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of June 30, 2025, there was no amount outstanding under the loan.

Supplementary Disclosure of Non-Cash Activity

During the six months ended June 30, 2025, 10,781 shares of Series C Convertible Preferred Stock and $105,000 of accrued and unpaid dividends were converted into 8,054,644 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $3.3 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.  In addition, related to the January 2025 Inducement and the May 2025 Inducement, an additional $3.4 million of aggregate value was attributed to the conversions of Series C Preferred Stock related to the inducements.

The Company accretes to Series C Preferred Stock against additional paid-in capital as a deemed dividend for the difference between the initial net carrying value and the full redemption price of $1,000 per share. The Company uses the effective interest method to calculate the accretion amount for each period. During the six months ended June 30, 2025, we recognized $4.9 million in deemed dividends on Series C preferred stock, inclusive of $3.4 million related to the January 2025 Inducement and the May 2025 Inducement.

The Company accretes to Series D Preferred Stock against additional paid-in capital as a deemed dividend for the difference between the initial net carrying value and the full redemption price of $1,000 per share. The Company uses the effective interest method to calculate the accretion amount for each period. During the six months ended June 30, 2025, we recognized $0.1 million in deemed dividends on Series D preferred stock.

During the six months ended June 30, 2025, we recognized a fair value upon issuance of the June 2025 Notes of $8.6 million and a fair value upon issuance of the June 2025 Warrants of $2.9 million. The June 2025 Notes will be remeasured at each balance sheet date. The June 2025 Warrants are considered permanent equity and do not need to be remeasured.

During the six months ended June 30, 2025, the Purchaser converted the ELOC Commitment Note and its related accrued interest into 56,769 shares of our common stock with a fair value of $0.5 million.

During the first quarter of 2025, we issued the March 2025 Notes for aggregate gross proceeds of $0.25 million. The March 2025 Notes include a 20% original issue discount and bear interest at 10% per annum with such interest compounded each calendar month. Certain conversion and redemption features of the March 2025 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we elected the fair value option for the March 2025 Notes and recognized a fair value upon issuance of $0.4 million.

During the six months ended, we recorded a $20,000 reduction to our common stock warrant liability related to exercises of July 2024 Warrants during the period.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2025 or 2024 or during the periods then ended.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.      Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer and principal financial officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by risk factors included in our Quarterly Report on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 or our Quarterly Report on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We do not have sufficient resources available to fund our business beyond December 2025. To increase our cash runway, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding, or that such funding will be available on terms acceptable to us, to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require.

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

On June 18, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department, or the Nasdaq Staff, notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement.

Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, as disclosed above, the Company is subject to a Discretionary Panel Monitor until March 20, 2026, pursuant to Listing Rule 5815(4)(A). Moreover, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company effected two reverse stock splits over the prior two-year period with a cumulative ratio of more than 250 shares to one.

Accordingly, unless the Company requested by June 25, 2025, a hearing before a Hearings Panel (the “Panel”), or the Company’s securities would be subject to suspension/delisting. The Company timely requested a hearing before the Panel.

The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. The hearing was held on July 31, 2025. There can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. If we are able to ultimately regain compliance, t here can be no assurance that we will be able to continue to maintain compliance with Nasdaq’s continued listing requirements, the Minimum Bid Price Requirement, or other Nasdaq listing requirements. If we are not able to comply with applicable listing standards, our shares of common stock may be subject to delisting.

Significant volatility in the market price of BNB may cause material losses and adversely affect our financial position.

We are in the process of implementing BNB as our primary reserve asset.

We expect to adopt BNB as a reserve asset and intend to acquire BNB, exposing us to extreme price fluctuations inherent in digital assets. The market value of BNB may experience rapid, severe, and unpredictable declines due to factors including regulatory actions, market sentiment, technological changes, macroeconomic conditions, or liquidity constraints. A material decline in BNB’s value could substantially reduce the value of our reserve assets, adversely affecting our liquidity, financial position, and results of operations.

BNB’s value and utility are heavily dependent on the ongoing operation, success, and reputation of Binance and its affiliates, exposing our reserves to material devaluation.

BNB derives significant value from its association with and utility across platforms operated by Binance. Adverse developments affecting Binance, including regulatory sanctions, legal proceedings, operational failures, financial instability, reputational damage, loss of market share, or a decline in the adoption of Binance-related services, could rapidly erode confidence in and demand for BNB, causing its market price to decline substantially and materially harming the value of our holdings.

As the issuer and primary governing authority of BNB, Binance exerts centralized control over critical token attributes including burn mechanisms, distribution protocols, utility features, staking rewards, and technological infrastructure. Binance may implement changes without our consent that reduce token scarcity, diminish utility, alter fee structures, or disadvantage holders. Such actions could materially erode BNB’s market value and directly impair our reserve assets. Furthermore, adverse developments affecting Binance’s financial stability, regulatory, reputation, or operational integrity may severely undermine market confidence in BNB, triggering price declines that disproportionately impact our concentrated holdings.

Significant concentration of reserve value in BNB amplifies exposure to token-specific failures. Competition and potential technological obsolescence may adversely impact BNB’s value.

Our reserve asset strategy concentrates significant value in BNB. This concentration amplifies our exposure to BNB-specific risks, including technological obsolescence, competition from other digital assets, reputational damage to Binance or the BNB ecosystem, protocol failures, or governance disputes. Failure of BNB to maintain its functionality, market position, or value will disproportionately and adversely affect the value of our reserves compared to a more diversified portfolio.

BNB faces intense competition and rapid technological change. Numerous other blockchain platforms, tokens, and cryptocurrencies compete with BNB Chain and BNB for users, developers, and market share. The emergence of superior technology, more popular platforms, or changes in developer or user preferences could render BNB or the BNB Chain ecosystem less competitive or obsolete, materially reducing demand for and the value of our BNB holdings.

Our BNB holdings may face unique liquidity challenges or devaluation due to concentration or market perception. Liquidity constraints may prevent us from converting BNB holdings into fiat currency or stable value when needed, or without significant losses.

If we become a significant holder of BNB, our attempts to sell large quantities could materially exceed market depth at desired prices, especially during periods of stress, forcing us to accept significant discounts. Furthermore, market perception of our holdings as a potential overhang or association with Binance-related risks could independently exert downward pressure on BNB’s price, adversely affecting the value of our entire reserve position.

Our ability to convert BNB holdings into liquid assets may be constrained. BNB markets may lack sufficient depth to execute large transactions without significantly impacting its price. Exchange failures, trading suspensions, withdrawal restrictions, or operational disruptions at major trading platforms could impede our ability to liquidate BNB promptly or at desired prices. Inability to access or liquidate our BNB reserves at necessary times, or only at distressed prices, may materially impair our treasury management and ability to fund operations.

Technical flaws, security breaches, or failures within the BNB blockchain ecosystem could impair the utility value of our BNB holdings.

The BNB token operates on blockchain technology and networks, including the BNB Chain, which may contain undetected bugs, vulnerabilities, or experience operational disruptions. A significant security breach, network failure, consensus mechanism flaw, or successful attack targeting the BNB Chain or associated infrastructure could compromise the integrity of the network, disrupt transactions, or lead to loss of tokens, materially diminishing the value or usability of our BNB holdings.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.      EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report on Form 10-Q. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation, including Certificate of Designation of Designations of Series B Convertible Preferred Stock of Windtree.	Incorporated by reference to Exhibit 3.1 to Windtree's Registration Statement on Form S-1, as filed with the SEC on May 9, 2024.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to Windtree’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 11, 2022.

3.3	Certificate of Designations of Series C Convertible Preferred Stock.	Incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 22, 2024.

3.4	Certificate of Amendment filed with the Delaware Secretary of State on February 14, 2025.	Incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on February 18, 2025.

3.5	Certificate of Designation for Series D Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 30, 2025.

4.1	Form of Conversion Notice for Series C Convertible Preferred Stock.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on January 27, 2025.

4.2	Form of Senior Secured Note due in 2026.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on March 24, 2025.

4.3	Form of 20% OID Senior Secured Promissory Note.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 10, 2025.

4.4	Form of Convertible Note issued to DFU, LLC on June 5, 2025.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

4.5	Form of Convertible Note issued on June 9, 2025.	Incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

4.6	Form of Common Stock Purchase Warrant issued to DFU, LLC on June 5, 2025.	Incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

4.7	Form of Common Stock Purchase Warrant issued on June 9, 2025.	Incorporated by reference to Exhibit 4.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

4.8	Form of Senior Note issued to Standard Waste Services, LLC on June 5, 2025.	Incorporated by reference to Exhibit 4.5 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

4.9	Form of Convertible Note issued on June 24, 2025.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 27, 2025.

4.10	Form of Common Stock Purchase Warrant issued on June 24, 2025.	Incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 27, 2025.

4.11	Form of Convertible Note issued on June 27, 2025.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

4.12	Form of Common Stock Purchase Warrant issued on June 27, 2025.	Incorporated by reference to Exhibit 4.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

4.13	Form of Convertible Note issued on July 2, 2025.	Incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

4.14	Form of Common Stock Purchase Warrant issued on July 2, 2025.	Incorporated by reference to Exhibit 4.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

4.15	Form of Convertible Promissory Note by and between the Company and the Purchaser, dated as of July 23, 2025.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 24, 2025.

10.1	Amendment No. 1 to License and Supply Agreement, by and between Windtree and Evofem Biosciences, Inc., dated as of March 28, 2025.	Incorporated by reference to Exhibit 10.77 to Windtree’s Annual Report on Form 10-K, as filed on April 15, 2025.

10.2	Form of Securities Purchase Agreement.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 30, 2025.

10.3	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on April 30, 2025.

10.4	Form of Assignment and Conditional Assumption Agreement.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025.

10.5	Purchase Agreement.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025.

10.6	First Amendment to Purchase Agreement.	Incorporated by reference to Exhibit 10.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025.

10.7	Second Amendment to Purchase Agreement.	Incorporated by reference to Exhibit 10.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on May 1, 2025.

10.8	Form of Note Purchase Agreement date June 5, 2025.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

10.9	Form of Note Purchase Agreement date June 9, 2025.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

10.10	Form of Note Purchase Agreement dated June 24, 2025.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 27, 2025.

10.11	Form of Note Purchase Agreement dated June 27, 2025.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

10.12	Form of Note Purchase Agreement dated July 2, 2025.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

10.13	Form of Securities Purchase Agreement, dated as of July 16, 2025.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2025.

10.14	Form of Common Stock Purchase Agreement, dated as of July 23, 2025, by and between Windtree Therapeutics, Inc. and the Purchaser.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 24, 2025.

10.15	Form of Registration Rights Agreement, dated as of July 23, 2025, by and between Windtree Therapeutics, Inc. and the Purchaser.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 24, 2025.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	Non-binding Letter of Intent entered into on June 7, 2025	Incorporated by reference to Exhibit 99.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

99.2	Letter of Intent entered into with Titan Environmental Services, Inc. on June 6, 2025	Incorporated by reference to Exhibit 99.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on June 11, 2025.

101.1	The following condensed consolidated financial statements from Windtree Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024, (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2025 and June 30, 2024, (iii) Statements of Cash Flows (unaudited) for the six months ended June 30, 2025 and June 30, 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: August 19, 2025	By: /s/ Jed Latkin
Jed Latkin
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)