Form 10-Q
period 2025-09-30
WINDTREE THERAPEUTICS INC /DE/
filed 2025-11-19
CIK 946486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-39290

WINDTREE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3171943 (I.R.S. Employer Identification No.)
2600 Kelly Road, Suite 100 Warrington, Pennsylvania (Address of principal executive offices)	18976-3622 (Zip Code)

Registrant’s telephone number, including area code: (215) 488-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	WINT	OTCID

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

As of November 14, 2025, there were 33,708,784 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	4

	CONDENSED CONSOLIDATED BALANCE SHEETS	4
	As of September 30, 2025 (unaudited) and December 31, 2024

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)	5
	For the Three and Nine Months Ended September 30, 2025 and 2024

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (unaudited) For the Three and Nine Months Ended September 30, 2025 and 2024	6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	8
	For the Nine Months Ended September 30, 2025 and 2024

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	51

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of such risks and uncertainties, which potentially could have a material adverse effect on our development programs, business and/or operations, include, but are not limited to the following:

●	our estimates regarding future results of operations, financial position, research and development costs, capital requirements, and our needs for additional financing;
●	how long we can continue to fund our operations with our existing cash and cash equivalents;
●	the impact of the delisting of our Common Stock from the Nasdaq Stock Market ("Nasdaq");
●	changes in market conditions, general economic conditions, and the banking sector, and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all;
●	the potential impairment of our intangible assets on our condensed consolidated balance sheet, which could lead to material impairment charges in the future;
●	our ability to repay indebtedness;
●

potential delays and uncertainties in our anticipated timelines and milestones and additional costs associated with the impact of the evolving events in the Israel-Gaza region, the ongoing military conflict between Russian and Ukraine, and trade and political tensions between the United States and the People’s Republic of China on our clinical trial operations;

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

●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations, including interest rates, inflationary pressures, capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions; and
●	our ability to successfully implement our new business strategy to generate revenue through acquisitions of small companies and their FDA-approved products; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q in conjunction with Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, to better understand the significant risks and uncertainties inherent in our business and underlying any forward-looking statements.

Trademark Notice

AEROSURF®, AFECTAIR®, SURFAXIN®, SURFAXIN LS™, WINDTREE THERAPEUTICS® (logo), WINDTREE THERAPEUTICS™, and WINDTREE™ are registered and common law trademarks of Windtree Therapeutics, Inc. (Warrington, PA).

ITEM 1.      Financial Statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204	$1,779
Prepaid expenses and other current assets	1,198	795
Note receivable, net	5,803	-
Total current assets	7,205	2,574

Property and equipment, net	61	111
Restricted cash	10	9
Operating lease right-of-use assets	707	1,051
Intangible assets	8,000	24,130
Total assets	$15,983	$27,875

LIABILITIES, MEZZANINE EQUITY & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,651	$1,879
Accrued expenses	2,007	1,706
Operating lease liabilities - current portion	544	508
Convertible notes payable	2,590	-
ELOC commitment note payable	9,443	328
Derivative liability - ELOC commitment note	5,089	299
Common stock warrant liability	2	305
Loans payable	111	333
Other current liabilities	464	359
Total current liabilities	21,901	5,717

Operating lease liabilities - non-current portion	240	653
Other liabilities	3,800	3,800
Deferred tax liabilities	1,643	4,528
Total liabilities	27,584	14,698

Mezzanine equity:
Series B redeemable preferred stock, $0.001 par value; 5,500 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Series C redeemable preferred stock, $0.001 par value; 18,820 shares authorized; 6 and 11,757 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	3,181
Series D redeemable preferred stock, $0.001 par value; 5,000 shares authorized; 4 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5	-
Total mezzanine equity	9	3,181

Stockholders’ equity:
Preferred stock, $0.001 par value; 4,970,680 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,634,221 and 256,397 shares issued and 33,634,220 and 256,396 shares outstanding at September 30, 2025 and December 31, 2024, respectively	34	-
Additional paid-in capital	880,781	859,660
Accumulated deficit	(889,371)	(846,610)
Treasury stock (at cost); 1 share	(3,054)	(3,054)
Total stockholders’ equity	(11,610)	9,996
Total liabilities, mezzanine equity & stockholders’ equity	$15,983	$27,875

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Expenses:
Research and development	$1,897	$1,968	$6,349	$14,084
General and administrative	1,855	2,773	5,477	6,514
Impairment of intangible assets	16,130	-	16,130	-
Total operating expenses	19,882	4,741	27,956	20,598
Operating loss	(19,882)	(4,741)	(27,956)	(20,598)

Other income (expense):
Loss on debt issuances	(14,965)	-	(22,402)	-
Gain on debt extinguishment, net	-	71	52	14,591
Loss on deposit settlement	(650)	-	(650)	-
Change in fair value of convertible notes payable	2,684	-	3,473	-
Change in fair value of common stock warrant liability	50	2,166	292	2,166
Change in fair value of derivative liabilities	613	-	801	33
Interest income	758	12	963	62
Interest expense	(328)	(51)	(427)	(174)
Other income (expense), net	204	(446)	(338)	(563)
Total other (expense) income, net	(11,634)	1,752	(18,236)	16,115

Loss before income taxes	(31,516)	(2,989)	(46,192)	(4,483)
Income tax benefit (expense)	3,431	240	3,431	(71)
Net loss	$(28,085)	$(2,749)	$(42,761)	$(4,554)
Extinguishment of Series B preferred stock	-	572	-	572
Dividends on Series C preferred stock	(650)	(1,573)	(5,789)	(1,573)
Dividends on Series D preferred stock	(203)	-	(340)	-
Dividends on warrants	-	-	(9)	-
Net loss attributable to common stockholders	$(28,938)	$(3,750)	$(48,899)	$(5,555)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.08)	$(211.38)	$(4.46)	$(431.89)

Weighted average number of common shares outstanding
Basic and diluted	26,675,559	17,740	10,974,186	12,862

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

(Unaudited)

(in thousands)

	Mezzanine Equity							Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock			Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2023	-	$-	-	$-	-	$-	$-	7	$-	$851,268	$(844,823)	-	$(3,054)	$3,391
Net income	-	-	-	-	-	-	-	-	-	-	10,219	-	-	10,219
Issuance of common stock, ATM Program, net of issuance costs of $44	-	-	-	-	-	-	-	3	1	1,366	-	-	-	1,367
Issuance of common stock, equity consideration in debt extinguishment	-	-	-	-	-	-	-		-	280	-	-	-	280
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	164	-	-	-	164
Balance - March 31, 2024	-	$-	-	$-	-	$-	$-	10	$1	$853,078	$(834,604)	-	$(3,054)	$15,421
Net loss	-	-	-	-	-	-	-	-	-	-	(12,024)	-	-	(12,024)
Issuance of preferred stock, net of issuance costs of $68	6	6,954	-	-	-	-	6,954	-	-	-	-	-	-	-
Reverse split adjustments - fractional share round ups	-	-	-	-	-	-	-	2	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	97	-	-	-	97
Balance - June 30, 2024	6	$6,954	-	$-	-	$-	$6,954	12	$1	$853,175	$(846,628)	-	$(3,054)	$3,494
Net loss	-	-	-	-	-	-	-	-	-	-	(2,750)	-	-	(2,750)
ELOC sales, net of issuance costs of $156	-	-	-	-	-	-	-	29	-	4,371	-	-	-	4,371
Exchange of Series B preferred stock	(6)	(6,954)	9	992	-	-	(5,962)	-	-	-	572	-	-	572
Issuance of Series C preferred stock for cash proceeds, net of issuance costs of $172	-	-	6	557	-	-	557	-	-	-	-	-	-	-
Issuance of Series C preferred stock to extinguish debt	-	-	3	344	-	-	344	-	-	-	-	-	-	-
Issuance of Series C preferred stock as consideration for services	-	-	-	24	-	-	24	-	-	-	-	-	-	-
Conversions of Series C preferred stock	-	-	(1)	(154)	-	-	(154)	6	-	209	-	-	-	209
Redemptions of Series C preferred stock	-	-	(1)	(74)	-	-	(74)	-	-	(772)	-	-	-	(772)
Deemed dividends on Series C preferred stock	-	-	-	454	-	-	454	-	-	(454)	-	-	-	(454)
Deemed cash dividends on Series C preferred stock	-	-	-	-	-	-	-	-	-	(347)	-	-	-	(347)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	86	-	-	-	86
Balance - September 30, 2024	1	$-	16	$2,142	-	$-	$2,142	47	$1	$856,268	$(848,806)	-	$(3,054)	$4,409

	Mezzanine Equity							Stockholders’ Equity
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock			Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance - December 31, 2024	-	$-	12	$3,181	-	$-	$3,181	256	$-	$859,660	$(846,610)	-	$(3,054)	$9,996
Net loss	-	-	-	-	-	-	-	-	-	-	(4,045)	-	-	(4,045)
Series C preferred stock conversions	-	-	(9)	(2,815)	-	-	(2,815)	3,046	3	2,860	-	-	-	2,863
Series C preferred stock redemptions	-	-	-	(110)	-	-	(110)	-	-	(373)	-	-	-	(373)
Deemed dividends on Series C preferred stock	-	-	-	782	-	-	782	-	-	(782)	-	-	-	(782)
Cash dividends on Series C preferred stock	-	-	-	-	-	-	-	-	-	(216)	-	-	-	(216)
Issuance of common stock, ELOC	-	-	-	-	-	-	-	151	1	1,977	-	-	-	1,978
Issuance of common stock, equity consideration in debt extinguishment	-	-	-	-	-	-	-	57	-	476	-	-	-	476
Exercise of common stock warrants	-	-	-	-	-	-	-	46	-	312	-	-	-	312
Settlement of common stock warrant liability	-	-	-	-	-	-	-	-	-	9	-	-	-	9
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	72	-	-	-	72
Balance - March 31, 2025	-	$-	3	$1,038	-	$-	$1,038	3,556	$4	$863,995	$(850,655)	-	$(3,054)	$10,290
Net loss	-	-	-	-	-	-	-	-	-	-	(10,631)	-	-	(10,631)
Series C preferred stock conversions	-	-	(2)	(1,322)	-	-	(1,322)	5,009	5	4,818	-	-	-	4,823
Deemed dividends on Series C preferred stock	-	-	-	640	-	-	640	-	-	(4,084)	-	-	-	(4,084)
Deemed dividends on warrants	-	-	-	-	-	-	-	-	-	(9)	-	-	-	(9)
Cash dividends on Series C preferred stock	-	-	-	-	-	-	-	-	-	(57)	-	-	-	(57)
Issuance of Series D preferred stock, net of issuance costs	-	-	-	-	4	2,813	2,813	-	-	-	-	-	-	-
Issuance of June 2025 warrants	-	-	-	-	-	-	-	-	-	2,930	-	-	-	2,930
Deemed dividends on Series D preferred stock	-	-	-	-	-	74	74	-	-	(74)	-	-	-	(74)
Cash dividends on Series D preferred stock	-	-	-	-	-	-	-	-	-	(63)	-	-	-	(63)
Issuance of common stock, ELOC	-	-	-	-	-	-	-	650	-	423	-	-	-	423
Exercise of common stock warrants	-	-	-	-	-	-	-	33	-	15	-	-	-	15
Settlement of common stock warrant liability	-	-	-	-	-	-	-	-	-	11	-	-	-	11
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	32	-	-	-	32
Balance - June 30, 2025	-	$-	1	$356	4	$2,887	$3,243	9,248	$9	$867,937	$(861,286)	-	$(3,054)	$3,606
Net income	-	-	-	-	-	-	-	-	-	-	(28,085)	-	-	(28,085)
Series C preferred stock conversions	-	-	(1)	(349)	-	-	(349)	1,802	2	978	-	-	-	980
Series C preferred stock redemptions	-	-	(0)	(19)	-	-	(19)	-	-	(15)	-	-	-	(15)
Series D preferred stock conversions	-	-	-	-	(0)	(202)	(202)	689	1	297	-	-	-	298
Series D preferred stock redemptions	-	-	-	-	(3)	(2,761)	(2,761)	-	-	(1,410)	-	-	-	(1,410)
Deemed dividends on Series C preferred stock	-	-	-	16	-	-	16	-	-	(647)	-	-	-	(647)
Cash dividends on Series C preferred stock	-	-	-	-	-	-	-	-	-	(3)	-	-	-	(3)
Deemed dividends on Series D preferred stock	-	-	-	-	-	81	81	-	-	(171)	-	-	-	(171)
Cash dividends on Series D preferred stock	-	-	-	-	-	-	-	-	-	(32)	-	-	-	(32)
Issuance of Common stock, note conversions	-	-	-	-	-	-	-	704	1	376	-	-	-	377
ELOC sales, net of issuance costs	-	-	-	-	-	-	-	21,118	21	13,427	-	-	-	13,448
Exercise of common stock warrants	-	-	-	-	-	-	-	73	0	25	-	-	-	26
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	17	-	-	-	17
Balance - September 30, 2025	-	$-	0	$4	0	$5	$9	33,634	$34	$880,781	$(889,371)	-	$(3,054)	$(11,610)

See notes to condensed consolidated financial statements

WINDTREE THERAPEUTICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(42,761)	$(4,554)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expenses in connection with the Varian asset acquisition	-	7,419
Depreciation and amortization	394	66
Stock-based compensation	121	434
Non-cash lease expense	-	311
Accretion of discount on senior note receivable	(952)	-
Amortization of debt discount and debt issuance costs	179	86
Non-cash expense related to equity consideration for services	-	189
Loss on ELOC commitment note and derivative liability	14,965	590
Loss on impairment of intangible assets	16,130	-
Loss on sale and disposal of property and equipment	-	-
Loss on settlement of deposit	650	-
Loss on debt issuances	7,437	-
Gain on debt extinguishment	(52)	(14,591)
Deferred income tax benefit	(3,226)	-
Unrealized loss (gain) on foreign exchange rate changes	376	(180)
Change in fair value of convertible notes	(3,473)	-
Change in fair value of derivative liabilities	(801)	(33)
Change in fair value of senior secured notes	-	150
Change in fair value of warrant liability	(292)	(2,166)
Changes in assets and liabilities:
Prepaid expenses and other current assets	527	(11)
Accounts payable	(228)	1,245
Accrued expenses	122	48
Operating lease liabilities	(377)	(345)
Other current liabilities	(174)	(375)
Net cash used in operating activities	(11,436)	(11,717)

Cash flows from investing activities:
Issuance of senior note	(4,572)	-
Deposit	(1,400)	-
Proceeds from sale of property and equipment	-	-
Purchase of property and equipment	-	(12)
Net cash used in investing activities	(5,972)	(12)

Cash flows from financing activities:
Proceeds from convertible notes	4,303	-
Proceeds from private placement of Series D preferred stock, net of issuance costs	2,813	-
Proceeds from ELOC Purchase Agreement, net of issuance costs	15,849	4,371
Proceeds from private placements, net of issuance costs	-	3,925
Proceeds from senior secured notes payable	500	-
Proceeds from exercise of common stock warrants	353	-
Principal payments on senior secured notes payable	(600)	-
Principal payments on loans payable	(407)	(344)
Redemptions of Series C preferred stock	(517)	(847)
Cash dividend payments on Series C preferred stock	(90)	(347)
Redemptions of Series D preferred stock	(4,171)	-
Proceeds from ATM Program, net of issuance costs	-	1,367
Proceeds from senior convertible notes payable, net of issuance costs	-	1,312
Principal payments on senior convertible notes payable	(2,200)	(150)
Proceeds from senior secured and unsecured notes, net of issuance costs	-	550
Issuance costs related to Series B Preferred Stock	-	(68)
Payments on debt extinguishment	-	(200)
Net cash provided by financing activities	15,833	9,569
Net decrease in cash, cash equivalents, and restricted cash	(1,574)	(2,160)
Cash, cash equivalents, and restricted cash - beginning of period	1,788	4,469
Cash, cash equivalents, and restricted cash - end of period	$214	$2,309

Supplementary disclosure of non-cash activity:
Private placement proceeds allocated to common stock warrant liability	$-	$3,331
Non-cash issuance costs allocated to Series C preferred stock	-	37
Conversions of Series C preferred stock	8,667	-
Deemed dividends on Series C preferred stock	5,513	-
Deemed dividends on Series D preferred stock	298	-
Deemed dividends on warrants	9	-
Cash dividends payable	141	-
Cash dividends converted into common stock	105	-
Issuance of common stock, note conversions	377	-
Fair value upon issuance of common stock warrant liability	-	10,787
Fair value upon issuance of convertible notes	8,566	-
Fair value upon issuance of June 2025 warrants	2,930	-
Fair value of common stock consideration related to ELOC commitment note extinguishment	476	-
Fair value upon issuance of March 2025 senior secured notes	374	-
Settlement of common stock warrant liability	20	-
Fair value of Series B Preferred Stock issued in connection with the Varian asset acquisition	-	7,022
Fair value upon issuance of derivative liability related to senior convertible notes payable	-	458
Fair value upon issuance of derivative liability related to ELOC commitment note	-	284
Fair value of common stock consideration related to debt extinguishment	-	280
Prepayment of insurance through third-party financing	-	555

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – The Company and Description of Business

We are a diversified company focused on seeking partnerships and becoming a revenue-generating company through various initiatives. We became the manufacturing sourcing agent for Evofem’s FDA-approved product Phexxi® in March 2025 and signed the manufacturing deal with Zhoake (Hong Kong) Ophthalmology Pharmaceutical Limited in June 2025 to produce the approved product at lower cost.

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

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock. A planned interim analysis review of the data from the first 20 subjects occurred in July 2025. The review of the preliminary interim data suggests that the responses to istaroxime in SCAI Stage C patients, many of whom were also treated with currently available inotropes and vasopressors, is similar to that seen in our previous clinical trials. Because our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities we have decided to terminate the SEISMiC C clinical trial and pursue further development with istaroxime in the much larger market of less severe patients with acute decompensated heart failure with our licensing partner, Lee’s Pharmaceutical (HK) Ltd., who is planning a global phase 3 study in that indication.

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

On August 19, 2025, we were notified by Nasdaq that as a result of the Company’s previously disclosed noncompliance with Nasdaq Listing Rule 5550(a)(2), Nasdaq has determined to delist our common stock from the Nasdaq Capital Market. We began trading publicly on the over-the-counter market (“OTCID”) on August 22, 2025, under our existing symbol “WINT.”

In  January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while the Company continues to seek partnership to progress its cardiovascular and oncology development pipeline. The Company will seek acquisition targets to achieve the Company’s new corporate strategy. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries utilizing equity and debt. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

On July 16, 2025, we announced our agreement to launch of a crypto treasury strategy utilizing the native token of the BNB chain commonly referred to as “BNB,” including a $60 million securities purchase agreement led by Build and Build, Corp. with the potential for up $200 million of total subscriptions. However, management made the decision to not move forward with this strategy in August 2025.

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

Note 2 – Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information in accordance with the instructions to Form 10-Q and include accounts of Windtree Therapeutics, Inc. and its wholly owned subsidiaries. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements. There have been no changes to our significant accounting policies since December 31, 2024. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

With the exception of certain non-recurring items such as gain on debt extinguishment or change in fair value of financial instruments, we have incurred net losses since inception. Our net loss was $28.1 million and $42.8 million, respectively, for the three and nine months ended September 30, 2025. Our net loss was $2.7 million and $4.6 million, respectively, for the three and nine months ended September 30, 2024. We expect to continue to incur operating losses for at least the next several years. As of September 30, 2025, we had an accumulated deficit of $889.4 million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In July 2025, we entered into a Common Stock Purchase Agreement, or the 2025 ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $500 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  On October 23, 2025, we and Seven Knots entered into an amendment, or the ELOC Amendment, to the 2025 ELOC Purchase Agreement, pursuant to which the parties agreed to, among other things, expand the definition of “Eligible Market” to include over-the-counter markets, including The OTCID Basic Market. On October 24, 2025, pursuant to the 2025 ELOC Purchase Agreement, we filed a Form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission (the “SEC”)  registering up to 555,555,556 shares of common stock under the 2025 ELOC Purchase Agreement and (ii) up to 166,687,215 shares of common stock, issuable upon the conversion of the outstanding unpaid principal balance, together with all accrued and unpaid interest, if any, of the convertible promissory note, issued to Seven Knots as consideration for it entering into the 2025 ELOC Purchase Agreement.

In June 2024, we entered into a Common Stock Purchase Agreement, or the 2024 ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  For the three months ended September 30, 2025, we sold 21.1 million shares of Common Stock under the 2024 ELOC Purchase Agreement for net proceeds of $13.4 million.

As of September 30, 2025, we had cash and cash equivalents of $0.2 million and current liabilities of $21.9 million. During July and August 2025, we sold 21.1 million shares of common stock for net proceeds of $13.4 million following mandatory redemption payments on our preferred stock (See the section titled, “Note 15 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details). We believe that we have sufficient resources available to fund our business operations through December 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

When testing our indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets as of December 1, 2025, we elect to perform a quantitative assessment.

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

In accordance with applicable accounting standards, we are required to review intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. During the third quarter of 2025, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, and subsequent delisting from Nasdaq and the strategic decision to cease internal commercialization efforts for ISTA suggested that the fair value of our intangible asset related to istaroxime was more likely than not less than its carrying value. As a result, we performed the required interim asset  impairment test consistent with the methodology described above. Based on the quantitative tests performed, we recorded losses on impairment of long-lived intangible assets  of $16.1 million within operating expenses in our consolidated statements of operations during the three months ended September 30, 2025.

The closing share price of our common stock, on a split-adjusted basis, has continued to decline subsequent to the end of 2022. If our share price continues to decline, we may be at risk for future impairment to identifiable intangible assets in the near term.

The following table represents identifiable intangible assets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024

Istaroxime drug candidate	$6,210	$22,340
Rostafuroxin drug candidate	1,790	1,790
Intangible assets	$8,000	$24,130

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

Foreign Currency Transactions

The functional currency for our foreign subsidiaries is the U.S. Dollar. We remeasure monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from the remeasurement of foreign currency transactions are recognized in other (expense) income, net. Foreign currency transactions resulted in a net gain of approximately $0.2 million and $0.1 million for the three-month periods ended September 30, 2025 and 2024, respectively. Foreign currency transactions resulted in a net loss of approximately $0.4 million and a net gain of $0.2 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including intangible assets and fair value of certain debt and equity instruments, at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

As of September 30, 2025 and 2024, the number of shares of common stock potentially issuable upon the exercise of certain stock options and warrants, the vesting of restricted stock units, and the conversion of preferred stock and convertible notes payable was 23.8 million and 0.4 million shares, respectively. For the three and nine months ended September 30, 2025 and 2024, all potentially dilutive securities were anti-dilutive and therefore have been excluded from the computation of diluted weighted-average shares of common stock outstanding.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value on a Recurring Basis

The tables below categorize assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value	Fair value measurement using
	September 30,
(in thousands)	2025	Level 1	Level 2	Level 3

Assets:
Money market funds	$57	$57	$-	$-
Total Assets	$57	$57	$-	$-

Liabilities:
Convertible notes payable	$(2,590)	$-	$-	$(2,590)
Derivative liability - ELOC commitment note	(5,089)			(5,089)
Common stock warrant liability	(2)	-	-	(2)
Total Liabilities	$(7,681)	$-	$-	$(7,681)

	Fair Value	Fair value measurement using
	December 31,
(in thousands)	2024	Level 1	Level 2	Level 3

Assets:
Money market funds	$598	$598	$-	$-
Total Assets	$598	$598	$-	$-

Liabilities:
Derivative liability - ELOC commitment note	$(299)	$-	$-	$(299)
Common stock warrant liability	(305)	-	-	(305)
Total Liabilities	$(604)	$-	$-	$(604)

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

The fair value of the convertible notes payable is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the convertible notes payable:

Nine Months Ended September 30, 2025
Issuance of convertible notes payable	8,566
Principal payments	(2,200)
Change in fair value	(3,776)
Balance at September 30, 2025	$2,590

In determining the initial fair value of the convertible notes payable at their respective issuance dates as well as for the subsequent remeasurement at September 30, 2025, we used a Black Scholes pricing model.  The following table provides a summary of the significant inputs used in these valuations:

	June 5, 2025 Issuance Date	September 30, 2025
Fair value of underlying equity	$0.59	$0.07
Conversion price	$0.59	$0.59
Volatility	198.8%	244.4%
Risk-free interest rate	4.1%	3.8%
Expected term (in years)	1.0	0.9
Discounting factor	0.842	0.899

The fair value of the common stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the common stock warrant liability:

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$305
Change in fair value	(292)
Settlement of common stock warrant liability	(20)
Deemed dividend	9
Balance at September 30, 2025	$2

In determining the initial fair value of the common stock warrants at their respective issuance dates as well as for the subsequent remeasurement at September 30, 2025, we used a Black Scholes pricing model.  For the measurement at December 31, 2024, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

	September 30, 2025	December 31, 2024
Fair value of underlying equity	$0.07	$0.35
Exercise price	$0.30	$1.28
Volatility	161.6%	n/a
Risk-free interest rate	3.7%	4.4%
Expected term (in years)	4.3	5.1
Discounting factor	n/a	0.81

The fair value of the derivative liability - ELOC commitment note is also based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The following table provides a summary of the change in the estimated fair value of the derivative liability:

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$299
Change in fair value of June 2024 ELOC commitment note	(188)
Extinguishment of derivative of June 2024 ELOC commitment note	(111)
Initial recognition of derivative liability of July 2025 ELOC commitment note	5,702
Change in fair value of July 2025 ELOC commitment note	(613)
Balance at September 30, 2025	$5,089

In determining the initial fair value of the derivative liability and for the subsequent measurement at September 30, 2025, we used a Monte Carlo simulation.  The following table provides a summary of the significant inputs used in these valuations:

September 30, 2025
Fair value of underlying equity	$0.32-$0.35
Volatility	240.2%-252.0%
Risk-free interest rate	4.2%
Conversion price discount	20.0%
Discounting period (in years)	0.5
Discount rate	9.1%
Discounting factor	0.96

Fair Value on a Non-Recurring Basis

Certain of our assets were measured at fair value on a non-recurring basis during the nine months ended September 30, 2025 and during the year ended December 31, 2024. The IPR&D intangible asset related to our rostafuroxin drug candidate was recorded at its estimated fair value as a result of the impairment tests performed during 2024. There was no indication of impairment as of September 30, 2025. (See the section titled, “Note 4 – Summary of Significant Accounting Policies – Intangible Assets”). The table below categorizes assets measured at fair value on a non-recurring basis for the periods presented:

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

Note 6 - Note Receivable, Net

On June 5, 2025, the Company issued a senior note to Standard Waste Services, LLC, or Standard Waste, in the principal amount of $6.6 million, or the Standard Waste Note, with an original issue discount, or OID, of $2.0 million. The Standard Waste Note matures on the earlier of (i) January 15, 2026 and (ii) the initial time of our consummation of the acquisition of all of the issued and outstanding equity of Titan Environmental Services, Inc., or Titan and does not accrue interest. The Standard Waste Note has been initially recorded at its fair value of $4.8 million representing the original principal less the OID.  The OID is being accreted to interest income using the interest method.  Accretion for the three and nine months ended September 30, 2025 was $0.8 and $1.0 million, respectively.

During the quarter ended September 30, 2025, the Company made the decision to not pursue the acquisition of Titan.

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

On April 30, 2025 WINT LLC advanced $1.4 million, or the Advance, to TBB CPD to be held as part of the earnest money due under the Purchase Agreement. On  June 24, 2025, TBB CPD provided a notice of termination with respect to the Purchase Agreement to the Company. The notice of termination demanded the $3 million in earnest money held by the escrow agent for the transaction, of which $1.4 million was paid by the Company with the remainder by Way Maker, be released to TPP CPD. The Company had disputed TPP CPD’s entitlement to the $3 million in earnest money.

On September 30, 2025, WINT LLC and TBB CPD entered into a Settlement and Mutual Release Agreement which instructs the Escrow Holder to release $0.8 million of the Earnest Money to WINT LLC and to release the remaining earnest money to TBB CPD. In addition, the parties agree that the Purchase Agreement is validly terminated and WINT has no rights with regard to the Property along with a mutual release of claims as defined in the Agreement. The $0.8 million is included in prepaid and other current assets at September 30, 2025 and was disbursed by the Escrow Holder and received by the Company in October 2025.

Note 8 - Convertible Notes Payable

On July 2, 2025, we entered into note purchase agreements (the “July Note Purchase Agreements”) with two purchasers (the “July Purchasers,” and each a “July Purchaser”) who are also a holders of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable. Pursuant to the July Note Purchase Agreements, we issued two Convertible Promissory Notes to the July Purchasers, each in a principal amount of $40,698 for a purchase price of $35,000 (collectively, the “July Promissory Notes”). The Note Purchase Agreements accrue interest at 14% per annum and have a 12-month maturity date. The June and July Promissory Notes may be converted to shares of our common stock at a conversion price of $0.587 per share.

Pursuant to the June and July Note Purchase Agreements, each of the June Purchasers and July Purchasers warrants to purchase shares of our common stock in an amount equal to 25% of the purchase price paid by each investor (the “Note Warrants” and each a “Note Warrant”). One June Purchaser received a Note Warrant for $20,833 worth of shares of our common stock, and the other June Purchasers received Note Warrants for $12,500 worth of shares of our common stock. Both July Purchasers received Note Warrants for $8,750 worth of shares of our common stock. All Note Warrants have an exercise price of $0.587 per share of our common stock. Because the Note Warrants entitle the holder to a number of shares based on a share value, the number of shares issuable upon exercise of a Note Warrant will change if the exercise price is adjusted.

The June and July Promissory Notes and the Note Warrants were sold in reliance upon an exemption from the registration requirement of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder. We received gross proceeds of $253,333 from the sale of the June and July Promissory Notes and Note Warrants, before deducting offering expenses. The proceeds of the June and July Promissory Notes were used to fund operational expenses of the Company, including the funding of a loan to Standard Waste.

On each of June 9, June 24, and June 27, 2025, we entered into several note purchase agreements, or the Additional June 2025 Note Purchase Agreements, pursuant to which we issued convertible promissory notes, or the Additional June 2025 Convertible Notes, to investors, each an Additional  June 2025 Purchaser and together the Additional June 2025 Purchasers, in the principal amount of $1.3 million and warrants to purchase common stock of the Company, or the Additional  June 2025 Warrants. We received gross and net proceeds of $1.1 million from the sale of the Additional June 2025 Convertible Notes and Additional June 2025 Warrants, or the Additional June 2025 Note Financing. The Additional June 2025 Note Purchase Agreements provide that all proceeds from the Additional June 2025 Notes were used for operational expenses and to provide additional funding to Standard Waste.

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

We elected to apply the fair value option for all of the June 2025 Notes and June 2025 Warrants as of their issuance date.  The fair value of the June 2025 Notes on the dates of issuance was $8.6 million and the fair value as of September 30, 2025 was $2.6 million. Accordingly, a fair value adjustment of $2.7 million and $3.5 million is reflected in other income (expense) for the three and nine months ended September 30, 2025.  The fair value of the June 2025 Warrants on the dates of issuance was $2.9 million. The June 2025 Warrants are considered permanent equity and do not need to be remeasured. Given the fair value at issuance of the June 2025 Notes and June 2025 Warrants was in excess of the cash proceeds received, we incurred a loss on debt issuance of $7.3 million related to the June 2025 Notes and the June 2025 Warrants for the three and nine months ended September 30, 2025.

On June 5, 2025, we entered into a note purchase agreement, or the First June 2025 Purchase Agreement, pursuant to which we issued a convertible promissory note, or the First June 2025 Convertible Note, to an investor, the First  June 2025 Purchaser, in the principal amount of $3.6 million and a warrant to purchase common stock of the Company, or the First June 2025 Warrant. We received gross and net proceeds of $3.1 million from the sale of the First June 2025 Convertible Note and First June 2025 Warrant, or the First June 2025 Note Financing. On August 26, 2025, the Company made a principal payment of $2.2 million against the June 5, 2025 note.

In July 2025, holders of the June 5 and June 9 notes converted $0.4 million of the Convertible Notes into 0.7 million shares of common stock at a par value of $0.001.

On August 19, 2025, we were notified by Nasdaq that as a result of the Company’s previously disclosed noncompliance with Nasdaq Listing Rule 5550(a)(2), Nasdaq has determined to delist our common stock from the Nasdaq Capital Market and, accordingly, suspended trading in our common stock effective at the open of trading on August 21, 2025.  The delisting of our common stock from Nasdaq constitutes a technical “event of default” for the following securities:

●	June 5, 2025 senior unsecured convertible promissory note issued to DFU, LLC with the principal amount of $3,600,000.

●	June 9, 2025 senior unsecured convertible notes issued to each of Keystone Capital Partners, LLC and Seven Knots, LLC in the principal amount of $232,550.

●	June 9, 2025 senior unsecured convertible notes issued to C/M Capital Master Fund LP in the principal amount of $116,280.

●	June 9, 2025 senior unsecured convertible notes issued to WVP Emerging Manager Onshore Fund in the principal amount of $348,837.

●	June 24, 2025 senior unsecured convertible promissory note issued to certain purchasers for the aggregate purchase price of $100,000.

●

June 27, 2025 Convertible Promissory Notes to Purchasers in the principal amount of $58,140 for a purchase price of $50,000 and issued the other June Purchaser a Convertible Promissory Note in the principal amount of $96,899 for a purchase price of $83,333.

●	July 2, 2025 Convertible Promissory Notes to the July Purchasers, each in a principal amount of $40,698 for a purchase price of $35,000; and

●	July 23, 2025 convertible promissory note issued to Seven Knots as consideration for it entering into the 2025 ELOC Purchase Agreement for the principal amount of $10,000,000

Note 9 – ELOC Commitment Note Payable

July 2025 Commitment Note Payable

In July 2025, we entered into a common stock purchase agreement, or the 2025 ELOC Purchase Agreement, establishing an ELOC for the right to sell shares of our common stock to the purchaser named therein. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  As consideration for the Purchaser’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the 2025 ELOC Purchase Agreement, concurrently with the execution and delivery of the ELOC Purchase Agreement, we issued a convertible promissory note, or the ELOC Commitment Note, to the Purchaser in the amount of $10,000,000. The 2025 ELOC Commitment Note has a maturity date of April 26, 2026 and bore interest at 5% per annum on a 365-day basis, due and payable on April 26, 2026. The Purchaser, in its sole discretion and upon written notice to us was able to convert all or a portion of the entire unpaid principal balance of the ELOC Commitment Note, together with all accrued and unpaid interest, if any, or the Conversion Amount, into a number of shares of our common stock equal to (x) the Conversion Amount divided by, as of the date of such conversion notice or other date of determination, the lesser of (i) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market on June 26, 2024 and (ii) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market during the 20 trading days immediately preceding the date of such conversion notice, subject to adjustment as provided in the terms of the ELOC Commitment Note.

The ELOC Commitment Note in its entirety had an estimated fair value of $15.0 million at issuance, while the ELOC Commitment Note conversion option was required to be bifurcated as a separate derivative liability upon issuance. As a result, we recorded the fair value of the conversion option feature in the amount of $5.7 million as a derivative liability and $9.3 million as ELOC Commitment Note payable in our condensed consolidated balance sheet. Because there was no consideration paid by the Purchaser in exchange for the ELOC Commitment Note, the entire initial fair value of both instruments was recorded to other expense in the amount of $15.0 million.

The derivative was adjusted to fair value at each reporting period, with the change in the fair value recorded in change in fair value of derivatives, which is a component of other income (expense) in our condensed consolidated statement of operations.  During the three months ended September 30, 2025, we recorded a final fair value measurement of the derivative liability resulting in a $0.6 million change in fair value which was recorded as other income for the three months ended September 30, 2025.

June 2024 Commitment Note Payable

In June 2024, we entered into a common stock purchase agreement, or the 2024 ELOC Purchase Agreement, establishing an ELOC for the right to sell shares of our common stock to the purchaser, or the Purchaser. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  As consideration for the Purchaser’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the 2024 ELOC Purchase Agreement, concurrently with the execution and delivery of the 2024 ELOC Purchase Agreement, we issued a convertible promissory note, or the ELOC Commitment Note, to the Purchaser in the amount of $350,000. The ELOC Commitment Note had a maturity date of June 26, 2025 and bore interest at 5% per annum on a 365-day basis, due and payable on June 26, 2025. The Purchaser, in its sole discretion and upon written notice to us was able to convert all or a portion of the entire unpaid principal balance of the ELOC Commitment Note, together with all accrued and unpaid interest, if any, or the Conversion Amount, into a number of shares of our common stock equal to (x) the Conversion Amount divided by, as of the date of such conversion notice or other date of determination, the lesser of (i) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market on June 26, 2024 and (ii) a 20% discount to the lowest intraday sale price of our common stock as traded on the principal market during the 20 trading days immediately preceding the date of such conversion notice, subject to adjustment as provided in the terms of the ELOC Commitment Note.

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

Certain conversion and redemption features of the  March 2025 Notes and April 2025 Notes would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreements, we elected the fair value option for the  March 2025 Notes and the April 2025 Notes and recorded the loss on debt issuance within the accompanying condensed consolidated statements of operations at the end of each reporting period. The excess of the initial fair value of $374,000 of the  March 2025 Notes over the proceeds received of $250,000 was recorded as loss on debt issuance in the amount of $124,000 during the nine months ended September 30, 2025. Upon the payment of the Payoff Amount, we recorded a gain on debt extinguishment of $74,000 during the three months ended September 30, 2025 related to the difference between the $374,000 fair value of the March 2025 Notes upon issuance and the Payoff Amount of $300,000 for the March 2025 Notes. For the April 2025 Notes, we recognized an initial fair value of $300,000 and recorded a $50,000 loss on debt issuance during the three and nine months ended September 30, 2025 related to the difference between the $250,000 in proceeds received and the $300,000 Payoff Amount for the April 2025 Notes.  Refer to Note 5, “Fair Value Measurements” for additional details regarding the fair value measurement.

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

The July 2024 warrants had an initial fair value of $10.8 million upon issuance and were remeasured to a fair value of $0.3 million as of December 31, 2024. For the three and nine months ended September 30, 2025, the change in the estimated fair value of the July 2024 warrants was $0.1 million and $0.3 million, respectively, and was recorded in the condensed consolidated statement of operations.

Note 12 – Loans Payable

In August 2025, we entered into an insurance premium financing and security agreement with AFCO Direct. Under the agreement, we financed $0.2 million of certain premiums at a 7.97% fixed annual interest rate. Payments of approximately $37,000 are due monthly from August 2025 through December 2025. As of September 30, 2025, the outstanding principal of the loan was $0.1 million. In August 2024, we entered into an insurance premium financing and security agreement with IPFS Corporation. Under the agreement, we financed $0.5 million of certain premiums at a 7.94% fixed annual interest rate. Payments of approximately $56,000 are due monthly from August 2024 through May 2025. As of December 31, 2024, the outstanding principal of the loan was $0.3 million. The balance of the loan was repaid during the second quarter of 2025.

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

The Exchange and Termination Agreement was accounted for as an extinguishment of debt in accordance with ASC Topic 470, Debt – Modifications and Extinguishments, and, as a result, we recognized a $14.6 million non-cash gain on debt extinguishment during the three months ended March 31, 2024 consisting of the difference between the $15.0 million of the extinguished Milestone Payments and the consideration to Deerfield under the Exchange and Termination Agreement, which includes $0.2 million in cash and $0.3 million in fair value of common stock issued to Deerfield.

Note 15 – Mezzanine Equity and Stockholders’ Equity

Securities Purchase Agreements

On July 16, 2025, we entered into a securities purchase agreement (the “Treasury Strategy Securities Purchase Agreement”) with the purchasers named therein (the “Treasury Strategy Purchasers,” and each, a “Treasury Strategy Purchaser”) pursuant to which we agreed to sell and issue to the Treasury Strategy Purchasers in a private placement offering (the “Treasury Strategy Offering”) an aggregate of (i) approximately 60,000 shares of our newly issued Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock,” and such shares issuable upon the conversion of Series E Preferred Stock, the “Treasury Strategy Conversion Shares”) at an offering price of $1,000 per share of Series E Preferred Stock (the “Stated Value”), and (ii) warrants (the “Treasury Strategy Warrants,” and such shares issuable upon exercise of the Treasury Strategy Warrants, the “Treasury Strategy Warrant Shares”) to purchase up to an aggregate of 66,000,000 shares of our common stock.

Subsequent to the execution of the Treasury Strategy Securities Purchase Agreement,  management made the decision not to move the cryptocurrency treasury strategy forward and to focus on other businesses in our new corporate strategy.

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

July 2025 Series C and Series D Preferred Stock Inducement

In July 2025, the Company made an inducement offer to certain holders of its Series C and Series D Preferred Stock (the “July 2025 Inducement”) to reduce the conversion price from the previously effective price of $0.45 per share down to an induced rate of $0.30 per share in exchange for the such holders agreeing to waive the Triggering Event Redemption Premium for a period of fifteen (15) business days. This inducement was accepted by eight holders of the Series C Preferred Stock, resulting in the induced conversion of 540 shares of Series C Preferred Stock between July 14, 2025 and July 25, 2025.

In connection with the July 2025 Inducement, the converted Series C Preferred Stock was converted into 1,801,986 shares of common stock.  The Company calculated the excess of the value of common stock issued after the inducement over the value of common stock that was issuable pursuant to the original conversion terms. Accordingly, upon conversion the excess value of $0.3 million was recorded as a deemed dividend and a reduction to income available to common stockholders in the basic and diluted EPS calculation. The converted Series D Preferred Stock was converted into 689,442 shares of common stock.  The Company calculated the excess of the value of common stock issued after the inducement over the value of common stock that was issuable pursuant to the original conversion terms. Accordingly, upon conversion the excess value of $1.0 million was recorded as a deemed dividend and a reduction to income available to common stockholders in the basic and diluted EPS calculation.

July 2024 Warrant Exercises

During the three and nine months ended September 30, 2025, 72,618  July 2024 warrants and 151,266  July 2024 Warrants, respectively, were exercised for gross and net proceeds of $0.4 million.

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

Conversions of Series C Preferred Stock

During the three months ended September 30, 2025, 540 shares of Series C Convertible Preferred Stock and $1,000 of accrued and unpaid dividends were converted into 1,801,986 of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series D Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $0.3 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock. During the nine months ended September 30, 2025, 11,321 shares of Series C Convertible Preferred Stock and $106,000 of accrued and unpaid dividends were converted into 9,856,630 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $8.7 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

Conversions of Series D Preferred Stock

During the three and nine months ended September 30, 2025, 256 shares of Series D Convertible Preferred Stock and $6,600 of accrued and unpaid dividends were converted into 689,442 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $1.0 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

Common Stock Purchase Agreement

In July 2025, we entered into a Common Stock Purchase Agreement, or the 2025 ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $500 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  On October 24, 2025, pursuant to the Common Stock Purchase Agreement, we filed a Form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission (the “SEC”)  SEC registering up to 555,555,556 shares of common stock (the “Purchase Shares”) under the 2025 ELOC Purchase Agreement and (ii) up to 166,687,215 shares of common stock (the “Note Shares,” and together with the Purchase Shares, the “ELOC Shares”), issuable upon the conversion of the outstanding unpaid principal balance, together with all accrued and unpaid interest, if any, of the convertible promissory note (the “Commitment Note”), issued to Seven Knots as consideration for it entering into the ELOC Purchase Agreement.

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

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of common stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the nine months ended September 30, 2025, we sold 0.8 million shares of common stock under the ELOC Purchase Agreement for gross proceeds of $2.4 million. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the nine months ended September 30, 2025, we paid an aggregate redemption price of $0.6 million with $0.1 million applied to accrued and unpaid dividends and $0.5 million to redeem 402 Series C Preferred Shares.

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

As of September 30, 2025 and December 31, 2024, there are no shares of Series B Preferred Stock outstanding as all shares were exchanged in the First PIPE. (See the section titled, Note 15 “Mezzanine Equity and Stockholders’ Equity - First Private Placement”).

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

During the three months ended March 31, 2024, we sold 2,862 shares of our common stock under the 2023 ATM Program resulting in aggregate gross and net proceeds to us of approximately $1.4 million. No shares of common stock were sold under the 2023 ATM Program during the nine months ended September 30, 2025.

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

A summary of activity under our long-term incentive plans is presented below:

(in whole numbers)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Yrs)

Outstanding at January 1, 2025	290	$77,533
Forfeited or expired	(123)	70,174
Outstanding at September 30, 2025	168	$82,920	4.9

Vested and exercisable at September 30, 2025	141	$98,377	4.4

Vested and expected to vest at September 30, 2025	168	$82,920	4.9

During the nine months ended September 30, 2025, there were no RSUs granted or forfeited. As of  September 30, 2025, there were 154 RSU shares outstanding with a weighted-average grant date fair value of $1,895.03.

The table below summarizes the total stock-based compensation expense included in the interim unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Research and development	$9	$32	$44	$114
General and administrative	8	55	77	321
Total	$17	$86	$121	$434

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based upon the historical volatility of our common stock and other factors. We also use historical data and other factors to estimate option exercises, employee terminations and forfeiture rates. The risk-free interest rates are based upon the U.S. Treasury yield curve in effect at the time of the grant. No options or RSUs were granted during the nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, the liability balance related to the payments under the PF Agreement was $3.8 million and is recorded in other liabilities.

Note 18 – Income Taxes

During the third quarter of 2025, the Company recorded an income tax benefit primarily related to the treatment of domestic research and experimental expenditures under Internal Revenue Code Section 174. In connection with the enactment of the One Big Beautiful Bill Act (“OBBBA”), the Company elected not to capitalize certain domestic research and experimental costs on its 2024 federal income tax return. This election resulted in an increase in deductible expenses for prior periods and a corresponding reduction in taxable income, which generated the income tax benefit of $3.2 million recognized in the current quarter. The Company continues to evaluate the impact of the OBBBA on its overall tax position, including related elections and accounting method changes.

For the three months and nine months ended September 30, 2025, we realized an income tax benefit of $3.2 million from the reversal of deferred taxes due to the intangible asset impairment charge of $16.10 million. During the three and nine months ended September 30, 2024, we recorded income tax benefit of $0.2 million and income tax expense of $0.1 million, respectively, related to the tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 12 – Restructured Debt Liability”).

Note 19 – Subsequent Events

Senior Convertible Promissory Notes

On October 9, 2025, the Company issued to certain institutional investors an aggregate principal amount of $1,600,000 in senior convertible promissory notes due 2026 (the “2026 Commitment Notes”). The Commitment Notes were issued in connection with the termination and settlement of the Assignment and Conditional Assumption Agreement between WINT Real Estate, LLC, a wholly owned subsidiary of the Company, and Way Maker Growth Fund, LLC relating to that certain Purchase and Sale Agreement dated June 28, 2024, as amended by that certain First Amendment to Purchase and Sale Agreement, dated December 19, 2024 and that certain Second Amendment to Purchase and Sale Agreement, dated March 25, 2025, and that certain development services agreement, dated February 4, 2025 (each between Way Maker Growth Fund, LLC and TBB Crescent Park Drive LLC), as previously disclosed by the Company on October 6, 2025.  The Commitment Notes are junior to the Company’s June 2025 Convertible Promissory Note, which was issued to DFU, LLC and is a senior, unsecured obligation of the Company, with priority over all existing and future indebtedness of the Company.

The 2026 Commitment Notes mature on October 9, 2026 and will bear interest at 10% per annum on a 360-day basis, due and payable on such maturity date. Accrued and unpaid interest is payable in arrears and due on the fifth calendar day of each month beginning on November 5, 2025.

The 2026 Commitment Notes must be prepaid by the Company in an amount equal to 25% of the gross proceeds received by the Company from that certain Common Stock Purchase Agreement dated June 26, 2024 by and between an institutional investor and the Company, with a mandatory prepayment premium of 120%.

If the Company completes a qualified equity financing with total gross proceeds to the Company of $1 million or more (excluding the conversion of the notes or other convertible securities issued for capital raising purposes) before the maturity date, the 2026 Commitment Notes must be repaid in full in an amount equal to the then-outstanding principal amount, any accrued but unpaid interest and a pre-payment premium equal to 120% of the Commitment Notes value on October 9, 2025. Such repayment will be due within one business day of the closing such qualified equity financing. The Company shall give written notice to the Holders as soon as practicable, but in no event less than ten days before the anticipated closing date of such qualified equity financing, during which period the Holders shall have the opportunity to convert the Commitment Notes pursuant its terms.

The 2026 Commitment Notes provide for a beneficial ownership limitation of 4.99% of the number of shares of the Company’s common stock immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the 2026 Commitment Notes held by the Holders (increasable to 9.99% upon 61 days’ notice by the Holders to the Company).

The 2026 Commitment Notes are convertible at the Holders’ option into shares of common stock at a conversion price equal to 90% of the lowest sale price for the 20 consecutive trading days preceding conversion, subject to adjustment. The Holders are entitled to an amount equal to $1,500 for each conversion of the 2026 Commitment Notes for the related review and applicable deposit of the related shares. The 2026 Commitment Notes include customary Events of Default (as defined in the 2026 Commitment Notes), including non-payment, covenant breaches, bankruptcy, and change of control, and provides for acceleration at 120% of the unpaid principal balance, together with any accrued and unpaid interest, if any.

Pursuant to the terms of the 2026 Commitment Notes, the Company filed a resale registration statement on Form S-1 on October 24, 2025 for the resale of all registrable securities under the 2026 Commitment Note.

On November 14, 2025, the Company issued to Seven Knots a senior convertible promissory note in the principal amount of $750,000 due in November 2026 (the “2026 Note”). The 2026 Note was issued in connection with a letter of intent by the Company to acquire all of the issued and outstanding securities of  CommLoan, Inc. and related note receivable with Commloan (see Note 19 - Subsequent events - Note Receivable).  Seven Knots is also a holder of the 2026 Commitment Notes as well as the Company’s Series C and Series D Preferred Shares. The 2026 Note matures on November 13, 2026 and will bear interest at 10% per annum on a 360-day basis, due and payable on such maturity date. Accrued and unpaid interest is payable in arrears and due on the fifth calendar day of each month beginning  December 2025.

The 2026 Note must be prepaid by the Company in an amount equal to 25% of the gross proceeds received by the Company from that certain Common Stock Purchase Agreement dated June 26, 2024 by and between Seven Knots and the Company, with a mandatory prepayment premium of 115%.

If the Company completes a qualified equity financing with total gross proceeds to the Company of $1 million or more (excluding the conversion of the notes or other convertible securities issued for capital raising purposes) before the maturity date, the 2026 Note must be repaid in full in an amount equal to the then-outstanding principal amount, any accrued but unpaid interest and a pre-payment premium equal to 115% of the 2026 Note value on November 14, 2025. Such repayment will be due within one business day of the closing such qualified equity financing. The Company shall give written notice to the Holders as soon as practicable, but in no event less than ten days before the anticipated closing date of such qualified equity financing, during which period the Holders shall have the opportunity to convert the 2026 Note pursuant its terms.

The 2026 Note provides for a beneficial ownership limitation of 4.99% of the number of shares of the Company’s common stock immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the 2026 Note held by the Holders (increasable to 9.99% upon 61 days’ notice by the Holders to the Company).

The 2026 Note is convertible at the Holders’ option into shares of common stock at a conversion price equal to 90% of the lowest sale price for the 20 consecutive trading days preceding conversion, subject to adjustment. The Holders are entitled to an amount equal to $1,500 for each conversion of the 2026 Note for the related review and applicable deposit of the related shares. The 2026 Note include customary Events of Default (as defined in the 2026 Note), including non-payment, covenant breaches, bankruptcy, and change of control, and provides for acceleration at 120% of the unpaid principal balance, together with any accrued and unpaid interest, if any.

Note Receivable

On November 12, 2025, the Company issued a senior convertible promissory note to Commloan in the principal amount of $0.6 million, (the" Commloan Note"). The Commloan Note matures on November 11, 2026. The Commloan Note accrues interest at the rate of ten percent (10%) per annum. All interest payments will be payable in cash. Accrued and unpaid interest shall be payable in arrears and shall be due on the 10th calendar day of each month beginning December 10, 2025. Interest shall be calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, commencing on the November 12, 2025. The Commloan Note must be prepaid by the Commloan with a mandatory prepayment premium in the amount equal to 105% in the event the note is satisfied prior to November 10, 2026.

By mutual written agreement of the Company and Commloan, the outstanding principal and accrued interest may be converted into equity securities issued in the Company’s next qualified financing round at a fixed price equal to the price per share of such financing, less a fifteen percent (15%) discount. If an Event of Default occurs, as defined in the Commloan Note, then we may (i) declare all outstanding principal and other sums payable to be immediately due and payable and (ii) exercise any and all of our other rights under applicable law.

Termination of the Letter of Intent with Titan Environmental Services, Inc.

On November 11, 2025, the Company entered into a Letter Agreement (the “Agreement”) with Titan Environmental Services, Inc (“TESI”) in connection with the previously disclosed Letter of Intent (“LOI”) from June 6, 2025. The LOI contemplated that the Company would acquire all of the issued and outstanding securities of TESI on the terms and conditions set forth in the LOI and in an acquisition agreement to be entered into by the parties. Pursuant to that LOI, the Company had advanced $7.5 million (the “Outstanding Amount”). As mentioned in Note 6 - Note Receivable, net, the Company made the decision to not pursue the acquisition of TESI.

The Letter Agreement releases The Company and TESI from any and all reciprocal surviving obligations under the LOI and establishes an arrangement for the return of the $7.5 million advance in the form of a combination of cash and securities.

Pursuant to the Letter Agreement, the Outstanding Amount shall be converted into a number of shares of the equity of TESI or the of the surviving entity in any consolidation, merger or reorganization with TESI (the “Transaction”) to be agreed upon by the TESI and the Company prior to the closing of the Transaction (the “Equity Consideration”).

The parties also agree that the execution of the Letter Agreement settles all actual and potential obligations of TESI towards the Company and upon payment of the Equity Consideration, each party releases and forever discharges the other party and its foregoing related persons from any and all claims of any kind, whether known or unknown, arising out of or relating to the LOI or the proposed transaction thereunder.

July 2025 Common Stock Purchase Agreement Amendment

The Company shall use at least 30% of the net proceeds from VWAP Purchases to repay any outstanding indebtedness of the Company. If there is any outstanding preferred stock of the Company, following the repayment of all indebtedness of the Company, such 30% net proceeds referred to above shall be applied to redeem any such outstanding preferred securities of the Company. Proceeds from the sale of the Shares by the Company to the Investor shall be used by the Company in the manner as will be set forth in the Prospectus included in any Registration Statement (and any post-effective amendment thereto) and any Prospectus Supplement thereto filed pursuant to the Registration Rights Agreement.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. The reader should review the section titled “Forward-Looking Statements” and any risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, which are in addition to and supplement the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission, or SEC, on April 15, 2025, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and the three and six months ended June 30, 2025 filed thereafter, and our other filings with the SEC, and any amendments thereto, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a diversified company focused on seeking partnerships and becoming a revenue-generating company through various initiatives. We became the manufacturing sourcing agent for Evofem’s FDA-approved product Phexxi® in March 2025 and signed the manufacturing deal with Zhoake (Hong Kong) Ophthalmology Pharmaceutical Limited in June 2025 to produce the approved product at lower cost.

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

Our lead product candidate, istaroxime, is a first-in-class, dual-mechanism agent being developed to increase blood pressure and improve cardiac function in patients with cardiogenic shock and to improve cardiac function in patients with acute heart failure, or AHF, and reverse the hypotension and hypoperfusion associated with heart failure that deteriorates to cardiogenic shock. Istaroxime demonstrated significant improvement in both systolic and diastolic aspects of cardiac function and was generally well tolerated in four Phase 2 clinical trials and has been granted Fast Track designation for the treatment of AHF by the U.S. Food and Drug Administration, or FDA. Based on the profile observed in our Phase 2 clinical studies in AHF, where istaroxime significantly improved cardiac function and systolic blood pressure, or SBP, in acute decompensated heart failure patients and had a favorable renal profile, we initiated a Phase 2 global clinical study, or the SEISMiC Study, to evaluate istaroxime for the treatment of early cardiogenic shock (Society for Cardiovascular Angiography and Interventions, or SCAI, Stage B shock), a severe form of AHF characterized by very low blood pressure and risk for hypoperfusion to critical organs and mortality. In April 2022, we announced our observations in the SEISMiC Study that istaroxime rapidly and significantly increased SBP while also improving cardiac function and preserving renal function. We believe that istaroxime has the potential to fulfill an unmet need in early and potentially more severe cardiogenic shock. We further believe that the data from the SEISMiC Study supports continued development in both cardiogenic shock and AHF. In September 2024, we announced positive topline results from our Phase 2b SEISMiC Extension Study, or the SEISMiC Extension, which demonstrated that istaroxime infused intravenously significantly improves cardiac function and blood pressure without increasing heart rate or clinically significant cardiac rhythm disturbances. Additionally, we initiated a study in more severe SCAI Stage C cardiogenic shock, or the SEISMiC C Study, to evaluate the safety and efficacy of istaroxime in cardiogenic shock patients who are also receiving standard of care rescue therapy for shock.  A planned interim analysis review of the data from the first 20 subjects occurred in July 2025. The review of the preliminary interim data suggests that the responses to istaroxime in SCAI Stage C patients, many of whom were also treated with currently available inotropes and vasopressors, is similar to that seen in our previous clinical trials. Because our ability to complete this study with its intended sample size is dependent upon our ability to secure adequate resourcing for the program through financing efforts or business development activities we have decided to terminate the SEISMiC C clinical trial and pursue further development with istaroxime in the much larger market of less severe patients with acute decompensated heart failure with our licensing partner, Lee’s Pharmaceutical (HK) Ltd., who is planning a global Phase 3 study in that indication.

Our heart failure cardiovascular portfolio also includes next generation SERCA2a activators. One family of compounds has the dual mechanism of action that includes inhibition of the sodium-potassium ATPase as well as activation of SERCA2a. The other family of compounds are considered selective SERCA2a activators and are devoid of activity against the sodium-potassium ATPase. This research program is evaluating these preclinical product candidates that includes oral and intravenous administration   . These candidates would potentially be developed for both acute decompensated and chronic out-patient heart failure. In addition, our cardiovascular drug product candidates include rostafuroxin, a novel product candidate for the treatment of hypertension in patients with a specific genetic profile. We are pursuing potential licensing arrangements and/or other strategic partnerships and do not intend to advance the development of rostafuroxin without securing such an arrangement or partnership.

Our cardiovascular assets and programs are associated with a regional licensed partnership with Lee’s Pharmaceutical (HK) Ltd., or Lee’s (HK), for the development and commercialization of our product candidate, istaroxime, in Greater China. In addition to istaroxime, the agreement also licenses our preclinical next-generation dual mechanism SERCA2a activators, and rostafuroxin. We are supporting the efforts of Lee’s (HK) in starting a Phase 3 trial in acute heart failure with istaroxime.

In addition, in January 2025, we launched a new corporate strategy to become a revenue generating biotech company through acquisitions of small companies and their FDA-approved products while the Company continues to seek partnership to progress its cardiovascular and oncology development pipeline. The Company will seek acquisition targets to achieve the Company’s new corporate strategy. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries utilizing equity and debt. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

We will seek acquisition targets to achieve our new corporate strategy. We believe there is an opportunity in the market: the acquisition of small companies with FDA-approved products from the many small biotech companies that struggle to maximize their commercialization potential. To capitalize on this opportunity, we plan to become a parent company acquiring strategic subsidiaries with FDA-approved products. Our management team has commercialization expertise in both large pharmaceutical and small biotech companies across multiple therapeutic areas, potentially enabling them to leverage synergies and optimize commercial performance across future subsidiaries. We will seek to use equity to acquire subsidiaries. The number of deals, if any, over time will depend upon the valuation and growth potential of the subsidiary companies.

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

We have incurred net losses since inception. Our net loss was $28.1 million and $42.8 million for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, our net loss was $2.7 million and $4.6 million. As of September 30, 2025, we had an accumulated deficit of $889.4 million. To date, we have financed our operations primarily through private placements and public offerings of our common and preferred stock, warrants to purchase common stock, and borrowings from investors and financial institutions.

We intend to seek partnership to continue development of our biotechnology pipeline to reduce research and clinical development, regulatory, and other expenses as we (i) continue to develop our product candidates; (ii) seek regulatory clearances or approvals for our product candidates; (iii) conduct clinical trials on our product candidates; and (iv) manufacture, market, and sell any product candidates for which we may obtain regulatory approval.

Our ability to advance our development programs is dependent upon our ability to secure partnerships for additional capital. We may also consider public or private securities offerings; convertible debt financings; and/or potential strategic opportunities, including licensing agreements, drug product development, marketing collaboration arrangements, pharmaceutical research cooperation arrangements, and/or other similar transactions in geographic markets, including the U.S., and/or through potential grants and other funding commitments from U.S. government agencies, in each case, if available. We have engaged with potential counterparties in various markets and will continue to pursue non-dilutive sources of capital as well as potential private and public securities offerings. There can be no assurance, however, that we will be able to identify and enter into public or private securities offerings on acceptable terms and in amounts sufficient to meet our needs or qualify for non-dilutive funding opportunities under any grant programs sponsored by U.S. government agencies, private foundations, and/or leading academic institutions, or identify and enter into any strategic transactions that will provide the additional capital that we will require. If none of these alternatives is available, or if available and we are unable to raise sufficient capital through such transactions, we potentially could be forced to limit or cease our development activities, as well as modify or cease our operations, either of which would have a material adverse effect on our business, financial condition, and results of operations.

Business and Program Updates

We became the manufacturing sourcing agent for Evofem’s FDA-approved product Phexxi® in March 2025 and signed the manufacturing deal with Zhoake (Hong Kong) Ophthalmology Pharmaceutical Limited in June 2025 to produce the approved product at lower cost.

For our biotechnology pipeline, a key element of our business strategy is to seek and establish strategic collaborations, licensing arrangements, and other partnerships that can support the advancement and commercialization of our product candidates. We expect partnerships to be an important focus for the Company as such relationships have the potential to provide resources for development that may in turn lower or potentially eliminate costs. We continue to evaluate and pursue potential partnerships with biotechnology and pharmaceutical companies, investors and other strategic partners to access complementary expertise, technologies, funding, and commercialization capabilities. While we are actively engaged in discussions with potential partners, there can be no assurance that any such collaborations will be successfully completed or that they will yield the anticipated benefits.

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

Delisting from the Nasdaq Capital Market

December 2024 Deficiency

On December 4, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department, or the Nasdaq Staff, notifying that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. We timely requested a hearing before the Hearings Panel, or the Nasdaq Panel. On March 20, 2025, we received written confirmation from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement. Nasdaq also stated that the Nasdaq Panel was imposing a Discretionary Panel Monitor until March 20, 2026, which generally will require the Nasdaq Staff to issue a Delist Determination Letter in the event that we fail to maintain compliance with any continued listing requirement.

June 2025 Deficiency

On June 18, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department, or the Nasdaq Staff, notifying the Company that, for the last 30 consecutive business days, the closing bid price our common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement.

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

On August 19, 2025, we were notified by The Nasdaq Stock Market LLC that as a result of the Company’s previously disclosed noncompliance with Nasdaq Listing Rule 5550(a)(2), Nasdaq has determined to delist our common stock from the Nasdaq Capital Market.

We began trading publicly on the over-the-counter market (“OTCID”) on August 22, 2025, under our existing symbol “WINT.”

Increase in Authorized Shares

On August 28, 2025, we obtained stockholder approval at the Special Meeting of Stockholders to, among other things, amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 125,000,000 shares to 1,000,000,000 shares. On October 23, 2025, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase the number of authorized shares of capital stock from 125,000,000 shares to 1,000,000,000 shares, consisting of 995,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.001 per share. The amendment was affected at 5:30 p.m. Eastern Time on October 23, 2025.

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

When testing our indefinite-lived intangible assets for impairment, we can elect to perform a qualitative assessment to determine if it is more likely than not that the fair values of our indefinite-lived intangible assets and our reporting unit are less than their respective carrying values. Such qualitative factors can include, among others, industry and market conditions, overall financial performance, and relevant entity-specific events. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of our indefinite-lived intangible assets or reporting unit are less than their respective carrying values, we perform a quantitative assessment. When conducting our annual impairment test of indefinite-lived intangible assets as of December 1, 2022, we elected to perform a quantitative assessment.

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

In accordance with applicable accounting standards, we are required to review intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. Throughout the year, we consider whether any events or changes in the business environment have occurred which indicate that goodwill may be impaired. For example, a significant decline in the closing share price of our common stock and market capitalization may suggest that the fair value of our reporting unit has fallen below its carrying value, indicating that an interim impairment test is required. Accordingly, we monitor changes in our share price during interim periods between annual impairment tests and consider overall stock market conditions, the underlying reasons for the decline in our share price, the significance of the decline, and the duration of time that our securities have been trading at a lower value. We have experienced a declining trend in the closing share price of our common stock, on a split-adjusted basis, following the announcement August 2025 of our delisting from the Nasdaq Capital Market.

During the third quarter of 2025, the continued declining trend in the closing share price of our common stock, on a split-adjusted basis, and subsequent delisting from Nasdaq and the strategic decision to cease internal commercialization efforts for ISTA suggested that the fair value of our intangible asset related to istaroxime was more likely than not less than its carrying value. As a result, we performed the required interim asset  impairment test consistent with the methodology described above. Based on the quantitative tests performed, we recorded losses on impairment of long-lived intangible assets of $16.1 million within operating expenses in our consolidated statements of operations during the three months ended September 30, 2025.

The following table represents identifiable intangible assets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024

Istaroxime drug candidate	$6,210	$22,340
Rostafuroxin drug candidate	1,790	1,790
Intangible assets	$8,000	$24,130

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

Comparison of the Three and Nine Months Ended  September 30, 2025 and 2024

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025	2024	Change	2025	2024	Change

Expenses:
Research and development	$1,897	$1,968	$(71)	$6,349	$14,084	$(7,735)
General and administrative	1,855	2,773	(918)	5,477	6,514	(1,037)
Impairment of intangible assets	16,130	-	16,130	16,130	-	16,130
Total operating expenses	19,882	4,741	15,141	27,956	20,598	7,358
Operating loss	(19,882)	(4,741)	(15,141)	(27,956)	(20,598)	(7,358)

Other income (expense):
Loss on debt issuance	(14,965)	-	(14,965)	(22,402)	-	(22,402)
Gain on debt extinguishment	-	71	(71)	52	14,591	(14,539)
Loss on deposit settlement	(650)	-	(650)	(650)	-	(650)
Change in fair value of convertible notes payable	2,684	-	2,684	3,473	-	3,473
Change in fair value of common stock warrant liability	50	2,166	(2,116)	292	2,166	(1,874)
Change in fair value of derivative liabilities	613	-	613	801	33	768
Interest income	758	12	746	963	62	901
Interest expense	(328)	(51)	(277)	(427)	(174)	(253)
Other income (expense), net	204	(446)	650	(338)	(563)	225
Total other (expense) income, net	(11,634)	1,752	(13,386)	(18,236)	16,115	(34,351)

Loss before income taxes	(31,516)	(2,989)	(28,527)	(46,192)	(4,483)	(41,709)
Income tax benefit (expense)	3,431	240	3,191	3,431	(71)	3,502
Net loss	$(28,085)	$(2,749)	$(25,336)	$(42,761)	$(4,554)	$(38,207)

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

Research and development expenses are as follows:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)

Acquired IPR&D from Varian asset purchase	$-	$-	$-	$-	$7,495	$(7,495)

Istaroxime – cardiogenic shock program	1,283	1,254	$29	4,242	4,413	(171)
Istaroxime – AHF	-	25	(25)	-	25	(25)
Total direct clinical and preclinical programs	1,283	1,279	4	4,242	4,438	(196)

Product development and manufacturing	208	221	(13)	725	660	65
Clinical, medical, and regulatory operations	406	468	(62)	1,382	1,491	(109)
Total research and development expenses	$1,897	$1,968	$(71)	$6,349	$14,084	$(7,735)

For the three and nine months ended September 30, 2024, research and development expenses include non-cash charges of $7.5 million associated with the acquired IPR&D related to the Asset Purchase Agreement with Varian Biopharmaceuticals in the second quarter of 2024.

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

Total direct clinical and preclinical programs expenses decreased $0.2 million for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the winddown of costs related to the istaroxime – cardiogenic shock program as described below.

Istaroxime – cardiogenic shock program costs decreased $0.2 million for the nine months ended September 30, 2025 compared to the same period in 2024 due to the winddown of trial costs for the istaroxime - cardiogenic shock program, which included clinical trial costs for the SEISMiC C study in patients with more severe SCAI Stage C cardiogenic shock in 2025 and clinical trial costs for the SEISMiC Extension study in 2024.

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

Product development and manufacturing expenses increased $0.1 million for the nine months ended September 30, 2025 compared to the same period in 2024 due to an increase in quality assurance costs related to a GMP server validation during the first quarter of 2025.

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

Clinical, medical, and regulatory operations expenses decreased $0.1 million for the three and nine months ended September 30, 2025 compared to the same period in 2024  due to a $0.2 million decrease in personnel costs related to the reduction in headcount during the quarter, partially offset by a $0.1 increase in regulatory CMC consulting during the first quarter of 2025.

General and Administrative Expenses

General and administrative expenses consist of costs for executive management, business development, intellectual property, finance and accounting, legal, insurance, human resources, information technology, facilities, and other administrative costs.

General and administrative expenses decreased $0.9 million for the three months ended September 30, 2025 due to (i) a decrease of $0.8 million in professional fees, primarily related to costs associated with the First and Second PIPEs that were allocated to the July 2024 Warrants and expensed immediately; (ii) a decrease of $0.1 million in insurance costs related to a lower D&O premium. General and Administrative expenses decreased $1.0 million for the nine months ended September 30, 2025 compared to the same periods in 2024  due to a decrease of $0.8 million in professional fees, primarily related to costs associated with the First and Second PIPEs that were allocated to the July 2024 Warrants and expensed immediately and a decrease of $0.2 million in insurance costs related to a lower D&O premium.

Other (Expense) Income, Net

Other (Expense) Income increased $13.4 million mainly due to a loss on debt issuance of $15.0 million related to the $10.0 million July 2025 ELOC commitment note. Other (Expense) Income increased $32.4 million for the nine months ended September 30, 2025 mainly due to losses on debt issuance of $22.4 related to the July 2025 ELOC commitment note and the June and July 2025 Note Purchase agreements.

In June 2025, we entered into certain Note Purchase Agreements for which we elected to apply the fair value option for all of the June 2025 Notes and June 2025 Warrants as of their issuance date.  The fair value of the June 2025 Notes on the dates of issuance was $8.6 million and $7.8 million at June 30, 2025.  In July 2025, we entered into two additional Note Purchase Agreements for which we also elected to apply the fair value option for the July 2025 Notes.  The fair value of the June 2025 and July 2025 as of September 30, 2025 was $2.6 million. Accordingly, a change in fair value adjustment of $2.7 million and $3.5 million is reflected in other income (expense) for the three and nine months ended September 30, 2025.

The fair value of the June 2025 Warrants on the dates of issuance was $2.9 million. The June 2025 Warrants are considered permanent equity and do not need to be remeasured. Given the fair value at issuance of the June 2025 Notes and June 2025 Warrants were in excess of the cash proceeds received, we incurred a loss on debt issuance of $7.3 million for the nine months ended September 30, 2025. The loss on debt issuance of $7.4 million for the nine months ended September 30, 2025 also includes an additional $0.1 million loss related to the issuance of the March 2025 Notes.

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

Change in fair value of common stock warrant liability relates to the change in fair value of the July 2024 Warrants, which are classified as a liability on our condensed consolidated balance sheet and are recorded at fair value at the end of each period.  For the three and nine months ended September 30, 2025, the change in the estimated fair value of the July 2024 warrants was $0.1 million and $0.3 million, respectively.  For further details, refer to “Note 11 - Common Stock Warrant Liability.”

For the nine months ended September 30, 2025, change in fair value of derivative liabilities is related to the final remeasurement of the fair value of the derivative liability associated with our ELOC commitment note.

Interest income relates primarily to interest related to the accretion of the debt discount for our note receivable with Standard Waste for the three and nine months ended September 30, 2025 and 2024.

For the three and nine months ended September 30, 2025, interest expense consists primarily of interest expense associated with our ELOC commitment note and the interest accruing related to PMUSA and PMPSA. For the three and nine months ended September 30, 2024, interest expense consists primarily of interest expense associated with the amortization of the issuance costs and the debt discount related to our senior convertible notes payable.

For the three and nine months ended September 30, 2025, other expense, net primarily consists of $0.2 million gain on foreign currency translation and $0.3 million loss on foreign currency translation. For the three and nine months ended September 30, 2024, other (expense) income, net primarily consists of initial recognition and remeasurement changes in the fair value of derivative liabilities associated with our senior convertible notes payable and our ELOC commitment note, partially offset by net gains on foreign currency translation. Foreign currency gains and losses are primarily due to changes in the New Taiwan dollar exchange rate related to activities of our wholly-owned subsidiary, CVie Therapeutics Limited, in Taiwan.

Income Tax Expense

For the three months and nine months ended September 30, 2025, we realized an income tax benefit of $3.4 million from the reversal of deferred taxes due to the intangible asset impairment charge of $16.0 million. During the three and nine months ended September 30, 2024, we recorded income tax benefit of $0.2 million and income tax expense of $0.1 million, respectively, related to the tax on our estimated taxable income for the year, primarily due to the gain on debt extinguishment (See the section titled, “Note 12 – Restructured Debt Liability”).

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

With the exception of certain non-recurring items such as gain on debt extinguishment, we have incurred net losses since inception. Our net loss was $28.1 million and $42.3 million, respectively, for the three and nine months ended September 30, 2025 . Our net loss was $2.7 million and $4.6 million, respectively, for the three and nine months ended September 30, 2024. We expect to continue to incur operating losses for at least the next several years. As of September 30, 2025 , we had an accumulated deficit of $889.4  million. Our future success is dependent on our ability to fund and develop our product candidates, and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development expense and general and administrative expense to support such research and development. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital, and accordingly, our ability to execute our future operating plans.

In July 2025, we entered into a Common Stock Purchase Agreement, or the 2025 ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $500 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  On October 24, 2025, pursuant to the 2025 ELOC Purchase Agreement, we filed a Form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering up to 555,555,556 shares of common stock under the 2025 ELOC Purchase Agreement and (ii) up to 166,687,215 shares of common stock (the “Note Shares,” and together with the Purchase Shares, the “ELOC Shares”), issuable upon the conversion of the outstanding unpaid principal balance, together with all accrued and unpaid interest, if any, of the convertible promissory note (the “Commitment Note”), issued to Seven Knots as consideration for it entering into the 2025 ELOC Purchase Agreement.

As of  September 30, 2025 , we had cash and cash equivalents of  $0.2 million and current liabilities of  $21.9 million. During July 2025, we sold 21.1 million shares of common stock for proceeds of $13.4 million following mandatory redemption payments on our preferred stock (See the section titled, “Note 15 - Mezzanine Equity and Stockholders' Equity - Common Stock Purchase Agreement” for further details). We believe that we have sufficient resources available to fund our business operations through December 2025. We do not have sufficient cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date that the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(11,436)	$(11,717)
Investing activities	(5,972)	(12)
Financing activities	15,834	9,569
Change in cash and cash equivalents	$(1,574)	$(2,160)

Operating Activities

Cash used in operating activities resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $11.4 million for the nine months ended September 30, 2025 compared to $11.7 million for the nine months ended September 30, 2024. The decrease in cash used in operating activities of $0.3 million was primarily attributable to a decrease in cash paid for research and development and general administrative expense offset by an increase in the amount of cash used in working capital primarily related to the settlement of accounts payable.

Investing Activities

Cash used in investing activities resulted from $4.6 million in senior note receivable issuance and $1.4 million in a deposit on the Aubrey property.

Financing Activities

Net cash provided by financing activities was $15.8 million for the nine months ended September 30, 2025. Cash provided by financing activities for the nine months ended September 30, 2025 was attributable to net proceeds from the issuance of private placement notes and Series D Preferred stock of $7.1 million, ELOC Purchase agreement of $15.9 million, proceeds from senior secured notes of $0.5 million, proceeds from warrant exercises of $0.4 million,  partially offset by redemption and cash dividend payments on our Series C and Series D Preferred Stock of $4.7 million and $2.2 million in principal payments for senior secured notes payable and loans payable.

Net cash provided by financing activities of $9.6 million for the nine months ended September 30, 2024 was attributable to net proceeds of $1.4 million related to our 2023 ATM Program and $0.3 million in proceeds from the issuance of senior secured notes, and $1.3 million in proceeds from the issuance of senior convertible notes payable, partially offset by $0.2 million in principal payments for loans payable, $0.1 million paid for Series B preferred stock issuance costs, and $0.1 million in payments on debt extinguishment.

The following sections provide a more detailed discussion of our available financing facilities.

Common Stock Purchase Agreements

In July 2025, we entered into a Common Stock Purchase Agreement, or the 2025 ELOC Purchase Agreement, establishing an equity line of credit with the purchaser, or the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $500 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.  On October 24, 2025, pursuant to the Common Stock Purchase Agreement, we filed a Form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission (the “SEC”)  SEC registering up to 555,555,556 shares of common stock (the “Purchase Shares”) under the 2025 ELOC Purchase Agreement and (ii) up to 166,687,215 shares of common stock (the “Note Shares,” and together with the Purchase Shares, the “ELOC Shares”), issuable upon the conversion of the outstanding unpaid principal balance, together with all accrued and unpaid interest, if any, of the convertible promissory note (the “Commitment Note”), issued to Seven Knots as consideration for it entering into the ELOC Purchase Agreement.

In June 2024, we entered into the 2024 ELOC Purchase Agreement establishing an equity line of credit with the Purchaser, whereby we have the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to $35 million of newly issued shares of our common stock. The Purchaser is also a holder of the Company's Series C Preferred Stock and Series D Preferred Stock as well as a holder of certain of our convertible notes payable.

Over the 36-month period from and after the Commencement Date, we will control the timing and amount of any sales of common stock to the Purchaser. Actual sales of shares of our common stock to the Purchaser under the ELOC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding and our operations. For the nine months ended September 30, 2025, we sold 21.9 million shares of common stock under the ELOC Purchase Agreement for gross proceeds of $15.8 million. Pursuant to the Company’s Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock, we are required to use 30% of the proceeds from sales pursuant to the ELOC Purchase Agreement to pay outstanding Series C Preferred Stock dividends and to redeem Series C Preferred Stock at a 20% premium to the $1,000 stated price per share.  For the nine months ended September 30, 2025, we paid an aggregate redemption price of $0.6 million with $0.1 million applied to accrued and unpaid dividends and $0.5 million to redeem 402 Series C Preferred Shares.

Supplementary Disclosure of Non-Cash Activity

During the nine months ended September 30, 2025, 11,321 shares of Series C Convertible Preferred Stock and $106,000 of accrued and unpaid dividends were converted into 9,856,630 shares of common stock. Upon conversion, the excess of the stated value of $1,000 per share over the current the carrying value of the shares of the Series C Preferred Stock converted was reclassified to common stock $0.001 par value and additional paid-in capital in the aggregate amount of $8.7 million. There was no gain or loss recognized on the transaction as the shares were converted in accordance with the original terms of the Certificate of Designation of Series C Preferred Stock.

The Company accretes to Series C Preferred Stock against additional paid-in capital as a deemed dividend for the difference between the initial net carrying value and the full redemption price of $1,000 per share. The Company uses the effective interest method to calculate the accretion amount for each period. During the nine months ended September 30, 2025, we recognized $5.5 million in deemed dividends on Series C preferred stock.

The Company accretes to Series D Preferred Stock against additional paid-in capital as a deemed dividend for the difference between the initial net carrying value and the full redemption price of $1,000 per share. The Company uses the effective interest method to calculate the accretion amount for each period. During the nine months ended September 30, 2025, we recognized $0.3 million in deemed dividends on Series D preferred stock.

During the nine months ended September 30, 2025, we recognized a fair value upon issuance of the June 2025 Notes of $8.7 million and a fair value upon issuance of the June 2025 Warrants of $2.9 million. The June 2025 Notes will be remeasured at each balance sheet date. The June 2025 Warrants are considered permanent equity and do not need to be remeasured.

During the nine months ended September 30, 2025, the Purchaser converted the ELOC Commitment Note and its related accrued interest into 56,769 shares of our common stock with a fair value of $0.5 million.

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

During the nine months ended September 30, 2025, we recorded a $20,000 reduction to our common stock warrant liability related to exercises of July 2024 Warrants during the period.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2025 or 2024 or during the periods then ended.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by risk factors included in our Quarterly Reports on Form 10-Q filed thereafter. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 or our Quarterly Reports on Form 10-Q filed thereafter. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations and development activities. Should any of the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by our subsequent filings with the SEC, actually materialize, our business, financial condition, and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and an investor could lose all or part of his or her investment. In particular, the reader’s attention is drawn to the discussion in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations in the near term.

We do not have sufficient resources available to fund our business beyond December 2025. To increase our cash runway, management plans to secure additional capital, potentially through a combination of public or private securities offerings, convertible debt financings, and/or strategic transactions, including potential licensing arrangements, alliances, and drug product collaborations focused on specified geographic markets and/or potential revenues from any future acquisitions of small companies with FDA approved products as a result of our new corporate strategy however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding, or that such funding will be available on terms acceptable to us, to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require.

Further, under the terms of the various Note Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procure additional financing. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional debt or equity financing as needed in the future, on favorable terms or at all, may be limited, which could adversely affect our business, financial condition, and results of operations.

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

Nasdaq has delisted the our stock from the Nasdaq Capital Market. As a result, our common stock is now listed on the over-the-counter market (‘OTCID’) as of August 22, 2025. We can provide no assurance that we will be able to comply with the continued listing requirements over time and that our common stock will continue to be listed on the OTCID.

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

On August 19, 2025, we were notified by Nasdaq that as a result of the Company’s previously disclosed noncompliance with Nasdaq Listing Rule 5550(a)(2), Nasdaq has determined to delist our common stock from the Nasdaq Capital Market. We began trading publicly on the over-the-counter market (“OTCID”) on August 22, 2025, under our existing symbol “WINT.”

The delisting of our securities by Nasdaq could adversely affect the trading market for our securities, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our securities and the Company’s ability to raise additional capital.

Moreover, we can provide no assurance that trading in our securities will continue over the counter or otherwise. As a result of the delisting, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●

a determination that our shares of common stock are “penny stock”, which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing, including our 2025 ELOC Purchase Agreement, or otherwise, in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because they have been delisted, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities. This state level regulation introduces additional compliance requirements for brokers to consider making markets in our securities and will further negatively impact any trading liquidity in our securities.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2025, we agreed to issue and sell to certain institutional investors convertible promissory notes in an aggregate principal amount of $81,396 for aggregate gross proceeds of $70,000 (the “July 2 Notes”). In connection with the purchase of the July 2 Notes, the investors received warrants to purchase an aggregate of $17,500 worth of shares of the Company’s common stock. The warrants have an exercise price of $1.10 per share, subject to adjustment, are immediately exercisable and expire upon the earlier of (1) five years from the date of issuance or (2) when the warrant is exercised in full. Interest will accrue at a rate of 14% per annum on the July 2 Notes, provided, however, that for the first 6 months following the issue date, interest on the principal will accrue immediately and be guaranteed. The July 2 Notes have a maturity date of July 2, 2026. Each of the July 2 Notes and associated warrants were issued in a private offering in reliance on exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 16, 2025, we agreed to the private placement of (i) approximately 60,000 shares of Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock,” and such shares issuable upon the conversion of Series E Preferred Stock, the “Conversion Shares”) at an offering price of $1,000 per share of Series E Preferred Stock (the “Stated Value”), and (ii) warrants, and such shares issuable upon exercise of the warrants, the “Warrant Shares”) to purchase up to an aggregate of 66,000,000 shares of our common stock, for aggregate gross proceeds of approximately $60,000,000, payable in cash, the native token of the BNB chain commonly referred to as “BNB,” or shares of Osprey BNB Chain Trust (“OBNB”). Windtree management decided not to move forward with the cryptocurrency treasury strategy.

On July 23, 2025, we entered into the ELOC Purchase Agreement with Seven Knots, LLC (“Seven Knots”), establishing an equity line of credit (the “Committed Equity Financing”), pursuant to which we may sell shares of common stock to Seven Knots from time to time.  Pursuant to the ELOC Purchase Agreement, Seven Knots shall purchase from us up to the lesser of (i) $500 million of newly issued shares of common stock and (ii) 19.99% of the total number of shares of common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement at an average price equal to or in excess of $0.9726; provided however that such limitations will not apply if we obtain stockholder approval to issue additional shares of common stock. On August 28, 2025, we obtained stockholder approval at the Special Meeting of Stockholders to issue up to $500 million of ELOC Shares under the ELOC Purchase Agreement. Such sales of common stock by the Company to Seven Knots will be made in reliance upon the provisions of 4(a)(2) of the Securities Act.

On October 9, 2025, we issued to institutional investors an aggregate principal amount of $1,600,000 in senior convertible promissory notes due 2026 (the “Commitment Notes”). The Commitment Notes were issued in connection with the termination and settlement of the Assignment and Conditional Assumption Agreement between WINT Real Estate, LLC, a wholly owned subsidiary of the Company, and Way Maker Growth Fund, LLC relating to that certain Purchase and Sale Agreement dated June 28, 2024, as amended by that certain First Amendment to Purchase and Sale Agreement, dated December 19, 2024 and that certain Second Amendment to Purchase and Sale Agreement, dated March 25, 2025, and that certain development services agreement, dated February 4, 2025 (each between Way Maker Growth Fund, LLC and TBB Crescent Park Drive LLC), as previously disclosed by the Company on October 6, 2025. The Commitment Notes are junior to the Company’s June 2025 Convertible Promissory Note, which was issued to DFU, LLC and is a senior, unsecured obligation of the Company, with priority over all existing and future indebtedness of the Company. The Company issued the Commitment Notes in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

On November 12, 2025, we issued a senior convertible promissory note to Commloan in the principal amount of $0.6 million (the “Commloan Note”). The Commloan Note matures on November 11, 2026. The Commloan Note accrues interest at the rate of ten percent (10%) per annum. All interest payments will be payable in cash. Accrued and unpaid interest shall be payable in arrears and shall be due on the 10th calendar day of each month beginning December 10, 2025. Interest shall be calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, commencing on the November 12, 2025. The Commloan Note must be prepaid by the Commloan in an amount equal to 105% in the event the note is satisfied prior to November 10, 2026. The Company issued the Commloan Note in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

On November 14, 2025, the Company issued to Seven Knots a senior convertible promissory note in the principal amount of $750,000 due in November 2026 (the “2026 Note”). The 2026 Note was issued in connection with a letter of intent by the Company to acquire all of the issued and outstanding securities of CommLoan and related note receivable with Commloan (see Note 19 - Subsequent events - Note Receivable). [GP1]  Seven Knots is also a holder of the 2026 Commitment Notes as well as the Company’s Series C and Series D Preferred Shares. The 2026 Note matures on November 13, 2026 and will bear interest at 10% per annum on a 360-day basis, due and payable on such maturity date. Accrued and unpaid interest is payable in arrears and due on the fifth calendar day of each month beginning December 2025. The Company issued the 2026 Note in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

On August 19, 2025, we were notified by Nasdaq that as a result of the Company’s previously disclosed noncompliance with Nasdaq Listing Rule 5550(a)(2), Nasdaq has determined to delist our common stock from the Nasdaq Capital Market and, accordingly, suspended trading in our common stock effective at the open of trading on August 21, 2025.  The delisting of our common stock from Nasdaq constitutes a technical “event of default” for the following securities:

●	June 5, 2025 senior unsecured convertible promissory note issued to DFU, LLC with the principal amount of $3,600,000.
●	June 9, 2025 senior unsecured convertible notes issued to each of Keystone Capital Partners, LLC and Seven Knots, LLC in the principal amount of $232,550.
●	June 9, 2025 senior unsecured convertible notes issued to C/M Capital Master Fund LP in the principal amount of $116,280.
●	June 9, 2025 senior unsecured convertible notes issued to WVP Emerging Manager Onshore Fund in the principal amount of $348,837.
●	June 24, 2025 senior unsecured convertible promissory note issued to certain purchasers for the aggregate purchase price of $100,000.
●

June 27, 2025 Convertible Promissory Notes to Purchasers in the principal amount of $58,140 for a purchase price of $50,000 and issued the other June Purchaser a Convertible Promissory Note in the principal amount of $96,899 for a purchase price of $83,333.

●	July 2, 2025 Convertible Promissory Notes to the July Purchasers, each in a principal amount of $40,698 for a purchase price of $35,000; and
●	July 23, 2025 convertible promissory note issued to Seven Knots as consideration for it entering into the 2025 ELOC Purchase Agreement for the principal amount of $10,000,000

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

Termination of the Letter of Intent with Titan Environmental Services, Inc.

On November 11, 2025, the Company entered into a Letter Agreement (the “Agreement”) with Titan Environmental Services, Inc (“TESI”) in connection with the previously disclosed Letter of Intent (“LOI”) from June 6, 2025. The LOI contemplated that the Company would acquire all of the issued and outstanding securities of TESI on the terms and conditions set forth in the LOI and in an acquisition agreement to be entered into by the parties. Pursuant to that LOI, the Company had advanced $7.5 million (the “Outstanding Amount”). As mentioned in Note 6 - Note Receivable, net, the Company made the decision to not pursue the acquisition of TESI.

The Letter Agreement releases The Company and TESI from any and all reciprocal surviving obligations under the LOI and establishes an arrangement for the return of the $7.5 million advance in the form of a combination of cash and securities.

Pursuant to the Letter Agreement, the Outstanding Amount shall be converted into a number of shares of the equity of TESI or the of the surviving entity in any consolidation, merger or reorganization with TESI (the “Transaction”) to be agreed upon by the TESI and the Company prior to the closing of the Transaction (the “Equity Consideration”).

The parties also agree that the execution of the Letter Agreement settles all actual and potential obligations of TESI towards the Company and upon payment of the Equity Consideration, each party releases and forever discharges the other party and its foregoing related persons from any and all claims of any kind, whether known or unknown, arising out of or relating to the LOI or the proposed transaction thereunder.

Note Receivable

On November 12, 2025, the Company issued a senior convertible promissory note to Commloan in the principal amount of $0.6 million (the “Commloan Note”). The Commloan Note matures on   November 11, 2026. The Commloan Note accrues interest at the rate of ten percent (10%) per annum. All interest payments will be payable in cash. Accrued and unpaid interest shall be payable in arrears and shall be due on the 10th calendar day of each month beginning December 10, 2025. Interest shall be calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, commencing on the November 12, 2025. The Commloan Note must be prepaid by the Commloan with a mandatory prepayment premium in the amount equal to 105%, in the event the note is satisfied prior to November 10, 2026.

By mutual written agreement of the Company and Commloan, the outstanding principal and accrued interest may be converted into equity securities issued in the Company’s next qualified financing round at a fixed price equal to the price per share of such financing, less a fifteen percent (15%) discount. If an Event of Default occurs, as defined in the Commloan Note, then we may (i) declare all outstanding principal and other sums payable to be immediately due and payable and (ii) exercise any and all of our other rights under applicable law.

On November 14, 2025, the Company issued to Seven Knots a senior convertible promissory note in the principal amount of $750,000 due in November 2026 (the “2026 Note”). The 2026 Note was issued in connection with a letter of intent by the Company to acquire all of the issued and outstanding securities of CommLoan and related note receivable with Commloan (see Note 19 - Subsequent events - Note Receivable). [GP1]  Seven Knots is also a holder of the 2026 Commitment Notes as well as the Company’s Series C and Series D Preferred Shares. The 2026 Note matures on November 13, 2026 and will bear interest at 10% per annum on a 360-day basis, due and payable on such maturity date. Accrued and unpaid interest is payable in arrears and due on the fifth calendar day of each month beginning  December 2025.

The 2026 Note must be prepaid by the Company in an amount equal to 25% of the gross proceeds received by the Company from that certain Common Stock Purchase Agreement dated June 26, 2024 by and between Seven Knots and the Company, with a mandatory prepayment premium of 115%.

If the Company completes a qualified equity financing with total gross proceeds to the Company of $1 million or more (excluding the conversion of the notes or other convertible securities issued for capital raising purposes) before the maturity date, the 2026 Note must be repaid in full in an amount equal to the then-outstanding principal amount, any accrued but unpaid interest and a pre-payment premium equal to 115% of the 2026 Note value on November 14, 2025. Such repayment will be due within one business day of the closing such qualified equity financing. The Company shall give written notice to the Holders as soon as practicable, but in no event less than ten days before the anticipated closing date of such qualified equity financing, during which period the Holders shall have the opportunity to convert the 2026 Note pursuant its terms.

The 2026 Note provides for a beneficial ownership limitation of 4.99% of the number of shares of the Company’s common stock immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the 2026 Note held by the Holders (increasable to 9.99% upon 61 days’ notice by the Holders to the Company).

The 2026 Note is convertible at the Holders’ option into shares of common stock at a conversion price equal to 90% of the lowest sale price for the 20 consecutive trading days preceding conversion, subject to adjustment. The Holders are entitled to an amount equal to $1,500 for each conversion of the 2026 Note for the related review and applicable deposit of the related shares. The 2026 Note include customary Events of Default (as defined in the 2026 Note), including non-payment, covenant breaches, bankruptcy, and change of control, and provides for acceleration at 120% of the unpaid principal balance, together with any accrued and unpaid interest, if any.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6.      EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report on Form 10-Q. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Method of Filing

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to Windtree’s Registration Statement on Form S-1, as filed with the SEC on October 24, 2025.
4.1	Form of Convertible Note issued on July 2, 2025.	Incorporated by reference to Exhibit 4.3 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

4.2	Form of Common Stock Purchase Warrant issued on July 2, 2025.	Incorporated by reference to Exhibit 4.4 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

4.3	Form of Convertible Promissory Note by and between the Company and the Purchaser, dated as of July 23, 2025.	Incorporated by reference to Exhibit 4.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 24, 2025.

4.4	Form of Senior Promissory Note issued on November 12, 2025.	Filed herewith.

4.5	Form of Senior Convertible Promissory Note issued on November 14, 2025.	Filed herewith.

10.1	Form of Note Purchase Agreement dated July 2, 2025.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 3, 2025.

10.2	Form of Securities Purchase Agreement, dated as of July 16, 2025.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 17, 2025.

10.3	Form of Common Stock Purchase Agreement, dated as of July 23, 2025, by and between Windtree Therapeutics, Inc. and the Purchaser.	Incorporated by reference to Exhibit 10.1 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 24, 2025.

10.4	Form of Registration Rights Agreement, dated as of July 23, 2025, by and between Windtree Therapeutics, Inc. and the Purchaser.	Incorporated by reference to Exhibit 10.2 to Windtree’s Current Report on Form 8-K, as filed with the SEC on July 24, 2025.

10.5	Amendment, dated October 23, 2025, to the Common Stock Purchase Agreement, dated July 23, 2025, by and between Windtree and Seven Knots, LLC.	Incorporated by reference to Exhibit 10.90 to Windtree’s Registration Statement on Form S-1, as filed with the SEC on October 24, 2025.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1).	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1).	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1).	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1).	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1).	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1).	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)	Filed herewith.

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

Windtree Therapeutics, Inc.
(Registrant)

Date: November 14, 2025	By: /s/ Jed Latkin
Jed Latkin
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)